Form 10-K
period 1993-12-31
AMERICAN TELEPHONE & TELEGRAPH CO
filed 1994-03-25
CIK 5907

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

             (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1993

                                       OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From _________ to _________

                         Commission File Number 1-1105

                    AMERICAN TELEPHONE AND TELEGRAPH COMPANY

           A NEW YORK                                 I.R.S. EMPLOYER
           CORPORATION                                NO. 13-4924710

           32 Avenue of the Americas, New York, New York  10013-2412

                         Telephone Number 212-387-5400

Securities registered pursuant to Section 12(b) of the Act:  See attached
                                                             SCHEDULE A.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes.....x... No..........

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At February 28, 1994, the aggregate market value of the voting stock held by non-affiliates was $71,183,656,635.

At February 28, 1994, 1,356,931,753 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's annual report to security holders for the year ended December 31, 1993 (Part II)

     (2) Portions of the registrant's definitive proxy statement dated March 1, 1994, issued in connection with the annual meeting of shareholders (Part III)

                                  SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                        which registered

Common Shares                           #    New York, Boston, Midwest,
  (Par Value $1 Per Share)               ##  Philadelphia and Pacific Stock
                                        #    Exchanges


                                       #
Two Year Fixed/Floating Rate Notes,     #
  due May 4, 1995                       #
                                        #
Three Year 4-1/2% Notes,                #
  due February 15, 1996                 #
                                        #
Thirty-Four Year 4-3/8% Debentures,     #
  due October 1, 1996                   #
                                        #
Thirty-Seven Year 4-3/4% Debentures,    #
  due June 1, 1998                      #
                                        #
Thirty-Six Year 4-3/8% Debentures,      #
  due May 1, 1999                       #
                                        #
Thirty-Three Year 6% Debentures,        #
  due August 1, 2000                    #
                                        #
Thirty-Five Year 5-1/8% Debentures,     ##    New York Stock Exchange
  due April 1, 2001                     #
                                        #
Ten Year 7-1/8% Notes,                  #
  due January 15, 2002                  #
                                        #
Thirty Year 8-1/8% Debentures,          #
  due January 15, 2022                  #
                                        #
Thirty-Two Year 8-1/8% Debentures,      #
  due July 15, 2024                     #
                                        #
Forty Year 8-5/8% Debentures,           #
  due December 1, 2031                  #
                                       #

                               TABLE OF CONTENTS


                                     PART I

Item                            Description                           Page

 1.  Business ........................................................  1
 2.  Properties ...................................................... 14
 3.  Legal Proceedings ............................................... 15
 4.  Submission of Matters to a Vote of Security Holders ............. 15


                                    PART II

                                  Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters ....................................................... 17
 6.  Selected Financial Data ......................................... 17
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ......................................... 17
 8.  Financial Statements and Supplementary Data ..................... 17
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 17


                                    PART III

                                  Description

10.  Directors and Executive Officers of the Registrant .............. 17
11.  Executive Compensation .......................................... 17
12.  Security Ownership of Certain Beneficial Owners and Management .. 17
13.  Certain Relationships and Related Transactions .................. 17


                                    PART IV

                                  Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 18

See page 16 for "Executive Officers of the Registrant."

                                   PART I


Item 1. Business.

GENERAL

     American Telephone and Telegraph Company ("AT&T" or "Company") was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400).

     AT&T is a major participant in two industries: the global information movement and management industry and the financial services and leasing industry.

     In the global information movement and management industry, the Company's services and products include: voice, data and image telecommunications services that can be used with the telecommunications and information products or systems of AT&T and others; telecommunications products and systems, ranging from voice instruments to complex network switching and transmission systems; computer products and systems; products which combine communications and computing; installation, maintenance and repair services for communication and computer products; optical fiber and cable; and components for high-technology products and systems. The above-described services and products are designed to meet the needs of broad categories of customers: the users of telecommunications and information services, including residential, business and government customers; the providers of telecommunications and information services, including telephone companies and other telecommunications agencies around the world; and the manufacturers of telecommunications, data processing and other electronic equipment.

     In the financial services and leasing industry, the Company provides direct financing and finance leasing programs for its own products and the products of other companies, leases products to customers under operating leases, and is in the general-purpose credit card business.

     AT&T markets its services, products and systems throughout the United States. It also markets many of its services, products and systems outside of the United States.

     The Company sells its services and products directly to all types of customers through its own direct sales force. The Company also sells certain of its products to distributors and other intermediaries who may resell these products to others. Some of the Company's services are also sold to businesses that resell them, usually in conjunction with other services, to others.

     For information about the Company's industry and geographic segments, see Note 16 to the Consolidated Financial Statements. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

AGREEMENT WITH MCCAW CELLULAR COMMUNICATIONS, INC.

     On August 16, 1993, AT&T and McCaw Cellular Communications, Inc. ("McCaw") entered into a definitive agreement to merge McCaw and a subsidiary of AT&T, making McCaw a wholly owned subsidiary of AT&T (the "Merger").

     In the Merger, each share of McCaw's Class A and Class B common stock will be converted into one share of AT&T common stock. However, if the average of the last reported sales price on the New York Stock Exchange for the 20 most recent trading days ending on the fifth day prior to the date of the closing of the Merger (the "Closing Date Market Price") of one share of AT&T common stock is less than $53 per share, the conversion ratio will be adjusted upward to provide shares of AT&T common stock having an aggregate market price of $53 for each share of McCaw common stock, subject to a maximum of 1.111 shares of AT&T common stock. If the Closing Date Market Price of one share of AT&T common stock is greater than $71.73 per share, the conversion ratio will be adjusted downward to provide shares of AT&T common stock having an aggregate market price of $71.73 for each share of McCaw common stock, subject to a minimum of .909 of a share of AT&T common stock.

     Pursuant to a separate agreement, AT&T has granted McCaw the right, in the event the Merger does not close, to require AT&T to purchase from McCaw $600 million of McCaw's Class A common stock at a price of $51.25 per share.

     The Merger is subject to a number of conditions, including the receipt of regulatory approvals, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act"), receipt of opinions that the Merger will be tax free and will be accounted for as a pooling of interests, and McCaw stockholder approval. McCaw stockholders holding a majority of the voting power of the McCaw common stock, including members of the McCaw family and British Telecommunications plc, have agreed to vote in favor of the Merger.

Regulatory Approvals

     HSR Act and Antitrust. AT&T and McCaw must observe the notification and waiting period requirements of the HSR Act before the Merger may be consummated. The HSR Act provides for an initial 30-calendar day waiting period following the filing with the Federal Trade Commission (the "FTC") and the Antitrust Division of the U. S. Department of Justice (the "Antitrust Division") of certain Notification and Report Forms by the parties to the Merger and certain other parties. The HSR Act further provides that if, within the initial 30-calendar-day waiting period, the FTC or the Antitrust Division issues a request for additional information or documents, the waiting period will be extended until 11:59 p.m. on the twentieth day after the date of substantial compliance by the filing parties with such request.

     On September 22, 1993, AT&T and McCaw each received an extensive request from the Antitrust Division for additional information and documents with respect to the Merger and the telecommunications industry. Accordingly, the waiting period under the HSR Act has been extended and will not expire until the twentieth calendar day after AT&T and McCaw have each substantially complied with such request for additional information and documents. Each of AT&T and McCaw is responding to the request as rapidly as practicable but cannot predict when substantial compliance will be achieved.

     On December 2, 1993, BellSouth Corporation ("BellSouth") filed a motion in the case entitled United States v. Western Electric Co. Inc. et al., Civil Action No. 82-0192, for a declaratory ruling that the Merger would violate Section I(D) of the Modification of Final Judgment (the "Decree"), United States v. American Tel. and Tel. Co., 552 F. Supp. 131, 266-34 (D.D.C. 1982), aff'd mem. sub. nom Maryland v. United States, 450 U.S. 1001 (1982) and cannot be consummated without a modification of the Decree. On January 5, 1994, the U.S. Department of Justice filed a response that supported BellSouth's contention that a waiver of the Decree is required. On January 27, 1994, AT&T filed for a determination that a waiver is not required under the Decree or, in the alternative, for waiver of any relevant Decree provisions. AT&T and McCaw believe that BellSouth is not entitled to the relief sought but that a waiver, if necessary, can be obtained. There can be no assurance that AT&T will prevail with respect to the BellSouth challenge or any other challenge to the Merger that may be made on antitrust grounds.

     FCC. On August 23, 1993, AT&T and Craig O. McCaw filed various applications seeking consent of the FCC to the proposed transfer of control of radio licenses held by McCaw to AT&T, which consent is required prior to consummation of the Merger. The FCC has issued public notices concerning these applications and has established a schedule, pursuant to which
(i) interested parties were permitted to petition to deny the applications by November 1, 1993, (ii) responses to those petitions were due by December 2, 1993 and (iii) replies to such responses were due by January 18, 1994.

     Various petitions, responses and replies have been filed and the matter is now pending before the FCC. There can be no assurance that the FCC will give such consent.

     State Governmental Authorities. Pursuant to various applicable statutes, AT&T and McCaw were required to file applications with nine state regulatory commissions seeking approval and/or a statement of non-opposition to the Merger. Such applications were filed in Alaska, California, Hawaii, Louisiana, Maine, New York, Nevada, Ohio and West Virginia. The commissions of all of the foregoing states, except
California, have approved the applications or issued statements of non-opposition; the California application is still pending.

     In December 1993, AT&T and McCaw entered into a settlement agreement (the "California Settlement") with all of the original opposing parties in California regarding the provision of cellular and interexchange services to customers in California. However, there are no assurances that the California commission will approve the California Settlement, or, if approved, when such approval will be granted. There also can be no assurance that additional challenges will not be made or that, if such a challenge is made, AT&T and McCaw will prevail.


GLOBAL INFORMATION MOVEMENT AND MANAGEMENT

    To meet the needs of its customers and the demands of the complex and rapidly changing information movement and management industry, AT&T maintains business units that develop, engineer, market, and maintain telecommunications services and business units that develop, manufacture, market, provide, install and service information movement and management products and systems.

    To better serve the needs of customers, AT&T's businesses are clustered into functional groups as follows:

Communications Services Group

    The Communications Services Group addresses the needs of large and small businesses, the Federal government, state and local governments and consumers for voice, data and image telecommunications services. Business units within this group provide regular and custom long distance communications services, including message telecommunications services ("MTS"), wide area telecommunications services ("WATS"), satellite transponder services, AT&T EasyReach# 700 services, toll-free or 800 services, 900 services, private line services, Software Defined Network services ("SDN"), and integrated services digital network ("ISDN") technology based services. They also provide special long distance services, including AT&T Calling Card services and special calling plans and the Company's domestic and international operators. AT&T provides communications services internationally, including transaction services, global networks, network management and value added network services (i.e., services offered over communications transmission facilities that employ computer processing applications) and sells and maintains submarine cable systems.

    AT&T provides interstate and intrastate long distance telecommunications services throughout the continental United States and provides, or joins in providing with other carriers, interstate telecommunications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international telecommunications services to and from virtually all nations and territories around the world.

    In the continental United States, AT&T provides long distance telecommunications services over its own network. Virtually all switched services are computer controlled and digitally switched and interconnected by a packet switched signaling network. Transmission facilities consist of approximately 2 billion circuit-miles using lightwave, satellite, wire and coaxial cable and microwave radio technology. International telecommunications services are provided via multiple international transoceanic submarine cable (primarily lightwave) systems and via international satellite and radio facilities.

    AT&T is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate and international rates, lines and services, and other matters. For many years prior to July 1, 1989, the system of regulation used by the FCC for AT&T was rate-of-return regulation. Effective July 1, 1989, the FCC adopted a new system of regulating AT&T known as "price caps" under which AT&T's prices, rather than its earnings, are limited. The FCC decided in June 1993 to continue price caps for residential services instead of reducing regulation of AT&T.

____________
# Registered service mark of AT&T

    AT&T's intrastate telecommunications services are subject to regulation in many states by public service commissions or similar state authorities having regulatory power over intrastate rates, lines and services and other matters. The system of regulation used in many states, at least for some of AT&T's services, is rate-of-return regulation. In recent years, recognizing the competitive nature of AT&T's services, many states have adopted different systems of regulation, such as: complete removal of rate-of-return regulation, pricing flexibility rules for some or all of AT&T's services, price caps, and incentive regulation.

AT&T Global Information Solutions Company

    AT&T Global Information Solutions Company ("AT&T GIS" formerly known as NCR Corporation) develops, manufactures, markets, supports and services business information systems for worldwide markets. AT&T GIS's services and products consist of: industry-specific products, including industry-specific workstations and processors for retail, financial, manufacturing, and other markets; small computer systems and workstations, including small servers, personal computers, office automation workstations, and video display workstations; mid-range computer systems, including workgroup servers, small, medium and large departmental servers, and systems for interactive and batch processing; large computer systems for on-line transaction processing, decision support, and batch processing; imaging systems; communication processors which process information between large computer systems and a variety of data communication devices such as terminals; and synergistic products and services, including semiconductors, data centers, field engineering, software services, business forms and supplies, and education.


Multimedia Products and Services Group

    The Multimedia Products and Services Group addresses the equipment needs of large and emerging businesses, the Federal government, state and local governments, international distributors and consumers. Business units in this group offer products such as private branch exchanges ("PBXs") including the Definity* communications system, voice processing systems and voice messaging systems including the AUDIX* and Conversant* systems, electronic mail, electronic data interchanges and enhanced facsimile services through AT&T EasyLink* services, video conferencing systems, installations, maintenance and repair services and other business communications systems, corded and cordless telephones, cellular telephones, answering systems, security systems, facsimile machines, modems, multiplexers, data transceivers, the Merlin* and Partner* communications systems, videophone, and imaging and personal communicator products.

    The Multimedia Products and Services Group also includes AT&T Ventures Corporation. AT&T Ventures Corporation, a wholly owned subsidiary of AT&T, is an internal venture capital business. The mission of this organization is to identify and nurture new markets for the application of AT&T-developed technologies. AT&T Ventures Corporation creates and grows new businesses in markets not addressed by existing business units.

    On June 14, 1993, AT&T exchanged its 77% interest in UNIX System Laboratories for approximately 3% ownership of Novell, Inc., a leading software development company.

____________
* Registered trademark of AT&T

Network Systems Group

    The Network Systems Group includes business units that primarily manufacture, market, engineer, install and maintain switching systems, transmission systems, cable and wire products, cellular systems, and operations systems for AT&T, local exchange carriers, other carriers, private businesses, government agencies, overseas telephone administrations and others. Switching systems include the 5ESS* switch; transmission systems include lightwave and digital radio products, digital cross connect and multiplex products, and digital loop carrier products; cable and wire products include optical fiber, copper and optical fiber cable and related apparatus; and operations systems include mechanized systems for managing telecommunications networks.

    The Network Systems Group also includes AT&T Microelectronics, a business unit that produces three broad categories of components: integrated circuits, photonics and other electronic components such as discrete components, power systems and printed wiring boards, which are included in most AT&T products and systems. Certain of these components and many other specially designed components are sold commercially to other companies.

International

    In 1993, the WorldPartners alliance was formed by AT&T, Kokusai Denshin Denwa Company, Ltd of Japan and Singapore Telecommunications to provide global companies with a new level of service and convenience. WorldPartners expects to be joined by Australia's long distance company Telstra, Unitel of Canada, Korea Telecom, and others, including European partners.

    AT&T has numerous subsidiary companies and offices throughout the world. In 1993, AT&T announced its intention to implement an international organizational structure, along regional lines, to complement the functional groups described above and to promote shared accountability between regional units and those groups. Three regional units, representing all AT&T businesses, are being formed: Latin America, with headquarters in Coral Gables, Florida; Asia/Pacific, with headquarters in Hong Kong; and Europe/Middle East/Africa, with headquarters in Brussels.

    AT&T has established a number of international alliances, ventures and manufacturing facilities. Among these alliances, ventures and manufacturing facilities are the following:

    Asia/Pacific Region

    AT&T owns 60% of AT&T Taiwan Telecommunications Co., Ltd., a joint venture with the Taiwanese government and others in Taiwan which manufactures switching and transmission systems.

    AT&T owns approximately 15% of United Fiber Optic Communications Inc., a venture with Pacific Electric Wire and Cable Ltd., Chiao Tung Bank and others in Taiwan which manufactures fiber cable and transmission equipment.

    AT&T owns AT&T Telecommunications Products (Thai) Ltd., a Thai company which manufactures telephones.

____________
* Registered trademark of AT&T

    AT&T owns semiconductor assembly and test facilities and telephone manufacturing facilities in Singapore and a manufacturing facility on Batam Island, Indonesia which produces cordless telephones.

    AT&T owns 80% of AT&T Software Japan, Ltd., a joint venture with Industrial Bank of Japan and Software Research Associates, which provides software development.

    AT&T owns approximately 60% of AT&T Jens Corporation, a joint venture with 22 major Japanese companies which provides value added network services.

    AT&T owns 44% of a joint venture with the Goldstar group of the Republic of Korea which manufactures and markets switching products.

    AT&T, through joint ventures, operates manufacturing facilities in the People's Republic of China for the production of copper and fiber cable, switching systems, and transmission equipment.

    Europe/Middle East/Africa Region

    AT&T owns AT&T ISTEL Limited, a United Kingdom based company, which owns numerous subsidiaries, that manufactures software and provides software related services.

    AT&T Network Systems International B.V. is a joint venture between AT&T International Inc., which owns approximately 94% of the equity and Compagnia Telefonica Nacional de Espana, the national telephone company of Spain, which owns approximately 6%. It designs, develops, manufactures and markets Network Systems' products in Europe and elsewhere. In addition, the joint venture itself has established businesses and participates in joint ventures in a number of countries, including: the Netherlands, Belgium, the People's Republic of China, the Czech Republic, France, Germany, Ireland, Italy, Poland, the Russian Federation and Kazakhstan.

    AT&T owns 20% of Societa Italiana Telecommunicazioni S.p.A. ("Italtel"), a subsidiary of STET-Societa' Finaziaria Telefonica-per Azioni ("STET"), a telecommunications holding company controlled by the government of Italy, which manufactures and sells telecommunications equipment. AT&T and STET have entered into a cooperation agreement involving the development and marketing of certain public and private telecommunications equipment for Italy, other European countries, the United States and certain other markets.

    AT&T owns Gretag Data Systems AG, a Swiss company that manufactures security-encryption equipment for the financial market.

    AT&T owns 19.5% of UTEL, a Ukrainian joint venture company with PTT Telecom and the Ukrainian State Committee of Communications, which provides services and products to improve Ukraine's domestic and international telecommunications services.

    AT&T owns AT&T Wireless Communications Products Limited (formerly "Shaye Communications Limited"), a United Kingdom company engaged in research, development and marketing of products for the ultra low power, portable, radio-based telecommunications market.

    AT&T owns in excess of 90% of Barphone S.A., a French company engaged principally in the development, design, manufacture and marketing of small PBXs and related equipment.

    AT&T owns 75% of LYCOM A/S, a Danish company engaged principally in the manufacture of optical fiber.

    AT&T owns 50% of A/O Telmos, a Russian joint venture company with Moscow City Telephone Company which will own and operate a subscriber network in Moscow.

    AT&T owns various controlling interests in joint ventures in the Czech Republic, Hungary, Poland and the Slovak Republic which market key systems, PBXs and related equipment.

    AT&T owns AT&T Microelectronica de Espana S.A., a Spanish company which manufactures integrated circuits.

    In addition, AT&T, through joint ventures, operates manufacturing facilities in Ireland, Korea, the People's Republic of China, Taiwan and Thailand.

    Latin America Region

    AT&T owns four manufacturing companies in Mexico. One company manufactures microelectronics products, a second company produces telephone answering machines, a third company is being converted to manufacture corded telephones and a fourth company repairs various items of AT&T's consumer products business unit.

    AT&T owns 51% of AT&T Elecon Telesistemas C.A., a Venezuelan joint venture with Electra Finance, which manufactures copper cable for the Venezuelan market.

    AT&T owns 5% of VenWorld Telecom, C.A., a Venezuelan joint venture company with GTE Corporation and three Venezuelan corporations, which owns 40% of the Venezuelan Post Telephone and Telegraph Company ("PT&T"), Compania Anonima Nacional Telefonos de Venezuela ("CANTV").

    Canada

    AT&T owns 20% of Unitel Communications, Inc., a Canadian long distance carrier.

AT&T Bell Laboratories

    AT&T Bell Laboratories provides support to all business units. It designs and develops new products, systems, software and services, and carries out a broad program of fundamental research, to provide the technology base for AT&T's future.

    AT&T Bell Laboratories has made significant contributions to information science and technology since its founding in 1925. These contributions include the invention of the transistor, the development of the nationwide microwave radio network, and the design and development of integrated circuits and many types of lasers. Areas of AT&T Bell Laboratories research and development work in recent years include lightwave transmission, which offers greater transmission capacity than other transmission systems; electronic switching technology, which enables faster call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of scale of integration to the full range of products offered by AT&T.

    Other advances achieved by AT&T Bell Laboratories include: the development of the Karmarkar Algorithm, a mathematical optimization technique which is being applied to the efficient layout of AT&T's long distance telecommunications network; the development of optical amplifiers that dramatically increase the distance messages can be transmitted optically before they must be reamplified, and the invention of a self-electro optic effect device ("SEED") useful for optical storage, optical switching and optical logic, thus advancing the future of photonic technologies; the development of polysilicon memory structures widely used in dynamic random access memories ("DRAMS"); the development of speech recognizers which provide for the human control of complex systems with verbal commands; and improvements to AT&T's ACCUNET* T1.5 service (a wideband, all-digital, customer-dedicated service that combines voice, data and video communications) that permit customer control of reconfigurations.

    AT&T Bell Laboratories also undertakes the architectural effort required to see that AT&T products can be integrated within a framework of national and international standards. An emphasis on use of the UNIX@ Operating System, "C" language and other software suited to open architecture and easy connectivity facilitates this architectural effort. AT&T Bell Laboratories has also made significant contributions to the efficient coding of television pictures and to wireless communications technology.

    In order to increase focus on customers and to create more nimble organizations, much of the AT&T Bell Laboratories systems engineering and development resource has been more formally aligned with business units. The newly aligned organizations remain AT&T Bell Laboratories, but they receive day-to-day guidance from the business units they support.

Competition and Regulation

    In the global information movement and management industry, AT&T serves markets that are highly competitive and subject to rapid changes in technology and customer needs. Regulatory and court decisions, as well as new technology, have expanded the types of available information movement and management services and products and increased the number of competitors offering such services and products. Many of AT&T's competitors are large companies which have substantial capital, technological and marketing resources.

    The FCC has ruled that most business and residential customers must select a preferred long distance carrier. In the course of the conversion to "equal access" by a telephone company (equal access permits a customer to use the service of any available long distance carrier, without the need to dial a special access code), customers that fail to select a carrier

____________
* Registered trademark of AT&T
@ Registered trademark of Novell, Inc.

will have one selected for them, based on the percentage distribution of customers having made selections. During 1989, as a result of Federal court orders, most owners of premises on which telephone company owned public telephones are located selected a long distance carrier. Premises owners who did not select a long distance carrier had a carrier selected for them through an allocation process similar to that used for business and residential customers.

    The FCC's "price caps" system of regulation, which applies to AT&T's residential and small business outbound services, and all inbound 800 services, is designed to maximize the incentive for AT&T to increase productivity and lower costs and increases AT&T's flexibility to respond to market conditions. AT&T's price capped services are subject to price ceilings, defined by indices based on AT&T's price levels at the initiation of price cap regulation and adjusted annually to reflect changes in inflation and certain other costs of doing business. The price ceilings for services are also subject to a 3% annual decrease, which reflects a 2.5% productivity level that the FCC says AT&T has achieved historically plus an additional 0.5%. AT&T may raise prices of individual services, but must stay within the ceilings overall. Generally AT&T is prohibited from raising or lowering the overall price of particular service categories by more than 5% annually.

    In 1991, the FCC adopted an order in its "interexchange competition" proceeding (CC Docket No. 90-132), confirming that the interexchange market is largely competitive. As a result, the order streamlined the regulation of most AT&T outbound business services. These services are no longer subject to price cap regulation; AT&T can file tariff revisions for these services on 14 days notice; and AT&T can offer individually negotiated contract-based rates for these services. On May 21, 1993, following the implementation of 800 number portability, the regulation of AT&T's 800 services, with the exception of 800 Directory Assistance Service, were streamlined and AT&T was permitted to include these services in its individually negotiated contracts.

    Three bills have been introduced into Congress that concern the telecommunications industry, two in the House of Representatives and one in the Senate. One of the House bills, H.R. 3626, establishes the FCC and
U. S. Department of Justice tests the Regional Bell Operating Companies ("RBOCs") must meet before they can provide long distance service. These tests vary with the segment of the long distance market the RBOC seeks to enter. This bill also outlines the conditions for RBOC entry into manufacturing of telecommunications equipment.

    The second House bill, H.R. 3636, would require local telephone companies ("LECs") to provide interconnection equal access to their exchanges. In exchange, the LECs will be permitted to provide cable television services.

    The Senate bill, S. 1822, combines many of the features of the House bills. It includes a test which the RBOCs must meet before they would be permitted to provide long distance service. This test requires that there "be no substantial possibility the RBOC could use its monopoly power to impede competition" in the market it seeks to enter. In areas where the

RBOC provides local service, they must also prove that they face "actual and demonstrable competition" before they could offer long distance service. S. 1822 would also permit the RBOCs into manufacturing immediately, but such activities would be subject to extensive post-entry safeguards. Finally, like H.R. 3636, S. 1822 would permit the LECs to enter the cable television market, but only in exchange for allowing competitors into their local service market.


FINANCIAL SERVICES AND LEASING

    The Company's operations in the financial services and leasing industry are conducted through AT&T Capital Corporation ("AT&T Capital"), a majority owned subsidiary of AT&T, and AT&T Universal Card Services Corp. ("AT&T Universal Card Services"), a wholly owned subsidiary of AT&T.

AT&T Capital

    On November 19, 1992, the Company announced that AT&T Capital had begun taking the legal and financial steps necessary to become more financially independent of AT&T.

    On August 4, 1993, an initial public offering combined with a management stock offering took place, which totaled approximately 14 percent of AT&T Capital's common stock. As a result of the stock offerings, approximately 86 percent of the outstanding common stock of AT&T Capital is owned by AT&T indirectly through subsidiaries.

    AT&T Capital is a full-service diversified equipment leasing and finance company including captive programs, general and specialized leasing throughout the United States and in Canada, Europe and Hong Kong.

    AT&T Capital works side by side with AT&T and its affiliates to provide customized financing for AT&T customers acquiring AT&T and associated equipment. AT&T Capital also provides: financing in connection with general equipment used by AT&T entities; the AT&T affiliate investment recovery program; and AT&T's employee vehicle leasing program. AT&T Capital's captive programs are partially dependent upon sales of products by AT&T and its affiliates and the continued acceptance of these products in the marketplace.

    AT&T Capital's general and specialized financial products are diversified. These financial products include: small and middle ticket general equipment leasing, computer leasing and remarketing, comprehensive fleet vehicle management and asset management.

    AT&T Capital has expanded its international focus through equipment leasing and financial services to customers in Canada, Europe, and Hong Kong.

Competition

    The leasing and finance industry is highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or acquiring new end-user customers, and the cost of managing portfolios (including, for example, billing, collection, property and sales tax, residual management, etc.).

    In its leasing and financing operations and programs, AT&T Capital competes with captive or related leasing companies (such as General Electric Capital Corporation and IBM Credit Corporation), independent leasing companies (such as Comdisco, Inc.), certain banks engaged in leasing, lease brokers and investment banking firms that arrange for the financing of leased equipment, and manufacturers and vendors who lease their own products to customers. In addition, AT&T Capital competes with all banking and other financial institutions, manufacturers, vendors and others who extend or arrange credit for the acquisition of equipment and, in a sense, with the available cash resources of end-users (i.e., end-users may use their available cash resources to purchase equipment otherwise financeable by AT&T Capital). Many of the competitors of AT&T Capital are large companies that have substantial capital, technological and marketing resources; some of these competitors are significantly larger than AT&T Capital and have access to capital at a lower cost.

    The activities of AT&T Capital are partially dependent upon sales of products by AT&T and its affiliates. AT&T is subject to substantial competition in the broad markets in which it competes. Thus, there is no assurance as to the volume of financing opportunities that will be generated by sales or leases of equipment by AT&T and its affiliates.

AT&T Universal Card Services

    AT&T Universal Card Services began operations in early 1990. The AT&T Universal Card is a combined general-purpose consumer credit card and AT&T Calling Card that at year-end had receivables in the amount of $9.2 billion in 1993, $6.6 billion in 1992, $3.8 billion in 1991, and $1.6 billion in 1990. The AT&T Universal Card is offered directly through AT&T Universal Financial Corp., a Utah industrial loan company which is wholly owned by AT&T, and under an affinity relationship with Universal Bank in Columbus, Georgia, a subsidiary of Synovus Financial Corp. AT&T Universal Card Services provides marketing and customer support for the AT&T Universal Card program and it purchases cardholder receivables from Universal Bank.

    The consumer credit card industry is highly competitive and some seasonality exists, with a higher number of purchases occurring during the year-end holiday season. The Company believes that the AT&T Universal Card program is one of the top two or three bankcard/credit card programs, based on generally available industry information, and on the number of cardholder accounts in the United States.

    In May 1990, four major United States banks filed complaints with the FCC alleging, among other things, that the AT&T Universal Card program illegally discriminated against AT&T customers not holding AT&T Universal Cards, as well as credit card issuers in that the AT&T Universal Card program provides for a 10% discount on AT&T calling card rates. These banks also filed petitions with the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Board ("FRB"), and the Georgia Department of Banking and Finance alleging that the AT&T Universal Card program, in its current form, violated certain banking laws and regulations. The Georgia Department of Banking and Finance, the FDIC and the FRB considered these complaints and decided not to take any action in connection with the AT&T Universal Card program. On December 21, 1993, the FCC released its Memorandum Opinion and Order concluding that there is no merit to the arguments of the banks that the AT&T Universal Card venture is unlawful under the Communications Act or the Commission's Rules and relevant decisions.

    On October 9, 1990, VISA U.S.A. announced changes in its affinity card regulations which would limit the operations of affinity card programs. VISA U.S.A. further announced that it will apply these rule changes on a prospective basis, i.e., only to affinity card programs that commenced after October 8, 1990. However, VISA U.S.A. stated that affinity card programs which commenced prior to October 8, 1990, including the AT&T Universal Card program, will be reviewed in the coming months to decide if these new rules should be applied retroactively to such programs. On or about November 29, 1990, VISA U.S.A. established a temporary moratorium, in effect through June 4, 1991, on eligibility for membership in the VISA association by financial institutions owned by nonbanking companies. VISA U.S.A. noted that its moratorium on membership in VISA by financial institutions owned by nonbanks also applies to the acquisition of an existing member by a nonbanking organization. Under this moratorium, any institution which would not be eligible to join VISA directly would be precluded from joining indirectly through an acquisition, unless the acquisition is approved by three-quarters of the VISA U.S.A. board of directors. VISA U.S.A. deferred consideration of these matters until its Board meeting of February 10-11, 1992, when it set aside the moratorium, established an increased fee structure for new members and set forth new affinity rules for card programs that commence after February 11, 1992. In a briefing paper provided by VISA U.S.A. to the press, it confirmed that the new membership rules have no impact on the AT&T Universal Card program.

OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE INFORMATION

    For information about the consolidated operating revenues contributed by the Company's major classes of products and services and about consolidated research and development expenses, see revenue tables and descriptions on pages 24 thru 27 and Consolidated Statements of Income on page 31, of the Company's annual report to security holders for the year ended December 31, 1993. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

    AT&T employs approximately 308,700 persons in its operations. About 35% of the employees of AT&T are represented by unions. Of those so represented about 80% are represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO, about 19% by the International Brotherhood of Electrical Workers ("IBEW"), which is also affiliated with the AFL-CIO, and the remainder by other unions. Labor agreements with these unions extend through May 27, 1995.

ENVIRONMENTAL MATTERS

    The operations of the Company involve the release of materials to the environment that are subject to regulation under environmental protection laws. The Company is involved in a number of remedial actions to clean up hazardous wastes in accordance with the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or "Superfund"), the Resource Conservation and Recovery Act ("RCRA") and state environmental laws. Such statutes require that certain parties fund remedial actions regardless of fault. During 1993, as in prior years, the Company has been making capital expenditures for environmental control facilities.

    An estimate of the costs of remedial actions or the amounts of capital expenditures for future periods is subject to a number of uncertainties including the following: the developing nature of administrative regulations being promulgated under CERCLA, RCRA and other environmental protection laws; the availability of other responsible parties at a site; the availability of information regarding conditions at potential sites; uncertainty as to how the laws and regulations may be applied to such sites; multiple choices and costs associated with diverse technologies that may be used in corrective actions at such sites; the eventual outcome of claims for insurance coverage; and the time periods (which may be quite lengthy) over which eventual remediation may occur. In the opinion of the Company's management, capital expenditures and expenses in connection with remedial actions to comply with the present environmental protection laws will not have a material effect upon the Company's future expenditures, earnings or competitive position beyond that provided for at year-end.

Item 2.  Properties.

    The properties of AT&T consist primarily of plant and equipment used to provide long distance telecommunications services, manufacturing plants at which the Company's products and systems are produced and administrative office buildings.

    Telecommunications plant and equipment consists of: central office equipment, including switching and transmission equipment; connecting lines (cables, wires, poles, conduits, etc.); land and buildings; and miscellaneous properties (work equipment, furniture, plant under construction, etc.). The majority of the connecting lines are on or under public roads, highways and streets and international and territorial waters. The remainder are on or under private property.

    AT&T operates 97 manufacturing facilities located throughout the United States and abroad which at December 31, 1993, had a total of about 33 million square feet. Approximately 30 million square feet are in owned facilities and the remaining 3 million square feet are in leased premises. Some of the non-U.S. operations are operated through joint ventures with other parties (see the discussion of international alliances and ventures contained in Item 1. Business). AT&T also operates a number of sales offices, service, repair and distribution centers, and other facilities, such as research and development laboratories.

    AT&T continues to manage the deployment and utilization of its assets in order to meet its global growth objectives while at the same time, ensuring that these assets are generating economic value added for the shareholder. AT&T will continue to manage its asset base consistent with globalization initiatives, marketplace forces, productivity growth and technology change.

    A substantial number of the administrative offices of AT&T are in leased buildings. Substantially all of the important communications facilities are in buildings owned by AT&T or leased from the regional holding companies created at divestiture. Substantially all of the major manufacturing plants and major centers are in owned buildings. Many of the smaller facilities are in rented quarters. Most of the important buildings are on land held in fee, but a few are on land held under long-term leases.

Item 3.  Legal Proceedings.

    In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1993. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial statements.

    On July 31, 1991, the United States Environmental Protection Agency Region III issued a complaint pursuant to Section 3008a of the Resource Conservation and Recovery Act alleging violations of various waste management regulations at the Company's Richmond Works, Richmond, Virginia. The complaint seeks a total of $4,184,304 in penalties. The Company is contesting both liability and the penalties.

    In addition, on July 31, 1991, the United States Environmental Protection Agency filed a civil complaint in the U.S. District Court for the Southern District of Illinois against the Company and nine other parties seeking enforcement of its CERCLA Section 106 cleanup order, issued in November 1990 for the NL Granite City Superfund site, Granite, Illinois, past costs, civil penalties of $25,000 per day and treble damages related to certain United States' costs. The Company is contesting liability.

    On January 31, 1994, the Company pleaded guilty to a misdemeanor and paid a fine of $175,000 in connection with environmental violations at the Company's facilities in Reading, Pennsylvania.

    The foregoing environmental proceedings are not material to the consolidated financial statements or business of the Company and would not be reported but for Instruction 5 C. of Item 103 of Regulation S-K, which requires disclosure of such matters.

    See also the discussion herein in Item 1. Business, for additional information about environmental matters.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      Executive Officers of the Registrant
                            (as of February 1, 1994)
                                                                   Became
                                                                    AT&T
                                                                  Executive
                                                                   Officer
            Name              Age                                     on

    Robert E. Allen* ....... 59   Chairman of the Board and Chief
                                     Executive Officer ............  9-86
    Richard S. Bodman ...... 55   Senior Vice President, Corporate
                                     Strategy and Development .....  8-90
    Harold W. Burlingame ... 53   Senior Vice President, Human
                                     Resources ....................  9-86
    Robert M. Kavner ....... 50   Executive Vice President AT&T
                                     and Chief Executive Officer,
                                     Multimedia Products and
                                     Services Group ...............  3-89
    Marilyn Laurie ......... 54   Senior Vice President, Public
                                     Relations and Employee
                                     Information ..................  2-87
    Alex J. Mandl .......... 50   Executive Vice President AT&T
                                     and Chief Executive Officer,
                                     Communications Services Group   8-91
    William B. Marx, Jr. ... 54   Executive Vice President AT&T
                                     and Chief Executive Officer,
                                     Network Systems Group ........  7-89
    John S. Mayo ........... 63   President, AT&T Bell
                                     Laboratories .................  7-91
    Richard W. Miller ...... 53   Executive Vice President AT&T
                                     and Chief Financial Officer ..  8-93
    Victor A. Pelson** ..... 56   Executive Vice President AT&T
                                     and Chairman Global Operations
                                     Team .........................  3-89
    Jerre L. Stead ......... 51   Executive Vice President AT&T and
                                     Chief Executive Officer, AT&T
                                     Global Information Solutions
                                     Company ......................  9-91
    Sam R. Willcoxon ....... 63   Group Executive AT&T and
                                     President, Telephone Pioneers
                                     of America ...................  3-89
    John D. Zeglis ......... 46   Senior Vice President - General
                                     Counsel and Government
                                     Affairs ......................  9-86

____________
     *Member of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.

    All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Bodman, Mandl, Miller and Stead who have been officers of AT&T since August 23, 1990, August 1, 1991, August 9, 1993 and September 1, 1991, respectively. Mr. Bodman was President of Washington National Investment Corp., an investment company, for more than five years prior to joining AT&T. Prior to joining AT&T, Mr. Mandl was Chairman and Chief Executive Officer of Sea-Land Service, Inc., an ocean transportation and distribution services company, for three years. Prior to becoming an executive officer of AT&T, Mr. Miller was with Wang Laboratories, Inc. from 1989 through 1993 serving as President and Chief Operating Officer and later as Chairman, President and Chief Executive Officer. Prior to that, Mr. Miller held several Executive Management positions with RCA and General Electric. Prior to becoming Chief Executive Officer of AT&T Global Information Solutions, Mr. Stead was President of AT&T Business Communication Systems for two years. Mr. Stead was with Square D Company, a worldwide leader in industrial control and electronical distribution products, systems and services, from 1987 to 1991. He became president of Square D in 1987, and was elected to the additional positions of chief executive officer and chairman of the board in 1989.

    Officers are not elected for a fixed term of office but hold office until their successors have been elected.


                                    PART II


Items 5 through 8.

    The information required by these items is included in pages 21 through 44 and on the inside back cover of the Company's annual report to security holders for the year ended December 31, 1993. The referenced pages of the Company's annual report to security holders have been filed as
Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There have been no changes in independent auditors and no disagreements with independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years.


                                    PART III


Items 10 through 13.

    Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

    The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 1, 1994, on page 6, the first paragraph on page 7, the last paragraph on page 7 through page 13, and the last paragraph on page 42 through page 56. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of the report:

          (1)  Financial Statements:
                                                                      Pages
               Report of Management ................................    *
               Report of Independent Auditors ......................    *

               Statements:

                   Consolidated Statements of Income ...............    *
                   Consolidated Balance Sheets .....................    *
                   Consolidated Statements of Cash Flows ...........    *
                   Notes to Consolidated Financial Statements ......    *

          (2)  Financial Statement Schedules:

               Report of Independent Auditors ......................   22

               Schedules:

                 II--Amounts Receivable from Related Parties and
                       Underwriters, Promoters, and Employees
                       Other than Related Parties...................   23
                  V--Property, Plant and Equipment .................   28
                 VI--Accumulated Depreciation ......................   32
               VIII--Valuation and Qualifying Accounts .............   34
                 IX--Debt Maturing Within One Year .................   36
                  X--Supplementary Income Statement Information ....   37

               Schedules other than those listed above have been
                 omitted because such schedules are not required or applicable.

               Separate financial statements of subsidiaries not
                 consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

____________
*Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended
   December 31, 1993.  (See Part II.)

                                     - 19 -
          (3)  Exhibits:

                   Exhibits identified in parentheses below, on file with
               the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

          Exhibit
          Number

     (3)a Restated Certificate of Incorporation of the registrant, dated January 10, 1989, Certificate of Change to Restated Certificate of Incorporation dated March 18, 1992, and Certificate of Amendment to Restated Certificate of Incorporation dated June 1, 1992 (Exhibit 4B to Form SE dated July 21, 1992, File No. 1-1105).

     (3)b By-Laws of the registrant, as amended April 20, 1993 (Exhibit 3.02 to Form S-4 dated February 1, 1994 Registration No. 33-52119, File No. 1-1105).

     (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     (10)(iii)(A)1  AT&T Short Term Incentive Plan as amended December 16,
                    1992 (Exhibit  (10)(iii)(A)1 to Form SE, dated
                    March 24, 1993, File No. 1-1105).

     (10)(iii)(A)2  AT&T 1987 Long Term Incentive Program as amended
                    July 17, 1989 (Exhibit (10)(iii)(A)2 to Form SE dated March 24, 1993, File No. 1-1105).

     (10)(iii)(A)3  AT&T Senior Management Individual Life Insurance
                    Program dated January 1, 1987 (Exhibit (10)(iii)(A)1 to Form SE, dated March 25, 1987, File No. 1-1105).

     (10)(iii)(A)4  AT&T Senior Management Long Term Disability and
                    Survivor Protection Plan dated February 23, 1984 (Exhibit (10)(iii)(A)1 to Form SE, dated February 21, 1986, File No. 1-1105).

     (10)(iii)(A)5  AT&T Senior Management Financial Counseling Program
                    dated March 14, 1994.

     (10)(iii)(A)6  AT&T Deferred Compensation Plan for Non-Employee
                    Directors, as amended December 15, 1993.

     (10)(iii)(A)7  AT&T Directors Individual Life Insurance Program dated
                    January 1, 1987 (Exhibit (10)(iii)(A)3 to Form SE, dated March 25, 1987, File No. 1-1105).

          Exhibit
          Number

     (10)(iii)(A)8  AT&T Plan for Non-Employee Directors' Travel Accident
                    Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).

     (10)(iii)(A)9  Extract from AT&T (formerly Bell System) Management
                    Pension Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in The Employee Retirement Income Security Act, with amendments effective October 1, 1985 (Exhibit
                    (10)(iii)(A)2 to Form SE, dated February 21, 1986, File No. 1-1105).

     (10)(iii)(A)10 AT&T Non-Qualified Pension Plan, (with amendments effective June 1, 1988) (Exhibit 10(iii)(A)10 to Form SE, dated March 26, 1990, File No. 1-1105).

     (10)(iii)(A)11 AT&T Senior Management Incentive Award Deferral Plan,
                    as amended December 18, 1991.

     (10)(iii)(A)12 AT&T Mid-Career Hire Program revised effective January
                    1, 1988, including AT&T Mid-Career Pension Plan, as amended May 15, 1985 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105).

     (10)(iii)(A)13 AT&T 1984 Stock Option Plan, as modified December 19,
                    1984 (Exhibit 10(t) to Form SE, dated February 27, 1985, File No. 0-13247).

     (10)(iii)(A)14 Form of Indemnification Contract for Officers and
                    Directors (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987, File No. 1-1105).

     (10)(iii)(A)15 Pension Plan for AT&T Non-Employee Directors revised
                    February 20, 1989.

     (10)(iii)(A)16 AT&T Senior Management Basic Life Insurance Program
                    (Exhibit (10)(iii)(A)16 to Form 10-K for 1990, File No. 1-1105).

     (10)(iii)(A)17 Form of AT&T Benefits Protection Trust Agreement
                    (Exhibit (10)(iii)(A)17 to Form SE, dated March 25, 1992, File No. 1-1105).

     (10)(iii)(A)18 Employment Agreement between American Telephone and
                    Telegraph Company and Alex J. Mandl dated August 1,
                    1991.

     (10)(iii)(A)19 Employment Agreement between American Telephone and
                    Telegraph Company and Jerre L. Stead dated July 31, 1991, supplemented October 18, 1991 and March 29, 1993.

          Exhibit
          Number

     (12)           Computation of Ratio of Earnings to Fixed Charges.

     (13) Specified portions (pages 21 through 44 and the inside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1993.

     (21)           List of subsidiaries of AT&T.

     (23)           Consent of Coopers & Lybrand.

     (24)a Powers of Attorney executed by officers and directors who signed this report.

     (24)b          Board of Directors' Resolution.

               Annual reports on Forms 11-K for the AT&T Long Term Savings Plan for Management Employees, the AT&T Long Term Savings and Security Plan, the AT&T Retirement Savings and Profit Sharing Plan and the NCR Corporation Savings Plan will be filed separately, on or before April 29, 1994.

               AT&T will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b)  Reports on Form 8-K:

               Forms 8-K dated August 16, 1993, as amended, and October 8, 1993 were filed pursuant to Item 5. (Other Events) and Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits), and Form 8-K dated December 30, 1993 was filed pursuant to Item 5. (Other Events).

                         REPORT OF INDEPENDENT AUDITORS



To the Shareowners of American Telephone and Telegraph Company:


     Our report on the consolidated financial statements of American Telephone and Telegraph Company and subsidiaries has been incorporated by reference in this Form 10-K from page 30 of the 1993 Annual Report to the Shareowners of American Telephone and Telegraph Company. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 18 of this Form 10-K.

     In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in our report referred to above and in Note 2 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits, postemployment benefits and income taxes.



                                             COOPERS & LYBRAND


1301 Avenue of the Americas
New York, New York
January 27, 1994

                                                                                                     Schedule II--Sheet 1
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                    AND ITS CONSOLIDATED SUBSIDIARIES

  SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
                                           THAN RELATED PARTIES


- --------------------------------------------------------------------------------------------------------------------------
            COL. A                       COL. B            COL. C               COL. D                     COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                         Balance at
                                       Balance at                             Deductions               End of Period
        Name of Debtor                 Beginning          Additions     --------------------------------------------------
                                       of Period                            (1)           (2)          (1)        (2)
                                                                          Amounts       Amounts
                                                                         Collected    Written Off    Current   Not Current
- --------------------------------------------------------------------------------------------------------------------------

         Year 1993
Thomas C. Wajnert    (a)               $200,000         $        0       $        0   $      0   $    50,000   $  150,000
                     (f)                      0          2,616,403            3,580                        0    2,612,823
Richard A. McGinn    (b)                300,000            305,590          605,590          0             0            0
David K. Hunt        (c)                      0          1,200,000          350,000          0             0      850,000
Ron J. Ponder        (d)                      0            550,800                0          0       200,800      350,000
Daniel L. Clark      (e)                      0            340,000                0          0       113,333      226,667


The Notes on Sheets 4 and 5 are an integral part of this schedule.


                                                                                                     Schedule II--Sheet 2
                                  AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

   SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
                                            THAN RELATED PARTIES

- --------------------------------------------------------------------------------------------------------------------------
            COL. A                       COL. B            COL. C               COL. D                     COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                         Balance at
                                       Balance at                             Deductions               End of Period
        Name of Debtor                 Beginning          Additions     --------------------------------------------------
                                       of Period                            (1)           (2)          (1)        (2)
                                                                          Amounts       Amounts
                                                                         Collected    Written Off    Current   Not Current
- --------------------------------------------------------------------------------------------------------------------------
         Year 1993
Edward Andrews       (f)               $      0         $  714,418       $  4,506     $      0       $      0  $  709,912
William Bridges      (f)                      0            168,527            266            0              0     168,261
Sterling Chadwick    (f)                      0            690,577          3,780            0              0     686,797
Frank Chartier       (f)                      0            457,226          3,125            0              0     454,101
Edward Cherney       (f)                      0          1,094,723          1,870            0              0   1,092,853
Nicholas Cyprus      (f)                      0            478,715            755            0              0     477,960
Michael DeBernardi   (f)                      0            451,366          2,847            0              0     448,519
George Deehan        (f)                      0            756,198            477            0              0     755,721
Edward Dwyer         (f)                      0            478,715            755            0              0     477,960
Geraldine Gold       (f)                      0            544,993          1,827            0              0     543,166
Timothy Hammill      (f)                      0            645,898          1,068            0              0     644,830
Ann Henry            (f)                      0            146,534            231            0              0     146,303
Robert Ingato        (f)                      0            149,475            236            0              0     149,239
Michelle Langstaff   (f)                      0            290,149            458            0              0     289,691
Madelyn Law          (f)                      0            283,574            485            0              0     283,089
G. Daniel McCarthy   (f)                      0            896,872          1,414            0              0     895,458
Kenneth Miltenberger (f)                      0            488,987          3,084            0              0     485,903
Ruth Morey           (f)                      0            817,744          5,158            0              0     812,586


The Notes on Sheets 4 and 5 are an integral part of this schedule.


                                                                                                     Schedule II--Sheet 3
                                  AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

   SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
                                            THAN RELATED PARTIES

- --------------------------------------------------------------------------------------------------------------------------
            COL. A                       COL. B            COL. C               COL. D                     COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                         Balance at
                                       Balance at                             Deductions               End of Period
        Name of Debtor                 Beginning          Additions     --------------------------------------------------
                                       of Period                            (1)           (2)          (1)        (2)
                                                                          Amounts       Amounts
                                                                         Collected    Written Off    Current   Not Current
- --------------------------------------------------------------------------------------------------------------------------

         Year 1993
Judith Pfister       (f)               $      0         $  132,736       $      0     $      0       $      0  $  132,736
Irving Rothman       (f)                      0          1,121,106          1,768            0              0   1,119,338
Derek Soper          (f)                      0            871,665          6,029            0              0     865,636
Maureen Tart         (f)                      0            896,871          1,414            0              0     895,457
James Tenner         (f)                      0            642,481            366            0              0     642,115
Charles Van Sickle   (f)                      0            989,212          5,415            0              0     983,797
Charles Whittaker    (f)                      0            149,475            205            0              0     149,270
Carolyn Zachary      (f)                      0            146,534            802            0              0     145,732
William Zadrozny     (f)                      0            666,490            599            0              0     665,891

         Year 1992

Thomas C. Wajnert    (a)               $200,000              --             --            --            --     $  200,000
Richard A. McGinn    (b)                 --             $  600,000       $300,000         --         $300,000      --

         Year 1991

Thomas C. Wajnert    (a)                 --             $  200,000          --            --            --     $  200,000


The Notes on Sheets 4 and 5 are an integral part of this schedule.


                                                                                                     Schedule II--Sheet 4
                                  AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

   SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
                                            THAN RELATED PARTIES

____________
(a)  On September 20, 1991, AT&T granted a demand loan of $200,000 with interest compounded monthly to Thomas J. Wajnert,
     Chairman of the Board and Chief Executive Officer--AT&T Capital Corporation (a subsidiary of AT&T), as a result of a compensation negotiation between AT&T and Mr. Wajnert. The interest rate for any month in which there is an unpaid balance shall be the rate established by the Internal Revenue Service ("IRS"), under Section 1274(d) of the Internal
     Revenue Code, as the applicable Federal short-term interest rate in effect for such month (3.8% for December 1993, 4%
     for December 1992).

     Mr. Wajnert made two interest payments on each of the following dates:  9/30/92 and 9/30/93.  Principal payments of
     $50,000 each plus accumulated interest are due and payable on the following four dates:  9/30/94, 9/30/95, 9/30/96 and
     9/30/97.

(b)  On September 23, 1992, AT&T granted Richard A. McGinn, President and Chief Operating Officer--Network Systems Group, a
     $300,000 demand loan for a period of 150 days with interest compounded monthly at the interest rate established by the
     IRS, under Section 1274(d) of the Internal Revenue Code, as the applicable Federal short-term interest rate.  This loan was paid in full in October 1992.

     On December 7, 1992, AT&T granted Mr. McGinn a 150 day demand loan for $300,000 with interest compounded monthly based on the rate established by the IRS as the applicable Federal short-term interest rate (4% for December 1992).  Full repayment of principal and interest was due and payable on 5/5/93.

     On May 26, 1993, AT&T granted Mr. McGinn a demand loan in the amount of $305,590 with interest compounded monthly on the unpaid balance to satisfy the principal and interest on the December 7, 1992 loan.  The interest rate for any month in which there was an unpaid balance was the rate established by the IRS, under Section 1274(d) of the Internal Revenue
     Code, as the applicable Federal short-term interest rate in effect for such month (3.8% for December 1993).  Full repayment of principal and interest was made on 12/31/93.

(c)  On May 7, 1993, AT&T granted a loan of $1,200,000 with an interest rate of 5.33% compounded monthly to David K. Hunt,
     President and Chief Executive Officer--Universal Card Services, to exercise stock options at his former employer, Signet
     Banking Corp.  On 7/14/93, Mr. Hunt repaid $350,000 in principal and $12,074 in interest.  He rolled over the balance of
     $850,000 into two new loans.
        a) $701,000 effective 7/15/93 with interest compounded monthly on the unpaid balance.  The loan was to exercise stock options at Signet Banking Corp.  Payment on this loan consists of two installments.  The first payment of $350,500 plus interest is due on 7/15/96.  The second payment of $350,500 plus interest is due on 7/15/98.  This loan is secured by
     52,720 shares of Signet Banking Corp. common stock.
        b) $149,000 effective 7/15/93 with interest compounded monthly on the unpaid balance.  The loan was to pay taxes on the stock option exercise.  Principle plus interest is due on 7/15/95.

     The interest rate on these loans for any month in which there is an unpaid balance shall be the rate established by the
     IRS, under Section 1274(d) of the Internal Revenue Code, as the applicable Federal mid-term interest rate in effect for the month of July 1993 (5.4%).

                                                                                                     Schedule II--Sheet 5

                                  AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

   SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
                                            THAN RELATED PARTIES




____________
(d)  On July 1, 1993, AT&T granted an interest free loan of $200,800 to Ron J. Ponder, Senior Vice President AT&T and Chief
     Information Officer, for monies owed to his former employer U.S. Sprint.  Full repayment of the principle balance shall be due and payable on 6/30/94 (one year from the effective date of the loan).

     On July 30, 1993, AT&T granted an interest free loan of $350,000 to Ron J. Ponder to purchase a home.  Full repayment of the principle balance shall be due and payable on 7/30/98 (five years from the effective date of the loan).

(e)  On November 17, 1993, AT&T granted a loan of $340,000 plus interest compounded monthly to Daniel L. Clark, Vice
     President--Consumer Communications Services, for monies owed to his former employer MCI, Inc. ("MCI").  Mr. Clark was required to pay off his loan from MCI prior to working for AT&T.  Payments of $113,333.33 plus accumulated interest are due on the following dates:  11/1/94, 11/1/95 and 11/1/96.  The interest rate for any month in which there is an unpaid balance shall be the rate established by the IRS, under Section 1274(d) of the Internal Revenue Code, as the applicable
     Federal mid-term interest rate in effect for the month of November 1993 (4.8%).

(f)  The loans, made by AT&T Capital Corporation to its managers, represent seven year full recourse loans bearing interest at a rate of 6% per annum payable at maturity, except to the extent mandatory payments of interest are required by the
     AT&T Capital Corporation 1993 Leveraged Stock Purchase Plan ("LSPP").  The loans were made to participants in the AT&T
     Capital Corporation LSPP to fund a significant portion of the purchase price of equity securities of AT&T Capital
     Corporation.  The purchased shares are pledged to AT&T Capital Corporation to secure repayment of the loan.


                                                                                                     Schedule V--Sheet 1
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                           (Millions of Dollars)


- ---------------------------------------------------------------------------------------------------------------------------
             COL. A                              COL. B          COL. C        COL. D            COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------------------
                                               Balance at                                         Other         Balance at
                                               Beginning        Additions      Retire-           Changes          End of
          Classification                       of Period       at Cost (a)     ments          Add(Deduct)(b)      Period
- ---------------------------------------------------------------------------------------------------------------------------
            Year 1993
Land and improvements .....................    $   690         $   10          $   12             $  58         $   746

Buildings and improvements ................      8,243            466             197                 0           8,512

Machinery, electronic and other
  equipment ...............................     31,117          3,481(c)        2,531(d)           (432)         31,635
                                               -------         ------          ------             -----         -------

  Total (e) ...............................    $40,050         $3,957          $2,740             $(374)        $40,893
                                               =======         ======          ======             =====         =======


The Notes on Sheet 4 are an integral part of this Schedule.


                                                                                        Schedule V--Sheet 2
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                           (Millions of Dollars)


- ---------------------------------------------------------------------------------------------------------------------------
             COL. A                              COL. B           COL. C       COL. D            COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------------------
                                               Balance at                                         Other         Balance at
                                               Beginning        Additions      Retire-           Changes          End of
         Classification                        of Period       at Cost (a)     ments          Add(Deduct)(b)      Period
- ---------------------------------------------------------------------------------------------------------------------------

            Year 1992
Land and improvements .....................    $   684         $   23          $    8            $  (9)          $   690

Buildings and improvements ................      8,229            406              89             (303)            8,243

Machinery, electronic and other
  equipment ...............................     30,979          3,814(c)        3,432(d)          (244)           31,117
                                               -------         ------          ------            -----           -------

  Total (e) ...............................    $39,892         $4,243          $3,529            $(556)          $40,050
                                               =======         ======          ======            =====           =======



The Notes on Sheet 4 are an integral part of this Schedule.


                                                                                                     Schedule V--Sheet 3
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                           (Millions of Dollars)


- ---------------------------------------------------------------------------------------------------------------------------
             COL. A                               COL. B          COL. C       COL. D            COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------------------
                                                Balance at                                        Other         Balance at
                                                Beginning        Additions     Retire-           Changes          End of
         Classification                         of Period       at Cost (a)    ments          Add(Deduct)(b)      Period
- ---------------------------------------------------------------------------------------------------------------------------

            Year 1991
Land and improvements .....................     $   652        $    6          $    2             $  28         $   684

Buildings and improvements ................       8,302           365             185              (253)          8,229

Machinery, electronic and other
  equipment ...............................      32,492         3,722(c)        4,962(d)           (273)         30,979
                                                -------        ------          ------             -----         -------

  Total (e) ...............................     $41,446        $4,093          $5,149             $(498)        $39,892
                                                =======        ======          ======             =====         =======



The Notes on Sheet 4 are an integral part of this Schedule.


                                            Schedule V--Sheet 4


                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY

                     AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                           (Millions of Dollars)




(a) The additions shown in column C are stated at original cost plus capitalized interest.

(b) Includes changes in lease classification, reclassifications between accounts, currency translation adjustments and, in 1993, relating to the consolidation of the $137 USG investment, and in 1992, $57 relating to the merger with Teradata.

(c) Represents purchases of machinery and equipment, principally telephone plant.

(d) Includes retirements of telecommunications network plant of approximately $1,400, $2,000 and $3,100 in 1993, 1992 and
       1991, respectively.

(e) See Note (1) to the Consolidated Financial Statements for a description of depreciation policies.

                                                                                        Schedule VI--Sheet 1
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                                  SCHEDULE VI - ACCUMULATED DEPRECIATION

                                           (Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------------
             COL. A                            COL. B          COL. C       COL. D            COL. E         COL. F
- -----------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                             Balance at       Charged to                       Other       Balance at
                                             Beginning        Costs and     Retire-           Changes        End of
          Description                        of Period         Expenses     ments          Add(Deduct)(a)    Period
- -----------------------------------------------------------------------------------------------------------------------
         Year 1993
Land improvements .........................  $    97         $    8         $    7           $    8        $   106
Buildings and improvements ................    2,990            312             80               41          3,263
Machinery, electronic and other
  equipment ...............................   17,605          3,306          2,471             (313)        18,127
                                             -------         ------         ------            ------       -------
  Total ...................................  $20,692         $3,626         $2,558            $(264)(b)    $21,496
                                             =======         ======         ======            ======       =======


         Year 1992
Land improvements .........................  $   128       $      6         $  --            $  (37)      $     97
Buildings and improvements ................    2,234            266            112              602          2,990
Machinery, electronic and other
  equipment ...............................   18,841          3,268          3,351           (1,153)        17,605
                                             -------         ------         ------            -------      -------
  Total ...................................  $21,203         $3,540         $3,463           $ (588)(b)    $20,692
                                             =======         ======         ======            =======      =======

The Notes on Sheet 2 are an integral part of this Schedule.

/TABLE

                                                                                        Schedule VI--Sheet 2
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                                  SCHEDULE VI - ACCUMULATED DEPRECIATION

                                           (Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------------
             COL. A                            COL. B          COL. C       COL. D            COL. E         COL. F
- -----------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                             Balance at       Charged to                       Other       Balance at
                                             Beginning        Costs and     Retire-           Changes        End of
          Description                        of Period         Expenses     ments          Add(Deduct)(a)    Period
- -----------------------------------------------------------------------------------------------------------------------
           Year 1991

Land improvements .........................  $   121         $    5         $  --           $     2        $   128
Buildings and improvements ................    2,912            356            177             (857)         2,234
Machinery, electronic and other
  equipment ...............................   19,752          3,484          4,765              370         18,841
                                             -------         ------         ------          -------        -------
  Total ...................................  $22,785         $3,845         $4,942          $  (485)(b)    $21,203
                                             =======         ======         ======          =======        =======

____________

(a)    Includes changes in lease classification, reclassifications between accounts, and currency translation adjustments.

(b)    Includes $(67) in 1993, $(232) in 1992 and $(193) in 1991 for the utilization of reserves established in 1988 for costs associated with the accelerated digitization of AT&T's telecommunications network.


                                                                                               Schedule VIII--Sheet 1
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                             SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------------
           COL. A                            COL. B                  COL. C                  COL. D         COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            ------------------------
                                                                (1)          (2)
                                           Balance at        Charged to    Charged                          Balance
                                           Beginning         Costs and     to Other                         at End
         Description                       of Period          Expenses     Accounts        Deductions(a)   of Period
- -----------------------------------------------------------------------------------------------------------------------
          Year 1993
Allowances for doubtful accounts (b) .....  $  982           $1,635         $66(c)           $1,495          $1,188
Reserves related to business
  restructuring and facility
  consolidation (d) ......................  $2,006           $  416         $ 5              $  987(e)       $1,440


          Year 1992

Allowances for doubtful accounts (b) .....  $1,024           $1,945         $31(c)           $2,018          $  982
Reserves related to business
  restructuring, including force
  and facility consolidation (d) .........  $2,792           $   64         $ 8              $  858          $2,006

The Notes on Sheet 2 are an integral part of this Schedule.


                                                  - 35 -

                                                                                               Schedule VIII--Sheet 2
                                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                             SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

- -----------------------------------------------------------------------------------------------------------------------
           COL. A                           COL. B                  COL. C                 COL. D          COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ------------------------
                                                               (1)          (2)
                                           Balance at       Charged to    Charged                         Balance
                                           Beginning         Costs and    to Other                        at End
        Description                        of Period         Expenses     Accounts      Deductions(a)    of Period
- -----------------------------------------------------------------------------------------------------------------------

         Year 1991
Allowances for doubtful accounts (b) ..... $  592             $1,233       $ 7(c)         $  808          $1,024
Reserves related to business
  restructuring, including force
  and facility consolidation (d) ......... $  536             $3,067       $--            $  811          $2,792




____________

(a)    Amounts written off as uncollectible, payments and reversals.
(b)    Includes allowances for doubtful accounts on long-term receivables of $185, $153 and $88 in 1993, 1992 and 1991, respectively (included in Finance receivables in the Consolidated Balance Sheets).
(c)    Amounts previously written off which were credited directly to this account when recovered.
(d)    Included primarily in Other current liabilities and in Other liabilities in the Consolidated Balance Sheets.
(e)    Upon adoption in 1993 of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for
       Postemployment Benefits," $412 of business restructuring reserves established before 1993 were reclassified to postemployment benefit liabilities.


                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                     AND ITS CONSOLIDATED SUBSIDIARIES

                SCHEDULE IX--DEBT MATURING WITHIN ONE YEAR

                           (Millions of Dollars)


- ------------------------------------------------------------------------------

        COL. A                       COL. B                    COL. C
- ------------------------------------------------------------------------------

                                                              Weighted
                                     Amount                    Average
                                 at December 31            Interest Rate
                           --------------------------  ----------------------
                            1993      1992      1991    1993    1992    1991
                           ------    ------    ------  ------  ------  ------

Notes Payable:
  Commercial paper ...  $ 8,761     $6,053    $4,775    3.3%    3.8%    6.0%
  Other notes ........      231        281       384   10.0%   10.9%   10.6%
Current portion of
  long-term lease
  obligations ........       52        108        92
Current portion of
  long-term debt .....    1,860      1,158     1,802
                        -------     ------    ------
         Total(a) ....  $10,904     $7,600    $7,053
                        =======     ======    ======

                            Amount for the Year
                          1993     1992      1991
                         ------   ------    ------

Average amounts of
  Notes Payable
  outstanding during
  the year ...........  $8,010      $5,117    $4,299    3.7%(b) 4.4%(b)6.8%(b)

Maximum amounts of
  Notes Payable at
  any month end
  during the year ....  $9,959      $6,334    $5,159


____________

(a)  See Note (5) to the Consolidated Financial Statements.
(b) Computed by dividing the average face amount of notes payable into the aggregate related interest expense.

                 AMERICAN TELEPHONE AND TELEGRAPH COMPANY
                     AND ITS CONSOLIDATED SUBSIDIARIES

          SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           (Millions of Dollars)



- -----------------------------------------------------------------------------
                COL. A                                     COL. B
- -----------------------------------------------------------------------------
                 Item                          Charged to Costs and Expenses
- -----------------------------------------------------------------------------

                                                 1993       1992       1991
                                               --------   --------   --------

Maintenance and repairs ....................    $2,187     $2,164     $1,842

Taxes, other than payroll and income taxes .    $  657     $  702     $  710

Advertising ................................    $1,665     $1,270     $1,244

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN TELEPHONE AND TELEGRAPH COMPANY


                      By             S. L. Prendergast
                               Vice President and Treasurer

March 24, 1994


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:               #
                                            #
   Robert E. Allen          Chairman        #
                          of the Board      #
                                            #
                                            #
Principal Financial Officer:                #
                                            #
   Richard W. Miller     Chief Financial    #
                             Officer        #
                                            #
Principal Accounting Officer:               #
                                            #
   Maureen B. Tart        Vice President    ## By  S. L. Prendergast
                          and Controller    #     (attorney-in-fact)*
                                            #
Directors:                                  #
                                            #        March 24, 1994
   Robert E. Allen                          #
   M. Kathryn Eickhoff                      #
   Walter Y. Elisha                         #
   Philip M. Hawley                         #
   Carla A. Hills                           #
   Belton K. Johnson                        #
   Drew Lewis                               #
   Donald F. McHenry                        #
   Victor A. Pelson                         #
   Donald S. Perkins                        #
   Henry B. Schacht                         #
   Michael I. Sovern                        #
   Franklin A. Thomas                       #
   Joseph D. Williams                       #
   Thomas H. Wyman                         #

                                 EXHIBIT INDEX


  The exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

  Exhibit
  Number

(3)a Restated Certificate of Incorporation of the registrant, as dated January 10, 1989, Certificate of Change to Restated Certificate of Incorporation dated March 18, 1992, and Certificate of Amendment to Restated Certificate of Incorporation dated June 1, 1992 (Exhibit 4B to Form SE dated July 21, 1992, File No. 1-1105).

(3)b By-Laws of the registrant, as amended April 20, 1993 (Exhibit 3.02 to Form S-4 dated February 1, 1994
                 Registration No. 33-52119, File No. 1-1105).

(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                 Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(iii)(A)1    AT&T Short Term Incentive Plan as amended December 16, 1992
                 (Exhibit (10)(iii)(A)1 to Form SE, dated March 24, 1993,
                 File No. 1-1105).

(10)(iii)(A)2    AT&T 1987 Long Term Incentive Program as amended July 17,
                 1989 (Exhibit (10)(iii)(A)2 to Form SE dated March 24, 1993,
                 File No. 1-1105).

(10)(iii)(A)3    AT&T Senior Management Individual Life Insurance Program
                 dated January 1, 1987 (Exhibit (10)(iii)(A)1 to Form SE, dated March 25, 1987, File No. 1-1105).

(10)(iii)(A)4    AT&T Senior Management Long Term Disability and Survivor
                 Protection Plan dated February 23, 1984 (Exhibit
                 (10)(iii)(A)1 to Form SE, dated February 21, 1986, File No.
                 1-1105).

(10)(iii)(A)5    AT&T Senior Management Financial Counseling Program dated
                 March 14, 1994.

(10)(iii)(A)6    AT&T Deferred Compensation Plan for Non-Employee Directors,
                 as amended December 15, 1993.

  Exhibit
  Number

(10)(iii)(A)7    AT&T Directors Individual Life Insurance Program dated
                 January 1, 1987 (Exhibit (10)(iii)(A)3 to Form SE, dated
                 March 25, 1987, File No. 1-1105).

(10)(iii)(A)8    AT&T Plan for Non-Employee Directors' Travel Accident
                 Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File
                 No. 1-1105).

(10)(iii)(A)9    Extract from AT&T (formerly Bell System) Management Pension
                 Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in The
                 Employee Retirement Income Security Act, with amendments effective October 1, 1985 (Exhibit (10)(iii)(A)2 to Form SE, dated February 21, 1986, File No. 1-1105).

(10)(iii)(A)10   AT&T Non-Qualified Pension Plan, (with amendments effective
                 June 1, 1988) (Exhibit 10(iii)(A)10 to Form SE, dated March
                 26, 1990, File No. 1-1105).

(10)(iii)(A)11   AT&T Senior Management Incentive Award Deferral Plan, as
                 amended December 18, 1991.

(10)(iii)(A)12   AT&T Mid-Career Hire Program revised effective January 1,
                 1988, including AT&T Mid-Career Pension Plan, as amended May
                 15, 1985 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25,
                 1988, File No. 1-1105).

(10)(iii)(A)13   AT&T 1984 Stock Option Plan, as modified December 19, 1984
                 (Exhibit 10(t) to Form SE, dated February 27, 1985, File No.
                 0-13247).

(10)(iii)(A)14   Form of Indemnification Contract for Officers and Directors
                 (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987,
                 File No. 1-1105).

(10)(iii)(A)15   Pension Plan for AT&T Non-Employee Directors revised
                 February 20, 1989.

(10)(iii)(A)16   AT&T Senior Management Basic Life Insurance Program (Exhibit
                 (10)(iii)(A)16 to Form 10-K for 1990, File No. 1-1105).

(10)(iii)(A)17   Form of AT&T Benefits Protection Trust Agreement (Exhibit
                 (10)(iii)(A)17 to Form SE, dated March 25, 1992, File No.
                 1-1105).

(10)(iii)(A)18   Employment Agreement between American Telephone and
                 Telegraph Company and Alex J. Mandl dated August 1, 1991.

(10)(iii)(A)19   Employment Agreement between American Telephone and
                 Telegraph Company and Jerre L. Stead dated July 31, 1991, supplemented October 18, 1991 and March 29, 1993.

  Exhibit
  Number

(12)             Computation of Ratio of Earnings to Fixed Charges.

(13) Specified portions (pages 21 through 44 and the inside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1993.

(21)             List of subsidiaries of AT&T.

(23)             Consent of Coopers & Lybrand.

(24)a Powers of Attorney executed by officers and directors who signed this report.

(24)b          Board of Directors' Resolution.