Form 10-Q
period 1994-03-31
AT&T CORP
filed 1994-05-09
CIK 5907

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q



         ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994


                                       OR


           ..... TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to _____________



                         Commission file number 1-1105


                                   AT&T CORP.

A New York                                   I.R.S. Employer
Corporation                                  No. 13-4924710



           32 Avenue of the Americas, New York, New York  10013-2412

                       Telephone - Area Code 212-387-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes ..X..  No .....


At April 29, 1994 1,357,662,000 common shares were outstanding.

       2                                            AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                          For the Three
                                          Months Ended
                                            March 31,
                                         1994      1993(b)
Sales and Revenues
Telecommunications services..........   $10,224   $ 9,967
Products and systems.................     4,070     3,554
Rentals and other services...........     1,575     1,628
Financial services and leasing.......       691       570
Total revenues.......................    16,560    15,719

Costs
Telecommunications services
  Access and other
    interconnection costs............     4,519     4,457
  Other costs........................     1,741     1,836
Total telecommunications services....     6,260     6,293
Products and systems.................     2,440     2,069
Rentals and other services...........       774       788
Financial services and leasing.......       452       377
Total costs..........................     9,926     9,527

Gross margin.........................     6,634     6,192

Operating Expenses
Selling, general and
  administrative expenses............     4,102     3,917
Research and development expenses....       758       747
Total operating expenses.............     4,860     4,664

Operating income.....................     1,774     1,528
Other income - net...................       119       143
Interest expense (e).................       129       202
Income before income taxes and
  cumulative effects of
  accounting changes.................     1,764     1,469
Provision for income taxes...........       670       533
Income before cumulative
  effects of accounting changes......     1,094       936



                                    (CONT'D)

       3                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF INCOME (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


                                           For the Three
                                           Months Ended
                                             March 31,
                                         1994      1993(b)

Cumulative effects on prior years
   of changes in accounting for:
   Postretirement benefits (net of
     income taxes of $4,294) (c).....        -     (7,023)
   Postemployment benefits (net of
     income taxes of $681)(c)........        -     (1,128)
   Income taxes (c)..................        -        383
Cumulative effects of accounting
     changes.........................        -     (7,768)
Net Income (Loss)....................  $ 1,094    $(6,832)

Weighted average common shares
   outstanding (millions)............    1,360      1,347

Per Common Share:
   Income before cumulative effects
     of accounting changes...........  $   .80    $   .69
   Cumulative effects of accounting
     changes.........................  $     -    $ (5.76)
   Net Income (Loss).................  $   .80    $ (5.07)

Dividends declared per
   common share......................  $   .33    $   .33

















     See Notes to Consolidated Financial Statements.

       4                                            AT&T Form 10-Q - Part I


                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amount)

                                        (Unaudited)
                                         March 31,   December 31,
                                           1994          1993
ASSETS

Cash and temporary cash investments.... $   793       $   532

Receivables less allowances
  of $977 and $1,003
  Accounts receivable..................  11,814        11,933

  Finance receivables..................  11,314        11,370

Inventories (d)........................   3,857         3,187

Deferred income taxes..................   2,258         2,079

Other current assets...................     623           637

Total current assets...................  30,659        29,738

Property, plant and equipment, net
  of accumulated depreciation of
  $21,665 and $21,496..................  19,229        19,397

Investments............................   1,428         1,503

Finance receivables....................   3,972         3,815

Prepaid pension costs..................   3,738         3,576

Other assets...........................   2,983         2,737

TOTAL ASSETS........................... $62,009       $60,766









                                   (CONT'D)

       5                                          AT&T Form 10-Q - Part I


                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amount)


                                        (Unaudited)
                                         March 31,   December 31,
                                           1994          1993

LIABILITIES AND DEFERRED CREDITS

Accounts payable....................... $ 5,156       $ 4,694
Payroll and benefit-related
  liabilities..........................   2,988         3,746
Postretirement and postemployemnt
  benefit liabilities..................   1,096         1,301
Debt maturing within one year..........   9,671        10,904
Dividends payable......................     448           448
Other current liabilities..............   5,196         4,241

Total current liabilities..............  24,555        25,334

Long-term debt including capital
  leases...............................   7,387         6,812
Postretirement and postemployment
  benefit liabilities..................   9,318         9,082
Other liabilities......................   4,481         4,298
Deferred income taxes..................     206           275
Unamortized investment tax credits.....     256           270
Other deferred credits.................     386           263

Total liabilities & deferred credits...  46,589        46,334

Minority interests.....................     618           582

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..   1,357         1,352
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,357,388,000 at March 31, 1994
  1,352,398,000 at December 31, 1993
Additional paid-in capital.............  12,269        12,028
Guaranteed ESOP obligation.............    (331)         (355)
Foreign currency translation
  adjustments..........................      20           (32)
Retained earnings......................   1,487           857

Total shareowners' equity..............  14,802        13,850

TOTAL LIABILITIES/SHAREOWNERS' EQUITY.. $62,009       $60,766

     See Notes to Consolidated Financial Statements.

       6                                            AT&T Form 10-Q - Part I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)
                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1994      1993(b)
Operating Activities
Net income (loss)........................      $ 1,094   $(6,832)
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Cumulative effects of accounting
     changes (c).........................            -     7,768
   Depreciation..........................          916       893
   Provision for uncollectibles..........          419       403
   (Increase) decrease in accounts
     receivable..........................         (176)      110
   (Increase) in inventories.............         (652)     (381)
   Increase in accounts payable..........          445        51
   Net change in other operating
     assets and liabilities..............           26       (57)
   Other adjustments for non-cash
     items - net.........................            2        35
Net cash provided by operating
  activities.............................        2,074     1,990

Investing Activities
  Capital expenditures net of proceeds
    from sale or disposal of property,
    plant and equipment of $40 and $87...         (675)     (614)
  (Increase) in finance receivables, net
    of lease-related repayments of $933
    and $1,212...........................         (156)      (97)
  Net (increase) in investments..........            3      (766)
  Acquisitions, net of cash acquired.....         (114)        -
  Other investing activities - net.......           76      (122)
Net cash used in investing activities....         (866)   (1,599)

Financing Activities
  Proceeds from long-term debt issuance..          966       112
  Retirements of long-term debt..........         (284)     (551)
  Issuance of common shares..............          246       166
  Dividends paid.........................         (451)     (443)
  (Decrease)short-term borrowings - net..       (1,412)       (1)
  Other financing activities - net.......          (22)      (17)
Net cash (used in)financing activities...         (957)     (734)

                                    (CONT'D)

       7                                            AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (Dollars in Millions)
                                  (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1994      1993(b)

Effect of exchange rate
  changes on cash........................           10         9

Net increase (decrease) in cash and
  temporary cash investments.............          261      (334)

Cash and temporary cash investments
  at beginning of year...................          532     1,310

Cash and temporary cash investments
  at end of period.......................      $   793   $   976




























See Notes to Consolidated Financial Statements.

       8                                            AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


(a) ACCOUNTING POLICIES - The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated financial statements include the accounts of foreign entities based on their fiscal years, which end either November 30 or December 31. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1993 Annual Report to Shareowners and Form 10-K for the year ended December 31, 1993.

(b) RESTATEMENTS AND RECLASSIFICATIONS - Previously reported quarterly results for 1993 were restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers'
Accounting for Postemployment Benefits." In addition, the provisions for business restructuring have been reclassified to costs and operating expenses.

(c) CHANGES IN ACCOUNTING PRINCIPLES - Effective January 1, 1993, AT&T adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, AT&T expensed these benefits as claims were incurred. AT&T recorded an after-tax charge of $7,023 ($5.21 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

Effective January 1, 1993, AT&T adopted SFAS No. 112. This standard requires companies to accrue for estimated future postemployment bene-fits during the years employees are working and accumulating these benefits. Before this change in accounting method, AT&T recognized the separation costs as they were identified and disability benefits when paid. AT&T recorded an after-tax charge of $1,128 ($.83 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

       9                                            AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


Also effective January 1, 1993, AT&T adopted SFAS No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires tax assets and liabilities to be determined using the enacted income tax rates for the years in which taxes will be paid or refunds received. Prior to 1993, AT&T's deferred tax accounts reflected the statutory rates that were in effect when the deferrals were initiated. The adoption of SFAS No. 109 resulted in a net income benefit of $383, or $.28 per share. This benefit was recorded as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

Effective January 1, 1994, AT&T adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The standard provides for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The new standard did not have a material impact on AT&T's results of operations or financial position.

(d) INVENTORIES - Inventories at March 31, 1994 and December 31, 1993 were as follows:
                                      March 31,    December 31,
                                         1994          1993

     Completed goods ..............    $2,343        $1,893
     Work-in-process and raw
        materials .................     1,514         1,294
     Total inventories ............    $3,857        $3,187


(e) LONG-TERM DEBT REDEMPTION - In March 1993, AT&T issued redemption notices for debentures and notes with an aggregate outstanding balance of $1,750 at March 31, 1993. Expenses associated with these redemptions of $83 ($52 or $.04 per share after taxes) were included in interest expense for the three months ended March 31, 1993.

       10                                           AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


(f) STATUS OF PROSPECTIVE MERGER WITH McCAW CELLULAR COMMUNICATIONS, INC. ("McCaw")- On April 5, 1994 the U.S. District Court, acting on a motion filed by BellSouth Corporation on December 2, 1993, ruled that AT&T's acquisition, under the proposed merger, of the interests owned by McCaw in certain cellular properties controlled by regional Bell operating companies would violate the antitrust consent decree entered into by AT&T in 1982 (the "Decree"). The court determined that AT&T must seek a waiver of the Decree to proceed with the merger, and that the record before the court was insufficient to support a waiver previously requested by AT&T. Accordingly, the court declined to grant such a waiver without prejudice to a renewed request by AT&T, and noted that its ruling does not absolutely foreclose the waiver.
Rather, the court held that AT&T must satisfy the legal standard for a Decree modification. The proposed merger is also subject to the approval of the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements
Act ("HSR"). There can be no assurance as to whether the foregoing approvals or waiver will be granted, or if granted, when that will occur.

(g) AT&T CREDIT HOLDINGS, INC. - In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc.
(formerly AT&T Credit Corporation) existing at March 31, 1993.

AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T Credit Corporation. The table below shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. Financial information for prior periods was restated for the legal restructuring. The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

       11                                           AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


                                              For the Three
                                              Months Ended
                                                March 31,
                                          1994         1993

     Total revenue                      $  342       $  349
     Interest expense                       69           73
     Operating and administrative
       expense                             101          103
     Income before cumulative effect of
       accounting change                    18           22
     Cumulative effect of accounting
       change (1)                            -          (22)
     Net Income                             18            -

                                         At           At
                                      March 31,  December 31,
                                        1994         1993

     Finance receivables                $6,712       $6,220
     Net investment in operating
       lease assets                        797          978
     Total assets                        8,303        7,886
     Total debt                          4,979        4,639
     Total liabilities                   7,268        6,867
     Minority interest                     253          251
     Total shareholder's equity            782          768












(1)  Effective January 1, 1993, AT&T Credit Holdings, Inc. adopted
SFAS No. 109.

       12                                      AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T reported quarterly net income of $1.094 billion, or $.80 per share, in the first quarter of 1994, a 16.8 percent increase compared with year-ago net income of $936 million, or $.69 per share, before the cumulative effects of accounting changes.

Effective January 1, 1993, AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 109, "Accounting for Income Taxes." AT&T recognized the cumulative effects of accounting changes on prior years in the first quarter of 1993, which reduced net income by $7.768 billion or $5.76 per share. As a result, AT&T reported a loss of $6.832 billion, or $5.07 per share, for the first three months of 1993. (See also Note c.) These accounting changes do not affect cash flows.

Total revenues reached $16.560 billion in the quarter, a 5.3 percent increase from $15.719 billion in the same period of 1993. The increase primarily resulted from strong growth in sales of products and systems, principally network systems and communications products, and growth in telecommunications services and financial services and leasing revenues.

Total costs increased $399 million compared with the first quarter of 1993, largely as a result of higher sales of products and systems. Compared with the same period in 1993, operating income increased 16.1 percent for the quarter. The overall gross margin percentage increased to 40.1 percent in the quarter from 39.4 percent in the same period of 1993, reflecting effective cost controls coupled with revenue growth.

The more detailed discussion that follows is based on a comparison of the three months ended March 31, 1994 with the same period of 1993, unless otherwise noted.

       13                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

AT&T's core business is to meet the communications and computing needs of its customers by using networks to move and manage information. The revenues and costs of this core business are divided into three categories on the income statement: telecommunications services, products and systems, and rentals and other services. AT&T Capital Corporation ("AT&T Capital") and AT&T Universal Card Services Corp. ("Universal Card") are partners with AT&T's core business units as well as innovators in the financial services industry. The revenues and costs for financial services and leasing operations are displayed as a separate category on the income statement.

TELECOMMUNICATIONS SERVICES

Telecommunications services revenues increased to $10.224 billion, a 2.6 percent increase from the first quarter of 1993, principally as a result of higher volumes. Volumes, measured by billed minutes for switched services, increased nearly 7 percent from the year-ago period. The switched revenue to volume growth "gap" narrowed to about 3.5 percent for the quarter, reflecting selective pricing actions in the consumer market. The gap exists because customers select higher-value, lower-priced services made possible by AT&T's increased efficiency. This shift in the mix of services that customers select lowers average per-minute revenues.

AT&T introduced a number of new services and calling plans for residential customers in 1993 and early 1994, which are marketed as a family. The effective pricing discounts of these "True" program calling plans were more than offset by price increases for basic services announced in the fourth quarter last year. The balance of customer wins versus losses continued to show improvement as a result of the True program. In its first 100 days, over 5 million customers signed up for AT&T True Rewards#.

Cost of telecommunications services declined $33 million from the year-ago quarter, primarily due to lower network operating costs. The provision for uncollectibles also declined. Access and other interconnection costs in-creased $62 million compared with the year-ago quarter because of higher volumes though they declined as a percentage of revenues. The gross margin percentage improved to 38.8 percent from 36.9 percent in the same period of 1993.









# Registered service mark for AT&T

       14                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PRODUCTS AND SYSTEMS

Sales of products and systems increased 14.5 percent compared with the first quarter of 1993, driven by substantial gains in sales of communications products and systems and strong growth in telecommunications network products and systems and microelectronics products.

                                    Three months
                                        ended
                                       March 31,
Revenues in millions                1994      1993

Telecommunications network
   products and systems           $1,949    $1,753
Computer products and systems        685       651
Communications products
   and systems                       869       633
Microelectronic products,
   special-design products for
   U.S. government, and other*       567       517

Products and Systems              $4,070    $3,554

*"Other" is composed of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues increased 11.2 percent compared with the year-ago quarter primarily due to higher sales of wireless products and switching services and increases in transmission services. About $65 million of switching revenues in the first quarter came from consolidating AG Communication Systems Corporation when AT&T's equity interest rose to 80 percent. For the first quarter 1994, the in-crease was led by sales outside the U.S., as AT&T develops opportunities in expanding telecommunications markets overseas. During the first quarter of 1994, AT&T announced wireless contracts in Argentina and Korea. Sales in the U.S. also increased compared with the same period in 1993 as a result of higher sales to independent telephone companies and cellular service providers. AT&T expects that sales outside the U.S. will continue to show a strong increase for all of 1994.

Revenues from computer products and systems sales in the quarter increased
5.2 percent compared with the year-ago quarter primarily because of higher U.S. sales. Markets for these products are still experiencing fierce competitive pricing, particularly for lower-end computer products, and a general weakness in demand for computer systems, particularly among financial customers overseas.

       15                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from sales of communications products and systems increased 37.3 percent compared with the first quarter of 1993. Higher sales of business communications equipment and consumer products led the increase. Higher sales of data communications equipment, satellite transponders and submarine cable also contributed to the growth.

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 9.7 percent compared with the year-ago quarter, led by strong growth in sales outside of the U.S. of microelectronic components. Purchases of AT&T's special-design products by the U.S. government declined from the year-ago quarter primarily because of reduced spending for defense.

Cost of products and systems increased $371 million compared with the year-ago quarter primarily because of higher sales. The gross margin percentage decline to 40.0 percent compared with 41.8 percent in the first quarter of 1993 was principally due to shifts in the product sales mix and competitive pricing pressures.

RENTALS AND OTHER SERVICES

Rentals and other services revenues decreased for the quarter, primarily reflecting the continuing reduction in rental revenues for communications products and systems. The decline in rentals and services for computer products and systems was primarily due to lower revenues from traditional maintenance services. The increase in service revenues for communications products and systems was largely due to continued growth in maintenance contract revenues for business customers. The increase in other rentals and services revenues reflected continuing growth in a large number of miscellaneous and new services, such as network management, satellite services, and cable ship operations, which individually generate small revenue streams.
                                   Three months
                                      ended
                                     March 31,
Revenues in millions              1994      1993

Computer products and systems   $  563    $  590
Communications products and
   systems rentals                 258       313
Communications products and
   systems services                353       335
Other*                             401       390

Rentals and Other Services      $1,575    $1,628

*"Other" is composed principally of global messaging and electronic mail services, telemarketing services, information technology services and facility rentals.

       16                                           AT&T Form 10-Q - Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cost of rentals and other services decreased $14 million compared with the year-ago quarter. The gross margin percentage declined to 50.9 percent in the quarter from 51.6 percent in the same period of 1993 primarily because of the continuing shift in the mix of revenues from higher margin rentals and computer services to other services.

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 21.3 percent for the quarter compared with the same period in 1993 led by continued strong growth from Universal Card.

                                   Three Months
                                      ended
                                     March 31,
In millions                      1994        1993

AT&T Capital                  $   326     $   327
Universal Card                    372         267
Eliminations, adjustments
  and other*                      ( 7)        (24)

Total revenues                $   691     $   570
Total costs                       452         377

Gross margin                  $   239     $   193

Gross margin percentage          34.6%       33.9%

Universal Card Information:
Finance receivables           $ 8,970     $ 6,578
Accounts                         12.0        10.8

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized.

Universal Card receivables and accounts increased by approximately $2.4 billion and 1.2 million, respectively, compared with the year-ago quarter. Delinquent balances and charge-offs continue to be below industry norms.

The increase in cost of financial services and leasing for the quarter was due primarily to the higher volume of financing and credit card transactions. The gross margin percentage increased compared with the same period in 1993, primarily reflecting a shift in the portfolio mix at AT&T Capital.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The standard provides for present value accounting by creditors in determining the allowances for

       17                                         AT&T Form 10-Q - Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

credit losses on certain loans including loans that have been modified as part of a troubled debt restructuring. The standard must be adopted for fiscal years beginning after December 15, 1994; for AT&T, that would be 1995. The adoption of the new standard is not expected to have a material impact on the reported costs and expenses for financial services.

OPERATING EXPENSES

Total operating expenses increased 4.2 percent compared with the same period in 1993. Continuing previous trends, the increase reflects higher advertising and promotions expense, and increased sales and sales support activities focused towards telecommunications services markets. Research and development expenses were up slightly compared with the year-ago quarter.

OTHER INCOME, INTEREST EXPENSE, PROVISION FOR INCOME TAXES

Other income - net was $24 million lower than in the year-ago quarter. The year-ago period included some one-time adjustments related to income from trust funds set up to provide certain postemployment and postretirement benefits.

Interest expense was $73 million lower than the year-ago quarter, which included $83 million of one-time costs for redeeming debt, such as call premiums.

The effective tax rate increased to 38.0 percent in the quarter from 36.3 percent in the year-ago quarter, primarily due to a 1.0 percent increase in the federal income tax rate and certain provisions of the 1993 tax law that became effective in 1994.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $1.243 billion from year-end 1993 as lower accounts receivable and investments were more than offset by higher levels of cash and temporary cash investments, inventories, finance receivables and prepaid pension costs. Working capital, defined as current assets less current liabilities, increased $1.7 billion from year-end primarily due to AT&T's repayment of commercial paper and an increase of inventory levels.

Management continues to target a cash balance of under $800 million. The increase in finance receivables is an expected result of the growth in credit card operations and leasing activities. The increase in inventories is primarily seasonal, reflecting planned build-up in anticipation of higher product and system sales later in the year.

       18                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Property, plant and equipment, net of accumulated depreciation, declined from year-end as depreciation exceeded capital additions.

The decrease in investments largely reflects the reclassification of AG Communication Systems Corporation from an equity investment in 1993 to a consolidated entity of AT&T as of January 1, 1994. In January 1994, AT&T adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard provides for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The new standard did not have a material impact on AT&T's results of operations or financial position. (See also Note c.) Higher prepaid pension costs are primarily the result of the net pension credit. The increase in other assets was caused primarily by promotional offerings purchased for the True program calling plans.

The seasonal decline in payroll and benefit-related liabilities primarily reflects the first-quarter payment of annual employee compensation awards. The decrease in debt maturing within one year is primarily related to repayment of commercial paper. The increase in other current liabilities primarily reflects an increase of income tax liabilities. The increase in long-term debt, including capital leases, primarily reflects the issuance of notes to replace the short-term debt outstanding. The reduction in deferred income tax liabilities primarily reflects the recognition of deferred tax benefits associated with retiree benefit liabilities.

       19                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

Cash flows provided by operating activities increased compared with the first quarter of 1993 because of higher income before cumulative effects of accounting changes.

AT&T made investments in McCaw and Unitel in the first quarter of 1993. There were no significant investments made in the current quarter. Consequently, despite an increase in capital expenditures and finance receivables in 1994, cash flows used in investing activities declined relative to the year-ago.

In April 1994, AT&T signed a broad set of business agreements with the People's Republic of China ("China") to provide technologies, products and services to modernize their telecommunication infrastructure. The agreements call for AT&T to invest more than $150 million in China over the next two years.

AT&T plans to sell back to STET S.p.A., the Italian government's telecommunications holding company, its 20 percent interest in Italtel S.p.A, during 1994.

On August 16, 1993, AT&T and McCaw entered into a definitive merger agreement. The merger agreement provides for the merger of McCaw and a subsidiary of AT&T, as a result of which McCaw will become a wholly owned subsidiary of AT&T.

In the merger, each share of McCaw's Class A common stock and each share of McCaw's Class B common stock will be converted into one share of AT&T common stock. However, if the 20-day-average market price of AT&T common stock as of five business days prior to the merger is less than $53 per share, the conversion ratio will be adjusted upward to provide shares of AT&T common stock having an aggregate market price of $53 for each share of McCaw common stock, subject to a maximum of 1.111 shares of AT&T common stock. If the 20-day-average market price of AT&T common stock as of five business days prior to the merger is greater than $71.73 per share, the conversion ratio will be adjusted downward to provide shares of AT&T common stock having an aggregate market price of $71.73 for each share of McCaw common stock, subject to a minimum of .909 of a share of AT&T common stock.

The merger is subject to a number of conditions, including the approval of the Federal Communications Commission, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of opinions that the merger will be tax free and will be accounted for as a pooling of interests.

       20                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to a separate agreement, AT&T has granted McCaw the right, in the event the merger does not close, to require AT&T to purchase from McCaw $600 million of McCaw's Class A common stock at a price of $51.25 per share.

On April 5, 1994, the U.S. District Court, acting on a motion filed by BellSouth Corporation on December 2, 1993, ruled that AT&T's acquisition under the proposed merger, of the interests owned by McCaw in certain cellular properties controlled by regional Bell operating companies would violate the antitrust consent Decree entered into by AT&T in 1982. The court determined that AT&T must seek a waiver of the Decree. There can be no assurance as to whether the court will grant any waiver, or if granted, when that will occur. (See also Note f.)

More cash was used in financing activities than in the first quarter of 1993 primarily because of the large reduction in commercial paper outstanding, discussed previously.

The ratio of total debt to total debt plus total equity (debt ratio) decreased to 53.5 percent at March 31, 1994, compared with 56.1 percent at December 31, 1993 as a result of an overall net reduction of debt levels during the quarter. Excluding financial services and leasing operations, the debt ratio was 23.5 percent at March 31, 1994 compared with 28.3 percent at December 31, 1993.

       21                                         AT&T Form 10-Q - Part II
                          Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders of the registrant was held on April 20, 1994.

(b)  Election of Directors
                                                  Votes
                                                (Millions)

          Nominee                            For             Withheld

Robert E. Allen                         1,090               12
M. Kathryn Eickhoff                     1,091               12
Walter Y. Elisha                        1,092               12
Philip M. Hawley                        1,092               13
Carla A. Hills                          1,090               13
Belton K. Johnson                       1,091               12
Drew Lewis                              1,092               12
Donald F. McHenry                       1,090               14
Victor A. Pelson                        1,092               12
Donald S. Perkins                       1,091               12
Henry B. Schacht                        1,092               12
Michael I. Sovern                       1,091               12
Franklin A. Thomas                      1,091               12
Joseph D. Williams                      1,091               12
Thomas H. Wyman                         1,091               12

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated March 1, 1994.

 (i) Ratification of Auditors
                                        For  Against   Abstain

     Ratification of the firm         1,089     6          8
     of Coopers & Lybrand as the     (99.4%)  (.5%)
independent auditors to audit
the registrant's financial
statements for the year
1994.(*)

(ii) Directors' Proposals
                                        For  Against   Abstain

That the shareholders approve    1,052    35         16
an amendment of the Company's   (77.5%) (2.5%)     (1.2%)
Restated Certificate of Incor-
poration to change the name of
the Company to "AT&T Corp."(**)



 *Percentages are based on the total common shares voted.  Approval of this
  Proposal required a majority of the common shares voted.
**Percentages are based on total number of outstanding common shares.
  Approval of this Proposal required a majority of the outstanding common shares.

       22                                         AT&T Form 10-Q - Part II
(ii) Directors' Proposals (cont'd)
                                                       Votes
                                                     (Millions)

                                        For  Against   Abstain
That the shareholders approve    1,052     32       20
the 1995 AT&T Employee Stock    (77.5%)  (2.3%)   (1.4%)
Purchase Plan.(**)

That the shareholders approve    1,047     35       22
the 1994 Employee Stock Pur-    (77.1%)  (2.5%)   (1.6%)
chase Plan for AT&T Global In-
formation Solutions Company
(formerly NCR Corporation).(**)

That the shareholders approve      935    144       24
an amendment to the existing    (86.6%)  (13.3%)
AT&T Short Term Incentive Plan
(the "Short Term Plan") which
establishes an objective per-
formance-based formula that
effectively limits the awards
to "covered employees" by set-
ting the maximum awards payable
under the Short Term Plan.(*)

(iii)Shareholder Proposals
                                                                 Broker
                                        For  Against   Abstain   Non-votes
That the Board of Directors         78    837       27         161
disclose, in future proxy         (8.5%) (91.4%)
statements, the name and title
of executive officers who are
contractually entitled to re-
ceive annual base salaries in
excess of $100,000, together
with other additional compensa-
tion due them.(*)

That the Company endorse the        76    811       55         161
Coalition for Environmentally     (8.6%) (91.3%)
Responsible Economies (CERES)
Principles for corporate envi-
ronment accountability.(*)

That the Board of Directors         53    737      152         161
institute an official corporate   (6.6%) (93.3%)
policy that as the company con-
tinues or expands its business
in Mexico, it will evaluate the
environmental and human rights
context in which it oper-
ates.(*)

 *Percentages are based on the total common shares voted.  Approval of this
  Proposal required a majority of the common shares voted.
**Percentages are based on total number of outstanding common shares.
  Approval of this Proposal required a majority of the outstanding common shares.

       23                                         AT&T Form 10-Q - Part II

(iii)Shareholder Proposals (cont'd)
                                                       Votes
                                                     (Millions)
                                                                  Broker
                                        For  Against   Abstain   Non-votes
That the Board of Directors         70   843         28        161
institute a salary and compensa- (7.7%)(92.2%) tion ceiling for future employ-ment contracts, stating that no senior executive or director of the Company receive combined sal-ary and other compensation which is more than two times the salary provided to the President of the United States, that is, no more than $400,000.(*)

That the Board of Directors adopt   39   738        165        161
policies for dealings with China (5.0%)(94.9%) and the former Soviet Union re-garding the use of slave or forced labor to produce goods and services purchased by the Compa-ny, its subsidiaries, affiliates, or joint ventures, and regarding the distribution of the Company's products and services to facili-ties utilizing slave or forced labor, and that the Company shall pursue the right of on-site in-spection, and the Company shall cooperate with the United States and international organizations in their laws or policies to dis-courage the use of slave or forced labor.(*)

That the Board of Directors         45   859         38        161
establish a Committee composed    (4.9%)(95.0%)
of four members of the Board,
in order to evaluate the impact
of various health care propos-
als on the Company, including
the proposal of the Clinton
Administration, and to prepare
a report of its findings to
provide advice to the Board
concerning strategic decisions
and to provide information to
shareholders so they may evalu-
ation the potential impact of
health care reform on the Com-
pany in making investment deci-
sions regarding the Companies
securities.(*)

 *Percentages are based on the total common shares voted. Approval of this Proposal required a majority of the common shares voted.

       24                                         AT&T Form 10-Q - Part I

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

          12   Computation of Ratio of Earning to Fixed Charges


(b)  Reports on Form 8-K:

Form 8-K reports dated January 14 and January 27, 1994 were filed pursuant to Item 5 (Other Events), Forms 8-K dated March 4, and March 23, 1994 were filed pursuant to Items 5 (Other Events) and 7 (Finan-cial Statements and Exhibits).

       25                                         AT&T Form 10-Q




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AT&T Corp.












Date May 6, 1994
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       26                                    AT&T Form 10-Q


Exhibit Index


                   Exhibit
Number

12               Computation of Ratio of Earnings to Fixed
                 Charges