Form 10-Q
period 1994-06-30
AT&T CORP
filed 1994-08-09
CIK 5907

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q



         ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994


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


At July 29, 1994 1,360,270,000 common shares were outstanding.

       2                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                       For the Three      For the Six
                                       Months Ended       Months Ended
                                          June 30           June 30
                                       1994     1993(b)  1994     1993(b)
   Sales and Revenues
   Telecommunications services..... $10,335  $ 9,833  $20,559  $19,800
   Sales of products and systems...   4,979    4,175    9,049    7,729
   Rentals and other services......   1,692    1,720    3,267    3,348
   Financial services and leasing..     723      588    1,414    1,158
   Total revenues..................  17,729   16,316   34,289   32,035

   Costs (c)
   Telecommunications services
     Access and other
       interconnection costs.......   4,465    4,387    8,984    8,844
     Other costs...................   1,748    1,690    3,489    3,526
   Total telecommunications
     services......................   6,213    6,077   12,473   12,370
   Products and systems............   3,099    2,563    5,539    4,632
   Rentals and other services......     817      785    1,591    1,573
   Financial services and leasing..     499      403      951      780
   Total costs.....................  10,628    9,828   20,554   19,355

   Gross margin....................   7,101    6,488   13,735   12,680

   Operating Expenses (c)
   Selling, general and
     administrative expenses.......   4,490    4,341    8,592    8,258
   Research and development
     expenses......................     703      740    1,461    1,487
   Total operating expenses........   5,193    5,081   10,053    9,745

   Operating income................   1,908    1,407    3,682    2,935
   Other income - net (d)..........      65      278      184      421
   Interest expense................     134      111      263      313

   Income before income taxes and
     cumulative effects of
     accounting changes............   1,839    1,574    3,603    3,043
   Provision for income taxes......     709      569    1,379    1,102

   Income before cumulative
     effects of accounting changes.   1,130    1,005    2,224    1,941

                                    (CONT'D)

       3                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                   CONSOLIDATED STATEMENTS OF INCOME (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                       For the Three       For the Six
                                       Months Ended       Months Ended
                                          June 30           June 30
                                       1994     1993(b)  1994     1993(b)

   Cumulative effects on prior years
     of changes in accounting for:
   Postretirement benefits (net of
     income taxes of $4,294) (e)...       0        0        0   (7,023)
   Postemployment benefits (net of
     income taxes of $ 681) (e)....       0        0        0   (1,128)
   Income taxes (e)................       0        0        0      383
   Cumulative effects of
     accounting changes............       0        0        0   (7,768)
   Net Income (Loss)...............  $1,130   $1,005   $2,224  $(5,827)
   Weighted average common shares
     outstanding (millions)........   1,363    1,352    1,361    1,350

   Per Common Share:
   Income before cumulative effects
     of accounting changes.........  $  .83   $  .74   $ 1.63  $  1.44
   Cumulative effects of accounting
     changes.......................       -        -        -    (5.76)
   Net Income (Loss)...............  $  .83   $  .74   $ 1.63  $ (4.32)

   Dividends declared per
     common share..................  $  .33   $  .33   $  .66  $   .66










     See Notes to Consolidated Financial Statements.

       4                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amount)

                                              (Unaudited)
                                                June 30,    December 31,
                                                  1994          1993
     ASSETS

     Cash and temporary cash investments....    $   967       $   532

     Receivables less allowances
       of $1,062 and $1,003
       Accounts receivable..................     12,118        11,933
       Finance receivables..................     12,492        11,370

     Inventories (f)........................      3,972         3,187

     Deferred income taxes..................      2,230         2,079

     Other current assets...................        975           637

     Total current assets...................     32,754        29,738

     Property, plant and equipment, net of
       accumulated depreciation of $21,939
       and $21,496..........................     19,133        19,397

     Investments............................      1,237         1,503

     Finance receivables....................      4,099         3,815

     Prepaid pension costs..................      3,893         3,576

     Other assets...........................      3,159         2,737

     TOTAL ASSETS...........................    $64,275       $60,766














                                    (CONT'D)


       5                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amount)

                                              (Unaudited)
                                                June 30,    December 31,
                                                  1994          1993
     LIABILITIES AND DEFERRED CREDITS

     Accounts payable........................   $ 5,353       $ 4,694
     Payroll and benefit-related liabilities.     3,431         3,746
     Postretirement and postemployment
      benefit-related liabilities............     1,188         1,301
     Debt maturing within one year...........     9,213        10,904
     Dividends payable.......................       449           448
     Other current liabilities...............     4,737         4,241

     Total current liabilities...............    24,371        25,334

     Long-term debt including capital
       leases................................     9,114         6,812
     Postretirement and postemployment
       benefit related liabilities...........     8,981         9,082
     Other liabilities.......................     4,371         4,298
     Deferred income taxes...................       484           275
     Unamortized investment tax credits......       245           270
     Other deferred credits..................       432           263

     Total liabilities & deferred credits....    47,998        46,334

     Minority interests......................       618           582

     SHAREOWNERS' EQUITY
     Common stock - par value $1 per share...     1,360         1,352
       Authorized shares: 2,000,000,000
       Outstanding shares:
       1,359,950,000 at June 30, 1994
       1,352,398,000 at December 31, 1993
     Additional paid-in capital..............    12,413        12,028
     Guaranteed ESOP obligation..............      (331)         (355)
     Foreign currency translation
       adjustments...........................        50           (32)
     Retained earnings.......................     2,167           857

     Total shareowners' equity...............    15,659        13,850

     TOTAL LIABILITIES/SHAREOWNERS' EQUITY...   $64,275       $60,766


               See Notes to Consolidated Financial Statements.

       6                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)
                                                       For the Six
                                                       Months Ended
                                                         June 30,
                                                     1994       1993

     Operating Activities
     Net income (loss)........................    $ 2,224    $(5,827)
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
        Cumulative effects of accounting
          changes (e).........................          -      7,768
        Depreciation..........................      1,762      1,776
        Provision for uncollectibles..........        849        835
        (Increase) in accounts receivable.....       (756)      (162)
        (Increase) in inventories.............       (762)      (736)
        Increase (Decrease)in accounts
          payable.............................        629       (227)
        Net change in other operating
          assets and liabilities..............       (584)      (171)
        Other adjustments for non-cash
          items - net.........................         56       (121)
     Net cash provided by operating
       activities.............................      3,418      3,135

     Investing Activities
       Capital expenditures net of proceeds
         from sale or disposal of property,
         plant and equipment of $132 and $140.     (1,375)    (1,489)
       (Increase) in finance receivables, net
         of lease-related repayments of $1,854
         and $1,910...........................     (1,393)    (1,085)
       Net (increase) in investments..........        (73)      (558)
       Acquisitions, net of cash acquired.....       (149)      (250)
       Other investing activities - net.......          5       (134)
     Net cash used in investing activities....     (2,985)    (3,516)

     Financing Activities
       Proceeds from long-term debt issuance..      3,248      1,253
       Retirements of long-term debt..........       (531)    (2,395)
       Issuance of common shares..............        392        318
       Treasury shares acquired...............         (2)        (1)
       Dividends paid.........................       (900)      (884)
        (Decrease) increase in short-term
         borrowings - net.....................     (2,183)     1,327
       Other financing activities - net.......        (33)        20
     Net cash used in financing activities....         (9)      (362)

                                   (CONT'D)

       7                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (Dollars in Millions)
                                  (Unaudited)

                                                       For the Six
                                                       Months Ended
                                                         June 30,
                                                     1994       1993

     Effect of exchange rate
       changes on cash........................    $    11    $    36

     Net increase (decrease) in cash and
       temporary cash investments.............        435       (707)

     Cash and temporary cash investments
       at beginning of year...................        532      1,310

     Cash and temporary cash investments
       at end of period.......................    $   967    $   603
























               See Notes to Consolidated Financial Statements.

       8                                          AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


(a) ACCOUNTING POLICIES - The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated financial statements include the accounts of foreign entities based on their fiscal years, which end either November 30 or December 31. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1993 Annual Report to Shareowners and Form 10-K for the year ended December 31, 1993 and the current year's previously issued
Form 10-Q.

(b) RESTATEMENTS AND RECLASSIFICATIONS - Previously reported quarterly results for 1993 were restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers'
Accounting for Postemployment Benefits." In addition, the provisions for business restructuring have been reclassified to costs and operating expenses.

(c) PROVISIONS FOR BUSINESS RESTRUCTURING - Provisions for business restructuring in the three months ended June 30, 1993 totaled $278. These provisions included $215 for re-engineering customer support functions for telecommunications services (including $55 for employee relocation, $25 for outplacement costs, $30 for legal contingencies and $105 for closing facilities, lease terminations and asset abandonments associated with centralizing support services). There were also $63 in provisions to provide for lease terminations, closing facilities and other related expenses for restructuring activities in other areas.

These provisions were reclassified as follows: $218 to selling, general and administrative expenses; $58 to the costs of products and systems; and $2 to other line items.

(d) OTHER INCOME - In June 1993, AT&T sold its remaining 77% interest in UNIX System Laboratories, Inc. to Novell, Inc. ("Novell") in exchange for approximately 3% of Novell common stock. The gain on the sale was $217.

       9                                          AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


(e) CHANGES IN ACCOUNTING PRINCIPLES - Effective January 1, 1993, AT&T adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, AT&T expensed these benefits as claims were incurred. AT&T recorded an after-tax charge of $7,023 ($5.20 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

Effective January 1, 1993, AT&T adopted SFAS No. 112. This standard requires companies to accrue for estimated future postemployment benefits during the years employees are working and accumulating these benefits. Previously, AT&T recognized the separation costs as they were identified and disability benefits when paid. AT&T recorded an after-tax charge of $1,128 ($.84 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

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

       10                                           AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

(f) INVENTORIES - Inventories at June 30, 1994 and December 31, 1993 were as follows:
                                      June 30,    December 31,
                                        1994          1993

     Completed goods...............    $2,396        $1,893
     Work-in-process and raw
        materials..................     1,576         1,294
     Total inventories.............    $3,972        $3,187


(g) STATUS OF PROSPECTIVE MERGER WITH McCAW CELLULAR COMMUNICATIONS, INC. ("McCaw")- In August 1993, AT&T and McCaw entered into a definitive agreement to merge McCaw and a subsidiary of AT&T, making McCaw a wholly owned subsidiary of AT&T (the "Merger"). The Merger is subject to a number of conditions, including the receipt of outstanding approvals (discussed below) and receipt of opinions that the Merger will be tax free and will qualify for pooling-of-interests accounting treatment. Various other approvals, including McCaw shareholder approval, and review by various state regulatory agencies have been obtained.

On July 15, 1994, AT&T, McCaw and the United States entered into a proposed antitrust consent decree (the "Proposed Consent Decree") which would permit the Merger by settling a suit challenging the Merger filed the same day by the United States. The Proposed Consent Decree requires approval by the U.S. District Court for the District of Columbia. Under the Proposed Consent Decree, several conditions are imposed on the future operations of AT&T and McCaw. These conditions include: (i) the maintenance of McCaw (and McCaw affiliates) as a subsidiary or entity separate from AT&T; (ii) requirements that McCaw cellular systems, within 21 months of the commencement of the action, cease providing interexchange services and provide customers of McCaw cellular systems with equal access to any interexchange carrier that offers service to the system; (iii) requirements that McCaw cellular systems provide to all interexchange carriers exchange access on an unbundled basis that is equal in type, quality, and price to that provided to AT&T; (iv) a prohibition on the sale by each of AT&T and McCaw of interexchange or local cellular services at a price, term or discount that depends on whether the customer obtains both AT&T's interexchange and McCaw's local cellular services; (v) requirements that AT&T not discriminate in favor of McCaw in the way in which certain services and products are made available; (vi) restriction of the flow of certain non-public information between AT&T and McCaw relating to unaffiliated wireless system equipment customers of AT&T; (vii) a requirement for AT&T to continue to provide technological and other support to its

       11                                           AT&T Form 10-Q - Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

unaffiliated cellular system equipment customers; and (viii) a requirement on AT&T to buy back any cellular system equipment sold to an unaffiliated cellular carrier if the United States determines AT&T has violated the information restrictions or support requirements.

The requirements of the Antitrust Procedures and Penalties Act, 15 U.S.C. Section 16, must be complied with before the Proposed Consent Decree may be entered by the court. The requirements include: (i) filing with the court and publication of the Proposed Consent Decree and a competitive impact statement in the Federal Register at least 60 days prior to the effective date of the decree; (ii) an opportunity for the public to provide written comments and an opportunity for the United States to reply to such comments; and (iii) a determination by the court that the Proposed Consent Decree is in the public interest.

The parties to the Proposed Consent Decree have stipulated as follows:
(i) the Proposed Consent Decree may be entered by the court at any time after compliance with the requirements of the Antitrust Procedures and Penalties Act; (ii) each party shall abide by and comply with the provisions of the Proposed Consent Decree pending and following entry by the court unless the Merger has been earlier abandoned; and (iii) the United States may withdraw its consent at any time prior to entry of the Proposed Consent Decree.

The closing of the Merger, however, is not contingent on the prior entry of the Proposed Consent Decree or the completion of the requirements of the Antitrust Procedures and Penalties Act. If the closing of the Merger occurs before the completion of such requirements, it will nevertheless be subject to any lawful orders that the court may impose as a result of the proceeding.

On April 5, 1994, the U.S. District Court for the District of Columbia, acting on a motion filed by BellSouth Corporation on December 2, 1993, ruled that AT&T's acquisition, under the proposed Merger, of the interests owned by McCaw in certain cellular properties controlled by Bell Operating Companies (the "BOCs") would violate the Modification of Final Judgment of 1982 (the "MFJ"). The court determined that AT&T must seek a waiver of the MFJ to proceed with the Merger.

On May 31, 1994, AT&T filed for a waiver of the MFJ to permit the Merger. Several parties filed responses with the court requesting that various conditions be imposed on any waiver granted to AT&T, or opposing the request for a waiver. The Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") has supported AT&T's request for the waiver subject to certain conditions on AT&T. Oral argument on AT&T's motion took place on July 21, 1994, and the matter is pending.

       12                                           AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

In August 1993, AT&T and Craig O. McCaw filed various applications seeking consent of the Federal Communications Commission (the "FCC") to the proposed transfer of control of McCaw to AT&T, which consent is required prior to consummation of the Merger. Several parties, including competitors of McCaw and/or AT&T, have filed petitions with the FCC opposing the request for FCC consent or seeking to impose conditions on the Merger. The FCC established an initial pleading cycle which was completed on January 18, 1994.

In May 1994, the FCC established a supplemental pleading cycle which permitted review of certain of the documents filed by AT&T and McCaw under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 proceeding, and under which further comments and replies were filed. That pleading cycle was completed on July 1, 1994. The matter is still pending a decision by the FCC.

On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc. ("Bell Atlantic Mobile"), NYNEX Corporation and NYNEX Mobile Communications Co. ("NYNEX Mobile") filed an action (the "Bell Atlantic Complaint") against AT&T and McCaw in the U.S. District Court for the Eastern District of New York. The action alleges that the effect of the Merger may be to substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. The relief requested includes: a preliminary injunction preventing and restraining the Merger until the court has ruled on the merits of the compliant; a judgment that the Merger violates Section 7 of the Clayton Act; and a permanent injunction enjoining the Merger and any acquisition by AT&T of any direct or indirect interest in McCaw. AT&T intends to oppose the action, including the preliminary injunction, and believes it is without merit.

With respect to all of the foregoing, there can be no assurance that the court or regulatory actions requested by AT&T will be granted or granted without unacceptable conditions, or that AT&T will successfully oppose the Bell Atlantic Complaint, or that other challenges to the Merger will not be made on antitrust grounds. The United States could challenge the Merger before or after it is consummated if the Proposed Consent Decree is not approved by the court or if the United States decides to withdraw its consent prior to court approval.

If the Merger is not consummated by September 30, 1994, the Merger agreement may be terminated by AT&T or McCaw. AT&T is not required to consummate the Merger if any court or governmental or regulatory authority of competent jurisdiction enjoins the Merger or imposes any condition or restriction on its consummation unacceptable to AT&T in its reasonable judgment.

       13                                    AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


(h) AT&T CREDIT HOLDINGS, INC. - In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) existing at March 31, 1993.
     AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T Credit Corporation. The table below shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. Financial information for prior periods was restated for the legal restructuring. The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

                                            For the Six
                                            Months Ended
                                              June 30,
                                          1994         1993

     Total revenue                      $  687       $  679
     Interest expense                      143          143
     Operating and administrative
       expense                             188          158
     Income before cumulative effect of
       accounting change                    34           34
     Cumulative effect of accounting
       change (1)                            -          (22)
     Net Income                             34           12


                                          At           At
                                       June 30,   December 31,
                                         1994         1993

     Finance receivables                $6,953       $6,220
     Net investment in operating
       lease assets                        795          978
     Total assets                        8,433        7,886
     Total debt                          5,054        4,639
     Total liabilities                   7,376        6,867
     Minority interest                     255          251
     Total shareholder's equity            802          768

(1)  Effective January 1, 1993, AT&T Credit Holdings, Inc. adopted SFAS No.
109.

       14                                      AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T reported quarterly net income of $1.130 billion, or $.83 per share, in the second quarter of 1994, a 12.6 percent increase compared with year-ago net income of $1.005 billion, or $.74 per share, in the second quarter of 1993. For the six months ended June 30, 1994, income before cumulative effects of accounting changes was $2.224 billion, or $1.63 per share, compared with $1.941 billion, or $1.44 per share in the same period of 1993.

Effective January 1, 1993, AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 109, "Accounting for Income Taxes." AT&T recognized the cumulative effects of accounting changes on prior years in the first quarter of 1993, which reduced net income by $7.768 billion or $5.76 per share. As a result, AT&T reported a loss of $5.827 billion, or $4.32 per share, for the first six months of 1993. (See also Note e). These accounting changes do not affect cash flows.

Total revenues reached $17.729 billion in the quarter, an 8.7 percent increase from $16.316 billion in the same period of 1993. Through June, total revenues were 7.0 percent ahead of last year. The increase primarily resulted from continued strong growth in sales of products and systems, principally network systems and communications products, and growth in telecommunications services and financial services and leasing revenues.

Total costs increased $800 million compared with the second quarter of 1993, largely as a result of higher sales of products and systems. Compared with the same periods in 1993, operating income increased 35.7 percent for the quarter and 25.4 percent for the six months of 1994.
The overall gross margin percentage increased to 40.0 percent in the quarter from 39.8 percent in the same period of 1993, reflecting effective cost controls coupled with revenue growth.

The more detailed discussion that follows is based on a comparison of the three and six months ended June 30, 1994 with the comparable periods of 1993, unless otherwise noted.

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

       15                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TELECOMMUNICATIONS SERVICES

Telecommunications services revenues rose to $10.335 billion, a 5.1 percent increase from the second quarter of 1993, principally as a result of higher volumes. Volumes, measured by billed minutes for switched services, increased 7 percent from the year-ago period. The switched revenue to volume growth "gap" narrowed to about 3 percent for the quarter, largely reflecting better performance in the consumer market due to AT&T's "True" program. The gap exists because customers select higher-value, lower-priced services made possible by AT&T's increased efficiency. This shift in the mix of services that customers select lowers average per-minute revenues.

AT&T introduced a number of new services and calling plans for residential customers in 1993 and early 1994, which are marketed as a family. The effects of discounts inherent in the "True" program calling plans were more than offset by price increases for basic services announced in the fourth quarter last year. The balance of customer wins versus losses continued to show improvement as the "True" program continues to experience strong sign-up levels. For example, 9 million customers have signed up for AT&T True Rewards#.

Cost of telecommunications services increased $136 million for the quarter and $103 million for the first six months compared with the same periods in 1993, primarily due to higher volumes. Access and other interconnection costs increased $78 million and $140 million for the quarter and six-month period compared with the same periods in 1993 also because of higher volumes. Other costs were increased for the quarter but decreased for the six-month period compared with the same periods in 1993. The decrease was mainly due to lower network operating costs and, to a lesser extent, a lower provision for uncollectibles. The gross margin percentage improved to 39.9 percent in the quarter from 38.2 percent in the same period of 1993.

AT&T has created international alliances in an effort to offer one-stop telecommunications services to companies that do business globally. Other major U.S. long distance companies are also creating, or have created, such alliances. In 1993, AT&T formed WorldPartners with Kokusai Denshin Denwa Co. Ltd of Japan and Singapore Telephone. During the second quarter of 1994, a consortium of Dutch, Swiss and Swedish telephone authorities known as Unisource also joined WorldPartners. Telefonica de Espana announced that it will become a full member of Unisource, enhancing market opportunities for WorldPartners in both Spain and Latin America. Canada's Unitel Communications, in which AT&T currently has a 20 percent ownership interest, is also a member of WorldPartners.

# Registered service mark for AT&T

       16                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PRODUCTS AND SYSTEMS

Sales of products and systems increased 19.3 percent for the quarter and
17.1 percent for the six-month period compared with the same periods of 1993, driven by substantial gains in sales of telecommunications network products and systems and strong growth in computer products and systems and communications products and systems sales.

                                    Three months          Six months
                                        ended                ended
                                       June 30,             June 30,
Revenues in millions                1994      1993       1994      1993

Telecommunications network
   products and systems           $2,331    $1,872      $4,280    $3,625
Computer products and systems      1,041       883       1,726     1,534
Communications products
   and systems                       943       790       1,812     1,423
Microelectronic products,
   special-design products for
   U.S. government, and other*       664       630       1,231     1,147

Products and Systems              $4,979    $4,175      $9,049    $7,729

*"Other" is composed principally of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues increased 24.5 percent and 18.1 percent compared with the year-ago quarter and first six months of 1993, respectively, primarily due to substantially higher sales of wireless products and strong gains across the business, including transmission systems, cable systems and switching systems. About $77 million of switching revenues in the second quarter of 1994 came from consolidating AG Communication Systems Corporation when AT&T's equity interest rose to 80 percent. Revenues from sales outside of the U.S. increased more than 30 percent compared with a year-ago quarter. Revenues from wireless contracts announced earlier this year in Argentina and Korea contributed strongly to this growth outside the U.S. AT&T expects sales outside the U.S. to remain strong for all of 1994. Sales in the U.S. also increased compared with the same period in 1993 as a result of higher sales to independent telephone companies and cellular service providers.

During the second quarter, AT&T divested its microelectronics connector systems and its copper-exchange cable businesses. While there were no material gains or losses, these transactions divest businesses with annual revenues, as well as, costs and expenses of nearly $600 million.

       17                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from computer products and systems sales increased 17.9 percent for the quarter and 12.5 percent for the six-month period compared with the same year-ago periods, reflecting higher sales of computer systems both in the U.S. and overseas. Markets for these products are still experiencing fierce competitive pricing, particularly for lower-end computer products, and some weakness in demand among financial customers overseas.

Revenues from sales of communications products and systems increased 19.4 percent and 27.3 percent for the second quarter and six months of 1994, respectively, compared with the same periods of 1993. The increases were led by higher sales of business communications equipment outside of the U.S. and strong consumer products sales of cellular and cordless telephones.

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 5.4 percent for the quarter and 7.3 percent for the six-month period compared with the same periods in 1993. The increase was led by continued strong growth in sales of microelectronic components outside of the U.S. Purchases of AT&T's special-design products by the U.S. government declined from the year-ago quarter primarily because of reduced spending for defense.

The increase in cost of products and systems for the quarter and six-month period compared with the same periods in 1993 was primarily the result of higher sales. The gross margin percentage decline to 37.8 percent compared with 38.6 percent in the second quarter of 1993 was principally due to competitive pricing pressures and shifts in the product sales mix.

RENTALS AND OTHER SERVICES

Rentals and other services revenues decreased for the quarter and six-month period, primarily reflecting the continuing reduction in rental revenues from communications products and systems. Rentals and services revenues for computer products and systems were flat for the quarter but declined slightly for the six-month period because of lower revenues from traditional maintenance services. The increase in service revenues for communications products and systems was largely due to continued growth in maintenance contract revenues for business customers. Other rentals and services revenues were relatively even for the quarter but up slightly for the six-month period reflecting small gains in a number of miscellaneous and new services.

       18                                           AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                     Three months         Six months
                                        ended               ended
                                       June 30,            June 30,
Revenues in millions               1994     1993(1)    1994    1993(1)

Computer products and systems $ 634 $ 636 $1,197 $1,226 Communications products and
   systems rentals                  242      301        500       614
Communications products and
systems services                    410      378        788       737
Other*                              406      405        782       771

Rentals and Other Services       $1,692   $1,720     $3,267    $3,348

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of global messaging and electronic mail services, telemarketing services, information technology services and facility rentals.

Cost of rentals and other services increased for the quarter and six-month periods compared with the same periods in 1993. The gross margin percentage declined to 51.7 percent in the quarter from 54.4 percent in the same period of 1993 primarily because of the continuing shift in the mix of revenues from higher margin rentals and computer maintenance services to other services.

       19                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 22.8 percent for the quarter and 22.0 percent for the first six-months of 1994 compared with the same periods in 1993 led by continued strong growth from Universal Card and growth at AT&T Capital.
                                   Three Months           Six Months
                                      ended                  ended
                                     June 30,               June 30,
In millions                      1994        1993       1994      1993

AT&T Capital                  $   332     $   317    $   658   $   645
Universal Card                    400         289        772       555
Eliminations, adjustments
  and other*                      ( 9)        (18)       (16)      (42)

Total revenues                $   723     $   588    $ 1,414   $ 1,158
Total costs                       499         403        951       780

Gross margin                  $   224     $   185    $   463   $   378

Gross margin percentage          30.9%       31.5%      32.7%     32.6%

Universal Card Information:
Finance receivables           $10,075     $ 7,216    $10,075   $ 7,216
Accounts                         13.4        11.4       13.4      11.4

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized.

Universal Card receivables and accounts increased by approximately $2.9 billion and 2.0 million, respectively, since June 30, 1993. Delinquent balances and charge-offs continue to be below industry norms.

The increase in cost of financial services and leasing for the quarter was due primarily to the higher volume of financing and credit card transactions for the quarter and six-month periods. The gross margin percentage decreased for the quarter mainly due to higher provisions for uncollectibles at Universal Card, as revolving cardholder receivables grew. For the six-month period, the gross margin percentage was up slightly as a result of a shift in the portfolio mix and a reduction in provisions for uncollectibles at AT&T Capital.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The standard provides for present value accounting by creditors in determining the allowances for credit losses on certain loans including loans that have been modified as part of a troubled debt restructuring. The standard must be adopted for fiscal years beginning after December 15, 1994; for AT&T, that would be 1995. The adoption of the new standard is not expected to have a material impact on the reported costs and expenses for financial services.

       20                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses increased 2.2 percent for the quarter and 3.2 percent for the first six-months of 1994 compared with the same periods of 1993. Continuing previous trends, the increase reflects higher advertising and promotions expense, and increased sales and sales support activities focused towards telecommunications services markets. Research and development expenses were down slightly for the quarter and six-month periods compared with the same periods in 1993.

On July 27, 1994, AT&T announced plans to stop operations of its 52 percent owned EO Inc. unit, which was responsible for developing pen-based computers and wireless communicators. As a result, AT&T will incur charges, before taxes, ranging from $50 to $80 million in the third quarter of 1994.

In the second quarter of 1993, AT&T recorded $278 million in provisions for business restructuring activities recognizing the estimated costs of specific plans to close offices, consolidate facilities, relocate employees and fulfill contractual obligations and other activities involved in restructuring operations. (See also Note c.)

OTHER INCOME, INTEREST EXPENSE, PROVISION FOR INCOME TAXES

Other income - net decreased $213 million for the quarter and $237 million for the first six months of 1994 compared with the same periods in 1993. The decrease primarily reflects a $217 million pre-tax gain in the second quarter of 1993 on the sale of AT&T's remaining interest in UNIX System Laboratories, Inc. to Novell, Inc. (See also Note d).

Interest expense increased $23 million for the quarter and decreased $50 million for the six-month period compared with the same periods a year-ago. The increase from the year-ago quarter was mainly due to lower interest on contingent liabilities. For the six-month period, the decrease also reflects the benefits associated with lower interest rates after debt refinancings and one-time costs for refinancing activities included in 1993.

The effective tax rate increased to 38.5 percent in the quarter from 36.1 percent in the year-ago quarter, primarily due to a 1.0 percent increase in the statutory federal income tax rate, certain provisions of the 1993 tax law that became effective in 1994 and higher income before taxes, which reduced the relative percentage benefit of tax credits.

       21                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $3.509 billion from year-end 1993 as higher levels of cash and temporary cash investments, inventories, finance receivables and prepaid pension costs more than offset lower levels of plant, property and equipment and investments. Working capital, defined as current assets less current liabilities, increased $4.0 billion from year-end primarily due to increases in finance receivables and inventories.

Management continues to target a cash balance below $800 million. The increase in finance receivables is an expected result of the growth in credit card operations and leasing activities. The increase in inventories is primarily seasonal, reflecting planned build-up in anticipation of higher product and system sales later in the year.

Property, plant and equipment, net of accumulated depreciation, declined from year-end as depreciation exceeded capital additions.

The decrease in investments largely reflects the reclassification of AG Communication Systems Corporation from an equity investment in 1993 to a consolidated entity of AT&T as of January 1, 1994. In addition, the investment in Italtel S.p.A. was reclassified to other current assets in anticipation of AT&T's plan to sell its 20 percent interest back to STET S.p.A., the Italian government's telecommunications holding company, during 1994.

In January 1994, AT&T adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard provides for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The new standard did not have a material impact on AT&T's results of operations or financial position. (See also Note e.)

Higher prepaid pension costs are primarily the result of the net pension credit. The increase in other assets was caused primarily by advanced purchases of promotional offerings for the "True" program calling plans.

The seasonal decline in payroll and benefit-related liabilities primarily reflects the first-quarter payment of annual employee compensation awards. The decrease in debt maturing within one year is primarily related to a reduction of commercial paper outstanding. The increase in other current liabilities primarily reflects increases of customer deposits and advance billings. The increase in long-term debt, including capital leases, primarily reflects the issuance of notes to replace the short-term debt outstanding. The increase in deferred income tax liabilities was mainly due to the recognition of future plant-related liabilities and the reclass of deferred tax benefits associated with retiree benefits to other current liabilities.

       22                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

Cash flows provided by operating activities increased compared with the second quarter of 1993 because of higher income before cumulative effects of accounting changes.

AT&T made investments in McCaw Cellular Communications, Inc. ("McCaw")and Unitel in the first quarter of 1993. There were no significant investments made in the current quarter. Consequently, despite an increase in finance receivables in 1994, cash flows used in investing activities declined relative to the year-ago period.

In April 1994, AT&T signed a broad set of business agreements with the People's Republic of China ("China") to provide technologies, products and services to modernize its telecommunication infrastructure. The agreements call for AT&T to invest more than $150 million in China over the next two years.

Cash flows from financing activities increased for the first six months of 1994 compared with the same period in 1993 primarily because of the proceeds of debt issuances and lower levels of debt retirements. The net effects of these activities were partly offset by a large reduction in commercial paper outstanding and dividend payments.

The ratio of total debt to total debt plus total equity (debt ratio) decreased to 53.9 percent at June 30, 1994, compared with 56.1 percent at December 31, 1993, primarily as a result of higher earnings during the six-month period. Excluding financial services and leasing operations, the debt ratio was 22.9 percent at June 30, 1994 compared with 28.3 percent at December 31, 1993.

McCAW MERGER DEVELOPMENTS

In August 1993, AT&T and McCaw entered into a definitive agreement to merge McCaw and a subsidiary of AT&T, making McCaw a wholly owned subsidiary of AT&T (the "Merger"). The Merger is subject to a number of conditions, including the receipt of outstanding approvals (discussed below) and receipt of opinions that the Merger will be tax free and will qualify for pooling-of-interests accounting treatment. Various other approvals, including McCaw shareholder approval, and review by various state regulatory agencies have been obtained.

       23                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On July 15, 1994, AT&T, McCaw and the United States entered into a proposed antitrust consent decree (the "Proposed Consent Decree") which would permit the Merger by settling a suit challenging the Merger filed the same day by the United States. The Proposed Consent Decree requires approval by the U.S. District Court for the District of Columbia. Under the Proposed Consent Decree, several conditions are imposed on the future operations of AT&T and McCaw. These conditions include: (i) the maintenance of McCaw (and McCaw affiliates) as a subsidiary or entity separate from AT&T; (ii) requirements that McCaw cellular systems, within 21 months of the commencement of the action, cease providing interexchange services and provide customers of McCaw cellular systems with equal access to any interexchange carrier that offers service to the system; (iii) requirements that McCaw cellular systems provide to all interexchange carriers exchange access on an unbundled basis that is equal in type, quality, and price to that provided to AT&T; (iv) a prohibition on the sale by each of AT&T and McCaw of interexchange or local cellular services at a price, term or discount that depends on whether the customer obtains both AT&T's interexchange and McCaw's local cellular services; (v) requirements that AT&T not discriminate in favor of McCaw in the way in which certain services and products are made available; (vi) restriction of the flow of certain non-public information between AT&T and McCaw relating to unaffiliated wireless system equipment customers of AT&T; (vii) a requirement for AT&T to continue to provide technological and other support to its unaffiliated cellular system equipment customers; and (viii) a requirement on AT&T to buy back any cellular system equipment sold to an unaffiliated cellular carrier if the United States determines AT&T has violated the information restrictions or support requirements.

The requirements of the Antitrust Procedures and Penalties Act, 15 U.S.C.
Section 16, must be complied with before the Proposed Consent Decree may be entered by the court. The requirements include: (i) filing with the court and publication of the Proposed Consent Decree and a competitive impact statement in the Federal Register at least 60 days prior to the effective date of the decree; (ii) an opportunity for the public to provide written comments and an opportunity for the United States to reply to such comments; and (iii) a determination by the court that the Proposed Consent Decree is in the public interest.

The parties to the Proposed Consent Decree have stipulated as follows: (i) the Proposed Consent Decree may be entered by the court at any time after compliance with the requirements of the Antitrust Procedures and Penalties Act; (ii) each party shall abide by and comply with the provisions of the Proposed Consent Decree pending and following entry by the court unless the Merger has been earlier abandoned; and (iii) the United States may withdraw its consent at any time prior to entry of the Proposed Consent Decree.

       24                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The closing of the Merger, however, is not contingent on the prior entry of the Proposed Consent Decree or the completion of the requirements of the Antitrust Procedures and Penalties Act. If the closing of the Merger occurs before the completion of such requirements, it will nevertheless be subject to any lawful orders that the court may impose as a result of the proceeding.

On April 5, 1994, the U.S. District Court for the District of Columbia, acting on a motion filed by BellSouth Corporation on December 2, 1993, ruled that AT&T's acquisition, under the proposed Merger, of the interests owned by McCaw in certain cellular properties controlled by Bell Operating Companies (the "BOCs") would violate the Modification of Final Judgment of 1982 (the "MFJ"). The court determined that AT&T must seek a waiver of the MFJ to proceed with the Merger.

On May 31, 1994, AT&T filed for a waiver of the MFJ to permit the Merger. Several parties filed responses with the court requesting that various conditions be imposed on any waiver granted to AT&T, or opposing the request for a waiver. The Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") has supported AT&T's request for the waiver subject to certain conditions on AT&T. Oral argument on AT&T's motion took place on July 21, 1994, and the matter is pending.

In August 1993, AT&T and Craig O. McCaw filed various applications seeking consent of the Federal Communications Commission (the "FCC") to the proposed transfer of control of McCaw to AT&T, which consent is required prior to consummation of the Merger. Several parties, including competitors of McCaw and/or AT&T, have filed petitions with the FCC opposing the request for FCC consent or seeking to impose conditions on the Merger. The FCC established an initial pleading cycle which was completed on January 18, 1994.

In May 1994, the FCC established a supplemental pleading cycle which permitted review of certain of the documents filed by AT&T and McCaw under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 proceeding, and under which further comments and replies were filed. That pleading cycle was completed on July 1, 1994. The matter is still pending a decision by the FCC.

       25                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc. ("Bell Atlantic Mobile"), NYNEX Corporation and NYNEX Mobile Communications Co. ("NYNEX Mobile") filed an action (the "Bell Atlantic Complaint") against AT&T and McCaw in the U.S. District Court for the Eastern District of New York. The action alleges that the effect of the Merger may be to substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. The relief requested includes: a preliminary injunction preventing and restraining the Merger until the court has ruled on the merits of the compliant; a judgment that the Merger violates Section 7 of the Clayton Act; and a permanent injunction enjoining the Merger and any acquisition by AT&T of any direct or indirect interest in McCaw. AT&T intends to oppose the action, including the preliminary injunction, and believes it is without merit.

With respect to all of the foregoing, there can be no assurance that the court or regulatory actions requested by AT&T will be granted or granted without unacceptable conditions, or that AT&T will successfully oppose the Bell Atlantic Complaint, or that other challenges to the Merger will not be made on antitrust grounds. The United States could challenge the Merger before or after it is consummated if the Proposed Consent Decree is not approved by the court or if the United States decides to withdraw its consent prior to court approval.

If the Merger is not consummated by September 30, 1994, the Merger agreement may be terminated by AT&T or McCaw. AT&T is not required to consummate the Merger if any court or governmental or regulatory authority of competent jurisdiction enjoins the Merger or imposes any condition or restriction on its consummation unacceptable to AT&T in its reasonable judgment.

LITIGATION AND LEGISLATIVE DEVELOPMENTS

On July 6, 1994, four of the BOCs filed a motion in the U.S. District Court for the District of Columbia to vacate the MFJ in its entirety. The MFJ currently forbids the BOCs from providing interexchange long-distance service, from manufacturing telecommunications equipment and customer premises equipment, and from providing telecommunications equipment. A pleading cycle on that motion has not yet been established.

Separately, on June 14, 1994, the Antitrust Division announced that it intends to support, subject to several additional conditions, requests by the BOCs to provide long-distance services to cellular customers. The U.S. District Court for the District of Columbia has jurisdiction over the BOCs' request and the matter is currently being briefed.

       26                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 28, 1994, the U.S. House of Representatives approved legislation that, subject to certain conditions and limitations, would permit the BOCs to offer, or seek permission to offer, certain long-distance services and would set conditions for BOC entry into manufacturing of telecommunications equipment. On the same date, the U.S. House of Representatives approved legislation that would permit local telephone companies ("LECs") to enter the cable television business and at the same time require the LECs to provide interconnection and equal access to their exchanges. Subsequently, the two House bills were combined into a single bill. Separate legislation has been introduced and is currently pending in the U.S. Senate that would set different standards and conditions for BOC provision of long-distance services and for equipment manufacturing by the BOCs. This proposed legislation would also permit the LECs to enter the cable television business and at the same time allow competitors into their local service areas. Another Senate bill has been introduced that would permit the BOCs to provide long-distance services within one year.

It is not possible to predict the ultimate outcome of any of these various initiatives, including whether and under what conditions or circumstances the BOCs might be permitted to enter into the long-distance or equipment manufacturing businesses. AT&T has taken the position that it is inappropriate for the BOCs to receive relief from the restrictions currently imposed by the MFJ until competition in local service has developed. However, should the BOCs nevertheless succeed in obtaining such premature relief and in entering these businesses, depending on the circumstances of and the conditions and restrictions imposed on their entry, AT&T's revenues and net income could be adversely affected in future years.

       27                                    AT&T Form 10-Q - Part II


                          Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits:

           Exhibit Number

           12 Computation of Ratio of Earnings to Fixed Charges

    (b)    Reports on Form 8-K:

     Form 8-K report dated April 5, 1994 was filed pursuant to Item 5 (Other Events), Forms 8-K dated August 16,
     1993, as amended (filed April 19, 1994), April 22,
     1994, August 16, 1993, as amended (filed May 20, 1994) and May 26, 1994 were filed pursuant to Items 5 (Other
     Events) and 7 (Financial Statements and Exhibits).

       28                                                 AT&T Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date August  8, 1994
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       29                                              AT&T Form 10-Q


                                 Exhibit Index


Exhibit
Number

12               Computation of Ratio of Earnings to Fixed Charges