Form 10-Q
period 1994-09-30
AT&T CORP
filed 1994-11-10
CIK 5907

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q



        ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994


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


At October 31, 1994 1,563,046,000 common shares were outstanding.

       2                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                        For the Three     For the Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                       1994(b)  1993(b)  1994(b)  1993(b)
   Sales and Revenues
   Telecommunications services..... $10,974  $10,598  $32,466  $31,229
   Sales of products and systems...   5,068    4,222   14,075   11,998
   Rentals and other services......   1,799    1,771    5,221    5,262
   Financial services and leasing..     808      634    2,222    1,792
   Total revenues..................  18,649   17,225   53,984   50,281

   Costs (c)
   Telecommunications services
     Access and other
       interconnection costs.......   4,397    4,480   13,420   13,355
     Other costs...................   1,886    1,882    5,643    5,685
   Total telecommunications
     services......................   6,283    6,362   19,063   19,040
   Products and systems............   3,179    2,625    8,755    7,301
   Rentals and other services......     849      862    2,504    2,508
   Financial services and leasing..     573      435    1,524    1,215
   Total costs.....................  10,884   10,284   31,846   30,064

   Gross margin....................   7,765    6,941   22,138   20,217

   Operating Expenses (c)
   Selling, general and
     administrative expenses.......   5,000    4,386   14,046   13,049
   Research and development
     expenses......................     808      786    2,278    2,278
   Total operating expenses........   5,808    5,172   16,324   15,327

   Operating income................   1,957    1,769    5,814    4,890
   Other income (loss) - net (e)...     (35)      89      169      515
   Loss on sale of stock by a
     subsidiary (f)................       0        9        0        9
   Interest expense................     176      188      580      706

   Income before income taxes and
     cumulative effects of
     accounting changes............   1,746    1,661    5,403    4,690
   Provision for income taxes......     696      639    2,031    1,764

   Income before cumulative
     effects of accounting changes.   1,050    1,022    3,372    2,926

                                    (CONT'D)

       3                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                   CONSOLIDATED STATEMENTS OF INCOME (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                       For the Three       For the Nine
                                        Months Ended       Months Ended
                                        September 30,      September 30,
                                       1994(b)  1993(b)   1994(b)  1993(b)


   Cumulative effects on prior years
     of changes in accounting for:
   Postretirement benefits (net of
     income taxes of $4,294) (g)...       0        0        0   (7,023)
   Postemployment benefits (net of
     income taxes of $ 681) (g)....       0        0        0   (1,128)
   Income taxes (g)................       0        0        0   (1,457)
   Cumulative effects of
     accounting changes............       0        0        0   (9,608)
   Net Income (Loss)...............  $1,050   $1,022   $3,372  $(6,682)
   Weighted average common shares
     outstanding (millions)........   1,567    1,551    1,562    1,545

   Per Common Share:
   Income before cumulative effects
     of accounting changes.........  $  .67   $  .66   $ 2.16  $  1.89
   Cumulative effects of accounting
     changes.......................       -        -        -    (6.22)
   Net income (loss)...............  $  .67   $  .66   $ 2.16  $ (4.33)

   Dividends declared per
     common share..................  $  .33   $  .33   $  .99  $   .99










See Notes to Consolidated Financial Statements.

       4                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amount)

                              (Unaudited)
                                               September 30, December 31,
                                                  1994(b)       1993(b)
     ASSETS

     Cash and temporary cash investments....    $ 1,681       $   671

     Receivables less allowances
       of $1,214 and $1,040
       Accounts receivable..................     12,674        12,294
       Finance receivables..................     13,666        11,370

     Inventories (i)........................      4,281         3,222

     Deferred income taxes..................      2,273         2,079

     Other current assets...................        887           732

     Total current assets...................     35,462        30,368

     Property, plant and equipment, net of
       accumulated depreciation of $22,903
       and $22,281..........................     21,176        21,015

     Licensing costs, net of accumulated
       amortization of $583 and $505........      4,216         3,995

     Investments............................      2,336         3,060

     Finance receivables....................      4,319         3,815

     Prepaid pension costs..................      4,059         3,575

     Other assets...........................      3,979         3,565

     TOTAL ASSETS...........................    $75,547       $69,393











                                    (CONT'D)

       5                                          AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amount)

                                               (Unaudited)
                                              September 30, December 31,
                                                  1994(b)       1993(b)
     LIABILITIES AND DEFERRED CREDITS

     Accounts payable........................   $ 5,342       $ 4,853
     Payroll and benefit-related liabilities.     3,805         3,802
     Postretirement and postemployment
      benefit-related liabilities............     1,095         1,301
     Debt maturing within one year...........    13,679        11,063
     Dividends payable.......................       517           448
     Other current liabilities...............     5,848         4,587

     Total current liabilities...............    30,286        26,054

     Long-term debt including capital
       leases................................    10,866        11,802
     Postretirement and postemployment
       benefit-related liabilities...........     8,909         9,083
     Other liabilities.......................     4,493         4,363
     Deferred income taxes...................     2,576         2,231
     Unamortized investment tax credits......       231           270
     Other deferred credits..................       407           263

     Total liabilities & deferred credits....    57,768        54,066

     Minority interests......................     1,078         1,953

     SHAREOWNERS' EQUITY
     Common stock - par value $1 per share...     1,563         1,547
       Authorized shares: 2,000,000,000
       Outstanding shares:
       1,562,667,000 at September 30, 1994
       1,546,518,000 at December 31, 1993
     Additional paid-in capital..............    15,375        14,324
     Guaranteed ESOP obligation..............      (305)         (355)
     Foreign currency translation
       adjustments...........................       219           (32)
     Retained deficit........................      (151)       (2,110)

     Total shareowners' equity...............    16,701        13,374

     TOTAL LIABILITIES/SHAREOWNERS' EQUITY...   $75,547       $69,393


See Notes to Consolidated Financial Statements.

       6                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                                       For the Nine
                                                       Months Ended
                                                       September 30,
                                                     1994(b)    1993(b)

     Operating Activities
     Net income (loss)........................    $ 3,372    $(6,682)
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
        Cumulative effects of accounting
          changes (g).........................          -      9,608
        Depreciation and licensing cost
          amortization........................      2,936      2,943
        Provision for uncollectibles..........      1,406      1,267
        (Increase) in accounts receivable.....     (1,334)      (916)
        (Increase) in inventories.............     (1,048)      (932)
        Increase (decrease)in accounts
          payable.............................        444       (392)
        Net change in other operating
          assets and liabilities..............        213        296
        Other adjustments for non-cash
          items - net.........................        285       (179)
     Net cash provided by operating
       activities.............................      6,274      5,013

     Investing Activities
       Capital expenditures net of proceeds
         from sale or disposal of property,
         plant and equipment of $264 and $153.     (3,059)    (2,599)
       (Increase) in finance receivables, net
         of lease-related repayments of $2,659
         and $2,819...........................     (2,965)    (2,018)
       Net (increase) in investments..........        (81)      (537)
       Acquisitions, net of cash acquired.....        134       (228)
       Other investing activities - net.......       ( 72)      (128)
     Net cash used in investing activities....     (6,043)    (5,510)

     Financing Activities
       Proceeds from long-term debt issuance..      4,465      2,148
       Retirements of long-term debt..........     (5,037)    (3,770)
       Issuance of common shares..............        524        896
       Treasury shares acquired...............         (2)        (1)
       Dividends paid.........................     (1,344)    (1,330)
         Increase in short-term
           borrowings - net...................      2,194      2,069
       Other financing activities - net.......        (47)        25
     Net cash provided by financing activities        753         37

                                    (CONT'D)




       7                                     AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (Dollars in Millions)
                                  (Unaudited)

                                                       For the Nine
                                                       Months Ended
                                                       September 30,
                                                     1994(b)    1993(b)

     Effect of exchange rate
       changes on cash........................    $    26    $    (1)

     Net increase (decrease) in cash and
       temporary cash investments.............      1,010       (461)

     Cash and temporary cash investments
       at beginning of year...................        671      1,512

     Cash and temporary cash investments
       at end of period.......................    $ 1,681    $ 1,051
























                See Notes to Consolidated Financial Statements.

       8                                     AT&T Form 10-Q -Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

(a) ACCOUNTING POLICIES - The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated financial statements include the accounts of foreign entities based on their fiscal years, which end either November 30 or December 31. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's Annual Report, Form 10-K and Form 8-K for the year ended December 31, 1993 and the current year's previously issued Forms 10-Q (which have not been restated to reflect the merger with McCaw).

(b) RESTATEMENTS AND RECLASSIFICATIONS - Previously reported quarterly and year to date results included herein were restated to reflect the merger of AT&T and McCaw Cellular Communications, Inc. ("McCaw") which was accounted for as a pooling of interests (see also note d).
Previously reported quarterly and year to date results for 1993 were restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" (see also note g).

These restatements include certain other reclassifications to conform with the current presentation: 1) The reclassification, for prior quarters of 1994, of certain benefits customers earned through our targeted marketing programs for telecommunications services. For example, benefits redeemed as long distance minutes are reported as a direct reduction to telecommunications services revenues rather than selling, general and administrative expense. 2) The reclassification of certain revenues and related costs in the Global Information Solutions unit from products and systems to the rentals and other services category for all prior quarters. 3) The reclassification of provisions for business restructuring to costs and operating expenses for previously reported quarters in 1993. These reclassifications did not affect operating income or net income for any periods.

(c) PROVISIONS FOR BUSINESS RESTRUCTURING - Provisions for business restructuring in the nine months ended September 30, 1993 totaled $308. These provisions included $215 for re-engineering customer support functions for telecommunications services (including $55 for employee relocation, $25 for outplacement costs, $30 for legal contingencies and $105 for closing facilities, lease terminations and asset abandonments associated with centralizing support services). There were also $93 in provisions for lease terminations, closing facilities and other related expenses for restructuring activities in other areas.

       9                                     AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

     These provisions were reclassified as follows: $234 to selling, general and administrative expenses; $59 to the costs of products and systems; and $15 to other line items.

(d) MERGER WITH McCAW - On September 19, 1994, AT&T merged with McCaw. As a result, 197.5 million shares of McCaw common stock were converted into shares of AT&T common stock at an exchange ratio of one share of AT&T common stock for each McCaw share. In addition, AT&T assumed
11.3 million McCaw stock options which were converted into AT&T stock options at the same exchange ratio resulting in 11.3 million additional AT&T stock options at an average exercise price of $27.01.
The merger was accounted for as a pooling of interests and the consolidated financial statements of AT&T have been restated for all periods prior to the merger to include the accounts and operations of McCaw. Intercompany transactions, prior to 1994, have not been eliminated due to the immateriality of the amounts involved.
Merger-related expenses of $227 million incurred in the third quarter
($169 million net of taxes) are reported as selling, general and administrative expenses. Certain reclassifications have been made to McCaw's accounts to conform to AT&T's presentation. Operating results of the companies for the current presentation are:

                         Three Months         Nine Months
                            Ended               Ended
                         September 30,       September 30,
Sales and Revenues       1994     1993       1994     1993
Dollars in millions
- - -----------------------------------------------------------------
AT&T                  $17,993   $16,662   $52,178   $48,697
McCaw                     735       563     2,062     1,584
Eliminations              (79)        -      (256)        -
- - -----------------------------------------------------------------
Total                 $18,649   $17,225   $53,984   $50,281

Net Income (Loss)
- - -----------------------------------------------------------------
AT&T                  $ 1,191   $ 1,051   $ 3,431   $(4,777)
McCaw                     (95)      (29)       34    (1,905)
Eliminations              (46)        -       (93)        -
- - -----------------------------------------------------------------
Total                 $ 1,050   $ 1,022   $ 3,372   $(6,682)

       10                                      AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

(e) OTHER INCOME - In June 1993, AT&T sold its remaining 77% interest in UNIX System Laboratories, Inc. to Novell, Inc. ("Novell") in exchange for approximately 3% of Novell common stock. The gain on the sale was $217.

(f) SALE OF STOCK BY SUBSIDIARY - In August 1993, AT&T Capital Corporation ("AT&T Capital") sold 14% of its common stock in an Initial Public Offering, thereby reducing AT&T's ownership to 86%. Due to the required recording of $18 of recourse loans by AT&T Capital to its senior management associated with the stock offering, a $9 loss was realized for the three and nine months ended September 30, 1993. The expected net gain on the sale after collecting these loans over seven years will be $6.

(g) CHANGES IN ACCOUNTING PRINCIPLES - Effective January 1, 1993, AT&T adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, AT&T expensed these benefits as claims were incurred. AT&T recorded an after-tax charge of $7,023 ($4.55 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

     Effective January 1, 1993, AT&T adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires companies to accrue for estimated future postemployment benefits during the years employees are working and accumulating these bene-fits. Previously, AT&T recognized the separation costs as they were identified and disability benefits when paid. AT&T recorded an after-tax charge of $1,128 ($.73 per share) to record the unprovided portion of these liabilities as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

     Also effective January 1, 1993, AT&T adopted SFAS No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires tax assets and liabilities to be determined using the enacted income tax rates for the years in which taxes will be paid or refunds received. Prior to 1993, AT&T's deferred tax accounts reflected the statutory rates that were in effect when the deferrals were initiated. The adoption of SFAS No. 109 resulted in a reduction to net income of $1,457 ($.94 per share) as a result of deferred liabilities that were created by McCaw's acquisitions prior to the merger. This charge was recorded as the cumulative effect of an accounting change in the first quarter of 1993. This accounting change does not affect cash flows.

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

(h) REDEMPTION OF PREFERRED STOCK BY A SUBSIDIARY - On June 24, 1994, LCH Communications ("LCH"), a subsidiary of LIN Broadcasting ("LIN") (a subsidiary of McCaw of which AT&T owns 52%), redeemed all of its outstanding redeemable preferred stock in exchange for all of the capital stock of one of its subsidiaries.

     As a result of the redemption, the net assets were eliminated and a gain on the sale of assets of $12 million and a tax benefit of $74 million were recorded. There was also an increase in additional paid-in capital and minority interests of $408 million and $376 million respectively.

(i) INVENTORIES - Inventories at September 30, 1994 and December 31, 1993 were as follows:
                                    September 30, December 31,
                                        1994          1993

     Completed goods...............    $2,472        $1,927
     Work-in-process and raw
        materials..................     1,809         1,295
     Total inventories.............    $4,281        $3,222

       12                                    AT&T Form 10-Q -Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

(j) AT&T CREDIT HOLDINGS, INC. - In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc.
(formerly AT&T Credit Corporation) existing at March 31, 1993.  AT&T
Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T
Credit Corporation. The table below shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. Financial information for prior periods was restated for the legal restructuring. The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

                                            For the Nine
                                            Months Ended
                                            September 30,
                                          1994         1993

     Total revenue                      $1,043       $1,034
     Interest expense                      219          212
     Selling, general and
       administrative expense              286          241
     Income before cumulative effect of
       accounting change                    59           33
     Cumulative effect of accounting
       change (1)                            -          (22)
     Net Income                             59           11


                                           At           At
                                      September 30, December 31,
                                          1994         1993

     Finance receivables                $7,337       $6,220
     Net investment in operating
       lease assets                        829          978
     Total assets                        8,866        7,886
     Total debt                          5,415        4,639
     Total liabilities                   7,790        6,867
     Minority interest                     261          251
     Total shareowners' equity             815          768

(1)  Effective January 1, 1993, AT&T Credit Holdings, Inc. adopted
     SFAS No. 109.

       13                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On September 19, 1994, AT&T completed the merger with McCaw which was accounted for as a pooling of interests. In this report, AT&T is reporting the combined financial results of AT&T and McCaw. Accordingly, all comparisons with prior years are based on restated combined results.

AT&T reported quarterly combined net income of $1.050 billion, or $.67 per share in the third quarter of 1994, a 2.7 percent increase compared with year-ago quarterly net income of $1.022 billion, or $.66 per share. For the nine months ended September 30, 1994, combined income before cumulative effects of accounting changes was $3.372 billion, or $2.16 per share, compared with $2.926 billion, or $1.89 per share in the same period of 1993.

Effective January 1, 1993, AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 109, "Accounting for Income Taxes." AT&T recognized the cumulative effects of accounting changes on prior years in the first quarter of 1993, which reduced net income by $9.608 billion, or $6.22 per share. As a result, AT&T reported a combined loss of $6.682 billion, or $4.33 per share, for the first nine months of 1993. (See also Note g). These accounting changes do not affect cash flows.

Total revenues reached $18.649 billion in the quarter, an 8.3 percent increase from $17.225 billion in the same period of 1993. Through September total revenues were 7.4 percent ahead of last year. The increase primarily resulted from continued strong growth in sales of products and systems, principally network systems and communications products, and strong growth in telecommunications services, including wireless services, and financial services and leasing revenues.

Total costs increased $600 million compared with the third quarter of 1993, largely as a result of higher sales of products and systems. Compared with the same periods in 1993, operating income increased 10.6 percent for the quarter and 18.9 percent for the nine months of 1994. The overall gross margin percentage increased to 41.6 percent in the quarter from 40.3 percent in the same period of 1993, reflecting effective cost controls coupled with revenue growth.

The more detailed discussion that follows is based on a comparison of the three and nine months ended September 30, 1994 with the comparable periods of 1993, unless otherwise noted.

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

TELECOMMUNICATIONS SERVICES

Telecommunications services revenues, including McCaw's wireless services revenues, rose to $10.974 billion, a 3.5 percent increase from the third quarter of 1993, principally as a result of higher volumes. Volumes, measured by billed minutes for switched services, increased more than 7 percent from the year-ago period. The switched revenue to volume growth "gap" was about 4 percent for the quarter. The gap exists because customers select higher-value, lower-priced services made possible by AT&T's increased efficiency. This shift in the mix of services that customers select lowers average per-minute revenues.

AT&T introduced a number of new services and calling plans for residential customers in late 1993 and 1994. The effects of discounts inherent in the "True" program calling plans were more than offset by price increases for basic services announced in the fourth quarter last year. The balance of customer wins versus losses continued to show improvement as the "True" program continues to experience strong sign-up levels. For example, 12 million customers have signed up for AT&T True Rewards# since year-end 1993.

Cost of telecommunications services decreased $79 million for the quarter compared with the year-ago quarter, largely reflecting lower access and other interconnection costs. These costs decreased primarily because of lower prices for connections. For the first nine months in 1994, cost of telecommunication services increased $23 million compared with the same period in 1993, largely due to higher volumes. Access and other interconnection costs decreased $83 million for the quarter, but increased $65 million for the nine-month period compared with the same period in 1993 also because of higher volumes. Other costs increased slightly for the quarter but decreased for the nine-month period compared with the same periods in 1993. The decrease was mainly due to lower network operating costs. The gross margin percentage improved to 42.7 percent in the quarter from 40.0 percent in the same period of 1993.


# Registered service mark of AT&T

       15                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T has created international alliances in an effort to offer one-stop telecommunications services to companies that do business globally. Other major U.S. long distance companies are also creating, or have created, such alliances. In 1993, AT&T formed WorldPartners with Kokusai Denshin Denwa Co. Ltd. of Japan and Singapore Telephone. In July 1994, a consortium of Dutch, Swiss and Swedish telephone authorities known as Unisource joined WorldPartners. Telefonica de Espana has also become a full member of Unisource, enhancing market opportunities for WorldPartners in both Spain and Latin America. During the third quarter of 1994, Hongkong Telecom also announced it is joining WorldPartners, offering voice and data services to multinational customers in Hong Kong. Canada's Unitel Communications, in which AT&T currently has a 20 percent ownership interest, is also a member of WorldPartners.

PRODUCTS AND SYSTEMS

Sales of products and systems increased 20.1 percent for the quarter and
17.3 percent for the nine-month period compared with the same periods of 1993, driven by substantial gains in sales of telecommunications network products and systems and strong growth in computer products and systems, and communications products and systems.

                                      Three months           Nine months
                                         ended                 ended
                                      September 30,         September 30,
Revenues in millions                1994      1993(1)     1994      1993(1)

Telecommunications network
   products and systems           $2,328    $1,911     $ 6,478   $ 5,536
Computer products and systems      1,016       778       2,682     2,242
Communications products
   and systems                     1,066       949       3,024     2,475
Microelectronic products,
   special-design products for
   U.S. government, and other*       658       584       1,891     1,745

Products and Systems              $5,068    $4,222     $14,075   $11,998

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues increased 21.8 percent and 17.0 percent compared with the year-ago quarter and first nine months of 1993, respectively, primarily due to substantially higher sales of transmission systems and strong gains across the business, including cable systems, switching systems and wireless products. Revenues from sales outside of the U.S. increased about 20 percent compared with a year-ago quarter. AT&T expects sales outside the U.S. to remain strong for all of 1994. Sales in the U.S. also increased compared with the same period in 1993 as a result of higher sales to the Regional Bell Operating Companies and independent telephone companies.

       16                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from computer products and systems sales increased 30.6 percent for the quarter and 19.6 percent for the nine-month period compared with the same year-ago periods, reflecting higher sales of computer products and systems both in the U.S. and overseas. Although sales are higher, markets for these products are still experiencing fierce competitive pricing, particularly for lower-end computer products, and some weakness in demand among financial customers overseas.

Revenues from sales of communications products and systems increased 12.3 percent and 22.2 percent for the third quarter and nine months of 1994, respectively, compared with the same periods of 1993. The increases were led by higher sales of business communications equipment outside of the U.S. and strong consumer products sales of cellular and cordless telephones.

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 12.7 percent for the quarter and 8.4 percent for the nine-month period compared with the same periods in 1993. The increase was led by continued strong growth in sales of microelectronic components outside of the U.S. but was partially offset by lower purchases of AT&T's special-design products by the U.S. government compared with the year-ago quarter primarily because of reduced spending for defense.

The increase in cost of products and systems for the quarter and nine-month period compared with the same periods in 1993 was primarily the result of higher sales. The gross margin percentage declined to 37.3 percent compared with 37.9 percent in the third quarter of 1993. The decrease was principally due to competitive pricing pressures and shifts in the product sales mix.

RENTALS AND OTHER SERVICES

Rentals and other services revenues increased slightly for the quarter but decreased for the nine-month period compared with the same periods in 1993, primarily reflecting the continuing reduction in the rental base of communications products and systems. Rentals and services revenues for computer products and systems were up slightly for the quarter but were flat for the nine-month period compared with the same periods in 1993 because of lower revenues from traditional maintenance services offset by increases in professional services. The increase in service revenues for communications products and systems was largely due to continued growth in maintenance contract revenues for business customers. Other rentals and services revenues were relatively even for the quarter but decreased slightly for the nine-month period compared with the same periods in 1993.

       17                                           AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                     Three months         Nine months
                                        ended               ended
                                     September 30,       September 30,
Revenues in millions               1994     1993(1)    1994     1993(1)

Computer products and systems $ 645 $ 623 $1,902 $1,905 Communications products and
   systems rentals                  233      288        733      902
Communications products and
   systems services                 431      372      1,219    1,058
Other*                              490      488      1,367    1,397

Rentals and Other Services       $1,799   $1,771     $5,221   $5,262

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of global messaging and electronic mail services, telemarketing services, information technology services and facility rentals.

Cost of rentals and other services decreased for the quarter and nine-month periods compared with the same periods in 1993. The gross margin percentage increased to 52.8 percent in the quarter from 51.3 percent in the same period of 1993 primarily because of a higher proportion of installation and maintenance revenues, which are typically higher-margin services.

       18                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 27.7 percent for the quarter and 24.0 percent for the first nine-months of 1994 compared with the same periods in 1993 led by continued strong growth from Universal Card and growth at AT&T Capital.
                                   Three Months          Nine Months
                                      ended                 ended
                                   September 30,         September 30,
In millions                      1994        1993       1994      1993

AT&T Capital                  $   348     $   331    $ 1,007   $   975
Universal Card                    477         318      1,249       874
Eliminations, adjustments
  and other*                      (17)        (15)       (34)      (57)

Total revenues                $   808     $   634    $ 2,222   $ 1,792
Total costs                       573         435      1,524     1,215

Gross margin                  $   235     $   199    $   698   $   577

Gross margin percentage          29.2%       31.3%      31.4%     32.2%

Universal Card Information:
Finance receivables           $11,152     $ 7,887    $11,152   $ 7,887
Accounts                         14.6        12.2       14.6      12.2

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized.

Universal Card receivables and accounts increased by approximately $3.3 billion and 2.4 million, respectively, since September 30, 1993.
Delinquent balances and charge-offs continue to be below industry norms.

The increase in cost of financial services and leasing was due primarily to the higher volume of financing and credit card transactions for the quarter and nine-month periods. The gross margin percentage decreased for the quarter and nine-month periods mainly due to higher provisions for uncollectibles at Universal Card, as the percentage of revolving cardholder receivables grew.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The standard provides for present value accounting by creditors in determining the allowances for credit losses on certain loans including loans that have been modified as part of a troubled debt restructuring. In October, 1994 the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The standard amends the disclosure and income recognition requirements in SFAS No. 114. These standards must be adopted for fiscal years beginning after December 15, 1994; for AT&T, that would be 1995. The adoption of SFAS No. 114 and SFAS No. 118 is not expected to have a material impact on the reported costs and expenses for financial services.

       19                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses increased 12.3 percent for the quarter and 6.5 percent for the first nine-months of 1994 compared with the same periods of 1993. The increase reflects merger-related expenses, as well as, higher advertising and promotions expense, and increased sales and sales support activities focused towards telecommunications services markets. Research and development expenses were up slightly for the quarter but even for the nine-month periods compared with the same periods in 1993.

In the third quarter of 1993, a $23 million provision for business restructuring was recorded to cover force reductions and plant closings at AT&T's Global Information Solutions unit.

OTHER INCOME, INTEREST EXPENSE, PROVISION FOR INCOME TAXES

Other income - net decreased $124 million for the quarter and $346 million for the first nine months of 1994 compared with the same periods in 1993. For the quarter, the decrease reflects the losses associated with the shutdown of AT&T's EO Inc. unit and a lost telecommunications satellite. In addition, the year-ago quarter included a gain of $94 million on the sale of cellular systems. For the nine-month period, the decrease primarily reflects a $217 million pre-tax gain in the second quarter of 1993 on the sale of AT&T's remaining interest in UNIX System Laboratories, Inc. to Novell. (See also Note e.)

Interest expense decreased $12 million and $126 million for the quarter and nine-month period, respectively, compared with the same periods a year-ago. The decrease reflects the benefits associated with lower interest rates after debt refinancings and one-time costs for refinancing activities included in 1993.

The provision for income taxes increased for the quarter due primarily to higher income before income taxes and the impact of changes in the federal law enacted in the third quarter of 1993. The effective tax rate increased to 39.9% in the quarter from 38.4% in the year-ago quarter, reflecting certain provisions of the 1993 tax law that became effective in 1994, the non-deductibility of certain merger-related expenses, and some favorable adjustments in 1993.

       20                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $6.154 billion from year-end 1993 as higher levels of cash and temporary cash investments, inventories, finance receivables and prepaid pension costs more than offset lower levels of investments. Working capital, defined as current assets less current liabilities, increased about $0.9 billion from year-end primarily due to increases in cash and temporary cash investments, finance receivables and inventories.

The cash balance exceeded management's target at the end of September 1994 because of a change in strategy to finance global opportunities and pending re-investments in projects. Management continues to target a cash balance of approximately $800 million. The increase in finance receivables is an expected result of the growth in credit card operations and leasing activities. The increase in inventories is primarily seasonal, reflecting the planned build-up in anticipation of higher product and system sales later in the year.

Property, plant and equipment, net of accumulated depreciation, increased from year-end due to higher capital expenditures.

The decrease in investments largely reflects the exchange of LIN's investment in the Philadelphia cellular system for all the outstanding redeemable preferred stock of a LIN subsidiary. In addition, AT&T's sold its 20 percent investment interest in Italtel S.p.A. back to STET S.p.A., the Italian government's telecommunications holding company, during the quarter. There was no gain or loss on the sale.

In January 1994, AT&T adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard provides for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The new standard did not have a material impact on AT&T's results of operations or financial position. (See also Note g.)

In October 1994, the Financial Accounting Standards Board also issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The standard requires companies to identify the purpose for holding all derivative financial instruments as well as additional disclosures based on the derivative's identified purpose. The standard is effective for financial statements issued for fiscal years ending after December 15, 1994; for AT&T, that would be for 1994.

Higher prepaid pension costs are primarily the result of the net pension credit. The increase in other assets was caused primarily by advanced purchases of promotional offerings for the "True" program calling plans.

Payroll and benefit-related liabilities was about even compared with year-end. The increase in debt maturing within one year, primarily reflects the refinancing of McCaw's long-term debt subsequent to the merger with commercial paper. The increase in other current liabilities primarily reflects the unredeemed points earned for the True Rewards# program.

# Registered service mark of AT&T

       21                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The increase in deferred income tax liabilities was mainly due to the temporary differences in the book and tax bases of plant-related assets. The decrease in minority interests is because of the redemption of all the outstanding redeemable preferred stock of LCH Communications in exchange for all the capital stock of one of its subsidiaries. (See also Note h.)

CASH FLOWS

Cash flows provided by operating activities increased compared with the third quarter of 1993 primarily because of higher income before cumulative effects of accounting changes.

The increase in cash flows used in investing activities compared with the same period in 1993 is largely the result of higher levels of finance receivables and capital expenditures. The increase in capital expenditures is primarily due to enhancing and expanding our wireless services. These increases were offset by lower levels of new investments in 1994 relative to the year-ago period.

In April 1994, AT&T signed a broad set of business agreements with the People's Republic of China ("China") to provide technologies, products and services to modernize its telecommunications infrastructure. The agreements call for AT&T to invest more than $150 million in China over two years.

On October 28, 1994, AT&T Wireless PCS Inc., a wholly owned subsidiary of AT&T Corp., filed an application with the FCC establishing its eligibility to bid on broad-band personal communication service (PCS) radio licenses to provide wireless telephone service in 30 of 51 major trading areas in the United States. The FCC auction is scheduled to begin on December 5, 1994. It is not possible to predict the outcome of the auction or the amounts successful bidders will be required to pay in order to win licenses as more than 70 companies have registered to be eligible for bidding. In the event AT&T determines to bid and is successful in obtaining one or more licenses, substantial expenditures could be required for the licenses and for constructing associated systems.

On November 9, 1994, AT&T and Alfa, a leading Mexican company, announced that they signed a memorandum of understanding pursuant to which they plan to work together to develop a possible joint venture to address the Mexican telecommunications services business. At this time, it is not possible to determine with any precision the capital requirements of any such joint venture, should one be formed, however, AT&T has estimated that as much as
$1 billion of capital over 4-6 years could be required.   AT&T's share of
the joint venture would be 49%.

During the third quarter of 1994, AT&T signed an agreement to acquire Alascom, one of Alaska's long-distance carriers, from Pacific Telecom Inc. for $290 million. The agreement remains subject to the approval by the Alaska Public Utilities Commission, the Federal Communications Commission and the U.S. Department of Justice.

       22                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Private Market Value Guarantee ("PMVG") between McCaw and LIN, for the benefit of LIN's stockholders (other than McCaw and its affiliates), provides that on or about January 1, 1995, a process will be commenced to determine the private market price per share of LIN. Following the determination of the private market price, McCaw will have 45 days to decide whether to proceed with the acquisition of all the public shares of LIN at the private market price. Such an acquisition would involve a substantial capital expenditure. If AT&T and McCaw decide not to proceed with the acquisition, the PMVG provides that McCaw will put LIN in its entirety up for sale, under the direction of the LIN independent directors, in a manner intended by the LIN independent directors to maximize value for all the LIN shares.

Cash flows from financing activities increased for the first nine months of 1994 compared with the same period in 1993 primarily due to a higher level of proceeds from new long-term debt, net of retirements, in anticipation of replacing McCaw's long-term debt.

The ratio of total debt to total debt plus total equity (debt ratio) decreased to 59.5 percent at September 30, 1994, compared with 63.1 percent at December 31, 1993, primarily as a result of higher equity from 1994 earnings. Excluding financial services and leasing operations, the debt ratio was 37.6 percent at September 30, 1994 compared with 46.0 percent at December 31, 1993.

       23                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


AT&T MERGER WITH MCCAW

On September 19, 1994, pursuant to a merger agreement between AT&T and McCaw, entered into in August 1993, McCaw became a wholly owned subsidiary of AT&T (the "Merger").

In connection with the Merger, AT&T, McCaw and the United States entered into a proposed antitrust consent decree (the "Proposed Consent Decree") on July 15, 1994, which permit the Merger by settling a suit challenging the Merger filed the same day by the United States in the United States District Court for the District of Columbia (the "court"). The Proposed Consent Decree imposes several conditions on the future operations of AT&T and McCaw. These conditions include: (i) the maintenance of McCaw (and McCaw affiliates) as a subsidiary or entity separate from AT&T; (ii) re-quirements that McCaw cellular systems, within 21 months of the commence-ment of the action, cease providing interexchange services and provide customers of McCaw cellular systems with equal access to any interexchange carrier that offers service to the system; (iii) requirements that McCaw cellular systems provide to all interexchange carriers exchange access on an unbundled basis that is equal in type, quality, and price to that pro-vided to AT&T; (iv) a prohibition on the sale by each of AT&T and McCaw of interexchange or local cellular services, respectively, at a price, term or discount that depends on whether the customer obtains both AT&T's interexchange and McCaw's local cellular services; (v) requirements that AT&T not discriminate in favor of McCaw in the way in which certain services and products are made available; (vi) restriction of the flow of certain non-public information between AT&T and McCaw relating to unaffiliated wireless system equipment customers of AT&T and unaffiliated wireless system equipment suppliers of McCaw; (vii) a requirement for AT&T to continue to provide technological and other support to its unaffiliated cellular system equipment customers; and (viii) a requirement that AT&T buy back any cellular system equipment sold to an unaffiliated cellular carrier if the United States determines AT&T has violated any of the provisions described in (v) through (vii) of this paragraph.

The requirements of the Antitrust Procedures and Penalties Act, 15 U.S.C.
Section 16, must be complied with before the Proposed Consent Decree may be entered by the court. The requirements include: (i) filing with the court and publication of the Proposed Consent Decree and a competitive impact statement in the Federal Register at least 60 days prior to the effective date of the decree; (ii) an opportunity for the public to provide written comments and an opportunity for the United States to reply to such comments; and (iii) a determination by the court that the Proposed Consent Decree is in the public interest. The time period for public comments ended on October 26, 1994. The United States has not yet replied to such comments.

       24                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The parties to the Proposed Consent Decree have stipulated as follows: (i) the Proposed Consent Decree may be entered by the court at any time after compliance with the requirements of the Antitrust Procedures and Penalties Act; (ii) each party shall abide by and comply with the provisions of the Proposed Consent Decree pending and following entry by the court; and (iii) the United States may withdraw its consent at any time prior to entry of the Proposed Consent Decree.

The closing of the Merger was not contingent on the prior entry of the Proposed Consent Decree or the completion of the requirements of the Antitrust Procedures and Penalties Act. The Merger continues to be subject to any lawful orders that the court may impose as a result of the proceeding.

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

On May 31, 1994, AT&T filed for a waiver of the MFJ to permit the Merger. Several parties filed responses with the court requesting that various conditions be imposed on any waiver granted to AT&T, or opposing the request for a waiver. The Antitrust Division of the U.S. Department of Justice supported AT&T's request for the waiver subject to certain conditions on AT&T. Oral argument on AT&T's motion took place on July 21, 1994. The waiver was granted on August 25, 1994. An appeal has been brought by BellSouth Corporation and the matter is under an expedited briefing schedule. Oral argument is scheduled for November 16, 1994.

In August 1993, AT&T and Craig O. McCaw filed various applications seeking consent of the Federal Communications Commission (the "FCC") to the proposed transfer of control of McCaw to AT&T, which consent is required prior to consummation of the Merger. Several parties, including competitors of McCaw and/or AT&T, filed petitions with the FCC opposing the
request for FCC consent or seeking to impose conditions on the Merger.   By
order dated September 19, 1994, the FCC approved the transfer of control of McCaw to AT&T (the "September 19 FCC Order"). Appeals which have been consolidated have been brought by BellSouth Corporation and Southwestern Bell Corporation. An expedited briefing schedule has been set by the court.

In addition, on October 19, 1994, Allnet Communication Services, Inc. has petitioned the FCC for clarification or, in the alternative, reconsideration of the September 19 FCC Order. On October 19, 1994, NYNEX and Bell Atlantic also filed a petition for reconsideration of the September 19 FCC Order.

       25                                         AT&T Form 10-Q - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc., NYNEX Corporation and NYNEX Mobile Communications Co. filed an action (the "Bell Atlantic Complaint") against AT&T and McCaw in the U.S. District Court for the Eastern District of New York. The action alleged that the effect of the Merger would be to substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. The plaintiffs sought, among other things, a judgment that the Merger violates Section 7 of the Clayton Act; and a permanent injunction requiring AT&T to either divest (i) McCaw or (ii) AT&T's cellular network equipment business. On November 5, 1994, the parties settled the action by entering into a settlement agreement, the specific terms of which are confidential. AT&T did not, however, admit liability, make any payments to the plaintiffs to settle the action or undertake any other obligations that AT&T believes would have a material adverse affect on AT&T.

With respect to all of the foregoing, there can be no assurance that the court or regulatory actions requested by AT&T will be finally resolved without unacceptable conditions, or that other challenges to the Merger will not be made on antitrust grounds. The United States could challenge the Merger if the Proposed Consent Decree is not approved by the court or if the United States decides to withdraw its consent prior to court approval.

LITIGATION AND LEGISLATIVE DEVELOPMENTS

On July 6, 1994, four of the BOCs filed a motion in the U.S. District Court for the District of Columbia to vacate the MFJ in its entirety. The MFJ currently forbids the BOCs from providing interexchange long-distance service, from manufacturing telecommunications equipment and customer premises equipment, and from providing telecommunications equipment. A process for review by the Department of Justice, and then by the court, has been established, under which it is unlikely that the motion will be acted upon until late 1995 or thereafter.

Separately, on June 14, 1994, the Antitrust Division announced that it intends to support, subject to several additional conditions, requests by the BOCs to provide long-distance services to cellular customers. The U.S. District Court for the District of Columbia has jurisdiction over the BOCs' request and the matter is currently being briefed.

In June 1994, the U.S. House of Representatives approved legislation that, subject to certain conditions and limitations, would permit the BOCs to offer, or seek permission to offer, certain long-distance services and would set conditions for BOC entry into manufacturing of telecommunications equipment, and that would permit local telephone companies ("LECs") to enter the cable television business and at the same time require the LECs to provide interconnection and equal access to their exchanges. Separate legislation on the same subject was introduced in the U.S. Senate. While none of this legislation was enacted, it is possible that legislation on the same subject will be introduced in 1995 or subsequent years.

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

                                                  AT&T Form 10-Q - Part II


                          Part II - Other Information


Item 1.   Legal Proceedings.

AT&T Nassau Metals Corporation ("Nassau") and the New York State Department of Environmental Conservation ("NYSDEC") have been engaged in negotiations over a study and cleanup of Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order which included not only provisions relating to site investigation and remediation but also a provision for payment of a $3.7 million penalty for alleged violations of hazardous waste management regulations. No formal proceeding has been commenced by NYSDEC. Nassau has denied most of the allegations. Negotiations and discussions are still continuing.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number

          12  Computation of Ratio of Earnings to Fixed Charges

          27  Financial Data Schedule

     (b)  Reports on Form 8-K:

          Form 8-K report dated July 15, 1994 was filed pursuant to Item 5 (Other Events), Form 8-K report dated August 16, 1993, as amended (filed August 23, 1994) was filed pursuant to Items 5 and 7 (Fi-nancial Statements and Exhibits), Form 8-K reports dated August 25, 1994 and September 14, 1994 were filed pursuant to Item 5, and Form 8-K report dated September 19, 1994 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Items 5 and 7.

       28                                            AT&T Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date November 9, 1994
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       29                                              AT&T Form 10-Q


Exhibit Index


Exhibit
Number

12             Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule