Form 10-K
AT&T CORP
filed 1995-03-27
CIK 5907

                            FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

      (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For The Fiscal Year Ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes....x.... No........

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At February 28, 1995, the aggregate market value of the voting stock held by non-affiliates was $81,379,399,770.

At February 28, 1995, 1,579,466,394 common shares were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's annual report to security holders for the year ended December 31, 1994 (Part II)

     (2) Portions of the registrant's definitive proxy statement dated February 28, 1995, issued in connection with the annual meeting of shareholders (Part III)

                                  SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered

Common Shares                             #     New York, Boston, Chicago,
  (Par Value $1 Per Share)                 ##   Philadelphia and Pacific Stock
                                          #     Exchanges


                                         #
Two Year Fixed/Floating Rate Notes,       #
  due May 4, 1995                         #
                                          #
Three Year 4-1/2% Notes,                  #
  due February 15, 1996                   #
                                          #
Thirty-Four Year 4-3/8% Debentures,       #
  due October 1, 1996                     #
                                          #
Thirty-Seven Year 4-3/4% Debentures,      #
  due June 1, 1998                        #
                                          #
Thirty-Six Year 4-3/8% Debentures,        #
  due May 1, 1999                         #
                                          #
Thirty-Three Year 6% Debentures,          #
  due August 1, 2000                      #
                                          #
Thirty-Five Year 5-1/8% Debentures,       ##    New York Stock Exchange
  due April 1, 2001                       #
                                          #
Ten Year 7-1/8% Notes,                    #
  due January 15, 2002                    #
                                          #
Ten Year 6-3/4% Notes,                    #
  due April 1, 2004                       #
                                          #
Twelve Year 7-1/2% Notes,                 #
  due June 1, 2006                        #
                                          #
Thirty Year 8-1/8% Debentures,            #
  due January 15, 2022                    #
                                          #
Thirty-Two Year 8-1/8% Debentures,        #
  due July 15, 2024                       #
                                          #
Forty Year 8-5/8% Debentures,             #
  due December 1, 2031                    #
                                         #

                        TABLE OF CONTENTS


                              PART I

Item                             Description                          Page

 1.  Business ........................................................   1
 2.  Properties ......................................................  13
 3.  Legal Proceedings ...............................................  14
 4.  Submission of Matters to a Vote of Security-Holders .............  15


                             PART II

                           Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters .......................................................  17
 6.  Selected Financial Data .........................................  17
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations .........................................  17
 8.  Financial Statements and Supplementary Data .....................  17
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  17

                             PART III

                           Description

10.  Directors and Executive Officers of the Registrant ..............  17
11.  Executive Compensation ..........................................  17
12.  Security Ownership of Certain Beneficial Owners and Management ..  17
13.  Certain Relationships and Related Transactions ..................  17

                             PART IV

                           Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  17

See page 16 for "Executive Officers of the Registrant."

                              PART I

ITEM 1. BUSINESS.

                             GENERAL

   AT&T Corp. ("AT&T" or "Company") was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number
212-387-5400).

   AT&T is a major participant in two industries: the global information movement and management industry and the financial services and leasing industry.

   In the global information movement and management industry, AT&T is among the world's networking leaders, providing wireline and wireless communications services and products, communications products, network equipment, business information processing systems, and other systems, products and services that combine communication and computers, to business, consumers, telecommunications service providers and government agencies. Worldwide, AT&T's network handles more than 175 million voice, data, video and facsimile messages on an average business day. AT&T's operations in the financial services and leasing industry involve direct financing and finance leasing programs for AT&T and third party products, leasing products to customers under operating leases, as well as the general purpose credit card business.

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

BUSINESS GROUPS

   To better serve the needs of customers, AT&T's businesses are clustered into the Communications Services Group, AT&T Global Information Solutions Group, Multimedia Products Group and Network Systems Group.

   o COMMUNICATIONS SERVICES GROUP

   The Communications Services Group addresses the needs of large and small businesses, the Federal government, state and local governments and consumers for voice, data and image telecommunications services. Business units within this group provide regular and custom long distance communications services, including message telecommunications services ("MTS"), wide area telecommunications services ("WATS"), satellite transponder services, AT&T True Connections# 500 services, toll-free or 800 services, 900 services, private line services, Software Defined Network services ("SDN"), integrated services digital network ("ISDN") technology based services, and electronic mail, electronic data interchanges and enhanced facsimile services through AT&T EasyLink* services. They also provide special long distance services,





______________
*Registered trademark of AT&T
#Registered servicemark of AT&T
including AT&T Calling Card services and special calling plans and the Company's domestic and international operators. AT&T provides communications services internationally, including transaction services, global networks, network management and value added network services (i.e., services offered over communications transmission facilities that employ computer processing applications) and sells and maintains submarine cable systems.

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

   On March 13, 1995, the Federal Communications Commission ("FCC") announced the conclusion of the broadband Personal Communications Services ("PCS") auction commenced on December 5, 1994. The auction involved a total of 99 PCS licenses in 51 Major Trading Areas ("MTAs") authorizing service on 30 MHz of spectrum in the 1.8 GHz band. At the start of the auction, AT&T was eligible to bid in 30 MTAs. AT&T bid a total of $1.685 billion to win broadband PCS licenses covering 21 MTAs. AT&T must submit to the FCC an application for a broadband PCS license in each MTA where it has been declared the winning bidder. Other interested parties will have the opportunity to file petitions with the FCC commenting upon or challenging AT&T's applications. After a review of the applications and the conclusion of the public comment process, the FCC will determine whether there are any reasons precluding it from granting the licenses; if there are none, it will grant the licenses. AT&T is required to provide adequate service to at least one-third of the population in its licensed areas within five years of being licensed and two-thirds of the population in its licensed areas within ten years of being licensed. The licenses are granted for ten year terms from the original date of issuance and may be renewed by AT&T by meeting the FCC's renewal criteria and upon compliance with the FCC's renewal procedures. AT&T has submitted to the FCC a down payment equal to 20% of the 1.685 billion; the remainder is due within five business days after the grant of each license. Construction of the network to support these licenses will require substantial capital expenditure, the level of which is dependent on a number of factors which have not been determined.

   AT&T Solutions is a new business unit established to assist corporations in global network and computer management. AT&T Solutions will design, build and operate corporate clients computer networks, design software and manage data centers for its clients.

   o AT&T GLOBAL INFORMATION SOLUTIONS GROUP

   AT&T Global Information Solutions ("AT&T GIS" formerly known as NCR Corporation) offers computing and communications solutions together to provide customers easy access to information and to each other. These solutions are comprised of computer products and systems, as well as software and professional services and support. AT&T GIS' primary focus is on six key industries: financial, retail, communications, consumer goods manufacturing, transportation and the public sector. Key product lines include: Financial Systems, such as automated teller machines, image capture systems and financial processing systems; Decision Enabling Systems, such as commercial massively parallel processing and database systems; Platform and Systems, including scalable multiprocessing systems, systems software and processing systems; Software Products, including groupware, messaging, and distributed computing middleware; Network Products, including networking tools and management systems such as OneVision* Network Management Solutions. The unit also has a fully integrated business, Systemedia, that provides business forms and media products. In addition, Worldwide Services provides comprehensive multi-vendor support and professional services.

   o MULTIMEDIA PRODUCTS GROUP

   The Multimedia Products Group addresses the equipment needs of large and emerging businesses, the Federal government, state and local governments, international distributors and consumers. Business units in this group offer products such as private branch exchanges ("PBXs") including the Definity* communications system, voice processing systems and voice messaging systems including the AUDIX* and Conversant* systems, video conferencing systems, installations, maintenance and repair services and other business communications systems, corded and cordless telephones, cellular telephones, answering systems, security systems, facsimile machines, modems, multiplexers, data transceivers, the Merlin* and Partner* communications systems, videophone, and imaging and personal communicator products.

   The Multimedia Products Group also includes:

   AT&T Ventures, an internal venture capital business. The mission of AT&T Ventures is to identify and nurture new markets for the application of AT&T-developed and other technologies. AT&T Ventures explores new businesses in markets not addressed by existing business units.

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











 ______________
*Registered trademark of AT&T

   o NETWORK SYSTEMS GROUP

   The Network Systems Group includes business units that primarily manufacture, market, engineer, install and maintain switching systems, transmission systems, cable and wire products, cellular systems, and operations systems for AT&T, local exchange carriers, other carriers, private businesses, government agencies, foreign telephone administrations and others. Switching systems include the 5ESS* switch; transmission systems include lightwave and digital radio products, digital cross connect and multiplex products, and digital loop carrier products; cable and wire products include optical fiber, optical fiber cable and related apparatus; and operations systems include mechanized systems for managing telecommunications networks.

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

WIRELESS SERVICES (Merger With McCaw Cellular Communications, Inc.)

   In September 1994, McCaw Cellular Communications, Inc. ("McCaw"), the nation's largest cellular communications company, became a wholly owned subsidiary of AT&T. McCaw has cellular operations in more than 100 cities and operates the sixth largest U.S. messaging service, serving more than 700,000 customers, and a digital air-to-ground telephone service for commercial airlines and corporate aircraft.

   In connection with the merger, AT&T, McCaw and the United States entered into a proposed antitrust consent decree (the "Proposed Consent Decree") on July 15, 1994, which permitted the merger by settling a suit challenging the merger filed the same day by the United States in the United States District Court for the District of Columbia (the "court"). The Proposed Consent Decree imposes several conditions on the future operations of AT&T and McCaw.

   These conditions include: (i) the maintenance of McCaw (and McCaw affiliates) as a subsidiary or entity separate from AT&T; (ii) requirements that McCaw cellular systems, within 21 months of the commencement of the action, cease providing interexchange services and provide customers of McCaw cellular systems with equal access to any interexchange carrier that offers service to the system; (iii) requirements that McCaw cellular systems provide to all interexchange carriers exchange access on an unbundled basis that is equal in type, quality, and price to that provided to AT&T; (iv) a prohibition on the sale by each of AT&T and McCaw of interexchange or local cellular services, respectively, at a price, term or discount that depends on whether the customer obtains both AT&T's interexchange and McCaw's local cellular services; (v) requirements that AT&T not discriminate in favor of McCaw in the way in which certain services and products are made available; (vi) restriction of the flow of certain non-public information between AT&T and McCaw relating to unaffiliated wireless system equipment customers of AT&T and unaffiliated wireless system equipment suppliers of McCaw; (vii) a requirement for AT&T to continue to provide technological and other support to its unaffiliated cellular system equipment customers; and (viii) a requirement

________________________
*Registered trademark of AT&T
that AT&T buy back any cellular system equipment sold to an unaffiliated cellular carrier if the United States determines AT&T has violated any of the provisions described in (v) through (vii) of this paragraph.

   The requirements of the Antitrust Procedures and Penalties Act, 15 U.S.C.
Section 16, must be complied with before the Proposed Consent Decree may be entered by the court. The requirements include: (i) filing with the court and publication of the Proposed Consent Decree and a competitive impact statement in the Federal Register at least 60 days prior to the effective date of the decree; (ii) an opportunity for the public to provide written comments and an opportunity for the United States to reply to such comments; and (iii) a determination by the court that the Proposed Consent Decree is in the public interest. Comments have been filed with the court by all interested parties and AT&T is awaiting the U.S. Department of Justice's ("DOJ") response to these comments. AT&T does not know when the court will act on this matter.

   If the requirements of the Antitrust Procedures and Penalties Act are not complied with and court does not approve the Proposed Consent Decree, the suit brought by the United States challenging the merger could be revived, which may lead to a divestiture or further conditioning of the merger.

   LIN Broadcasting Corporation

   LIN Broadcasting Corporation ("LIN") is 52% owned by AT&T indirectly through McCaw. Under a private market value guarantee agreement (the "PMVG") between McCaw and LIN, a process began on January 1, 1995, to determine the private market value per share of LIN (the "Private Market Price") using independent appraisers. On March 7, 1995, the Private Market Price was determined to be $127.50 per share. McCaw will have 45 days from March 7, 1995, to decide whether to proceed with the acquisition of all the public shares at that price, subject to the approval of the LIN public shareholders. Based on the approximately 25 million shares of LIN held by the public, the total purchase price would be approximately $3.26 billion.

   AT&T and McCaw have not decided if McCaw will offer to acquire LIN's public shares and must evaluate the final price. If McCaw does not proceed with an acquisition, the PMVG provides that McCaw will put LIN in its entirety up for sale under the direction of the LIN independent directors and subject to the approval of the LIN public shareholders. In connection with this matter, several purported class action suits have been filed against AT&T and others. See Item 3. Legal Proceedings.

INTERNATIONAL

   The WorldPartners alliance was founded in 1993 by AT&T, Kokusai Denshin Denwa Company, Ltd of Japan and Singapore Telecommunications to provide multinational customers with a new level of seamless, high quality advanced telecommunications and related services around the globe, under the brand name WorldSource**. In 1994, Unisource N.V. (a joint venture of the Dutch, Swedish, Swiss and, it is expected, Spanish carriers in Europe) joined WorldPartners along with Telstra of Australia, Hong Kong Tel, Korea Telecom, and others. As of the end of 1994, WorldPartners included eleven members who will provide WorldSource Services to multinational customers covering more than two dozen countries in North America, Europe and Asia.

   AT&T has numerous subsidiary companies and offices throughout the world. AT&T has implemented an international organizational structure, along regional lines, to complement the functional groups described above and to promote shared accountability between regional units and those groups. Three regional units, representing all AT&T businesses, are: Asia/Pacific, with headquarters
__________________
**Unregistered trademark
in Hong Kong; Europe/Middle East/Africa, with headquarters in Brussels; and Caribbean/Latin America, with headquarters in Coral Gables, Florida.

   AT&T has established a number of international alliances, ventures and manufacturing facilities, including the following:

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

   AT&T owns semiconductor assembly and test facilities in Singapore.

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

   Europe/Middle East/Africa Region

   AT&T owns AT&T ISTEL Limited, a United Kingdom based company, that manufactures software and provides software related services.

   AT&T Network Systems International B.V. is a joint venture between AT&T, which indirectly owns approximately 94% of the equity, and Compagnia Telefonica Nacional de Espana, the national telephone company of Spain, which owns approximately 6%. It designs, develops, manufactures and markets Network Systems' products in Europe and elsewhere. In addition, the joint venture itself has established businesses and participates in joint ventures in a number of countries, including: the Netherlands, Belgium, the People's Republic of China, the Czech Republic, France, Germany, Ireland, Italy, Kazakhstan, Poland and the Russian Federation.

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

   AT&T owns various controlling interests in joint ventures in the Czech Republic, Hungary, Poland and Slovakia which market key systems, PBXs, related equipment and other AT&T products.

   AT&T owns AT&T Microelectronica de Espana S.A., a Spanish company which manufactures integrated circuits.

   In addition, AT&T, through a joint venture, operates a manufacturing facility in Ireland.

   Caribbean/Latin America Region

   AT&T owns four companies in Mexico which manufacture microelectronics products, telephone answering machines, cordless telephones and corded telephones, and repair various items of AT&T's consumer products business unit.

   AT&T owns 51% of AT&T Elecon Telesistemas C.A., a Venezuelan joint venture with Electroconductores, C.A., which manufactures copper cable for the Venezuelan market.

   AT&T owns 5% of VenWorld Telecom, C.A., a Venezuelan joint venture company with GTE Venezuelan Telephone Incorporated and three Venezuelan corporations, which owns 40% of the Venezuelan Telephone Company, Compania Anonima Nacional Telefonos de Venezuela ("CANTV").

   AT&T owns 49% of AT&T Network Systems do Brasil, S.A., a Brazilian joint venture with SID Telecommunicacoes e Controles, S.A. and Marcep, S.A. which manufactures and markets telephone switching systems.

   AT&T owns 10% of Compania de Telefonas del Interior, S.A., a joint venture with GTE Mobile Communications International, Inc. and others which provides wireless telecommunication service in Argentina.

   AT&T owns 35% of Jamaica Digiport International Limited, a joint venture with Cable & Wireless PLC and Telecommunications of Jamaica, Ltd. which provides certain telecommunications services in the free-trade zone, Montego Bay, Jamaica.

   Canada

   AT&T owns 22.5% of Unitel Communications Holdings, Inc., the sole shareholder of Unitel Communications, Inc., a Canadian long distance carrier.

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

   In order to increase focus on customers and to create more responsive organizations, much of the AT&T Bell Laboratories systems engineering and development resource has been more formally aligned with business units.
These organizations remain AT&T Bell Laboratories, but they receive day-to-day guidance from the business units they support.

COMPETITION, REGULATION AND LEGISLATION

   Changing Competitive Environment

   Communications services and products and information services and products today are provided, in significant part, by companies in different industries. Many of AT&T's competitors as well as participants in other segments of the communications and information industries are large companies which have substantial capital, technological and marketing resources. The business and competitive environment in the global information movement and management industry is changing, however, and will likely be reshaped by numerous forces, including customer preferences and needs, technological developments, increased competition and a reduction in domestic and foreign regulation. While it is difficult to predict the specific nature and pace of changes that might affect the business and competitive environment, AT&T anticipates that these changes will cause many major companies to expand into other segments of the communications and information industries. This may increase AT&T's ability to participate in the provision of a broader range of services with fewer regulatory constraints but result in increased competition in AT&T's existing markets.

   Regulation of Rates

   AT&T is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. For many years prior to July 1, 1989, the system of regulation used by the FCC for AT&T was rate-of-return regulation. Effective July 1, 1989, the FCC adopted a new system of regulating AT&T known as "price caps" under which AT&T's prices, rather than its earnings, are limited. In a series of decisions, beginning in 1991, the FCC removed the vast majority of AT&T's business services from price caps regulation. Residential, 800 directory assistance and analog private line services, however, are still subject to such regulation.
________________
*Registered trademark of AT&T
@Registered trademark of Novell, Inc.

   The FCC's "price caps" system of regulation is designed to maximize the incentive for AT&T to increase productivity and lower costs and increases AT&T's flexibility to respond to market conditions. AT&T's price capped services are subject to price ceilings, defined by indices based on AT&T's price levels at the initiation of price cap regulation and adjusted annually to reflect changes in inflation and certain other costs of doing business. The price ceilings for services are also subject to a 3% annual decrease, which reflects a 2.5% productivity level that the FCC says AT&T has achieved historically plus an additional 0.5%. AT&T may raise prices of individual services, but must stay within the ceilings overall. Generally, AT&T is prohibited from raising or lowering the overall price of particular service categories by more than 5% annually.

   In 1991, the FCC adopted an order in its "interexchange competition" proceeding (CC Docket No. 90-132), confirming that the interexchange market is largely competitive. As a result, the order streamlined the regulation of most AT&T outbound business services. In 1993, inbound 800 services were streamlined and, on January 12, 1995, streamlining was extended to services used by small business customers. These services are no longer subject to price cap regulation; AT&T can file tariff revisions for these services on 14 days' notice; and AT&T can offer individually negotiated contract-based rates for these services.

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

   Legislation and Other Regulation

   During 1994, a number of bills were introduced in Congress which would have permitted the Regional Bell Operating Companies (the "RBOCs") to offer long distance services under certain conditions and accelerated competition for local access and local phone services. While none of these bills was enacted, several key members of Congress announced plans to introduce new bills in the current session that would set conditions under which the RBOCs would be permitted to provide long distance services and manufacture equipment, and permit competition in local services. On March 23, 1995, the Senate Commerce Committee approved a telecommunications bill which establishes conditions relating to local competition an RBOC must meet before it can provide long distance service in the area in which it is the dominant provider of local exchange service but would permit the RBOC to provide long distance service elsewhere without satisfying these conditions. The bill would also permit RBOC entry into the manufacturing of telecommunications equipment when long distance entry is permitted. Proceedings are also pending before a number of state regulatory commissions, including New York, California and Illinois, concerning changes in the nature of the state regulation of telecommunication services and the removal of constraints on local service providers. AT&T has taken the position that because of the RBOCs' current monopoly position in providing local service, it is inappropriate for the RBOCs to receive relief from the restrictions on providing long distance service, manufacturing equipment and other regulatory constraints currently imposed on them until competition in local service has developed. In this regard, AT&T and a number of participants in the telecommunications industry have identified at least nine critical conditions necessary to create the potential for effective competition in the local service market, including the unbundling of basic network functions, interconnection to local network facilities and services, dialing parity and number portability. There is no certainty that any federal legislation will be passed, or if passed enacted into law, or state regulatory changes will be effected, or if enacted or effected, what form any such legislation or regulatory changes will take.

   One state regulatory commission has taken regulatory action of the kind described above. In November 1994, the New York Public Service Commission approved the Open Market Plan of Rochester Telephone Company ("RTC"), pursuant to which RTC was granted additional pricing flexibility for certain local and toll services as part of a plan to permit other carriers to offer local and toll service, either independently or using some of RTC's facilities. The Open Market Plan did not satisfy all of the conditions AT&T has identified as a prerequisite to establishing competition in local services. In January 1995, AT&T filed a petition for reconsideration of the Open Market Plan based on its inability, as adopted, to foster local competition.

   Competition; New Opportunities

   AT&T currently faces significant competition in the provision of long distance service and AT&T expects that the level of competition in communications services will continue to increase. If regulatory, legislative or technological changes occur, AT&T anticipates that it will experience new and different competitors. These may include entrants from other segments of the telecommunications and information services industries seeking to expand their market opportunities. Such new competitors may enter with a strong market presence, well recognized names and pre-existing direct customer relationships. Depending on the timing and circumstances of, and any competitive inequities not addressed by regulatory or legislative conditions or restrictions on, their entry, AT&T's revenues and net income could be adversely affected in future years.

   Some of the same regulatory and technological changes that AT&T anticipates will increase competition in its historic markets also are anticipated to open new markets for AT&T in different segments of communications services, end-to-end services, value-added services and multimedia services that AT&T can provide through its advanced, intelligent network. AT&T's competitive strategy includes positioning itself to best take advantage of these new opportunities through the use of its leading networking capabilities, respected brand name and other resources.

   MFJ Activity

   On July 6, 1994, four RBOCs (Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, and Southwestern Bell Corporation) filed a motion with U.S. District Court for the District of Columbia (the "District Court") to vacate the Modification of Final Judgment of 1982 ("MFJ") in its entirety, or, in the alternative, to remove the line of business restrictions. The MFJ currently forbids the RBOCs from providing long distance services and from manufacturing telecommunications equipment and customer premises equipment. The motion maintains that changed circumstances have obviated the need for the MFJ, that the local exchange is (or soon will be) competitive, that regulation can prevent anticompetitive abuse of the local exchange bottleneck, and that consumers and the nation will benefit from RBOC entry into the long distance services and equipment markets. The DOJ is currently investigating the motion. AT&T filed with the DOJ on December 7, 1994 its opposition to the motion. Bell Atlantic has since withdrawn its support for the motion. It is AT&T's position that the District Court and the Court of Appeals have previously rejected these claims, and nothing has changed since these rejections that could now justify elimination of the line-of-business restrictions and that the RBOCs retain the ability to use their local exchange monopolies to impede competition in long distance and equipment markets, and regulation cannot prevent anticompetitive behavior. Proceedings before the District Court are expected to begin in the third quarter of 1995.

   Throughout the last two years, Ameritech Corporation has been pursuing its "Customers First" plan before the FCC, the DOJ, and, most recently, the Illinois Commerce Commission. That plan seeks to obtain relief from the MFJ's interLATA restriction in return for the implementation of certain conditions that could foster the development of local exchange competition. AT&T has been vigorously contesting Ameritech Corporation's plan in each jurisdiction, and has filed its own petition asking the Illinois Commerce Commission to implement all of the conditions needed to test the potential for local exchange competition, without any linkage to MFJ relief. The Illinois hearing examiners have released a proposed order that generally recognizes that certain conditions are necessary to implement local exchange competition.

                  FINANCIAL SERVICES AND LEASING

   AT&T is a major participant in the financial services and leasing industry, with its operations conducted through AT&T Capital Corporation ("AT&T Capital"), a majority-owned subsidiary of AT&T, and AT&T Universal Card Services Corp. ("AT&T Universal Card Services"), a wholly owned subsidiary of AT&T.

   o AT&T CAPITAL

   In August 1993, an initial public offering combined with a management stock offering took place, which totaled approximately 14 percent of AT&T Capital's common stock. As a result of the stock offerings, approximately 86 percent of the outstanding common stock of AT&T Capital (approximately 82% on a fully-diluted basis) is owned by AT&T indirectly through subsidiaries.

   AT&T Capital is a full-service, diversified equipment leasing and finance company that operates in the United States, Canada, Europe, the Asia-Pacific region and Mexico.

   AT&T Capital works side by side with AT&T and its affiliates to provide customized financing for AT&T customers acquiring AT&T and associated equipment. AT&T Capital also provides: financing in connection with general equipment used by AT&T entities; the AT&T affiliate investment recovery program; and AT&T's employee vehicle leasing program. AT&T Capital's captive programs are dependent upon sales of products by AT&T and its affiliates and the continued acceptance of these products in the marketplace.

   AT&T Capital also leases and finances non-AT&T equipment including office, manufacturing, data center and data processing and transportation equipment. Additionally, the Company provides inventory financing for equipment dealers and distributors, Small Business Administration lending, and asset management and remarketing services.

   AT&T Capital's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of receivables.

   In 1994 and January 1995, AT&T Capital expanded its international equipment leasing and financial services operations to customers in Canada, Europe, and Hong Kong and established operations in Australia and Mexico.

   The equipment leasing and finance industry is highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or acquiring new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management and residual management. There is no assurance as to the volume of financing opportunities that will be generated by sales or leases of equipment by AT&T and its affiliates.

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

   o AT&T UNIVERSAL CARD SERVICES

   AT&T Universal Card Services began operations in early 1990. The AT&T Universal Card is a combined general-purpose consumer credit card and AT&T Calling Card that at year-end had receivables in the amount of $12.3 billion in 1994, $9.2 billion in 1993, $6.6 billion in 1992, $3.8 billion in 1991, and $1.6 billion in 1990. The AT&T Universal Card is offered directly through AT&T Universal Financial Corp., a Utah industrial loan company, and Universal Bank, N.A., in Columbus, Georgia, which are both wholly owned by AT&T, and under an affinity relationship with Columbus Bank and Trust Company in Columbus, Georgia, a subsidiary of Synovus Financial Corp. AT&T Universal Card Services provides marketing and customer support for the AT&T Universal Card program and it purchases cardholder receivables generated by the AT&T Universal Card program.

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

             SEGMENT, OPERATING REVENUE AND RESEARCH
               AND DEVELOPMENT EXPENSE INFORMATION

   For information about the Company's industry and geographic segments, see
Note 16 to the Consolidated Financial Statements. Such information is incorporated herein by reference pursuant to General Instruction G(2).
For information about the consolidated operating revenues contributed by the Company's major classes of products and services and about consolidated research and development expenses, see revenue tables and descriptions on pages 22 through 26 and Consolidated Statements of Income on page 30 of the Company's annual report to security holders for the year ended December 31, 1994. Such information is incorporated herein by reference pursuant to General Instruction G(2).

                        EMPLOYEE RELATIONS

   AT&T employs approximately 304,500 persons in its operations. About 35% of the employees of AT&T are represented by unions. Of those so represented about 80% are represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO, about 19% by the International Brotherhood of Electrical Workers ("IBEW"), which is also affiliated with the AFL-CIO, and the remainder by other unions. Labor agreements with most of these unions extend through May 27, 1995. AT&T expects to commence negotiations in April 1995 with union representatives concerning these expiring agreements.

                      ENVIRONMENTAL MATTERS

   The operations of the Company involve the release of materials to the environment that are subject to regulation under environmental protection laws. The Company is involved in a number of remedial actions to clean up hazardous wastes in accordance with the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or "Superfund"), the Resource Conservation and Recovery Act ("RCRA") and state environmental laws. Such statutes require that certain parties fund remedial actions regardless of fault. During 1994, as in prior years, the Company has been making capital expenditures for environmental control facilities.

   An estimate of the costs of remedial actions or the amounts of capital expenditures for future periods is subject to a number of uncertainties including the following: the developing nature of administrative regulations being promulgated under CERCLA, RCRA and other environmental protection laws; the availability of other responsible parties at a site; the availability of information regarding conditions at potential sites; uncertainty as to how the laws and regulations may be applied to such sites; multiple choices and costs associated with diverse technologies that may be used in corrective actions at such sites; the eventual outcome of claims for insurance coverage; and the time periods (which may be quite lengthy) over which eventual remediation may occur. In the opinion of the Company's management, capital expenditures and expenses in connection with remedial actions to comply with the present environmental protection laws will not have a material effect upon the Company's future expenditures, annual consolidated financial statement or competitive position beyond that provided for at year-end.

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

   AT&T operates 92 manufacturing facilities located throughout the United States and abroad which at December 31, 1994, had a total of about 29 million square feet. Approximately 26 million square feet are in owned facilities and the remaining 3 million square feet are in leased premises. Some of the non-U.S. operations are operated through joint ventures with other parties (see the discussion of international alliances and ventures contained in Item
1. Business). AT&T also operates a number of sales offices, service, repair and distribution centers, and other facilities, such as research and development laboratories.

   AT&T continues to manage the deployment and utilization of its assets in order to meet its global growth objectives while at the same time ensuring that these assets are generating economic value added for the shareholder. AT&T will continue to manage its asset base consistent with globalization initiatives, marketplace forces, productivity growth and technology change.

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

ITEM 3. LEGAL PROCEEDINGS.

   In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1994. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial statements.

   In connection with the merger of AT&T and McCaw, the parties entered into a Proposed Consent Decree with the United States. For a discussion of the Proposed Consent Decree, see Item 1. Business.

   On February 17, 1995, two purported class actions were filed in the Delaware Chancery Court entitled Fried v. MMM Holdings Inc., et al. (the "Fried Action") and Blake v. AT&T Corp., et al. (together with the Fried Action, the "Delaware Actions"). On February 21, 1995, a purported class action was filed in New York State Supreme Court against AT&T and its directors entitled Katz v. Robert E. Allen, et al. (the "New York Action"). The Delaware Actions allege that AT&T, among others, has violated its fiduciary duties, and one of the Delaware Actions alleges that AT&T, among others, has violated its obligations under the PMVG, in each case by virtue of, among other things, the McCaw Appraiser's view that the private market value of LIN as defined under the PMVG is $105 per share. The New York Action similarly alleges that AT&T and its directors have violated their fiduciary duties by virtue of, among other things, the McCaw Appraiser's determination under the PMVG. On March 3, 1995, plaintiffs in the Delaware Actions requested of the court that those actions be consolidated with two additional actions that have been filed in the Delaware Court of Chancery entitled Phillip Frank v. McCaw Cellular Communications, et. al. and H. Richard Dollinger v. MMM Holdings, Inc. Pursuant to the proposed order of consolidation, the complaint in the Fried Action would be designated as the complaint in the consolidated action. AT&T believes that the actions are without merit.

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

   During 1994, AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of AT&T, and the New York State Department of Environmental Conservation ("NYSDEC") were engaged in negotiations over a study and cleanup of the Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order which included not only provisions relating to site investigation and remediation but also a provision for payment of a $3.5 million penalty for alleged violations of hazardous waste management regulations. No formal proceeding has been commenced by NYSDEC. Nassau has denied most of the allegations and is also contesting the penalty. Negotiations and discussions are still continuing.

   The foregoing environmental proceedings are not material to the consolidated financial statements or business of the Company and would not be reported but for Instruction 5 C. of Item 103 of Regulation S-K, which requires disclosure of such matters.

   See also the discussion herein in Item 1. Business, for additional information about environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

               Executive Officers of the Registrant
                      (as of March 1, 1995)
                                                                   Became
                                                                    AT&T
                                                                  Executive
                                                                   Officer
           Name              Age                                     on

    Robert E. Allen* ....... 60    Chairman of the Board and Chief
                                     Executive Officer ............  9-86
    Richard S. Bodman ...... 56    Senior Vice President, Corporate
                                     Strategy and Development .....  8-90
    Harold W. Burlingame ... 54    Senior Vice President, Human
                                     Resources ....................  9-86
    Marilyn Laurie ......... 55    Senior Vice President, Public
                                     Relations ....................  2-87
    Alex J. Mandl .......... 51    Executive Vice President and
                                     Chief Executive Officer,
                                     Communications Services Group   8-91
    William B. Marx, Jr. ... 55    Executive Vice President and
                                     Chief Executive Officer,
                                     Multimedia Products Group ....  7-89
    Richard A. McGinn ...... 48    Executive Vice President and
                                     Chief Executive Officer,
                                     Network Systems Group ........ 10-94
    Richard W. Miller ...... 54    Executive Vice President and
                                     Chief Financial Officer ......  8-93
    Victor A. Pelson** ..... 57    Executive Vice President and
                                     Chairman Global Operations
                                     Team .........................  3-89
    Daniel C. Stanzione .... 49    President, AT&T Bell
                                     Laboratories .................  1-95
    John D. Zeglis ......... 47    Senior Vice President - General
                                     Counsel and Government
                                     Affairs ......................  9-86

____________
     *Member of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.

   All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Bodman, Mandl and Miller who have been officers of AT&T since August 23, 1990, August 1, 1991 and August 9, 1993, respectively. Prior to joining AT&T, Mr. Bodman was President of Washington National Investment Corporation, an investment company, for more than five years. Prior to joining AT&T, Mr. Mandl was Chairman and Chief Executive Officer of Sea-Land Service, Inc., an ocean transportation and distribution services company, for four years and prior thereto held executive positions at CSX Corporation. Prior to joining AT&T, Mr. Miller was with Wang Laboratories, Inc. from 1989 through 1993, serving as President and Chief Operating Officer and later as Chairman, President and Chief Executive Officer.

   Officers are not elected for a fixed term of office but hold office until their successors have been elected.

                             PART II


Items 5. through 8.

   The information required by these items is included in pages 21 through 44 and on the inside back cover of the Company's annual report to security holders for the year ended December 31, 1994. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There have been no changes in independent auditors and no disagreements with independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years.


                             PART III


Items 10. through 13.

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

   The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated February 28, 1995, on page 6, the first paragraph on page 7, the last paragraph on page 7 through page 13, and the last paragraph on page 24 through the first full paragraph on page 41. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

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

____________
*Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended
 December 31, 1994.  (See Part II.)

          (2)  Financial Statement Schedules:

               Report of Independent Auditors ......................   21

               Schedules:

               II -- Valuation and Qualifying Accounts .............   22

               IX -- Short-Term Borrowings .........................   24

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

          Exhibit
          Number

     (3)a Restated Certificate of Incorporation of the registrant, dated January 10, 1989, Certificate of Change to Restated Certificate of Incorporation dated March 18, 1992, Certificate of Amendment to Restated Certificate of Incorporation dated June 1, 1992, and Certificate of Amendment to the Certificate of Incorporation dated April 20, 1994, (Exhibit 4B to Registration Statement No. 33-53765).

     (3)b           By-Laws of the registrant, as amended May 18, 1994.

     (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     (10)(iii)(A)1  AT&T Short Term Incentive Plan as amended March, 1994.

     (10)(iii)(A)2  AT&T 1987 Long Term Incentive Program as amended
                    July 17, 1989 (Exhibit (10)(iii)(A)2 to Form SE dated March 24, 1993, File No. 1-1105).

     (10)(iii)(A)3  AT&T Senior Management Individual Life Insurance
                    Program dated January 1, 1987 (Exhibit (10)(iii)(A)1 to Form SE, dated March 25, 1987, File No. 1-1105) and as revised December 1, 1994.

          Exhibit
          Number


     (10)(iii)(A)4  AT&T Senior Management Long Term Disability and
                    Survivor Protection Plan dated February 23, 1984 (Exhibit (10)(iii)(A)1 to Form SE, dated February 21, 1986, File No. 1-1105).

     (10)(iii)(A)5  AT&T Senior Management Financial Counseling Program
                    dated December 29, 1994.

     (10)(iii)(A)6  AT&T Deferred Compensation Plan for Non-Employee
                    Directors, as amended December 15, 1993 (Exhibit
                    (10)(iii)(A)6 to Form 10-K for 1993, File No. 1-1105).

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

     (10)(iii)(A)11 AT&T Senior Management Incentive Award Deferral Plan,
                    as amended January 20, 1994 and March 25, 1994.

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

     (10)(iii)(A)13 AT&T 1984 Stock Option Plan, as modified December 19,
                    1984 (Exhibit 10(t) to Form SE, dated February 27, 1985, File No. 0-13247).

     (10)(iii)(A)14 Form of Indemnification Contract for Officers and
                    Directors (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987, File No. 1-1105).

     (10)(iii)(A)15 Pension Plan for AT&T Non-Employee Directors revised
                    February 20, 1989 (Exhibit (10)(iii)(A)(15) to Form 10-K for 1993, File No. 1-1105).

          Exhibit
          Number

     (10)(iii)(A)16 AT&T Senior Management Basic Life Insurance Program
                    (Exhibit (10)(iii)(A)16 to Form 10-K for 1990, File No. 1-1105).

     (10)(iii)(A)17 Form of AT&T Benefits Protection Trust Agreement
                    (Exhibit (10)(iii)(A)17 to Form SE, dated March 25, 1992, File No. 1-1105).

     (10)(iii)(A)18 Employment Agreement between American Telephone and
                    Telegraph Company and Alex J. Mandl dated August 1, 1991 (Exhibit (10)(iii)(A) 18 to Form 10-K for 1993,
                    File No. 1-1105).

     (12)           Computation of Ratio of Earnings to Fixed Charges.

     (13) Specified portions (pages 21 through 44 and the inside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1994.

     (21)           List of subsidiaries of AT&T.

     (23)           Consent of Coopers & Lybrand L.L.P.

     (24)a Powers of Attorney executed by officers and directors who signed this report.

     (24)b               Board of Directors' Resolution.

     (27)           Financial Data Schedule.

             AT&T will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b)  Reports on Form 8-K:

             Forms 8-K dated October 26, 1994, December 8, 1994, December 13, 1994 and October 26, 1994, as amended (filed December 27,
          1994).

                  REPORT OF INDEPENDENT AUDITORS



To the Shareowners of AT&T Corp.:


   Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page
29 of the 1994 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 18 of this Form 10-K.

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



                                             COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
January 24, 1995

                                                                                                   Schedule II--Sheet 1
                                                AT&T CORP.
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------------
           COL. A                            COL. B                  COL. C                  COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            ------------------------
                                                                (1)          (2)
                                           Balance at        Charged to    Charged                          Balance
                                           Beginning         Costs and     to Other                         at End
         Description                       of Period          Expenses     Accounts        Deductions(a)   of Period
-----------------------------------------------------------------------------------------------------------------------
          Year 1994
Allowances for doubtful accounts (b) .....  $1,225           $1,929         $59              $1,753          $1,460
Reserves related to business
  restructuring and facility
  consolidation (d) ......................  $1,440           $  (53)        $(28)            $  465          $  894
Deferred tax asset valuation allowance ...  $  212           $   --         $(34)            $   --          $  178

          Year 1993

Allowances for doubtful accounts (b) .....  $1,013           $1,665         $66(c)           $1,519          $1,225
Reserves related to business
  restructuring, including force
  and facility consolidation (d) .........  $2,006           $  416         $ 5              $  987(e)       $1,440
Deferred tax asset valuation allowance ...  $  212           $   --         $--              $   --          $  212

The Notes on Sheet 2 are an integral part of this Schedule.


                                                   -23-

                                                                                               Schedule II--Sheet 2
                                                AT&T CORP.
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------------
           COL. A                           COL. B                  COL. C                 COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ------------------------
                                                               (1)          (2)
                                           Balance at       Charged to    Charged                         Balance
                                           Beginning         Costs and    to Other                        at End
        Description                        of Period         Expenses     Accounts      Deductions(a)    of Period
-----------------------------------------------------------------------------------------------------------------------

         Year 1992
Allowances for doubtful accounts (b) ..... $1,049             $1,983       $31(c)         $2,050          $1,013
Reserves related to business
  restructuring, including force
  and facility consolidation (d) ......... $2,792             $   64       $ 8            $  858          $2,006




____________

(a)  Amounts written off as uncollectible, payments and reversals.
(b)  Includes allowances for doubtful accounts on long-term receivables of $209, $185 and $153 in 1994, 1993 and 1992, respectively (included in Finance receivables in the Consolidated Balance Sheets).
(c)  Amounts previously written off which were credited directly to this account when recovered.
(d)  Included primarily in Other current liabilities and in Other liabilities in the Consolidated Balance Sheets.
(e)  Upon adoption in 1993 of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment
     Benefits," $412 of business restructuring reserves established before 1993 were reclassified to postemployment benefit liabilities.

                                AT&T Corp.
                     AND ITS CONSOLIDATED SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM DEBT

                           (Millions of Dollars)

-----------------------------------------------------------------------------

  Col. A                          Col. B                      Col. C
-----------------------------------------------------------------------------

                                                             Weighted
                                  Amount                      Average
                              at December 31               Interest Rate
                        --------------------------   ------------------------
                         1994      1993      1992     1994     1993     1992
                        ------    ------    ------   ------   ------   ------


Notes Payable:
 Commercial Paper...  $10,777    $ 8,761   $ 6,053    4.7%      3.3%     3.8%
  Other Notes.......      324        231       281    9.7%     10.0%    10.9%
Current Portion of
 long-term lease
 obligations.........      30         52       108
Current portion of
 long-term debt......   2,535      2,019      1,249
                        -----      -----      -----
                      $13,666    $11,063    $ 7,691



                            Amount for the Year
                         1994      1993      1992
                         ----      ----      ----

Average amounts of
 Notes Payable
 outstanding during
 the year...........  $ 8,400    $ 8,010    $ 5,117   4.6%(b)   3.7%(b)  4.4%(b)

Maximum amounts of
 Notes Payable at
 any month end
 during the year....   11,357    $ 9,959    $ 6,334



---------------------

NOTE: In future years, the information contained herein will be added to the Company's Consolidated Financial Statement Footnotes included in the Company's Annual Report to Shareowners.

(a) See Note (5) to the Consolidated Financial Statements
(b) Computed by dividing the average face amount of notes payable into the aggregate related interest expense.

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

March 24, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:               #
                                            #
   Robert E. Allen          Chairman        #
                          of the Board      #
                                            #
                                            #
Principal Financial Officer:                #
                                            #
   Richard W. Miller    Executive Vice      #
                        President and       #
                        Chief Financial     #
                           Officer          #
                                            #
Principal Accounting Officer:               #
                                            #
   Maureen B. Tart        Vice President    ## By  S. L. Prendergast
                          and Controller    #     (attorney-in-fact)*
                                            #
Directors:                                  #
                                            #        March 24, 1995
   Robert E. Allen                          #
   M. Kathryn Eickhoff                      #
   Walter Y. Elisha                         #
   Philip M. Hawley                         #
   Carla A. Hills                           #
   Belton K. Johnson                        #
   Drew Lewis                               #
   Donald F. McHenry                        #
   Victor A. Pelson                         #
   Donald S. Perkins                        #
   Henry B. Schacht                         #
   Michael I. Sovern                        #
   Franklin A. Thomas                       #
   Joseph D. Williams                       #
   Thomas H. Wyman                         #

                          EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

     Exhibit
     Number

(3)a Restated Certificate of Incorporation of the registrant, dated January 10, 1989, Certificate of Change to Restated Certificate of Incorporation dated March 18, 1992,
               Certificate of Amendment to Restated Certificate of Incorporation dated June 1, 1992, and Certificate of
               Amendment to the Certificate of Incorporation dated April
               20, 1994, (Exhibit 4B to Registration Statement No. 33-53765).

(3)b           By-Laws of the registrant, as amended May 18, 1994.

(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
               Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(iii)(A)1  AT&T Short Term Incentive Plan as amended March, 1994.

(10)(iii)(A)2  AT&T 1987 Long Term Incentive Program as amended July 17,
               1989 (Exhibit (10)(iii)(A)2 to Form SE dated March 24, 1993, File No. 1-1105).

(10)(iii)(A)3  AT&T Senior Management Individual Life Insurance Program
               dated January 1, 1987 (Exhibit (10)(iii)(A)1 to Form SE, dated March 25, 1987, File No. 1-1105) and as revised December 1, 1994.

(10)(iii)(A)4  AT&T Senior Management Long Term Disability and Survivor
               Protection Plan dated February 23, 1984 (Exhibit
               (10)(iii)(A)1 to Form SE, dated February 21, 1986, File No. 1-1105).

(10)(iii)(A)5  AT&T Senior Management Financial Counseling Program dated
               December 29, 1994.

(10)(iii)(A)6  AT&T Deferred Compensation Plan for Non-Employee Directors,
               as amended December 15, 1993 (Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No. 1-1105).

(10)(iii)(A)7  AT&T Directors Individual Life Insurance Program dated
               January 1, 1987 (Exhibit (10)(iii)(A)3 to Form SE, dated March 25, 1987, File No. 1-1105).

(10)(iii)(A)8  AT&T Plan for Non-Employee Directors' Travel Accident
               Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).

     Exhibit
     Number

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

(10)(iii)(A)11 AT&T Senior Management Incentive Award Deferral Plan, as
               amended January 20, 1994 and March 25, 1994.

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

(10)(iii)(A)13 AT&T 1984 Stock Option Plan, as modified December 19, 1984
               (Exhibit 10(t) to Form SE, dated February 27, 1985, File No. 0-13247).

(10)(iii)(A)14 Form of Indemnification Contract for Officers and Directors
               (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987, File No. 1-1105).

(10)(iii)(A)15 Pension Plan for AT&T Non-Employee Directors revised
               February 20, 1989 (Exhibit (10)(iii)(A)(15) to Form 10-K for 1993, File No. 1-1105).

(10)(iii)(A)16 AT&T Senior Management Basic Life Insurance Program (Exhibit
               (10)(iii)(A)16 to Form 10-K for 1990, File No. 1-1105).

(10)(iii)(A)17 Form of AT&T Benefits Protection Trust Agreement (Exhibit
               (10)(iii)(A)17 to Form SE, dated March 25, 1992, File No.
               1-1105).

(10)(iii)(A)18 Employment Agreement between American Telephone and
               Telegraph Company and Alex J. Mandl dated August 1, 1991
               (Exhibit (10)(iii)(A) 18 to Form 10-K for 1993, File No. 1-1105).

(12)           Computation of Ratio of Earnings to Fixed Charges.

(13) Specified portions (pages 21 through 44 and the inside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1994.

(21)           List of subsidiaries of AT&T.

(23)           Consent of Coopers & Lybrand L.L.P.

(24)a Powers of Attorney executed by officers and directors who signed this report.

(24)b               Board of Directors' Resolution.

(27)           Financial Data Schedule.