Form 10-Q
period 1995-03-31
AT&T CORP
filed 1995-05-12
CIK 5907

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995


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

                    Telephone - Area Code 212-387-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes ..X  No .....


At April 28, 1995 1,582,254,000 common shares were outstanding.

       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                          For the Three
                                          Months Ended
                                            March 31,
                                         1995      1994(b)
Sales and Revenues
Telecommunications services..........   $11,388   $10,951
Products and systems.................     4,537     4,074
Rentals and other services...........     1,443     1,381
Financial services and leasing.......       894       691
Total revenues.......................    18,262    17,097

Costs
Telecommunications services
  Access and other
    interconnection costs............     4,453     4,536
  Other costs........................     1,976     1,983
Total telecommunications services....     6,429     6,519
Products and systems.................     2,842     2,460
Rentals and other services...........       794       714
Financial services and leasing.......       652       452
Total costs..........................    10,717    10,145

Gross margin.........................     7,545     6,952

Operating Expenses
Selling, general and
  administrative expenses............     4,769     4,355
Research and development expenses....       847       762
Total operating expenses.............     5,616     5,117

Operating income.....................     1,929     1,835
Other income - net...................       126       117
Interest expense ....................       130       195
Income before income taxes...........     1,925     1,757
Provision for income taxes...........       727       683

Net Income ..........................   $ 1,198   $ 1,074

Weighted average common shares
   outstanding (millions)............     1,580     1,558



Earnings per common share............   $   .76   $   .69

Dividends declared per
   common share......................   $   .33   $   .33

     See Notes to Consolidated Financial Statements.

       3                                            AT&T Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)

                                         March 31,   December 31,
                                           1995          1994
ASSETS

Cash and temporary cash investments.... $ 1,070       $ 1,208

Receivables less allowances
  of $1,334 and $1,251
  Accounts receivable..................  13,110        13,671

  Finance receivables..................  14,607        14,952

Inventories (f)........................   4,073         3,633

Deferred income taxes..................   3,073         3,030

Other current assets...................     976         1,117

Total current assets...................  36,909        37,611

Property, plant and equipment, net
  of accumulated depreciation of
  $23,593 and $23,519 (c)..............  21,040        21,279

Licensing cost, net of accumulated
  amortization of $643 and $613........   4,489         4,251

Investments............................   2,816         2,708

Long-term finance receivables..........   4,917         4,513

Net investment in operating leases
  of finance subsidiaries (c)..........     749           756

Prepaid pension costs..................   4,270         4,151

Other assets...........................   4,366         3,993

TOTAL ASSETS........................... $79,556       $79,262









                                 (CONT'D)

       4                                          AT&T Form 10-Q - Part I


                   CONSOLIDATED BALANCE SHEETS (CONT'D)
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)


                                         March 31,   December 31,
                                           1995          1994

LIABILITIES AND DEFERRED CREDITS

Accounts payable....................... $ 5,712       $ 6,011
Payroll and benefit-related
  liabilities..........................   3,084         4,105
Postretirement and postemployment
  benefit liabilities..................     887         1,029
Debt maturing within one year..........  10,820        13,666
Dividends payable......................     524           518
Other current liabilities..............   6,414         5,601

Total current liabilities..............  27,441        30,930

Long-term debt including capital
  leases...............................  13,355        11,358
Postretirement and postemployment
  benefit liabilities..................   8,790         8,754
Other liabilities......................   4,365         4,285
Deferred income taxes..................   4,024         3,913
Unamortized investment tax credits.....     222           232
Other deferred credits.................     799           776

Total liabilities & deferred credits...  58,996        60,248

Minority interests.....................   1,160         1,093

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..   1,581         1,569
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,581,374,000 at March 31, 1995
  1,569,006,000 at December 31, 1994
Additional paid-in capital.............  16,394        15,825
Guaranteed ESOP obligation.............    (280)         (305)
Foreign currency translation
  adjustments..........................     346           145
Retained earnings......................   1,359           687

Total shareowners' equity..............  19,400        17,921

TOTAL LIABILITIES/SHAREOWNERS' EQUITY.. $79,556       $79,262

     See Notes to Consolidated Financial Statements.

       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1995      1994(d)
Operating Activities
Net income ..............................      $ 1,198   $ 1,074
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and licensing cost
     amortization........................        1,031     1,009
   Provision for uncollectibles..........          558       428
   Decrease (increase) in accounts
     receivable..........................          247      (190)
   (Increase) in inventories.............         (511)     (694)
   (Decrease) increase in accounts
     payable.............................         (300)      385
   Net change in other operating
     assets and liabilities..............         (427)      460
   Other adjustments for non-cash
     items - net.........................         (100)     (194)
Net cash provided by operating
  activities.............................        1,696     2,278

Investing Activities
  Capital expenditures net of proceeds
    from sale or disposal of property,
    plant and equipment of $40 and $28...         (926)     (737)
  Decrease (increase) in finance
    assets, net of lease-related
    repayments of $974 and $807..........          232      (215)
  Net (increase) in licensing costs......         (268)      (21)
  Net (increase) in investments..........          (79)       (5)
  Dispositions/(acquisitions), net of
    cash acquired........................          275      (114)
  Other investing activities - net.......           92        61
Net cash (used in) investing activities..         (674)   (1,031)

Financing Activities
  Proceeds from long-term debt issuance..        2,570     1,046
  Retirements of long-term debt..........         (401)     (349)
  Issuance of common shares..............          581       248
  Dividends paid.........................         (516)     (451)
  (Decrease)in short-term
    borrowings - net.....................       (3,442)   (1,392)
  Other financing activities - net.......          (10)      (21)
Net cash (used in)financing activities...       (1,218)     (919)

                                 (CONT'D)

       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1995      1994(d)

Effect of exchange rate
  changes on cash........................           58        10

Net (decrease) increase in cash and
  temporary cash investments.............         (138)      338

Cash and temporary cash investments
  at beginning of year...................        1,208       671

Cash and temporary cash investments
  at end of period.......................      $ 1,070   $ 1,009




























See Notes to Consolidated Financial Statements.

       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a) ACCOUNTING POLICIES - The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1994 Annual Report to Shareowners and Form 10-K for the year ended De-cember 31, 1994.

(b) INCOME STATEMENT RESTATEMENTS AND RECLASSIFICATIONS - Previously re-ported results were restated to reflect the merger with McCaw Cellular Communications, Inc. ("McCaw") which was accounted for as a pooling of interests. Also, in the first quarter of 1995, previously reported results were reclassified to conform to the current presentation in-cluding: 1) The reclassification of certain revenues and related costs from Rentals and other services to Telecommunications services to improve the comparability of reported results within the industry.
     2) The reclassification of certain amortization expenses for the wire-less services unit from Other income - net to Costs of Telecommunica-tions services. These reclassifications did not affect net income for the periods. The impact of the latter reclassification on operating income was not material.

(c) BALANCE SHEET RESTATEMENTS AND RECLASSIFICATIONS - In 1995, finance lease assets were reclassified from Property, plant and equipment - net to Net investment in operating leases of finance subsidiaries. This presentation improves the comparability of reported results with-in the industry.

(d) STATEMENT OF CASH FLOWS RESTATEMENTS AND RECLASSIFICATIONS - Previous-ly reported results were restated to reflect the merger with McCaw and the results of the balance sheet reclassification. (See also Note c.)

       8                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

(e) CHANGES IN ACCOUNTING PRINCIPLES - Effective January 1, 1995, AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was adopted prospectively and requires us to compute present values for impaired loans when determining our allowances for credit losses. The new standard did not have a material impact on AT&T's results of operations or financial position.

(f) INVENTORIES - Inventories at March 31, 1995 and December 31, 1994 were as follows:
                                      March 31,    December 31,
                                         1995          1994

     Completed goods ..............    $2,226        $2,022
     Work-in-process and raw
        materials .................     1,847         1,611
     Total inventories ............    $4,073        $3,633

(g) AT&T CREDIT HOLDINGS, INC. - In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) existing at March 31, 1993.

     AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T Credit Corporation. The table following shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

       9                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(g)  AT&T CREDIT HOLDINGS, INC. (cont'd)

                                              For the Three
                                              Months Ended
                                                March 31,
                                          1995         1994

     Total revenue                      $  404       $  342
     Interest expense                       97           69
     Selling, general and
       administrative expense              106           95
     Net Income                             25           18

                                         At           At
                                      March 31,  December 31,
                                        1995         1994

     Finance receivables                $8,255       $7,726
     Net investment in operating
       leases                              957          903
     Total assets                        9,950        9,468
     Total debt                          6,191        5,682
     Total liabilities                   8,759        8,299
     Minority interest                     273          270
     Total shareholder's equity            918          899

       10                                           AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

(h) SUBSEQUENT EVENTS - On April 7, 1995, the Board of Directors of AT&T and the Board of Directors of McCaw decided to proceed with the acquisition of the outstanding shares of LIN Broadcasting Corporation ("LIN").

     LIN is 52% owned by AT&T indirectly through McCaw. Under a Private Market Value Guarantee agreement ("PMVG"), McCaw has the right to acquire the remaining 48% of LIN shares at the private market value per share of LIN determined by independent appraisers. On March 7, 1995, the private market value was determined to be $127.50 per share. Based on more than 25 million shares of LIN held by non-affiliates of McCaw, the total purchase price will be approximately $3.3 billion.

     On April 26, 1995, a merger agreement was entered into whereby LIN would become a wholly-owned subsidiary of McCaw. The merger agreement was approved by the LIN board of directors with six voting in favor, three opposed and two abstaining.

     The acquisition is subject to the approval of the holders of a majority of the LIN shares held by non-affiliates of McCaw.

       11                                  AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T reported quarterly net income of $1.198 billion, or $.76 per share. Net income grew 11.6 percent compared with year-ago quarterly net income of $1.074 billion, or $.69 per share.

Total revenues rose to $18.262 billion in the quarter, a 6.8 percent increase from $17.097 billion in the same period of 1994. The increase primarily resulted from solid growth in sales of products and systems, gains in telecommunications services, including wireless services, and very strong growth in financial services and leasing revenues.

Total costs increased $572 million compared with the first quarter of 1994, largely as a result of higher sales of products and systems and growth in financial services and leasing. Compared with the same period in 1994, operating income increased 5.1 percent for the quarter. The overall gross margin percentage increased to 41.3 percent in the quarter from 40.7 percent in the same period of 1994, reflecting revenues growing at a faster rate than costs.

The more detailed discussion that follows is based on a comparison of the three months ended March 31, 1995 with the comparable period of 1994, unless otherwise noted.

RESULTS OF OPERATIONS

AT&T is a major participant in two industries: the global information movement and management industry and the financial services and leasing industry. AT&T's main business is to meet the communications and computing needs of its customers by using networks to move and manage information. The revenues and costs of this business are divided into three categories on the income statement: telecommunications services, products and systems, and rentals and other services. AT&T Capital Corporation ("AT&T Capital") and AT&T Universal Card Services Corp. ("Universal Card") are partners with AT&T's communications and computing business units as well as innovators in the financial services industry. The revenues and costs for financial services and leasing operations are displayed as a separate category on the income statement.

       12                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TELECOMMUNICATIONS SERVICES

Telecommunications services revenues and costs now include certain services that were previously reported as "Rental and other services." Revenues and related costs for prior periods were restated to reflect this change in classification, making reported amounts comparable. (See also Note b.)

Telecommunications services revenues, including McCaw's wireless services revenues, rose to $11.388 billion, a 4.0 percent increase from the first quarter of 1994, principally as a result of higher volumes. The volumes of billed minutes for switched long distance services, increased nearly 8.5 percent from the year-ago period. Telecommunications services revenues, excluding wireless services, grew 2.8 percent from the year-ago period. Volume growth exceeded revenue growth primarily due to the increased usage by residential customers of discount calling plans.

Wireless services revenues, including cellular, messaging and air-to-ground services revenues, grew to $652 million, a 29.8 percent increase compared with year-ago quarterly revenues of $502 million driven by continued strong increase in subscribers. Cellular subscribers served by companies in which AT&T has or shares a controlling interest increased to 4.4 million at March 31, 1995 from 3.3 million a year-ago.

Cost of telecommunications services decreased $90 million for the quarter compared with the year-ago quarter, largely reflecting lower access and other interconnection costs of $83 million. These costs decreased primarily because of lower prices for connections. The reduction of these costs improved the gross margin percentage to 43.5 percent in the quarter from 40.5 percent in the same period of 1994.

       13                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PRODUCTS AND SYSTEMS

Sales of products and systems increased 11.3 percent for the quarter compared with the first quarter of 1994, driven by substantially higher sales of computer products and systems, and strong growth in communications products and systems and microelectronics products.

                                      Three months
                                         ended
                                        March 31
Revenues in millions                1995      1994(1)

Telecommunications network
   products and systems           $1,981    $1,897
Computer products and systems        852       663
Communications products
   and systems                     1,041       938
Microelectronic products,
   special-design products for
   U.S. government, and other*       663       576

Products and Systems              $4,537    $4,074

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues increased 4.4 percent compared with the year-ago quarter, primarily due to higher sales of wireless products and cable systems. Revenues from sales outside of the U.S. continued to experience double-digit growth compared with a year-ago quarter, particularly in the Asia/Pacific and Europe/Middle East/Africa regions. AT&T expects sales outside the U.S. to remain strong for all of 1995. Sales in the U.S. were relatively flat as higher sales to independent telephone companies, cable companies and competitive access providers were offset by lower sales to the Regional Bell Operating Companies ("RBOCs").

Revenues from computer products and systems sales increased 28.5 percent for the quarter compared with the same year-ago quarter, led by higher sales of personal computer products and automated teller machines at AT&T Global Information Solutions ("GIS"). Despite GIS's strong revenue growth and significant decrease in operating expenses as a percentage of revenues, GIS reported an operating loss of $143 million compared to a loss of $57 million in the year-ago period primarily because of a shift in product sales to a higher percentage of lower margin products.

       14                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from sales of communications products and systems increased 11.0 percent for the quarter compared with the same quarter of 1994. The increases were led by higher sales of business communications equipment both in and outside of the U.S. and strong consumer products sales of cellular telephones. Revenues from sales of cordless telephones were up slightly, but corded telephone and telephone answering machine sales declined, reflecting competitive pricing pressures.

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 15.1 percent for the quarter compared with the same year-ago quarter. The increase was led by continued strong growth in sales of microelectronic components both in and outside of the U.S. but was partially offset by lower purchases of AT&T's special-design products for the U.S. government compared with the year-ago quarter primarily because of reduced spending for defense.

The increase in cost of products and systems for the quarter compared with the same year-ago quarter was primarily the result of higher sales. The gross margin percentage declined to 37.3 percent compared with 39.6 percent in the first quarter of 1994. The decrease was principally due to competitive pricing pressures and shifts in the product sales mix to lower margin products.

RENTALS AND OTHER SERVICES

Rentals and other services revenues increased 4.5 percent for the quarter compared with the same prior year quarter, as increases in computer products and systems and services revenues for communications products were partially offset by a decrease in communications products and systems revenues. Rentals and services revenues for computer products and systems increased for the quarter largely because of significant increases in professional services, as well as increases from traditional maintenance services. The increase in service revenues for communications products and systems was largely due to the continued growth in maintenance contract revenues for business customers. The decrease in rentals revenues for communications products and systems was largely due to the continued erosion of the base of rental customers. Other rentals and services revenues declined for the quarter compared with the same prior year quarter.

       15                                          AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                     Three months
                                        ended
                                       March 31,
Revenues in millions               1995     1994(1)

Computer products and systems    $  665   $ 579
Communications products and
   systems rentals                  204     258
Communications products and
   systems services                 414     378
Other*                              160     166

Rentals and Other Services       $1,443   $1,381

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of telemarketing services, information technology services and facility rentals.

Cost of rentals and other services increased for the quarter compared with the same year-ago quarter. The gross margin percentage decreased to 45.0 percent in the quarter from 48.3 percent in the first quarter of 1994 because of erosion of the communications products rental base and the partial spin-off of LIN's broadcasting television operations at the end of 1994. In addition, there continues to be a shift in revenue mix from rentals to lower-margin services.

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 29.3 percent for the quarter compared with the same year-ago quarter led by continued strong growth from Universal Card and growth at AT&T Capital. Both Universal Card and AT&T Capital continue to contribute to the growth by profitably expanding their portfolios of earning assets.

       16                                        AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   Three Months
                                      ended
                                     March 31,
In millions                      1995        1994

AT&T Capital                  $   363     $   326
Universal Card                    551         372
Eliminations, adjustments
  and other*                      (20)        ( 7)

Total revenues                $   894     $   691
Total costs                       652         452

Gross margin                  $   242     $   239

Gross margin percentage          27.1%       34.6%
Universal Card Information:
Finance receivables           $11,811     $ 8,970
Accounts                         15.5        12.0

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized.

Universal Card receivables and accounts increased by approximately $2.8 billion and 3.5 million, respectively, since March 31, 1994, reflecting continued credit card portfolio growth and a strong customer response to the Something Extra@ program which began during 1994. The program offers customer rewards for outstanding balances as well as new purchases. The percentage of revolving accounts continues to increase.

The increase in cost of financial services and leasing was due primarily to the higher volume of financing and credit card transactions for the quarter. The gross margin percentage decreased for the quarter mainly due to higher provisions for uncollectibles. The higher provisions for uncollectibles reflect the higher percentage of revolving cardholder receivables and the growth of the earning asset portfolios. Higher interest rates also reduced the gross margin percentage for the quarter compared with the same year-ago quarter. The financial services and leasing businesses limit exposure to credit risks by diversifying business across customers, geographic locations and lease maturities. The allowance for credit losses is determined by analyzing previous experience on losses, current delinquencies, and present and future economic conditions.

OPERATING EXPENSES

Total operating expenses increased 9.7 percent for the quarter compared with the same quarter of 1994, largely because of increased spending for advertising and promotions, for sales and sales support activities focused towards telecommunications services markets and for expenses related to global expansion. Research and development expenses were up for the quarter mainly as the result of work related to broadband networks, wireless technologies and enhanced services.

@ Registered service mark of AT&T

       17                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTEREST EXPENSE AND PROVISION FOR INCOME TAXES

Interest expense declined $65 million compared with the same year-ago quarter. The decline reflects the benefits associated with lower interest rates after debt refinancings in the fourth quarter of 1994 and lower interest on contingencies.

The provision for income taxes increased $44 million for the quarter largely because of higher income before income taxes. The effective tax rate decreased to 37.8% in the quarter from 38.9% in the year-ago quarter, reflecting the non-deductibility of preferred stock dividends of a subsidiary of LIN in the first quarter of 1994.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets remained flat from year-end 1994. Working capital, defined as current assets less current liabilities, increased about $2.8 billion from year-end primarily due to decreases in debt maturing within one year and payroll and benefit-related liabilities.

The cash balance exceeded management's target at the end of March 1995 because of a change in strategy to finance global opportunities and pending re-investments in projects. Management targets a cash balance of approximately $1 billion. Inventories increased reflecting the planned seasonal build-up in anticipation of higher product and system sales later in the year.

In March 1995, The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard must be adopted for fiscal years beginning after December 15, 1995; for AT&T, that would be 1996. Management is currently assessing the impact of the adoption on AT&T's results of operations and financial position.

The decline in payroll and benefit-related liabilities primarily reflects the first-quarter payment of the 1994 employee compensation awards. The decrease in debt maturing within one year was primarily related to the repayment of commercial paper. The increase in other current liabilities primarily reflects an increase of income tax liabilities.

The increase in long-term debt, including capital leases, primarily reflects the issuance of notes to replace the short-term debt outstanding.

       18                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

Cash flows provided by operating activities decreased primarily due to an increase in other assets in the first quarter of 1995 compared with a decrease in the same year-ago quarter.

The decrease in cash flows used in investing activities is largely the result of a decline in the first quarter of 1995 in finance receivables, net of business acquisitions, compared with an increase in the same year-ago quarter. The decrease was offset somewhat by increases of capital expenditures and licensing costs. The increase in capital expenditures is primarily due to enhancing and expanding our wireless services.

On March 13, 1995, the Federal Communications Commission ("FCC") announced the conclusion of the broadband Personal Communications Services ("PCS") auction which commenced on December 5, 1994. AT&T was the successful bidder for wireless licenses covering 21 major trading areas with aggregate winning bids totaling $1.68 billion. AT&T was allowed to apply the $78.4 million payment made last year to participate in the auction against the $336 million (20 percent of the $1.68 billion) due in March 1995. The remaining 80 percent payment must be paid when the licenses are granted.

In accordance with the PMVG between McCaw and LIN, McCaw had the right to acquire all LIN shares not owned by McCaw at the private market price per share of LIN determined by independent appraisers. On March 7, 1995, the Private Market Price was determined to be $127.50 per share. On April 7, 1995, the Board of Directors of AT&T and the Board of Directors of McCaw decided to proceed with the acquisition of the outstanding LIN shares. Based on the more than 25 million shares of LIN held by non-affiliates of McCaw, the total purchase price will be approximately $3.3 billion. On April 26, 1995, a merger agreement was entered into whereby LIN would become a wholly-owned subsidiary of McCaw. The merger agreement was approved by the LIN board of directors with six voting in favor, three opposed and two abstaining.

The acquisition is subject to the approval of the holders of a majority of the LIN shares held by non-affiliates of McCaw.

Cash flows used in financing activities increased compared with the same period in 1994 primarily because of the repayment of the short-term debt outstanding which was largely offset by a higher issuances of new long-term debt.

The ratio of total debt to total capital (total debt and equity) decreased to 55.5 percent at March 31, 1995, compared with 58.3 percent at December 31, 1994, primarily as a result of higher equity from 1994 earnings. Excluding financial services and leasing operations, the debt ratio was
29.9 percent at March 31, 1995 compared with 34.1 percent at December 31,
1994.

       19                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LEGISLATIVE AND REGULATORY DEVELOPMENTS

AT&T currently faces significant competition in its markets and expects that the level of competition will continue to increase. As regulatory, legislative or technological changes occur, AT&T anticipates that new and different competitors will enter the communications services markets. These may include entrants from other segments of the telecommunications and information services industries seeking to expand their market opportunities. Such new competitors may enter with a strong market presence, well recognized names and pre-existing direct customer relationships. Depending on the timing of, circumstances of, and any competitive inequities not addressed by regulatory or legislative conditions or restrictions placed on the entry of these competitors into the market, AT&T's future revenues and net income could be adversely affected.

Some of the same regulatory and technological changes that AT&T anticipates will increase competition in its historic markets, also may open new markets for AT&T in different segments of communications services, end-to-end services, value-added services and multimedia services. AT&T's competitive strategy includes using its networking capabilities, respected brand name and other resources to take advantage of these new opportunities as they arise.

In addition to the bill currently introduced in the Senate, additional telecommunications legislation has been proposed by certain committees of the House of Representatives. All these bills, under various conditions, safeguards and schedules, would permit the RBOCs to provide interexchange services and would also provide certain mechanisms to facilitate local exchange competition.

On April 28, 1995, the U.S. District Court for the District of Columbia ("District Court") entered an Order which specifies the conditions and limitations under which and a procedure whereby RBOCs may become authorized to resell interexchange services to cellular subscribers. The conditions and limitations include ensuring that there are at least two competitive providers of access between the cellular switches and the long distance point of presence. One Regional Bell Operating Company has applied to the Department of Justice for such authority.

On April 3, 1995, the United States Department of Justice ("DOJ") filed a motion with the District Court for a modification of the Modification of Final Judgment. The modification would allow Ameritech Corporation to resell interexchange services to customers in the Chicago, Illinois and Grand Rapids, Michigan LATAs. This reselling would be conducted under the supervision of the DOJ only after local competition is found to exist and would be subject to separate subsidiary, nondiscrimination and marketing safeguards. AT&T has consented to the entry of this modification and has applied to the respective state commissions to provide local service in these LATAs.

                                                  AT&T Form 10-Q - Part II
                    Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on April 19, 1995.

(b)  Election of Directors
                                            Votes
                                          (Millions)

      Nominee                       For            Withheld

Robert E. Allen                     1,252             14
M. Kathryn Eickhoff                 1,253             13
Walter Y. Elisha                    1,253             13
Philip M. Hawley                    1,251             15
Carla A. Hills                      1,251             14
Belton K. Johnson                   1,252             13
Drew Lewis                          1,253             13
Donald F. McHenry                   1,251             15
Victor A. Pelson                    1,253             13
Donald S. Perkins                   1,252             14
Henry B. Schacht                    1,250             15
Michael I. Sovern                   1,252             13
Franklin A. Thomas                  1,252             14
Joseph D. Williams                  1,249             17
Thomas H. Wyman                     1,252             14

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated February 28, 1995.

(i)  Ratification of Auditors
                                     For     Against     Abstain

     Ratification of the firm       1,251       6           9
     of Coopers & Lybrand L.L.P.   (99.5%)    (.5%)
     as the independent auditors
     to audit the registrant's
     financial statements for
     the year 1995.(*)

(ii) Directors Proposals
                                     For     Against     Abstain

     That the Shareholders         1,212       32          22
     approve the McCaw Cellular   (76.7%)    (2.0%)      (1.4%)
     Communications, Inc.
     Employee Stock Purchase
     Plan.(**)

     *Percentages are based on the total common shares voted.  Approval of this proposal required a majority of the common shares voted. **Percentages are based on total number of outstanding common shares.
      Approval of this proposal required a majority of the outstanding common shares.

       21                                         AT&T Form 10-Q - Part II


(iii)Shareholder Proposals
                                                                    Broker
                                       For    Against   Abstain   Non-Votes

     That the management               66       976        33        190
     will be required to             (6.3%)   (93.7%)
     advise the share-
     holders how many
     corporate dollars are
     being spent for
     political purposes and
     to specify what political
     causes the management
     seeks to promote with
     these funds.(*)

     That the board require            77       965        33       190
     the Committee on Directors      (7.4%)   (92.6%)
     to nominate two candidates
     for each directorship to
     be filled by the voting of
     stockholders at annual
     meetings. In addition to
     customary personal back-
     ground information, Proxy
     Statements shall include a
     statement by each candidate
     as to why he or she believes
     they should be elected.(*)
























     *Percentages are based on the total common shares voted. Approval of this proposal required a majority of the common shares voted.

       22                                         AT&T Form 10-Q - Part II

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit Number

          12   Computation of Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Forms 8-K dated January 24, 1995 and as amended on January 26, 1995, February 15, 1995 and March 7, 1995, were filed pursuant to Item 5 (Other Events). Form 8-K dated March 9,1995 was filed pursuant to
     Item 5 and Item 7 (Financial Statements and Exhibits) and Form 8-K dated March 13, 1995 was filed pursuant to Item 5.

       23                                            AT&T Form 10-Q

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date  May 11, 1995
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       24                                              AT&T Form 10-Q


                              Exhibit Index


Exhibit
Number

12             Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule