Form 10-Q
period 1995-06-30
AT&T CORP
filed 1995-08-14
CIK 5907

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1995


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


At July 31, 1995 1,586,347,000 common shares were outstanding.

       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                           For the Three     For the Six
                                            Months Ended     Months Ended
                                              June 30,         June 30,
                                           1995   1994(b)   1995  1994(b)
Sales and Revenues
Telecommunications services..........   $11,759  $11,072 $23,147 $22,023
Products and systems.................     5,223    4,933   9,760   9,007
Rentals and other services...........     1,607    1,510   3,050   2,891
Financial services and leasing.......       923      723   1,817   1,414
Total revenues.......................    19,512   18,238  37,774  35,335

Costs
Telecommunications services
  Access and other
    interconnection costs............     4,482    4,487   8,935   9,023
  Other costs........................     1,982    1,964   3,958   3,947
Total telecommunications services....     6,464    6,451  12,893  12,970
Products and systems.................     3,413    3,116   6,255   5,576
Rentals and other services...........       830      782   1,624   1,496
Financial services and leasing.......       661      499   1,313     951
Total costs..........................    11,368   10,848  22,085  20,993

Gross margin.........................     8,144    7,390  15,689  14,342

Operating Expenses
Selling, general and
  administrative expenses............     5,022    4,710   9,761   9,089
Research and development expenses....       831      708   1,678   1,470
Total operating expenses.............     5,853    5,418  11,439  10,559

Operating income.....................     2,291    1,972   4,250   3,783
Other income - net (c)...............        87      118     213     235
Interest expense ....................       172      190     332     361
Income before income taxes...........     2,206    1,900   4,131   3,657
Provision for income taxes (c).......       851      652   1,578   1,335

Net Income ..........................   $ 1,355  $ 1,248   2,553   2,322

Weighted average common shares
   outstanding (millions)............     1,589    1,561   1,585   1,559



Earnings per common share............   $   .85  $   .80   $1.61   $1.49
Dividends declared per
   common share......................   $   .33  $   .33   $ .66   $ .66

See Notes to Consolidated Financial Statements.

       3                                            AT&T Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)

                                         June 30,   December 31,
                                          1995          1994
ASSETS

Cash and temporary cash investments.... $   950       $ 1,208

Receivables less allowances
  of $1,329 and $1,251
  Accounts receivable..................  13,317        13,671

  Finance receivables..................  15,277        14,952

Inventories (d)........................   4,645         3,633

Deferred income taxes..................   3,024         3,030

Other current assets...................     889         1,117

Total current assets...................  38,102        37,611

Property, plant and equipment, net
  of accumulated depreciation of
  $23,905 and $23,519 .................  21,395        21,279

Licensing cost, net of accumulated
  amortization of $676 and $613........   6,028         4,251

Investments............................   2,869         2,708

Long-term finance receivables..........   5,061         4,513

Net investment in operating leases
  of finance subsidiaries..............     750           756

Prepaid pension costs..................   4,521         4,151

Other assets...........................   3,763         3,993

TOTAL ASSETS........................... $82,489       $79,262









                                 (CONT'D)

       4                                          AT&T Form 10-Q - Part I


                   CONSOLIDATED BALANCE SHEETS (CONT'D)
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)


                                        June 30,     December 31,
                                          1995          1994

LIABILITIES AND DEFERRED CREDITS

Accounts payable....................... $ 5,719       $ 6,011
Payroll and benefit-related
  liabilities..........................   3,260         4,105
Postretirement and postemployment
  benefit liabilities..................     734         1,029
Debt maturing within one year..........  12,648        13,666
Dividends payable......................     543           518
Other current liabilities..............   6,553         5,601

Total current liabilities..............  29,457        30,930

Long-term debt including capital
  leases...............................  13,450        11,358
Postretirement and postemployment
  benefit liabilities..................   8,777         8,754
Other liabilities......................   4,187         4,285
Deferred income taxes..................   4,235         3,913
Unamortized investment tax credits.....     212           232
Other deferred credits.................     546           776

Total liabilities & deferred credits...  60,864        60,248

Minority interests.....................   1,190         1,093

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..   1,585         1,569
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,585,385,000 at June 30, 1995
  1,569,006,000 at December 31, 1994
Additional paid-in capital.............  16,574        15,825
Guaranteed ESOP obligation.............    (280)         (305)
Foreign currency translation
  adjustments..........................     327           145
Retained earnings......................   2,229           687

Total shareowners' equity..............  20,435        17,921

TOTAL LIABILITIES/SHAREOWNERS' EQUITY.. $82,489       $79,262

See Notes to Consolidated Financial Statements.

       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Six
                                                  Months Ended
                                                     June 30,
                                                  1995      1994
Operating Activities
Net income ..............................      $ 2,553   $ 2,322
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and licensing cost
     amortization........................        2,060     1,947
   Provision for uncollectibles..........        1,100       868
   (Increase) in accounts receivable.....         (316)     (829)
   (Increase) in inventories.............       (1,125)     (778)
   (Decrease) increase in accounts
     payable.............................         (290)      554
   Net (increase) in other operating
     assets and liabilities..............          (93)     (162)
   Other adjustments for non-cash
     items - net.........................            3      (213)
Net cash provided by operating
  activities.............................        3,892     3,709

Investing Activities
  Capital expenditures net of proceeds
    from sale or disposal of property,
    plant and equipment of $159 and $132.       (2,128)   (1,633)
  (Increase) in finance assets,
    net of lease-related repayments
    of $2,134 and $1,886.................         (622)   (1,548)
  (Acquisitions) of licenses.............       (1,837)     (186)
  Net (increase) in investments..........         (108)      (91)
  Dispositions/(acquisitions), net of
    cash acquired........................           60      (149)
  Other investing activities - net.......           41        61
Net cash (used in) investing activities..       (4,592)   (3,546)

Financing Activities
  Proceeds from long-term debt issuances.        3,665     3,739
  Retirements of long-term debt..........       (1,077)     (771)
  Issuance of common shares..............          765       401
  Dividends paid.........................       (1,019)     (900)
  (Decrease)in short-term
    borrowings - net.....................       (1,946)   (2,148)
  Other financing activities - net.......          (17)      (35)
Net cash provided by
  financing activities...................          371       286

                                 (CONT'D)

       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Six
                                                  Months Ended
                                                     June 30,
                                                  1995      1994

Effect of exchange rate
  changes on cash........................           71        12

Net (decrease) increase in cash and
  temporary cash investments.............         (258)      461

Cash and temporary cash investments
  at beginning of year...................        1,208       671

Cash and temporary cash investments
  at end of period.......................      $   950   $ 1,132






























See Notes to Consolidated Financial Statements.

       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a) ACCOUNTING POLICIES - The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1994 Annual Report to Shareowners and Form 10-K for the year ended December 31, 1994 and the current year's previously issued Form 10-Q.

(b) INCOME STATEMENT RECLASSIFICATION - Previously reported results were restated to reflect the reclassification of interest associated with certain reserves from Interest expense to Selling, general and administrative expense.

(c)  REDEMPTION OF PREFERRED STOCK BY A SUBSIDIARY - On June 24, 1994,
     LCH Communications, Inc. ("LCH"), a subsidiary of LIN Broadcasting Corporation ("LIN") (a 52% owned subsidiary of McCaw Cellular Communications, Inc. ("McCaw")), redeemed all of its outstanding redeemable preferred stock in exchange for all of the capital stock of a subsidiary of LCH.

     As a result of the redemption, the net assets of the subsidiary were eliminated and a gain on the sale of assets of $12 million and a tax benefit of $74 million were recorded.

(d) INVENTORIES - Inventories at June 30, 1995 and December 31, 1994 were as follows:
                                       June 30,    December 31,
                                         1995          1994

     Completed goods ..............    $2,530        $2,022
     Work-in-process and raw
        materials .................     2,115         1,611
     Total inventories ............    $4,645        $3,633




       8                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(e) AT&T CREDIT HOLDINGS, INC. - In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) and certain public debt of its majority owned subsidiary, AT&T Capital Corporation, outstanding at March 31, 1993. At June 30, 1995, $630 million of the guaranteed debt remained outstanding.

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

                                              For the Six
                                             Months Ended
                                                June 30,
                                          1995         1994

     Total revenue                       $ 819       $  687
     Interest expense                      201          143
     Selling, general and
       administrative expense              221          188
     Net income                             43           34

                                         At           At
                                       June 30,  December 31,
                                        1995         1994

     Finance receivables                $8,506       $7,726
     Net investment in operating
       leases                              947          903
     Total assets                       10,205        9,468
     Total debt                          6,340        5,682
     Total liabilities                   8,983        8,299
     Minority interest                     282          270
     Total shareholder's equity            940          899

       9                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)



(f) SUBSEQUENT EVENTS - In July 1995, AT&T Global Information Solutions Company ("GIS") announced its intention to restructure its operations to focus on the retail, financial and communications industries. Although GIS will continue to serve existing customers in the consumer goods, manufacturing, transportation and public sector industries, it will not actively pursue marketing programs to attract new customers in these markets. Reductions in expenses and employment levels are expected. Management is currently assessing the impact that this will have on AT&T's results of operations and financial position.

       10                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T reported quarterly net income of $1.355 billion, or $.85 per share. Net income grew 8.4 percent compared with year-ago quarterly net income of $1.248 billion, or $.80 per share. For the six-month period, AT&T reported net income of $2.553 billion, or $1.61 per share. Net income grew 9.9 percent compared with the same six-month period net income of $2.322 billion, or $1.49 per share in 1994.

Total revenues rose to $19.512 billion in the quarter, a 7.0 percent increase from $18.238 billion in the same period of 1994. For the six-month period, total revenues increased to $37.774 billion, a 6.9 percent increase compared with $35.335 billion in the same year-ago period. The increases were led by strong revenue growth in telecommunications services, including wireless services. The increases were also fueled by strong growth in sales of products and systems, and in financial services and leasing revenues.

Total costs increased $520 million compared with the second quarter of 1994, largely as a result of higher sales of products and systems and growth in financial services and leasing. The overall gross margin percentage increased to 41.7 percent in the quarter from 40.5 percent in the same period of 1994. Compared with 1994, operating income increased
16.2 percent for the quarter as a higher gross margin more than offset an increase in operating expenses.

The more detailed discussion that follows is based on a comparison of the three months ended June 30, 1995 with the comparable period of 1994, unless otherwise noted.

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

       11                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TELECOMMUNICATIONS SERVICES

Telecommunications services revenues, including McCaw's wireless services revenues, rose to $11.759 billion, a 6.2 percent increase from the second quarter of 1994, principally as a result of higher volumes. The volumes of billed minutes for switched long distance services, increased more than 9 percent from the same year-ago quarter. Telecommunications services revenues, excluding wireless services, grew 4.9 percent from the same quarter in 1994. Volume growth continues to exceed revenue growth resulting from growth in business services and the increased usage by residential customers of discount calling plans.

Wireless services revenues, including cellular, messaging and air-to-ground services revenues, grew to $724 million, a 29.8 percent increase compared with year-ago quarterly revenues of $558 million. The increase was driven by a continued strong increase in subscribers. Cellular subscribers served by companies in which AT&T has or shares a controlling interest increased to 4.7 million at June 30, 1995 from 3.3 million a year-ago.

Cost of telecommunications services remained relatively flat for the quarter and for the six-month period compared with the same year-ago periods. Gross margin percentage improved to 45.0 percent in the quarter from 41.7 percent in the same period of 1994. For the six-month period, the gross margin percentage increased to 44.3 percent from 41.1 percent in the same year-ago period. The gross margin percentage increases were largely due to lower access and other interconnection costs per minute.

       12                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PRODUCTS AND SYSTEMS

Sales of products and systems increased 5.9 percent for the quarter and 8.4 percent for the six-month period over the comparable periods in 1994. For the quarter, the growth was led by higher sales of telecommunications network products and communications products and systems, while all areas experienced strong growth in the six month period.

                                      Three months       Six Months
                                         ended              ended
                                        June 30,           June 30,
Revenues in millions                1995      1994(1)  1995      1994(1)

Telecommunications network
   products and systems           $2,412    $2,256   $4,393    $4,150
Computer products and systems      1,023       997    1,875     1,666
Communications products
   and systems                     1,115     1,033    2,156     1,976
Microelectronic products,
   special-design products for
   U.S. government, and other*       673       647    1,336     1,215

Products and Systems              $5,223    $4,933    9,760     9,007

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues increased 6.9 percent and 5.9 percent compared with the year-ago quarter and first six months of 1994, primarily due to growth in wireless products and cable systems. Revenues from sales outside of the U.S. continued to experience double-digit growth compared with the year-ago quarter, led by the Europe/Middle East/Africa region, due primarily to a large Saudi Arabian contract. AT&T expects sales outside of the U.S. to remain strong for all of 1995. Sales in the U.S. continue to remain relatively flat as higher sales to independent telephone companies, cable companies and competitive access providers were offset by lower sales to the Regional Bell Operating Companies ("RBOCs").

Revenues from computer products and systems sales increased 2.6 percent for the quarter and 12.5 percent for the six-month period compared with the same year-ago periods, led by higher sales of personal computer products and mid-range servers at GIS. Despite GIS's revenue growth and relatively flat operating expenses as a percentage of revenues, GIS reported an operating loss of $189 million compared to an operating gain of $14 million in the year-ago period primarily because of fewer sales of higher margin products in 1995.

       13                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In July 1995, GIS announced its intention to restructure its operations to focus on the retail, financial and communications industries. Although GIS will continue to serve existing customers in the consumer goods, manufacturing, transportation and public sector industries, it will not actively pursue marketing programs to attract new customers in these markets. Reductions in expenses and employment levels are expected. Management is currently assessing the impact that this will have on AT&T's results of operations and financial position. (See also Note f.)

Revenues from sales of communications products and systems increased 7.9 percent and 9.1 percent for the quarter and six months of 1995, respectively, compared with the same periods of 1994. The increases were led by higher sales of business communications equipment both inside and outside of the U.S. and strong consumer sales of cellular telephones. Revenues from sales of cordless telephones, corded telephones and telephone answering machines declined for the quarter, reflecting competitive pressures.

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 4.0 percent for the quarter and 10.0 percent for the six-month period compared with the same year-ago periods. These increases were led by continued strong growth in sales of microelectronic components both inside and outside of the U.S. The revenues for 1994 included sales of microelectronic products from GIS's divested microelectronics unit of $98 million for the quarter and $181 million for the six-month period.

The cost of products and systems for the quarter and six-month period increased compared with the same year-ago periods primarily because of higher sales. The gross margin percentage declined to 34.7 percent compared with 36.8 percent in the second quarter of 1994. The decrease was driven by declines in computer products and systems margins, as a result of fewer sales of higher margin products in 1995.

RENTALS AND OTHER SERVICES

Rentals and other services revenues increased 6.4 percent for the quarter and 5.5 percent for the six-month period compared with the same periods of 1994. The increases were due to the growth in services from computer products and systems, communications products and other services which were partially offset by continued declines in the rental base for communications products. Rentals and services revenues for computer products and systems increased for the quarter and six-month periods largely because of significant increases in professional services, as well as increases in traditional maintenance services.

       14                                         AT&T Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from communications products and systems services increased for the quarter and six-month periods because of the continued growth in maintenance contract revenues for business customers. The decrease in rentals revenues for communications products and systems for the quarter and six-month periods was largely due to the continued erosion of the base of rental customers. Other rentals and services revenues increased for the quarter and first six months of 1995 compared with the same year-ago periods principally due to higher licensing and royalty fees.

                                     Three months        Six months
                                        ended               ended
                                       June 30,           June 30,
Revenues in millions               1995     1994(1)   1995      1994(1)

Computer products and systems $ 709 $ 678 $ 1,374 $ 1,257 Communications products and
   systems rentals                  200     242        404       500
Communications products and
   systems services                 422     409        836       787
Other*                              276     181        436       347

Rentals and Other Services       $1,607   $1,510   $ 3,050   $ 2,891

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of telemarketing services, information technology services and facility rentals.

Cost of rentals and other services increased for the quarter and six-month periods compared with the same periods in 1994. The gross margin percentage of 48.3 percent was even with the year-ago quarter and decreased to 46.8 percent for the first six months of 1995 compared with 48.3 percent for the first six months of 1994. The gross margin percentages for the quarter and six-month periods reflect the continuing erosion of the communications products rental base, offset by increases in high margin licensing and royalty fees.

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 27.7 percent for the quarter and 28.5 percent for the first six months of 1995 compared with the same year-ago periods, led by continued strong portfolio asset growth at both Universal Card and AT&T Capital.

       15                                        AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   Three months        Six months
                                      ended              ended
                                     June 30,           June 30,
In millions                      1995      1994     1995       1994

AT&T Capital                  $   382   $   332  $   745    $   658
Universal Card                    563       400    1,114        772
Eliminations, adjustments
  and other*                      (22)      ( 9)     (42)       (16)

Financial services
 and leasing revenues         $   923   $   723    1,817      1,414

Universal Card Information:                            At June 30,
                                                    1995       1994

Finance receivables                              $12,372    $10,075
Accounts                                            16.3       13.4

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized.

Universal Card receivables and accounts at June 30, 1995 increased by approximately $2.3 billion and 2.9 million, respectively, from June 30, 1994, reflecting continued credit card portfolio growth and a strong customer response to the Something Extra@ program which began during 1994. The program offers customer rewards for outstanding balances as well as new purchases. The percentage of revolving accounts continues to increase.

The increase in cost of financial services and leasing was primarily associated with portfolio asset growth for the quarter and six-month periods. The gross margin percentage decreased to 28.4 percent for the quarter and to 27.7 percent for the first six months of 1995 compared with
30.9 percent and 32.7 percent in the quarter and six-month year-ago periods, respectively. The decreases were because of higher interest costs and higher provisions for uncollectibles at Universal Card. The higher provisions for uncollectibles at Universal Card primarily reflect the higher percentage of revolving cardholder receivables and the growth of the credit card earning asset portfolios. The allowance for credit losses is determined by analyzing previous experience on losses, current delinquencies, and present and future economic conditions.



@ Registered service mark of AT&T

       16                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses increased 8.0 percent for the quarter and 8.3 percent for the six-month period compared with the same year-ago periods. Selling, general and administrative expenses increased largely because of higher spending for advertising and promotions, for sales and sales support activities focused towards telecommunications services markets and for expenses related to global expansion. Research and development expenses were up for the quarter and first six months of 1995 mainly as the result of work related to broadband networks, wireless technologies and enhanced services.

INTEREST EXPENSE AND PROVISION FOR INCOME TAXES

Interest expense declined $18 million for the quarter and $29 million for the six-months period compared with the same periods in 1994. The decline reflects the benefits of debt refinancings in the fourth quarter of 1994 to obtain lower interest rates. During the second quarter of 1995, previously reported results were restated to reflect the reclassification of interest associated with certain reserves from interest expense to selling, general and administrative expense. (See also Note b.)

The provision for income taxes increased $199 million for the quarter largely because of higher income before income taxes. The effective tax rate increased to 38.6 percent in the quarter from 34.3 percent in the year-ago quarter. The increase was primarily the result of a $74 million tax benefit from the redemption of preferred stock by a LIN subsidiary in the second quarter of 1994. Without the tax benefit from the redemption of preferred stock, the effective tax rate for the second quarter of 1994 would have been 38.2 percent. (See also Note c.)

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $3.227 billion from year-end 1994 primarily as a result of increases in licensing costs and inventories. The increase in licensing costs principally represents the purchase of personal communications services ("PCS") licenses, totalling $1.680 billion in 1995. Inventories increased reflecting the planned seasonal build-up in anticipation of higher product and system sales later in the year.

Working capital, defined as current assets less current liabilities, increased about $2.0 billion from year-end resulting from higher inventory levels and decreases in both debt maturing within one year and payroll and benefit-related liabilities.

The cash balance was slightly below management's target at the end of June 1995. Management continues to target a cash balance of approximately $1.0 billion.

       17                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The decline in payroll and benefit-related liabilities primarily reflects the first-quarter payment of the 1994 employee compensation awards. The decrease in debt maturing within one year was primarily related to the repayment of commercial paper. The increase in other current liabilities reflects increases of income tax liabilities, customer deposits and advance billings.

The increase in long-term debt, including capital leases, primarily reflects the issuance of notes to replace the short-term debt outstanding.

AT&T anticipates obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, asset-backed financings (or securitizations) and available lines of credit for its operations.

Future financing is contemplated to be arranged as necessary to meet AT&T's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs, prevailing market and general economic conditions.

In May 1995, AT&T filed a registration statement for the sale of debt securities and warrants to purchase debt securities for up to $3.0 billion.

In June 1995, a registration statement was filed with the SEC which covers the offering and sale by a Master trust of up to $3.0 billion of certificates representing an interest in Universal Card credit card receivables sold to the trust.

In the normal course of our business, we use certain derivative financial instruments, mainly interest rate contracts and foreign currency exchange rate contracts solely for purposes other than trading. AT&T does not use derivative financial instruments for speculative purposes. The interest rate contracts allow us to limit the effects of changing interest rates and protect our margins on financial services and leasing transactions. The foreign currency contracts and options allow us to manage our exposure to changing currency exchange rates. We design our credit policies to limit the risks of dealing with other parties to these instruments. In our view, the risks to AT&T from our use of these derivative financial instruments are small and our benefits include more stable earnings in periods when interest rates or currency exchange rates are changing.

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

CASH FLOWS

Cash flows provided by operating activities were relatively flat compared with same six-month period in 1994.

The growth in cash flows used in investing activities is largely the result of increased capital expenditures and acquisitions of licenses. The increase in capital expenditures is primarily due to enhancing and expanding our wireless services. The license acquisitions were largely for PCS licenses.

In August 1995, AT&T completed its purchase of Alascom, Inc., the Alaska long distance communication subsidiary of Pacific Telecom Inc., for $290 million.

In June 1995, the Federal Communications Commission ("FCC") granted to AT&T broadband PCS licenses covering the 21 major trading areas that AT&T successfully bid for in the PCS auction which concluded March 13, 1995. Accordingly, in June 1995 AT&T paid the FCC the remaining 80% (totalling $1.34 billion) due on the licenses.

On June 22, 1995, McCaw agreed in principle to the settlement of litigation related to the proposed acquisition by McCaw of the outstanding common shares of LIN. Under the settlement, McCaw would increase the purchase price of LIN to $129.50 per share, from the private market price of $127.50 per share, and pay up to $4 million in legal fees. McCaw will also pay an additional $0.25 per share, to be divided, depending on the court's determination, among legal fees and LIN shareholders. In addition, if the acquisition is not completed by September 15, 1995, McCaw agreed to pay interest on the increased merger price to LIN shareholders from that date until closing at an annual rate of 5.5%. On June 30, 1995, the LIN board unanimously approved a revised merger agreement with McCaw reflecting the terms of the settlement. The settlement is subject to court approval and the acquisition remains subject to the approval of the holders of a majority of the LIN shares held by non-affiliates of McCaw voting at LIN's annual meeting.

       19                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash flows provided by financing activities increased slightly because of the issuances of common shares and a lower level increase of short-term debt compared with the same period in 1994.

The ratio of total debt to total capital (total debt and equity) decreased to 56.1 percent at June 30, 1995, compared with 58.3 percent at December 31, 1994, primarily as a result of higher equity from earnings. Excluding financial services and leasing operations, the debt ratio was 32.0 percent at June 30, 1995 compared with 34.1 percent at December 31, 1994.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

AT&T currently faces significant competition in its markets and expects that the level of competition will continue to increase. As regulatory, legislative and technological changes occur, AT&T anticipates that new and different competitors will enter the communications services and equipment markets. These may include entrants from other segments of the telecommunications and information services industries and/or global competitors seeking to expand their market opportunities. Such new competitors may enter with a strong market presence, well recognized names and pre-existing direct customer relationships. Depending on the timing of, circumstances of, and any competitive inequities not addressed by regulatory or legislative conditions or restrictions placed on the entry of these competitors into the market, AT&T's future revenues and net income could be adversely affected.

In this regard, Congress has taken steps towards the enactment of telecommunications legislation in 1995 with the passage of S.652 in the Senate and H.R.1555 in the House of Representatives. Both bills would permit the RBOCs to provide interexchange services upon the satisfaction of certain enumerated criteria, mostly related to the opening of the local exchange markets to competitive entry. RBOCs could apply to the FCC to demonstrate satisfaction of such criteria immediately, under S.652, or after six months, under H.R.1555, following enactment of legislation. AT&T believes that the timing of, and conditions and restrictions placed on, RBOC entry into interexchange services by either bill does not adequately assure the presence of facilities - based local exchange services competition in the RBOCs' former monopoly markets before the RBOCs may provide interexchange services. To the extent such legislation were enacted without adequate provision for full local exchange competition as a precondition to the RBOCs' provision of interexchange services, AT&T's revenues and income could be adversely affected during a period of increased interexchange competition and prior to effective local exchange competition.

       20                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nevertheless, the legislation, plus other regulatory and technological changes, also may open new markets for AT&T in different segments of communications services, end-to-end services, value-added services and multimedia services. AT&T's competitive strategy includes using its networking capabilities, respected brand name and other resources to take advantage of these new opportunities as they arise.

On April 28, 1995, the U.S. District Court for the District of Columbia ("District Court") entered an Order which specifies the conditions and limitations under which, and a procedure whereby, RBOCs may become authorized to provide interexchange services to cellular subscribers. The conditions and limitations require, among other things, that, before the RBOC may provide such interexchange services, there are no legal or regulatory barriers to the provision of, and that there is at least one non-RBOC providing, access between the cellular switches and the long distance carriers' points of presence. Three RBOCs have applied to the Department of Justice for such authority.

On April 3, 1995, the United States Department of Justice ("DOJ") filed a motion with the District Court for a modification of the Modification of Final Judgment. The modification would allow Ameritech Corporation to provide interexchange services to customers in the Chicago, Illinois and Grand Rapids, Michigan LATAs. This would be conducted under the supervision of the DOJ only after local competition is found to exist and would be subject to separate subsidiary, nondiscrimination and marketing safeguards. AT&T has consented to the entry of this modification and has applied to the respective state commissions to provide local service in these LATAs.

       21                                         AT&T Form 10-Q - Part II



                       Part II - Other Information



Item 1. Legal Proceedings.


On June 22, 1995, McCaw agreed in principle to the settlement of litigation related to the proposed acquisition by McCaw of the outstanding common shares of LIN. For a discussion of the proposed settlement, see the information contained in Part I, Management's Discussion and Analysis of Results of Operation and Financial Condition - Cash Flows.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number

          12 Computation of Ratio of Earnings to Fixed Charges

          27 Financial Data Schedule

     (b)  Reports on Form 8-K:

          Forms 8-K dated January 24, 1995 and as amended on January 26, 1995, February 15, 1995, March 7, 1995 were filed pursuant to
          Item 5 (Other Events). Form 8-K dated March 9, 1995 was filed pursuant to Item 5 and Item 7 (Financial Statements and Exhibits) and Form 8-K dated March 13, 1995, April 7, 1995 and July 3, 1995 were filed pursuant to Item 5.

       22                                            AT&T Form 10-Q

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date  August 11, 1995
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       23                                              AT&T Form 10-Q


                              Exhibit Index


Exhibit
Number

12             Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule