Form 10-Q
period 1995-09-30
AT&T CORP
filed 1995-11-09
CIK 5907

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995


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


At October 31, 1995 1,591,865,000 common shares were outstanding.

       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                           For the Three    For the Nine
                                            Months Ended    Months Ended
                                            September 30,   September 30,
                                           1995     1994    1995   1994
Sales and Revenues
Telecommunications services..........   $12,088  $11,275 $35,235 $33,298
Products and systems.................     5,144    5,068  14,904  14,075
Rentals and other services...........     1,522    1,498   4,572   4,389
Financial services and leasing.......       950      808   2,767   2,222
Total revenues.......................    19,704   18,649  57,478  53,984

Costs
Telecommunications services
  Access and other
    interconnection costs............     4,364    4,397  13,299  13,420
  Other costs........................     2,189    1,996   6,147   5,943
Total telecommunications services....     6,553    6,393  19,446  19,363
Products and systems (e).............     3,985    3,179  10,240   8,755
Rentals and other services (e).......     1,106      757   2,730   2,253
Financial services and leasing.......       699      573   2,012   1,524
Total costs..........................    12,343   10,902  34,428  31,895

Gross margin.........................     7,361    7,747  23,050  22,089

Operating Expenses
Selling, general and
  administrative expenses (e)........     5,642    4,985  15,403  14,074
Research and development expenses (e)       950      808   2,628   2,278
Total operating expenses.............     6,592    5,793  18,031  16,352

Operating income.....................       769    1,954   5,019   5,737
Other income (loss)- net ............       128      (18)    341     217
Interest expense ....................       197      190     529     551
Income before income taxes...........       700    1,746   4,831   5,403
Provision for income taxes (e).......       438      696   2,016   2,031

Net Income ..........................   $   262  $ 1,050 $ 2,815 $ 3,372

Weighted average common shares
   outstanding (millions)............     1,594    1,567   1,588   1,562



Earnings per common share............   $   .16  $   .67   $1.77   $2.16
Dividends declared per
   common share......................   $   .33  $   .33   $ .99   $ .99

See Notes to Consolidated Financial Statements.

       3                                            AT&T Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)

                                      September 30,   December 31,
                                           1995          1994
ASSETS

Cash and temporary cash investments.... $ 4,082       $ 1,208

Receivables less allowances
  of $1,408 and $1,251
  Accounts receivable..................  14,027        13,671

  Finance receivables..................  14,934        14,952

Inventories (b)........................   4,796         3,633

Deferred income taxes..................   3,414         3,030

Other current assets...................     944         1,117

Total current assets...................  42,197        37,611

Property, plant and equipment, net
  of accumulated depreciation of
  $24,682 and $23,519 .................  21,781        21,279

Licensing cost, net of accumulated
  amortization of $702 and $613........   6,028         4,251

Investments............................   2,824         2,708

Long-term finance receivables..........   5,214         4,513

Net investment in operating leases
  of finance subsidiaries..............     826           756

Prepaid pension costs..................   4,680         4,151

Other assets...........................   3,711         3,993

TOTAL ASSETS........................... $87,261       $79,262









                                 (CONT'D)

       4                                          AT&T Form 10-Q - Part I


                   CONSOLIDATED BALANCE SHEETS (CONT'D)
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)


                                      September 30,  December 31,
                                           1995          1994

LIABILITIES AND DEFERRED CREDITS

Accounts payable....................... $ 6,172       $ 6,011
Payroll and benefit-related
  liabilities..........................   3,602         4,105
Postretirement and postemployment
  benefit liabilities..................     691         1,029
Debt maturing within one year..........  16,001        13,666
Dividends payable......................     529           518
Other current liabilities..............   7,657         5,601

Total current liabilities..............  34,652        30,930

Long-term debt including capital
  leases...............................  13,073        11,358
Postretirement and postemployment
  benefit liabilities..................   8,759         8,754
Other liabilities......................   4,045         4,285
Deferred income taxes..................   4,578         3,913
Unamortized investment tax credits.....     207           232
Other deferred credits.................     521           776

Total liabilities & deferred credits...  65,835        60,248

Minority interests.....................   1,134         1,093

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..   1,591         1,569
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,590,843,000 at September 30, 1995
  1,569,006,000 at December 31, 1994
Additional paid-in capital.............  16,795        15,825
Guaranteed ESOP obligation.............    (254)         (305)
Foreign currency translation
  adjustments..........................     204           145
Retained earnings......................   1,956           687

Total shareowners' equity..............  20,292        17,921

TOTAL LIABILITIES/SHAREOWNERS' EQUITY.. $87,261       $79,262

See Notes to Consolidated Financial Statements.

       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1995      1994
Operating Activities
Net income ..............................      $ 2,815   $ 3,372
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and licensing cost
     amortization........................        3,189     2,937
   Provision for uncollectibles..........        1,689     1,406
   (Increase) in accounts receivable.....       (1,351)   (1,334)
   (Increase) in inventories.............       (1,305)   (1,094)
   Increase in accounts payable..........          150       445
   Net decrease in other operating
     assets and liabilities..............        1,099       431
   Other adjustments for non-cash
     items - net.........................            7       (68)
Net cash provided by operating
  activities.............................        6,293     6,095

Investing Activities
  Capital expenditures net of proceeds
    from sale or disposal of property,
    plant and equipment of $223 and $195.       (3,577)   (2,738)
  (Increase) in finance assets,
    net of lease-related repayments
    of $2,949 and $2,720.................       (1,890)   (3,211)
  Cash proceeds from securitizations of
    finance receivables..................        1,171        79
 (Acquisitions) of licenses..............       (1,877)     (223)
  Net decrease/(increase)in investments..          286       (76)
  (Acquisitions)/dispositions, net of
    cash acquired........................         (532)      134
  Other investing activities - net.......           22       172
Net cash (used in) investing activities..       (6,397)   (5,863)

Financing Activities
  Proceeds from long-term debt issuances.        4,068     4,465
  Retirements of long-term debt..........       (1,936)   (5,037)
  Issuance of common shares..............          974       524
  Dividends paid.........................       (1,560)   (1,344)
  Increase in short-term
    borrowings - net.....................        1,492     2,193
  Other financing activities - net.......            2       (49)
Net cash provided by
  financing activities...................        3,040       752

                                 (CONT'D)

       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1995      1994

Effect of exchange rate
  changes on cash........................          (62)       26

Net increase in cash and
  temporary cash investments.............        2,874     1,010

Cash and temporary cash investments
  at beginning of year...................        1,208       671

Cash and temporary cash investments
  at end of period.......................      $ 4,082   $ 1,681






























See Notes to Consolidated Financial Statements.

       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a) The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of man-agement, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated re-sults of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1994 Annual Report to Shareowners and Form 10-K for the year ended December 31, 1994 and the current year's previously issued Forms 10-Q.

(b)  Inventories at September 30, 1995 and December 31, 1994 were as follows:
                                    September 30,  December 31,
                                         1995          1994

     Completed goods ..............    $2,502        $2,022
     Work-in-process and raw
        materials .................     2,294         1,611
     Total inventories ............    $4,796        $3,633

       8                                           AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

(c) In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) and certain public debt of its majority owned subsidiary, AT&T Capital Corporation, outstanding at March 31, 1993. At September 30, 1995, $517 million of the guaranteed debt remained outstanding.

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

                                            For the Nine
                                            Months Ended
                                            September 30,
                                          1995         1994

     Total revenue                      $1,269       $1,043
     Interest expense                      309          219
     Selling, general and
       administrative expense              328          286
     Net income                             76           59

                                         At           At
                                   September 30,  December 31,
                                        1995         1994

     Finance receivables                $8,788       $7,726
     Net investment in operating
       leases                            1,034          903
     Total assets                       10,509        9,468
     Total debt                          6,618        5,682
     Total liabilities                   9,260        8,299
     Minority interest                     290          270
     Total shareholder's equity            959          899

       9                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

(d) On September 20, 1995, AT&T announced that it plans to separate the company into three publicly-held stand-alone global businesses that will each be focused on serving certain core businesses: communication services, communications systems and technology and computers (the "Plan"). In addition, AT&T plans to sell its remaining interest in AT&T Capital Corporation ("AT&T Capital"). The Plan was based on a comprehensive evaluation of business, economic, financial, regulatory and technological factors. The Plan's goal is to remove complexity from the businesses and reduce strategic and internal conflicts.

     The Plan is targeted to be completed by the end of 1996, but remains subject to a number of conditions. These conditions include the receipt of a favorable tax ruling and any other necessary approvals. In addition, AT&T is considering an initial public offering for approximately 15 percent of the shares of the new communications systems and technology company in the first half of 1996.

     The full impact of the Plan on AT&T's financial position, results of operations and cash flows cannot be predicted at this time.
     Additional charges may be necessary in the future as decisions are made regarding the Plan.

(e) During the third quarter, AT&T approved plans at its computer unit, Global Information Solutions ("GIS"), to discontinue the manufacturing of personal computers and to consolidate facilities throughout the U.S. and internationally. The plan is expected to be completed before the end of 1996. As a result, in the third quarter AT&T recorded pre-tax charges of approximately $1.6 billion. Approximately 7,200 employees and approximately 1,300 contractors will be eliminated. As of the date of this filing, approximately 5,400 employees have been notified that their positions have been eliminated. The remainder have been identified and will be notified shortly. Of the total charge, approximately $1.2 billion will result in payments of cash in the future and approximately $0.4 billion related to noncash items. The charges reduced net income by approximately $1.2 billion, or $0.74 per share.

     The charges were recorded as $635 million of costs of products, $270 million of costs of rentals and others services, $589 million of selling, general and administrative expenses, and $103 million of research and development costs. The charges include separation and other related costs of $664 million; facility closings of $181 million; and asset write-downs and other items of $752 million.

       10                                       AT&T Form 10-Q - Part I

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                               (Unaudited)

(f) SUBSEQUENT EVENTS - On October 3, 1995, AT&T acquired the remaining 48% of LIN Broadcasting Corporation ("LIN") for a total purchase price of approximately $3.3 billion. The accounting effects of this purchase will be reflected in the fourth quarter of 1995.

       11                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On September 20, 1995, AT&T announced that it plans to separate the company into three publicly-held stand-alone global businesses that will each be focused on serving certain core businesses: communication services, communications systems and technology and computers. In addition, AT&T plans to sell its remaining interest in AT&T Capital. The Plan was based on a comprehensive evaluation of business, economic, financial, regulatory and technological factors. The Plan's goal is to remove complexity from the businesses and reduce strategic and internal conflicts.

The Plan is targeted to be completed by the end of 1996, but remains subject to a number of conditions. These conditions include the receipt of
a favorable tax ruling and any other necessary approvals.   In addition,
AT&T is considering an initial public offering for approximately 15 percent of the shares of the new communications systems and technology company in the first half of 1996.

The full impact of the Plan on AT&T's financial position, results of operations and cash flows cannot be predicted at this time. Additional charges may be necessary in the future as decisions are made regarding the Plan.

During the third quarter, AT&T approved GIS' plans to discontinue the manufacturing of personal computers and to consolidate facilities throughout the U.S. and internationally. As a result, in the third quarter AT&T recorded pre-tax charges of approximately $1.6 billion (the
"charges"). The charges reduced net income by approximately $1.2 billion, or $0.74 per share.(See also Note (e).)

The charges were recorded as $635 million of costs of products, $270 million of costs of rentals and others services, $589 million of selling, general and administrative expenses, and $103 million of research and development costs. The charges include separation and other related costs of $664 million; facility closings of $181 million; and asset write-downs and other items of $752 million. It is expected that the efforts associated with these charges will favorably impact future results of operations in the form of reduced costs and expenses.

AT&T reported quarterly net income of $262 million, or $.16 per share. As a result of the charges, net income declined 75.1 percent compared with the same prior year quarterly net income of $1.050 billion, or $.67 per share. Excluding the charges in 1995 and expenses related to the merger with McCaw Cellular Communications, Inc. and other non-recurring charges in 1994, AT&T's quarterly net income was $1.433 billion, or 0.90 per share, an 11.7 percent increase over the same quarter in 1994.

       12                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

For the nine-month period, AT&T reported net income of $2.815 billion, or $1.77 per share, a 16.5 percent decline compared with the same nine-month period net income of $3.372 billion, or $2.16 per share in 1994. For the nine-month period, AT&T's net income, excluding the charges in 1995 and merger-related expenses and other non-recurring charges in 1994, was $3.987 billion, or $2.51 per share, a 12.2 percent increase over the same period in 1994.

Total revenues rose to $19.704 billion in the quarter, a 5.7 percent increase from $18.649 billion in the same period of 1994. For the nine-month period, total revenues increased to $57.478 billion, a 6.5 percent increase compared with $53.984 billion in the same year-ago period. The increases were led by strong revenue growth in telecommunications services, including wireless services.

Total costs increased $1.441 billion compared with the same year-ago quarter, reducing overall gross margin to 37.4 percent. These changes resulted primarily from the charges at GIS in third quarter of 1995.

Excluding the charges in 1995, total costs increased $537 million compared with the third quarter of 1994, largely as a result of higher sales. Additionally, the overall gross margin percentage for the quarter increased to 41.9 percent from 41.5 percent compared with the same period of 1994. Excluding the charges in 1995 and the merger-related expenses and other non-recurring charges in 1994, operating margins were relatively flat.

RESULTS OF OPERATIONS

TELECOMMUNICATIONS SERVICES

Telecommunications services quarterly revenues, including wireless services revenues, rose to $12.088 billion, a 7.2 percent increase compared with the same period of 1994. The revenue increase was largely due to higher volumes, led by strong growth in 800 services. The volumes of billed minutes for switched long distance services increased more than 8.5 percent for the third quarter of 1995 compared with the third quarter of 1994. For the nine-month period, telecommunications service revenues, including wireless services revenues, grew 5.8 percent to $35.235 billion compared with $33.298 billion in the same period of 1994.

Telecommunications services revenues, excluding wireless services, grew 6.1 percent for the quarter and 4.6 percent for the nine-month period compared with the same year-ago periods. The revenue to volume growth "gap" narrowed for the quarter over the comparable period of 1994, reflecting the slowing of business and residential customers movement to and among calling plans and the impact of targeted pricing actions.

       13                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Wireless services revenues, including cellular, messaging and air-to-ground services revenues, grew to $758 million, a 28.4 percent increase compared with year-ago quarterly revenues of $590 million. The increase was driven by a continued strong increase in subscribers; however, the average revenue per subscriber has declined compared with the same quarter of 1994 primarily due to below average usage by new customers. For the nine-month period, wireless services revenues rose to $2.134 billion, a 29.3 percent increase over revenues of $1.651 billion in the comparable period of 1994. Total cellular subscribers served by companies in which AT&T has or shares a controlling interest increased to almost 5.0 million at September 30, 1995 compared with 3.6 million at September 30, 1994.

Cost of telecommunications services increased $160 million for the quarter compared with the same year-ago period. Gross margin percentage improved to 45.8 percent in the quarter from 43.3 percent in the comparable period of 1994. For the nine-month period, cost of telecomunications services were relatively flat and gross margin improved to 44.8 percent from 41.8 percent compared with the same period of 1994. For both periods, the gross margin percentage increases were largely due to lower access and other interconnection costs per minute.

PRODUCTS AND SYSTEMS

Sales of products and systems increased 1.5 percent for the quarter and 5.9 percent for the nine-month period over the comparable periods of 1994. For the quarter, the growth was led by higher sales of communications products and systems and microelectronic products partially offset by lower sales of telecommunication network products and systems. For the nine-month period, all areas experienced revenue growth, particularly sales of communications products and systems.

       14                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                      Three months       Nine Months
                                         ended              ended
                                       September 30,      September 30,
Revenues in millions                1995      1994(1)  1995      1994(1)

Telecommunications network
   products and systems           $2,189    $2,328   $6,582    $6,478
Computer products and systems      1,034     1,011    2,909     2,677
Communications products
   and systems                     1,236     1,061    3,392     3,037
Microelectronic products,
   special-design products for
   U.S. government, and other*       685       668    2,021     1,883

Products and Systems              $5,144    $5,068  $14,904   $14,075

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of media, predominantly for use with automated teller machines and point-of-sale equipment, and business forms.

Telecommunications network products and systems revenues decreased 6.0 percent for the quarter over the comparable period of 1994, primarily due to lower sales to the Regional Bell Operating Companies ("RBOCs") for switching and transmission equipment. Sales in the U.S. were lower than the year-ago quarter as higher sales to independent telephone companies, cable companies and competitive access providers were more than offset by lower sales to the RBOCs. For the quarter, revenues from outside of the U.S. were also down compared with the same period of 1994 primarily due to customer delays.

Telecommunications network products and systems revenues for the nine-month period compared with the same period of 1994 increased slightly. For the year-to-date period, revenues in the U.S. were down slightly while revenues from outside of the U.S. continue to outpace 1994 revenues. The growth in non-U.S. revenues was led by higher sales in the Europe/Middle East/Africa region principally due to a large Saudi Arabian contract.

Revenues from computer products and systems sales increased 2.3 percent for the quarter and 8.7 percent for the nine-month period compared with the same year-ago periods, led by higher sales of mid-range servers and personal computer products at GIS.

Revenues from sales of communications products and systems increased 16.5 percent for the quarter and 11.7 percent for the nine-month period compared with the same year-ago periods. The increases for both periods were due to higher sales of business communications equipment both inside and outside of the U.S. as well as higher revenues from submarine cable operations and strong consumer sales of cordless telephones.

       15                                         AT&T Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As a category, sales of microelectronics products, special-design products for the federal government and other product sales increased 2.6 percent for the quarter and 7.4 percent for the nine-month period over the comparable periods of 1994. The increases for both periods were led by continued strong global growth in sales of microelectronic components.
The revenues for 1994 included sales of microelectronic products from GIS's microelectronics unit, which was sold in early 1995, of $92 million for the quarter and $273 million for the nine-month period.

Costs of products and systems increased 25.4 percent for the quarter and
17.0 percent for the year-to-date period from the same periods of 1994, primarily due to the charges at GIS. Excluding the charges, products and systems costs increased 5.4 percent and 9.7 percent for the quarter and nine-month periods, respectively, compared with the same year-ago periods. The increases were due to the higher sales volumes in the periods. The gross margin percentage, as reported, declined to 22.5 percent for the quarter and 31.3 percent for the nine-month period compared to 37.3 percent for the third quarter of 1994 and 37.8 percent for the nine-month period of 1994. The decreases for both periods were also driven by the charges at GIS. Excluding the charges, products and systems margins decreased to 34.9 percent for the quarter and to 35.6 percent for the year-to-date period. The declines for both periods were principally related to fewer sales of higher margin computer products in 1995 and a lower margin mix of product sales in many parts of the business.

RENTALS AND OTHER SERVICES

Rentals and other services revenues increased 1.6 percent for the quarter and 4.2 percent for the nine-month period compared with the same periods of 1994.


                                     Three months        Nine months
                                        ended               ended
                                     September 30,       September 30,
Revenues in millions               1995     1994(1)   1995      1994(1)

Computer products and systems $ 683 $ 645 $ 2,056 $ 1,902 Communications products and
   systems rentals                  209      232       613       732
Communications products and
   systems services                 448      432     1,285     1,219
Other*                              182      189       618       536

Rentals and Other Services       $1,522   $1,498   $ 4,572   $ 4,389

(1)  Reclassified to conform with current presentation.

*"Other" is composed principally of telemarketing services, information technology services and facility rentals.

       16                                        AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Rentals and services revenues for computer products and systems increased for the quarter and nine-month periods largely because of increases in professional services as well as increases in traditional maintenance services.

The decrease in rentals revenues for communications products and systems for the quarter and nine-month periods was largely due to the expected continued erosion of the base of rental customers.

Revenues from communications products and systems services increased for the quarter and nine-month periods because of the continued growth in maintenance contract revenues for business customers.

Other rentals and services revenues decreased slightly for the quarter compared with the same quarter a year-ago. For the first nine months of 1995 compared with the same year-ago period, the increase in other rentals and services revenues was principally due to higher licensing and royalty fees.

Cost of rentals and other services increased 46.2 percent for the quarter and 21.2 percent for the nine-month periods compared with the same periods of 1994. The gross margin percentage decreased to 27.3 percent and to 40.3 percent for the quarter and nine-month periods of 1995, respectively, from
49.5 percent and 48.7 percent for the quarter and nine-month periods of 1994, respectively. The declines for both periods principally reflect the GIS charges. Excluding the charges in 1995, the gross margin percentages declined to 45.0 percent and to 46.2 percent for the quarter and the nine-month periods, respectively, compared with the same periods of 1994. For both periods, these declines reflect the continuing erosion of the higher margin communications products rental base, offset partially by increases in higher margin licensing and royalty fees. In addition, the gross margin percentage declines both reflect the partial spin-off of LIN Broadcasting's television operations at the end of 1994.

FINANCIAL SERVICES AND LEASING

Financial services and leasing revenues increased 17.5 percent for the quarter and 24.5 percent for the first nine months of 1995 compared with the same year-ago periods, led by continued strong portfolio asset growth at both AT&T Universal Card Services Corp. ("Universal Card") and AT&T Capital.

       17                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   Three months        Nine months
                                      ended              ended
                                   September 30,       September 30,
In millions                      1995      1994     1995       1994

AT&T Capital                  $   396   $   348  $ 1,141    $ 1,007
Universal Card                    586       477    1,699      1,249
Eliminations, adjustments
  and other*                      (32)      (17)     (73)       (34)

Financial services
 and leasing revenues         $   950   $   808  $ 2,767    $ 2,222

Universal Card Information:                          At September 30,
                                                      1995       1994

Total book and managed finance receivables         $12,970    $11,152
Cardholder accounts                                   16.8       14.6

* "Other" is composed principally of revenues from certain lease finance assets AT&T retained when AT&T Capital was reorganized as well as the elimination of lease revenues from AT&T affiliates.

AT&T Capital revenues increased 13.6 percent for the quarter and 13.3 percent for year-to-date period compared with the same periods of 1994. Universal Card revenues increased 22.7 percent for the quarter and 36.0 percent for the nine-month period of 1995 compared with the same periods of 1994. These increases were primarily due to higher earning assets at both AT&T Capital and Universal Card.

Universal Card book receivables were $12.0 billion at the end of the quarter, excluding the $1 billion of receivables that were securitized during the quarter. Universal Card will retain the servicing and customer relationships of the credit card accounts.

The increase in cost of financial services and leasing was primarily associated with portfolio asset growth for the quarter and nine-month periods of 1995. The gross margin percentage decreased to 26.4 percent for the quarter and to 27.3 percent for the first nine months of 1995 compared with 29.1 percent and 31.4 percent in the quarter and nine-month periods of 1994, respectively. The gross margin decreases for both periods are due to competitive pressures and increases in credit and fraud losses at Universal Card.

       18                                    AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses increased 13.8 percent for the quarter and 10.3 percent for the nine-month period over the comparable periods of 1994 largely due the charges at GIS recorded in the third quarter of 1995. These charges added $589 million to the growth in selling, general and administrative expenses as well as $103 million of research and development expenses for the quarter and nine-month periods over the comparable periods of 1994. (See also Note (e).) Excluding the charges in 1995 and the merger-related expenses and other non-recurring charges in 1994, selling, general and administrative expenses increased for the quarter and year-ago periods largely because of higher spending for advertising and promotions, for sales and sales support activities focused towards telecommunications services markets and for expenses related to global expansion. Research and development expenses, excluding the charges in 1995, were up for the quarter and first nine months of 1995 mainly as the result of work related to broadband networks, wireless technologies and enhanced services.

In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS")No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock-based compensation plans. The standard is effective for financial statements for fiscal years beginning after December 31, 1995. For AT&T, this means the standard would be effective for 1996. AT&T will most likely adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, management does not expect the adoption of this standard to have any impact on AT&T's results of operations and financial position.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES

Other Income - net increased $146 million for the quarter compared with the same year-ago quarter. Other income in 1994 was a net loss due to losses associated with the shutdown of AT&T's EO Inc. unit and a failed telecommunications satellite launch.

The provision for income taxes decreased $258 million for the quarter largely due to lower income before income taxes resulting from the charges at GIS. The effective tax rate rose to 62.6 percent compared with 39.9 percent in the third quarter of 1994. Excluding the charges in 1995 and the non-recurring charges in 1994, the effective tax rate decreased to 37.6 percent from 38.3 percent in the year-ago quarter due to a benefit from a reduced state tax rate and the recognition of future deferred tax assets associated with foreign entities. For the first nine months of 1995, the effective tax rate as reported increased to 41.7 percent from 37.6 percent in the same period of 1994. Excluding the charges in 1995 and the non-recurring charges in 1994, the effective tax rate decreased to 38.0 percent from 38.3 percent compared with the same period of 1994.

       19                                          AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased approximately $8.0 billion, or 10.1 percent, from year-end 1994. The increase was due to higher levels of cash in anticipation of the closing of the purchase of LIN (See also Note (f).) as well as higher licensing costs, inventories and finance receivables. The increase in licensing costs principally represents the purchase of personal communications services ("PCS") licenses, totaling $1.7 billion in 1995. Inventories increased reflecting the seasonal build-up in anticipation of higher product and system sales in the fourth quarter. The increase in finance receivables is the result of the growth in credit card and leasing operations.

Working capital, defined as current assets less current liabilities, increased $864 million from year-end primarily resulting from higher cash and inventory levels partially offset by increases in other current liabilities. Other current liabilities were higher largely due to the reserves established for the charges at GIS as well as higher current taxes payable.

The increases in debt maturing within one year and long-term debt primarily resulted from the purchase of the PCS licenses and the purchase of LIN completed on October 3, 1995.

Decreases in payroll and benefit-related liabilities reflect the annual payment of year-end bonuses in the first quarter of 1995.

Future financing is contemplated to be arranged as necessary to meet AT&T's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs, prevailing market and general economic conditions.

AT&T anticipates obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, asset-backed financings (or securitizations) and available lines of credit.

       20                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In August 1995, the Company issued $1.0 billion of notes under a Master Trust which were securitized with Universal Card receivables. The proceeds from the securitized receivables were used by Universal Card for corporate business purposes, including repaying intercompany loans to AT&T and other affiliates. The Master Trust has agreed to again issue approximately $1.5 billion of notes which will be securitized with Universal Card receivables in November 1995.

By using this alternative financing program, AT&T has diversified its funding sources. Universal Card will retain its servicing and customer relationships of the credit card accounts.

In the normal course of our business, we use certain derivative financial instruments, mainly interest rate contracts and foreign currency exchange rate contracts. The interest rate contracts allow us to limit the effects of changing interest rates and protect our margins on financial services and leasing transactions. The foreign currency contracts and options allow us to manage our exposure to changing currency exchange rates. AT&T does not use derivative financial instruments for speculative purposes. We design our credit policies to limit the risks of dealing with other parties to these instruments. In our view, the risks to AT&T from our use of these derivative financial instruments are small and the benefits include more stable earnings in periods when interest rates or currency exchange rates are changing.

In March 1995, The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard must be adopted for fiscal years beginning after December 15, 1995, for AT&T, that would be 1996. Management is currently assessing the impact of the adoption on AT&T's results of operations and financial position.

CASH FLOWS

Cash flows provided by operating activities were relatively flat compared with the same nine-month period of 1994.

       21                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Of the total charges taken in the third quarter of 1995 at GIS, approximately $1.2 billion will result in future cash payments. AT&T anticipates that it will pay out approximately $500 million relating to these charges in the fourth quarter of 1995 and the remainder throughout 1996. Cash from operations will be used to fund this cash outflow.

The growth in cash flows used in investing activities was largely the result of increased acquisitions of PCS licenses, capital expenditures and net acquisitions of businesses compared with the same nine-month period of 1994. The increase in capital expenditures is primarily due to enhancing and expanding our wireless services. These increases were partially offset by lower growth levels of finance assets and proceeds received from securitized finance receivables.

In June 1995, the Federal Communications Commission ("FCC") granted to AT&T broadband PCS licenses covering the 21 major trading areas that AT&T successfully bid for in the PCS auction which concluded March 13, 1995. Accordingly, in June 1995 AT&T paid the FCC the remaining 80% (totaling $1.34 billion) due on the licenses.

On October 3, 1995, AT&T acquired the remaining 48% of LIN for a total purchase price of approximately $3.3 billion.

Cash flows provided by financing activities increased primarily due to decreased retirements of long-term debt compared with the same nine-month period of 1994.

The ratio of total debt to total capital (total debt and equity) increased to 58.9 percent at September 30, 1995, compared with 58.3 percent at December 31, 1994. Excluding financial services and leasing operations, the debt ratio was 39.5 percent at September 30, 1995 compared with 34.1 percent at December 31, 1994.

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

To the extent that such legislation was enacted without adequate provision for full local exchange competition as a precondition to the RBOCs' provision of interexchange services, AT&T's revenues and income could be adversely affected during a period of increased interexchange competition and prior to effective local exchange competition.

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

       23                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On April 3, 1995, the United States Department of Justice ("DOJ") filed a motion with the District Court for a waiver of the Modification of Final Judgment. The waiver would allow Ameritech Corporation to provide interexchange services to customers in the Chicago, Illinois and Grand Rapids, Michigan LATAs. This would be conducted under the supervision of the DOJ only after local competition is found to exist and would be subject to separate subsidiary, nondiscrimination and marketing safeguards. AT&T has consented to the entry of this modification and has applied to the respective state commissions to provide local service in these LATAs.

On October 12, 1995, the FCC granted AT&T's long-pending motion to reclassify it as nondominant in the provision of domestic interexchange services. The basis for the ruling significantly reduces regulatory requirements on AT&T, and it places AT&T on a more equal regulatory footing with its interexchange service competitors.

       24                                         AT&T Form 10-Q - Part II

                    Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number

          12 Computation of Ratio of Earnings to Fixed Charges

          27 Financial Data Schedule

     (b)  Reports on Form 8-K:

          Forms 8-K dated July 3, 1995 and September 20, 1995 were filed pursuant to Item 5 (Other Events) and Item 7 (Financial
          Statements and Exhibits).

       25                                            AT&T Form 10-Q

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date November 8, 1995
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       26                                              AT&T Form 10-Q


                              Exhibit Index


Exhibit
Number

12             Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule