Form 10-K
period 1995-12-31
AT&T CORP
filed 1996-02-28
CIK 5907

                            FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

      (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For The Fiscal Year Ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At January 31, 1996, the aggregate market value of the voting stock held by non-affiliates was $ 106,686,856,743.

At January 31, 1996, 1,598,725,455 common shares were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's annual report to security holders for the year ended December 31, 1995 (Part II)

     (2) Portions of the registrant's definitive proxy statement dated February 27, 1996, issued in connection with the annual meeting of shareholders (Part III)

                                  SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered

Common Shares                             #     New York, Boston, Chicago,
  (Par Value $1 Per Share)                 ##   Philadelphia and Pacific Stock
                                          #     Exchanges


                                       #
Three Year 4-1/2% Notes,                #
  due February 15, 1996                  #
                                         #
Thirty-Four Year 4-3/8% Debentures,      #
  due October 1, 1996                    #
                                         #
Thirty-Seven Year 4-3/4% Debentures,     #
  due June 1, 1998                       #
                                         #
Thirty-Six Year 4-3/8% Debentures,       #
  due May 1, 1999                        #
                                         #
Thirty-Three Year 6% Debentures,         #
  due August 1, 2000                     #
                                         #
Thirty-Five Year 5-1/8% Debentures,       #    New York Stock Exchange
  due April 1, 2001                      #
                                         #
Ten Year 7-1/8% Notes,                   #
  due January 15, 2002                   #
                                         #
Ten Year 6-3/4% Notes,                   #
  due April 1, 2004                      #
                                         #
Ten Year 7% Notes,                       #
 due May 15, 2005                        #
                                         #
Twelve Year 7-1/2% Notes,                #
  due June 1, 2006                       #
                                         #
Twelve Year 7 -3/4% Notes,               #
  due March 1, 2007                      #
                                         #
Thirty Year 8-1/8% Debentures,           #
  due January 15, 2022                   #
                                         #
Medium Term Note 8.2%                    #
  due February 15, 2005                  #
                                         #
Thirty Year 8.35% Debentures,            #
  due January 15, 2025                   #
                                         #
Thirty-Two Year 8-1/8% Debentures,       #
  due July 15, 2024                      #
                                         #
Forty Year 8-5/8% Debentures,           #
  due December 1, 2031                 #

                        TABLE OF CONTENTS


                              PART I

Item                             Description                          Page

 1.  Business ........................................................  1
 2.  Properties ......................................................  9
 3.  Legal Proceedings ...............................................  9
 4.  Submission of Matters to a Vote of Security-Holders ............. 10


                             PART II

                           Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters ....................................................... 12
 6.  Selected Financial Data ......................................... 12
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ......................................... 12
 8.  Financial Statements and Supplementary Data ..................... 12
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 12

                             PART III

                           Description

10.  Directors and Executive Officers of the Registrant .............. 12
11.  Executive Compensation .......................................... 12
12.  Security Ownership of Certain Beneficial Owners and Management .. 12
13.  Certain Relationships and Related Transactions .................. 12

                             PART IV

                           Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 13

See page 11 for "Executive Officers of the Registrant."

                              PART I
ITEM 1. BUSINESS.

GENERAL

   AT&T Corp. ("AT&T" or "Company") was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400). As used herein, "AT&T" and the "Company" refer to AT&T Corp., unless the context otherwise requires.

   AT&T is currently a major participant in two industries: the global information movement and management industry and the financial services and leasing industry.

   On September 20, 1995, AT&T announced a plan to separate (the "Separation") into three publicly-held stand-alone global companies that will each be focused on serving certain core businesses: communication services (to be carried on by the new AT&T, which will also include AT&T Universal Card Services Corp. ("AT&T Universal Card Services")), communications systems and technology (to be carried on by the newly formed Lucent Technologies Inc. ("Lucent")), and transaction-intensive computing (to be carried on by NCR Corporation ("NCR", formerly AT&T Global Information Solutions Company)). The new AT&T (other than AT&T Universal Card Services), Lucent and NCR are participants in the global information movement and management industry. The Separation is to be accomplished via spin-offs of Lucent and NCR to AT&T's shareholders, which in the case of Lucent will be preceded by a public offering of less than 20% of its shares. The decision to pursue the Separation was based on a comprehensive evaluation of business, economic, financial, public policy and technological factors with the goal to remove complexity from the businesses, minimize internal conflicts, and, otherwise, to improve the strategic position of each of the new companies. On September 20, 1995, AT&T also announced plans to pursue the public or private sale of its remaining interest in AT&T Capital Corporation ("AT&T Capital"), although AT&T cannot predict the timing or terms of any such transaction.

   The Separation is targeted to be completed by the end of 1996, but remains subject to a number of conditions. These conditions include the receipt of a favorable tax ruling, other required approvals and the absence of events or developments that would have a material adverse impact on AT&T or its shareholders. On February 5, 1996, Lucent filed a registration statement with the Securities and Exchange Commission with respect to the proposed public offering of less than 20% of its shares.

   For a discussion of the stand-alone results of each of the new AT&T, Lucent and NCR, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          NEW AT&T CORP.
 COMMUNICATIONS SERVICES GROUP

   The Communications Services Group ("CSG") addresses the needs of large and small businesses, the Federal government, state and local governments and consumers for voice, data and video telecommunications services. Business units within this group provide regular and custom long distance communications services, including message telecommunications services ("MTS"), wide area telecommunications services ("WATS"), satellite transponder services, data transmission services, AT&T True Connections 500 services, toll-free or 800 services, 900 services, private line services, Software Defined Network services ("SDN"), integrated services digital network ("ISDN") technology based services, and electronic mail, electronic data interchanges and enhanced facsimile services. CSG introduced a variety of services this year, including AT&T WorldNet* Service, a service providing dedicated and dial-up access to the Internet; AT&T Network Notes, a network based workgroup service; AT&T NetWare Connect Services, a wide area network solution; and AT&T Business Network, an online service providing business news and information. CSG also provides special long distance services, including AT&T Calling Card services and special calling plans and the Company's domestic and international operators. AT&T provides communications services internationally, including transaction services, global networks, network management and value added network services (i.e., services offered over communications transmission facilities that employ computer processing applications) and sells and maintains submarine cable systems.

   AT&T provides interstate and intrastate long distance telecommunications services throughout the continental United States and provides, or joins in providing with other carriers, telecommunications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international telecommunications services to and from virtually all nations and territories around the world.

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

   AT&T Solutions, established in 1995, assists corporations in global network and computer management. AT&T Solutions designs, builds and operates corporate clients computer networks, designs software and manages data centers for its clients.

AT&T WIRELESS SERVICES

   AT&T Wireless Services Inc. is the nation's largest cellular communications company and operates the fifth largest U.S. messaging service, serving more than 5 million customers in over 100 cities. The operations of AT&T Wireless Services Inc. were primarily previously conducted by McCaw Cellular Communications, Inc. ("McCaw"), which was merged with a special-purpose subsidiary of AT&T in September 1994. At that time, McCaw owned 52% of LIN Broadcasting Corporation ("LIN"). In September 1995, AT&T acquired the remaining 48% publicly-held interest in LIN at an aggregate price of approximately $3.3 billion.

   In connection with the McCaw merger, AT&T, McCaw and the United States Department of Justice ("DOJ") agreed to enter into a proposed antitrust consent decree (the "Proposed Consent Decree") on July 15, 1994, which, when entered, would have settled a suit challenging the merger filed the same day by the DOJ in the United States District Court for the District of Columbia (the "court"). In February 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") became law and effectively superseded the future operation of the Proposed Consent Decree. As a result, the conditions imposed by the Proposed Consent Decree on the operations of AT&T and McCaw will no longer apply.


__________________
* Service Mark

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

AT&T UNIVERSAL CARD SERVICES

   AT&T Universal Card Services began operations in early 1990. The AT&T Universal Card is a combined general-purpose consumer credit card and AT&T Calling Card that at year-end had receivables in excess of $14 billion in 1995, $12.3 billion in 1994, $9.2 billion in 1993, $6.6 billion in 1992, and
$3.8 billion in 1991. The AT&T Universal Card is offered directly through AT&T Universal Financial Corp., a Utah industrial loan company, and Universal Bank, N.A., in Columbus, Georgia, which are both wholly owned by AT&T, and under an affinity relationship with Columbus Bank and Trust Company in Columbus, Georgia, a subsidiary of Synovus Financial Corp. AT&T Universal Card Services provides marketing and customer support for the AT&T Universal Card program and it purchases cardholder receivables generated by the AT&T Universal Card program.

  Some seasonality exists in the consumer credit card industry, with a higher number of purchases occurring during the year-end holiday season. The Company believes that the AT&T Universal Card program is one of the top three or four bankcard/credit card programs, based on generally available industry information, and on the number of cardholder accounts in the United States.

REGULATION AND LEGISLATIVE DEVELOPMENTS

Telecommunications Act of 1996

   The Telecommunications Act preempts state and local requirements which prohibit or have the effect of prohibiting an entity from providing telecommunications services. In addition, the Telecommunications Act requires incumbent local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs"), to implement a checklist of conditions that are designed to foster local exchange competition. These conditions include requiring incumbent LECs to provide to competing service providers (i) local exchange services for resale at wholesale rates, (ii) interconnection and access to unbundled network elements at any technically feasible point and at cost-based rates, (iii) number portability, (iv) dialing parity and (v) access to rights of way. Although the Telecommunications Act permits interexchange carriers and others to begin providing local exchange service at any time, negotiations with LECs over access and interconnection agreements and the adoption of implementing rules and regulations will be necessary before effective local exchange competition commences.

    The Telecommunications Act also permits an RBOC to petition the FCC at any time for permission to provide interexchange services originating in any state in its region. The FCC cannot approve such a request unless (i) approval is consistent with the public interest, convenience and necessity; (ii) the FCC has consulted with the DOJ and given the DOJ's views substantial weight; (iii) the RBOC has implemented the Telecommunications Act checklist of conditions throughout such state; and (iv) either (A) the RBOC has entered into a binding interconnection agreement, approved by the relevant state, with one or more unaffiliated competing providers of telephone exchange service to residential and business subscribers which are offered either exclusively or predominantly over such competitors' own facilities, or (B) the RBOC has received no such requests for interconnection within the statutory prescribed time period.
Once approved to provide interexchange services in a single in-region state, an RBOC is also permitted to begin manufacturing telecommunications equipment.

    Furthermore, the Telecommunications Act permits immediate RBOC provision of interexchange services outside of their home service areas and certain incidental interexchange services in their home service areas, such as those provided in conjunction with commercial mobile and cellular services, information services, alarm monitoring and video and audio programming services within their home service area.

   AT&T believes that the Telecommunications Act's provisions for the opening of local exchange markets to competitive entry are significant and that the restrictions placed on RBOC entry into in-region interexchange services should promote service competition in the RBOC's monopoly markets before RBOC provision of in-region interexchange services. Nonetheless, there is no assurance that, in the administration of the Telecommunications Act, the rules and regulations to be adopted will result in meaningful facilities-based competition prior to RBOC provision of in-region interexchange service.

       To the extent that such implementing rules and regulations do not contain adequate provision for facilities-based local exchange competition, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in the provision of local exchange services.
In addition, regardless of provisions for facilities-based local exchange competition, the simultaneous entrance of seven RBOC competitors for interexchange services is likely to adversely affect AT&T's long-distance revenues and could adversely affect earnings. There is still a significant amount of uncertainty as to the extent, timing and impact on AT&T of the RBOCs entrance into interexchange services.

   Similarly, the impact of AT&T's entrance into local services cannot reasonably be predicted. Notwithstanding the strong local entry provisions contained in the Telecommunications Act, various factors, including start-up costs associated with entering new markets, local conditions and obstacles, and the final form of implementing rules and regulations could adversely affect future revenues and earnings. Nevertheless, the Telecommunications Act, plus other public policy and technological changes, will likely open new markets for AT&T in different areas of communications services. AT&T's competitive strategy includes using its networking capabilities, respected brand name and other resources to take advantage of these new opportunities as they arise.

   Proceedings are also pending before a number of state regulatory commissions, including New York, California and Illinois, concerning changes in the nature of the state regulation of telecommunication services and the removal of constraints on local service providers. The Telecommunications Act should require substantial changes to certain of these proceedings and provide more uniform opportunities for local entry throughout the nation.

   At the time the Telecommunications Act was enacted, numerous significant matters were pending before the DOJ and the court concerning the Modification of Final Judgement of 1982 (the"MFJ"). Those pending matters included a motion to vacate the MFJ, a motion to allow Ameritech Corporation, subject to certain conditions and DOJ supervision, to provide interexchange services within certain LATA in its home service area after local competition is found to exist, and a motion to allow U S West, Inc. to provide interexchange services outside its home service area in conjunction with its planned out-of-region competitive local telephone services. Because the Telecommunications Act regulates the provisions of interexchange services by the RBOCs and thereby effectively superseded future operation of the MFJ, it is anticipated that continuing MFJ restrictions and pending waiver requests will be discontinued.


Regulation of Rates

   AT&T is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. For many years prior to July 1, 1989, the system of regulation used by the FCC for AT&T was rate-of-return regulation. Effective July 1, 1989, the FCC adopted a new system of regulating AT&T known as "price caps" under which AT&T's prices, rather than its earnings, were limited. On October 12, 1995, recognizing a decade of enormous change in the long distance market and finding that AT&T lacks market power in the interstate long distance market, the FCC reclassified AT&T as a "non-dominant" carrier for its domestic interstate services. As a result, AT&T is now subject to the same regulations as its long distance competitors for such services. Thus, AT&T is no longer subject to price cap regulation for these services, is able to file tariffs that are presumed lawful on one day's notice, and is free of other regulations and reporting requirements that apply only to dominant carriers.

   Like its long distance competitors, AT&T remains subject to the statutory requirements of Title II of the Communications Act. It must offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory, it is subject to the FCC's complaint process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction, or impairment of service. AT&T has also made certain commitments that address concerns that had been raised with regard to the potential impact of declaring AT&T to be non-dominant. These include: (i) a three-year rate assurance for low income and low usage residential users; (ii) a three year commitment to provide 5 days advance notice of any geographically specific tariff filing that departs from AT&T's traditional approach to geographic rate averaging for interstate residential direct dial services; (iii) a three-year limit on, and 5 days advance notice for, rate increases on 800 directory assistance and analog private line services; and (iv) commitments regarding the treatment of carriers that resell AT&T's services.

   AT&T's international private line services have been classified as non-dominant for several years. AT&T's switched international services are subject to similar competitive challenges as its domestic services though AT&T has not received non-dominant treatment for those services. The FCC is considering a request by AT&T for non-dominant treatment of those services.

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

                    LUCENT TECHNOLOGIES INC.

   Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Lucent is a global market leader in the sale of public telecommunications network systems, business communications systems and microelectronic components for communications applications. Further, Lucent is the largest supplier in the United States of telecommunications products for consumers. In addition, Lucent supports network operators and businesses with engineering, installation, maintenance and operations support services. Lucent's research and development activities are conducted through Bell Laboratories.

   Lucent's systems enable network operators to provide wireline and wireless local, long-distance and international voice, data and video services. Lucent's networks include switching, transmission and cable systems packaged and customized with application software, operations support systems and associated professional services. Lucent's business systems are primarily customer premises-based telecommunications systems that enable businesses to communicate within and between locations. Lucent designs, develops and sells high-performance integrated circuits, electronic power systems and optoelectronic components for communications applications both for third parties and for incorporation into these microelectronic products as important components of its own systems and products. Lucent offers a wide range of communications products in the United States for consumers and small businesses, including corded, cordless and cellular telephones, telephone answering systems and related accessories.


                        NCR CORPORATION

   NCR offers computing and communications solutions together to provide customers easy access to information and to each other. These solutions are comprised of computer products and systems, as well as software and professional services and support.

  During the third quarter of 1995, NCR engaged in a strategic restructuring pursuant to which it would consolidate its lines of business operations, discontinue the manufacturing of personal computers, reduce the number of its employees and consolidate facilities throughout the U.S. and internationally. The plan is expected to be completed before the end of 1996.

   NCR's primary focus after its restructuring is on three industries: financial, retail and communications. Key product lines include: Financial Systems, such as automated teller machines, image capture systems and financial processing systems; Decision Enabling Systems, such as commercial massively parallel processing and database systems; Platforms and Systems, including scalable multiprocessing systems, systems software and processing systems; Software Products, including groupware, messaging, and distributed computing middleware; Network Products, including networking tools and management systems such as OneVision* Network Management Solutions. The unit also has a fully integrated business, Systemedia, that provides business forms and media products. In addition, Worldwide Services provides comprehensive multi-vendor support and professional services.

______________
* Service Mark

                    AT&T CAPITAL CORPORATION

   AT&T Capital is a full-service, diversified equipment leasing and finance company that operates in the United States, Canada, Europe, the Asia-Pacific region and Mexico. In August 1993, an initial public offering combined with a management stock offering took place, which totaled approximately 14 percent of AT&T Capital's common stock. As a result of the stock offerings, approximately 86 percent of the outstanding common stock of AT&T Capital (approximately 82% on a fully-diluted basis) is owned by AT&T indirectly through its wholly owned subsidiaries. On September 20, 1995, AT&T announced plans to pursue the public or private sale of its remaining 86% interest in AT&T Capital, although AT&T cannot predict the timing or terms of any such transaction.

   AT&T Capital provides customized financing for AT&T's customers acquiring AT&T and associated equipment. AT&T Capital also provides financing in connection with general equipment used by AT&T entities and the AT&T employee vehicle leasing program. AT&T Capital's captive programs are dependent upon sales of products by AT&T and its affiliates and the continued acceptance of these products in the marketplace.

   AT&T Capital also leases and finances non-AT&T equipment including office, manufacturing, data center and data processing and transportation equipment. Additionally, AT&T Capital provides inventory financing for equipment dealers and distributors, Small Business Administration lending, and asset management and remarketing services.

   AT&T Capital's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of receivables. In 1994 and 1995, AT&T Capital expanded its international equipment leasing and financial services operations to customers in Europe, Hong Kong, Australia and Mexico.

COMPETITION

   AT&T currently faces significant competition in the global information movement and management industry and expects that the level of competition will continue to increase. As public policy and technological changes occur, including those occasioned by the enactment of the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services and equipment markets. These may include entrants from other segments of the telecommunications and information services industries and/or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships.

   The financial services industry is also highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or acquiring new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management and residual management).

SEGMENT, OPERATING REVENUE AND RESEARCH
AND DEVELOPMENT EXPENSE INFORMATION

   For information about the Company's industry and geographic segments, see
Note 15 to the Consolidated Financial Statements. Such information is incorporated herein by reference pursuant to General Instruction G(2). For information about the consolidated operating revenues contributed by the Company's major classes of products and services and about consolidated research and development expenses, see revenue tables and descriptions on pages 24 through 27 and Consolidated Statements of Income on page 34 of the Company's annual report to security holders for the year ended December 31, 1995. Such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

   At December 31, 1995 AT&T employed approximately 300,000 persons in its operations, approximately 250,000 of whom are located domestically . On January 2, 1995, AT&T announced its intention to eliminate approximately 40,000 positions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." About 38% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 79% are represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO; about 20% by the International Brotherhood of Electrical Workers ("IBEW"), which is also affiliated with the AFL-CIO; and the remainder by other unions. Labor agreements with most of these unions extend through May, 1998.

ENVIRONMENTAL MATTERS

   The operations of the Company involve the release of materials to the environment that are subject to regulation under environmental protection laws. The Company is involved in a number of remedial actions to clean up hazardous wastes in accordance with the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or "Superfund"), the Resource Conservation and Recovery Act ("RCRA") and state environmental laws. Such statutes require that certain parties fund remedial actions regardless of fault. During 1995, as in prior years, the Company has been making capital expenditures for environmental control facilities. See "Item 3. Legal Proceedings."

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

   AT&T operates 96 manufacturing facilities located throughout the United States and abroad which at December 31, 1995, had a total of about 27 million square feet. Approximately 24 million square feet are in owned facilities and the remaining 3 million square feet are in leased premises. Some of the non-U.S. operations are operated through joint ventures with other parties. AT&T also operates a number of sales offices, service, repair and distribution centers, and other facilities, such as research and development laboratories.

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

   On January 2, 1996, AT&T announced that it would take charges relating to the Separation, portions of which relate to asset impairment and facility closings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3. LEGAL PROCEEDINGS.

   In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1995. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial statements.

   On February 14, 1996, Bell Atlantic Corporation and DSC Communications Corporation filed a complaint against AT&T and Lucent in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that AT&T has monopolized or attempted to monopolize alleged markets for communications transmission equipment, related software and caller identification services. The complaint seeks injunctive relief and damages, after trebling, of approximately $3.5 billion. AT&T does not believe that the complaint has merit and intends to defend the lawsuit vigorously.

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

               Executive Officers of the Registrant
                     (as of February 1, 1996)

                                                      Became AT&T
                                                                  Executive
                                                                 Officer On
           Name              Age

    Robert E. Allen* ....... 61    Chairman of the Board and Chief
                                       Executive Officer ............  9-86
    Harold W. Burlingame ... 55    Executive Vice President, Human
                                       Resources ....................  9-86
    Pier Carlo Falotti...... 53    President, AT&T International ..... 1-96
    Marilyn Laurie ......... 56    Executive Vice President, Public
                                       Relations & Employee
                                       Information..................   2-87
    Alex J. Mandl**......... 52    President and Chief Operating
                                       Officer.......................  8-91
    Gail J. McGovern........ 44    Executive Vice President,
                                       Business Markets Division.....  1-96
    Richard W. Miller ...... 55    Senior Executive Vice President
                                       and Chief Financial Officer...  8-93
    Joseph P. Nacchio....... 46    Executive Vice President,
                                       Consumer & Small Business
                                       Division......................  1-96
    Lars Nyberg............. 44    Chief Executive Officer of NCR
                                       Corporation...................  6-95
    John Petrillo........... 46    Executive Vice President,
                                       Strategy & New Service
                                       Innovation....................  1-96
    Ron J. Ponder........... 52    Executive Vice President,
                                       Operations & Service Management
                                       and Chief Information
                                       Officer.......................  1-96
    Henry B. Schacht**...... 61    Chairman-designate and Chief
                                       Executive Officer of Lucent
                                       Technologies Inc. ............  2-96
    John D. Zeglis ......... 48    Senior Executive Vice President,
                                       Policy Development & Operations
                                       Support.......................  9-86
___________
     *Member of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.

   All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Mandl, Miller, Falotti, Ponder, Nyberg and Schacht who have been officers or employees of AT&T since August 1, 1991, August 9, 1993, February 10, 1994, June 11, 1993, June 1, 1995 and January 1, 1996,
respectively. Prior to joining AT&T, Mr. Mandl was Chairman and Chief Executive Officer of Sea-Land Service, Inc., an ocean transportation and distribution services company, for four years and prior thereto held executive positions at CSX Corporation. Prior to joining AT&T, Mr. Miller was with Wang Laboratories, Inc., a computer company, from 1989 through 1993, serving as President and Chief Operating Officer and later as Chairman, President and Chief Executive Officer. Mr. Falotti was President and Chief Executive Officer of the ASK Group, a software company, from 1992 to 1994 prior to joining AT&T. Prior to that, Mr. Falotti was President and Chief Executive

Officer of Digital Equipment Corporation Europe, a computer company. Prior to joining AT&T, Mr. Ponder was Executive Vice President and Chief Information Officer for Sprint Corporation, a telecommunications company, from 1991 to 1993 and prior to that Mr. Ponder was Chief Information Officer with the Federal Express Company, an express delivery company. Prior to joining AT&T, Mr. Nyberg was Chairman and Chief Executive Officer of Philips' Communications Systems Division of Philips Electronics NV, a telecommunications equipment company, from 1993 to 1995. From 1990 to 1993 he held other positions with Philips Electronics NV. Prior to joining AT&T, Mr. Schacht was Chairman of Cummins Engine Company, Inc., a manufacturer of diesel engines, from 1977 to 1995 and was Chief Executive Officer from 1973 to 1994.

   Officers are not elected for a fixed term of office but hold office until their successors have been elected.

                             PART II

Items 5. through 8.

   The information required by these items is included in pages 22 through 52 and on the inside back cover of the Company's annual report to security holders for the year ended December 31, 1995. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There have been no changes in independent auditors and no disagreements with independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years.

                             PART III

Items 10. through 13.

   Based upon its review of the reports furnished to the Company during and with respect to 1995 pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company notes that no Form 5 for 1995 has been filed to date by Richard A. McGinn, an Executive Vice President.

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

   The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated February 27, 1996, on page 6, the penultimate paragraph on page 7 through page 12 and on page 25 through page
42. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of the report:

          (1)  Financial Statements:
                                                                         Pages
               Report of Management ................................    *
               Report of Independent Auditors ......................    *

               Statements:
              Consolidated Statements of Income ................        *
              Consolidated Balance Sheets ......................        *
              Consolidated Statements of Changes in
               Stockholder's Equity.............................        *
              Consolidated Statements of Cash Flows ............        *
              Notes to Consolidated Financial Statements .......        *

          (2)  Financial Statement Schedules:

               Report of Independent Auditors ......................    17

               Schedules:

               II -- Valuation and Qualifying Accounts .............    18

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

        Exhibit
        Number

  (3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, and Certificate of Amendment of the registrant filed April 20, 1994. (Exhibit 4 to Registration Statement No. 333-00573).

  (3)b By-Laws of the registrant, as amended May 18, 1994 Exhibit (3)b to Form 10-K for 1994, File No. 1-1105).




____________
*Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended
 December 31, 1995.  (See Part II.)

                               -14-
        Exhibit
        Number

  (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   (10)(i)1 Separation and Distribution Agreement by and among Lucent Technologies Inc., AT&T Corp. and NCR
                    Corporation, dated as of February 1, 1996.

   (10)(i)2         Tax Sharing Agreement by and among Lucent
                    Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996.

  (10)(ii)(B)1 General Purchase Agreement by and between AT&T Corp. and Lucent Technologies Inc., dated February 1, 1996.

  (10)(iii)(A)1     AT&T Short Term Incentive Plan as amended March, 1994
                    (Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File
                    No. 1-1105).

  (10)(iii)(A)2     AT&T 1987 Long Term Incentive Program as amended
                    July 17, 1989 (Exhibit (10)(iii)(A)2 to Form SE dated
                    March 24, 1993, File No. 1-1105).

  (10)(iii)(A)3     AT&T Senior Management Individual Life Insurance
                    Program dated January 1, 1987 (Exhibit (10)(iii)(A)1
                    to Form SE, dated March 25, 1987, File No. 1-1105) and as revised December 1, 1994 (Exhibit
                    (10)(iii)(A)3 to Form 10-K for 1994, File No. 1-
                    1105).

  (10)(iii)(A)4     AT&T Senior Management Long Term Disability and
                    Survivor Protection Plan dated February 23, 1984
                    (Exhibit (10)(iii)(A)1 to Form SE, dated February 21,
                    1986, File No. 1-1105).

  (10)(iii)(A)5     AT&T Senior Management Financial Counseling Program
                    dated December 29, 1994 (Exhibit (10)(iii)(A)5 to
                    Form 10-K for 1994, File No. 1-1105).

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

  (10)(iii)(A)11    AT&T Senior Management Incentive Award Deferral Plan,
                    as amended January 20, 1994 and March 25, 1994
                    (Exhibit (10)(iii)(A)11 to Form 10-K for 1994, File
                    No. 1-1105).

  (10)(iii)(A)12    AT&T Mid-Career Hire Program revised effective
                    January 1, 1988, including AT&T Mid-Career Pension
                    Plan, as amended May 15, 1985 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105).

  (10)(iii)(A)13    AT&T 1984 Stock Option Plan, as modified December 19,
                    1984 (Exhibit 10(t) to Form SE, dated February
                    27,1985, File No. 0-13247).

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

  (10)(iii)(A)19    Employment Agreement between American Telephone and
                    Telegraph Company and Richard W. Miller dated August
                    9, 1993.

  (12)              Computation of Ratio of Earnings to Fixed Charges.

  (13) Specified portions (pages 22 through 52 and the inside back cover) of the Company's Annual
                    Report to security holders for the year ended
                    December 31, 1995.

     Exhibit
     Number


  (21)              List of subsidiaries of AT&T.

  (23)              Consent of Coopers & Lybrand L.L.P.

  (24) Powers of Attorney executed by officers and directors who signed this report.

  (27)              Financial Data Schedule.

         AT&T will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

  (b)  Reports on Form 8-K:

          Form 8-K dated October 18, 1995 was filed pursuant to Item 5 (Other Events).

                  REPORT OF INDEPENDENT AUDITORS



To the Shareowners of AT&T Corp.:


   Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1995 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 13 of this Form 10-K.

   In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in our report referred to above and in Note 3 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits, postemployment benefits and income taxes.



                                      COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
January 25, 1996

                                                  -18-

                                                                                                   Schedule II--Sheet 1
                                                AT&T CORP.
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------------
           COL. A                            COL. B                  COL. C                  COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            ------------------------
                                                                (1)          (2)
                                           Balance at        Charged to    Charged                          Balance
                                           Beginning         Costs and     to Other                         at End
         Description                       of Period         Expenses      Accounts        Deductions(a)    of Period
-----------------------------------------------------------------------------------------------------------------------
     Year 1995
Allowances for doubtful accounts (b) ..... $1,460           $2,378               $ 52(c)                      $2,049         $1,841
Reserves related to business
  restructuring and facility
  consolidation (d) ...................... $  894           $4,444         $(83)           $  478         $4,777
Deferred tax asset valuation allowance ... $  178           $  293         $ --            $  117         $  354
Inventory valuation....................... $  763           $  773(f)      $ --            $  285         $1,251

     Year 1994

Allowances for doubtful accounts (b) ..... $1,225           $1,929         $ 59(c)         $1,753         $1,460
Reserves related to business
  restructuring, including force
  and facility consolidation (d) ......... $1,440           $   34         $(115)          $  465         $  894
Deferred tax asset valuation allowance ... $  212           $   41         $  --           $   75         $  178
Inventory valuation....................... $  669           $  198         $  --           $  104         $  763

The Notes on Sheet 2 are an integral part of this Schedule.


-19-

                                                                                               Schedule II--Sheet 2
                                                AT&T CORP.
                                     AND ITS CONSOLIDATED SUBSIDIARIES

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           (Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------------
           COL. A                           COL. B                  COL. C                 COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ------------------------
                                                               (1)          (2)
                                           Balance at       Charged to    Charged                         Balance
                                           Beginning         Costs and    to Other                        at End
        Description                        of Period         Expenses     Accounts      Deductions(a)    of Period
-----------------------------------------------------------------------------------------------------------------------

         Year 1993
Allowances for doubtful accounts (b) ..... $1,013             $1,665       $66(c)         $1,519          $1,225
Reserves related to business
  restructuring, including force
  and facility consolidation (d) ......... $2,006             $  416       $ 5            $  987(e)       $1,440
Deferred tax asset valuation allowance ... $  212             $   --       $--            $   --          $  212
Inventory valuation....................... $  633             $  141       $--            $  105          $  669



____________

(a)  Amounts written off as uncollectible, payments and reversals.
(b)  Includes allowances for doubtful accounts on long-term receivables of $258, $209 and $185 in 1995, 1994 and 1993, respectively (included in Finance receivables in the Consolidated Balance Sheets).
(c)  Amounts previously written off which were credited directly to this account when recovered.
(d)  Included primarily in Other current liabilities and in Other liabilities in the Consolidated Balance Sheets.
(e)  Upon adoption in 1993 of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment
     Benefits," $412 of business restructuring reserves established before 1993 were reclassified to postemployment benefit liabilities.
(f)  Includes $631 of inventory write-downs associated with the 1995 restructuring and other charges.

                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AT&T Corp.



                             By             S. L. Prendergast
                                       Vice President and Treasurer

February 27, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:               #
                                            #
   Robert E. Allen          Chairman        #
                          of the Board      #
                                            #
                                            #
Principal Financial Officer:                #
                                            #
   Richard W. Miller    Senior Executive    #
                        Vice President and  #
                        Chief Financial     #
                           Officer          #
                                            #
Principal Accounting Officer:               #
                                            #
   Maureen B. Tart        Vice President    ## By  S. L. Prendergast
                          and Controller    #     (attorney-in-fact)*
                                            #
Directors:                                  #
                                            #      February 27, 1996
   Robert E. Allen                          #
   Kenneth T. Derr                          #
   M. Kathryn Eickhoff                      #
   Philip M. Hawley                         #
   Carla A. Hills                           #
   Belton K. Johnson                        #
   Ralph S. Larsen                          #
   Drew Lewis                               #
   Alex J. Mandl                            #
   Donald F. McHenry                        #
   Victor A. Pelson                         #
   Donald S. Perkins                        #
   Michael I. Sovern                        #
   Franklin A. Thomas                       #
   Thomas H. Wyman                         #

                          EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

     Exhibit
     Number

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, and Certificate of Amendment of the registrant filed April 20, 1994. (Exhibit 4 to Registration Statement No. 333-00573).

(3)b           By-Laws of the registrant, as amended May 18, 1994 (Exhibit
               (3)b to Form 10-K for 1994, Form No. 1-1105).

(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
               Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)1 Separation and Distribution Agreement by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996.

(10)(i)2 Tax Sharing Agreement by and among Lucent Technologies Inc., AT&T Corp., and NCR Corporation, dated as of February 1, 1996.

(10)(ii)(B)1 General Purchase Agreement by and between AT&T Corp., and Lucent Technologies Inc., dated February 1, 1996.

(10)(iii)(A)1  AT&T Short Term Incentive Plan as amended March, 1994
               (Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-
               1105).

(10)(iii)(A)2  AT&T 1987 Long Term Incentive Program as amended July 17,
               1989 (Exhibit (10)(iii)(A)2 to Form SE dated March 24, 1993, File No. 1-1105).

(10)(iii)(A)3  AT&T Senior Management Individual Life Insurance Program
               dated January 1, 1987 (Exhibit (10)(iii)(A)1 to Form SE, dated March 25, 1987, File No. 1-1105) and as revised December 1, 1994 (Exhibit (10)(iii)(A)3 to Form 10-K for 1994, Form No. 1-1105).

(10)(iii)(A)4  AT&T Senior Management Long Term Disability and Survivor
               Protection Plan dated February 23, 1984 (Exhibit
               (10)(iii)(A)1 to Form SE, dated February 21, 1986, File No. 1-1105).

(10)(iii)(A)5  AT&T Senior Management Financial Counseling Program dated
               December 29, 1994 (Exhibit (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).

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

(10)(iii)(A)11 AT&T Senior Management Incentive Award Deferral Plan, as
               amended January 20, 1994 and March 25, 1994 (Exhibit
               (10)(iii)(A)11 to Form 10-K for 1994, File No. 1-1105).

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

(10)(iii)(A)19 Employment Agreement between American Telephone and
               Telegraph Company and Richard W. Miller dated August 9,
               1993.

(12)           Computation of Ratio of Earnings to Fixed Charges.

(13) Specified portions (pages 22 through 52 and the inside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1995.

(21)           List of subsidiaries of AT&T.

(23)           Consent of Coopers & Lybrand L.L.P.

(24) Powers of Attorney executed by officers and directors who signed this report.

(27)           Financial Data Schedule.