Form 10-Q
period 1996-03-31
AT&T CORP
filed 1996-05-14
CIK 5907

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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


At April 30, 1996, 1,606,891,000 common shares were outstanding.

       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)
                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                                 1996     1995
Revenues
Communications services....................   $12,476  $11,821
Financial services ........................       480      560
Total revenues.............................    12,956   12,381

Operating Expenses
Access and other interconnection...........     4,168    4,453
Network and other communications services..     1,953    1,784
Depreciation and amortization .............       665      620
Selling, general and administrative .......     3,365    2,956
 Total communications services expenses....    10,151    9,813
Financial services expenses................       431      491
Total operating expenses ..................    10,582   10,304

Operating income ..........................     2,374    2,077
Other income - net ........................       102       43
Interest expense ..........................       123      104
Income from continuing operations
  before income taxes .....................     2,353    2,016
Provision for income taxes ................       910      751
Income from continuing operations .........     1,443    1,265
Discontinued Operations:
Loss from discontinued operations
 (net of tax benefits of $300 in 1996 and
 $24 in 1995) .............................       (81)     (67)
Net income ................................   $ 1,362  $ 1,198

Weighted average common shares
   outstanding (millions)..................     1,608    1,580
Earnings per common share:
 Income from continuing operations ........   $  0.90  $  0.80
 Loss from discontinued operations ........     (0.05)   (0.04)
 Net income ...............................   $  0.85  $  0.76
Dividends declared per
   common share............................   $   .33  $   .33


         See Notes to Consolidated Financial Statements.

       3                                            AT&T Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                         March 31,   December 31,
                                           1996          1995
ASSETS

Cash and cash equivalents .............. $   205       $   129

Receivables less allowances
  of $1,284 and $1,267
  Accounts receivable...................   9,242         8,457
  Finance receivables...................   9,892        10,665

Deferred income taxes...................   1,722         2,437

Other current assets....................     757           753

Total current assets....................  21,818        22,441

Property, plant and equipment, net
  of accumulated depreciation of
 $18,021 and $17,729 ...................  16,321        16,375

Licensing costs, net of accumulated
  amortization of $786 and $743.........   8,037         8,056

Investments.............................   3,698         3,646

Long-term finance receivables...........     765           768

Prepaid pension costs...................   1,887         1,793

Other assets............................   2,598         2,524

Net assets of discontinued operations...   5,267         7,047

TOTAL ASSETS............................ $60,391       $62,650



                                 (CONT'D)

       4                                          AT&T Form 10-Q - Part I

                   CONSOLIDATED BALANCE SHEETS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)


                                         March 31,  December 31,
                                           1996          1995
LIABILITIES
Accounts payable.......................  $ 4,742      $ 5,174
Payroll and benefit-related
  liabilities..........................    2,252        2,914
Debt maturing within one year..........    9,683       12,176
Dividends payable......................      530          527
Other current liabilities..............    4,403        3,923

Total current liabilities..............   21,610       24,714

Long-term debt.........................    8,486        8,545
Long-term benefit-related liabilities..    2,854        2,871
Deferred income taxes..................    4,852        5,458
Other long-term liabilities and
  deferred credits.....................    3,932        3,788

Total liabilities .....................   41,734       45,376

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,606        1,596
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,605,769,264 at March 31, 1996
  1,596,005,351 at December 31, 1995
Additional paid-in capital.............   17,116       16,614
Guaranteed ESOP obligation.............     (228)        (254)
Foreign currency translation
  adjustments..........................       53            5
Retained earnings (deficit)............      110         (687)

Total shareowners' equity..............   18,657       17,274

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $60,391      $62,650

      See Notes to Consolidated Financial Statements.

       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1996      1995
Operating Activities
Net income ..............................      $ 1,362   $ 1,198
Add: loss from discontinued operations ..           81        67

Income from continuing operations .......        1,443     1,265
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization for
     communications services.............          665       620
   Provision for uncollectibles..........          532       513
   Increase in accounts receivable.......         (400)     (395)
   Decrease in accounts payable..........         (430)     (231)
   Net increase in other operating
     assets and liabilities..............         (179)     (110)
   Other adjustments for non-cash
     items - net.........................          160        34

Net cash provided by operating
  activities of continuing operations....        1,791     1,696

Investing Activities
  Capital expenditures...................         (577)     (498)
  Proceeds from sale or disposal of
    property, plant and equipment........           19        15
  Decrease in finance receivables........          612       443
  Acquisitions of licenses...............          (23)     (268)
  Net increase in investments............         (151)      (26)
  Disposition of joint venture...........          160         -
  Other investing activities - net.......         (109)       57

Net cash used in investing activities
 of continuing operations................          (69)     (277)


                                 (CONT'D)

       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1996      1995

Financing Activities
  Proceeds from long-term debt issuances.            2     1,449
  Retirements of long-term debt..........         (462)      (91)
  Issuance of common shares..............          512       581
  Dividends paid.........................         (527)     (518)
  Decrease in short-term
    borrowings - net.....................       (2,068)   (2,769)
  Other financing activities - net.......        1,247       (37)

Net cash used in financing activities
  of continuing operations...............       (1,296)   (1,385)

Effect of exchange rate
  changes on cash........................          (22)      (17)

Net cash used by discontinued
  operations.............................         (328)     (188)

Net increase/(decrease) in cash and
 cash equivalents........................           76      (171)

Cash and cash equivalents
  at beginning of year...................          129       220

Cash and cash equivalents
  at end of period.......................      $   205   $    49















           See Notes to Consolidated Financial Statements.

       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a)  BASIS OF PRESENTATION
     The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of man-agement, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated re-sults of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1995 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1995 and Form 8-K dated March 21, 1996.

(b)  DISCONTINUED OPERATIONS
     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segmentof a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated financial statements of AT&T have been restated to reflect the probable dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR") and AT&T Capital Corporation ("AT&T Capital"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR and AT&T Capital have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of these entities have been reported as "Discontinued Operations" in theaccompanying financial statements. In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses and to improve comparability within the communications services industry.

       8                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

     Summarized financial information for the discontinued operations is as follows:
                                              For the Three
                                               Months Ended
                                                 March 31,
                                             1996       1995
          Revenues                         $5,819     $5,881
          Loss before income taxes           (381)       (91)
          Net loss                            (81)       (67)

                                            At Mar.    At Dec.
                                           31, 1996   31, 1995
          Current Assets                    $15,814    $17,068
          Total Assets                       32,503     34,090
          Current Liabilities                14,976     14,658
          Total Liabilities                  27,236     27,043
          Net assets of discontinued
            operations                      $ 5,267    $ 7,047

     The loss before income taxes includes interest expense of $28 million and $27 million for the quarters ended March 31, 1996 and March 31, 1995, respectively, allocated to discontinued operations based on the ratio of net assets of discontinued operations to total AT&T consolidated assets.

On April 10, 1996 Lucent sold 112 million shares of common stock in an initial public offering. The shares sold represent 17.6 percent of the shares outstanding, reducing AT&T's ownership to 82.4 percent. In accordance with AT&T's previously announced separation plan, subject to certain conditions, AT&T expects to distribute its remaining interest in Lucent to AT&T shareowners by the end of 1996. AT&T's goal is to also distribute all of the Company's interest in NCR to AT&T shareowners and to complete the public or private sale of all or the substantial portion of its interest in AT&T Capital by the end of 1996, subject to certain conditions and approvals.

(c)  CREDIT HOLDINGS
     In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) and certain public debt of its majority owned subsidiary, AT&T Capital Corporation, outstanding at March 31, 1993. At March 31, 1996 $401.6 million of the guaranteed debt remained outstanding.

AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T Credit Corporation. The following table shows summarized
       9                                       AT&T Form 10-Q - Part I

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation.
Consistent with AT&T's presentation, the net operating results and net assets of AT&T Capital have been reported as "Discontinued
Operations". The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

                                      For the Three
                                       Months Ended
                                         March 31,
                                     1996         1995

     Total revenue from
       continuing operations            $   33       $   36
     Interest expense                        2            3
     Selling, general and
       administrative expense                1            1
     Income from continuing operations       7            5
     Income from discontinued operations    26           20
     Net income                             33           25

                                         At            At
                                      March 31,   December 31,
                                        1996          1995

     Finance receivables                $1,141       $1,149
     Net assets of discontinued
       operations                          841          835
     Total assets                        2,363        2,355
     Total debt                             91          100
     Total liabilities                   1,322        1,343
     Total shareowner's equity           1,041       $1,012


(d) OPERATING EXPENSES OF FINANCIAL SERVICES

     Operating expenses of the financial services segment, which now excludes AT&T Capital, are comprised of the following:

                                           For the Three
                                            Months Ended
                                              March 31,
                                          1996         1995
     Interest Expense                    $ 123        $ 159
     Provision for losses and
       other costs                         263          288
     Selling, general and
       administrative                       45           44
      Total                              $ 431        $ 491

       10                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On September 20, 1995, AT&T Corp. ("AT&T" or the "Company") announced a plan, subject to certain conditions, to separate into three independent, publicly held, global companies: communication services (which will retain the AT&T name), communications systems and technology (which has been named Lucent Technologies Inc., "Lucent") and transaction-intensive computing (formerly Global Information Solutions, now NCR Corporation, "NCR"). Also announced as part of the plan was the Company's intent to pursue the sale of its remaining 86% interest in AT&T Capital Corporation ("AT&T Capital").

On March 21, 1996, AT&T received a favorable Private Letter Ruling from the Internal Revenue Service approving the tax-free status of the planned Lucent stock distribution to AT&T shareowners. On April 10, 1996, Lucent sold 112 million shares of common stock in an initial public offering. The shares sold represent 17.6 percent of the shares outstanding, reducing AT&T's ownership to 82.4 percent. In accordance with its plan, subject to certain conditions, AT&T expects to distribute its remaining interest in Lucent to AT&T shareowners by the end of this year. AT&T's goal is to also distribute all of the Company's interest in NCR to AT&T shareowners and to complete the public or private sale of all or the substantial portion of its interest in AT&T Capital by the end of 1996.

The Company believes that spinning off Lucent and NCR and selling AT&T Capital will enhance its ability to focus on strategic businesses that add value to customers, to take advantage of new opportunities and to improve operating efficiencies. However upon separation, the ongoing AT&T will no longer have the benefits of vertical integration of its manufacturing and services businesses (i.e., the ability to purchase equipment at cost to manufacture). Accordingly, depreciation associated with equipment purchases and other costs associated with the AT&T network may increase over time.

As a result of the above activities, AT&T has restated its Consolidated Financial Statements pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") to reflect the probable dispositions of Lucent, NCR and AT&T Capital. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR and AT&T Capital have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Loss from discontinued operations"; the net assets of these entities have been reported as "Net assets of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations". In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses and to improve comparability within the communications services industry.



       11                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

For a detailed discussion of the results for Lucent and AT&T Capital, refer to their separate Form 10-Qs filed with the Securities and Exchange Commission.

AT&T's reported revenues from continuing operations grew 4.6 percent to $12,956 million in the first quarter compared with $12,381 million in the first quarter of 1995.

Operating income increased by $297 million or 14.3 percent to $2,374 million compared to the prior year's first quarter operating income of $2,077 million. Operating margin improved to 18.3 percent for the first quarter of 1996 compared with 16.8 percent for the first quarter of 1995.

Quarterly income from continuing operations was $1,443 million, or $.90 per share. This represents a 14.1 percent increase in income from continuing operations and a 12.2 percent increase in earnings per share compared with the prior year income from continuing operations of $1,265 million, or $.80 per share.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

COMMUNICATIONS SERVICES

Communications services revenues increased $655 million or 5.5 percent for the quarter compared with the first quarter of 1995.

                                   Three months
COMMUNICATIONS SERVICES                ended
                                     March 31,
In millions                       1996      1995

Wireline services revenue      $11,313   $10,736
Wireless services revenue          794       652
Products and other services
  revenue                          369       433

 Total communications
  services revenues            $12,476   $11,821

Operating income               $ 2,325   $ 2,008
Operating margin                  18.6%     17.0%

Wireline services revenue, which includes toll calling, network management, satellite services, messaging and other network enabled services, increased $577 million or 5.4 percent compared with the first quarter of 1995. The revenue increase was driven by long distance volume growth of 7.7 percent, led by continued growth of business inbound services and consumer services.

       12                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The increase in consumer services revenues and volumes reflected the continued appeal of the True programs and strength in calling card revenues.

Volume growth slowed slightly from the 8.4 percent growth in the first quarter of 1995 reflecting increased competition in certain consumer market segments. The increased competition in the consumer markets experienced in the first quarter of 1996 could impact the volume growth rate for the second quarter of 1996. Volume growth exceeded revenue growth for the quarter by 2.3 percent reflecting the targeted use of promotional discounts, the slower movement of customers to optimal calling plans and the impact of targeted pricing actions. The gap between revenue and volume growth for the first quarter 1996 is lower than both the first quarter 1995 gap of 5.6 percent and the fourth quarter 1995 gap of 2.8 percent.

Wireless services revenues, which include cellular, messaging services and air-to-ground services, grew $142 million or 21.8 percent in the first quarter of 1996 compared with the same prior year period. This increase was fueled by additional cellular service subscribers. Cellular customers, reported on the same basis as consolidated wireless services revenue, increased 36.7 percent to 4.232 million at March 31, 1996 from 3.095 million at March 31, 1995. Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 32.3 percent to
5.859 million at March 31, 1996 from 4.430 million at March 31, 1995.

Average revenue per subscriber continued to decline in the first quarter of 1996 reflecting industry wide pricing pressures, experienced by cellular service providers, as well as lower average usage per subscriber. The lower average usage per subscriber is attributed to growth in subscribers for emergency and other personal use. Consistent with the industry, average revenue per subscriber is expected to decline throughout 1996. Messaging subscribers increased 32.2 percent during the quarter to 1.018 million at March 31, 1996.

Products and other services revenues decreased $64 million or 14.8 percent in the first quarter of 1996 compared with the first quarter of 1995. The decline was driven by the de-emphasis of sales of cellular phones and lower sales of submarine system products.

       13                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating expenses for communications services increased $338 million or 3.5% for the first three months of 1996 compared with the first quarter of 1995. The expense increase was driven by higher selling, general and administrative expenses and network and other communications services expenses partially offset by lower access and other interconnection expenses. The operating margin for communications services increased to
18.6 percent from 17.0 percent in the first quarter of 1995. Earnings before interest, taxes, depreciation and amortization, excluding other income, ("EBITDA") for communications services increased $362 million, or
13.8 percent, from the first quarter of 1995.

Access and other interconnection expenses decreased $285 million, or 6.4 percent, reflecting lower unit costs in access and a reduction in international settlement costs. Wireline access and other interconnection expenses as a percentage of wireline services revenue declined to 36.6 percent for the first quarter of 1996, from 41.2 percent for the first quarter of 1995.

Network and other communications services expenses increased $169 million, or 9.4 percent, quarter over quarter, mainly due to higher volumes.

Depreciation and amortization increased $45 million, or 7.4 percent, from the first quarter of 1995 reflecting the amortization of intangibles from the purchase of the remaining 48 percent of LIN Broadcasting in October 1995 as well as increased capital expenditures for the AT&T network.

Selling, general and administrative expenses ("SG&A")increased $409 million, or 13.8 percent, from the first quarter of 1995. The higher SG&A expenses are primarily related to customer care programs, increased spending on sales initiatives and sales support expenses as well as additional expenses to support the growth in additions to the cellular subscriber base. Increased competition in the marketplace in the first quarter of 1996 caused the number of customers won and lost in the period to increase, which results in increased sales and sales support expenses.

       14                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES

Financial services revenues decreased $80 million, or 14.2 percent, for the quarter compared with the year-ago period. The decline was primarily a result of the Universal Card Services Corp. ("Universal Card") securitization program.

Universal Card securitized $3.5 billion of cardholder receivables in the second half of 1995 in order to diversify its sources for funding growth.

                                         Three months
FINANCIAL SERVICES                           ended
                                           March 31,
In millions                             1996      1995

Financial services revenue              $480      $560

Operating income                        $ 49      $ 69
Operating margin                        10.4%     12.3%

Universal Card Information:
                                         At March 31,
In millions                             1996       1995

Total book finance receivables       $ 9,914    $11,811
Total managed finance receivables    $13,414    $11,811
Cardholder accounts                     17.9       15.5


Universal Card book receivables, which exclude the $3.5 billion of receivables that were securitized last year, were $9.9 billion at the end of the first quarter. Universal Card retained the servicing and customer relationships of the securitized credit card accounts.

Financial services expenses decreased $60 million, or 12.3 percent, in the first quarter of 1996 as compared with the first quarter of 1995. The decrease reflects a decline in interest expense of $36 million and a $25 million decrease in provision for losses and other costs. Selling, general and administrative expenses of $45 million were essentially flat compared to the year-ago quarter.

Financial services operating income decreased $20 million compared to the first quarter of 1995 and the operating margin percentage dropped to 10.4 percent for the first quarter of 1996 from 12.3 percent in the first quarter of 1995. The lower operating margin for financial services was due to a decline in portfolio credit performance.

       15                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER INCOME STATEMENT ITEMS

Other income increased $59 million in the first quarter of 1996 as compared to the first quarter of 1995. The increase was primarily due to gains on the sale of cellular interests in Mexico, the sale of a real estate joint venture and increased equity earnings from non-consolidated cellular subsidiaries.

Interest expense increased $19 million, or 18.0 percent, quarter over quarter primarily reflecting interest on additional debt for the purchase of the remaining interest in LIN Broadcasting in October 1995.

The provision for income taxes increased $159 million for the quarter, reflecting the higher income before income taxes and higher effective tax rate. The effective tax rate for the first quarter of 1996 was 38.7 percent, up from 37.3 percent in the year-ago period. The increased rate was partially due to lower investment tax credit amortization and the absence of research tax credits in 1996 due to the statutory expiration of the research and experiment provision of the Internal Revenue Code.

Loss from discontinued operations increased $14 million for the first quarter of 1996 compared with the same period last year. The loss from discontinued operations includes the results of Lucent, NCR and AT&T Capital. Discontinued operations also includes the elimination of intercompany transactions, an allocation of AT&T's interest expense (based on the ratio of net assets of discontinued operations to total AT&T consolidated assets), and a portion of AT&T's consolidated taxes attributable to discontinued businesses.

Included in the loss from discontinued operations for the first quarter of 1996 is a nonrecurring tax benefit of $155 million. This benefit is the result of reversing deferred tax liabilities on the undistributed earnings of Lucent's non-United States consolidated subsidiaries. The subsidiaries have the ability and specific intention to permanently reinvest such undistributed earnings. These deferred tax liabilities previously reduced income from discontinued operations in earlier years.

       16                                          AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

MARCH 31, 1996 VERSUS DECEMBER 31, 1995

Assets attributable to continuing operations decreased $479 million, or less than one percent. This decrease is due to a decline in current assets of $623 million. The current asset decline was driven by decreases in both finance receivables and current deferred income tax assets partially offset by an increase in accounts receivable. Total assets, including net assets of discontinued operations, decreased $2,259 million, or 3.6 percent in the first three months of 1996.

The increase in accounts receivable was primarily due to the retention of accounts receivable by AT&T as part of the restructuring plan. This resulted in an increase to AT&T's continuing operations accounts receivable with an offsetting decrease to net assets of discontinued operations.

Finance receivables decreased from December 31, 1995 mainly due to the normal seasonal decline as a result of higher levels of consumer purchases in the last months of the year with increased payments resulting in the first quarter. The decrease in current deferred income tax assets is due to long-term deferred income tax liabilities at December 31, 1995 becoming current deferred income tax liabilities at March 31, 1996. Since current deferred income taxes are in an asset position, this results in a decrease to current deferred income tax assets and a decrease to long-term deferred income tax liabilities.

Working capital, defined as current assets less current liabilities, increased $2,481 million from year-end due to a $2,493 million decrease in debt maturing within one year. Debt maturing within one year decreased due to Lucent directly obtaining $1.9 billion in external financing combined with an $807 million decline in short-term debt for financial services. Previously, AT&T funded primarily all of its operations on a centralized basis. With Lucent directly funding its own operations, the related debt is now part of net assets from discontinued operations. The decline for financial services was driven by decreased finance receivables. The decrease in current assets, noted above, was primarily offset by a decrease of $662 million in current benefit-related liabilities thereby having minimal impact on working capital.

Current benefit-related liabilities decreased $662 million due to the annual payment of year-end employee bonuses in the first quarter of 1996. Other current liabilities increased $480 million primarily reflecting increased taxes payable due to timing of estimated corporate tax payments.

Long-term deferred income tax liabilities declined $606 million due to the reclassification of deferred income taxes to current as discussed above. Shareowner's equity increased primarily due to the first quarter's net income of $1,362 million and the issuance of additional shares under employee plans.



       17                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net assets of discontinued operations decreased $1,780 primarily due to the receivable retention noted above.

The ratio of total debt to total capital (total debt and equity) decreased to 49.3 percent at March 31, 1996, compared with 54.5 percent at December 31, 1995. Excluding financial services operations, the debt ratio was 35.2 percent at March 31, 1996 compared with 41.3 percent at December 31, 1995. The decrease reflects the impact of Lucent directly obtaining external financing as previously discussed.

In the normal course of business, AT&T uses certain derivative financial instruments, mainly interest rate swaps and foreign currency exchange rate contracts. The interest rate swaps and foreign currency contracts and options allow the Company to manage its exposures to changing interest rates and currency exchange rates. AT&T does not use derivative financial instruments for speculative purposes. Credit policies are designed to limit the risks of dealing with other parties to these instruments. In management's view, the risks to AT&T from using these derivative financial instruments are small and the benefits include more stable earnings in periods when interest rates and currency exchange rates are changing.


CASH FLOWS

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

Cash flows provided by operating activities from continuing operations increased slightly compared with the same three-month period of 1995 primarily due to an increase in income from continuing operations of $178 million partially offset by cash payments of $153 million in the first quarter of 1996 related to the 1995 restructuring and other charges. Of the 17,000 positions related to continuing operations included in the fourth quarter 1995 restructuring charges, approximately 3,200 people have left the payroll as of March 31, 1996.

In the first quarter of 1996, AT&T's continuing operations net use of cash in investing activities decreased $208 million compared with the first quarter of 1995. This year over year decrease is attributable to a lower level of license acquisitions, an increased decline in finance receivables and the disposition of a consolidated real estate joint venture in 1996. These changes were partially offset by increases in cash outflows for capital expenditures related to the AT&T network and for other investing activities.

       18                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash flows used in financing activities for continuing operations decreased slightly in the first quarter of 1996 compared to the first quarter of 1995. An increase in net reductions of long and short-term debt was more than offset by an increase in other financing activities. Other financing activities in the first quarter of 1996 related to cash collections of the $2.0 billion in accounts receivable retained by AT&T continuing operations as part of the restructuring plan.

On April 30, 1996 the Company issued another $1.0 billion of notes under the Master Trust Agreement which were securitized with Universal Card receivables.

Future financing is contemplated to be arranged as necessary to meet AT&T's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs, prevailing market and general economic conditions.

AT&T anticipates obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, asset-backed financings (i.e. securitizations) and available lines of credit.


LEGISLATIVE AND REGULATORY DEVELOPMENTS

TELECOMMUNICATIONS ACT OF 1996

In February 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") became law. The Telecommunications Act, among other things, preempted state and local requirements which prohibit or have the effect of prohibiting an entity from providing local telecommunications services. In addition, the Telecommunications Act requires incumbent local exchange carriers, including the Regional Bell Operating Companies ("RBOCs"), to implement a checklist of conditions that are designed to foster local exchange competition.

The Telecommunications Act also permits an RBOC to petition the Federal Communications Commission ("FCC") at any time for permission to provide interexchange services originating in any state in its region. The FCC cannot approve such a request unless, among other things, (i) approval is consistent with the public interest, (ii) the RBOC has implemented the Telecommunications Act checklist of conditions throughout such state and
(iii) generally, the RBOC faces facilities-based competition for business and residential customers within such state. Once authorized to provide interexchange services in a single in-region state, an RBOC is also permitted to begin manufacturing telecommunications equipment.
Furthermore, the Telecommunications Act permits immediate RBOC provision of interexchange services outside of its home service areas and certain incidental interexchange services, such as those provided in conjunction with commercial mobile and cellular services, information services, alarm monitoring and video and audio programming services within their home service area.
       19                                           AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


In April 1996, the FCC began a proceeding to adopt rules and regulations to implement the local competition provisions of the Telecommunications Act. AT&T believes that, properly formulated, these rules and regulations, particularly with respect to the terms and conditions of interconnection with LEC networks, the degree of unbundling of LEC networks, and the standards governing the price of network elements and wholesale services, could promote service competition in the LEC's monopoly markets. However, there can be no assurance as to the content of the final rules and regulations or that, when adopted, such rules and regulations will achieve their intended purpose. To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages.

Beyond the adoption of implementing rules and regulations by the FCC, there are a number of conditions to be satisfied at the state level before AT&T and others can provide local exchange service, including certification to provide telecommunications service by state regulatory agencies and negotiations with LECs over interconnection agreements that are to be arbitrated and approved by state regulatory agencies.

By March of 1996, AT&T had applied for permission to provide local service in all 50 states. At April 30, 1996, AT&T had received authority to provide service in 16 states, with the remaining applications still pending. While the Telecommunications Act makes clear that no state can prohibit AT&T or any other entity from providing local services, AT&T cannot be certain as to when it will receive certification in each state and the conditions that might attach to each such certification.

In addition to the matters referred to above, various other factors, including market acceptance, start-up costs associated with entering new markets and local conditions and obstacles, could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service. Any competitive disadvantage or delays in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings. In addition, the simultaneous entrance of numerous new competitors for interexchange services is likely to adversely affect AT&T's long-distance revenues and could adversely affect earnings.

MODIFICATION OF FINAL JUDGMENT OF 1982

The Telecommunications Act effectively supersedes future operation of the Modification of Final Judgment of 1982 (the "MFJ") and, in particular, governs the provision of interexchange services by the RBOCs.
Consequently, on April 11, 1996, Judge Harold Greene issued an order terminating the MFJ and dismissing all pending waiver requests.

       20                                           AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


COMPETITION

AT&T currently faces significant competition and expects that the level of competition will continue to increase. The competitive environment has intensified in recent months as current and potential competitors have taken actions to position themselves for the implementation of the Telecommunications Act, such as entering into long-term contracts with business customers in currently monopoly markets. As public policy and technological changes occur, including those occasioned by enactment of the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services market. These may include entrants from other segments of the telecommunications and information services industry and/or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships. Furthermore, consolidation of monopoly local exchange carriers through the recently announced mergers of Bell Atlantic Corp./Nynex Corp. and SBC Communications Inc./Pacific Telesis Group will, if allowed to proceed, eliminate competition in the construction of local facilities in the states of the combining RBOCs, and potentially aggravate the RBOCs' advantage in providing interexchange services due to the high level of telecommunications traffic conducted between formerly distinct in-region areas.


RECENT PRONOUNCEMENTS

In 1996 AT&T will adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The standard is effective for financial statements for fiscal years beginning after December 15, 1995. For AT&T, this means the standard is effective for 1996. AT&T will adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not impact results of operations, financial position or cash flows.

       21                                         AT&T Form 10-Q - Part II

                      Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on April 17, 1996.

(b)    Election of Directors
                                              Votes
                                            (Millions)

      Nominee                         For            Withheld

Robert E. Allen                     1,211             65
Kenneth T. Derr                     1,245             31
M. Kathryn Eickhoff                 1,245             30
Walter Y. Elisha                    1,232             44
Belton K. Johnson                   1,245             31
Ralph S. Larsen                     1,245             30
Alex J. Mandl                       1,245             31
Donald F. McHenry                   1.244             32
Michael I. Sovern                   1,201             74
Joseph D. Williams                  1,201             75
Thomas H. Wyman                     1,201             75

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated February 27, 1996.

(i)    Ratification of Auditors
                                       For     Against     Abstain

Ratification of the firm            1,258       10          8
of Coopers & Lybrand L.L.P.        (99.2%)     (.8%)
as the independent auditors
to audit the registrant's
financial statements for
the year 1996.(*)

(ii)   Directors Proposals
                                       For     Against     Abstain

That the Shareholders               1,202       58         16
approve the AT&T 1996              (95.4%)    (4.6%)
Employee Stock Purchase
Plan.(**)

 *Percentages are based on the total common shares voted.
  Approval of this proposal required a majority of the common shares voted.
**Percentages are based on total number of outstanding common shares.
  Approval of this proposal required a majority of the outstanding common shares.

       22                                 AT&T Form 10-Q - Part II


(iii)Shareholder Proposals


                                                          Broker
                               For    Against   Abstain   Non-Votes

That the management will be     73      922       102        178
required to advise the share-  (7.4%)  (92.6%)
holders how many corporate
dollars are being spent for
political purposes and to
specify what political causes
the management seeks to
promote with these funds.(*)

That the company directors     103      964         31       178
consider the discontinuance    (9.7%)  (90.3%)
of all options, rights, SAR's,
etc. after termination of
existing agreements with
management and directors.
This does not include other
employees of the company. (*)

That the board adopt policies   85      878        135        178
for dealings with China and    (8.8%) (91.2%)
the former Soviet Union
regarding the use of slave or
forced labor to produce goods
and services purchased by
the company, its subsidiaries,
affiliates,or joint ventures,
and regarding the distri-
bution the Company's products
and services to facilities
utilizing slave or forced
labor, and that the Company
shall pursue the right of
on-site inspection, and the
Company shall cooperate with
the United States and
international organizations
in their laws or policies to
discourage the use of slave
or forced labor. (*)



*Percentages are based on the total common shares voted.
 Approval of this proposal required a majority of the common shares voted.

       23                                 AT&T Form 10-Q - Part II

Item 5. Other Information

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated 1995 quarterly statements of income of AT&T have been restated to reflect the probable dispositions of Lucent Technologies Inc., NCR Corporation and AT&T Capital Corporation.

In the fourth quarter of 1995, AT&T recorded a pre-tax charge to income from continuing operations of $3,140 million. This charge reduced fourth quarter 1995 income from continuing operations by $2,104 million or $1.31 per share. The charge was recorded as $909 million of network and other communications services, $934 million of depreciation and amortization, $1,291 million of selling, general and administrative expenses, and $6 million of financial services.

In addition, charges of $1,172 million (net of tax), or $.74 per share, in the third quarter and $2,077 million (net of tax), or $1.30 per share, in the fourth quarter are reflected in loss from discontinued operations. The third quarter charge related to NCR's operations, while the majority of the fourth quarter charge related to Lucent's operations.

                CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Millions Except Per Share Amounts)
                            (Unaudited)

                                      For the Three Months Ended
                                      Mar.    Jun.    Sep.    Dec.
                                       31,     30,     30,     31,
                                      1995    1995    1995    1995
Revenues
Communications services............$11,821 $12,196 $12,547 $12,549
Financial services ................    560     565     585     551
Total revenues..................... 12,381  12,761  13,132  13,100
Operating Expenses
Access and other interconnection... 4,453 4,482 4,364 4,319 Network and other communications
   services........................  1,784   1,733   1,929   2,974
Depreciation and amortization .....    620     635     671   1,621
Selling, general and administrative  2,956   3,164   3,220   5,097
 Total communications services
   expenses........................  9,813  10,014  10,184  14,011
Financial services expenses........    491     494     541     448
Total operating expenses .......... 10,304  10,508  10,725  14,459

Operating income ..................  2,077   2,253   2,407  (1,359)
Other income - net ................     43      59     114      52
Interest expense ..................    104     111     135     128
Income from continuing operations
  before income taxes .............  2,016   2,201   2,386  (1,435)
Provision for income taxes ........    751     828     857    (420)
Income from continuing operations .  1,265   1,373   1,529  (1,015)

                             (CONT'D)
       24                                 AT&T Form 10-Q - Part II


            CONSOLIDATED STATEMENTS OF INCOME (CONT'D)
          (Dollars in Millions Except Per Share Amounts)
                            (Unaudited)

                                      For the Three Months Ended
                                      Mar.    Jun.    Sep.    Dec.
                                       31,     30,     30,     31,
                                      1995    1995    1995    1995
Discontinued Operations:
Loss from discontinued operations
 (net of tax of $(24)in 1Q95, $22
 in 2Q95, $(419) in 3Q95 and $(799)
 in 4Q95)..........................    (67)    (18) (1,267) (1,661)
Net income ........................$ 1,198 $ 1,355 $   262 $(2,676)

Weighted average common shares
   outstanding (millions)..........  1,580   1,589   1,594   1,602
Earnings per common share:
 Income from continuing operations.$ 0.80 $ 0.86 $ 0.96 $(0.63) Loss from discontinued operations. (0.04) (0.01) (0.80) (1.04)
 Net income .......................$  0.76 $  0.85 $  0.16  $(1.67)
Dividends declared per
   common share....................$  0.33 $  0.33 $  0.33  $ 0.33



Item 6. Exhibits and Reports on Form 8-K.


(a)    Exhibits

       Exhibit Number

            10 Employee Benefits Agreement by and between AT&T and Lucent Technologies Inc., dated as of February 1, 1996, and amended and restated as of March 29, 1996.

            12   Computation of Ratio of Earnings to Fixed Charges

            27   Financial Data Schedule

(b)    Reports on Form 8-K:

       Form 8-K dated January 2, 1996 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Form 8-K dated March 21, 1996 was filed pursuant to Item 5.

       25                                         AT&T Form 10-Q

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AT&T Corp.












Date May 13, 1996
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       26                                           AT&T Form 10-Q


                          Exhibit Index


Exhibit
Number

10 Employee Benefits Agreement by and between AT&T and Lucent Technologies Inc., dated as of February 1,
               1996, and amended and restated as of March 29, 1996.

12             Computation of Ratio of Earnings to Fixed Charges

27             Financial Data Schedule