Form 10-Q
period 1996-06-30
AT&T CORP
filed 1996-08-14
CIK 5907

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

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


At July 31, 1996, 1,612,392,555 common shares were outstanding.
       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)
                                             For the Three    For the Six
                                             Months Ended     Months Ended
                                                June 30,         June 30,
                                             1996    1995     1996    1995
Revenues
Communications services.................. $12,613 $12,196  $25,089 $24,017
Financial services ......................     419     565      899   1,125
Total revenues...........................  13,032  12,761   25,988  25,142

Operating Expenses
Access and other interconnection.........   3,852   4,482    8,020   8,935
Network and other
  communications services................   2,046   1,711    3,969   3,463
Depreciation and amortization ...........     655     635    1,320   1,255
Selling, general and administrative .....   3,817   3,188    7,213   6,178
 Total communications services expenses..  10,370  10,016   20,522  19,831
Financial services expenses..............     366     492      796     981
Total operating expenses ................  10,736  10,508   21,318  20,812

Operating income ........................   2,296   2,253    4,670   4,330
Other income - net ......................     100      59      202     102
Interest expense ........................      97     111      220     215
Income from continuing operations
  before income taxes ...................   2,299   2,201    4,652   4,217
Provision for income taxes ..............     776     828    1,686   1,579
Income from continuing operations .......   1,523   1,373    2,966   2,638
Discontinued Operations:
Loss from discontinued operations
 net of taxes of ($46), $22,
 ($346) and ($2), respectively...........     (32)    (18)    (113)    (85)
Net income .............................. $ 1,491 $ 1,355  $ 2,853 $ 2,553

Weighted average common shares
   outstanding (millions)................   1,614   1,589    1,611   1,585
Earnings per common share:
 Income from continuing operations ...... $  0.94 $  0.86  $  1.84 $  1.66
 Loss from discontinued operations ......   (0.02)  (0.01)   (0.07)  (0.05)
 Net income ............................. $  0.92 $  0.85  $  1.77 $  1.61
Dividends declared per
   common share.......................... $  0.33 $  0.33  $  0.66 $  0.66

          See Notes to Consolidated Financial Statements.

       3                                            AT&T Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                         June 30,    December 31,
                                           1996          1995
ASSETS

Cash and cash equivalents .............. $    21       $   129

Receivables less allowances
  of $1,244 and $1,267, respectively
  Accounts receivable...................   8,776         8,457
  Finance receivables...................   7,746        10,665

Deferred income taxes...................   1,600         2,437

Other current assets....................   1,123           753

Total current assets....................  19,266        22,441

Property, plant and equipment, net
  of accumulated depreciation of
 $18,432 and $17,729, respectively......  16,979        16,375

Licensing costs, net of accumulated
  amortization of $823
  and $743, respectively................   8,078         8,056

Investments.............................   3,689         3,646

Long-term finance receivables...........     761           768

Prepaid pension costs...................   1,940         1,793

Other assets............................   2,750         2,524

Net assets of discontinued operations...   4,710         7,047

TOTAL ASSETS............................ $58,173       $62,650



                                 (CONT'D)
       4                                          AT&T Form 10-Q - Part I

                   CONSOLIDATED BALANCE SHEETS (CONT'D)
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


                                          June 30,   December 31,
                                           1996          1995
LIABILITIES
Accounts payable.......................  $ 4,897      $ 5,174
Payroll and benefit-related
  liabilities..........................    2,403        2,914
Debt maturing within one year..........    4,662       12,176
Dividends payable......................      531          527
Other current liabilities..............    3,839        3,923

Total current liabilities..............   16,332       24,714

Long-term debt.........................    8,033        8,545
Long-term benefit-related liabilities..    2,863        2,871
Deferred income taxes..................    4,649        5,458
Other long-term liabilities and
  deferred credits.....................    3,864        3,788

Total liabilities .....................   35,741       45,376

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,610        1,596
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,610,360,862 at June 30, 1996
  1,596,005,351 at December 31, 1995
Additional paid-in capital.............   20,014       16,614
Guaranteed ESOP obligation.............     (228)        (254)
Foreign currency translation
  adjustments..........................      (35)           5
Retained earnings (deficit)............    1,071         (687)

Total shareowners' equity..............   22,432       17,274

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $58,173      $62,650


          See Notes to Consolidated Financial Statements.
       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Six
                                                   Months Ended
                                                      June 30,
                                                  1996      1995
Operating Activities
Net income ..............................      $ 2,853   $ 2,553
Add: loss from discontinued operations ..          113        85
Income from continuing operations .......        2,966     2,638

Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization for
     communications services.............        1,320     1,255
   Provision for uncollectibles..........        1,044     1,004
   Increase in accounts receivable.......       (1,003)     (977)
   Decrease in accounts payable..........         (275)      (13)
   Net increase in other operating
     assets and liabilities..............       (1,264)     (383)
   Other adjustments for non-cash
     items - net.........................          170       150

Net cash provided by operating
  activities of continuing operations....        2,958     3,674

Investing Activities
  Capital expenditures...................       (2,068)   (1,519)
  Proceeds from sale or disposal of
    property, plant and equipment........           39       122
  Decrease (increase) in
    finance receivables..................          675      (281)
  Proceeds from securitization of
    finance receivables..................        2,000         -
  Acquisitions of licenses...............         (107)   (1,837)
  Net increase in investments............         (135)      (56)
  Disposition of joint venture...........          160         -
  Other investing activities - net.......          (14)        3

Net cash provided by (used in)investing
  activities of continuing operations....          550    (3,568)


                                 (CONT'D)
       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Six
                                                   Months Ended
                                                      June 30,
                                                  1996      1995

Financing Activities
  Proceeds from long-term debt issuances.            2     2,364
  Retirements of long-term debt..........         (927)     (572)
  Issuance of common shares..............          755       763
  Dividends paid.........................       (1,057)   (1,040)
  Decrease in short-term
    borrowings - net.....................       (3,378)   (1,366)
  Other financing activities - net.......        1,896       (36)

Net cash (used in) provided by financing
  activities of continuing operations....       (2,709)      113

Effect of exchange rate
  changes on cash........................          (28)      (27)

Net cash used in
  discontinued operations................         (879)     (412)

Net decrease in cash and
  cash equivalents.......................         (108)     (220)

Cash and cash equivalents
  at beginning of year...................          129       220

Cash and cash equivalents
  at end of period.......................      $    21   $     -











           See Notes to Consolidated Financial Statements.
       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a)  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of man-agement, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated re-sults of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1995 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1995, Form 8-K dated March 21, 1996 and the current year's previously issued Form 10-Q.

(b)  DISCONTINUED OPERATIONS

On September 20, 1995, AT&T Corp. announced a plan, subject to certain conditions, to separate into three independent, publicly held, global companies: communications services (which will retain the AT&T name), communications systems and technologies (which has been named Lucent Technologies Inc., "Lucent") and transaction-intensive computing (NCR Corporation, "NCR"). On April 10, 1996, Lucent sold 112 million shares of common stock in an initial public offering ("IPO"), representing 17.6% of the Lucent common stock outstanding. AT&T owns the remaining 82.4%. Because AT&T plans to spin-off the remaining shares of Lucent, the sale of the Lucent stock was recorded as an equity transaction, resulting in an increase in AT&T's Additional Paid-In Capital. In addition, in connection with the restructuring, Lucent assumed $3.7 billion of AT&T debt. Upon the distribution of the remaining shares of Lucent to AT&T's shareowners, the total assets and shareowners' equity of AT&T will be reduced by an amount equal to the Net Assets of Discontinued Operations applicable to Lucent at the date of disposition. AT&T intends to distribute its remaining interest in Lucent on September 30, 1996 and its 100% interest in NCR by the end of 1996 to AT&T shareowners.


       8                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

Also announced as part of the plan was the Company's intent to pursue the sale of its remaining approximate 86% interest in AT&T Capital Corporation ("AT&T Capital"). On June 5, 1996, AT&T Capital entered into a definitive merger agreement with a consortium. The total purchase price for the outstanding shares and stock options is expected to be approximately $2.2 billion. It is expected that the merger, which is subject to certain closing conditions, including regulatory approvals, will be consummated in September 1996 or shortly thereafter.

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of AT&T have been restated to reflect the probable dispositions of Lucent, NCR and AT&T Capital. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR and AT&T Capital have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Loss from discontinued operations"; the net assets of these entities have been reported as "Net assets of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations". In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses and to improve comparability within the communications services industry.

       9                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

     Summarized financial information for the discontinued operations is as follows:
                                         For the Three        For the Six
                                          Months Ended        Months Ended
                                            June 30,            June 30,
                                         1996    1995        1996    1995
          Revenues                     $6,799  $6,751     $12,618 $12,632
          Income (loss) before
            income taxes                  (78)      4        (459)    (87)
          Net loss                        (32)    (18)       (113)    (85)

                                          At June    At Dec.
                                         30, 1996   31, 1995
          Current Assets                  $18,300    $17,068
          Total Assets                     35,535     34,090
          Current Liabilities              17,869     14,658
          Total Liabilities                30,825     27,043
          Net assets of discontinued
            operations                    $ 4,710    $ 7,047

     The income (loss) before income taxes includes allocated interest expense of $5 million and $27 million for the quarters ended June 30, 1996 and June 30, 1995, respectively, and $33 million and $54 million for the year to date periods ended June 30, 1996 and June 30, 1995, respectively. Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to total AT&T consolidated assets.



(c)  CREDIT HOLDINGS

     In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) and certain public debt of its majority owned subsidiary, AT&T Capital Corporation, outstanding at March 31, 1993. At June 30, 1996 $358.6 million of the guaranteed debt remained outstanding.

       10                                      AT&T Form 10-Q - Part I

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation and the lease finance assets of the former AT&T Credit Corporation. The following table shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. Consistent with AT&T's presentation, the net operating results and net assets of AT&T Capital have been reported as "Discontinued Operations". The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

                                       For the Six
                                       Months Ended
                                         June 30,
                                     1996         1995
     Total revenue from
       continuing operations            $   64       $   77
     Interest expense                        5            6
     Selling, general and
       administrative expense                5            4
     Income (loss) from
       continuing operations               (13)           4
     Income from discontinued operations    54           39
     Net income                             41           43

                                         At            At
                                      June 30,    December 31,
                                        1996          1995

     Finance receivables                $1,143       $1,149
     Net assets of discontinued
       operations                          882          835
     Total assets                        2,399        2,355
     Total debt                             90          100
     Total liabilities                   1,353        1,343
     Total shareowner's equity           1,046       $1,012




       11                                      AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

(d) OPERATING EXPENSES OF FINANCIAL SERVICES

    Operating expenses of the financial services segment, which now excludes AT&T Capital, are comprised of the following:

                                      For the Three        For the Six
                                       Months Ended        Months Ended
                                         June 30,            June 30,
                                     1996        1995     1996       1995
     Interest Expense               $ 106       $ 165    $ 229      $ 324
     Provision for losses and
       other costs                    190         281      452        569
     Selling, general and
       administrative                  70          46      115         88
      Total                         $ 366       $ 492    $ 796      $ 981


(e) RECLASSIFICATIONS

    Prior period amounts have been reclassified to conform to the current presentation.






















       12                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On September 20, 1995, AT&T Corp. ("AT&T" or the "Company") announced a plan, subject to certain conditions, to separate into three independent, publicly held, global companies: communication services (which will retain the AT&T name), communications systems and technology (which has been named Lucent Technologies Inc., "Lucent") and transaction-intensive computing (formerly Global Information Solutions, now NCR Corporation, "NCR"). On April 10, 1996, Lucent sold 112 million shares of common stock in an initial public offering ("IPO"), representing 17.6% of the Lucent common stock outstanding. AT&T owns the remaining 82.4%. Because AT&T plans to spin off the remaining shares of Lucent, the sale of Lucent stock was recorded as an equity transaction, resulting in an increase in AT&T's Additional Paid-In Capital. In addition, in connection with the restructuring, Lucent assumed $3.7 billion of AT&T debt. Upon the distribution of the remaining shares of Lucent to AT&T's shareowners, the total assets and shareowners' equity of AT&T will be reduced by an amount equal to the Net Assets of Discontinued Operations applicable to Lucent at the date of disposition. AT&T intends to distribute its remaining interest in Lucent on September 30, 1996 and its 100% interest in NCR by the end of 1996 to AT&T shareowners.

Also announced as part of the plan was the Company's intent to pursue the sale of its remaining approximate 86% interest in AT&T Capital Corporation ("AT&T Capital"). On June 5, 1996, AT&T Capital entered into a definitive merger agreement with a consortium. The total purchase price for the outstanding shares and stock options is expected to be approximately $2.2 billion. It is expected that the merger, which is subject to certain closing conditions, including regulatory approvals, will be consummated in September 1996 or shortly thereafter.

On July 18, 1996, AT&T's board of directors approved the distribution of the 524,624,894 shares of Lucent common stock which represents AT&T's 82.4% interest. AT&T shareowners of record on September 17, 1996 will receive this distribution on September 30, 1996, provided that all conditions thereto have been satisfied. This will effectively finalize the spin-off of Lucent. The Lucent shares will be distributed on the basis of approximately .326 of a share of Lucent for each AT&T share outstanding.
At June 30, 1996 there were 1,610,360,862 shares of AT&T outstanding. The final ratio will be determined based on the actual number of AT&T shares outstanding on the record date.


       13                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The board of directors also reviewed the AT&T dividend policy and indicated that AT&T currently intends to maintain its regular quarterly dividend of $.33 per share following the spin-off. The declaration and payment of future dividends, however, is subject to the discretion of the Board of Directors and will depend on the results of operations, financial condition, cash requirements and future prospects of AT&T, general economic conditions and other factors deemed relevant by the Board of Directors.

AT&T shareowners will receive stock certificates for whole shares of Lucent and cash payments for fractional shares. AT&T received a favorable Private Letter Ruling from the Internal Revenue Service on March 21, 1996 that approved the tax-free status of the planned distribution. Therefore the dividend will qualify as a tax-free distribution for federal tax purposes, except for any cash that is received for fractional shares. The distribution remains subject to the conditions set forth in the separation and distribution agreement previously entered into between AT&T and Lucent.

Separately, AT&T and Lucent previously declared second-quarter dividends of $.33 and $.075 per common share respectively, payable August 1, 1996, to shareowners of record on June 28, 1996.

The Company believes that spinning off Lucent and NCR and selling AT&T Capital will enhance its ability to focus on strategic businesses that add value to customers, to take advantage of new opportunities and to improve operating efficiencies. However, upon separation, the ongoing AT&T will no longer have the benefits of vertical integration of its manufacturing and services businesses (i.e., the ability to purchase equipment at cost to manufacture). Accordingly, depreciation associated with equipment purchases and other costs associated with the AT&T network may increase over time.

As a result of the above activities, AT&T has restated its Consolidated Financial Statements pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") to reflect the probable
       14                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

dispositions of Lucent, NCR and AT&T Capital. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR and AT&T Capital have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Loss from discontinued operations"; the net assets of these entities have been reported as "Net assets of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations". In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses, to improve comparability within the communications services industry and to conform to the current presentation.

For a detailed discussion of the results for Lucent and AT&T Capital, refer to their separate Form 10-Qs and other reports filed with the Securities and Exchange Commission.

Revenues from continuing operations grew 2.1% to $13,032 million for the quarter ended June 30, 1996 compared to $12,761 million in the second quarter of 1995. For the first half of 1996, revenues from continuing operations increased 3.4% to $25,988 million from $25,142 million in the comparable 1995 period. This growth was achieved amidst heightened competition, especially in our consumer communications services business. It is likely that competitive pressures will continue and may increase.

Operating income increased 1.9% to $2,296 million for the second quarter, up $43 million from $2,253 million in the prior year's second quarter. Operating income for the first half of 1996 was $4,670 million, an increase of 7.8% from $4,330 million in the year ago period. Operating margin for the second quarter when compared to the same period in 1995 decreased slightly to 17.6% from 17.7% primarily due to higher selling, general and administrative expenses and higher network and other communications services expenses, partially offset by lower access and other interconnection expenses. For the six months ended June 30, 1996, operating margin improved to 18.0% from 17.2% in 1995 primarily due to lower access and other interconnection expenses partially offset by higher selling, general and administrative expenses as well as higher network and other communications services expenses.


       15                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Quarterly income from continuing operations was $1,523 million, or $.94 per share. This represents a 10.9% increase in income from continuing operations and a 9.2% increase in earnings per share compared with the prior period income from continuing operations of $1,373 million, or $.86 per share. For the first half of 1996, income from continuing operations increased 12.5% to $2,966 million from $2,638 million for the six months ended June 30, 1995.

RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES

Communications services revenues increased $417 million or 3.4% for the quarter compared with the second quarter of 1995, and $1,072 or 4.5% for the first six months of 1996 compared with the prior year period.

                                   Three months          Six months
                                       ended               ended
                                      June 30,            June 30,
In millions                       1996      1995       1996      1995

Wireline services revenue      $11,223   $11,035    $22,536   $21,771
Wireless services revenue          854       724      1,648     1,376
Products and other services
  revenue                          536       437        905       870

Total communications
  services revenues            $12,613   $12,196    $25,089   $24,017

Operating income               $ 2,243   $ 2,180      4,567     4,186
Operating margin                  17.8%     17.9%      18.2%     17.4%

Wireline services revenue, which includes toll calling, network management, satellite services, messaging and other network enabled services, increased $188 million or 1.7% compared with the second quarter of 1995. The revenue increase quarter over quarter was driven by volume growth of 5.1% and was led by strong growth in business inbound services. For the first half of 1996, revenues increased by $765 million or 3.5% compared to the same period in 1995, led again by volume and revenue growth in business services. This growth was limited by slowed overall revenue and volume growth for the company in the consumer markets in 1996.

       16                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Volume growth for the quarter slowed from the 9.5% growth in the second quarter of 1995, reflecting expanding competition from non-traditional sources as well as continued competition from traditional sources in the consumer markets. Non-traditional competitors include third-tier and niche players such as dial-around resellers. The increased competition in the consumer markets impacted the volume growth rate for the second quarter of 1996 and could continue to impact volume growth for the remainder of the year. Total volume growth exceeded revenue growth for the quarter by 3.4% reflecting the use of promotional discounts, the increased movement of customers to optimal calling plans, the impact of targeted pricing actions and increased competition. The gap between volume growth and revenue growth for the second quarter of 1996 is lower than the second quarter 1995 gap of 4.3% and higher than the first quarter 1996 gap of 2.3%. The gap for the second quarter of 1996 reflects the impact of the increased competition in the marketplace.

Wireless services revenues, which include cellular, messaging services and air-to-ground services, grew 17.9% to $854 million in the second quarter of 1996 compared to the second quarter of 1995. On a consolidated basis, cellular revenue rose 15.9% to $802 million, while related cellular subscribers increased 32.9% to 4.5 million at the end of the quarter from
3.4 million at the end of the second quarter 1995. During the quarter, subscriber additions totaled 307 thousand, representing an 11.6% increase over second quarter 1995. Wireless services revenues grew 19.7% to $1,648 million for the first half of 1996 compared with the same period in 1995. The revenue growth in both the quarterly and year to date period was fueled by additional cellular service subscribers. Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 30.4% to 6.3 million at June 30, 1996 from 4.8 million at June 30, 1995.

Average cellular revenue per subscriber continued to decline in the second quarter of 1996 reflecting industry wide pricing pressures, as well as lower average usage per subscriber. The lower average usage per subscriber is attributed to growth in subscribers for emergency and other personal use. Consistent with the industry, average revenue per subscriber is expected to decline throughout 1996.




       17                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Products and other services revenues increased 23.0% to $536 million second quarter 1996 over second quarter 1995 led by higher consulting and outsourcing services revenues from AT&T Solutions, increased revenues from sales of submarine systems products and on-line services. For the first half of 1996, products and other services revenues grew 4.1% to $905 million compared with the same period last year. The rise was led by higher consulting and outsourcing revenues, partially offset by a decrease in the sales of cellular phones.

Operating expenses for communications services increased 3.5% to $10,370 million from $10,016 million in the second quarter of 1995 and also increased 3.5% to $20,522 million for the first half of 1996. The expense increases for both periods were driven by higher levels of selling, general and administrative expenses and network and other communications services expenses, partially offset by lower access and other interconnection expenses. The operating margin for communications services was 17.8% for the second quarter of 1996 and 17.9% for the second quarter of 1995 and increased .8% to 18.2% for the first half of 1996 compared with the same period in 1995.

Access and other interconnection expenses decreased $630 million or 14.1% from the second quarter of 1995 and $915 million or 10.3% from the six months ended June 30, 1995. The reduction reflects improved access efficiencies, lower unit costs in access, a significant reduction in international settlements and a second quarter 1996 accounting adjustment to previously estimated accruals to reflect actual billing. Access and other interconnection expenses as a percentage of wireline services revenue declined quarter over quarter to 34.3% from 40.6%, and to 35.6% from 41.0% for the year to date period. As a percentage of communications services revenues, these expenses declined to 30.5% for the quarter from 36.8% a year ago, and to 32.0% for the first half of 1996 from 37.2% for the same period in 1995.

Network and other communications services expenses increased $335 million or 19.5% quarter over quarter and $506 million or 14.6% for the first six months compared with the same period in 1995. These increases reflect higher network operating expenses; higher provisions for uncollectibles due to initial expansion of international service offerings; initiatives for AT&T Solutions offers, local services, and WorldNet* services; higher gross receipt taxes; and higher operator services expenses.


       18                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Depreciation and amortization increased $20 million, or 3.3%, from the second quarter of 1995 and $65 million, or 5.3%, for the first half of 1996 reflecting increased capital expenditures for the AT&T network, as well as the amortization of intangibles from the purchase of the remaining 48% of LIN Broadcasting. These increases were partially offset by decreased depreciation from assets written off as part of the fourth quarter 1995 charge.

Selling, general and administrative expenses ("SG&A")increased $629 million, or 19.8%, from the second quarter of 1995 and $1,035 million, or $16.8% from the first six months of 1995. SG&A as a percentage of communications services revenue was 30.3%, up 4.1% from the second quarter 1995 and 28.8%, up 3.0% from the first half of 1995. The higher SG&A expenses for both periods are due to higher marketing and sales expenses primarily in consumer long distance services, as well as initiatives for our AT&T Solutions and WorldNet businesses; initiatives for bundled offers including local services, direct billing, and customer care; and additions to the cellular subscriber base.


FINANCIAL SERVICES

Financial services revenues decreased $146 million, or 26.0%, on a quarterly basis and $226 million, or 20.1% on a year to date basis. The declines were primarily a result of the Universal Card Services Corp. ("Universal Card") securitization program but also reflect heightened competition and greater use of promotional pricing. The marketplace continues to extend lower rate offers, decreasing margins throughout the industry.

Universal Card securitized $2.0 billion of cardholder receivables in the second quarter of 1996 in order to further diversify its sources for funding receivables growth. This brings the total receivables securitized to $5.5 billion since August of 1995.

We expect promotional pricing competition to continue, which may impact operating income throughout 1996.



       19                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                         Three months        Six months
FINANCIAL SERVICES                           ended             ended
                                            June 30,          June 30,
In millions                             1996      1995    1996      1995

Financial services revenue              $419      $565    $899    $1,125

Operating income                        $ 53      $ 73    $103    $  144
Operating margin                        12.7%     13.2%   11.5%     12.9%

Universal Card Information:
                                          At June 30,
In millions                             1996       1995

Total book finance receivables       $ 7,666    $12,314
Total managed finance receivables    $13,166    $12,314
Cardholder accounts                     18.3       16.3

Universal Card book receivables, which exclude the $3.5 billion and the $2.0 billion of receivables securitized in 1995 and 1996, respectively, were $7.7 billion at the end of the second quarter. Universal Card retained the servicing and customer relationships of the securitized credit card accounts.

Financial services expenses decreased $126 million, or 25.5%, for the quarter ended June 30, 1996 and $185 million, or 18.8% for the six months ended June 30, 1996. This reflects a decrease in direct portfolio expenses (interest, provisions for losses, and other related costs) of $150 million for the quarter, and $212 million year to date, due to reductions associated with the securitization program. The reductions due to the securitization program are partially offset by increases in the provision for losses associated with the continued decline in portfolio credit performance. Selling, general and administrative expenses increased $24 million quarter over quarter and $27 million for the six months ended June 30, 1996 compared with the prior year primarily due to the introduction of the new Universal Rewards loyalty program and higher than expected redemptions from the discontinuation of the previous program.


       20                                          AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial services operating income decreased $20 million compared to the second quarter of 1995 and $41 million for the six months ended June 30, 1996 compared with the prior year. The operating margin percentage decreased to 12.7% compared with 13.2% for the second quarter of 1995 and to 11.5% compared with 12.9% for the first half of 1996. The lower operating margins were due to the continued decline in portfolio credit performance, as well as increased selling, general and administrative expenses.

OTHER INCOME STATEMENT ITEMS

Other income increased $41 million quarter over quarter and $100 million for the six months ended June 30, 1996 compared to the same period of 1995. The year to date increase was primarily due to gains on the sale of cellular interests in Mexico and the sale of a real estate joint venture in the first quarter as well as various items in the second quarter, none of which were significant individually.

Interest expense decreased $14 million, or 12.2% from the second quarter of 1995, primarily reflecting a lower level of average debt outstanding. Interest expense for the first six months of 1996 increased $5 million reflecting a higher level of average debt outstanding for the six months of 1996 as compared to the six months of 1995.

The provision for income taxes decreased $52 million for the quarter, reflecting a lower effective tax rate. The declines in the effective tax rates to 33.8% from 37.6% quarter over quarter, and to 36.2% from 37.5% for the first six months of 1996 compared with the same period of 1995 were primarily associated with tax benefits to AT&T from various legal entity restructurings.

Loss from discontinued operations increased $14 million to $32 million for the second quarter of 1996 compared with the same period last year, and increased $28 million to $113 million for the first half of 1996 compared with the first half of 1995. The loss from discontinued operations includes the results of Lucent, NCR and AT&T Capital. Discontinued operations also includes the elimination of intercompany transactions, an allocation of AT&T's interest expense (based on the ratio of net assets of discontinued operations to total AT&T consolidated assets), and a portion of AT&T's consolidated taxes attributable to discontinued businesses.



       21                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Included in the year to date loss from discontinued operations is a non-recurring tax benefit of $155 million recorded in the first quarter of 1996. This benefit is the result of reversing deferred tax liabilities on the undistributed earnings of Lucent's non-United States consolidated subsidiaries. The subsidiaries have the ability and specific intention to permanently reinvest such undistributed earnings. These deferred tax liabilities previously reduced income from discontinued operations in earlier years.

FINANCIAL CONDITION

JUNE 30, 1996 VERSUS DECEMBER 31, 1995

Assets attributable to continuing operations decreased $2.1 billion, or 3.8%. This decrease is primarily due to a decline in current assets of $3.2 billion partially offset by an increase in net property plant and equipment. The current asset decline was driven by decreases in both finance receivables and current deferred income tax assets, partially offset by increases in other current assets and accounts receivable. Total assets, including net assets of discontinued operations, decreased $4.5 billion, or 7.1% in the first six months of 1996.

Finance receivables decreased from December 31, 1995 mainly due to the Universal Card securitization of $2.0 billion in the first half of 1996 and the normal seasonal decline as a result of higher levels of consumer purchases in the fourth quarter of 1995 with increased payments resulting in the first quarter of 1996.

The decrease in current deferred income tax assets is due to long-term deferred income tax liabilities at December 31, 1995 becoming current deferred income tax liabilities mainly in the first quarter of 1996. Since current deferred income taxes are in an asset position, this results in a decrease in current deferred income tax assets and a decrease in long-term deferred income tax liabilities.

The increase in other current assets is primarily due to prepaid equipment purchases of $500 million from Lucent pursuant to a purchase agreement.



       22                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The increase in accounts receivable was primarily due to the remaining balance of accounts receivable retained by AT&T as part of the restructuring plan and normal business activity.

Net property, plant and equipment increased $604 million from December 31, 1995 reflecting increased expenditures for the AT&T network.

Working capital, defined as current assets less current liabilities, increased $5.2 billion from year-end due to a $7.5 billion decrease in debt maturing within one year and a decrease in benefit-related liabilities, partially offset by the decline in current assets discussed above. Debt maturing within one year decreased primarily due to the assignment of debt to Lucent, Lucent directly obtaining external financing, and lower levels of debt for Universal Card due to the securitization program. Benefit-related liabilities decreased $511 million primarily due to the annual payment of year-end employee bonuses in the first quarter of 1996.

Long-term deferred income tax liabilities declined $809 million due to the reclassification of deferred income taxes to current as discussed previously. Long term debt decreased $512 million reflecting amounts becoming current and therefore, reclassified to short term debt.

Shareowner's equity increased primarily due to the year to date net income of $2.9 billion, the sale of Lucent stock recorded as an equity transaction (see Note (b)) and shares issued under employee plans, partially offset by dividends paid.

Net assets of discontinued operations decreased $2.3 billion primarily due to the assignment of debt to Lucent as noted above partially offset by an increase in Lucent's current assets.

The ratio of total debt to total capital (total debt and equity) decreased to 36.1% at June 30, 1996, compared with 54.5% at December 31, 1995. Excluding financial services operations, the debt ratio was 22.1% at June 30, 1996 compared with 41.3% at December 31, 1995. The decrease is primarily due to Lucent borrowing on its own behalf.

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

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Cash flows provided by operating activities from continuing operations decreased $716 million compared with the same six-month period of 1995 primarily due to prepaid equipment purchases from Lucent in 1996 and payments of $228 million related to the 1995 restructuring and other charges. Of the 17,000 positions related to continuing operations included in the fourth quarter of 1995 restructuring charges, approximately 4,000 people have left the payroll as of June 30, 1996. The increased use of cash was partially offset by an increase in income from continuing operations of $328 million.

For the six months ended June 30, 1996, net cash provided by investing activities of continuing operations of $550 million increased $4,118 million compared with the $3,568 million net cash used in the second half of 1995. This year over year increase is due to the proceeds from the Universal Card securitizations, a lower level of license acquisitions, and a decrease in finance receivables. These changes were partially offset by increases in cash outflows for capital expenditures related to the AT&T network.

Net cash used in financing activities of $2,709 million increased $2,822 million compared to net cash provided of $113 million for the comparable period of 1995. The increase was due to decreases in both long term debt issuances and short term debt borrowings as well as increases in retirements of long term debt. These changes in debt activity reflect the use of alternative sources of funding, such as securitizations and cash collections of the $2.0 billion in accounts receivable retained by AT&T continuing operations as part of the restructuring plan, as well as the impact of Lucent obtaining its own external financing in 1996.


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

RECENT PRONOUNCEMENTS

In June, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement requires that liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practical. It also requires that servicing assets and other retained interests in the transferred assets be recognized and measured by allocating the previous carrying amount between the assets sold and retained interests based upon their relative fair values at the date of transfer. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and early adoption is prohibited. Management does not expect the adoption of this standard to have a material impact on AT&T's consolidated financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

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

The Telecommunications Act also permits an RBOC to petition the Federal Communications Commission ("FCC") at any time for permission to provide interexchange services originating in any state in its region. The FCC cannot approve such a request unless, among other things, (i) approval is consistent with the public interest, (ii) the RBOC has implemented the Telecommunications Act checklist of conditions, including those imposed by
       25                                           AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the Telecommunications Act rules and regulations, throughout such state and
(iii) generally, the RBOC faces facilities-based competition for business and residential customers within such state. Once authorized to provide interexchange services in a single in-region state, an RBOC is also permitted to begin manufacturing telecommunications equipment.
Furthermore, the Telecommunications Act permits immediate RBOC provision of interexchange services outside of its home service areas and certain incidental interexchange services, such as those provided in conjunction with commercial mobile and cellular services, information services, alarm monitoring and video and audio programming services within their home service area.

In August 1996, the FCC adopted rules and regulations (the "Implementing Rules") to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with LEC networks and the standards governing the purchase of unbundled elements and wholesale services. The Implementing Rules rely on each state to develop the specific rates and procedures in such state within the framework prescribed by the FCC for developing such rates and procedures.

For example, the Implementing Rules identify a minimum set of technically feasible points of interconnection that an incumbent LEC must provide; identify a minimum set of network elements that must be made available by an incumbent LEC on an unbundled basis, without restriction; and require incumbent LECs to provide nondiscriminatory access to operations support systems for ordering, provisioning, maintenance and repair.

In addition, the Implementing Rules require states to set prices for interconnection and unbundled elements pursuant to a forward looking economic cost pricing methodology which is based on the Total Element Long-Run Incremental Cost ("TELRIC") of providing a particular network element plus a reasonable share of forward-looking joint and common costs.  If states are unable to conduct a cost study to determine such rates within the statutory time frame for arbitrating interconnection disputes, the Implementing Rules establish default ranges or ceilings for unbundled network elements.  Although the FCC deferred interstate access charge reform to another proceeding, the Implementing Rules only permit incumbent LECs to recover from interexchange carriers using unbundled network elements for local service certain portions of the current interstate access charges.  Such interexchange carriers will not be required to pay these charges as of the earliest of (i) July 1, 1997, (ii) the effective date of final decisions by the FCC in its universal service and access
       26                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

charge reform proceedings, which are expected to result in new cost-based access charges and a new service fund to subsidize universal service, or
(iii) in the case of an RBOC, the date upon which such RBOC receives authority to provide in-region long-distance service. Finally, the Implementing Rules establish a methodology that states must use for determining the wholesale rates that LECs must provide to resellers of their services and which is based on retail rates less marketing, billing, collection and other avoided or avoidable costs. In addition, the Implementing Rules establish a default discount in the range of 17-25% that states may use pending implementation of this methodology.

AT&T believes that the establishment of uniform national interconnection standards, the pricing principles adopted, and the flexibility inherent in the unbundling of network elements should promote service competition in the LEC's monopoly markets and provide AT&T with new market opportunities. However, there can be no assurance the Implementing Rules will achieve their intended purpose or provide for effective local service entry and competition. A significant factor for successful entry by AT&T and others will be the adoption, at the state level, of acceptable rates and procedures for entrants, including certification by state regulatory agencies and LEC interconnection agreements arbitrated and approved by state regulatory agencies.

By March of 1996, AT&T had applied for permission to provide local service in all 50 states. At July 31, 1996, AT&T had received authority to provide service in 29 states and anticipates that it will receive the remaining approvals as the other states take the actions contemplated by the Telecommunications Act and the Implementing Rules. While the Telecommunications Act makes clear that no state can prohibit AT&T or any other entity from providing local services, AT&T cannot be certain as to when it will receive certification in each state and the conditions that might attach to each such certification.

In addition to the matters referred to above, various other factors, including market acceptance, start-up and ongoing costs associated with the provision of new services and local conditions and obstacles, could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service. Because it is widely anticipated that substantial numbers of customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably

       27                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

provide local service at competitive rates or delays in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings. In addition, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's long-distance revenues and could adversely affect earnings.

COMPETITION

AT&T currently faces significant competition and expects that the level of competition will continue to increase. The competitive environment has intensified in recent months as current and potential competitors have taken actions to position themselves for the implementation of the Telecommunications Act, such as entering into long-term contracts with business customers in currently monopoly markets. As public policy and technological changes occur, including those occasioned by enactment of the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services market. These may include entrants from other segments of the telecommunications and information services industry and/or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships. Furthermore, consolidation of monopoly local exchange carriers through the recently announced mergers of Bell Atlantic Corp./Nynex Corp. and SBC Communications Inc./Pacific Telesis Group will, if allowed to proceed, eliminate competition in the construction of local facilities in the states of the combining RBOCs, and potentially aggravate the RBOCs' advantage in providing interexchange services due to the high level of telecommunications traffic conducted between formerly distinct in-region areas. Finally, to the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages.

FORWARD LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form

       28                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including the adoption of balanced and effective rules and regulations by the FCC and the state public regulatory agencies and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. These include, but are not limited to:

- - the efficacy of the Implementing Rules and other rules and regulations to be adopted by the FCC to implement the provisions of the Telecommunications Act;

- - the outcome of negotiations with LECs and state regulatory arbitrations and approvals with respect to interconnection agreements;

- - the timing of receipt of, and the conditions that attach to, certification to provide local service in each state;

- - success and market acceptance for new offerings, including local service; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new offerings; and local conditions and obstacles;

- - competitive pressures, including pricing pressures, technological developments and the ability to offer combined service packages that include local service; the extent and pace at which different competitive environments develop for each segment of the telecommunications industry; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

- - the availability, terms and deployment of capital;

- - general economic conditions, government and regulatory policies, and business conditions in the communications industry.

Readers are cautioned not to put undue reliance on such forward looking statements. For a more detailed description of these and additional uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements, see "Results of Operations", "Financial Condition", "Regulatory and Legislative Developments", and "Competition". As described elsewhere in this Form 10-Q, these uncertainties and factors could adversely affect the timing and success of AT&T's entrance into the local exchange services market and


       29                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T's ability to offer combined service packages that include local service, thereby adversely affecting AT&T's future revenues and earnings. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



       30                                    AT&T Form 10-Q - Part II



                     Part II - Other Information


Item 1. Legal Proceedings.

   On February 14, 1996, Bell Atlantic Corporation and DSC Communications Corporation filed a complaint against AT&T and Lucent in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that AT&T has monopolized or attempted to monopolize alleged markets for communications transmission equipment, related software and caller identification services. The complaint seeks injunctive relief and damages, after trebling, of approximately $3.5 billion. In June 1996, AT&T's motions to dismiss the complaint on procedural grounds and to transfer venue were denied. AT&T does not believe that the complaint has merit and intends to defend the lawsuit vigorously.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit:

            Exhibit Number

            12 Computation of Ratio of Earnings to Fixed Charges

            27 Financial Data Schedule

            99 Information Statement dated as of July 24, 1996
               concerning the distribution of 524,624,894 shares of Lucent Technologies Inc.

        (b) Reports on Form 8-K:

            Form 8-K dated June 6, 1996 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and
            Exhibits)




       31                                       AT&T Form 10-Q

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date August 13, 1996
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)





       32                                       AT&T Form 10-Q

                            EXHIBIT INDEX



EXHIBIT
NUMBER


12           Computation of Ratio of Earnings to Fixed Charges

27           Financial Data Schedule

99 Information Statement dated as of July 24, 1996 concerning the distribution of 524,624,894 shares of Lucent Technologies Inc.