Form 10-Q
period 1996-09-30
AT&T CORP
filed 1996-11-13
CIK 5907

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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


At October 31, 1996, 1,620,284,000 common shares were outstanding.









       2                                            AT&T Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                             For the Three    For the Nine
                                             Months Ended     Months Ended
                                             September 30,    September 30,
                                             1996    1995     1996    1995
Revenues
Communications services.................. $12,832 $12,335  $37,651 $36,068
Financial services ......................     396     585    1,295   1,710
Total revenues...........................  13,228  12,920   38,946  37,778

Operating Expenses
Access and other interconnection.........   4,086   4,364   12,106  13,299
Network and other
  communications services................   1,880   1,741    5,604   5,021
Depreciation and amortization ...........     744     662    2,054   1,901
Selling, general and administrative .....   3,913   3,219   11,049   9,334
 Total communications services expenses..  10,623   9,986   30,813  29,555
Financial services expenses..............     431     538    1,227   1,519
Total operating expenses ................  11,054  10,524   32,040  31,074

Operating income ........................   2,174   2,396    6,906   6,704
Other income - net ......................      83     117      290     226
Interest expense ........................      72     135      292     350
Income from continuing operations
  before income taxes ...................   2,185   2,378    6,904   6,580
Provision for income taxes ..............     826     853    2,538   2,427
Income from continuing operations .......   1,359   1,525    4,366   4,153
Discontinued Operations:
Income(loss) from discontinued operations
 net of taxes of $18, ($417),
 ($354) and ($412), respectively.........      73  (1,263)     (81) (1,338)
Net income .............................. $ 1,432 $   262  $ 4,285 $ 2,815

Weighted average common shares
   outstanding (millions)................   1,618   1,594    1,613   1,588
Earnings per common share:
 Income from continuing operations ...... $  0.84 $  0.96  $  2.71  $ 2.61
 Income(loss) from discontinued operations   0.05   (0.80)   (0.05)  (0.84)
 Net income ............................. $  0.89 $  0.16  $  2.66  $ 1.77
Dividends declared per
   common share.......................... $  0.33 $  0.33  $  0.99 $  0.99




          See Notes to Consolidated Financial Statements







       3                                            AT&T Form 10-Q - Part I

                        CONSOLIDATED BALANCE SHEETS
                (Dollars in Millions Except Share Amounts)
                                (Unaudited)


                                       September 30,  December 31,
                                           1996          1995
ASSETS

Cash and cash equivalents .............. $   568       $   129

Receivables less allowances
  of $1,286 and $1,252, respectively
  Accounts receivable...................   9,309         8,359
  Finance receivables...................   6,528        10,665

Deferred income taxes...................   1,578         2,437

Other current assets....................     957           498

Total current assets....................  18,940        22,088

Property, plant and equipment, net
  of accumulated depreciation of
 $18,538 and $17,621, respectively......  17,725        16,083

Licensing costs, net of accumulated
  amortization of $880
  and $743, respectively................   8,143         8,056

Investments.............................   3,785         3,646

Long-term finance receivables...........     753           768

Prepaid pension costs...................   1,973         1,793

Other assets............................   2,401         2,535

Net assets of discontinued operations...   2,758         7,426

TOTAL ASSETS............................ $56,478       $62,395


                              (CONT'D)












       4                                          AT&T Form 10-Q - Part I

                   CONSOLIDATED BALANCE SHEETS (CONT'D)
                (Dollars in Millions Except Share Amounts)
                                (Unaudited)


                                       September 30,  December 31,
                                           1996          1995
LIABILITIES
Accounts payable.......................  $ 5,557      $ 5,089
Payroll and benefit-related
  liabilities..........................    2,614        2,908
Debt maturing within one year..........    3,261       12,176
Dividends payable......................      534          527
Other current liabilities..............    4,276        3,880

Total current liabilities..............   16,242       24,580

Long-term debt.........................    7,851        8,542
Long-term benefit-related liabilities..    3,088        2,871
Deferred income taxes..................    4,535        5,446
Other long-term liabilities and
  deferred credits.....................    3,709        3,682

Total liabilities .....................   35,425       45,121

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,619        1,596
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,619,380,000 at September 30, 1996
  1,596,005,351 at December 31, 1995
Additional paid-in capital.............   17,635       16,614
Guaranteed ESOP obligation.............      (96)        (254)
Foreign currency translation
  adjustments..........................      (70)           5
Retained earnings (deficit)............    1,965         (687)

Total shareowners' equity..............   21,053       17,274

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $56,478      $62,395








          See Notes to Consolidated Financial Statements.







       5                                            AT&T Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1996      1995
Operating Activities
Net income ..............................      $ 4,285   $ 2,815
Add: loss from discontinued operations ..           81     1,338
Income from continuing operations .......        4,366     4,153

Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization for
     communications services.............        2,054     1,901
   Provision for uncollectibles..........        1,629     1,550
   Increase in accounts receivable.......       (1,770)   (1,767)
   Increase in accounts payable..........          324       367
   Net (increase) decrease in other
     operating assets and liabilities....         (496)      141
   Other adjustments for non-cash
     items - net.........................           63       174

Net cash provided by operating
  activities of continuing operations....        6,170     6,519

Investing Activities
  Capital expenditures...................       (3,792)   (2,566)
  Proceeds from sale or disposal of
    property, plant and equipment........           58       139
  Decrease (increase) in
    finance receivables..................          779    (1,032)
  Proceeds from securitization of
    finance receivables..................        3,000       998
  Acquisitions of licenses...............         (215)   (1,878)
  Net increase in investments............         (278)      (56)
  Disposition (acquisition) of businesses          160      (185)
  Other investing activities - net.......           20        69

Net cash used in investing activities
 of continuing operations................         (268)   (4,511)



                                 (CONT'D)









       6                                            AT&T Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1996      1995

Financing Activities
  Proceeds from long-term debt issuances.            -     2,389
  Retirements of long-term debt..........         (956)     (661)
  Issuance of common shares..............        1,165       973
  Dividends paid.........................       (1,588)   (1,563)
  (Decrease) increase in short-term
    borrowings - net.....................       (4,805)    1,647
  Other financing activities - net.......        1,913        25

Net cash (used in) provided by financing
  activities of continuing operations....       (4,271)    2,810

Effect of exchange rate
  changes on cash........................          (25)        2

Net cash used in
  discontinued operations................       (1,167)   (1,514)

Net increase in cash
 and cash equivalents....................          439     3,306

Cash and cash equivalents
  at beginning of year...................          129       220

Cash and cash equivalents
  at end of period.......................      $   568   $ 3,526














           See Notes to Consolidated Financial Statements






       7                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(a)  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of man-agement, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated re-sults of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1995 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1995, Form 8-K dated March 21, 1996 and the current year's previously issued Forms 10-Q.

(b) DISCONTINUED OPERATIONS

On September 20, 1995, AT&T Corp. announced a plan, subject to certain conditions, to separate into three independent, publicly held, global companies: communications services (AT&T), communications systems and technologies (Lucent Technologies Inc., "Lucent") and transaction-intensive computing (NCR Corporation, "NCR"). On April 10, 1996,
Lucent sold 112 million shares of common stock in an initial public offering ("IPO"), representing 17.6% of the Lucent common stock outstanding. Because of AT&T's plan to spin-off its remaining 82.4% interest in Lucent, the sale of the Lucent stock was recorded as an equity transaction, resulting in an increase in AT&T's Additional Paid-In Capital at the time of the IPO of $2.6 billion. In addition, in connection with the restructuring, Lucent assumed $3.7 billion of AT&T debt. On September 30, 1996, AT&T distributed to AT&T shareowners of record as of September 17, 1996, the remaining Lucent common stock held by AT&T. The shares were distributed on the basis of .324084 of a share of Lucent for each AT&T share outstanding. As a result of this distribution, AT&T's shareowners' equity was reduced by $2.7 billion.
The net impact of the Lucent IPO and the distribution of the remaining Lucent common stock was a reduction of $109 million to AT&T's shareowners' equity. The distribution of Lucent common stock to AT&T shareowners was a noncash transaction which did not affect the Company's results of operations. As of October 1, 1996, Lucent's results of operations will no longer be included in the income from discontinued operations.

AT&T intends to distribute its 100% interest in NCR by the end of 1996 to AT&T shareowners.







       8                                            AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


Also announced as part of the plan was the Company's intent to pursue the sale of its remaining approximate 86% interest in AT&T Capital Corporation ("AT&T Capital"). On October 1, 1996, AT&T sold its remaining interest in AT&T Capital for approximately $1.8 billion.

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of AT&T have been restated to reflect the dispositions of Lucent and AT&T Capital and the planned dispositions of NCR and other businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported as "Income (loss) from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used by discontinued operations" for all periods presented. In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses and to improve comparability within the communications services industry.


















       9                                       AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


     Summarized financial information for the discontinued operations is as follows:
                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                       September 30,       September 30,
                                       1996    1995        1996    1995

          Revenues                   $7,259  $ 6,784     $20,147  $19,700
          Income (loss) before
            income taxes                 91   (1,680)       (435)  (1,750)
          Net income (loss)          $   73  $(1,263)    $   (81) $(1,338)


                                          At Sept.    At Dec.
                                         30, 1996*   31, 1995

          Current Assets                  $ 7,196     $17,415
          Total Assets                     16,005      34,181
          Current Liabilities               8,155      14,787
          Total Liabilities                13,247      26,755
          Net assets of discontinued
            operations                    $ 2,758     $ 7,426

          * Excludes Lucent due to the completion of the spin-off on September 30, 1996.

     The income (loss) before income taxes includes allocated interest expense of $3 million and $33 million for the quarters ended
     September 30, 1996 and September 30, 1995, respectively, and $35 million and $87 million for the nine months ended September 30, 1996 and 1995, respectively. Interest expense is allocated to discontinued operations based on a ratio of net assets of discontinued operations to total AT&T consolidated assets.

     The net loss for the third quarter of 1995 includes restructuring and other charges for NCR of $1,597 million ($1,172 million or $.74 per share, net of taxes).




       10                                      AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


(c)  CREDIT HOLDINGS

     In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation) and certain public debt of its majority owned subsidiary, AT&T Capital Corporation, outstanding at March 31, 1993. At September 30, 1996 $339.5 million of the guaranteed debt remained outstanding.

     AT&T Credit Holdings, Inc. holds the majority of AT&T's investment in AT&T Capital Corporation (which was sold on October 1, 1996) and the lease finance assets of the former AT&T Credit Corporation. The following table shows summarized consolidated financial information for AT&T Credit Holdings, Inc., which consolidates the accounts of AT&T Capital Corporation. Consistent with AT&T's presentation, the net operating results and net assets of AT&T Capital have been reported as "Discontinued Operations". The summarized financial information includes transactions with AT&T that are eliminated in consolidation.

                                        For the Nine
                                        Months Ended
                                        September 30,
                                      1996         1995
     Total revenue from
       continuing operations             $  136       $  132
     Interest expense                         7            8
     Selling, general and
       administrative expense                 7            7
     Income from continuing operations        9           14
     Income from discontinued operations     84           62
     Net income                          $   93       $   76















       11                                 AT&T Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


                                          At            At
                                     September 30,  December 31,
                                         1996          1995

     Finance receivables                 $1,144        $1,149
     Net assets of discontinued
       operations                           916           835
     Total assets                         2,453         2,355
     Total debt                              90           100
     Total liabilities                    1,387         1,343
     Total shareowner's equity           $1,066        $1,012



(d) OPERATING EXPENSES OF FINANCIAL SERVICES

    Operating expenses of the financial services segment, which excludes AT&T Capital, are comprised of the following:

                                     For the Three          For the Nine
                                     Months Ended           Months Ended
                                     September 30,          September 30,
                                    1996        1995       1996       1995

     Interest expense              $  88       $ 165     $  317     $  489
     Provision for losses            124         206        374        550
     Other costs                     101         103        303        328
     Selling, general and
       administrative                118          64        233        152
      Total                        $ 431       $ 538     $1,227     $1,519


(e) RECLASSIFICATIONS

    Prior period amounts have been reclassified to conform to the current presentation.














       12                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

On September 20, 1995, AT&T Corp. ("AT&T" or the "Company") announced a plan, subject to certain conditions, to separate into three independent, publicly held, global companies: communication services (AT&T), communications systems and technology (Lucent Technologies Inc., "Lucent") and transaction-intensive computing (formerly Global Information Solutions, now NCR Corporation, "NCR"). On April 10, 1996, Lucent sold 112 million shares of common stock in an initial public offering ("IPO"), representing 17.6% of the Lucent common stock outstanding. Because of AT&T's plan to spin off its remaining interest in Lucent, the sale of Lucent stock was recorded as an equity transaction, resulting in an increase in AT&T's Additional Paid-In Capital at the time of the IPO of $2.6 billion. In addition, in connection with the restructuring, Lucent assumed $3.7 billion of AT&T debt. On July 18, 1996, AT&T's board of directors approved the distribution of the remaining 524,624,894 shares of Lucent common stock to AT&T's shareowners. On September 30, 1996, AT&T distributed to AT&T shareowners of record as of September 17, 1996 the Lucent common stock held by AT&T. The Lucent shares were distributed on the basis of .324084 of a share of Lucent for each AT&T share outstanding. As a result of this distribution AT&T's shareowners' equity was reduced by $2.7 billion. Thus, the net impact of the Lucent IPO and the distribution of the remaining Lucent common stock was a reduction of $109 million to AT&T's shareowners' equity. The distribution of Lucent common stock to AT&T shareowners was a noncash transaction which did not affect AT&T's results of operations. As of October 1, 1996, Lucent's results of operations will no longer be included in the income from discontinued operations.

AT&T shareowners received stock certificates for whole shares of Lucent and cash payments for fractional shares. AT&T received a favorable Private Letter Ruling from the Internal Revenue Service on March 21, 1996 that confirmed the tax-free status of the Lucent distribution. Therefore the dividend qualified as tax-free for federal tax purposes, except to the extent that cash was received instead of fractional shares.

AT&T intends to distribute its 100% interest in NCR by the end of 1996 to AT&T shareowners. AT&T and NCR have also received a favorable Private Letter Ruling from the Internal Revenue Service confirming the tax-free status of the planned NCR distribution.

Also announced as part of the plan was the Company's intent to pursue the sale of its remaining approximate 86% interest in AT&T Capital Corporation ("AT&T Capital"). On October 1, 1996, AT&T sold its remaining interest in AT&T Capital for approximately $1.8 billion.







       13                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


AT&T's Board of Directors also reviewed the AT&T dividend policy and has decided to maintain its regular quarterly dividend of $.33 per share. The declaration and payment of future dividends, however, is subject to the discretion of the Board of Directors and will depend on the results of operations, financial condition, cash requirements and future prospects of AT&T, general economic conditions and other factors deemed relevant by the Board of Directors. Separately, AT&T and Lucent declared third quarter dividends of $.33 and $.075 per common share respectively, payable November 1, 1996, to shareowners of record on September 12, 1996. AT&T received payment of approximately 82.4% of the Lucent dividend, because the record date of September 12, 1996 was prior to the September 30, 1996 spin-off of AT&T's remaining interest in Lucent.

The Company believes that the spin-offs of Lucent and NCR and the sale of AT&T Capital will enhance AT&T's ability to focus on strategic businesses that add value to customers, to take advantage of new opportunities and to improve operating efficiencies. However, upon separation, the ongoing AT&T will no longer have the benefits of vertical integration of its manufacturing and services businesses (i.e., the ability to purchase equipment at cost to manufacture). Accordingly, AT&T's equipment purchase costs and related depreciation associated with the AT&T network will increase over time.

As a result of the above activities, AT&T has restated its Consolidated Financial Statements pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") to reflect the dispositions of Lucent and AT&T Capital and the planned dispositions of NCR and other businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported as "Income (loss) from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used by discontinued operations". In addition, the consolidated results for continuing operations have been reclassified to reflect the results of the ongoing AT&T businesses, to improve comparability within the communications services industry and to conform to the current presentation.

For a detailed discussion of the results for Lucent, NCR and AT&T Capital, refer to their separate Form 10-Qs and other reports filed with the Securities and Exchange Commission.







       14                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues from continuing operations grew 2.4% to $13,228 million for the quarter ended September 30, 1996 compared to $12,920 million in the third quarter of 1995. For the nine months ended September 30, 1996, revenues from continuing operations increased 3.1% to $38,946 million from $37,778 million in the nine-month period of 1995. This growth was achieved amidst heightened competition, especially in our consumer services business. It is likely that competitive pressures will continue and may increase.

Operating income decreased 9.2% to $2,174 million for the third quarter of 1996, down $222 million from $2,396 million in the third quarter of 1995. Operating margin for the third quarter when compared to the same period in 1995 decreased to 16.4% from 18.5% primarily due to higher selling, general and administrative expenses partially offset by lower access and other interconnection expenses.

Operating income for the nine months ended September 30, 1996 was $6,906 million, an increase of $202 million or 3.0% from $6,704 million in the nine-month period of 1995. For the nine months ended September 30, 1996, operating margin remained flat at 17.7% when compared to the same period in 1995, primarily due to lower access and other interconnection expenses offset by higher selling, general and administrative expenses as well as higher network and other communications services expenses.

Quarterly income from continuing operations was $1,359 million, or $.84 per share. This represents a 10.9% decrease in income from continuing operations and a 12.2% decrease in earnings per share compared with income from continuing operations of $1,525 million, or $.96 per share, in the third quarter of 1995. For the nine months ended September 30, 1996, income from continuing operations increased 5.1% to $4,366 million from $4,153 million in the nine-month period of 1995.





















       15                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES

Communications services revenues increased $497 million or 4.0% for the quarter compared with the third quarter of 1995, and $1,583 million or 4.4% for the nine-month period of 1996 compared with the same period in 1995.

                                   Three months         Nine months
                                       ended                ended
                                   September 30,        September 30,
$ In millions                       1996      1995       1996      1995

Wireline services revenue      $11,552   $11,298    $34,106   $33,014
Wireless services revenue          892       758      2,539     2,134
Products and other services
  revenue                          388       279      1,006       920

Total communications
  services revenues            $12,832   $12,335    $37,651   $36,068
Operating income                 2,209     2,349      6,838     6,513
Operating margin                  17.2%     19.0%      18.2%     18.1%

Wireline services revenue, which includes toll calling, network management, satellite services, messaging and other network enabled services, increased $254 million or 2.2% compared with the third quarter of 1995. The revenue increase quarter over quarter was driven by volume growth of 5.1%. This volume growth was led by strong growth in business inbound services. For the nine months ended September 30, 1996, revenues increased by $1,092 million or 3.3% compared to the same period in 1995, led again by volume growth in business inbound services. Overall revenue growth was limited by continued slower consumer services revenue growth due to relatively flat volume growth.

Volume growth for the quarter slowed from the more than 8.5% growth for the third quarter of 1995, reflecting competitive pressures from traditional sources in the consumer markets as well as non-traditional sources such as third-tier and dial-around resellers. The increased competition in the consumer markets may also impact the volume growth for the fourth quarter of 1996. Total volume growth exceeded revenue growth for the quarter by 2.9% reflecting the use of promotional discounts, the increased movement of customers to optimal calling plans, the impact of targeted pricing actions and increased competition.








       16                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Wireless services revenue, which includes cellular, messaging services and air-to-ground services, grew 17.7% to $892 million in the third quarter of 1996 compared to the third quarter of 1995. Cellular revenue rose 15.1% to $834 million, while consolidated cellular subscribers increased 33.3% to
4.8 million at the end of the quarter from 3.6 million at the end of the third quarter 1995. During the quarter, consolidated subscribers increased 245,000, representing a 15.7% increase over third quarter 1995 net additions. Wireless services revenues grew 19.0% to $2,539 million for the nine months ended September 30, 1996 compared with the same period in 1995. The revenue growth in both the quarterly and year to date periods was fueled by additional cellular service subscribers. Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 31.2% to 6.6 million at September 30, 1996 from 5.0 million at September 30, 1995.

Average revenue per cellular subscriber continued to decline in the third quarter of 1996 reflecting industry wide pricing pressures, as well as lower average usage per subscriber. The lower average usage per subscriber is attributed to growth in subscribers who are more casual users (e.g. for emergency and other personal use). Average revenue per subscriber is expected to continue to decline in the fourth quarter of 1996.

Products and other services revenue increased 38.8% to $388 million in the third quarter 1996 compared with the third quarter 1995 led by higher revenues from business value added services, consulting and outsourcing services from AT&T Solutions and on-line services. For the nine months ended September 30, 1996, products and other services revenue grew 9.2% to $1,006 million compared with the same period in 1995. The increase was led by higher revenues from on-line services, business value added services and consulting and outsourcing services, partially offset by decreased sales of cellular phones associated with AT&T's de-emphasis of this product.

Operating expenses for communications services increased 6.4% to $10,623 million from $9,986 million in the third quarter of 1995 and increased 4.3% to $30,813 million for the nine-month period of 1996 compared with the same period in 1995. The expense increases for both periods were driven by higher levels of selling, general and administrative expenses and network and other communications services expenses, partially offset by lower access and other interconnection expenses. The operating margin for communications services decreased 1.8 percentage points to 17.2% for the third quarter of 1996 from 19.0% for the third quarter of 1995 and increased .1 percentage point to 18.2% for the nine months ended September 30, 1996 from 18.1% for the same period in 1995.








       17                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Access and other interconnection expenses decreased $278 million or 6.4% from the third quarter of 1995 and $1,193 million or 9.0% from the nine months ended September 30, 1995. The reductions reflect lower unit costs in access, reductions in international settlements and improved access efficiencies. The decrease for the nine-month period of 1996 when compared to the same period in 1995 was also partially due to a second quarter 1996 accounting adjustment to previously estimated accruals to reflect actual billing. Access and other interconnection expenses as a percentage of wireline services revenue declined quarter over quarter to 35.4% from 38.6%, and to 35.5% from 40.3% for the year to date period. As a percentage of communications services revenues, these expenses declined to 31.8% for the quarter from 35.4% for the third quarter of 1995, and to 32.2% for the nine-month period of 1996 from 36.9% for the same period in 1995.

Network and other communications services expenses increased $139 million or 8.0% from the third quarter of 1996. The increase was mainly attributable to higher provisions for uncollectibles; costs for AT&T Solutions offers, local services, and WorldNet* services; higher gross receipt taxes; and higher operator services expenses; partially offset by lower network operating expenses. For the nine-month period of 1996, network and other communications services expenses increased $583 million or 11.6% compared with the same period in 1995 due to higher provisions for uncollectibles; costs for AT&T Solutions offers, local services, and WorldNet services; higher gross receipt taxes; and higher operator services expenses.

Depreciation and amortization increased $82 million, or 12.2%, from the third quarter of 1995 and $153 million, or 8.0%, for the nine-month period of 1996 reflecting increased capital expenditures for the AT&T network, as well as the amortization of goodwill and licenses acquired in the purchase of the remaining 48% of LIN Broadcasting in the fourth quarter of 1995. These increases were partially offset by decreased depreciation from assets written off as part of the fourth quarter 1995 charge.

Selling, general and administrative expenses ("SG&A") increased $694 million, or 21.6%, from the third quarter of 1995 and $1,715 million, or 18.4% from the nine-month period of 1995. SG&A as a percentage of communications services revenue was 30.5% for the third quarter, up 4.4 percentage points from the third quarter of 1995 and 29.3% for the nine-month period of 1996, up 3.5 percentage points from the nine-month period in 1995. The higher SG&A expenses for both periods are due to higher


* (Service mark of AT&T)






       18                                       AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


marketing and sales expenses primarily for consumer services, initiatives for our AT&T Solutions and WorldNet businesses, local service entry, customer care, and additions to the cellular subscriber base.

FINANCIAL SERVICES

Financial services revenues decreased $189 million, or 32.2%, on a quarterly basis and $415 million, or 24.3% on a year to date basis. The declines were primarily a result of the Universal Card Services Corp. ("Universal Card") securitization program but also reflect lower card usage and greater use of promotional pricing. Lower rate offers continue to decrease margins.

Universal Card securitized $1.0 billion of cardholder receivables in the third quarter of 1996 in order to further diversify its sources for funding receivables growth. This brings the total receivables securitized to $6.5 billion since August of 1995.

We expect lower rate offers to continue, which may impact operating income in the near future.

FINANCIAL SERVICES                      Three months        Nine months
                                            ended               ended
                                         September 30,       September 30,
In millions                             1996      1995      1996      1995

Financial services revenue              $396      $585    $1,295    $1,710

Operating income                        $(35)     $ 47    $   68    $  191
Operating margin                        (8.8%)     7.9%      5.3%     11.2%

Universal Card Information:
                                        At September 30,
In millions                             1996       1995

Total book finance receivables        $ 6,548    $11,970
Total managed finance receivables     $13,048    $12,970
Cardholder accounts                      18.1       16.8

Universal Card book receivables, which exclude the $6.5 billion of receivables securitized, were $6.5 billion at the end of the third quarter. Universal Card retained the servicing and customer relationships of the securitized credit card accounts.








       19                                          AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financial services expenses decreased $107 million, or 20.0%, for the quarter ended September 30, 1996 and $292 million, or 19.2% for the nine months ended September 30, 1996. This reflects a decrease in direct portfolio expenses (interest, provisions for losses, and other related costs) of $161 million for the third quarter of 1996, and $373 million for the nine-month period of 1996, due to decreased receivable balances associated with the securitization program and lower card usage. The decreases in direct portfolio expenses were partially offset by increases in net charge-offs as a percentage of average credit card receivables outstanding ("charge-off rate") associated with the continued decline in portfolio credit performance. The charge-off rate for credit card receivables was 6.2% for the year to date period, up 1.5 percentage points from the same period in 1995. Selling, general and administrative expenses increased $54 million quarter over quarter and $81 million for the nine months ended September 30, 1996 compared with the prior year primarily due to customer loyalty programs.

Financial services operating income decreased $82 million compared to the third quarter of 1995 and $123 million for the nine months ended September 30, 1996 compared with the prior year. The operating margin percentage decreased to (8.8%) compared with 7.9% for the third quarter of 1995 and to 5.3% compared with 11.2% for the nine-month period of 1995. The lower operating margins were primarily due to the continued decline in portfolio credit performance, as well as increased selling, general and administrative expenses.

OTHER INCOME STATEMENT ITEMS

Other income decreased $34 million quarter over quarter primarily due to gains from the sale of certain cellular properties in 1995. For the nine-month period of 1996, other income increased $64 million, reflecting gains on the sale of cellular interests in Mexico, the sale of a real estate joint venture, increases in earnings from equity investments and other miscellaneous items in 1996, partially offset by gains from the sale of cellular properties in 1995.

Interest expense decreased $63 million, or 46.4%, from the third quarter of 1995 and $58 million, or 16.3%, for the nine months ended September 30, 1996 primarily reflecting lower levels of average debt outstanding for both periods.

The provision for income taxes decreased $27 million for the quarter reflecting lower income before income taxes partially offset by a higher effective tax rate. The increase in the effective tax rate to 37.8% from







       20                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


35.9% quarter over quarter, is primarily associated with certain non-recurring items in the third quarter of 1995. For the nine months ended
September 30, 1996, the provision for income taxes increased $111 million primarily due to higher income before income taxes. The effective tax rate remained essentially flat at 36.8% when compared to the same period of 1995. The 1996 effective tax rate was impacted by tax benefits to AT&T from various legal entity restructurings while the 1995 effective tax rate was favorably impacted by certain non-recurring items in the third quarter of 1995.

Income from discontinued operations increased to $73 million from a loss of $1,263 million in the third quarter of 1995 and the loss from discontinued operations decreased to $81 million from $1,338 million in the nine-month period of 1995. The net loss in the third quarter of 1995 includes restructuring and other charges for NCR of $1,172 million, net of taxes. The income (loss) from discontinued operations includes the results of Lucent, NCR, AT&T Capital and other businesses. Discontinued operations also includes the elimination of intercompany transactions, an allocation of AT&T's interest expense (based on a ratio of net assets of discontinued operations to total AT&T consolidated assets), and a portion of AT&T's consolidated taxes attributable to discontinued businesses.

Included in the year to date loss from discontinued operations is a non-recurring tax benefit of $155 million recorded in the first quarter of 1996. This benefit is the result of reversing deferred tax liabilities on the undistributed earnings of Lucent's non-United States consolidated subsidiaries. The subsidiaries have the ability and specific intention to permanently reinvest such undistributed earnings. These deferred tax liabilities reduced income from discontinued operations in earlier years.

FINANCIAL CONDITION

SEPTEMBER 30, 1996 VERSUS DECEMBER 31, 1995

Total assets, including net assets of discontinued operations, decreased $5.9 billion, or 9.5% in the nine months ended September 30, 1996. Assets attributable to continuing operations decreased $1.3 billion, or 2.3%.

This decrease is primarily due to a decline in current assets of $3.1 billion partially offset by an increase in net property, plant and equipment. The current asset decline was driven by decreases in finance receivables and current deferred income tax assets, partially offset by increases in accounts receivable, other current assets and cash.








       21                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Finance receivables decreased from December 31, 1995 mainly due to Universal Card securitizations of $3.0 billion in 1996, the normal seasonal decline as a result of higher levels of consumer purchases in the fourth quarter of 1995 and continued lower card usage.

The decrease in current deferred income tax assets is due to long-term deferred income tax liabilities at December 31, 1995 becoming current deferred income tax liabilities mainly in the first quarter of 1996. Since current deferred income taxes are in a net asset position, this results in a decrease in current deferred income tax assets and a decrease in long-term deferred income tax liabilities.

The increase in accounts receivable reflects $377 million of receivables from Lucent no longer eliminated in consolidation as well as normal business activity.

The increase in other current assets is primarily due to prepaid equipment purchases of $500 million from Lucent pursuant to a purchase agreement.

Net property, plant and equipment increased $1.6 billion from December 31, 1995 reflecting current year expenditures for the AT&T network partially offset by current year depreciation.

Working capital, defined as current assets less current liabilities, increased $5.2 billion from year-end driven by an $8.9 billion decrease in debt maturing within one year, partially offset by the decline in current assets discussed previously. Debt maturing within one year decreased primarily due to lower levels of debt for Universal Card due to the securitization program, the assignment of debt to Lucent and Lucent directly obtaining external financing in the second quarter of 1996 (as opposed to AT&T obtaining financing on Lucent's behalf).

Long-term deferred income tax liabilities declined $911 million due to the reclassification of deferred income taxes to current as discussed previously. Long term debt decreased $691 million reflecting amounts becoming current and therefore reclassified to short term debt, and the repayment of certain long term debt.

Shareowner's equity increased $3.8 billion reflecting year to date net income of $4.3 billion and shares issued primarily under employee plans, partially offset by dividends paid.

Net assets of discontinued operations decreased $4.7 billion primarily due to the assignment of debt to Lucent as noted previously, and the completion of the Lucent spin-off which occurred on September 30, 1996.






       22                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The ratio of total debt to total capital (total debt and equity) decreased to 34.5% at September 30, 1996, compared with 54.5% at December 31, 1995. Excluding financial services operations, the debt ratio was 21.8% at September 30, 1996 compared with 41.3% at December 31, 1995. The decrease is primarily due to lower average debt outstanding as discussed previously.

In the normal course of business, AT&T uses certain derivative financial instruments, mainly interest rate swaps and foreign currency exchange rate contracts. The interest rate swaps and foreign currency contracts and options allow the Company to manage its exposures to changing interest rates and currency exchange rates. AT&T does not use derivative financial instruments for speculative purposes. Credit policies are designed to limit the risks of dealing with other parties to these instruments. In management's view, the risks to AT&T from using these derivative financial instruments are minimal and the benefits include more stable earnings and cash flows in periods when interest rates and currency exchange rates are changing.

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995

Cash flows provided by operating activities from continuing operations decreased $349 million compared with the nine-month period of 1995 primarily due to the prepayment of equipment purchases from Lucent in 1996 and payments of $292 million related to the 1995 restructuring and other charges. Of the 17,000 positions related to continuing operations included in the fourth quarter of 1995 restructuring charges, approximately 5,200 people have left the payroll as of September 30, 1996. The increased use of cash was partially offset by an increase in income from continuing operations of $213 million.

For the nine months ended September 30, 1996, net cash used in investing activities of continuing operations of $268 million decreased $4,243 million compared with the $4,511 million net cash used in the nine-month period of 1995. This year over year decrease is due to increased Universal Card securitizations, a lower level of license acquisitions, and declining finance receivables. These changes were partially offset by increases in cash outflows for capital expenditures related to the AT&T network.











       23                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net cash used in financing activities of $4,271 million increased $7,081 million compared to net cash provided of $2,810 million for the comparable period of 1995. The change was due to decreases in both short term debt borrowings and long term debt issuances as well as increases in repayments of long term debt. These changes in debt activity reflect the use of alternative sources of funding, such as securitizations and cash collections of the $2.0 billion in accounts receivable retained by AT&T continuing operations as part of the restructuring plan, as well as the impact of Lucent obtaining its own external financing in the second quarter of 1996.

Future financing is contemplated to be arranged as necessary to meet AT&T's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs, prevailing market and general economic conditions.

AT&T anticipates obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, asset-backed financings (i.e., securitizations) and available lines of credit.

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















       24                                           AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LEGISLATIVE AND REGULATORY DEVELOPMENTS

In February 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") became law. The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long-distance telecommunications services. The Telecommunications Act will permit Regional Bell Operating Companies ("RBOCs") to provide interexchange services after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act.

In August 1996, the FCC adopted rules and regulations (the "Implementing Rules") to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with local exchange carrier ("LEC") networks and the standards governing the purchase of unbundled elements and wholesale services from LECs. The Implementing Rules rely on each state to develop the specific rates and procedures in such state within the framework prescribed by the FCC for developing such rates and procedures.

In October 1996, the 8th Circuit Court of Appeals ordered a stay of the effectiveness of those provisions of the Implementing Rules addressed to the pricing of unbundled network elements and wholesale services ("Pricing Rules"), among others, until such court resolves the challenges to the Implementing Rules by local telephone companies and telephone regulators in several states. The court has scheduled argument on the challenges in January 1997 and will issue its decision some time thereafter.

AT&T believes that the stay of the Pricing Rules may inhibit the prompt establishment of appropriate rates for the provision of network elements and wholesale services. Absent full effectiveness of the Implementing Rules, each state will determine the applicable rates and procedures independent of the framework of the Pricing Rules. As a result, there can be no assurance that the prices adopted in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities. A significant factor for successful entry by AT&T and others will be the adoption, at the state level, of acceptable rates and procedures for entrants, including certification by state regulatory agencies and LEC interconnection agreements arbitrated and approved by state regulatory agencies.








       25                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


AT&T has applied for permission to provide local service in all 50 states. At October 31, 1996, AT&T had received authority to provide service in 37 states and anticipates that it will receive the remaining approvals as the other states take the actions contemplated by the Telecommunications Act. While the Telecommunications Act makes clear that no state can prohibit AT&T or any other entity from providing local services, AT&T cannot be certain as to when it will receive certification in each state and the conditions that might attach to each such certification.

In addition to the matters referred to above, various other factors, including market acceptance, start-up and ongoing costs associated with the provision of new services and local conditions and obstacles, could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service. Because it is widely anticipated that substantial numbers of long-distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings. In addition, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's long-distance revenues and could adversely affect earnings.

COMPETITION

AT&T currently faces significant competition and expects that the level of competition will continue to increase. The Telecommunications Act has already begun to intensify the competitive environment in recent months. Non-RBOC LECs, which are not required to implement the Telecommunications
Act competitive checklist prior to offering long-distance in their home markets, have begun integrating their local service offerings with long-distance offerings in advance of AT&T being able to offer combined local and long-distance service in these areas. If such non-RBOC LECs continue to offer combined services without offering reasonable terms of interconnection and service elements at competitive rates, AT&T's revenues and earnings in these service regions will be adversely affected.

Similarly, to the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act s checklist of conditions have been fully implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in






       26                                         AT&T Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


providing both local service and combined service packages. Furthermore, the recently announced merger of British Telecommunications PLC and MCI Communications Corp. will create a large, well-capitalized competitor for AT&T's offerings, domestically as well as internationally, with substantial financial, technical, marketing and other resources and a large worldwide installed base of customers.


FORWARD LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

Readers are cautioned not to put undue reliance on such forward looking statements. These factors and uncertainties include the adoption of balanced and effective rules and regulations by the state public regulatory agencies, AT&T's ability to achieve a significant market penetration in new markets and the related costs thereof, and competitive pressures. For a more detailed description of the uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements, see the discussion thereof contained in the Company's Form 10-Q for the quarter ended June 30, 1996 under the section entitled "Forward Looking Statements". AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.















       27                                    AT&T Form 10-Q - Part II



                     Part II - Other Information







Item 6.   Exhibits and Reports on Form 8-K.

              (a)  Exhibit:

                   Exhibit Number

                   12 Computation of Ratio of Earnings to Fixed Charges

                   27 Financial Data Schedule

              (b)  Reports on Form 8-K:

                    Form 8-K dated July 18, 1996 was filed pursuant to
                    Item 5 (Other Events) and Item 7 (Financial
                    Statements and Exhibits). Form 8-K dated August 19, 1996 was filed pursuant to Item 5. Form 8-K dated September 18, 1996 was filed pursuant to Items 5 and 7. Form 8-K dated September 24, 1996 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Items 5 and 7.

























       28                                       AT&T Form 10-Q


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.












Date November 12, 1996
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)





       29                                       AT&T Form 10-Q


                       EXHIBIT INDEX



EXHIBIT
NUMBER

12           Computation of Ratio of Earnings to Fixed Charges

27           Financial Data Schedule