Form 10-K
period 1996-12-31
AT&T CORP
filed 1997-03-31
CIK 5907

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At February 28, 1997, the aggregate market value of the voting stock held by non-affiliates was $64,782,019,250.

At February 28, 1997, 1,624,837,277 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the year ended December 31, 1996 (Part II)

(2) Portions of the registrant's definitive proxy statement dated April 1, 1997, issued in connection with the annual meeting of shareholders (Part III)

                                   SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each
                                                  exchange on which
Title of each class registered

Common Shares                        #    New York, Boston, Chicago,
  (Par Value $1 Per Share)          ##    Philadelphia and Pacific Stock
                                     #    Exchanges

Thirty-Seven Year 4-3/4% Debentures, #
  due June 1, 1998                   #
                                     #
Thirty-Six Year 4-3/8% Debentures,   #
  due May 1, 1999                    #
                                     #
Thirty-Three Year 6% Debentures,     #
  due August 1, 2000                 #
                                     #
Thirty-Five Year 5-1/8% Debentures,  #   ##New York Stock Exchange
  due April 1, 2001                  #
                                     #
Ten Year 7-1/8% Notes,               #
  due January 15, 2002               #
                                     #
Ten Year 6-3/4% Notes,               #
  due April 1, 2004                  #
                                     #
Ten Year 7% Notes,                   #
  due May 15, 2005                   #
                                     #
Twelve Year 7-1/2% Notes,            #
  due June 1, 2006                   #
                                     #
Twelve Year 7-3/4% Notes,            #
  due March 1, 2007                  #
                                     #
Thirty Year 8-1/8% Debentures,       #
  due January 15, 2022               #
                                     #
Medium Term Note 8.2%,               #
  due February 15, 2005              #
                                     #
Thirty Year 8.35% Debentures,        #
  due January 15, 2025               #
                                     #
Thirty-Two Year 8-1/8% Debentures,   #
  due July 15, 2024                  #
                                     #
Forty Year 8-5/8% Debentures,        #
  due December 1, 2031               #

                                TABLE OF CONTENTS


                                     PART I

Item
Description                          Page

 1.  Business...............................................................  1

 2.  Properties............................................................. 10

 3.  Legal Proceedings...................................................... 10

 4.  Submission of Matters to a Vote of Security-Holders.................... 11


                                     PART II

                                   Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters.............................................................. 13

 6.  Selected Financial Data................................................ 13

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................ 13

 8.  Financial Statements and Supplementary Data............................ 13

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 13

                                    PART III

                                   Description

10.  Directors and Executive Officers of the Registrant..................... 13

11.  Executive Compensation................................................. 13

12.  Security Ownership of Certain Beneficial Owners and Management ........ 13

13.  Certain Relationships and Related Transactions......................... 13

                                     PART IV

                                   Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 14

See page 12 for "Executive Officers of the Registrant."

                                     PART I
ITEM 1. BUSINESS.

GENERAL

         AT&T Corp. ("AT&T" or the "Company") was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400). Internet users can access information about AT&T and its services at http://www.att.com/.

         AT&T is currently a major participant in two industries: telecommunications and financial services. AT&T is among the world's communications leaders, providing voice, data and video telecommunications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish regional, domestic, international and local communication transmission services. AT&T's wholly owned subsidiaries, including AT&T Wireless Services, Inc., provide cellular telephone and other wireless services. AT&T also provides billing, directory, and calling card services to support its communications business as well as offering a general purpose credit card through its wholly owned subsidiary, AT&T Universal Card Services Corp. ("AT&T Universal Card Services").

         On September 20, 1995, AT&T announced a plan to separate (the "Separation") into three publicly held stand-alone global companies focused on serving certain core businesses: communication and information services and general purpose credit card (to be carried on by the new AT&T, which includes AT&T Universal Card Services), communications systems and technology (to be carried on by Lucent Technologies Inc. ("Lucent")), and transaction-intensive computing (to be carried on by NCR Corporation ("NCR", formerly AT&T Global Information Solutions Company)).

         AT&T completed the Separation in 1996. AT&T distributed to its shareowners all of the shares AT&T owned of Lucent on September 30, 1996 and all of the shares of NCR on December 31, 1996. These distributions were tax free to shareowners, except to the extent cash was received for fractional shares. The Lucent distribution had been preceded by the initial public offering of 17.6% of Lucent shares. In addition, on October 1, 1996, AT&T completed the sale of its majority interest in AT&T Capital Corporation, in which AT&T received $1.8 billion in cash, recognizing a $162 million after-tax gain.

COMMUNICATION AND INFORMATION SERVICES

         AT&T's communication and information services business addresses the needs of consumers, large and small businesses, the Federal government and state and local governments for voice, data and video telecommunications services. Business units within this group provide regular and custom long distance communications services, data transmission services, 500 services, toll-free or 800 and 888 services, 900 services, private line services, software defined network services ("SDN"), integrated services digital network ("ISDN") technology based services, and electronic mail, electronic data interchanges and enhanced facsimile services.

         AT&T also provides special long distance services, including AT&T Calling Card services, special calling plans and the Company's domestic and international operator services. AT&T provides communications services internationally, including transaction services, global networks, network management and value added network services (i.e., services offered over communications transmission facilities that employ computer processing applications).

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

         AT&T has also begun providing a variety of new services, including online services, internet access and local telecommunications services. Online and internet access services include AT&T WorldNet* Service, a service providing dedicated and dial-up access to the internet, AT&T Easy World Wide Web* Service, an internet web site creation and hosting service, custom web site hosting services, and AT&T SecureBuy* Service, an Internet transaction service that simplifies buying and selling on the Internet.

         Following passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), AT&T has applied for permission to provide local service in all 50 states. At December 31, 1996, AT&T had received authority to provide service in 42 states and anticipates that it will receive the remaining approvals as the other states take the actions contemplated by the Telecommunications Act. In the fourth quarter of 1996, AT&T began providing local telephone service to residential customers on a controlled basis in Sacramento, California. In addition, in February 1997 AT&T began offering local telephone service to business customers throughout California as well as offering in 45 states AT&T Digital Link, which enables business customers to place local calls over high capacity lines connected directly to AT&T's existing switches.

         AT&T Solutions, Inc., established in 1995, assists corporations in global network and computer management. AT&T Solutions designs, builds and operates corporate clients' computer networks, designs software and manages data centers for its clients.

AT&T is one of the world's largest wireless service providers. In the United States, AT&T holds licenses to operate systems providing broadband wireless services covering markets with a population of over 200 million nationwide and messaging and air-to-ground services throughout the country. The
------------
* Service Mark
services provided by AT&T currently include cellular, messaging and air-to-ground communications.

         In addition, AT&T has purchased (primarily in auctions conducted by the Federal Communications Commission ("FCC")) wireless broadband PCS (or "personal communication services") licenses covering markets with a population of over 70 million. AT&T is required by the FCC to provide adequate broadband PCS service to at least one-third of the population in its licensed areas within five years of being licensed and two-thirds of the population in its licensed areas within ten years of being licensed. The licenses are granted for ten year terms from the original date of issuance and may be renewed by AT&T by meeting the FCC's renewal criteria and upon compliance with the FCC's renewal procedures.

         AT&T has created service clusters in major metropolitan areas and linked its and other service providers systems into a network which permits its wireless cellular subscribers to both place and receive calls anywhere they travel in areas served by the network, even if the local wireless telephone service is not provided by AT&T. AT&T is now integrating other communications technologies, such as PCS, into the network. AT&T will continue to explore the use of emerging technologies to expand the reach of the network and to provide additional services (especially data and internet services).

         AT&T also offers one-way messaging systems such as paging services. As of December 31, 1996, the Company had over 1.1 million messaging service subscribers. The majority of these subscribers are in locations where AT&T holds cellular or PCS licenses.

         AT&T's wireless services are conducted primarily through subsidiaries of AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc. ("McCaw")), which was merged with a special-purpose subsidiary of AT&T in September 1994. At that time, McCaw owned 52% of LIN Broadcasting Corporation (which held cellular and broadcast television properties), which in turn owned 100% of LIN Television Corporation. In December 1994, LIN Broadcasting Corporation distributed to its shareholders all of the stock of LIN Television Corporation, so that upon the distribution AT&T became the direct owner (through its wholly owned subsidiaries) of 52% of LIN Television Corporation. In September 1995, AT&T acquired the remaining 48% publicly-held interest in LIN Broadcasting Corporation at an aggregate price of approximately $3.3 billion.

         AT&T has established a number of international alliances to increase the reach and scope of AT&T's network over time and has invested in certain countries in order to increase the range of services AT&T offers in those countries. For example, AT&T founded the WorldPartners alliance in 1993 to provide multinational customers with seamless telecommunications and related services. As of the end of 1996, WorldPartners included 30 members who provide services to multinational customers in North America, Europe and Asia. In addition, in 1996 AT&T began offering business and consumer services in the United Kingdom and in early 1997 AT&T's joint venture in Mexico, Alestra, began offering long distance service. AT&T also has an interest in several wireless communications companies outside of the United States, including cellular operators licensed to serve Hong Kong, Columbia and parts of India.

AT&T UNIVERSAL CARD SERVICES

         AT&T Universal Card Services began operations in early 1990. The AT&T Universal Card is a combined general-purpose consumer credit card and AT&T Calling Card that at year-end had managed receivables in excess of $13.5 billion in 1996, $14.1 billion in 1995, $12.3 billion in 1994, $9.1 billion in 1993, and
$6.6 billion in 1992. The AT&T Universal Card is offered directly through AT&T Universal Financial Corp., a Utah industrial loan company, and Universal Bank, N.A., in Columbus, Georgia, which are both wholly owned by AT&T, and under an affinity relationship with Columbus Bank and Trust Company in Columbus, Georgia, a subsidiary of Synovus Financial Corp. AT&T Universal Card Services provides marketing and customer support for the AT&T Universal Card program and it purchases cardholder receivables generated by the AT&T Universal Card program.

         Some seasonality exists in the consumer credit card industry, with a higher number of purchases occurring during the year-end holiday season. Based on the number of cardholder accounts, the AT&T Universal Card program is one of the largest bankcard/credit card programs in the United States.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Telecommunications Act of 1996

         In February 1996, the Telecommunications Act became law. The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services and requiring incumbent local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs"), to implement a checklist of conditions that would support local exchange competition. These conditions include requiring incumbent LECs to provide to competing service providers (i) local exchange services for resale at wholesale rates, (ii) interconnection and access to unbundled network elements at any technically feasible point and at cost-based rates, (iii) telephone number portability for customers changing carriers, (iv) dialing parity for customers and (v) access to rights of way.

         The Telecommunications Act also permits an RBOC to petition the FCC at any time for permission to provide interexchange services originating in any state in its region. The FCC must review such request within 90 days, but cannot approve such a request unless (i) approval is consistent with the public interest, convenience and necessity; (ii) the FCC has consulted with the
Department  of Justice  ("DOJ")  and given the DOJ's views  substantial  weight;
(iii) the RBOC has implemented the Telecommunications Act checklist of conditions throughout such state; and (iv) either (A) the RBOC has entered into a binding interconnection agreement, approved by the relevant state, with one or more unaffiliated competing providers of telephone service to residential and business subscribers which are offered either exclusively or predominantly over such competitors' own facilities, or (B) the RBOC has received no such requests for interconnection within the statutory prescribed time period.

In August 1996, the FCC adopted rules and regulations (the "Implementing Rules") to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with LEC networks and the standards governing the purchase of unbundled network elements and wholesale services from LECs. The Implementing

Rules rely on each state to develop the specific rates and procedures in such state within the framework prescribed by the FCC for developing such rates and procedures.

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

         In addition, the Implementing Rules establish a methodology that states must use for determining the wholesale rates that LECs must provide to resellers of their services and which is based on retail rates less marketing, billing, collection and other avoided or avoidable costs. In addition, the Implementing Rules establish a default discount in the range of 17-25% that states may use pending implementation of this methodology.

         Finally, the Implementing Rules require states to set prices for interconnection and unbundled network elements pursuant to a forward looking economic cost pricing methodology which is based on the Total Element Long-Run Incremental Cost ("TELRIC") of providing a particular network element plus a reasonable share of forward-looking joint and common costs. If states are unable to conduct a cost study to determine such rates within the statutory time frame for arbitrating interconnection disputes, the Implementing Rules establish default ranges or ceilings for unbundled network elements.

Although the FCC deferred interstate access charge reform to another proceeding, the Implementing Rules only permit incumbent LECs to recover from interexchange carriers using unbundled network elements for local service certain portions of the current interstate access charges. Such interexchange carriers will not be required to pay these charges as of the earliest of July 1, 1997 or the occurrence of certain other events, such as RBOC receipt of authority to provide in-region long distance service.

         In October 1996, the United States Court of Appeals for the 8th Circuit ordered a stay of the effectiveness of those provisions of the Implementing Rules addressed to the pricing of unbundled network elements and wholesale services ("Pricing Rules"), among others, until such court resolves the challenges to the Implementing Rules by local telephone companies and telephone regulators in several states. The court heard argument on the challenges in January 1997.

         AT&T believes that the stay of the Pricing Rules may inhibit the establishment of appropriate permanent rates for the provision of network elements and wholesale services. Absent full effectiveness of the Implementing Rules, each state will determine the applicable rates and procedures independent of the framework of the Pricing Rules. Since the stay was issued, many states have used the Pricing Rules as guidelines in establishing interim rates that will apply pending the determination of permanent rates in subsequent state proceedings. Nevertheless, in the absence of the Pricing Rules, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

         AT&T has applied for permission to provide local service in all 50 states. At December 31, 1996, AT&T had received authority to provide service in 42 states and anticipates that it will receive the remaining approvals as the other states take the actions contemplated by the Telecommunications Act. While the Telecommunications Act makes clear that no state can prohibit AT&T or any other entity from providing local services, AT&T cannot be certain as to when it will receive certification in each state and the conditions that might attach to each such certification. Most of the RBOCs have indicated their intention to petition the FCC during 1997 for permission to provide interexchange services in one or more states within their home market.

         As a result of the legislative and regulatory developments discussed above, there can be no assurance that all of the necessary preconditions for the development of effective local competition will be achieved in a timely or even manner and that long distance carriers will be in a position to compete effectively against RBOCs in local service at the time RBOCs receive permission to enter the long distance market. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings.

Modification of Final Judgment of 1982

         Prior to 1996, AT&T and the RBOCs were subject to the provisions of the Modification of Final Judgment of 1982 (the "MFJ") since its implementation. The Telecommunications Act effectively superseded future operation of the MFJ.
Consequently, on April 11, 1996, Judge Harold Greene issued an order terminating the MFJ.

Regulation of Rates

         AT&T is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. From July 1989 to October 1995, the FCC regulated AT&T under a system known as "price caps" whereby AT&T's prices, rather than its earnings, were limited. On October 12, 1995, recognizing a decade of enormous change in the long distance market and finding that AT&T lacked market power in the interstate long distance market, the FCC reclassified AT&T as a "non-dominant" carrier for its domestic interstate services. As a result, AT&T became subject to the same regulations as its long distance competitors for such services. Thus, AT&T was no longer subject to price cap regulation for these services, was able to file tariffs that are presumed lawful on one day's notice, and was free of other regulations and reporting requirements that apply only to dominant carriers.

         In addition, in further recognition of competitive developments, on October 31, 1996, the FCC issued an order, to be effective in late 1997, prohibiting AT&T and other non-dominant carriers from filing tariffs for their domestic interstate services. Accordingly, carriers will be required to use contracts and other commercial arrangements to establish the terms of service with customers. In February 1997, the United States Court of Appeals for the District of Columbia ordered a stay of the effectiveness of the FCC'c order. Argument is expected to be heard later this year.

         AT&T remains subject to the statutory requirements of Title II of the Communications Act. AT&T must offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory, it is subject to the FCC's complaint process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction, or impairment of service. AT&T has also made certain commitments that address concerns that had been raised with regard to the potential impact of declaring AT&T to be non-dominant, including a three-year rate assurance for low income and low usage residential users and a three-year limit on, and 5 days advance notice for, rate increases on 800 directory assistance and analog private line services.

         AT&T's international private line services have been classified as non-dominant for several years. AT&T's switched international services have become subject to increased competition, similar to its domestic services and on May 9, 1996, the FCC adopted an order reclassifying AT&T as a non-dominant carrier for such services. AT&T has made certain voluntary commitments that address issues raised in that proceeding, including commitments: (i) to maintain its annual average revenue per minute for international residential calls at or below the 1995 level through May 9, 1999, and in the event of a significant change that substantially raises AT&T's costs, to provide the FCC five business days notice prior to implementing rate increases that would raise the annual average revenue per minute for such calls above the 1995 level; and (ii) to maintain certain discount calling plans providing at least a 15% discount off basic pricing schedules until May 9, 1999. AT&T also made voluntary commitments relating to its operation of international cable facilities, its negotiation of settlement agreements with foreign carriers and its relationship with foreign partners.

         In addition to the matters described above with respect to the Telecommunications Act, state public service commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate AT&T's local and intrastate communications services. The system of regulation used in many states is rate-of-return regulation. In recent years, many states have adopted different systems of regulation, such as: complete removal of rate-of-return regulation, pricing flexibility rules, price caps, and incentive regulation.

COMPETITION

     AT&T currently faces significant competition in the communication and information services industry and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the enactment of the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services markets. These may include entrants from other segments of the communication and information services industry or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships.

         The Telecommunications Act has already begun to intensify the competitive environment. Anticipating changes in the industry, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T being able to offer combined local and long distance service in these areas. If such non-RBOC LECs continue to offer combined services without offering reasonable terms of interconnection and service elements at competitive rates, AT&T's revenues and earnings in these service regions will be adversely affected.

         Similarly, to the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Furthermore, the previously announced merger of British Telecommunications PLC and MCI Communications Corp. will create a large, well-capitalized competitor for AT&T's offerings, domestically as well as internationally, with substantial financial, technical, marketing and other resources and a large worldwide installed base of customers.

        Furthermore, in February 1997, a General Agreement on Trade in Services (the "GATS") was reached under the World Trade Organization. The GATS, which will become effective January 1, 1998, is designed to open each country's domestic telecommunications markets to foreign competitors. The GATS, and future trade agreements, may accelerate the entrance into the U.S. market of foreign telecommunications providers, certain of whom are likely to possess dominant home market positions in which there is not effective competition. The GATS may also permit AT&T's entrance into other markets as only a small number of countries refused to eliminate their foreign ownership restrictions.

         In addition to the matters referred to above, various other factors, including market acceptance, start-up and ongoing costs associated with the provision of new services and local conditions and obstacles, could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service. In addition, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's long distance revenues and could adversely affect earnings.

        AT&T's other industry segment, the financial services industry, is also highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or acquiring new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management and residual management).


FORWARD LOOKING STATEMENTS

         Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to:

- the efficacy of the Implementing Rules and other rules and regulations to be adopted by the FCC to implement the provisions of the Telecommunications Act;

- the outcome of negotiations with LECs and state regulatory arbitrations and approvals with respect to interconnection agreements; the timing of receipt of and the conditions that attach to, certification to provide local service in each state; and the ability to purchase unbundled network elements or wholesale services from LECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;

- success and market acceptance for new offerings, including local service; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new offerings; and local conditions and obstacles;

- competitive pressures, including pricing pressures, technological developments and the ability to offer combined service packages that include local service; the extent and pace at which different competitive environments develop for each segment of the telecommunications industry; the extent at and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to AT&T being able to; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

- the availability, terms and deployment of capital; and the ability to achieve cost savings; and

- general economic conditions, government and regulatory policies, and business conditions in the communications industry.

         Readers are cautioned not to put undue reliance on such forward looking statements. For a more detailed description of these and additional uncertainties and other factors that could cause actual results to differ materially from such forward looking statements, see "Results of Operations", "Financial Condition", "Regulatory and Legislative Developments", and "Competition" included in or incorporated by reference into this Form 10-K. As described elsewhere in this Form 10-K, these uncertainties and factors could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service, thereby adversely affecting AT&T's future revenues and earnings. AT&T disclaims any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE
INFORMATION

         For information about the Company's industry segments, see Note 12 to the Consolidated Financial Statements. For information about the Company's research and development expense, see Note 4 to the Consolidated Financial Statements. For information about the consolidated operating revenues contributed by the Company's major classes of products and services, see the revenue tables and descriptions on pages 21 through 23 and Consolidated

Statements of Income on page 30 of the Company's annual report to security holders for the year ended December 31, 1996. All such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

         At December 31, 1996 AT&T employed approximately 130,000 persons in its operations, approximately 124,000 of whom are located domestically. About 41% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 96% are represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers ("IBEW"), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 1998.

ITEM 2.  PROPERTIES.

         The properties of AT&T consist primarily of plant and equipment used to provide long distance telecommunications services and administrative office buildings.

         Telecommunications plant and equipment consists of: central office equipment, including switching and transmission equipment; connecting lines (cables, wires, poles, conduits, etc.); land and buildings; and miscellaneous properties (work equipment, furniture, plant under construction, etc.). The majority of the connecting lines are on or under public roads, highways and streets and international and territorial waters. The remainder are on or under private property. AT&T also operates a number of sales offices, customer care centers, and other facilities, such as research and development laboratories.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1996. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial position or results of operations.

     On February 14, 1996, Bell Atlantic Corporation and DSC Communications Corporation filed a complaint against AT&T and Lucent in the United States District Court for the Eastern District of Texas. The complaint asserted, among other things, monopolization or attempted monopolization claims concerning communications transmission equipment, related software and caller identification services. AT&T filed counterclaims against Bell Atlantic and Lucent filed counterclaims against DSC Communications. In the first quarter of 1997, Bell Atlantic, DSC Communications, AT&T and Lucent independently reached separate settlements with plaintiffs pursuant to confidential agreements, which resolved the claims among the parties. The settlements will have no material impact on AT&T's financial position or results of operations.

         AT&T is also a named party in a number of environmental actions, none of which are material to the consolidated financial statements or business of the Company. In addition, pursuant to the Separation and Distribution Agreement by and among AT&T, Lucent, and NCR, dated as of February 1, 1996 and amended and restated as of March 29, 1996, Lucent has assumed liability, subject to the liability sharing provisions of that agreement, for a number of actions in which AT&T remains a named party. AT&T is working to be released as a party to these actions, although there can be no assurance that it will be successful in this regard.

     There are three environmental proceedings which are required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K, all of which are proceedings for which Lucent has assumed liability, as described above. On July 31, 1991, the United States Environmental Protection Agency Region III issued a complaint pursuant to Section 3008a of the Resource Conservation and Recovery Act alleging violations of various waste management regulations at the Company's Richmond Works, Richmond, Virginia. The complaint seeks a total of $4.2 million in penalties. In addition, on July 31, 1991, the United States Environmental Protection Agency filed a civil complaint in the U.S. District Court for the Southern District of Illinois against the Company and nine other parties seeking enforcement of its Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Section 106 cleanup order, issued in November 1990 for the NL Granite City Superfund site, Granite, Illinois, past costs, civil penalties of $25,000 per day and treble damages related to certain United States' costs. Finally, during 1994, AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of AT&T, and the New York State Department of Environmental Conservation ("NYSDEC") were engaged in negotiations over a study and cleanup of the Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order which included not only provisions relating to site investigation and remediation but also a provision for payment of a $3.5 million penalty for alleged violations of hazardous waste management regulations. No formal proceeding has been commenced by NYSDEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      Executive Officers of the Registrant
                            (as of March 28, 1997)



                                                          Became AT&T Executive
Name                  Age                                 Officer On
----------------      ---                                 ---------------------

Robert E. Allen* . . .62  Chairman of the Board and Chief
                            Executive Officer . . . . . . .          9-86
Harry S. Bennett . . .52  Vice President & General Manager,
                            AT&T Local Services Division  .          3-97
Harold W. Burlingame .56  Executive Vice President, Human .
                            Resources . . . . . . . . . . .          9-86
Steven W. Hooper . . .44  President & Chief Executive
                            Officer - AT&T Wireless
                            Services  . . . . . . . . . . .          3-97
Frank Ianna  . . . . .47  Vice President & General Manager,
                            Network & Computing Services &
                            AT&T Chief Quality Officer  . .          3-97
Marilyn Laurie . . . .57  Executive Vice President, Brand
                            Strategy &  Marketing                    2-87
                            Communications  . . . . . . . .
Gail J. McGovern . . .44  Executive Vice President,
                            Consumer Markets Division . . .          1-96
Victor E. Millar . . .61  President & Chief Executive
                            Officer, AT&T Solutions . . . .          3-97
Richard W. Miller  . .56  Senior Executive Vice President
                            and Chief Financial Officer . .          8-93
David C. Nagel . . . .52  President, AT&T Labs  . . . . . .          3-97
John Petrillo  . . . .47  Executive Vice President,
                            Strategy & New Service
                            Innovation and International  .          1-96
Ron J. Ponder  . . . .53  Executive Vice President,
                            Operations & Service
                            Management  . . . . . . . . . .          1-96
Richard J. Srednicki .49  President & Chief Executive
                            Officer, AT&T Universal Card
                            Services  . . . . . . . . . . .          3-97
John R. Walter** . . .50  President and Chief Operating
                            Officer . . . . . . . . . . . .         11-96
Jeffrey Weitzen  . . .40  Executive Vice President,
                            Business Markets Division . . .          1-97
Paul J. Wondrasch  . .53  Senior Vice President,
                            International . . . . . . . . .          3-97
John D. Zeglis . . . .49  General Counsel and Senior
                            Executive Vice President,
                            Policy Development & Operations
                            Support . . . . . . . . . . . .          9-86

-----------
     *Chairman of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.

   All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Hooper, Millar, Miller, Nagel, Ponder, Srednicki and Walter. Prior to joining AT&T in September 1994, at the time of the merger of McCaw Cellular Communications, Inc. with AT&T, Mr. Hooper was Chief Financial Officer of McCaw (AT&T Wireless Services, Inc.), from 1993, and held various other positions with McCaw prior to that time. Prior to joining AT&T in February 1995, Mr. Millar was with Unisys Corporation, an information services company, serving as President from 1992. Prior to joining AT&T in August 1993, Mr. Miller was with Wang

Laboratories, Inc., a computer company, from 1989 through 1993, serving as President and Chief Operating Officer and later as Chairman, President and Chief Executive Officer. On February 3, 1997, AT&T announced that Mr. Miller was resigning his position with AT&T. Prior to joining AT&T in April 1996, Mr. Nagel was with Apple Computer, a computer company, serving as Senior Vice President from 1995 and General Manager from 1988 through 1995. Prior to joining AT&T in June 1993, Mr. Ponder was Executive Vice President and Chief Information Officer for Sprint Corporation, a telecommunications company, from 1991 to 1993. Prior to joining AT&T in January 1997, Mr. Srednicki was Business Manager of Citibank-Germany and Country Corporate Officer, Citibank Bankcards from 1990. Prior to joining AT&T in November 1996, Mr. Walter was Chairman and Chief Executive Officer of R.R. Donnelley & Sons Company, a financial printer, from 1989 to 1996.

   Officers are not elected for a fixed term of office but hold office until their successors have been elected or such officers resign or retire.


                                     PART II

Items 5. through 8.

   The information required by these items is included in pages 20 through 44 and on the outside back cover of the Company's annual report to security holders for the year ended December 31, 1996. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from the Company's annual report to security holders has been filed as Exhibit 13 to this document.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   There have been no changes in independent accountants and no disagreements with independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years.


                                    PART III

Items 10. through 13.

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

   The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated April 1, 1997, the last paragraph on page 5, the carryover paragraph and first full paragraph on page 6, the second full paragraph on page 7 through the final footnote on page 12 and the fourth paragraph on page 37 through page 57. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  Documents filed as a part of the report:

      (1)  Financial Statements:

Pages

-----

      Report of Management..............................................  *
      Report of Independent Accountants.................................  *

      Statements:
            Consolidated Statements of Income...........................  *
            Consolidated Balance Sheets.................................  *
            Consolidated Statements of Changes in
              Shareowners' Equity.......................................  *
            Consolidated Statements of Cash Flows.......................  *
            Notes to Consolidated Financial Statements..................  *

      (2) Financial Statement Schedules:

            Report of Independent Accountants..........................  18

            Schedules:

            II -- Valuation and Qualifying Accounts....................  19

            Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-9.

      (3)   Exhibits:

            Exhibits   identified  in  parentheses   below,  on file  with  the
            Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

      Exhibit
      Number:

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

------------
*Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended December 31, 1996. (See
 Part II.)

        (3)b            By-Laws of  the registrant, as amended January 15, 1997.

        (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

        (10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996.

        (10)(i)2 Form of Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation.

        (10)(i)3        Tax Sharing  Agreement by and among  AT&T Corp.,  Lucent
                        Technologies Inc.   and  NCR Corporation, dated  as  of
                        February 1, 1996   and  amended   and restated  as  of
                        March 29, 1996.

        (10)(i)4        Employee  Benefits  Agreement by  and between AT&T Corp.
                        and   Lucent Technologies Inc.,  dated as of February 1,
                        1996 and amended and restated as of March 29, 1996.

        (10)(i)5        Form  of  Employee   Benefits  Agreement, dated  as  of
                        November  20,  1996,   between   AT&T Corp.  and    NCR
                        Corporation.

        (10)(ii)(B)1    General    Purchase    Agreement  between AT&T Corp. and
                        Lucent Technologies Inc.,  dated  February 1, 1996   and
                        amended and restated as of March 29, 1996.

        (10)(ii)(B)2    Form  of   Volume   Purchase   Agreement, dated  as  of
                        November 20, 1996, by and between AT&T Corp. and NCR Corporation.

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

        (10)(iii)(A)4   AT&T   Senior   Management   Long  Term Disability  and
                        Survivor  Protection  Plan,  as  amended and   restated
                        effective January 1, 1995.

        (10)(iii)(A)5   AT&T  Senior  Management  Financial Counseling  Program
                        dated  December 29, 1994  (Exhibit (10)(iii)(A)5 to Form
                        10-K for 1994, File No. 1-1105).

        (10)(iii)(A)6   AT&T  Deferred   Compensation   Plan for   Non-Employee
                        Directors,  as amended  December 15, 1993 (Exhibit (10)
                        (iii)(A)6 to Form 10-K for 1993, File No. 1-1105).

        (10)(iii)(A)7   The AT&T Directors  Individual  Life Insurance  Program
                        dated January 1, 1987, revised December 1, 1995.

        (10)(iii)(A)8   AT&T Plan for  Non-Employee  Directors' Travel  Accident
                        Insurance (Exhibit (10)(iii)(A)8 to  Form 10-K for 1990,
                        File No. 1-1105).

        (10)(iii)(A)9   AT&T Excess  Benefit and  Compensation Plan, as amended
                        and restated effective October 1, 1996.

        (10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                        January 1, 1995.

        (10)(iii)(A)11  AT&T  Senior  Management  Incentive Award Deferral Plan,
                        as amended December 20, 1995.

        (10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective  January
                        1, 1988 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105) including AT&T Mid-Career Pension Plan, as amended and restated October 1, 1996.

        (10)(iii)(A)13  AT&T 1984 Stock  Option Plan,  as modified  December 19,
                        1984 (Exhibit 10(t) to Form SE, dated February 27,1985, File No. 0-13247).

        (10)(iii)(A)14  Form  of  Indemnification   Contract for  Officers and
                        Directors  (Exhibit (10)(iii)(A)6   to Form  SE,  dated
                        March 25, 1987, File No. 1-1105).

        (10)(iii)(A)15  Pension  Plan  for  AT&T Non-Employee Directors revised
                        February 20, 1989 (Exhibit (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).

        (10)(iii)(A)16  AT&T Corp.  Senior  Management   Basic Life   Insurance
                        Program, as amended May 17, 1995.

        (10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement Exhibit
                        (10)(iii)(A)17 to Form SE, dated March 25, 1992, File No. 1-1105).

        (10)(iii)(A)18  Form of  Employment   Agreement  between AT&T Corp. and
                        John R. Walter dated October 23, 1996.

        (10)(iii)(A)19  Employment  Agreement  between  American Telephone  and
                        Telegraph Company and Richard W. Miller dated August 9, 1993 (Exhibit 10(iii)(A)19 to Form 10-K for 1995, File No. 1-1105).

        (12)            Computation of Ratio of Earnings to Fixed Charges.

        (13) Specified portions (pages 20 through 44 and the outside back cover) of the Company's Annual Report to security holders for the year ended December 31, 1996.

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

     (b) Reports on Form 8-K:

           During the fourth quarter 1996, Forms 8-K dated October 10, 1996 and October 28, 1996 were filed pursuant to Item 5 (Other Events).

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowners of AT&T Corp.:


Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page 29 of the 1996 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 14 of this Form 10-K.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
January 22, 1997



                              Schedule II--Sheet 1

                                   AT&T CORP.
                        AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of Dollars)

-------------------------------------------------------------------------------------------------------
           COL. A                            COL. B           COL.
C          COL. D           COL. E
-------------------------------------------------------------------------------------------------------
                                           Balance at
Charged to                        Balance
                                           Beginning        Costs
and                         at End
         Description                       of Period
Expenses       Deductions(a)      of Period
-------------------------------------------------------------------------------------------------------
         Year 1996
Allowances for doubtful accounts (b) ..... $1,287
$2,443           $2,342           $1,388
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ..........$2,098           $
--           $  710           $1,388
Deferred tax asset valuation allowance ... $  129           $
39           $    2           $  166

         Year 1995

Allowances for doubtful accounts (b) ..... $1,023
$2,272           $2,008           $1,287
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ......... $  699
$1,718           $  319           $2,098
Deferred tax asset valuation allowance ... $   36           $
109           $   16           $  129

The Notes on Sheet 2 are an integral part of this Schedule.


                              Schedule II--Sheet 2

                                   AT&T CORP.
                        AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)

-------------------------------------------------------------------------------------------------------
           COL. A                            COL. B           COL.
C           COL. D          COL. E
-------------------------------------------------------------------------------------------------------
                                           Balance at
Charged to                        Balance
                                           Beginning        Costs
and                         at End
        Description                        of Period
Expenses        Deductions(a)     of Period
-------------------------------------------------------------------------------------------------------

         Year 1994
Allowances for doubtful accounts (b) ..... $  889
$1,697           $1,563           $1,023
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ......... $  952           $
22           $  275           $  699
Deferred tax asset valuation allowance ... $   43           $
3           $   10           $   36


------------

(a)  Amounts written off as uncollectible, net of recoveries.
(b) Includes allowances for doubtful accounts on long-term receivables of $52,
     $35 and $32 in 1996,  1995 and  1994,  respectively
(included  in  Finance
     receivables in the Consolidated Balance Sheets).
(c) Included primarily in Other current liabilities and in Other long-term liabilities and deferred credits in the Consolidated Balance
Sheets.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AT&T Corp.


                               /s/  M. J. Wasser
                               ------------------------------------
                               By:  M. J. Wasser
                                    Vice President - Law and
Secretary

March 28, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                  #
                                               #
   Robert E. Allen           Chairman          #
                             of the Board and  #
                             Chief Executive   #
                             Officer           #
                                               #
   John R. Walter            President, Chief  #
                             Operating Officer #
                             and Director      #
                                               #
Principal Financial Officer:                   #
                                               #
   Richard W. Miller         Senior Executive  #
                             Vice President and#
                             Chief Financial   #
                             Officer           #
                                               #
Principal Accounting Officer:                  #
                                               #
   Maureen B. Tart           Vice President    ##    By M. J.
Wasser
                             and Controller    #
(attorney-in-fact)*
                                               #
Directors:                                     #
                                               #     March 28, 1997
   Kenneth T. Derr                             #
   M. Kathryn Eickhoff                         #
   Walter Y. Elisha                            #
   Ralph S. Larsen                             #
   Donald F. McHenry                           #
   Michael I. Sovern                           #
   Joseph D. Williams                          #
   Thomas H. Wyman                             #

                                  Exhibit Index



       Exhibit
       Number:

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
                       Registration  Statement  No. 333-00573).

       (3)b            By-Laws of the registrant, as amended
January 15, 1997.

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

       (10)(i)1        Form of  Separation  and  Distribution
Agreement by  and
                       among  AT&T  Corp.,  Lucent   Technologies
Inc.  and  NCR
                       Corporation, dated as of February 1, 1996 and amended and
                       restated  as  of  March 29, 1996.

       (10)(i)2 Form of Distribution Agreement, dated as of November 20,
                       1996,  by and  between AT&T Corp.  and NCR
Corporation.

       (10)(i)3        Tax Sharing  Agreement by and  among  AT&T
Corp.,  Lucent
                       Technologies Inc.  and  NCR  Corporation,
dated   as  of
                       February 1, 1996 and amended and restated as of March 29,
                       1996.

       (10)(i)4        Employee Benefits Agreement by and between
AT&T Corp. and
                       Lucent Technologies Inc., dated as of February 1, 1996
                       and amended and restated as of March 29, 1996.

       (10)(i)5 Form of Employee Benefits Agreement, dated as of November
                       20, 1996, between AT&T  Corp. and NCR
Corporation.

       (10)(ii)(B)1    General Purchase Agreement by  and between
AT&T Corp. and
                       Lucent  Technologies  Inc., dated
February  1, 1996  and
                       amended and restated as of March 29, 1996.

       (10)(ii)(B)2 Form of Volume Purchase Agreement, dated as of November
                       20, 1996, by and between AT&T Corp. and NCR
Corporation.

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

       (10)(iii)(A)4   AT&T  Senior   Management   Long  Term
Disability  and
                       Survivor Protection  Plan,   as  amended
and   restated
                           effective January 1, 1995.

       (10)(iii)(A)5   AT&T Senior Management Financial Counseling
Program dated
                       December 29, 1994 (Exhibit (10)(iii)(A)5 to
Form 10-K for
                             1994, File No. 1-1105).

       (10)(iii)(A)6   AT&T   Deferred   Compensation  Plan
for   Non-Employee
                       Directors, as amended December 15,
1993(Exhibit (10)(iii)
                       (A)6 to Form 10-K for 1993, File No.
1-1105).

       (10)(iii)(A)7   The AT&T  Directors  Individual  Life
Insurance  Program
                       dated January 1, 1987, revised December 1,
1995.

       (10)(iii)(A)8   AT&T  Plan  for  Non-Employee  Directors'
Travel Accident
                       Insurance (Exhibit (10)(iii)(A)8 to   Form
10-K for 1990,
                                File No. 1-1105).

       (10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan,
as amended and
                       restated effective October 1, 1996.

       (10)(iii)(A)10 AT&T Non-Qualified Pension Plan, as amended and restated
                                January 1, 1995.

       (10)(iii)(A)11  AT&T  Senior Management Incentive Award
Deferral Plan, as
                           amended December 20, 1995.

       (10)(iii)(A)12 AT&T Mid-Career Hire Program revised effective January 1,
                       1988 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25,
                       1988, File No. 1-1105) including AT&T
Mid-Career  Pension
                       Plan, as amended and restated October 1, 1996.

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
                               File No. 0-13247).

       (10)(iii)(A)14  Form  of   Indemnification   Contract  for
Officers  and
                       Directors (Exhibit (10)(iii)(A)6 to Form
SE, dated March
                       25, 1987, File No. 1-1105).

       (10)(iii)(A)15  Pension  Plan  for  AT&T  Non-Employee
Directors revised
                       February 20, 1989 (Exhibit (10)(iii)(A)15 to Form 10-K
                       for 1993, File No. 1-1105).

       (10)(iii)(A)16  AT&T  Corp.  Senior  Management   Basic
Life  Insurance
                       Program, as amended May 17, 1995.

       (10)(iii)(A)17  Form of AT&T Benefits Protection Trust
Agreement (Exhibit
                       (10)(iii)(A)17 to Form SE, dated March 25,
1992, File No.
                       1-1105).

       (10)(iii)(A)18  Form of Employment Agreement between AT&T
Corp. and  John
                       R. Walter dated October 23, 1996.

       (10)(iii)(A)19  Employment   Agreement  between  American
Telephone  and
                       Telegraph Company and Richard W.   Miller
dated August 9,
                       1993 (Exhibit  10(iii)(A)19  to  Form 10-K
for 1995, File
                       No. 1-1105).

       (12)            Computation of Ratio of Earnings to Fixed
Charges.

       (13) Specified portions (pages 20 through 44 and the outside back cover) of the  Company's  Annual
Report to security
                       holders for the year ended December 31,
1996.

       (21)            List of subsidiaries of AT&T.

       (23)            Consent of Coopers & Lybrand L.L.P.

       (24) Powers of Attorney executed by officers and directors who signed this report.

       (27)            Financial Data Schedule.