Form 10-Q
period 1997-03-31
AT&T CORP
filed 1997-05-14
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

At April 30, 1997, 1,624,771,000 common shares were outstanding.

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)
                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                                 1997     1996
Revenues
Communications services....................   $12,658  $12,370
Financial services ........................       390      480
Total revenues.............................    13,048   12,850

Operating Expenses
Access and other interconnection...........     4,252    4,168
Network and other communications services..     2,251    1,827
Depreciation and amortization .............       930      655
Selling, general and administrative .......     3,587    3,357
 Total communications services expenses....    11,020   10,007
Financial services expenses................       338      430
Total operating expenses ..................    11,358   10,437

Operating income ..........................     1,690    2,413
Other income - net ........................       170      105
Interest expense ..........................        49      123
Income from continuing operations
  before income taxes .....................     1,811    2,395
Provision for income taxes ................       689      926
Income from continuing operations .........     1,122    1,469
Discontinued Operations:
Income (loss) from discontinued operations
 (net of taxes of $3 in 1997 and
 ($316) in 1996) ..........................         4     (107)
Net income ................................   $ 1,126  $ 1,362

Weighted average common shares
   outstanding (millions)..................     1,628    1,608
Earnings per common share:
 Income from continuing operations ........   $  0.69  $  0.92
 Income (loss) from discontinued operations         -    (0.07)
 Net income ...............................   $  0.69  $  0.85
Dividends declared per
   common share............................   $   .33  $   .33

          See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                (Unaudited)

                                         March 31,   December 31,
                                           1997          1996
ASSETS

Cash and cash equivalents .............. $   415       $   134

Receivables less allowances
  of $1,385 and $1,336
  Accounts receivable...................   8,720         8,973
  Finance receivables...................   6,347         7,087

Deferred income taxes...................   1,408         1,413

Other current assets....................     569           703

Total current assets....................  17,459        18,310

Property, plant and equipment, net
  of accumulated depreciation of
  $20,233 and $19,728 ..................  19,362        19,794

Licensing costs, net of accumulated
  amortization of $945 and $913.........   8,080         8,071

Investments.............................   4,000         3,883

Long-term finance receivables...........     701           703

Prepaid pension costs...................   2,011         1,933

Other assets............................   2,519         2,332

Net assets of discontinued operations...     559           526

TOTAL ASSETS............................ $54,691       $55,552





                                  (CONT'D)

                                                         AT&T Form 10-Q - Part I

                   (Dollars in Millions Except Share Amounts)
                                (Unaudited)


                                         March 31,  December 31,
                                           1997          1996
LIABILITIES
Accounts payable.......................  $ 5,653      $ 6,173
Payroll and benefit-related
  liabilities..........................    1,949        2,635
Debt maturing within one year..........    1,934        2,460
Dividends payable......................      537          536
Other current liabilities..............    4,619        4,514

Total current liabilities..............   14,692       16,318

Long-term debt.........................    7,867        7,883
Long-term benefit-related liabilities..    3,060        3,037
Deferred income taxes..................    4,868        4,827
Other long-term liabilities and
  deferred credits.....................    3,338        3,192

Total liabilities .....................   33,825       35,257

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,624        1,623
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,624,412,000 at March 31, 1997
  1,623,487,646 at December 31, 1996
Additional paid-in capital.............   15,662       15,643
Guaranteed ESOP obligation.............      (84)         (96)
Foreign currency translation
  adjustments..........................       30           47
Retained earnings......................    3,634        3,078

Total shareowners' equity..............   20,866       20,295

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $54,691      $55,552

      See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                  For the Three
                                                   Months Ended
                                                     March 31,
                                                  1997      1996
Operating Activities
Net income ..............................      $ 1,126   $ 1,362
Add: (Income) loss from
  discontinued operations ...............           (4)      107

Income from continuing operations .......        1,122     1,469
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization.........          930       655
   Provision for uncollectibles..........          667       532
   Increase in accounts receivable.......         (263)     (467)
   Decrease in accounts payable..........         (143)      (67)
   Net increase in other operating
     assets and liabilities..............         (489)     (271)
   Other adjustments for non-cash
     items - net.........................          (38)      161

Net cash provided by operating
  activities of continuing operations....        1,786     2,012

Investing Activities
  Capital expenditures...................       (1,385)     (896)
  Proceeds from sale or disposal of
    property, plant and equipment........           30        19
  Decrease in finance assets.............          624       612
  Acquisitions of licenses...............          (54)      (23)
  Net increase in investments............         (188)     (151)
  Dispositions...........................          586       160
  Other investing activities - net.......          (18)      (91)

Net cash used in investing activities
  of continuing operations...............         (405)     (370)

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1997      1996

Financing Activities
  Proceeds from long-term debt issuances.           25         2
  Retirements of long-term debt..........          (31)     (437)
  Issuance of common shares..............           39       512
  Treasury shares acquired...............          (18)        -
  Dividends paid.........................         (535)     (527)
  Decrease in short-term borrowings - net         (526)   (2,093)
  Other financing activities - net.......          (23)    1,247
Net cash used in financing activities
  of continuing operations...............       (1,069)   (1,296)

Effect of exchange rate
  changes on cash........................           (1)      (22)

Net cash used in discontinued operations.          (30)     (248)

Net increase in cash and
 cash equivalents........................          281        76

Cash and cash equivalents
  at beginning of year...................          134       129

Cash and cash equivalents
  at end of period.......................      $   415   $   205



           See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION
         The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1996 Annual Report to Shareowners, and Form 10-K for the year ended December 31, 1996.

(b)  DISCONTINUED OPERATIONS
         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
         Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR") and AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the planned disposition of AT&T Submarine Systems Inc. ("SSI") as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated
         Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income (loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

         On April 11, 1997 AT&T announced that it entered into an agreement to sell SSI to Tyco International Ltd. for approximately $850.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

         Summarized financial information for the discontinued operations is as follows:
                                              For the Three
                                              Months Ended
                                                March 31,
                                            1997         1996
         Revenues                          $ 159       $5,924
         Income(loss) before
           income taxes                        7         (423)
         Net income (loss)                     4         (107)

                                          At March      At Dec.
                                          31, 1997     31, 1996
         Current Assets                    $ 516       $  554
         Total Assets                        817          862
         Current Liabilities                 139          230
         Total Liabilities                   258          336
         Net assets of discontinued
           operations                      $ 559       $  526

         The loss before income taxes includes interest expense of $28 for the quarter ended March 31, 1996, allocated to discontinued operations based on the ratio of net assets of discontinued operations to total AT&T consolidated assets. No interest expense was allocated to discontinued operations in the first quarter of 1997 due to immateriality of the amount.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(c)      CREDIT HOLDINGS
         In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation). At March 31, 1997, $58.9 of the guaranteed debt remained outstanding.

         AT&T Credit Holdings, Inc. holds the finance assets of the former AT&T Credit Corporation and prior to the sale of AT&T Capital on October 1, 1996, held the majority of AT&T's investment in AT&T Capital.

         The following table shows summarized consolidated financial information for AT&T Credit Holdings, Inc. The summarized financial information includes transactions with AT&T that are eliminated in consolidation
 .
                                                  For the Three
                                                  Months Ended
                                                    March 31,
                                               1997          1996

         Total revenues                        $ 43          $ 33
         Income from continuing operations        9             7
         Income from discontinued operation       -            26
         Net income                               9            33

                                              At             At
                                           March 31,     December 31,
                                             1997           1996

         Finance receivables                $ 1,102       $ 1,102
         Total assets                         3,087         3,075
         Total debt                              60            60
         Total liabilities                    1,904         1,891
         Total shareowners' equity          $ 1,183       $ 1,184

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(d)  OPERATING EXPENSES OF FINANCIAL SERVICES

         Operating expenses of the financial services segment are comprised of the following:

                                                For the Three
                                                Months Ended
                                                  March 31,
                                              1997        1996
         Interest Expense                    $  73       $ 123
         Provision for losses                  118         163
         Other costs                           101         102
         Selling, general and
           administrative                       46          42
         Total                              $  338       $ 430

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR") and AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the planned disposition of AT&T Submarine Systems Inc. ("SSI") as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income (loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

On April 11, 1997 AT&T announced that it entered into an agreement to sell SSI to Tyco International Ltd. for approximately $850 million.

Throughout the discussion and analysis of AT&T's results of operations and financial condition, references are made to initiatives in which AT&T is investing, and to AT&T's core business. Initiatives include local service deployment; wireless services in new 1.9 GHz markets, wireless data services and wireless international expansion; AT&T Solutions outsourcing, consulting and systems integration business; online services such as AT&T WorldNet* and AT&T Easy Commerce Services*; and international expansion. AT&T's core business includes business and consumer long distance services, wireless voice services in existing 800 MHz markets, air-to-ground services, one-way messaging, wireless product sales and financial services.

All financial data presented on a "core" and "initiatives" basis should be considered approximate. Data on initiatives include costs and expenses on an incremental basis, and require certain estimates and allocations that management believes provide a reasonable basis on which to present such information.


(*Service mark of AT&T)

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from continuing operations grew 1.5% to $13,048 million in the first quarter compared with $12,850 million in the first quarter of 1996. This increase was led by growth in local and other initiatives, business long distance services and wireless services partially offset by declines in financial services and consumer long distance services. Competition continued to affect long distance services revenues and is likely to increase.

Operating income decreased 30% to $1,690 million in the first quarter of 1997, compared to $2,413 million in the first quarter of 1996. Operating margin for the first quarter of 1997 decreased to 13.0% from 18.8% in the first quarter of 1996. Earnings before interest and taxes ("EBIT"), which includes other income, was $1,860 million in the first quarter of 1997, a decrease of 26.1% from $2,518 million in the first quarter of 1996. The decrease in both EBIT and operating income was due to higher network and other communications services expenses, higher depreciation and amortization expenses and higher selling, general and administrative expenses, partially offset by higher revenues.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which includes other income, decreased 11.9% to $2,806 million from $3,188 million in the first quarter of 1996. The decrease was due to higher network and other communications services expenses, and higher selling, general and administrative expenses partially offset by higher revenues.

Income from continuing operations was $1,122 million, or $.69 per share. This represents a 23.6% decrease in income from continuing operations and a 25.0% decrease in earnings per share compared with income from continuing operations of $1,469 million, or $.92 per share in the first quarter of 1996. Spending for initiatives diluted earnings per share by approximately $.25 in the first quarter of 1997 and $.10 in the first quarter of 1996. Excluding the dilution from initiatives, earnings per share for the core business decreased 8% to approximately $.94 in the first quarter of 1997 from $1.02 in the first quarter of 1996.

Net income for the first quarter of 1997 decreased 17.3% to $1,126 million, or $.69 per share, from $1,362 million, or $.85 per share, in the first quarter of 1996.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES
Communications services revenues increased $288 million or 2.3% for the quarter compared with the first quarter of 1996.

                                       Three months
                                          ended
                                         March 31,
In millions                           1997      1996

Business long distance services     $ 5,452   $ 5,323
Consumer long distance services       6,057     6,119
Wireless services                     1,020       896
Local and other initiatives             459       325
Other and eliminations                 (330)     (293)
 Total communications
  services revenues                 $12,658   $12,370

Operating income                    $ 1,638   $ 2,363
Operating margin                       12.9%     19.1%
EBIT                                $ 1,805   $ 2,468
EBITDA                              $ 2,751   $ 3,138

Long distance services revenues, which include business and consumer long distance services revenues from toll calling, network management, data services, other network-enabled services and related product sales, were $11,509 million in the first quarter of 1997, essentially flat compared to $11,442 million in the first quarter of 1996. Revenue growth in business long distance services was substantially offset by a decrease in consumer long distance services revenue. Total long distance volumes grew 6.7%. The comparison to a leap-year first quarter in 1996 had a negative impact on long distance services volume and revenue growth rates of approximately 1.3% and 1.0%, respectively.

Business long distance services revenue increased $129 million or 2.4% compared with the first quarter of 1996. The revenue increase quarter over quarter was driven by double-digit growth in revenues from data services and by solid double-digit volume growth. The volume growth was led by strength in business inbound, toll-free 800 and 888 services, and in government markets. The gap between revenue and volume growth was primarily due to pricing pressures on many new business contracts resulting from increased competition and the uncertainty surrounding detariffing, and from a greater level of lower-priced volume in government markets. These pricing pressures will likely continue throughout the year and negatively impact revenue growth.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consumer long distance services revenue decreased $62 million or 1.0% compared with the first quarter of 1996. The contra-revenue associated with issuing free minutes to customers in our acquisition and retention programs reduced the consumer long distance services revenue growth rate by approximately 1.0%. Domestic price increases in the fourth quarter of 1996 were primarily offset by promotional pricing on international calling. Volumes were essentially flat compared to the first quarter of 1996 as double-digit growth in U.S.-originated international calling volumes was offset by declines in domestic volumes. In addition, consumer long distance services revenues were negatively impacted by competitive pressures from traditional and non-traditional sources such as smaller telecommunications companies, non-RBOC local exchange carriers and dial-around companies. The increased competition in the consumer markets will continue to impact growth throughout 1997. Additionally, factors such as the strategic shift from issuing checks to providing free minutes will have a negative impact on revenue growth in the future.

Wireless services revenue, which includes wireless voice and data, messaging, air-to-ground services, and the sales of wireless products grew $124 million or 13.9% in the first quarter of 1997 compared to the first quarter of 1996, driven by increased cellular subscribers and higher wireless product sales. Cellular revenue rose 12.3% to $832 million while consolidated cellular subscribers increased 25.8% to 5.3 million at the end of the quarter from 4.2 million at the end of the first quarter 1996. On a consolidated basis, this represents a voice penetration rate of 8.0% in the first quarter of 1997, up from 6.3% in the first quarter of 1996. During the quarter, net additions to consolidated subscribers were 251 thousand, representing a 9.7% decrease over the first quarter of 1996 net additions. The decline in the growth rate for net additions primarily reflects additional competitors entering certain markets. The disposal of several wireless properties at the end of 1996 reduced the growth rates for both cellular revenue and consolidated subscribers by approximately 2.6% when compared to the first quarter of 1996.

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 24.9% to 7.3 million at March 31, 1997 from
5.9 million at March 31, 1996. On this basis, the voice penetration rate rose to 7.8% this quarter from 5.1% in the first quarter of last year.

Average revenue per subscriber continued to decline in the first quarter of 1997 to $53 per subscriber from $60 in the first quarter of 1996, reflecting industry wide pricing pressures experienced by cellular service providers, as well as lower average usage per subscriber. The lower average usage per subscriber is attributed to growth in subscribers who are more casual users (e.g. for emergency and other personal use). Average revenue per subscriber is expected to continue to decline throughout 1997.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from local and other initiatives includes revenues from AT&T Solutions' consulting, outsourcing, and systems integration business, AT&T WorldNet and other online services, international expansion and local service deployment. Revenues from these initiatives increased $134 million or 41.2% from the first quarter of 1996, primarily due to growth in revenues from AT&T Solutions' and from AT&T WorldNet and other online services. AT&T WorldNet had approximately 884,000 subscribers and AT&T Easy Commerce Services had more than 3,100 hosted sites at the end of the first quarter 1997.

Other and eliminations reflects the elimination of revenues for services sold between revenue categories (e.g., sales of business long distance services to other units).

Operating expenses for communications services increased $1,013 million or 10.1% for the first three months of 1997 compared with the first quarter of 1996. The increase was driven by higher network and other communications services expenses, higher depreciation and amortization and higher selling, general and administrative expenses. The increase also includes $160 million in charges relating to the closing of wireless services' two-way messaging initiative, partially offset by approximately $100 million relating to the reversal of certain pre-1995 restructuring reserves in the core business. The reversals relate to reserves created several years ago for restructuring activities which have been completed.

Access and other interconnection expenses increased $84 million, or 2.0%, primarily due to increased volumes partially offset by changes in domestic traffic mix and by lower international accounting rates. Access rates continue to decline, however, barring structural reform of the access and settlement rates systems, this decline is expected to level off. Access and other interconnection expenses as a percentage of communications services revenues were essentially flat at 33.6% for the first quarter of 1997 as compared to 33.7% for the first quarter of 1996.

Network and other communications services expenses increased $424 million, or 23.2%, from the first quarter of 1996. The increase was primarily attributable to increased costs for initiatives, particularly AT&T Solutions, AT&T WorldNet and other online services and half of the charge recorded to exit wireless services' two-way messaging business. The remaining increase was driven by higher provisions for uncollectibles and compensation to payphone operators resulting from a recent Federal Communications Commission ("FCC") ruling, partially offset by approximately half of the pre-1995 restructuring reserve reversals.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Depreciation and amortization increased $275 million, or 42.2%, from the first quarter of 1996 driven by the higher levels of capital expenditures in 1996, particularly in the fourth quarter when purchases from Lucent were recorded at their full commercial price and by half of the charge recorded to exit the two-way messaging business.

Selling, general and administrative ("SG&A") expenses increased $230 million, or 6.7%, from the first quarter of 1996. SG&A as a percentage of communications services revenue was 28.3% for the first quarter, up from 27.2% in the first quarter of 1996. The higher SG&A expenses are due to higher customer acquisition and retention costs in consumer long distance services, including the use of checks as an acquisition tool and higher retention and acquisition costs in wireless services, despite a decrease in wireless services' cost per customer acquisition (cost per gross add, "CPGA"). Wireless services' CPGA was $402 in the first quarter of 1997, down 1.8% from $409 in the first quarter of 1996. The decrease is due to an emphasis on lower cost distribution channels partially offset by the cost of moving customers to digital service. These increases were partially offset by approximately half of the pre-1995 restructuring reserve reversals. Also contributing to the increase was spending on initiatives, particularly local service deployment and international expansion.

The operating margin for communications services decreased to 12.9% for the first quarter of 1997 from 19.1% in the first quarter of 1996. EBIT, which includes other income, for communications services decreased 26.8% to $1,805 million in the first quarter of 1997 from $2,468 million in the first quarter of 1996. EBIT for communications services includes ($33) million and $92 million for wireless services in the first quarter of 1997 and 1996, respectively. EBIT for wireless services was diluted by approximately $.2 billion in the first quarter of 1997 relating to wireless initiatives, including the costs to exit the two-way messaging business. In the first quarter of 1996 dilution from wireless initiatives was not material.

Additionally, EBIT for communications services in the first quarters of 1997 and 1996 includes dilution relating to local service deployment of approximately $.2 billion and $.1 billion, respectively, and dilution relating to other initiatives of approximately $.3 billion and $.2 billion, respectively.

EBITDA, which includes other income, for communications services decreased 12.3% to $2,751 million in the first quarter of 1997 from $3,138 million in the first quarter of 1996. Wireless services EBITDA was $244 million in the first quarter of 1997 and $267 million in the first quarter of 1996, including dilution of approximately $.1 billion in the first quarter of

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1997 relating to wireless initiatives and costs to exit the two-way messaging business. In the first quarter of 1996 dilution from wireless initiatives was not material. Similarly, EBITDA for communications services includes dilution relating to local service deployment of approximately $.1 billion in both the first quarters of 1997 and 1996, and dilution of approximately $.3 billion and $.2 billion for other initiatives in the first quarters of 1997 and 1996, respectively.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES

Financial services revenues decreased $90 million, or 18.7%, for the quarter compared with the first quarter of 1996. The decline was primarily a result of the Universal Card Services Corp. ("Universal Card") securitization program but also reflects lower card usage and the impact of promotional pricing.

In the first quarter of 1997, AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other provisions, this standard requires Universal Card to recognize anticipated revenue from securitized receivables. The adoption of this standard resulted in a benefit to revenue in the quarter.

                                         Three months
FINANCIAL SERVICES                           ended
                                           March 31,
In millions                             1997      1996

Financial services revenue              $390      $480

Operating income                        $ 52      $ 50
Operating margin                        13.5%     10.4%
EBT                                     $ 55      $ 50

Universal Card Information:              At March 31,
In millions                            1997       1996

Total book finance receivables       $ 6,309    $ 9,914
Total managed finance receivables    $12,809    $13,414
Cardholder accounts                     18.4       17.9

Universal Card's book receivables, which exclude the $6.5 billion of receivables that have been securitized to date, were $6.3 billion at the end of the first quarter. Universal Card retained the servicing and customer relationships of the securitized credit card accounts. Including securitized receivables, Universal Card's total managed receivables were $12.8 billion at the end of the first quarter, down $0.6 billion from the first quarter of 1996. The decline is primarily due to management action to reduce customer acquisitions in 1996, resulting in lower card usage.

Financial services expenses decreased $92 million, or 21.1%, in the first quarter of 1997 as compared with the first quarter of 1996. The decrease reflects a decline in direct portfolio expenses (interest, provisions for losses, and other related costs) of $96 million due to decreased receivable

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

balances associated with the securitization program and lower card usage. The decreases in direct portfolio expenses caused by the decrease in receivables were partially offset by increases in net charge-offs as a percentage of average credit card receivables outstanding ("charge-off rate"). The charge-off rate for credit card receivables was 7.2% for the first quarter of 1997, up from 5.4% in the first quarter 1996. The charge-off rate relating to managed receivables increased to 6.5% in the first quarter from 5.6% in the first quarter of 1996. Delinquencies, or payments that are thirty days or more past due, were 3.8% of average managed receivables as of March 31, 1997, down from 3.9% as of March 31, 1996.

Financial services operating income increased $2 million compared to the first quarter of 1996 and the operating margin percentage increased to 13.5% for the first quarter of 1997 from 10.4% in the first quarter of 1996. Earnings before taxes ("EBT"), including other income, increased 10.0% to $55 million in the first quarter of 1997, from $50 million in the first quarter of 1996. The revenue recognized in accordance with SFAS No. 125 represented a substantial portion of operating income and EBT in the first quarter of 1997.

OTHER INCOME STATEMENT ITEMS

Other income increased $65 million quarter over quarter, primarily due to the gain of approximately $100 million on the sale of AT&T Skynet Satellite Services, partially offset by lower earnings from equity investments.

Interest expense decreased $74 million, or 59.7%, to $49 million in the first quarter of 1997 due to lower levels of average debt partially offset by higher interest rates.

The provision for income taxes decreased $237 million for the quarter, reflecting the lower income before income taxes and a lower effective tax rate. The effective tax rate for the first quarter of 1997 was 38.0%, down from 38.7% in the first quarter of 1996, primarily reflecting nonrecurring items and higher research tax credits in the first quarter of 1997.

Income from discontinued operations increased $111 million in the first quarter of 1997 compared with the same period last year. In the first quarter of 1997, income from discontinued operations reflects the results of SSI, which AT&T has agreed to sell. In the first quarter of 1996, the loss from discontinued operations includes the results of Lucent, NCR, AT&T Capital, SSI and other businesses. The dispositions of Lucent, NCR and AT&T Capital and other businesses were successfully completed during 1996. Discontinued operations also includes the elimination of intercompany transactions, an allocation of AT&T's interest expense (based on the ratio

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of net assets of discontinued operations to total AT&T consolidated assets) in the first quarter of 1996, and a portion of AT&T's consolidated taxes attributable to discontinued businesses.

Included in the loss from discontinued operations for the first quarter of 1996 is a nonrecurring tax benefit of $155 million which was the result of reversing deferred tax liabilities on the undistributed earnings of Lucent's non-United States consolidated subsidiaries.

                              FINANCIAL CONDITION
                    MARCH 31, 1997 VERSUS DECEMBER 31, 1996

Total assets consist of the following:
                               March 31,     Dec. 31,
In billions                      1997          1996

Long distance - business
  and consumer                 $ 19.7         $ 20.3
Wireless Services                16.3           16.2
Local service initiative          2.7            2.7
Other initiatives                 2.0            1.8
Other                             5.6            5.5
Total communications
  services                       46.3           46.5
Financial Services                7.8            8.5
Net assets of discontinued
  operations                       .6             .6
Total assets                   $ 54.7         $ 55.6

Total assets decreased $861 million, or 1.6% in the first three months of 1997.

This decrease is primarily due to declines in current assets and in net property, plant and equipment. The current asset decline was driven by decreases in finance receivables and accounts receivable partially offset by an increase in cash.

Finance receivables decreased from December 31, 1996 mainly due to the normal seasonal decline as a result of higher levels of consumer purchases in the last months of the year with increased payments resulting in the first quarter. The decrease in accounts receivable was primarily due to the collection of employee benefit-related receivables from Lucent. The decrease in net property, plant and equipment primarily reflects the sale of AT&T Skynet Satellite Services.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total liabilities decreased $1,432 million from December 31, 1996 primarily reflecting lower payroll and benefit-related liabilities, a lower level of debt maturing within one year and lower accounts payable.

Payroll and benefit-related liabilities decreased due to the annual payment of year-end employee bonuses in the first quarter of 1997. Debt maturing within one year decreased primarily due to lower levels of debt for Universal Card driven by the decrease in finance receivables previously discussed. Accounts payable decreased primarily reflecting payments for capital expenditures and other purchases accrued for at the end of 1996.

Shareowners' equity increased $571 million primarily resulting from net income for the first quarter of 1997 partially offset by dividends paid.

The ratio of total debt to total capital (total debt and equity) decreased to 32.0% at March 31, 1997, compared with 33.8% at December 31, 1996. Excluding financial services operations, the debt ratio was 18.4% at March 31, 1997 compared with 18.7% at December 31, 1996.

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

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CASH FLOWS

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

Cash flows provided by operating activities of continuing operations of $1,786 million decreased $226 million for the three months ended March 31, 1997 compared to the first quarter of 1996 primarily reflecting the payment of taxes in the first quarter of 1997 resulting from the sale of AT&T Capital in 1996, partially offset by the collection of employee benefit-related receivables from Lucent.

For the three months ended March 31, 1997, cash used in investing activities of $405 million increased $35 million from the first quarter of 1996 primarily reflecting increased cash payments for capital expenditures partially offset by an increase in dispositions reflecting the proceeds from the sale of Skynet. Capital expenditures includes cash payments in the first quarter of 1997 for expenditures made in the fourth quarter of 1996. Capital expenditures for the first quarter of 1997 on an accrual basis were approximately $1.0 billion, an increase of approximately $.2 billion from the first quarter of 1996. Long distance services accounted for $.6 billion of the first quarter capital expenditures, an increase of $.1 billion compared to the first quarter of 1996. AT&T expects capital expenditures for the year to total between $8 billion and $9 billion.

Net cash used in financing activities of $1,069 million decreased $227 million from $1,296 million in the first quarter of 1996. The activity for the first quarter of 1996 included a large decrease in debt, partially offset by an increase in cash provided by other financing activities, both as a result of Lucent spin-related transactions. Net cash used in financing activities for the first quarter of 1997 was also impacted by a reduction in cash provided from the issuance of common shares. This reduction is consistent with our intention to satisfy the share requirements for our employee plans through open market purchases rather than the issuance of new shares.

Future financing is contemplated to be arranged as necessary to meet our capital and other requirements with the timing of issue, principal amount and form depending on our needs, prevailing market and general economic conditions.

We anticipate obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, asset-backed financings (i.e., securitizations) and available lines of credit.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT PRONOUNCEMENTS
In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Among other provisions, the standard sets forth provisions for calculating basic and diluted earnings per share and requires disclosure of both on the face of the income statement for income from continuing operations and net income. As prescribed by the standard, the basic earnings per share calculation includes only common shares outstanding while diluted earnings per share includes all common shares and dilutive potential common shares outstanding. The standard is effective for both interim and annual periods ending after December 15, 1997. For AT&T, this means that the standard is effective December 31, 1997. Since the standard applies to the earnings per share calculation, it will not have any impact on AT&T's results of operations, financial position or cash flows, and will not have a material impact on AT&T's results of operations reported on a per share basis.


LEGISLATIVE AND REGULATORY DEVELOPMENTS

In the  first  quarter  of 1997,  AT&T  continued  to expand  its local  service offerings as permitted under the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services. The Telecommunications Act will permit Regional Bell Operating Companies ("RBOCs") to provide interexchange services after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act.

At April 30, 1997 AT&T had received authority to provide service in 45 states and the District of Columbia. As of such date, AT&T was offering AT&T Digital Link outbound local service for medium- and large-sized business customers in 45 states and offering resold local service to consumers and smaller business customers in California, Connecticut, Michigan and Illinois.

In order to implement the local competition provisions of the Telecommunications Act, the FCC adopted rules and regulations, including pricing rules (the "Pricing Rules") with respect to the terms and conditions of interconnection with local exchange carrier ("LEC") networks and the standards governing the purchase of unbundled elements and wholesale services from LECs. These implementing rules rely on each state to develop the specific rates and procedures in such state within the framework prescribed by the FCC. However, in October 1996, the 8th Circuit Court of Appeals ordered a stay of the effectiveness of the Pricing Rules, pending resolution of challenges thereto by local telephone companies and

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

telephone regulators in several states. The court heard argument on the challenges in January 1997.

Absent effectiveness of the Pricing Rules, each state will determine the applicable rates and procedures independent of the framework of the Pricing Rules. However, since the stay was issued, many states have used the Pricing Rules as guidelines in establishing interim rates that will apply pending the determination of permanent rates in subsequent state proceedings. Nevertheless, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

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

In addition, on May 7, 1997, the FCC announced the adoption of three orders relating to Price Caps, Access Reform, and Universal Service that will result in substantial revisions to the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. The Price Cap Order requires LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation, which is likely to result in a reduction in the interstate access charges that long distance carriers, such as AT&T, pay to LECs. The Access Charge Reform Order restructured access charges so that certain costs that do not vary with usage will be recovered on a flat-rate basis and permits increased flat-rate assessments on multiline business customers and on residential lines beyond the primary telephone line. This restructuring allows a reduction in access charges assessed on long distance carriers on a usage basis. Finally, the Universal Service Order adopts a new mechanism for funding universal service which expands the set of carriers that must contribute to support universal service from only long-distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the unversal service support has been expanded from only LECs to any eligible carrier providing

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to eligible schools and libraries and rural health carrier providers.

COMPETITION

AT&T currently faces significant competition in the communication and information services industry and expects that the level of competition will continue to increase. For example, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T being able to offer combined local and long distance service in these areas. This forward integration adversely affected AT&T's consumer long-distance revenues and earnings in these service regions in the first quarter of 1997.

In addition, most of the RBOCs have indicated their intention to petition the FCC during 1997 for permission to provide interexchange services in one or more states within their home market. To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages.

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

Readers are cautioned not to put undue reliance on such forward looking statements. These factors and uncertainties include the adoption of balanced and effective rules and regulations by the state public regulatory agencies, AT&T's ability to achieve a significant market penetration in new markets and the related costs thereof, and competitive pressures. For a more detailed description of the uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements, see the discussion thereof contained in the Company's Form 10-K for the year ended December 31, 1996 under the section entitled "Forward LookingStatements". AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                        AT&T Form 10-Q - Part II

Item 5. Other Information

AT&T Quarterly Data
(Dollars in millions except per share amounts)
(Unaudited)                                                    Year
                             For the Three Months Ended        Ended
                        Mar. 31,  June 30  Sep. 30, Dec. 31,  Dec. 31,
                          1996     1996     1996     1996      1996
Revenues
Business Long Distance
   Services             $ 5,323  $ 5,375  $ 5,514  $ 5,379    $21,591
Consumer Long Distance
   Services               6,119    6,034    6,225    6,272     24,650
Wireless Services           896      957      994    1,084      3,931
Local & Other Initiatives   325      358      407      479      1,569
Eliminations and Other     (293)    (275)    (308)    (350)    (1,226)
Total Communications
   Services              12,370   12,449   12,832   12,864     50,515
Financial Services          480      419      396      374      1,669
Total Revenues          $12,850  $12,868  $13,228  $13,238    $52,184

EBIT
Communications Services  $2,468   $2,368   $2,292   $2,008     $9,136
Financial Services (EBT)     50       53      (35)      (4)        64
Total EBIT                2,518    2,421    2,257    2,004      9,200

Communications Services EBIT includes:
Wireless Services            92      122      151      235        600

Communications   Services  EBIT  also  includes   approximate  amounts  for  new
initiatives (Dollars in billions):

Local Services             (0.1)    (0.1)    (0.1)    (0.2)      (0.5)
Wireless Initiatives        0.0      0.0     (0.1)     0.0       (0.1)
Other Initiatives         $(0.2)   $(0.3)   $(0.3)   $(0.2)     $(1.0)


                                 (Continued)

                                                        AT&T Form 10-Q - Part II

AT&T Quarterly Data
(Dollars in millions except per share amounts)
(Unaudited)
                                      Year
                             For the Three Months Ended          Ended
                        Mar. 31,  June 30,  Sep. 30,  Dec. 31,   Dec. 31,
                           1996     1996      1996      1996      1996
EBITDA
Total Communications
   Services               $3,138   $3,039    $3,052   $2,709    $11,938
Financial Services (EBT)      50       53       (35)      (4)        64
Total EBITDA               3,188    3,092     3,017    2,705     12,002

Communications Services EBITDA includes:
Wireless Services            267      302       334      429      1,332

Communications Services EBITDA also includes approximate amounts for new initiatives (Dollars in billions):
Local Services           $ (0.1)  $ (0.1)    $ (0.1)   $ (0.2)   $ (0.5)
Wireless Initiatives        0.0      0.0       (0.1)      0.0      (0.1)
Other Initiatives        $ (0.2)  $ (0.3)    $ (0.2)   $ (0.2)   $ (0.9)

Approximate Earnings Per Share:
   Total AT&T            $ 0.92   $ 0.95     $ 0.84    $ 0.76    $ 3.47
   New Initiatives       $(0.10)  $(0.16)    $(0.17)   $(0.16)   $(0.59)
   Core                  $ 1.02   $ 1.11     $ 1.01    $ 0.92    $ 4.06




All financial data presented on a "core" and "initiatives" basis should be considered approximate. Data on initiatives include costs and expenses on an incremental basis, and require certain estimates and allocations that management believes provide a reasonable basis on which to present such information.

                                                        AT&T Form 10-Q - Part II



Item 6. Exhibits and Reports on Form 8-K.


(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

(b)           Reports on Form 8-K:

                        Form 8-K dated  January 15,  1997 was filed  pursuant to
         Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Form 8-K dated March 3, 1997 was filed pursuant to Item 5 and Item 7.

                                                                  AT&T Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AT&T Corp.






Date May 12, 1997                  /s/ M. B. Tart
                                   -----------------------------
                                   M. B. Tart
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                                                                  AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number

12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule