Form 10-Q
period 1997-06-30
AT&T CORP
filed 1997-08-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

At July 31, 1997, 1,624,434,000 common shares were outstanding.

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                             For the Three    For the Six
                                             Months Ended     Months Ended
                                                June 30,         June 30,
                                             1997    1996     1997    1996
Revenues
Communications services.................. $12,822 $12,449  $25,480 $24,819
Financial services ......................     351     419      741     899
Total revenues...........................  13,173  12,868   26,221  25,718

Operating Expenses
Access and other interconnection.........   4,237   3,852    8,489   8,020
Network and other
 communications services.................   2,371   1,897    4,622   3,724
Depreciation and amortization ...........     911     655    1,841   1,310
Selling, general and administrative .....   3,794   3,779    7,381   7,136
 Total communications services expenses..  11,313  10,183   22,333  20,190
Financial services expenses..............     301     366      639     796
Total operating expenses ................  11,614  10,549   22,972  20,986

Operating income ........................   1,559   2,319    3,249   4,732
Other income - net ......................      57     102      227     207
Interest expense ........................      56      97      105     220
Income from continuing operations
 before income taxes ....................   1,560   2,324    3,371   4,719
Provision for income taxes ..............     601     786    1,290   1,712
Income from continuing operations .......     959   1,538    2,081   3,007
Discontinued Operations:
Income(loss) from discontinued operations
 net of taxes of $0, ($56),
 $3 and ($372), respectively.............       -     (47)       4    (154)
Net income .............................. $   959 $ 1,491  $ 2,085 $ 2,853

Weighted average common shares and
 common share equivalents (millions).....   1,627   1,614    1,628   1,611
Earnings per common share:
 Income from continuing operations ...... $  0.59 $  0.95  $  1.28 $  1.87
 Income(loss) from discontinued
  operations ............................       -   (0.03)       -   (0.10)
 Net income ............................. $  0.59 $  0.92  $  1.28 $  1.77
Dividends declared per
   common share.......................... $  0.33 $  0.33  $  0.66 $  0.66

          See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                         June 30,     December 31,
                                           1997          1996
ASSETS

Cash and cash equivalents .............. $   200       $   134

Receivables less allowances
  of $1,318 and $1,336
  Accounts receivable...................   8,682         8,973
  Finance receivables...................   6,157         7,087

Deferred income taxes...................   1,311         1,413

Other current assets....................     494           703

Total current assets....................  16,844        18,310

Property, plant and equipment, net
  of accumulated depreciation of
  $20,840 and $19,728 ..................  19,984        19,794

Licensing costs, net of accumulated
  amortization of $989 and $913.........   8,397         8,071

Investments.............................   4,021         3,883

Long-term finance receivables...........     700           703

Prepaid pension costs...................   2,066         1,933

Other assets............................   2,588         2,332

Net assets of discontinued operations...     591           526

TOTAL ASSETS............................ $55,191       $55,552





                                  (CONT'D)

                                                         AT&T Form 10-Q - Part I

                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                         June 30,     December 31,
                                           1997          1996
LIABILITIES
Accounts payable.......................  $ 5,741      $ 6,173
Payroll and benefit-related
  liabilities..........................    2,043        2,635
Debt maturing within one year..........    3,242        2,460
Dividends payable......................      538          536
Other current liabilities..............    3,724        4,514

Total current liabilities..............   15,288       16,318

Long-term debt.........................    7,216        7,883
Long-term benefit-related liabilities..    3,074        3,037
Deferred income taxes..................    5,075        4,827
Other long-term liabilities and
  deferred credits.....................    3,230        3,192

Total liabilities .....................   33,883       35,257

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,625        1,623
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,625,285,000 at June 30, 1997
  1,623,487,646 at December 31, 1996
Additional paid-in capital.............   15,715       15,643
Guaranteed ESOP obligation.............      (84)         (96)
Foreign currency translation
  adjustments..........................       22           47
Retained earnings......................    4,030        3,078

Total shareowners' equity..............   21,308       20,295

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $55,191      $55,552

      See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  1997      1996
Operating Activities
Net income ..............................      $ 2,085   $ 2,853
Add: (Income)loss from
  discontinued operations ...............           (4)      154

Income from continuing operations .......        2,081     3,007
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization.........        1,841     1,310
   Provision for uncollectibles..........        1,213     1,041
   Increase in accounts receivable.......         (707)     (945)
   (Decrease)increase in accounts payable         (128)       56
   Net increase in other operating
     assets and liabilities..............       (1,339)   (1,468)
   Other adjustments for non-cash
     items - net.........................          171       173

Net cash provided by operating
  activities of continuing operations....        3,132     3,174

Investing Activities
  Capital expenditures...................       (2,942)   (2,387)
  Proceeds from sale or disposal of
    property, plant and equipment........           48        39
  Proceeds from securitizations..........        1,000     2,000
  (Increase)decrease in finance assets...         (248)      675
  Acquisitions of licenses...............         (291)     (107)
  Net increase in investments............         (260)     (135)
  Dispositions...........................          663       160
  Other investing activities - net.......          (47)       26

Net cash (used in)provided by investing
  activities of continuing operations....       (2,077)      271

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  1997      1996

Financing Activities
  Proceeds from long-term debt issuances.           25         2
  Retirements of long-term debt..........         (464)     (901)
  Issuance of common shares..............           70       755
  Dividends paid.........................       (1,070)   (1,057)
  Increase(decrease) in short-term
    borrowings - net.....................          562    (3,404)
  Other financing activities - net.......          (43)    1,896
Net cash used in financing activities
  of continuing operations...............         (920)   (2,709)

Effect of exchange rate
  changes on cash........................           (7)      (28)

Net cash used in discontinued operations.          (62)     (816)

Net increase(decrease) in cash and
 cash equivalents........................           66      (108)

Cash and cash equivalents
  at beginning of year...................          134       129

Cash and cash equivalents
  at end of period.......................      $   200   $    21



           See Notes to Consolidated Financial Statements.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)               BASIS OF PRESENTATION
                  The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1996 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1996 and the current year's previously issued Form 10-Q.

(b)               DISCONTINUED OPERATIONS
                  Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR"), AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the pending disposition of AT&T Submarine Systems Inc. ("SSI") as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income(loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

                  On July 1, 1997 AT&T sold SSI to Tyco International Ltd. for approximately $850 million in cash. Although we expect to record a gain on the sale of SSI, such amount is subject to post-closing adjustments and cannot be determined at this time.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Summarized financial information for the discontinued operations is as follows:

                              For the Three         For the Six
                              Months Ended          Months Ended
                                June 30,              June 30,
                             1997      1996        1997      1996
Revenues                    $ 295    $6,964       $ 454  $ 12,888
Income(loss) before
  income taxes                  -      (103)          7      (526)
Net income(loss)            $   -    $  (47)      $   4  $   (154)

                                 At June     At December
                                 30, 1997     31, 1996
Current Assets                    $ 576       $  554
Total Assets                        901          862
Current Liabilities                 187          230
Total Liabilities                   310          336
Net assets of discontinued
  operations                      $ 591       $  526

The loss before income taxes includes interest expense of $5 for the quarter ended June 30, 1996 and $33 for the six months ended June 30, 1996, allocated to discontinued operations based on the ratio of net assets of discontinued operations to total AT&T consolidated assets. No interest expense was allocated to discontinued operations in both the quarterly and six month periods ended June 30, 1997 due to immateriality of the amounts.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(c)               CREDIT HOLDINGS
                  In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation). At June 30, 1997, $58.9 of the guaranteed debt remained outstanding.

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

                                 For the Three       For the Six
                                  Months Ended       Months Ended
                                    June 30,           June 30,
                                 1997     1996      1997      1996
Total revenues                   $ 41     $ 31      $ 84      $ 64
Income(loss) from
 continuing operations              5      (20)       14       (13)
Income from
 discontinued operation             -       28         -        54
Net income                       $  5     $  8      $ 14      $ 41


                                            At           At
                                         June 30,    December 31,
                                           1997         1996

Finance receivables                      $1,103       $1,102
Total assets                              3,052        3,075
Total debt                                   60           60
Total liabilities                         1,868        1,891
Total shareowner's equity                $1,184       $1,184

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(d)  OPERATING EXPENSES OF FINANCIAL SERVICES

     Operating expenses of the financial services segment are comprised of the following:

                           For the Three        For the Six
                           Months Ended         Months Ended
                             June 30,             June 30,
                          1997     1996        1997     1996
Interest Expense         $  71    $ 106       $ 144    $ 229
Provision for losses        62       87         180      250
Other costs                 97      100         198      202
Selling, general and
  administrative            71       73         117      115
Total                    $ 301    $ 366       $ 639    $ 796

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR"), AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the pending disposition of AT&T Submarine Systems Inc. ("SSI") as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income(loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

On July 1, 1997 AT&T sold SSI to Tyco International Ltd. for approximately $850 million in cash. Although we expect to record a gain on the sale of SSI, such amount is subject to post-closing adjustments and cannot be determined at this time.

Throughout the discussion and analysis of AT&T's results of operations and financial condition, references are made to initiatives in which AT&T is investing and to AT&T's core business. Initiatives include local service deployment; wireless services in new 1.9 GHz markets, wireless data services and wireless international expansion; AT&T Solutions outsourcing, consulting and systems integration business; online services such as AT&T WorldNet* and AT&T Easy Commerce Services*; and international expansion. AT&T's core business includes business and consumer long distance services, wireless voice services in existing 800 MHz markets, air-to-ground services, one-way messaging, wireless product sales and financial services.

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


(*Service mark of AT&T)

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from continuing operations grew 2.4% to $13,173 million in the second quarter of 1997 compared with $12,868 million in the second quarter of 1996. For the first half of 1997, revenues from continuing operations increased 2.0% to $26,221 million from $25,718 million in the first half of 1996. The revenue increase in both periods was led by growth in business long distance services, local and other initiatives and wireless services, partially offset by declines in financial services and consumer long distance services. Competition continued to affect long distance services revenues and is likely to increase.

Operating income decreased 32.7% to $1,559 million in the second quarter of 1997 compared with $2,319 million in the second quarter of 1996. Operating margin for the second quarter of 1997 decreased to 11.8% from 18.0% in the second quarter of 1996. Earnings before interest and taxes ("EBIT"), which includes other income, was $1,616 million in the second quarter of 1997, a decrease of 33.3% from $2,421 million in the second quarter of 1996. The quarter over quarter decreases in both operating income and EBIT were due to higher network and other communications services expenses, higher access and other interconnection expenses, and higher depreciation and amortization expenses, partially offset by higher revenues.

Operating income for the six months ended June 30, 1997 decreased 31.3% to $3,249 million from $4,732 million in the year ago period and operating margin decreased to 12.4% from 18.4% in the first half of 1996. For the six months ended June 30, 1997, EBIT decreased 29.6% to $3,476 million from $4,939 million in the first half of 1996. The year over year decreases in both operating income and EBIT were due to higher network and other communications services expenses, higher depreciation and amortization expenses, and higher access and other interconnection expenses, partially offset by higher revenues.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which includes other income, decreased 17.8% to $2,545 million for the three months ended June 30, 1997 from $3,092 million in the second quarter of 1996. For the first half of 1997, EBITDA decreased 14.8% to $5,351 million from $6,280 million in the six months ended June 30, 1996. The decreases in both the second quarter and first half of 1997 were due to higher network and other communications services expenses and higher access and other interconnection expenses, partially offset by higher revenues.

Income from continuing operations was $959 million, or $.59 per share in the second quarter of 1997. This represents a 37.7% decrease in income from continuing operations and a 37.9% decrease in earnings per share compared with income from continuing operations of $1,538 million, or $.95 per share in the second quarter of 1996. Losses from initiatives diluted earnings per share by approximately $.23 in the second quarter of 1997 and by approximately $.16 in

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the second quarter of 1996. For the six months ended June 30,1997, income from continuing operations was $2,081 million, a 30.8% decrease from $3,007 million in the comparable period ended June 30, 1996. Losses from initiatives diluted earnings per share by approximately $.48 in the first half of 1997 and $.26 in the first half of 1996.

Earnings per share for the core business, which excludes the dilution from initiatives, decreased 26% to approximately $.82 in the second quarter of 1997 from $1.11 in the second quarter of 1996. Earnings per share for the core business for the six months ended June 30, 1997, which excludes the dilution from initiatives, decreased 17% to approximately $1.76 from $2.13 in the comparable year ago period.

Net income for the second quarter of 1997 decreased 35.7% to $959 million, or $.59 per share, from $1,491 million, or $.92 per share, in the second quarter of 1996. For the six months ended June 30, 1997, net income decreased 26.9% to $2,085 million, or $1.28 per share, from $2,853 million, or $1.77 per share, in the first half of 1996.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES
Communications services revenues increased $373 million, or 3.0%, for the quarter compared with the second quarter of 1996 and increased $661 million, or 2.7%, for the six months ended June 30, 1997 compared with the six months ended June 30, 1996.

                                    Three months         Six months
                                       ended               ended
                                      June 30,            June 30,
In millions                         1997     1996       1997     1996

Business long distance services  $ 5,598  $ 5,375    $11,050  $10,698
Consumer long distance services    5,984    6,034     12,041   12,153
Wireless services                  1,090      957      2,110    1,853
Local and other initiatives          524      358        983      683
Other and eliminations              (374)    (275)      (704)    (568)
 Total communications
  services revenues              $12,822  $12,449    $25,480  $24,819

Operating income                 $ 1,509  $ 2,266    $ 3,147  $ 4,629
Operating margin                    11.8%    18.2%      12.4%    18.6%
EBIT                             $ 1,566  $ 2,368    $ 3,371  $ 4,836
EBITDA                             2,495    3,039      5,246    6,177

Long distance services revenues, which include business and consumer long distance services revenues from toll calling, network management, data services, other network-enabled services and related product sales, were $11,582 million in the second quarter of 1997, up $173 million, or 1.5%, compared to $11,409 million in the second quarter of 1996. Revenue growth in business long distance services was partially offset by a decrease in consumer long distance services revenue. In the second quarter of 1997, total long distance volumes grew 9.7% compared with the second quarter of 1996. The gap between revenue and volume growth for the quarter resulted from the continued effects of pricing pressures on long distance services, changes in product mix, the increased use of free minutes in customer retention and acquisition programs, and increased customer use of calling plans. For the first half of 1997, long distance services revenues increased 1.0%, or $240 million, to $23,091 million from $22,851 million compared with the same period in 1996, led again by business long distance services partially offset by a decrease in consumer long distance services.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business long distance services revenue for the second quarter of 1997 increased $223 million, or 4.1%, compared with the second quarter of 1996. For the six months ended June 30, 1997, business long distance services revenue increased $352 million, or 3.3%, compared with the first half of 1996. The revenue increase in both the second quarter and first half of 1997 was driven by strong double-digit growth in revenues from data services. Volume growth was in the mid-teens in the second quarter of 1997 compared with the second quarter of 1996 and continues to be led by strength in business inbound services, primarily toll-free 800 and 888 services. The gap between revenue and volume growth for the quarter was primarily due to continued pricing pressures on many new business contracts resulting from increased competition and the uncertainty surrounding detariffing. Rapid growth in lower-priced intra-LATA minutes also contributed to the gap, as well as the shift of customers toward nodal services. The rapid growth of these services is likely to continue throughout the year and impact the gap. However, the gap is expected to begin to narrow by the end of 1997 because pricing pressures on new business contracts began to impact revenue in the second half of 1996.

Consumer long distance services revenue for the three months ended June 30, 1997 decreased $50 million, or .8%, compared with the three months ended June 30, 1996. For the six months ended June 30, 1997, consumer long distance services revenue decreased $112 million, or .9%, compared with the first half of 1996. The use of free minutes, which are recorded as contra-revenue as part of our 1997 customer acquisition and retention programs, reduced the consumer long distance services revenue growth rates by approximately 1.6% for the second quarter of 1997 and by approximately 1.4% for the first half of 1997. Volume growth in the second quarter of 1997 was slightly below the industry rate compared to the second quarter of 1996. This growth was led by a surge in intra-LATA traffic as AT&T has taken advantage of the opportunity offered by presubscription in a number of states. Also contributing to the quarter over quarter volume growth was continued double digit growth in international calling volumes, which have been stimulated by promotional pricing offers. The widening gap between revenue and volume growth for the quarter reflects the increase in lower-priced intra-LATA traffic, free minutes recorded as contra-revenue, international promotions and the migration of customers to the AT&T One Rate plans. Competitive pressures from traditional and non-traditional sources such as smaller telecommunications companies, non-RBOC local exchange carriers and dial-around companies continued to impact growth in the second quarter of 1997 and are expected to continue to impact growth throughout 1997. Additionally, factors such as the strategic shift from issuing checks to providing free minutes will continue to have a negative impact on revenue growth in the future.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Wireless services revenue, which includes wireless voice and data, messaging, air-to-ground services, the sales of wireless products and revenue from wireless initiatives grew $133 million, or 13.9%, in the second quarter of 1997 compared to the second quarter of 1996, driven by increased cellular subscribers.
Cellular revenue rose 13.5% to $910 million while consolidated cellular subscribers increased 23.3% to 5.6 million at the end of the second quarter from
4.5 million at the end of the second quarter of 1996. On a consolidated basis, this represents a voice penetration rate of 8.4% in the second quarter of 1997, up from 6.8% in the second quarter of 1996. The disposal of several wireless properties at the end of 1996 reduced the growth rates for both wireless revenue and consolidated subscribers by more than 2% when compared to the second quarter of 1996. During the quarter, net additions to consolidated subscribers were 271 thousand, representing an 11.8% decrease over net additions in the second quarter of 1996. The disposal of wireless properties in 1996 negatively impacted this growth rate by approximately 3.6%. The continued decline in the quarterly growth rate for net additions primarily reflects additional competitors entering certain markets. Wireless services revenue increased 13.9% to $2,110 million for the six months ended June 30, 1997 compared with the same period in 1996, again fueled by increased cellular subscribers. The previously mentioned disposal of wireless properties reduced this growth rate by approximately 2.5%.

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 22.1% to 7.6 million at June 30, 1997 from 6.3 million at June 30, 1996. On this basis, the voice penetration rate rose to 8.1% this quarter from 6.6% in the second quarter of 1996.

Average revenue per subscriber continued to decline in the second quarter of 1997 to $55 per subscriber from $61 in the second quarter of 1996, and to $54 per subscriber for the six months ended June 30, 1997 from $61 for the first six months of 1996, reflecting industry wide pricing pressures experienced by cellular service providers, as well as the industry trend toward more convenience-oriented use of wireless phones. Average revenue per subscriber is expected to continue to decline throughout 1997.

Revenue from local and other initiatives includes revenue from AT&T Solutions' consulting, outsourcing, and systems integration businesses, AT&T WorldNet and other online services, international expansion and local service deployment. In the second quarter of 1997, revenue from these initiatives increased $166 million, or 46.5%, from the second quarter of 1996. Revenue from these

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

initiatives for the six months ended June 30, 1997 increased $300 million, or 44.0%, compared with the first half of 1996. The revenue growth in both the second quarter and first half of 1997 was primarily due to growth in outsourcing revenue from AT&T Solutions and increased revenue from AT&T WorldNet and international expansion.

AT&T WorldNet had approximately 923,000 subscribers at June 30, 1997. AT&T WorldNet's subscriber growth has slowed primarily due to increased churn as a result of the expiration of its initial promotional program which offered five free hours of service per month for the first year. AT&T Easy Commerce Services had more than 2,800 hosted sites at the end of the second quarter of 1997.

Other and eliminations reflects the elimination of revenues for services sold between revenue categories (e.g., sales of business long distance services to other units).

Operating expenses for communications services increased $1,130 million, or 11.1%, in the second quarter of 1997 from the second quarter of 1996. The increase was driven by higher network and other communications services expenses, higher access and other interconnection expenses and higher depreciation and amortization expenses. For the six months ended June 30, 1997 communications services' operating expenses increased $2,143 million, or 10.6%, compared with the first half of 1996. The increase was driven by higher network and other communications services expenses, higher depreciation and amortization expenses, and higher access and other interconnection expenses.

Access and other interconnection expenses for the second quarter of 1997 increased $385 million, or 10.0%, from the second quarter of 1996. The increase was primarily due to a second quarter 1996 favorable accounting adjustment to previously estimated accruals to reflect actual billing. Higher calling volumes in 1997 partially offset by unit cost efficiencies and changes in domestic traffic mix also contributed to the increase.

For the six months ended June 30, 1997, access and other interconnection expenses increased $469 million, or 5.8%, from the first half of 1996 primarily reflecting increased volumes and the favorable accounting adjustment in the second quarter of last year partially offset by unit cost efficiencies and changes in domestic traffic mix. Access and other interconnection expenses as a percentage of communications services revenues increased to 33.0% for the second quarter of 1997 from 30.9% for the second quarter of 1996, and increased to 33.3% for the first half of 1997 from 32.3% for the same period in 1996. This percentage is expected to decrease in the second half of 1997 due to access

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

reform (see Legislative and Regulatory Developments).

Network and other communications services expenses increased $474 million, or 25.0%, in the second quarter of 1997 from the second quarter of 1996. Approximately one-third of the increase was due to compensation to payphone operators resulting from a recent Federal Communications Commission ("FCC") ruling. The remaining increase was primarily due to increased costs for initiatives particularly AT&T Solutions, AT&T WorldNet and local service deployment. For the six months ended June 30, 1997, network and other communications services expenses increased 24.1% to $898 million compared with the first half of 1996. The increase primarily reflects increased costs for initiatives, particularly AT&T Solutions, AT&T WorldNet and local service deployment. The remaining increase was driven by a higher provision for uncollectibles and payphone compensation.

Depreciation and amortization expenses for the quarter ended June 30, 1997 increased $256 million, or 38.8%, from the second quarter of 1996 and increased $531 million, or 40.5%, for the six months ended June 30, 1997 from the same period in 1996. The increases were primarily driven by higher levels of capital expenditures, particularly in the fourth quarter of 1996 when purchases from Lucent began to be recorded at their full commercial price. The six-month period ended June 30, 1997 also includes a charge of approximately $80 million recorded to exit wireless services' two-way messaging initiative.

Selling, general and administrative ("SG&A") expenses were essentially flat in the second quarter of 1997 compared to the second quarter of 1996. SG&A as a percentage of communications services revenue decreased to 29.6% for the second quarter, from 30.4% in the second quarter of 1996. A downturn in traditional SG&A expense levels, primarily due to lower customer acquisition costs in consumer long distance services reflecting a reduction in the use of checks as a customer acquisition tool, was offset by increases from certain transitory projects and spending on initiatives. These projects include customer retention and acquisition costs in wireless services, including costs of moving customers to digital service, costs in consumer long distance services related to both the creation of bundles of services and billing costs. The increased spending on initiatives was driven by spending on local service deployment.

Although customer retention and acquisition costs for wireless services increased in total due to increased cellular subscribers, the cost per customer acquisition (cost per gross add, "CPGA") declined to $382 in the second quarter of 1997, down 8.4% from $417 in the second quarter of 1996. For the six months ended June 30, 1997, CPGA decreased 5.1% to $392 from $413 for the six months ended June 30, 1996. The decreases in the second quarter and first half of 1997 were primarily due to an emphasis on lower cost distribution channels.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


For the six months ended June 30, 1997 SG&A expenses increased $245 million, or 3.4%, from the first half of 1996. SG&A as a percentage of communications services revenue was 29.0% for the six-month period in 1997 up slightly from 28.8% for the six-month period in 1996. The increase in SG&A was primarily due to higher customer retention and acquisition costs in wireless services, increased costs for bundled services development in consumer long distance services, and higher spending on initiatives, particularly local service deployment. These increases were partially offset by a reduction in the use of checks as a customer acquisition tool in consumer long distance services.

The operating margin for communications services decreased to 11.8% for the second quarter of 1997 from 18.2% in the second quarter of 1996 and decreased to 12.4% for the first half of 1997 from 18.6% in the first half of 1996. EBIT, which includes other income, for communications services decreased 33.9% to $1,566 million in the second quarter of 1997 from $2,368 million in the second quarter of 1996, and decreased 30.3% to $3,371 million for the six-month period of 1997, from $4,836 million in the comparable period of 1996.

EBIT for communications services includes $155 million and $122 million for wireless services in the second quarter of 1997 and 1996, respectively, and $122 million and $214 million for the six months ended June 30, 1997 and 1996, respectively. In the second quarters of 1997 and 1996 EBIT dilution from wireless initiatives was not material. For the six months ended June 30, 1997, EBIT for wireless services was diluted by approximately $.2 billion relating to wireless initiatives, including $160 million in costs recorded in the first quarter of 1997 to exit the two-way messaging business. For the first six months of 1996, EBIT dilution from wireless initiatives was not material.

Additionally, EBIT for communications services in the second quarters of 1997 and 1996 includes dilution relating to local service deployment of approximately $.2 billion and $.1 billion, respectively, and dilution relating to other initiatives of approximately $.4 billion and $.3 billion, respectively. For the six months ended June 30, 1997 and 1996, EBIT for communications services includes dilution relating to local service deployment of approximately $.4 billion and $.2 billion, respectively, and dilution relating to other initiatives of approximately $.7 billion and $.5 billion, respectively.

                                                         AT&T Form 10-Q - Part I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBITDA, which includes other income, for communications services decreased 14.6% to $2,495 million in the second quarter of 1997 from $3,039 million in the second quarter of 1996. For the six months ended June 30, 1997, EBITDA for communications services decreased 15.1% to $5,246 million from $6,177 million in the six months ended June 30, 1996.

Wireless services EBITDA was $378 million in the second quarter of 1997 and $302 million in the second quarter of 1996 and $622 million and $569 million in the six months ended June 30, 1997 and 1996, respectively. In both the second quarters of 1997 and 1996 EBITDA dilution from wireless initiatives was not material. For the six months ended June 30, 1997 EBITDA for wireless services was diluted by approximately $.1 billion relating to wireless initiatives, primarily reflecting half of the charge recorded in the first quarter of 1997 to exit the two-way messaging business. For the six months ended June 30, 1996, EBITDA dilution from wireless initiatives was not material.

Similarly, EBITDA for communications services includes dilution relating to local service deployment of approximately $.2 billion and $.1 billion in the second quarters of 1997 and 1996, respectively, and dilution of approximately $.3 billion for other initiatives in the second quarters of both 1997 and 1996. For the six months ended June 30, 1997 and 1996, EBITDA for communications services includes dilution relating to local service deployment of approximately $.3 billion and $.2 billion, respectively, and dilution relating to other initiatives of approximately $.6 billion and $.5 billion, respectively.

                                                         AT&T Form 10-Q - Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES

Financial services revenues decreased $68 million, or 16.3% in the second quarter of 1997 compared with the second quarter of 1996, and $158 million, or 17.6%, in the first six months of 1997 compared with the same period in 1996. The declines were primarily a result of the Universal Card Services Corp. ("Universal Card") securitization program but also reflect the impact of the increased use of promotional pricing.

In the first quarter of 1997 AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other provisions, this standard requires Universal Card to recognize anticipated net revenue from securitized receivables. The adoption of this standard resulted in a benefit to revenue in both the first and second quarters of 1997.
_________________
                                    Three months         Six months
FINANCIAL SERVICES                     ended               ended
                                      June 30,            June 30,
In millions                        1997     1996       1997     1996

Financial services revenue         $351     $419       $741     $899

Operating income                   $ 50     $ 53       $102     $103
Operating margin                   14.1%    12.6%      13.8%    11.5%
EBT                                $ 50     $ 53       $105     $103

Universal Card Information:              At June 30,
In millions                            1997       1996

Total book finance receivables       $ 6,065    $ 7,666
Total managed finance receivables    $13,565    $13,166
Cardholder accounts                     18.9       18.3

Since June 30, 1996, Universal Card securitized $2.0 billion of cardholder receivables; $1.0 billion in the third quarter of 1996 and $1.0 billion in the second quarter of 1997. This brings the total receivables securitized to $7.5 billion since August, 1995.

Universal Card's book receivables, which exclude the $7.5 billion of receivables that have been securitized to date, were $6.1 billion at the end of the second quarter of 1997. Universal Card retained the servicing and customer relationships of the securitized credit card accounts. Including securitized receivables, Universal Card's total managed receivables were $13.6 billion at the end of the second quarter of 1997, up $0.4 billion from the second quarter

                                                         AT&T Form 10-Q - Part I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of 1996. The increase resulted primarily from Universal Card restarting account customer acquisition activity earlier this year, including a balance transfer program.

Financial services expenses decreased $65 million, or 17.7%, in the second quarter of 1997 and $157 million, or 19.7%, for the six months ended June 30, 1997 due to declines in direct portfolio expenses (interest, provisions for losses, and other related costs) of $63 million in the second quarter of 1997 and $159 million in the six-month period of 1997. The decreases were primarily due to decreased receivable balances associated with the securitization program. The decreases in direct portfolio expenses were also partially offset by increases in net charge-offs as a percentage of average credit card receivables outstanding ("charge-off rate"). The charge-off rate for credit card receivables was 7.3% for the second quarter of 1997, up from 6.4% for the second quarter of 1996. However, the charge-off rate relating to managed receivables decreased to 6.1% for the second quarter from 6.5% for the second quarter of 1996. Delinquencies, or payments that are thirty days or more past due, were 3.3% of average managed receivables as of June 30, 1997, down from 3.9% as of June 30, 1996.

Financial services operating income for the quarter ended June 30, 1997 decreased $3 million compared to the second quarter of 1996, however, the operating margin percentage increased to 14.1% for the second quarter of 1997 from 12.6% in the second quarter of 1996. Earnings before taxes ("EBT"), including other income, decreased 6.7% to $50 million in the second quarter of 1997 from $53 million in the second quarter of 1996. Absent the impact of revenue recognized in accordance with SFAS No. 125 and the benefit from this quarter's securitization, financial services would have reported a slight operating loss in the second quarter of 1997. This represents a substantial improvement over the second quarter of 1996 on the same basis. For the six months ended June 30, 1997, financial services operating income was $102 million, essentially flat from the first half of 1996, and EBT increased 2.1% to $105 million for the six months ended June 30, 1997 compared to the first half of 1996.

                                                         AT&T Form 10-Q - Part I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME STATEMENT ITEMS

Other income decreased $45 million, or 45.5%, quarter over quarter primarily due to lower earnings from equity investments. For the six months ended June 30, 1997 other income increased $20 million, or 9.0%, from the six months ended June 30, 1996 primarily due to the gain of approximately $100 million on the sale of AT&T Skynet Satellite Services, partially offset by lower earnings from equity investments.

Interest expense for the second quarter of 1997 decreased $41 million, or 43.2%, from the second quarter of 1996 and decreased $115 million, or 52.4%, for the six months ended June 30, 1997 from the first half of 1996 due to lower levels of average debt partially offset by higher interest rates.

The provision for income taxes for the second quarter of 1997 decreased $185 million from the second quarter of 1996 and decreased $422 million for the six months ended June 30, 1997 from the same six-month period in 1996 primarily due to lower income before income taxes partially offset by a higher effective tax rate. The increases in the effective tax rates to 38.6% for the second quarter of 1997 from 33.8% for the second quarter of 1996 and to 38.3% for the first half of 1997 from 36.3% for the first six months of 1996 were primarily due to certain tax benefits to AT&T in 1996 from various legal entity restructurings.

Income from discontinued operations increased $47 million for the second quarter of 1997 compared with the second quarter of 1996 and increased $158 million for the first half of 1997 compared with the same period last year. In the first half of 1997 income from discontinued operations reflects the results of SSI. In the second quarter and six months ended June 30, 1996, the loss from discontinued operations includes the results of Lucent, NCR, AT&T Capital, SSI and other businesses. The dispositions of Lucent, NCR, AT&T Capital and other businesses were successfully completed during 1996. Discontinued operations also includes the elimination of intercompany transactions, an allocation of AT&T's interest expense (based on the ratio of net assets of discontinued operations to total AT&T consolidated assets) in the first and second quarters of 1996, and a portion of AT&T's consolidated taxes attributable to discontinued businesses.

                                                         AT&T Form 10-Q - Part I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

JUNE 30, 1997 VERSUS DECEMBER 31, 1996

Total assets by business category consist of the following:

                               June 30,       Dec. 31,
In billions                      1997          1996

Long distance - business
  and consumer                 $ 19.7         $ 20.3
Wireless services                16.6           16.2
Local service initiative          3.3            2.7
Other initiatives                 2.3            1.8
Other business categories         5.2            5.5
Total communications
  services                       47.1           46.5
Financial services                7.5            8.5
Net assets of discontinued
  operations                       .6             .6
Total assets                   $ 55.2         $ 55.6

Total assets decreased $361 million, or 0.7%, during the six months ended June 30, 1997. A decline in current assets was partially offset by increases in licensing costs, other assets and in net property, plant and equipment. The current asset decline was driven by decreases in finance receivables and accounts receivable.

Finance receivables decreased from December 31, 1996 mainly due to the securitization of $1 billion of receivables by Universal Card in the second quarter of 1997. The decrease in accounts receivable was primarily due to the collection of employee benefit-related receivables from Lucent. The increase in licensing costs primarily reflects additional purchases of PCS licenses partially offset by amortization. Other assets increased primarily due to an increase in assets related to promotional programs. Property, plant and equipment increased due to 1997 capital expenditures substantially offset by current year depreciation and the sale of AT&T Skynet Satellite Services.

Total liabilities decreased $1,374 million, or 3.9%, from December 31, 1996, primarily reflecting lower current liabilities and a lower level of long-term debt. Total current liabilities decreased due to lower other current liabilities, payroll and benefit-related liabilities and accounts payable, partially offset by a higher level of debt maturing within one year.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The decrease in other current liabilities primarily reflects the payment of income taxes. Payroll and benefit-related liabilities decreased primarily due to the annual payment of year-end employee bonuses in the first quarter of 1997. The accounts payable decrease primarily reflects payments for capital expenditures and other purchases accrued for at the end of 1996. The higher level of debt maturing within one year is primarily due to increased borrowings in communications services and a reclassification from long-term debt partially offset by lower levels of debt for Universal Card due to the securitization program. The decrease in long-term debt resulted from the previously mentioned reclassification to short-term debt.

Shareowners' equity increased $1,013 million primarily resulting from net income for the first half of 1997 partially offset by dividends paid.

The ratio of total debt to total capital (total debt and equity) decreased to 32.9% at June 30, 1997, compared with 33.8% at December 31, 1996. Excluding financial services operations, the debt ratio was 21.2% at June 30, 1997 compared with 18.7% at December 31, 1996.

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

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CASH FLOWS

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Cash flows provided by operating activities of continuing operations of $3,132 million decreased $42 million for the six months ended June 30, 1997 compared with the first six months of 1996 despite a decrease in income from continuing operations of $926 million which was primarily driven by depreciation and amortization and the provision for uncollectibles. In addition, increased cash tax payments in 1997 were substantially offset by a prepayment to Lucent in the second quarter of 1996.

For the six months ended June 30, 1997 net cash used in investing activities of $2,077 million increased by $2,348 million from $271 million of net cash provided by investing activities in the first half of 1996. The change primarily reflects lower proceeds from Universal Card securitizations in 1997 compared to 1996 and increased cash payments required in 1997 compared to 1996 to fund receivables growth for Universal Card. Also contributing to the increased use of cash in 1997 compared to 1996 were higher cash payments for capital expenditures and PCS license acquisitions. All of these items were partially offset by an increase in dispositions, primarily reflecting the proceeds from the sale of Skynet in the first quarter of 1997.

Capital expenditures, per the statement of cash flows, represents only the cash payments made thus far in 1997. This amount differs from the $2.5 billion of capital expenditures reported on an accrual basis due to the timing of cash payments. Capital expenditures for the six months ended June 30, 1997 on an accrual basis were approximately $2.5 billion, an increase of approximately $.4 billion from the first half of 1996. Long distance services capital expenditures were approximately $1.4 billion in the first half of 1997, an increase of $.2 billion compared to the first six months of 1996. Additionally, capital expenditures for wireless services were approximately $.7 billion in the first half of 1997, an increase of approximately $.2 billion from the first half of 1996. AT&T expects capital expenditures for the year to total in the lower end of the range of $8 billion to $9 billion.

Net cash used in financing activities of $920 million in the six months ended June 30, 1997 decreased $1,789 million from $2,709 million in the first six months of 1996. The activity for the first six months of 1996 included a large decrease in debt, partially offset by an increase in cash provided by other financing activities, both as a result of Lucent spin-off related transactions. This net use of cash in 1996 was partially offset by cash provided from the issuance of common shares. In 1997 we have predominantly satisfied the share requirements for our employee plans through open market purchases rather than the issuance of new shares.

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

In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. For AT&T, this means the standard is effective January 1, 1998. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on AT&T's results of operations, financial position or cash flows.

In June 1997 the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this standard requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is also effective for fiscal years beginning after December 15, 1997. For AT&T, this means the standard is effective for the 1998 annual report. Since this standard applies only to the presentation of segment information, it will not have any impact on AT&T's results of operations, financial position or cash flows.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER DEVELOPMENTS

AT&T has established processes for evaluating and managing the risks and costs associated with preparing our systems and applications for the year 2000. We expect to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of our systems and applications. We expect the cost of this project to be approximately $100 million in 1997 and have reflected this in our targets. We are still assessing the total expected impact to AT&T over the life of the project. We plan on having substantially all repair work completed by the end of 1998, leaving a full year for testing.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

AT&T has experienced significant difficulty in penetrating local markets primarily due to the lack of cooperation by local exchange carriers ("LECs"). At June 30, 1997 AT&T had received authority to provide local service in 46 states and the District of Columbia. As of such date, AT&T was offering AT&T Digital Link local service for medium- and large-sized business customers on an outbound only basis in 45 states and on an inbound and outbound basis in one state. Also at such date, AT&T was offering resold local service to consumers in California, Connecticut, Georgia, Illinois, Michigan, Texas and Rochester, New York as well as offering resold local service to small business customers in California and Connecticut.

In  addition,  on July 18,  1997,  the 8th  Circuit  Court of  Appeals  issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with LEC networks and the purchase of unbundled network elements and wholesale services from LECs.
Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996.

Absent effectiveness of the pricing rules, each state will determine the applicable rates and procedures independent of the framework established by the FCC. However, since the stay was issued, many states have used the pricing rules as guidelines in establishing interim rates that will apply pending the determination of permanent rates in subsequent state proceedings. Nevertheless, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition, in May 1997, the FCC adopted three orders relating to Price Caps, Access Reform, and Universal Service that will result in substantial revisions to the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. AT&T has agreed to pass through to consumers savings to AT&T as a result of access charge reform. AT&T began implementing these reductions July 15, 1997. As a result, AT&T's future results will reflect lower revenue per minute of usage and lower access and other interconnection costs per minute of usage.

The Price Cap Order requires LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation, which is likely to result in a reduction in the interstate access charges that long distance carriers, such as AT&T, pay to LECs. The Access Charge Reform Order restructured access charges so that certain costs that do not vary with usage will be recovered on a flat-rate basis and permits increased flat-rate assessments on multiline business customers and on residential lines beyond the primary telephone line. This restructuring allows a reduction in access charges assessed on long distance carriers on a usage basis. Finally, the Universal Service Order adopts a new mechanism for funding universal service which expands the set of carriers that must contribute to support universal service from only long-distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only LECs to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to eligible schools and libraries and rural health carrier providers.

COMPETITION

AT&T currently faces significant competition in the communication and information services industry and expects that the level of competition will continue to increase. For example, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T being able to offer combined local and long distance service in these areas. This forward integration adversely affected AT&T's consumer long-distance revenues and earnings in these service regions in the first half of 1997.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In addition, the Telecommunications Act will permit RBOCs to provide interLATA interexchange services after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. Most of the RBOCs have indicated their intention to petition the FCC during 1997 for permission to provide interLATA interexchange services in one or more states within their home market. On June 26, 1997, the FCC denied an application by SBC Communications Inc. to provide in-region interLATA services originating in Oklahoma. On May 21, 1997, Ameritech Michigan filed an application to provide in-region interLATA services originating in Michigan, and a decision on that application must, according to the Telecommunications Act, be rendered within 90 days (i.e., by August 19, 1997). To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings.

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

FORWARD LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to:

- the efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the Telecommunications Act; and the impact of regulatory changes relating to access reform and international settlement reform;

- the outcome of negotiations with LECs and state regulatory arbitrations and approvals with respect to interconnection agreements; and the ability to purchase unbundled network elements or wholesale services from LECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;

- success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local (consumer and business) service, business data service, personal communications service and AT&T Worldnet service; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
- competitive pressures, including pricing pressures, ____ technological developments, alternative routing developments, and the ability to offer combined service packages that include local service; the extent and pace at which different competitive environments develop for each segment of the telecommunications industry; the extent at and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to AT&T being able to; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

- the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays; and the ability to achieve cost savings and realize productivity improvements; and

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

factors that could cause actual results to differ materially from such forward looking statements, see "Results of Operations", "Financial Condition", "Regulatory and Legislative Developments", and "Competition" included in this Form 10-Q. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                        AT&T Form 10-Q - Part II

Item 1. Legal Proceedings

   On July 6, 1997 MCI Telecommunications Corp. and Ronald A. Katz Technology Licensing, L.P. filed suit in United States District Court in Philadelphia, Pennsylvania against AT&T. The suit alleges that a number of AT&T services infringe patents owned by Katz but licensed to MCI for enforcement against AT&T. AT&T is reviewing the allegations of the Complaint. Based on review to date, it is management's opinion that the claims do not present any material monetary liability or financial impact to AT&T that is not subject to patent indemnity agreements with third-party equipment vendors.

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on May 21, 1997.

(b) Election of Directors(*)

                                             Votes
                                           (Millions)

      Nominee                        For           Withheld

Robert E. Allen                     1,275             35
Kenneth T. Derr                     1,283             26
M. Kathryn Eickhoff                 1,284             26
Walter Y. Elisha                    1,284             26
George M. C. Fisher                 1,285             25
Ralph S. Larsen                     1,284             25
Donald F. McHenry                   1,282             27
Michael I. Sovern                   1,283             27
John R. Walter                      1,284             25
Thomas H. Wyman                     1,282             28

* In June 1997, John D. Zeglis was elected as a member and vice chairman of the board of directors. In July 1997, John R. Walter resigned as a member of the board of directors and Donald V. Fites was elected as a member of the board of directors.

(c) _____ Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated April 1, 1997.

                                                        AT&T Form 10-Q - Part II


(i)   Ratification of Auditors

                                For     Against     Abstain

Ratification of the firm        1,294       9          8
of Coopers & Lybrand L.L.P.    (99.3%)    (.7%)
as the independent auditors
to audit the registrant's
financial statements for
the year 1997.(*)


(ii)  Directors Proposals
                                                                  Broker
                               For    Against     Abstain         Non-Votes

That the Shareholders          972       96         38              204
approve the AT&T 1997         (60%)     (6%)       (2%)            (13%)
Long Term Incentive
Program.(**)

 *Percentages  are based on the total  common  shares  voted.  Approval  of this proposal required a majority of the common shares voted.
**Percentages are based on total number of outstanding common shares. Approval of this proposal required a majority of the outstanding common shares.

                                                        AT&T Form 10-Q - Part II

 (iii)Shareholder Proposals


                                                    Broker
                            For  Against  Abstain  Non-Votes

That the management will    69      972       64      204
be required to advise the  (6.7%)  (93.3%)
shareholders how many
corporate dollars are
being spent for
political purposes and
to specify what political
causes the management
seeks to promote with
these funds.(*)

That the board adopt        74      918      114       204
policies for dealings      (7.4%)  (92.6%)
with China and the former
Soviet Union regarding
the use of slave or
forced labor to produce
goods and services purchased
by the company, its
subsidiaries, affiliates, or
joint ventures, and regarding
the distribution the Company's
products and services to
facilities utilizing slave or
forced labor, and that the
Company shall pursue the right
of on-site inspection, and the
Company shall cooperate with
the United States and
international organizations
in their laws or policies to
discourage the use of slave
or forced labor. (*)


                                                        AT&T Form 10-Q - Part II

                                                         Broker
                                 For  Against  Abstain  Non-Votes

That along with the brief        96     957      52        204
biography of the people         (9.1%) (90.9%)
nominated for AT&T's company
directors, a personal state-
ment of belief should be
published, which should
include where the director
wants the company to go,
how they want the company
to get there and what the
director has done in the past.(*)

That the board institute a      150     905      51        204
comprehensive Executive        (14.2%) (85.8%)
Compensation Review, which
will consider 1) whether the
compensation of corporate
executives should be frozen
during periods of
significant corporate down-
sizing and cost-cutting; 2)
whether company performance
targets should be measured
relative to peer group
companies, rather than only
by internally set goals; 3)
what are appropriate performance
measurements for the long-term
incentive program during the
period of restructuring; 4) how
executive compensation will be
adjusted in light of AT&T's
smaller size following the
restructuring; 5)whether a cap
should be placed on compensation
packages for officers to prevent
our company from paying excessive
executive compensation; and 6) ways
to link compensation to social and
environmental performance.(*)

                                                        AT&T Form 10-Q - Part II

                                                       Broker
                              For  Against  Abstain  Non-Votes
That the board of directors   118    935      53        204
provide that all future     (11.2%) (88.8%)
non-cash compensation
components, such as options
that are designed to help
retain senior management, are
nullified if the manager
leaves the company before
retirement.(*)


*Percentages are based on the total common shares voted. Approval of this proposal required a majority of the common shares voted.





Item 6. Exhibits and Reports on Form 8-K.


(a)   Exhibits

      Exhibit Number
         10 Agreement and Release between AT&T Corp. and Richard W. Miller dated May, 1997.

         12   Computation of Ratio of Earnings to Fixed Charges

         27   Financial Data Schedule

(b)   Reports on Form 8-K:
      Form 8-K  dated  January  15,  1997 was  filed  pursuant  to Item 5 (Other
      Events) and Item 7 (Financial Statements and Exhibits). Form 8-K dated March 3, 1997 was filed pursuant to Item 5 and Item 7. Form 8-K dated June 19, 1997 was filed pursuant to Item 5 and Item 7. Form 8-K dated July 15, 1997 was filed pursuant to Item 5.

                                                                  AT&T Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AT&T Corp.




Date August 12, 1997            /s/ Maureen B. Tart
                                -------------------
                                 M. B. Tart
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                                                  AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number

10   Agreement and Release between AT&T Corp. and Richard W. Miller dated May, 1997.

12    Computation of Ratio of Earnings to Fixed Charges

27    Financial Data Schedule