Form 10-Q
period 1997-09-30
AT&T CORP
filed 1997-11-13
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


At October 31, 1997, 1,624,253,000 common shares were outstanding.


       2                                                 AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                             For the Three    For the Nine
                                             Months Ended     Months Ended
                                             September 30,    September 30,
                                             1997    1996     1997    1996
Revenues
Communications services.................. $13,002 $12,832  $38,482 $37,651
Financial services ......................     378     396    1,119   1,295
Total revenues...........................  13,380  13,228   39,601  38,946

Operating Expenses
Access and other interconnection.........   3,969   4,086   12,458  12,106
Network and other
 communications services.................   2,407   1,880    7,029   5,604
Depreciation and amortization ...........     978     744    2,819   2,054
Selling, general and administrative .....   3,873   3,913   11,254  11,049
 Total communications services expenses..  11,227  10,623   33,560  30,813
Financial services expenses..............     354     431      993   1,227
Total operating expenses ................  11,581  11,054   34,553  32,040

Operating income ........................   1,799   2,174    5,048   6,906
Other income - net ......................     127      83      354     290
Interest expense ........................      42      72      147     292
Income from continuing operations
 before income taxes ....................   1,884   2,185    5,255   6,904
Provision for income taxes ..............     731     826    2,021   2,538
Income from continuing operations .......   1,153   1,359    3,234   4,366
Discontinued Operations:
Income(loss) from discontinued operations
 net of taxes of $0, $18,
 $3 and ($354),respectively..............     -        73        4     (81)
Gain on sale of discontinued operation
 net of taxes of $43.....................      66     -         66     -

Net income .............................. $ 1,219 $ 1,432   $3,304  $4,285

Weighted average common shares and
 common share equivalents (millions).....   1,629   1,618    1,628   1,613
Earnings per common share:
 Income from continuing operations ...... $  0.71 $  0.84   $ 1.99  $ 2.71
 Income(loss) from discontinued
  operations ............................ $    -  $  0.05       -    (0.05)
 Gain on sale of discontinued operation   $   .04      -    $  .04      -
 Net income ............................. $  0.75 $  0.89   $ 2.03  $ 2.66
Dividends declared per
   common share.......................... $  0.33 $  0.33   $ 0.99  $ 0.99



                 See Notes to Consolidated Financial Statements.

       3                                                 AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                         September 30,    December 31,
                                            1997             1996
ASSETS

Cash and cash equivalents .............. $   313          $   134

Receivables less allowances
  of $1,377 and $1,336
  Accounts receivable...................   8,962            8,973
  Finance receivables...................   6,763            7,087

Deferred income taxes...................   1,415            1,413

Other current assets....................     501              703

Total current assets....................  17,954           18,310

Property, plant and equipment, net
  of accumulated depreciation of
  $21,510 and $19,728 ..................  21,017           19,794

Licensing costs, net of accumulated
  amortization of $1,032 and $913.......   8,341            8,071

Investments.............................   4,074            3,883

Long-term finance receivables...........     701              703

Prepaid pension costs...................   2,129            1,933

Other assets............................   2,495            2,332

Net assets of discontinued operations...       -              526

TOTAL ASSETS............................ $56,711          $55,552


                                    (CONT'D)

       4                                                 AT&T Form 10-Q - Part I

                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                       September 30,  December 31,
                                            1997         1996
LIABILITIES
Accounts payable.......................  $ 6,002      $ 6,173
Payroll and benefit-related
  liabilities..........................    2,264        2,635
Debt maturing within one year..........    2,806        2,460
Dividends payable......................      539          536
Other current liabilities..............    4,602        4,514

Total current liabilities..............   16,213       16,318

Long-term debt.........................    7,054        7,883
Long-term benefit-related liabilities..    3,090        3,037
Deferred income taxes..................    5,062        4,827
Other long-term liabilities and
  deferred credits.....................    3,307        3,192

Total liabilities .....................   34,726       35,257

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..    1,625        1,623
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,625,285,000 at September 30, 1997
  1,623,487,646 at December 31, 1996
Additional paid-in capital.............   15,714       15,643
Guaranteed ESOP obligation.............      (70)         (96)
Foreign currency translation
  adjustments..........................       32           47
Retained earnings......................    4,684        3,078

Total shareowners' equity..............   21,985       20,295

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $56,711      $55,552

                 See Notes to Consolidated Financial Statements.

       5                                                 AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1997      1996
Operating Activities
Net income ..............................      $ 3,304   $ 4,285
Add: (Income)loss from
  discontinued operations ...............          (70)       81

Income from continuing operations .......        3,234     4,366
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Depreciation and amortization.........        2,819     2,054
   Provision for uncollectibles..........        1,786     1,629
   Increase in accounts receivable.......       (1,337)   (1,770)
   Increase in accounts payable..........          141       643
   Net increase in other operating
     assets and liabilities..............         (387)     (640)
   Other adjustments for non-cash
     items - net.........................         (194)      (62)

Net cash provided by operating
  activities of continuing operations....        6,062     6,220

Investing Activities
  Capital expenditures...................       (4,732)   (4,111)
  Proceeds from sale or disposal of
    property, plant and equipment........           78        58
  Proceeds from securitizations..........        1,000     3,000
  (Increase)decrease in finance assets...         (958)      779
  Acquisitions of licenses...............         (402)     (215)
  Net increase in investments............         (164)     (153)
  Proceeds from dispositions.............        1,513       160
  Other investing activities - net.......          (89)       20

Net cash used in investing
  activities of continuing operations....       (3,754)     (462)

                                    (CONT'D)

       6                                                 AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1997      1996

Financing Activities
  Proceeds from long-term debt issuances.           22         -
  Retirements of long-term debt..........         (613)     (956)
  Issuance of common shares..............           63     1,165
  Dividends paid.........................       (1,605)   (1,588)
  Increase(decrease) in short-term
    borrowings - net.....................          126    (4,805)
  Other financing activities - net.......          (64)    1,913
Net cash used in financing activities
  of continuing operations...............       (2,071)   (4,271)

Effect of exchange rate
  changes on cash........................            3       (25)

Net cash used in discontinued operations.          (61)   (1,023)

Net increase in cash and
 cash equivalents........................          179       439

Cash and cash equivalents
  at beginning of year...................          134       129

Cash and cash equivalents
  at end of period.......................      $   313   $   568



                 See Notes to Consolidated Financial Statements.


       7                                                 AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION
         The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1996 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1996 and the current year's previously issued Forms 10-Q.

(b)      DISCONTINUED OPERATIONS
         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
         Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR"), AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the disposition of the AT&T submarine systems business ("SSI") on July 1, 1997 as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income(loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

         On July 1, 1997, AT&T sold SSI to Tyco International Ltd. for approximately $850, resulting in an after-tax gain of $66, or $.04 per share.

       8                                                 AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

         Summarized financial information for the discontinued operations is as follows:
                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                       September 30,       September 30,
                                      1997       1996      1997      1996

         Revenues                    $   -     $7,259     $ 454  $ 20,147
         Income(loss) before
           income taxes                  -         91         7      (435)
         Net income(loss)            $   -     $   73     $   4  $    (81)

                                          At September      At December
                                          30, 1997          31, 1996
         Current Assets                    $     -            $  554
         Total Assets                            -               862
         Current Liabilities                     -               230
         Total Liabilities                       -               336
         Net assets of discontinued
           operations                      $     -            $  526

         The income (loss) before income taxes includes interest expense of $3 for the quarter ended September 30, 1996 and $35 for the nine months ended September 30, 1996, allocated to discontinued operations based on the ratio of net assets of discontinued operations to total AT&T consolidated assets. No interest expense was allocated to discontinued operations in both the quarterly and nine month periods ended September 30, 1997 due to immateriality of the amounts.

         On October 20, 1997, AT&T announced its intention to sell AT&T Universal Card Services ("UCS"). UCS represents substantially all of AT&T's financial services segment. The sale is targeted to be completed by mid-1998. However, AT&T can not predict the timing or terms of any such transaction. Accordingly, the consolidated financial statements of AT&T will be restated to reflect UCS as a discontinued operation. Proforma Consolidated Statements of Income for the year ended December 31, 1996 and for the six months ended June 30, 1997 and a proforma Consolidated Balance Sheet at June 30, 1997 were filed with the SEC on November 4, 1997. A proforma Consolidated Statement of Income for the nine months ended September 30, 1997 and a proforma Consolidated Balance Sheet at September 30, 1997 are presented in Item 5 of this report.

       9                                                   AT&T Form 10-Q Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(c)      CREDIT HOLDINGS
         In connection with a March 31, 1993 legal restructuring of AT&T Capital Holdings, Inc. (formerly AT&T Capital Corporation), AT&T issued a direct, full and unconditional guarantee of all the outstanding public debt of AT&T Credit Holdings, Inc. (formerly AT&T Credit Corporation). At September 30, 1997, $58.9 of the guaranteed debt remained outstanding.

         AT&T Credit Holdings, Inc. holds the finance assets of the former AT&T Credit Corporation and prior to the sale of AT&T Capital on October 1, 1996, held the majority of AT&T's investment in AT&T Capital.

         The following table shows summarized consolidated financial information for AT&T Credit Holdings, Inc.

                                      For the Three       For the Nine
                                      Months Ended        Months Ended
                                      September 30,       September 30,
                                      1997     1996       1997     1996

         Total revenues               $ 49     $ 72      $ 133    $ 136
         Income from
          continuing operations         13       22         27        9
         Income from
          discontinued operation         -       30          -       84
         Net income                   $ 13     $ 52      $  27    $  93


                                               At                At
                                           September 30,     December 31,
                                              1997              1996

         Finance receivables                $1,105            $1,102
         Total assets                        3,050             3,075
         Total debt                             60                60
         Total liabilities                   1,871             1,891
         Total shareowner equity            $1,179            $1,184


       10                                                AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(d)      OPERATING EXPENSES OF FINANCIAL SERVICES

         Operating expenses of the financial services segment are comprised of the following:

                                    For the Three        For the Nine
                                    Months Ended         Months Ended
                                    September 30,        September 30,
                                   1997     1996        1997     1996

         Interest Expense         $  77    $  88       $ 221   $  317
         Provision for losses       104      124         284      374
         Other costs                 99      101         297      303
         Selling, general and
           administrative            74      118         191      233
         Total                    $ 354    $ 431       $ 993    1,227

     UCS represents substantially all of the financial services segment. On October 20, 1997, AT&T announced its plans to sell UCS. Refer to Item 5 of this report.

(e)      LIN TV

         AT&T owns approximately 45% of the common shares of LIN Television Corporation ("LIN TV"). On August 12, 1997, AT&T entered into an agreement to sell all of its interest in LIN TV for approximately $641 to Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse"). Subsequently, in response to a competitive offer, Hicks Muse increased their bid to $742. The sale is subject to various conditions, including the approval by the Federal Communications Commission. If approved, the sale is expected to close in early 1998. In a separate agreement, AT&T agreed to sell WOOD-TV, its television station in Grand Rapids, Michigan, for approximately $123, subject to certain adjustments, upon the completion of the sale of its interest in LIN TV.

       11                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") the consolidated financial statements of AT&T reflect the dispositions of Lucent Technologies Inc. ("Lucent"), NCR Corporation ("NCR"), AT&T Capital Corporation ("AT&T Capital") and other businesses in 1996 and the disposition of the AT&T submarine systems business ("SSI") on July 1, 1997 as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Lucent, NCR, AT&T Capital, SSI and other businesses have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income(loss) from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

On July 1, 1997, AT&T sold SSI to Tyco International Ltd. for approximately $850 million, resulting in an after-tax gain of $66 million, or $.04 per share.

On October 20, 1997, AT&T announced its intention to sell AT&T Universal Card Services ("UCS"). UCS represents substantially all of AT&T's financial services segment. The sale is targeted to be completed by mid-1998. Accordingly, the consolidated financial statements of AT&T will be restated to reflect UCS as a discontinued operation. See Item 5 of this report.

Throughout the discussion and analysis of AT&T's results of operations and financial condition, references are made to initiatives in which AT&T is investing and to AT&T's core business. Initiatives include local service deployment; wireless services in new 1.9 GHz markets, wireless data services and wireless international expansion; AT&T Solutions outsourcing, consulting and systems integration business; online services such as AT&T WorldNet* and AT&T Web Site Services and international markets. AT&T's core business includes business and consumer long distance services, wireless voice services in existing 800 MHz markets, air-to-ground services, one-way messaging, wireless product sales and financial services.

(*Service mark of AT&T)

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

Revenues from continuing operations grew 1.2% to $13,380 million in the third quarter of 1997 compared with $13,228 million in the third quarter of 1996. Growth in local and other initiatives, business long distance services and wireless services led the revenue increase. Declines in consumer long distance services and financial services partially offset these increases. For the nine months ended September 30, 1997, revenues from continuing operations increased 1.7% to $39,601 million from $38,946 million for the same period of 1996. Growth in business long distance services, local and other initiatives, and wireless services led the revenue increase. This growth was partially offset by declines in consumer long distance services and financial services. Competition continues to affect long distance services revenues and is likely to increase in the future.

Operating income decreased 17.3% to $1,799 million in the third quarter of 1997 compared with $2,174 million in the third quarter of 1996. Operating margin for the third quarter of 1997 decreased to 13.4% from 16.4% in the third quarter of 1996. Earnings before interest and taxes ("EBIT"), which includes other income, was $1,926 million in the third quarter of 1997, a decrease of 14.7% from $2,257 million in the third quarter of 1996. The quarter over quarter decreases in both operating income and EBIT were primarily due to higher network and other communications services expenses and higher depreciation and amortization expenses partially offset by higher revenues and lower access and other interconnection expenses. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which includes other income, decreased 3.2% to $2,920 million for the three months ended September 30, 1997 from $3,017 million for the third quarter of 1996. This decrease was primarily due to higher network and other communications services expenses partially offset by higher revenues and lower access and other interconnection expenses.

Operating income for the nine months ended September 30, 1997 decreased 26.9% to $5,048 million from $6,906 million in the year ago period. For the nine months ended September 30, 1997, operating margin decreased to 12.7% from 17.7% in the same period of 1996. EBIT for the nine months ended September 30, 1997 decreased 24.9% to $5,402 million from $7,196 for the same period in 1996. The year over year decreases in both operating income and EBIT were mainly due to increases in

       13                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

network  and  other  communications   services  expenses  and  depreciation  and
amortization expenses partially offset by higher revenues.

For the nine months ended September 30, 1997, EBITDA decreased 11.0% to $8,271 million from $9,297 million for the nine months ended September 30, 1996. The decrease was mainly due to higher network and other communications services expenses partially offset by higher revenues. Income from continuing operations was $1,153 million, or $.71 per share, in the third quarter of 1997 compared with income from continuing operations of $1,359 million, or $.84 per share, in the third quarter of 1996. This represents a 15.2% decline in income from continuing operations, or a 15.5% decrease in earnings per share, for the third quarter of 1997 compared with the same period in 1996. Losses from initiatives diluted earnings per share by approximately $.23 in the third quarter of 1997 and by approximately $.17 in the third quarter of 1996. For the nine months ended September 30, 1997, income from continuing operations was $3,234 million a 25.9% decrease from $4,366 million for the comparable period ended September 30, 1996. Losses from initiatives diluted earnings per share by approximately $.71 in the first nine months of 1997 and $.43 for the same period of 1996. Management originally estimated that losses from inititatives would dilute earnings per share by $.75 to $1.00. We now expect this dilution to be at the high end of this range.

Earnings per share for the core business, which excludes the dilution from initiatives, decreased 6.9% to approximately $.94 for the third quarter of 1997 from $1.01 for the third quarter of 1996. Earnings per share for the core business for the nine months ended September 30, 1997 decreased 14.0% to approximately $2.70 from $3.14 for the same year ago period. Management has targeted a range for 1997 earnings per share for the core business of $3.45 to $3.75.

Net income for the third quarter of 1997 decreased 14.8% to $1,219 million, or $.75 per share, from $1,432 million, or $.89 per share, in the third quarter of 1996. For the nine months ended September 30, 1997, net income decreased 22.9% to $3,304 million, or $2.03 per share, from $4,285 million, or $2.66 per share, for the same period of 1996.

       14                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES
Communications services revenues increased $170 million, or 1.3%, for the third quarter of 1997 compared with the third quarter of 1996. For the nine months ended September 30, 1997, communications services revenues increased $831 million, or 2.2%, compared with the nine months ended September 30, 1996.

                                    Three months         Nine months
                                       ended               ended
                                    September 30,       September 30,
$ In millions                       1997     1996       1997     1996

Business long distance services  $ 5,619  $ 5,514    $16,669  $16,212
Consumer long distance services    6,076    6,225     18,117   18,378
Wireless services                  1,098      994      3,208    2,847
Local and other initiatives          560      407      1,543    1,090
Other and eliminations              (351)    (308)    (1,055)    (876)
 Total communications
  services revenues              $13,002  $12,832    $38,482  $37,651

Operating income                 $ 1,775  $ 2,209    $ 4,922  $ 6,838
Operating margin                    13.6%    17.2%      12.8%    18.2%
EBIT                             $ 1,902  $ 2,292    $ 5,273  $ 7,128
EBITDA                           $ 2,896  $ 3,052    $ 8,142  $ 9,229

Long distance services revenues include business and consumer long distance services revenues from toll calling, network management, data services, other network-enabled services and related product sales. For the third quarter of 1997, these revenues were $11,695 million, down $44 million, or 0.4%, compared with $11,739 million for the third quarter of 1996. A decrease in consumer long distance services revenue was partially offset by revenue growth in business long distance services. In the third quarter of 1997, total long distance volumes grew 10.1% compared with the third quarter of 1996. The gap between revenue and volume growth for the quarter was primarily due to the continued pricing pressure on long distance services, changes in product mix toward higher volumes of lower-priced services, increased use of free minutes in customer retention and acquisition programs, and the flow-through to customers of access rate reductions. For the nine months ended September 30, 1997, long distance services revenues increased 0.6%, or $196 million, to $34,786 million from $34,590 million compared with the same period in 1996. This increase was led by business long distance services partially offset by a decrease in consumer long distance services.

       15                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business long distance services revenue for the third quarter of 1997 increased $105 million, or 1.9%, compared with the third quarter of 1996. The sales of AT&T Skynet and AT&T Tridom earlier in 1997 negatively impacted the revenue growth rate by 1.2%. Strong growth in data services revenue continued to drive the increase in business revenue. Data revenue grew at a mid-single-digit rate compared with the third quarter of 1996. Adjusted for the sales of AT&T Skynet and AT&T Tridom, data revenue grew at a mid-teen rate. For the nine months ended September 30, 1997, business long distance services revenue increased $457 million, or 2.8%, compared with the same period of 1996. This increase was led by solid double-digit growth in data services revenue. The sales of AT&T Skynet and AT&T Tridom negatively impacted business revenue growth by .6% for the nine months ended September 30, 1997 compared with the same period in 1996.

Business long distance services volumes continued to grow at a mid-teens rate in the third quarter 1997 compared with the third quarter 1996. Strong growth in both inbound and outbound volumes led the business long distance volume growth. The gap between revenue and volume growth for the quarter was primarily due to the lower price levels on new business contracts reflecting competitive pressures and access reform. Also contributing to the gap was rapid growth in lower-priced intra-LATA minutes and the continuing migration of customers to lower-priced bundled services partially offset by data revenue growth. The ongoing rapid growth in lower-priced services will continue to influence the gap in the fourth quarter of 1997. However, the gap is expected to narrow next quarter as the rate of contract renegotiations is expected to decline.

Consumer long distance services revenue for the three months ended September 30, 1997 decreased $149 million, or 2.4%, compared with the three months ended September 30, 1996. The use of free minutes in customer acquisition and retention programs and the flow-through to customers of access rate reductions contributed to the revenue decline. Excluding the negative impact of these two factors, consumer long distance services revenue growth was essentially flat. For the nine months ended September 30, 1997, consumer long distance services revenue decreased $261 million, or 1.4%, compared with the same period of 1996. The contra-revenue impact of free minutes reduced the revenue growth rates by about 1.4% in both the third quarter and for the nine months ended September 30, 1997 compared with the same periods in 1996.

Consumer long distance services volumes grew slightly below the industry rate in the third quarter of 1997 compared with the third quarter of 1996.

       16                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This growth was driven by robust growth in intraLATA traffic as AT&T has taken advantage of the opportunity offered by presubscription in a number of states. The widening gap between revenue and volume growth for the quarter was primarily due to free minutes, price reductions resulting from access reform as well as the increase in lower-priced intraLATA minutes and substitution away from higher priced services such as calling cards. The gap was also impacted by the migration of customers from the basic rates to the AT&T One Rate plans.

Competitive pressures from traditional and non-traditional sources such as smaller telecommunications companies, non-RBOC local exchange carriers and dial-around companies continued to impact growth in the third quarter of 1997 and are expected to continue to impact growth throughout 1997. Additionally, factors such as the strategic shift from issuing checks to providing free minutes will continue to have a negative impact on revenue growth in the fourth quarter.

Wireless services revenue includes wireless voice and data, messaging, air-to-ground services, the sales of wireless products and revenue from wireless initiatives. This revenue grew $104 million, or 10.4%, in the third quarter of 1997 compared with the third quarter of 1996, driven by increased cellular subscribers. Cellular revenue rose 10.0% to $917 million while consolidated cellular subscribers increased 20.6% to 5.8 million at the end of the third quarter of 1997 from 4.8 million at the end of the third quarter of 1996. On a consolidated basis, this represents a voice penetration rate of 8.7% in the third quarter of 1997, up from 7.1% in the third quarter of 1996. The disposal of several wireless properties at the end of 1996 reduced the growth rates for consolidated subscribers and for wireless revenue by 2.7% and 2.6%, respectively, when compared with the third quarter of 1996. During the quarter, net additions to consolidated subscribers were approximately 173,000, representing a 29.3% decrease over net additions in the third quarter of 1996. Adjusting for the disposal of wireless properties in 1996, net additions for the quarter declined by approximately 27.0% from the third quarter of 1996. The decline in net subscriber additions primarily reflects the intensifying competition in the wireless industry as new market entrants offer attractive introductory packages and as incumbent cellular competitors respond with competitive offers. We expect to continue to see slower year over year growth in net additions as more new entrants compete on price and as we focus on growth in high value subscribers, not necessarily on growth in total subscribers. Wireless services revenue increased $361 million, or 12.7%, to $3,208 million for the

       17                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

nine months ended September 30, 1997 compared with the same period in 1996, again fueled by increased cellular subscribers. The previously mentioned disposal of wireless properties reduced this growth rate by approximately 2.5%.

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 18.9% to 7.8 million at September 30, 1997 from
6.6 million at September 30, 1996. On this basis, the voice penetration rate rose to 8.3% this quarter from 7.0% in the third quarter of 1996.

Average revenue per subscriber continued to decline to $54 per subscriber in both the third quarter of 1997 and for the nine months ended September 30, 1997 compared with $60 in the same periods of 1996. This decline reflects the continuing industry-wide growth of more convenience-oriented, lower-use subscribers as well as pricing pressures related to increased competition. Development of new markets where AT&T owns 1.9 GHz licenses is expected to begin to offset the effects of competition on subscriber and revenue growth in our 800 MHz markets.

Revenue from local and other initiatives includes revenue from AT&T Solutions' consulting, outsourcing, and systems integration businesses, AT&T WorldNet and other online services, international markets and local service. In the third quarter of 1997, revenue from these initiatives increased $153 million, or 37.9%, from the third quarter of 1996. The revenue growth in the third quarter was primarily due to increased revenue from international markets, growth in outsourcing revenue from AT&T Solutions and increased revenue from AT&T WorldNet. Revenue from these initiatives for the nine months ended September 30, 1997 increased $453 million, or 41.7%, compared with the same period of 1996. The revenue growth for the nine months ended September 30, 1997 compared with the comparable period of 1996 was led by increases in outsourcing revenue from AT&T Solutions, revenues from international markets and revenues from AT&T WorldNet.

AT&T WorldNet had approximately 963,000 subscribers at September 30, 1997. AT&T WorldNet's subscriber growth has slowed primarily due to the expiration of its initial promotional program, which offered five free hours of service per month for the first year, as many non-paying customers deactivated service. AT&T Web Site Services had more than 5,500 hosted sites at the end of the third quarter of 1997.

       18                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other and eliminations reflects the elimination of revenues for services sold between revenue categories (e.g., sales of business long distance services to other units).

Operating expenses for communications services increased $604 million, or 5.7%, in the third quarter of 1997 compared with the third quarter of 1996. The increase was driven by higher network and other communications services expenses and depreciation and amortization expenses. These increases were partially offset by lower access and other interconnection expenses. For the nine months ended September 30, 1997, communications services' operating expenses increased $2,747 million, or 8.9%, compared with the same period of 1996. The increase was primarily due to higher network and other communications services expenses and depreciation and amortization expenses.

Access and other interconnection expenses for the third quarter of 1997 decreased $117 million, or 2.9%, from the third quarter of 1996. This decrease is primarily due to access charge reform mandated by the Federal Communications Commission ("FCC") effective July 1, 1997. Declines in international settlement rates as well as negotiated interstate and intrastate tariff reductions also contributed to the decrease. These decreases were partially offset by a double-digit increase in calling volumes. Access and other interconnection expenses as a percentage of communications services revenues decreased to 30.5% for the third quarter of 1997 from 31.8% for the third quarter of 1996.

For the nine months ended September 30, 1997, access and other interconnection expenses increased $352 million, or 2.9%, from the same period in 1996. This increase primarily reflects increased volumes and a second quarter 1996 favorable accounting adjustment to previously estimated accruals to reflect actual billing. Interstate and intrastate tariff reductions, changes in traffic mix, the FCC mandated access charge reform and declines in international settlement rates all served to partially offset this increase. Access and other interconnection expenses as a percentage of communications services revenues increased to 32.4% for the nine months ended September 30, 1997 from 32.2% for the same period in 1996.

Network and other communications services expenses increased $527 million, or 28.0%, for the third quarter of 1997 compared with the third quarter of 1996.

       19                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Higher costs for initiatives, particularly AT&T Solutions, local service and AT&T WorldNet were the main drivers of the increase. In addition, expenses accrued for expected payments to payphone operators, which accounted for approximately one-third of the increase in this expense line, as well as higher expenses for purchases from Lucent at retail also contributed to the increase.

For the nine months ended September 30, 1997, network and other communications services expenses increased 25.4% to $7,029 million compared with the same period in 1996. The increase primarily reflects higher costs for initiatives, particularly AT&T Solutions, AT&T WorldNet and local service. Payphone compensation, a higher provision for uncollectibles and higher expenses for purchases from Lucent at retail also contributed to the increase.

Depreciation and amortization expenses for the quarter ended September 30, 1997 increased $234 million, or 31.6%, from the third quarter of 1996. For the nine months ended September 30, 1997, depreciation and amortization expenses increased $765 million, or 37.3%, from the same period in 1996. These increases were primarily driven by higher levels of capital expenditures. The nine-month period ended September 30, 1997 also includes a charge of approximately $80 million recorded to exit wireless services' two-way messaging initiative.

Selling, general and administrative ("SG&A") expenses decreased $40 million, or 1.0%, in the third quarter of 1997 compared with the third quarter of 1996. SG&A as a percentage of communications services revenue decreased to 29.8% for the third quarter of 1997 from 30.5% in the third quarter of 1996. This decrease reflects lower SG&A expenses in the core business primarily due to lower customer acquisition costs in consumer long distance services from the reduced use of checks as a customer acquisition tool. Lower advertising expenses across the Company and lower marketing and sales expenses in business markets, realized through force reductions and streamlining of the marketing organization, also contributed to the decrease. These decreases were partially offset by increases from customer retention and acquisition costs in wireless services, including the costs associated with moving customers to digital service, and from other projects including the Year 2000 (see "Other Developments"). Increased spending for initiatives, particularly local service and new wireless markets, also partially offset the reduction in core expenses.

       20                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Customer retention and acquisition costs for wireless services increased in total due to increased cellular subscribers. Customer retention and acquisition costs increased despite a decline in cost per gross add ("CPGA"). CPGA declined to $376 in the third quarter of 1997, down 10.0% from $418 in the third quarter of 1996.

For the nine months ended September 30, 1997, SG&A expenses increased $205 million, or 1.9%, from the same period in 1996. The increase in SG&A was primarily due to higher customer retention and acquisition costs in wireless services, higher spending on initiatives, particularly local service, partially offset by lower advertising expenses across the company and reduced use of checks as a customer acquisition tool. Customer retention and acquisition costs for wireless services increased in total, despite a decrease in CPGA. For the nine months ended September 30, 1997, CPGA decreased 6.7% to $387 compared with $415 for nine months ended September 30, 1996. Despite the increase in SG&A expenses, SG&A as a percentage of communications services revenue was 29.2% for the nine-month period in 1997, down slightly from 29.3% for the nine-month period in 1996. As management continues to focus on cost-cutting, SG&A expenses for the core business are expected to further decrease in the fourth quarter of 1997.

The operating margin for communications services decreased to 13.6%, for the third quarter of 1997, from 17.2% for the third quarter of 1996 and decreased to 12.8%, for the first nine months of 1997, from 18.2% for the same period of 1996. Higher network and other communication services expenses were primarily responsible for the decreased operating margins in both periods.

EBIT for communications services includes $136 million and $151 million for wireless services for the third quarters of 1997 and 1996, respectively, and $258 million and $365 million for the nine months ended September 30, 1997 and 1996, respectively.

       21                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Communications services EBIT includes dilution from initiatives of the following approximate amounts:

                                        For the Three            For the Nine
                                        Months Ended             Months Ended
                                        September 30,            September 30,
                                         1997   1996              1997   1996

 $ In billions

 Wireless Initiatives*                   (.1)   (.1)              (.3)   (.1)
 Local Services                          (.3)   (.1)              (.7)   (.3)
 Other Initiatives                       (.2)   (.3)              (.9)   (.8)

*Includes $160 million in costs recorded in the first quarter of 1997 to exit the two-way messaging business.


EBITDA for communications services includes $360 million and $334 million for wireless services for the third quarters of 1997 and 1996, respectively, and $982 million and $903 million for the nine months ended September 30, 1997 and 1996, respectively. Communications services EBITDA includes dilution from initiatives of the following approximate amounts:

                                            For the Three         For the Nine
                                            Months Ended          Months Ended
                                            September 30,         September 30,
                                             1997   1996           1997   1996

 $ In billions

 Wireless Initiatives*                       (.1)   (.1)           (.2)   (.1)
 Local Services                              (.3)   (.1)           (.6)   (.3)
 Other Initiatives                           (.2)   (.2)           (.8)   (.7)

*Includes half the charge recorded in the first quarter of 1997 to exit the two-way messaging business.

       22                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL SERVICES

Financial services revenues decreased $18 million, or 4.6%, in the third quarter of 1997 compared with the third quarter of 1996. In the first nine months of 1997, financial services revenues decreased $176 million, or 13.6%, compared with the same period in 1996. The declines were primarily a result of the UCS securitization program.

In the first quarter of 1997 AT&T adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other provisions, this standard requires UCS to recognize anticipated net revenue from securitized receivables.

                                   Three months          Nine months
FINANCIAL SERVICES                    ended                 ended
                                   September 30,         September 30,
$ In millions                      1997     1996         1997     1996

Financial services revenue         $378     $396       $1,119   $1,295

Operating income                    $24     $(35)        $126      $68
Operating margin                    6.4%    (8.8)%       11.3%     5.3%
EBT                                 $24     $(35)        $129      $68

Universal Card Information:                    At September 30,
In millions                                     1997       1996

Total book finance receivables               $ 6,672    $ 6,548
Total managed finance receivables            $14,172    $13,048
Cardholder accounts                             18.9       18.1

Since September 30, 1996, UCS securitized $1.0 billion of cardholder receivables (in the second quarter of 1997). This brings the total securitized receivables to $7.5 billion since August, 1995.

UCS' book receivables, which exclude the $7.5 billion of receivables that have been securitized to date, were $6.7 billion at the end of the third quarter of 1997. Although book receivables at September 30, 1997 are higher than the book receivables at September 30, 1996, average net receivables for the third quarter of 1997 and the nine months ended September 30, 1997 were lower than average

       23                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

net receivables for the same periods of 1996. UCS retained the servicing and customer relationships of the securitized credit card accounts. Including securitized receivables, UCS' total managed receivables were $14.2 billion at the end of the third quarter of 1997, up $1.1 billion from the third quarter of 1996. The increase resulted primarily from UCS restarting account customer acquisition activity earlier this year, including a balance transfer program.

Financial services expenses decreased $77 million, or 18.0%, in the third quarter of 1997 compared with the third quarter of 1996 driven by reductions in both credit losses and marketing expenses. For the nine months ended September 30, 1997, financial services expenses decreased $234 million, or 19.1%, compared with the same period in 1996. This decrease is mainly due to reduced credit losses and the impact of securitization. Net charge offs as a percentage of average credit card receivables outstanding ("charge-off rate") was 6.1% for the third quarter of 1997, down from 7.9% for the third quarter of 1996. Additionally, the charge-off rate relating to managed receivables decreased to 5.3% for the third quarter of 1997 from 6.5% for the third quarter of 1996. Delinquencies, or payments that are thirty days or more past due, were 3.2% of average managed receivables as of September 30, 1997, down from 4.1% as of September 30, 1996.

UCS represents substantially all of AT&T's financial services segment. On October 20, 1997, AT&T announced its plans to sell UCS. Refer to Item 5 of this report.

       24                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME STATEMENT ITEMS

Other income increased $44 million, or 54.6%, for the third quarter of 1997 compared with the third quarter of 1996 due to a number of items, none of which are individually significant. For the nine months ended September 30, 1997, other income increased $64 million, or 21.9%, from the nine months ended September 30, 1996. This increase is primarily due to the gain of approximately $100 million on the sale of AT&T Skynet Satellite Services in the first quarter of 1997 partially offset by lower earnings from equity investments.

Interest expense for the third quarter of 1997 decreased $30 million, or 41.7%, compared with the third quarter of 1996. Interest expense decreased $145 million, or 49.8%, for the nine months ended September 30, 1997 compared with the same nine-month period of 1996. These decreases were primarily due to lower levels of average debt.

The provision for income taxes for the third quarter of 1997 decreased $95 million compared with the third quarter of 1996. This decrease was primarily due to lower income before income taxes partially offset by a higher effective tax rate. The effective tax rate of 38.8% for the third quarter of 1997 increased from 37.8% in the third quarter of 1996 principally due to the tax impacts of investment dispositions announced in 1997. For the nine months ended September 30, 1997, the provision for income taxes decreased $517 million compared with the same nine-month period in 1996. This decrease was primarily due to lower income before income taxes partially offset by a higher effective tax rate. The effective tax rate was 38.5% for the nine months ended September 30, 1997 compared with 36.8% for the nine month period of 1996. This increase was principally due to the tax impacts of investment dispositions announced in 1997 and certain tax benefits to AT&T in 1996 from various legal entity restructurings.

Income from discontinued operations decreased $73 million for the third quarter of 1997 compared with the third quarter of 1996. For the nine months ended September 30, 1997, income from discontinued operations increased $85 million compared with the same period last year. In the third quarter and nine months ended September 30, 1996, the results from discontinued operations include the results of Lucent, NCR, AT&T Capital, SSI and other businesses. The dispositions of Lucent, NCR, AT&T Capital and other businesses were successfully completed during 1996. The disposition of SSI was successfully completed on July 1, 1997.

       25                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Gain on the sale of discontinued operations increased $66 million for the third quarter and nine months ended September 30, 1997 compared with comparable periods in 1996. These increases reflect the gain, net of tax, on the sale of SSI.

FINANCIAL CONDITION

SEPTEMBER 30, 1997 VERSUS DECEMBER 31, 1996

Total assets by business category consist of the following:

                              September 30,    Dec. 31,
$ In billions                    1997           1996

Long distance - business
  and consumer                 $ 20.4         $ 20.3
Wireless services                16.5           16.2
Local service initiative          3.5            2.7
Other initiatives                 2.6            1.8
Other business categories         5.6            5.5
Total communications
  services                       48.6           46.5
Financial services                8.1            8.5
Net assets of discontinued
  operations                        -            0.6
Total assets                   $ 56.7         $ 55.6

Total assets increased $1,159 million, or 2.1%, during the nine months ended September 30, 1997. Increases in property, plant and equipment and licensing costs were partially offset by decreases in net assets of discontinued operations and finance receivables.

Property, plant and equipment increased primarily due to 1997 capital expenditures partially offset by current year depreciation. The increase in licensing costs is mainly due to additional purchases of PCS licenses. Net assets of discontinued operations decreased due to the sale of SSI on July 1, 1997. Finance receivables decreased primarily due to the securitization of $1 billion of receivables by UCS in the second quarter of 1997 and the paydown of December 1996 seasonal credit card balances partially offset by increases due to UCS' balance transfer program.

       26                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total liabilities decreased $531 million, or 1.5%, from December 31, 1996, primarily reflecting lower levels of debt and payroll and benefit-related liabilities. The decrease in debt is mainly due to reduced borrowings for UCS due to the securitization program. Payroll and benefit-related liablilities decreased primarily due to the annual payment of year-end employee bonuses in the first quarter of 1997 and payments of severance benefits associated with AT&T's restructuring plans.

Shareowners' equity increased $1,690 million primarily resulting from net income for the first nine months 1997 partially offset by dividends.

The ratio of total debt to total capital (total debt and equity) decreased to 31.0% at September 30, 1997, compared with 33.8% at December 31, 1996. Excluding financial services operations, the debt ratio was 17.4% at September 30, 1997 compared with 18.7% at December 31, 1996.

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

       27                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash flows provided by operating activities of continuing operations of $6,062 million for the nine months ended September 30, 1997 decreased $158 million compared with the first nine months of 1996. Although the decrease in income from continuing operations was $1,132 million, this decrease was primarily driven by depreciation and amortization and the provision for uncollectibles. In addition, increased cash tax payments in 1997 were substantially offset by a prepayment to Lucent in the second quarter of 1996.

For the nine months ended September 30, 1997, net cash used in investing activities of $3,754 million increased by $3,292 million from $462 million in the first nine months of 1996. The change primarily reflects lower proceeds from UCS' securitizations in 1997 compared to 1996 and increased cash payments required in 1997 compared to 1996 to fund receivables growth for UCS. Also contributing to the increased use of cash in 1997 compared to 1996 were higher cash payments for capital expenditures and PCS license acquisitions. All of these items were partially offset by increased proceeds from dispositions, primarily the 1997 sales of SSI, AT&T Skynet and AT&T Tridom.

Capital expenditures, per the statement of cash flows, represents the cash payments made thus far in 1997. This amount differs from the $4.4 billion of capital expenditures reported on an accrual basis due to the timing of cash payments. Capital expenditures for the nine months ended September 30, 1997 on an accrual basis were approximately $4.4 billion, an increase of approximately $.6 billion from the first nine months of 1996. This increase was primarily due to investments in the AT&T long distance network, as well as infrastructure related to new and existing wireless markets and the local service initiative. Long distance services capital expenditures were approximately $2.6 billion in the first nine months of 1997, an increase of $.4 billion compared to the nine months ended September 30, 1996. Capital expenditures for wireless services were approximately $1.0 billion in the nine months ended September 30, 1997, an increase of approximately $.1 billion from the same period in 1996. Additionally, capital expenditures for local initiatives were $.5 billion in the nine months ended September 30, 1997, an increase of $.1 billion from the same period in 1996. Management expects capital expenditures to total approximately $7.8 billion for 1997.

       28                                                AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net cash used in financing activities of $2,071 million for the nine months ended September 30, 1997 decreased $2,200 million from $4,271 million for the first nine months of 1996. The activity for the first nine months of 1996 included a large decrease in debt. The debt reduction was mainly the result of Lucent spin-off related transactions and decreased UCS financing requirements due to securitization. This was partially offset by cash provided by other financing activities, from Lucent spin-off related transactions, and from issuance of common shares. In 1997 we have predominantly satisfied the share requirements for our employee plans through open market purchases rather than the issuance of new shares. Therefore, the issuance of shares for our employee plans is not providing us with a source of cash in 1997.

Future financing is contemplated to be arranged as necessary to meet our capital and other requirements with the timing of issue, principal amount and form depending on our needs, prevailing market and general economic conditions.

We anticipate obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, and available lines of credit.

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

       30                                                AT&T Form 10-Q - Part I

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

OTHER DEVELOPMENTS

AT&T has established processes for evaluating and managing the risks and costs associated with preparing our systems and applications for the year 2000. We expect to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of our systems and applications. We expect the cost of this project to be approximately $100 million in 1997 and have reflected this in our targets. We are still assessing the total expected impact to AT&T over the life of the project. We plan on having substantially all modifications completed by the end of 1998, leaving a full year for testing.

On September 24, 1997 AT&T and Telecom Italia announced their intention to pursue an exchange of shares that would give both companies stakes of equal value in each other's operations. AT&T would receive 1.2 percent of Telecom Italia; in exchange Telecom Italia would receive an interest in AT&T of comparable dollar value at the same time. The transaction is contingent upon various items including the successful conclusion of the European and Latin American joint ventures announced by the two companies on July 2, 1997. AT&T intends to structure the transaction so that the exchange of shares would have no significant effect on our cash position and would not significantly dilute our earnings.

AT&T owns approximately 45% of the common shares of LIN TV. On August 12, 1997, AT&T entered into an agreement to sell all of its interest in LIN TV for approximately $641 million to Hicks, Muse, Tate and Furst Incorporated (Hicks
Muse). Subsequently, in response to a competitive offer, Hicks Muse increased their bid to $742 million. The sale is subject to various conditions, including the approval by the Federal Communications Commission. If approved, the sale is expected to close in early 1998. In a separate agreement, AT&T agreed to sell Wood-TV for approximately $123 million, subject to certain adjustments, upon the completion of the sale of its interest in LIN TV.

       31                                                AT&T Form 10-Q - Part I

LEGISLATIVE AND REGULATORY DEVELOPMENTS

AT&T has experienced significant difficulty in penetrating local markets. At October 31, 1997 AT&T had received authority to provide local service in 47 states and the District of Columbia. As of such date, AT&T was offering AT&T Digital Link service for medium- and large-sized business customers on an outbound only basis in 48 states and on an inbound and outbound basis in one state. Also at such date, AT&T was offering resold local service to consumers in California, Connecticut, Georgia, Illinois, Michigan, Texas and Rochester, New York as well as offering resold local service to small business customers in California and Connecticut.

On July 18, 1997, the 8th Circuit Court of Appeals issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with local exchange carrier ("LEC") networks and the purchase of unbundled network elements and wholesale services from LECs. Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996. Absent effectiveness of the pricing rules, each state will determine the applicable rates and procedures independent of the framework established by the FCC.

In May 1997, the FCC adopted three orders relating to Price Caps, Access Reform, and Universal Service that will result in substantial revisions to the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. AT&T has agreed to passthrough to consumers any savings to AT&T as a result of access charge reform. AT&T began implementing these reductions July 15, 1997. As a result, AT&T's future results will reflect lower revenue per minute of usage and lower access and other interconnection costs per minute of usage.

On October 14, 1997, the 8th Circuit Court of Appeals vacated an FCC Rule that had prohibited incumbent LECs from separating network elements that are combined in the LEC's network, except at the request of the competitor purchasing the elements. This decision could increase the difficulty and costs of providing competitive local service through the use of unbundled network elements purchased from the incumbent LECs.

       32                                                AT&T Form 10-Q - Part I


The Price Cap Order requires LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation, which has already reduced the interstate access charges that long distance carriers, such as AT&T, pay to LECs. The Access Charge Reform Order restructured access charges so that certain costs that do not vary with usage will be recovered on a flat-rate basis and permits increased flat-rate assessments on multiline business customers and on residential lines beyond the primary telephone line. This restructuring allows a reduction in access charges assessed on long distance carriers on a usage basis. Finally, the Universal Service Order adopts a new mechanism for funding universal service which expands the set of carriers that must contribute to support universal service from only long-distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only LECs to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to eligible schools and libraries and rural health carrier providers.

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

       33                                                AT&T Form 10-Q - Part I

Some of the RBOCs have petitioned the FCC for permission to provide interLATA interexchange services in one or more states within their home market; to date the FCC has not granted any such petition. To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings.

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

FORWARD LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forwardlooking statements, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

       34                                                AT&T Form 10-Q - Part I

For a more complete discussion of the factors that could cause actual results to differ materially from such forward looking statements, see the discussion thereof contained under the heading "Forward Looking Statements" in the Company's Form 10-K for the year ended December 31, 1997 and in the Company's Form 10-Q for the quarter ended June 30, 1997. Readers should also consider the factors discussed under the headings "Results of Operations", "Financial
Condition", "Regulatory and Legislative Developments", and "Competition" included in this Form 10-Q. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

       35                                               AT&T Form 10-Q - Part II


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

In September, 1997, the government of the U.S. Virgin Islands filed suit in the federal district court of the Virgin Islands against the Company, AT&T Submarine Systems International ("SSI International"), A&L Underground, Inc., a contractor for SSI International at that time, and other entities. In connection with the purported 1996 release on non-toxic bentonite drilling mud within the coastal region of St. Croix by the contractor, the suit seeks penalties for violations of various federal and Virgin Island statutes; damages under several statutory and common law theories; removal of the mud (which is currently underway); and restitution of response costs allegedly incurred by the Virgin Islands. SSI International was a wholly owned subsidiary of AT&T at the time of the alleged violation. The foregoing environmental proceeding is not material to the consolidated financial statements or business of the Company and would not be reported but for Instruction 5 C. of Item 103 of Regulation S-K, which requires disclosure of such matters.

       36                                                AT&T Form 10-Q - Item 5


Item 5.  Acquisition or Disposition of Assets

On October 20, 1997, AT&T announced its plans to sell AT&T Universal Card Services ("UCS"). Although a sale agreement has not been reached, a sale is targeted to be completed by mid-1998. However, AT&T can not predict the timing or the terms of such transaction. UCS represents substantially all of AT&T's financial services segment.

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of AT&T have been restated to reflect the decision to dispose of UCS. Accordingly, the revenues, costs and expenses, and assets and liabilities of UCS have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Balance Sheet. The net operating results of this entity has been reported, net of applicable income taxes, as "Income from discontinued operations" and the net assets of this entity have been reported as "Net assets of discontinued operations". Intercompany transactions associated with AT&T entering into financing arrangements on behalf UCS to fund its operations, which were previously eliminated in consolidation, are now reflected in the financial statements. In addition, certain reclassifications have been made to the consolidated results for continuing operations to conform to the current presentation.

The Company filed Form 8-K on November 4, 1997 which included the Company's Consolidated Statements of Income for the year ended December 31, 1996 and the six months ended June 30, 1997 and Consolidated Balance Sheet at June 30, 1997 presented in accordance with APB 30. The Company's Consolidated Statement of Income for the nine months ended September 30, 1997 and Consolidated Balance Sheet at September 30, 1997 presented in accordance with APB 30 follow.

       37                                                AT&T Form 10-Q - Item 5



                              FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                            For the Nine
                                            Months Ended
                                            September 30,
                                                 1997

Revenues...................................   $38,491

Operating Expenses
Access and other interconnection...........    12,458
Network and other communications services..     7,030
Depreciation and amortization..............     2,819
Selling, general and administrative........    11,259
 Total Operating Expenses..................    33,566

Operating income...........................     4,925
Other income - net.........................       351
Interest expense...........................       152
Income from continuing operations before
 income taxes..............................     5,124
Provision for income taxes.................     1,975
Income from continuing operations..........     3,149

Discontinued operations:
Income from discontinued operations
 net of taxes of $49 ......................        89
Gain on sale of discontinued operation
 net of taxes of $43 ......................        66

Net income.................................     3,304

Weighted average common shares and
 common share equivalents (millions).......     1,628

Per common share:
Income from continuing operations..........   $  1.93
Income from discontinued operations........      0.06
Gain on sale of discontinued operation.....      0.04
Net income.................................   $  2.03

       38                                                AT&T Form 10-Q - Item 5



                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Millions Except Per Share Amount)
                                   (Unaudited)

                                            September 30,
                                                1997
ASSETS
Cash and cash equivalents ...............    $   187

Receivables less allowances of $1,046....
     Accounts receivable...................    8,901
     Other receivables.....................    4,734

Deferred income taxes...................       1,307

Other current assets....................         496

Total current assets....................      15,625

Property, plant and equipment, net of
  accumulated depreciation of $21,423...      20,964

Licensing costs, net of accumulated
  amortization of $1,032................       8,341

Investments.............................       4,069

Long-term receivables...................       1,818

Prepaid pension costs...................       2,129

Other assets............................       2,482

Net assets of discontinued operation....       1,020

TOTAL ASSETS............................     $56,448

                                    (CONT'D)

       39                                                AT&T Form 10-Q - Item 5



                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                  (Dollars in Millions Except Per Share Amount)
                                   (Unaudited)


                                            September 30,
                                                1997
LIABILITIES
Accounts payable.......................     $  5,934
Payroll and benefit-related
  liabilities..........................        2,242
Debt maturing within one year..........        2,795
Dividends payable......................          539
Other current liabilities..............        4,446

Total current liabilities..............       15,956

Long-term debt.........................        7,054
Long-term benefit-related liabilities..        3,090
Deferred income taxes..................        5,059
Other long-term liabilities and
  deferred credits.....................        3,304

Total liabilities .....................       34,463

SHAREOWNERS' EQUITY
Common stock - par value $1 per share..        1,625
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,625,285,000 at September 30, 1997
Additional paid-in capital.............       15,714
Guaranteed ESOP obligation.............          (70)
Foreign currency translation
  adjustments..........................           32
Retained earnings......................        4,684

Total shareowners' equity..............       21,985

TOTAL LIABILITIES & SHAREOWNERS' EQUITY      $56,448

       40                                                AT&T Form 10-Q - Item 5



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)

(a)      Discontinued Operation

Summarized  financial  information  for the  UCS  discontinued  operation  is as follows:
                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                               1997

         Revenues                                           $ 1,110
         Income before income taxes                             131
         Net income                                         $    85

                                                         At September
                                                           30, 1997

         Current Assets                                     $ 6,553
         Total Assets                                         6,624
         Current Liabilities*                                 4,481
         Total Liabilities*                                   5,604
         Net assets of discontinued
           operation                                        $ 1,020


         *Current liabilities include $4,312 million of debt maturing within one year and total liabilities include an additional $1,117 million of long-term debt both of which are payable to AT&T.

       41                                                AT&T Form 10-Q - Item 6



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

(b)           Reports on Form 8-K

              Form 8-K dated July 15, 1997 was filed pursuant to Item 5 (Other Events). Form 8-K dated August 12, 1997 was filed pursuant to
              Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

       42                                                         AT&T Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AT&T Corp.



                                 /s/ M. B. Tart
                                 ------------------------------
                                 By: M. B. Tart
                                     Vice President and Controller
                                     (Principal Accounting Officer)



Date November 13, 1997

       43                                                         AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number

12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule