Form 10-K
period 1997-12-31
AT&T CORP
filed 1998-03-27
CIK 5907

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At February 28, 1998, the aggregate market value of the voting stock held by non-affiliates was $98,828,206,879.

At February 28, 1998, 1,620,390,922 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to shareholders for the year ended December 31, 1997 (Part II)

(2) Portions of the registrant's definitive proxy statement dated March 26, 1998, issued in connection with the annual meeting of shareholders (Part
    III)

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
 3.  Legal Proceedings ............................................... 10
 4.  Submission of Matters to a Vote of Security-Holders ............. 11


                                     PART II

                                 Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters ....................................................... 13
 6.  Selected Financial Data ......................................... 13
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ......................................... 13
 8.  Financial Statements and Supplementary Data ..................... 13
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 13

                                    PART III

                                 Description

10.  Directors and Executive Officers of the Registrant .............. 13
11.  Executive Compensation .......................................... 13
12.  Security Ownership of Certain Beneficial Owners and Management .. 13
13.  Certain Relationships and Related Transactions .................. 13

                                     PART IV

                                 Description

14.  Exhibits, Financial Statement Schedule, and Reports on
       Form 8-K....................................................... 14

See page 12 for "Executive Officers of the Registrant."

                                     PART I

ITEM 1. BUSINESS.

GENERAL

                  AT&T Corp. ("AT&T" or the "Company") was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400).Internet users can access information about AT&T and its services at http://www.att.com.

                  AT&T is among the world's communications leaders, providing voice, data and video telecommunications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish regional, domestic, international and local communication services. AT&T's wholly owned subsidiaries, including AT&T Wireless Services, Inc., provide cellular telephone and other wireless services. AT&T also provides billing, directory, and calling card services to support its communications business.

DEVELOPMENT OF BUSINESS

                  During 1996 AT&T separated its business into three publicly held stand-alone companies: the current AT&T, focused on communication and information services, Lucent Technologies Inc. ("Lucent") focused on communications systems and technology and NCR Corporation ("NCR") focused on transaction-intensive computing. AT&T distributed to its shareowners all of the shares AT&T owned of Lucent on September 30, 1996 and all of the shares of NCR on December 31, 1996.

                    Following the separation, AT&T has focused on its core business and disposed of assets and businesses that were not strategic. In October 1996, AT&T completed the sale of its majority interest in AT&T Capital Corporation (leasing services business) in which AT&T received $1.8 billion in cash. In 1997, AT&T completed the sales of AT&T Skynet (satellite services), AT&T Tridom (satellite data and video communications services) and its submarine systems business. In addition, AT&T sold its investments in DirectTV (direct-broadcast television service and DSS equipment business) and decreased its investment in Smartone Communications (a wireless joint venture in Hong
Kong).

                  In addition, in 1997, AT&T agreed to sell AT&T Universal Card Services, Inc.(credit card services business), American Transtech Inc. (customer care services), its investment in LIN Television Corporation (commercial television broadcasting) and WOOD-TV (AT&T's television station in Grand Rapids, Michigan).

                  On January 8, 1998, AT&T entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCG"). The merger with TCG, which remains subject to regulatory approvals and a number of other conditions, is expected to close mid to late 1998. Under the merger agreement, each share of TCG will be exchanged for .943 of an AT&T share in an all-stock transaction valued at the time at approximately $11.3 billion. TCG is the largest competitive local exchange carrier in the United States, with networks in operation or under construction in 66 U.S. markets as of December 31, 1997. As of September 30, 1997, TCG's local networks encompassed over 8,680 route miles, over 460,285 fiber miles, and 33 local digital voice switches. These local networks are aimed at addressing high-volume business customers. AT&T believes that the TCG merger will accelerate its ability to offer local services to business customers and, ultimately, to other customers.

LONG DISTANCE SERVICES

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

WIRELESS SERVICES

                  AT&T is one of the world's largest wireless service providers. In the United States, AT&T holds licenses to operate systems providing 850 Mhz broadband wireless services covering markets with a population of over 92 million nationwide and messaging and air-to-ground services throughout the country. The services provided by AT&T currently include cellular, voice and data, messaging and air-to-ground communications. As of December 1997, AT&T served over 6 million cellular subscribers.

                  In addition, AT&T has purchased (primarily in auctions conducted by the Federal Communications Commission ("FCC")) 1900 Mhz wireless broadband licenses covering markets with a population of over 112 million. AT&T is required by the FCC to provide adequate broadband PCS service to at least one-third of the population in its licensed areas within five years of being licensed and two-thirds of the population in its licensed areas within ten years of being licensed. The licenses are granted for ten year terms from the original date of issuance and may be renewed by AT&T by meeting the FCC's renewal criteria and upon compliance with the FCC's renewal procedures.

                  AT&T has created service clusters in major metropolitan areas and linked its and other service providers systems into a network which permits its wireless cellular subscribers to both place and receive calls anywhere they travel in areas served by the network, even if the local wireless telephone service is not provided by AT&T. AT&T is now integrating other communications technologies into the network. AT&T will continue to explore the use of emerging technologies to expand the reach of the network and to provide additional services (especially data and internet services).

                  AT&T also offers one-way messaging systems such as paging services. As of December 31, 1997, the Company had over 1.3 million messaging service subscribers. The majority of these subscribers are in locations where AT&T holds cellular licenses.

                  AT&T's  wireless  services  are  conducted  primarily  through subsidiaries of AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc., which was merged with a special-purpose subsidiary of AT&T in September 1994).

LOCAL SERVICES

                  Following passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), AT&T applied for permission to provide local service in all 50 states. As of December 31, 1997, AT&T had received authority to provide service in 48 states and the District of Columbia. As of December 31, 1997, AT&T offered AT&T Digital Link service for business customers on an outbound only basis in 48 states and on an inbound and outbound basis in one state. Also as of such date, AT&T offered resold local service to consumers in Alaska, California, Connecticut, Georgia, Illinois, Michigan, Texas and Rochester, New York as well as offering resold local service to small business customers in California and Connecticut.

                  Notwithstanding these efforts, AT&T has experienced significant difficulty in penetrating local markets. AT&T's ability to purchase combined network elements from incumbent local exchange carriers (ILECS), one of the primary methods by which AT&T intends to provide local service to residential and small business customers, was severely limited by, among other factors, regulatory and judicial actions and a lack of technical and operational interfaces necessary to order network elements from ILECs. In spite of strong demand, in the fourth quarter of 1997 AT&T stopped actively marketing resold local service to residential and small business customers in most of the areas in which it offered such service because of limitations on ILECs' ability to handle anticipated demand and because discounts AT&T receives from ILECs on the sale of such service are insufficient to make resale a viable long-term method of offering service. AT&T's ability to provide facilities-based local service to business customers through AT&T Digital Link service was also hampered by the inability to provide local number portability and other factors. AT&T will continue to pursue the development of alternative methods of local entry, which remains a key growth opportunity. See "Competition" and "Forward Looking Statements" for a discussion of the potential impact on AT&T of an inability to profitably provide local service.

AT&T SOLUTIONS

                  AT&T Solutions, Inc., established in 1995, provides outsourcing, consulting, networking integration and multimedia call center services. AT&T Solutions provides clients with customized information technology solutions to operate and manage voice, data and video services, including local and wide area networks, PBXs, voice-processing systems and voice and data terminals.

ONLINE SERVICES

                  AT&T also provides a variety of online and internet access services. These include AT&T WorldNet(R) Service, a service providing dedicated and dial-up access to the internet, AT&T Easy World Wide Web(R) Service, an internet web site creation and hosting service, custom web site hosting services, and AT&T SecureBuy SM Service, an Internet transaction service that simplifies buying and selling on the Internet.

INTERNATIONAL

                  AT&T has established a number of international alliances to increase the reach and scope of AT&T's services and network over time and has invested in certain countries in order to increase the range of services AT&T offers in those countries. For example, AT&T founded the WorldPartners alliance in 1993 to provide multinational customers with seamless telecommunications and related services. As of the end of 1997, WorldPartners included 17 members who provide services to multinational customers in North America, Latin America, Europe, the Middle East and Asia. In addition, in 1996 AT&T began offering business and consumer services in the United Kingdom and in early 1997 AT&T's joint venture in Mexico, Alestra, began offering long distance service. AT&T also has an interest in several wireless communications companies outside of the United States, including cellular operators licensed to serve Hong Kong, Columbia, Taiwan and parts of India.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Telecommunications Act of 1996

                  In February 1996, the Telecommunications Act became law. The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services. The Telecommunications Act will permit the Regional Bell Operating Companies ("RBOCs") to provide interexchange services originating in any state in its region after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act.

                  In August 1996, the FCC adopted rules and regulations, including pricing rules (the "Pricing Rules") to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with local exchange carrier ("LEC") networks and the standards governing the purchase of unbundled network elements and wholesale services from LECs. These implementing rules rely on state public utilities commissions to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC.

                  On July 18, 1997, the United States Court of Appeals for the 8th Circuit issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with LEC networks and the purchase of unbundled network elements and wholesale services from LECs. Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996.

                  Absent effectiveness of the Pricing Rules, each state will determine the applicable rates and procedures independent of the framework established by the FCC. However, since the stay was issued, many states have used the Pricing Rules as guidelines in establishing permanent rates, or interim rates that will apply pending the determination of permanent rates in subsequent state proceedings. Nevertheless, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

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

                  On January 26, 1998, the United States Supreme Court agreed to review the aforementioned decisions of the Eighth Circuit Court of Appeals. Under the normal procedures of the Court, arguments are expected to be heard in October 1998, and a decision is expected sometime in the first half of 1999.

                  On December 31, 1997, the U.S. District Court for the Northern District of Texas issued a memorandum opinion and order holding that the Telecommunications Act's restrictions on the provision of in-region, interLATA service by the RBOCSs are unconstitutional. AT&T and other carriers (collectively, "intervenors") and the FCC filed prompt appeals with the United States Court of Appeals for the Fifth Circuit. On February 11, 1998, the District Court stayed the effectiveness of its December 31 memorandum opinion and order pending appeal.

                  The United States Court of Appeals for the Fifth Circuit will review the aforementioned decision of the U.S. District Court for the Northern District of Texas under an expedited briefing schedule, whereby oral arguments will be heard in July 1998. If the memorandum opinion and order is permitted to take effect, the Telecommunications Act's restrictions on the provision of in-region interLATA services will no longer apply to the plaintiffs in the case, SBC Communications, Inc., U S West, Inc. and Bell Atlantic Corporation.


Modification of Final Judgment of 1982

                  Prior  to  1996,  AT&T  and  the  RBOCs  were  subject  to the provisions of the Modification of Final Judgment of 1982 (the "MFJ") since its implementation. The Telecommunications Act effectively superseded future operation of the MFJ.Consequently, on April 11, 1996, Judge Harold Greene issued an order terminating the MFJ.

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

                  In addition, on October 31, 1996, the FCC issued an order that would have prohibited non-dominant carriers, including AT&T, from filing tariffs for their domestic interstate services. AT&T and other parties have filed an appeal of the FCC's order with the United States Court of Appeals for the D.C. Circuit. In February 1997, the D.C. Circuit stayed the effectiveness of the FCC's order pending appeal. Oral argument has not yet been scheduled. If the Court affirms the FCC's order and lifts the stay, non-dominant carriers, including AT&T, will have to utilize mechanisms other than tariffs to establish the terms and conditions that apply to domestic, interstate telecommunications services.

                  Furthermore, in May 1997, the FCC adopted three orders relating to Price Caps, Access Reform, and Universal Service that will result in substantial revisions to the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. AT&T has agreed to pass through to consumers any savings to AT&T as a result of access charge reform. AT&T began implementing these reductions July 15, 1997. Consequently, AT&T's results after June 1997 reflects lower revenue per minute of usage and lower access and other interconnection costs per minute of usage.

                  The Price Cap Order requires LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation, which is likely to result in a reduction in the interstate access charges that long distance carriers, such as AT&T, pay to LECs. The Access Charge Reform Order restructured access charges so that certain costs that do not vary with usage will be recovered on a flat-rate basis and permitted increased flat-rate assessments on multiline business customers and on residential lines beyond the primary telephone line. This restructuring allows a reduction in access charges assessed on long distance carriers on a usage basis. Finally, the Universal Service Order (which represents an FCC mandated contribution to support schools and libraries and rural health care programs, high cost support and low income support mechanisms which are paid to the Universal Service Administrative Company) adopts a new mechanism for funding universal service which expands the set of carriers that must contribute to support universal service from only long-distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only LECs to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to eligible schools and libraries and rural health carrier providers.

                  AT&T remains subject to the statutory requirements of Title II of the Communications Act. AT&T must offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory; it is subject to the FCC's complaint process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction, or impairment of service. AT&T has also made certain commitments that address concerns that had been raised with regard to the potential impact of declaring AT&T to be non-dominant, including a three-year rate assurance for low income and low usage residential users and a three-year limit on, and 5 days advance notice for, rate increases on 800 directory assistance and analog private line services.

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

                  In addition to the matters described above with respect to the Telecommunications Act, state public service commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate AT&T's local and intrastate communications services. The system of regulation used in many states is rate-of-return regulation. In recent years, many states have adopted different systems of regulation, such as: complete removal of rate-of-return regulation, pricing flexibility rules, price caps and incentive regulation.


COMPETITION

                  AT&T currently faces significant competition in the communication and information services industry and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services markets. These may include entrants from other segments of the communication and information services industry or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships.

                  The Telecommunications Act has already impacted the competitive environment. Anticipating changes in the industry, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T being able to offer combined local and long distance service in these areas, adversely affecting AT&T's revenues and earnings in these service regions.

                  In addition, the Telecommunications Act will permit RBOCs to provide interLATA interexchange services after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. Three RBOCs have petitioned the FCC for permission to provide interLATA interexchange services in one or more states within their home market; to date the FCC has not granted any petition. To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenues and earnings. In any event, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's future long distance revenues and could adversely affect future earnings.

                  Furthermore, in February 1997, a General Agreement on Trade in Services (the "GATS") was reached under the World Trade Organization. The GATS, which became effective January 1, 1998, is designed to open each country's domestic telecommunications markets to foreign competitors. The GATS, and future trade agreements, may accelerate the entrance into the U.S. market of foreign telecommunications providers, certain of whom are likely to possess dominant home market positions in which there is not effective competition. The GATS may also permit AT&T's entrance into other markets as only a small number of countries refused to eliminate their foreign ownership restrictions.

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

FORWARD LOOKING STATEMENTS

                  Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the outcome of litigation, the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to:

- the efficacy of the rules and regulations to be adopted by the FCC and state public regulatory agencies to implement the provisions of the Telecommunications Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform and international settlement reform;

- the outcome of negotiations with LECs and state regulatory arbitrations and approvals with respect to interconnection agreements; and the ability to purchase unbundled network elements or wholesale services from LECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;

- success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local (consumer and business) service and business data service; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;

- competitive pressures, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local service; the extent and pace at which different competitive environments develop for each segment of the telecommunications industry; the extent at and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to AT&T being able to; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

- the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays; the ability to achieve cost savings and realize productivity improvements; the ability to effectively integrate TCG's operations with AT&T; the ability to realize cost-saving and revenue synergies from the merger; and

- general economic conditions, government and regulatory policies, and business conditions in the communications industry.

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

SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE INFORMATION

                  For information about the Company's research and development expense, see Note 5 to the Consolidated Financial Statements. For information about the consolidated operating revenues contributed by the Company's major classes of products and services, see the revenue tables and descriptions on pages 28 through 30 and Consolidated Statements of Income on page 40 of the Company's annual report to shareholders for the year ended December 31, 1997. All such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

                  At  December  31,  1997 AT&T  employed  approximately  128,000 persons in its operations, approximately 122,000 of whom are located domestically. About 48% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 96% are represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers ("IBEW"), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 1998.

ITEM 2.  PROPERTIES.

                  The  properties  of  AT&T  consist   primarily  of  plant  and
equipment used to provide long distance and wireless telecommunications services and administrative office buildings.

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

                  A substantial number of the administrative offices of AT&T are in leased buildings. Substantially all of the important long distance communications facilities are in buildings wholly owned by AT&T or in buildings owned partially by AT&T and partially by the regional holding companies created at divestiture. Many of the smaller facilities are in rented quarters. Most of the important buildings used in connection with long distance services are on land held in fee, but a few are on land held under long-term leases.

ITEM 3.  LEGAL PROCEEDINGS.

                  In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1997. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial position or results of operations.

                  On July 6, 1997, MCI Telecommunications Corp. and Ronald A. Katz Technology Licensing, L.P. filed suit in United States District Court in Philadelphia, Pennsylvania against AT&T. The suit alleges that a number of AT&T services infringe patents owned by Katz but licensed to MCI for enforcement against AT&T. AT&T is reviewing the allegations of the Complaint. Based on review to date, it is management's opinion that the claims do not present any material monetary liability or financial impact to AT&T that is not subject to patent indemnity agreements with third-party equipment vendors.

                  AT&T is also a named party in a number of environmental actions, none of which is material to the consolidated financial statements or business of the Company. In addition, pursuant to the Separation and Distribution Agreement by and among AT&T, Lucent, and NCR, dated as of February 1, 1996, and amended and restated as of March 29, 1996, Lucent has assumed liability, subject to the liability sharing provisions of that agreement, for a number of actions in which AT&T remains a named party. AT&T is working to be released as a party to these actions, although there can be no assurance that it will be successful in this regard.

                  There are four environmental proceedings which are required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. In September 1997, the government of the U.S. Virgin Islands filed suit in the federal district court of the Virgin Islands against the Company, AT&T Submarine Systems International ("SSI International"), A&L Underground, Inc., a contractor for SSI International at that time, and other entities. In connection with the purported 1996 release of non-toxic bentonite drilling mud within the coastal region of St. Croix by the contractor, the suit seeks penalties for violations of various federal and Virgin Island statutes; damages under several statutory and common law theories; removal of the mud (which has since been completed to the satisfaction of the federal agency that ordered the cleanup); and restitution of response costs allegedly incurred by the Virgin Islands. SSI International was a wholly owned subsidiary of AT&T at the time of the alleged violation. The foregoing environmental proceeding is not material to the consolidated financial statements or business of the Company and would not be reported but for Instruction 5 C. of Item 103 of Regulation S-K, which requires disclosure of such matters.

                  In addition, three proceedings involve matters for which Lucent has assumed liability, as described above. On July 31, 1991, the United States Environmental Protection Agency Region III issued a complaint pursuant to
Section 3008a of the Resource Conservation and Recovery Act alleging violations of various waste management regulations at the Company's Richmond Works, Richmond, Virginia. The complaint seeks a total of $4.2 million in penalties. In addition, on July 31, 1991, the United States Environmental Protection Agency filed a civil complaint in the U.S. District Court for the Southern District of Illinois against the Company and nine other parties seeking enforcement of its Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")
Section 106 cleanup order, issued in November 1990 for the NL Granite City Superfund site, Granite, Illinois, past costs, civil penalties of $25,000 per day and treble damages related to certain United States' costs. Finally, during 1994, AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of AT&T, and the New York State Department of Environmental Conservation ("NYSDEC") were engaged in negotiations over a study and cleanup of the Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order which included not only provisions relating to site investigation and remediation but also a provision for payment of a $3.5 million penalty for alleged violations of hazardous waste management regulations. No formal proceeding has been commenced by NYSDEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.


                      Executive Officers of the Registrant
                             (as of March 25, 1998)

                                                                     Became AT&T
                                                                     Executive
Name                    Age                                          Officer On
----                    ---                                          -----------

C. Michael Armstrong* . 59   Chairman of the Board and Chief
                              Executive Officer . . . . . . . . . . . . . 10-97
R.C.M. Baker . . . . .  51   Executive Vice President, International  . .  9-97
Harry S. Bennett . . .  53   Executive Vice President, Local Services
                              Division . . . . . . . . . . . . . . . . . . 3-97
Harold W. Burlingame .  57   Executive Vice President, Human Resources . . 9-86
Dan R. Hesse. . . . .   44   Executive Vice President & President,
                              AT&T Wireless Services . . . . . . . . . . . 3-97
Frank Ianna  . . . . .  48   Executive Vice President, Network &
                              Computing Services . . . . . . . . . . . . . 3-97
Jim G. Kilpatric***. .  59     Executive Vice President, Law & Government
                              Affairs . . . . . . . . . . . . . . . . . . 11-97
Marilyn Laurie***. . .  58   Executive Vice President, Brand Strategy &
                               Marketing Communications  . . . . . . . . . 2-87
Richard J. Martin . . . 51   Executive Vice President, Public Relations . 11-97
Gail J. McGovern . . .  45   Executive Vice President, Consumer Markets
                               Division  . . . . . . . . . . . . . . . . . 1-96
David C. Nagel . . . .  53   President, AT&T Labs & Chief Technology
                               Officer . . . . . . . . . . . . .  . . . .  3-97
John C. Petrillo  . . . 48   Executive Vice President, Corporate Strategy
                                & Business Development . . . . . .   . . . 1-96
Richard Roscitt . . . . 46   Executive Vice President & President,
                               AT&T Solutions  . . . . . . . . . . . . . . 9-97
Daniel E. Somers  . . . 50   Senior Executive Vice President and Chief
                               Financial Officer . . . . . . . . . . . . . 5-97
John D. Zeglis**. . . . 50   President . . . . . . . . . . . . . . . . . . 9-86

-----------
     *Chairman of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.
   ***Mr. Kilpatric and Ms. Laurie will retire from the Company in April 1998.

                  All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Armstrong, Nagel and Somers. Prior to joining AT&T in October 1997, Mr. Armstrong was Chairman and Chief Executive Officer of Hughes Electronics from 1991 and prior to that time, Mr. Armstrong held various other positions with IBM, including Senior Vice President and Chairman of the board of IBM World Trade Corporation. Prior to joining AT&T in April 1996, Mr. Nagel was with Apple Computer, a computer company, serving as Senior Vice President from 1995 and General Manager from 1988 through 1995. Prior to joining AT&T in May 1997, Mr. Somers was Chairman and Chief Executive Officer for Bell Cablemedia, plc, of London for two years and from 1992 to 1995, Mr. Somers was Executive Vice President and Chief Financial Officer for Bell Canada International.

                                     PART II

Items 5. through 8.

                  The information required by these items is included in pages 25 through 56 of the Company's annual report to shareholders for the year ended December 31, 1997. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from the Company's annual report to share holders has been filed as Exhibit 13 to this document.

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

                  The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 26, 1998, the third and fourth paragraphs on page 6, the carryover paragraph on page 7, the first, second and third full paragraphs on page 7, the second full paragraph on page 8 through the final footnote on page 13 and the last paragraph on page 23 through page 48. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a)  Documents filed as a part of the report:

      (1)  Financial Statements:
                                                                     Pages
                                                                     -----

      Report of Management ......................................    *
      Report of Independent Accountants .........................    *

      Statements:
            Consolidated Statements of Income .....................  *
            Consolidated Balance Sheets ...........................  *
            Consolidated Statements of Changes in
              Shareowners' Equity  ................................  *
            Consolidated Statements of Cash Flows .................  *
            Notes to Consolidated Financial Statements  ...........  *

      (2) Financial Statement Schedule:

            Report of Independent Accountants .....................  18

            Schedule:

            II -- Valuation and Qualifying Accounts ...............  19

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

------------
*Incorporated herein by reference to the appropriate portions of the Company's annual report to shareholders for the year ended December 31, 1997. (See
 Part II.)

         (3)b By-Laws of the registrant, as amended January 15, 1997 (Exhibit (3)b to Form 10-K for 1996, File
                        No. 1-1105).

         (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         (10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit
                        (10)(i)1 to Form 10-K for 1996, File No. 1-1105).

         (10)(i)2 Form of Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit (10)(i)2 to Form 10-K for 1996, File No. 1-1105).

         (10)(i)3 Tax Sharing Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(i)3 to Form 10-K for
                        1996, File No. 1-1105).

         (10)(i)4 Employee Benefits Agreement by and between AT&T Corp. and Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(i)4 to Form 10-K for 1996, File No. 1-1105).

         (10)(i)5       Form  of  Employee  Benefits   Agreement, dated   as  of
                        November  20,  1996,  between   AT&T   Corp.   and   NCR
                        Corporation  (Exhibit (10)(i)5  to  Form 10-K  for
                        1996, File No. 1-1105).

         (10)(ii)(B)1 General Purchase Agreement between AT&T Corp. and Lucent Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10) ii)(B)1 to Form 10-K for 1996, File No. 1-1105).

         (10)(ii)(B)2   Form   of   Volume  Purchase  Agreement,  dated   as  of
                        November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit (10)(ii)(B)2 to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)1  AT&T  Short Term Incentive Plan as  amended  March, 1994
                        (Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).

         (10)(iii)(A)2  AT&T  1987  Long  Term  Incentive   Program  as  amended
                        December 17, 1997.

         (10)(iii)(A)3  AT&T Senior Management Individual Life Insurance Program
                        as amended March 3, 1998.

         (10)(iii)(A)4  AT&T Senior Management Long Term Disability and Survivor
                        Protection Plan, as amended and restated effective January 1, 1995 (Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File No. 1-1105).
                                                           .
         (10)(iii)(A)5  AT&T  Senior  Management  Financial  Counseling  Program
                        dated December 29, 1994 (Exhibit (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).

         (10)(iii)(A)6  AT&T   Deferred   Compensation   Plan  for  Non-Employee
                        Directors,  as  amended  December 15, 1993 (Exhibit (10)
                        (iii)(A)6 to Form 10-K for 1993, File No. 1-1105).

         (10)(iii)(A)7  The  AT&T Directors Individual Life Insurance Program as
                        amended March 2, 1998.

         (10)(iii)(A)8  AT&T  Plan for  Non-Employee  Directors' Travel Accident
                        Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).

         (10)(iii)(A)9  AT&T  Excess  Benefit and Compensation  Plan, as amended and  restated  effective  October 1, 1996  (Exhibit (10)
                        (iii)(A)9 to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)10 AT&T Non-Qualified Pension Plan, as amended and restated
                        January 1, 1995 (Exhibit (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)11 AT&T Senior Management Incentive Award Deferral Plan, as
                        amended December 17, 1997.

         (10)(iii)(A)12 AT&T Mid-Career Hire Program revised  effective  January
                        1, 1988 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105) including AT&T Mid-Career Pension Plan, as amended and restated October 1, 1996 (Exhibit (10)(iii)(A)(12) to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)13 AT&T  1997  Long Term   Incentive  Program  as   amended
                        December 17, 1997.

         (10)(iii)(A)14 Form  of  Indemnification  Contract  for   Officers  and
                        Directors  (Exhibit (10)(iii)(A)6  to  Form  SE,   dated
                        March 25, 1987, File No. 1-1105).

         (10)(iii)(A)15 Pension  Plan  for AT&T  Non-Employee  Directors revised
                        February 20, 1989 (Exhibit (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).

         (10)(iii)(A)16 AT&T  Corp. Senior  Management  Basic   Life   Insurance
                        Program, as amended February 27, 1998.

         (10)(iii)(A)17 Form  of  AT&T   Benefits  Protection   Trust  Agreement
                        (Exhibit (10)(iii)(A)17  to  Form  SE, dated   March 25,
                        1992, File No. 1-1105).

         (10)(iii)(A)18 AT&T Senior Officer Severance Plan effective  October 9,
                        1997,  as  amended  October  30, 1997.

         (10)(iii)(A)19 Form of  Pension Agreement  between AT&T Corp. and Frank
                        Ianna dated October 30, 1997.

         (10)(iii)(A)20 Form of Pension Agreement between AT&T Corp. and Gail J.
                        McGovern dated October 30, 1997.

         (10)(iii)(A)21 Form of Pension Agreement between AT&T Corp. and John C.
                        Petrillo dated October 30, 1997.


         (10)(iii)(A)22 Form of Pension  Agreement  between AT&T Corp. and  John
                        Zeglis dated May 7, 1997.

         (10)(iii)(A)23 Form  of Employment  Agreement  between  AT&T  Corp. and
                        C. Michael Armstrong dated October 17, 1997.

         (12)           Computation of Ratio of Earnings to Fixed Charges.

         (13)           Specified  portions  (pages  25  through  56)   of   the
                        Company's Annual Report to Shareholders for the year ended December 31, 1997.

         (21)           List of subsidiaries of AT&T.

         (23)           Consent of Coopers & Lybrand L.L.P.

         (24) Powers of Attorney executed by officers and directors who signed this report.

         (27)           Financial Data Schedules.


                  AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

                  During the fourth quarter 1997, Form 8-K dated October 20, 1997 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on October 24, 1997, Form 8-K dated October 20, 1997 was filed pursuant to Item 5 (Other Events) on November 4, 1997 and Form 8-K dated December 18, 1997 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) on December 23, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowners of AT&T Corp.:


                  Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the 1997 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 14 of this Form 10-K.

                  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
January 26, 1998

                                                                       Schedule II--Sheet 1

                                                                            AT&T CORP.
                                                                AND ITS CONSOLIDATED SUBSIDIARIES

                                                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                      (Millions of Dollars)
-------------------------------------------------------------------------------------------------------
           COL. A                            COL. B           COL. C          COL. D           COL. E
-------------------------------------------------------------------------------------------------------
                                           Balance at       Charged to                        Balance
                                           Beginning        Costs and                         at End
         Description                       of Period        Expenses       Deductions(a)      of Period
-------------------------------------------------------------------------------------------------------
         Year 1997
Allowances for doubtful accounts (b) ..... $  994           $1,957           $1,925           $1,026
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ..........$1,388           $   --           $  481           $  907
Deferred tax asset valuation allowance ... $  166           $   48           $    2           $  212

         Year 1996

Allowances for doubtful accounts (b) ..... $  832           $1,938           $1,776           $  994
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ......... $2,092             $   --           $  704           $1,388
Deferred tax asset valuation allowance ... $  129             $   39           $    2           $  166

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
        Description                        of Period        Expenses        Deductions(a)     of Period
-------------------------------------------------------------------------------------------------------

         Year 1995
Allowances for doubtful accounts (b) ..... $  611           $1,613           $1,392           $  832
Reserves related to business
  restructuring, including force
  and facility consolidation (c) ......... $  699           $1,712           $  319           $2,092
Deferred tax asset valuation allowance ... $   36           $  109           $   16           $  129


------------

(a)  Amounts written off as uncollectible, net of recoveries.
(b) Includes allowances for doubtful accounts on long-term receivables of $49 $52 and $35 in 1997, 1996 and 1995, respectively (included in long-term receivables in the Consolidated Balance Sheets).
(c) Included primarily in other current liabilities and in other long-term liabilities and deferred credits in the Consolidated Balance Sheets.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AT&T Corp.



                                  By:  M. J. Wasser
                                       Vice President - Law and Secretary

March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                  #
                                               #
   C. Michael Armstrong      Chairman          #
                             of the Board and  #
                             Chief Executive   #
                             Officer           #
                                               #
   John Zeglis               President and     #
                             Director          #
                                               #
Principal Financial Officer:                   #
                                               #
   Daniel E. Somers          Senior Executive  #
                             Vice President and#
                             Chief Financial   #
                             Officer           #
                                               #
Principal Accounting Officer:                  #
                                               #
   Maureen B. Tart           Vice President    ##    By M. J. Wasser
                             and Controller    #     (attorney-in-fact)*
                                               #
Directors:                                     #
                                               #     March 26, 1998
   Kenneth T. Derr                             #
   M. Kathryn Eickhoff                         #
   Walter Y. Elisha                            #
   George M. C. Fisher                         #
   Donald V. Fites                             #
   Ralph S. Larsen                             #
   Donald F. McHenry                           #
   Michael I. Sovern                           #
   Thomas H. Wyman                             #

                                  Exhibit Index

       Exhibit
       Number:

         (3)b By-Laws of the registrant, as amended January 15, 1997 (Exhibit (3)b to Form 10-K for 1996,
                           File No. 1-1105).

         (4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         (10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(i)1 to Form 10-K for 1996, File No. 1-1105).

         (10)(i)2          Form of  Distribution Agreement, dated as of November
                           20,  1996,  by   and  between   AT&T  Corp. and   NCR
                           Corporation  (Exhibit (10)(i)2 to Form 10-K for
                           1996, File No. 1-1105).

         (10)(i)3 Tax Sharing Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).

         (10)(i)4          Employee Benefits Agreement by and between AT&T Corp.
                           and Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(i)4 to Form 10-K for 1996, File
                           No. 1-1105).

         (10)(i)5          Form of  Employee  Benefits  Agreement, dated  as  of
                           November 20, 1996,   between   AT&T   Corp. and   NCR
                           Corporation  (Exhibit (10)(i)5 to Form 10-K for
                           1996, File No. 1-1105).

         (10)(ii)(B)1 General Purchase Agreement between AT&T Corp. and Lucent Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit (10)(ii)(B)1 to Form 10-K for 1996, File No. 1-1105).

         (10)(ii)(B)2 Form of Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit (10)(ii)(B)2 to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)1     AT&T Short Term Incentive Plan as amended March, 1994
                           (Exhibit (10)(iii)(A)1  to  Form 10-K  for 1994, File
                           No. 1-1105).

         (10)(iii)(A)2     AT&T 1987  Long  Term  Incentive Program  as  amended
                           December 17, 1997.

         (10)(iii)(A)3     AT&T  Senior  Management  Individual  Life  Insurance
                           Program as  amended March 3, 1998.

         (10)(iii)(A)4     AT&T  Senior  Management  Long  Term  Disability  and
                           Survivor  Protection Plan, as  amended  and  restated
                           effective January 1,  1995 (Exhibit (10)(iii)(A)4 to
                           Form 10-K for 1996, File No. 1-1105).
                                                           .
         (10)(iii)(A)5     AT&T Senior  Management Financial  Counseling Program
                           dated  December  29,  1994 (Exhibit (10)(iii)(A)5  to
                           Form 10-K for 1994, File No. 1-1105).

         (10)(iii)(A)6     AT&T  Deferred  Compensation  Plan  for  Non-Employee
                           Directors, as amended December 15, 1993 (Exhibit (10)
                           (iii)(A)6 to Form 10-K for 1993, File No. 1-1105).

         (10)(iii)(A)7     The  AT&T Directors Individual Life Insurance Program
                           as amended March 2, 1998.

         (10)(iii)(A)8     AT&T Plan for Non-Employee Directors' Travel Accident
                           Insurance  (Exhibit (10)(iii)(A)8  to  Form 10-K  for
                           1990, File No. 1-1105).

         (10)(iii)(A)9     AT&T Excess Benefit and Compensation Plan, as amended
                           and restated effective  October 1, 1996 (Exhibit (10)
                           (iii)(A)9 to Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)10    AT&T  Non-Qualified   Pension  Plan,  as amended  and
                           restated  January 1, 1995  (Exhibit (10)(iii)(A)10 to
                           Form 10-K for 1996, File No. 1-1105).

         (10)(iii)(A)11    AT&T Senior Management Incentive Award Deferral Plan,
                           as amended December 17, 1997.

         (10)(iii)(A)12    AT&T   Mid-Career   Hire Program   revised  effective
                           January  1, 1988 (Exhibit  (10)(iii)(A)4  to Form SE,
                           dated March    25, 1988,  File No. 1-1105)  including
                           AT&T Mid-Career Pension Plan, as amended and restated
                           October 1, 1996 (Exhibit (10)(iii)(A)(12) to Form
                           10-K for 1996, File No. 1-1105).

         (10)(iii)(A)13    AT&T  1997 Long Term  Incentive  Program  as  amended
                           December 17, 1997.

         (10)(iii)(A)14    Form  of  Indemnification  Contract for  Officers and
                           Directors    (Exhibit (10)(iii)(A)6 to Form SE, dated
                           March 25, 1987, File No. 1-1105).

         (10)(iii)(A)15    Pension Plan for  AT&T Non-Employee Directors revised
                           February  20,  1989 (Exhibit (10)(iii)(A)15  to  Form
                           10-K for 1993, File  No. 1-1105).

         (10)(iii)(A)16    AT&T  Corp. Senior  Management  Basic  Life Insurance
                           Program, as amended February 27, 1998.

         (10)(iii)(A)17    Form  of  AT&T  Benefits  Protection  Trust Agreement
                           (Exhibit   (10)(iii)(A)17 to Form SE, dated March 25,
                           1992, File No. 1-1105).

         (10)(iii)(A)18    AT&T Senior Officer Severance  Plan effective October
                           9,  1997,  as  amended  October  30, 1997.

         (10)(iii)(A)19    Form  of  Pension  Agreement  between  AT&T Corp. and
                           Frank Ianna dated October 30, 1997.

         (10)(iii)(A)20    Form of Pension Agreement between AT&T Corp. and Gail
                           J. McGovern dated October 30, 1997.

         (10)(iii)(A)21    Form of Pension Agreement between AT&T Corp. and John
                           C. Petrillo dated October 30, 1997.

         (10)(iii)(A)22    Form of Pension Agreement between AT&T Corp. and John
                           Zeglis dated May 7, 1997.

         (10)(iii)(A)23    Form  of  Employment Agreement between AT&T Corp. and
                           C. Michael  Armstrong dated October 17, 1997.

         (12)              Computation of Ratio of Earnings to Fixed Charges.

         (13) Specified portions (pages 25 through 56) of the Company's Annual Report to Shareholders for the year ended December 31, 1997.

         (21)              List of subsidiaries of AT&T.

         (23)              Consent of Coopers & Lybrand L.L.P.

         (24) Powers of Attorney executed by officers and directors who signed this report.

         (27)              Financial Data Schedules.