Form 10-Q
period 1998-03-31
AT&T CORP
filed 1998-05-15
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


At April 30, 1998, 1,624,198,000 common shares were outstanding.




                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                                 1998      1997

Revenues..................................    $12,631   $12,548

Operating Expenses
Access and other interconnection..........      3,909     4,252
Network and other
 communications services..................      2,264     2,134
Depreciation and amortization ............      1,016       930
Selling, general and administrative ......      3,451     3,593
Asset impairment and restructuring charge.        601         -
Total operating expenses .................     11,241    10,909

Operating income .........................      1,390     1,639

Other income - net .......................        700       168
Interest expense .........................         48        52
Income from continuing operations
 before income taxes .....................      2,042     1,755
Provision for income taxes ...............        726       667
Income from continuing operations ........      1,316     1,088
Income from discontinued operations
 (net of taxes of $6 and $25).............         10        38
Net income ...............................    $ 1,326   $ 1,126

Weighted average common shares and
 potential common shares (millions)*......      1,639     1,628

Per common share - basic:
 Income from continuing operations .......    $  0.81   $  0.67
 Income from discontinued operations......       0.01      0.02
 Net income ..............................    $  0.82   $  0.69

Per common share - diluted:
 Income from continuing operations .......    $  0.80   $  0.67
 Income from discontinued operations......       0.01      0.02

Net income ...............................    $  0.81   $  0.69

Dividends declared per common share.......    $  0.33   $  0.33


*Amounts represent the weighted-average shares assuming dilution from the potential exercise of stock options. Amounts are reduced by 16 million and 4 million for the three month periods ended March 31, 1998, and 1997, respectively, assuming no dilution.

                 See Notes to Consolidated Financial Statements.




                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                         March 31,   December 31,
                                            1998         1997
ASSETS

Cash and cash equivalents .............. $   231      $   145

Receivables less allowances
  of $1,008 and $977
  Accounts receivable...................   8,528        8,573
  Other receivables.....................   5,116        5,684

Deferred income taxes...................   1,323        1,252

Other current assets....................     540          525

Total current assets....................  15,738       16,179

Property, plant and equipment, net
  of accumulated depreciation of
  $22,659 and $21,853 ..................  21,913       22,710

Licensing costs, net of accumulated
  amortization of $1,122 and $1,076.....   8,310        8,329

Investments.............................   3,441        3,857

Long-term receivables...................   1,776        1,794

Prepaid pension costs...................   2,259        2,156

Other assets............................   2,449        2,509

Net assets of discontinued operations...   1,019        1,101

TOTAL ASSETS............................ $56,905      $58,635

                                    (CONT'D)




                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                         March 31,  December 31,
                                            1998         1997
LIABILITIES
Accounts payable.......................  $ 5,779      $ 6,243
Payroll and benefit-related
  liabilities..........................    1,646        2,348
Debt maturing within one year..........    2,865        3,998
Dividends payable......................      538          538
Other current liabilities..............    4,563        3,815

Total current liabilities..............   15,391       16,942

Long-term debt.........................    6,293        6,826
Long-term benefit-related liabilities..    3,147        3,142
Deferred income taxes..................    5,486        5,711
Other long-term liabilities and
  deferred credits.....................    3,308        3,367

Total liabilities .....................   33,625       35,988

SHAREOWNERS' EQUITY
Common shares - par value $1 per share.    1,624        1,624
  Authorized shares: 2,000,000,000
  Outstanding shares:
  1,623,647,000 at March 31, 1998;
  1,624,213,505 at December 31, 1997
Additional paid-in capital.............   15,765       15,751
Guaranteed ESOP obligation.............      (58)         (70)
Retained earnings......................    5,957        5,380
Accumulated other comprehensive
  income...............................       (8)         (38)

Total shareowners' equity..............   23,280       22,647

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $56,905      $58,635

                 See Notes to Consolidated Financial Statements.




                                                         AT&T Form 10-Q - Part I


            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (Dollars in Millions)
                                   (Unaudited)


                                                For the Three Months Ended
                                                          March 31,
                                                   1998              1997

Common Shares
  Balance at beginning of year............... $ 1,624           $ 1,623
  Shares issued, net:
    Under employee plans.....................       -                 1
    Under shareowner plans...................       -                 -
    Other....................................       -                 -
Balance at end of period.....................   1,624             1,624

Additional Paid-In Capital
  Balance at beginning of year...............  15,751            15,697
  Shares issued(acquired), net:
    Under employee plans.....................     (45)               20
    Other....................................      59                 -
Balance at end of period.....................  15,765            15,717

Guaranteed ESOP Obligation
  Balance at beginning of year...............     (70)              (96)
  Amortization...............................      12                12
  Balance at end of period...................     (58)              (84)

Retained Earnings
  Balance at beginning of year...............   5,380             3,071
   Net income.................................  1,326  $1,326     1,126  $1,126
  Dividends declared.........................    (536)             (536)
  Treasury shares issued at less than cost...    (215)              (24)
  Other changes..............................       2                 3
Balance at end of period.....................   5,957             3,640

Accumulated Other Comprehensive Income
  Balance at beginning of year...............     (38)                -
  Other Comprehensive Income
    (net of taxes of $23 and $9) ............      30      30       (30)    (30)
  Total Comprehensive Income.................          $1,356            $1,096
Balance at end of period.....................      (8)              (30)

Total Shareowners' Equity.................... $23,280           $20,867

                  See Notes to Consolidated Financial Statements.




                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                For the Three Months Ended
                                                          March 31,
                                                  1998              1997
Operating Activities
Net income ..............................      $ 1,326           $ 1,126
Deduct: Income from discontinued
     operations .........................           10                38

Income from continuing operations .......        1,316             1,088
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Asset impairment and restructuring
     charge..............................          601                 -
   Gains on sales........................         (667)              (97)
   Depreciation and amortization.........        1,016               930
   Provision for uncollectibles..........          355               430
   Increase in accounts receivable.......         (368)              (42)
   Decrease in accounts payable..........          (41)             (204)
   Net increase in other operating
     assets and liabilities..............          (65)             (468)
   Other adjustments for noncash
     items - net.........................         (320)             (105)

Net cash provided by operating
  activities of continuing operations....        1,827             1,532

Investing Activities
  Capital expenditures...................       (1,439)           (1,380)
  Proceeds from sale or disposal of
    property, plant and equipment........           23                30
  Decrease in other receivables..........          661               659
  Acquisitions of licenses...............          (26)              (54)
  Net decrease(increase) in investments..          769              (135)
  Proceeds from dispositions.............          642               586
  Other investing activities - net.......          (26)              (20)

Net cash provided by(used in) investing
  activities of continuing operations....          604              (314)

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                For the Three Months Ended
                                                          March 31,
                                                  1998              1997

Financing Activities
  Retirements of long-term debt..........          (29)              (32)
  Acquisition of common shares - net.....         (262)               (4)
  Dividends paid.........................         (536)             (535)
  Decrease in short-term
    borrowings - net.....................       (1,627)             (531)
  Other financing activities - net.......           17                28
Net cash used in financing activities
  of continuing operations...............       (2,437)           (1,074)

Net cash provided by
  discontinued operations................           92                54

Net increase in cash and
  cash equivalents.......................           86               198

Cash and cash equivalents
  at beginning of year...................          145                 -

Cash and cash equivalents
  at end of period.......................      $   231           $   198



                 See Notes to Consolidated Financial Statements.



                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1997 Annual Report to Shareowners, and Form 10-K for the year ended December 31, 1997.

(b)           ASSET IMPAIRMENT AND RESTRUCTURING CHARGE
              During the first quarter AT&T recorded a pre-tax charge of $601 related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The pre-tax charge includes a $543 write-down of software, $42 primarily related to equipment associated with the software platform and $16 for the termination of certain contracts. The impact on net income was $371, or $0.23 per share.

              The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term. The current pricing structure established by the local exchange carriers makes it impossible for TSR to be a profitable option.

              AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the acquisition of Teleport Communications Group, Inc. (TCG). These reviews may result in an additional charge in 1998.

(c)           DISCONTINUED OPERATIONS
              Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) the consolidated financial statements of AT&T reflect the dispositions of AT&T's submarine systems business (SSI), which was sold to Tyco International Ltd. on July 1, 1997 for approximately $850, and the sale of AT&T Universal Card Services, Inc. (UCS) which was sold to Citibank on April 2, 1998 for approximately $3.5 billion as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of SSI and UCS have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."


                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

              Summarized financial information for the discontinued operations is as follows:

                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                              1998          1997

         Revenues                           $  365        $  545
         Income before
           income taxes                         16            63
         Net income                         $   10        $   38

                                          At March   At December
                                          31, 1998      31, 1997

         Current assets                     $6,989        $7,734
         Total assets                        7,060         7,808
         Current liabilities*                4,952         5,602
         Total liabilities*                  6,041         6,707
         Net assets of discontinued
           operations                       $1,019        $1,101

         *Current liabilities include $4,583 and $5,224 of debt maturing within one year and total liabilities include an additional $1,075 and $1,093 of long-term debt at March 31, 1998, and December 31, 1997, respectively, all of which is payable to AT&T.

         No interest expense was allocated to discontinued operations for the three month periods ended March 31, 1998 and 1997, respectively, due to the immateriality of the amounts; however, UCS recorded direct interest expense of $85 and $72 for the three month periods ended March 31, 1998, and 1997, respectively.

(d)      ASSET DISPOSITIONS
         On March 3, 1998, AT&T sold all of its 45% common share interest in LIN Television Corporation (LIN-TV) for $742 to Hicks, Muse, Tate and Furst Incorporated. The Company recognized a pre-tax gain of $317 in the first quarter of 1998. Also on March 3, 1998, AT&T sold AT&T Solutions Customer Care to MATRIXX Marketing Inc., a teleservices unit of Cincinnati Bell for approximately $625 in cash. AT&T recognized a pre-tax gain of $350 in the first quarter of 1998 on the sale. These gains totaled $0.26 per share.

         On April 2, 1998, AT&T sold UCS for approximately $3.5 billion to Citibank. Included in the sale was the signing of a co-branding and joint marketing agreement. In addition, we received $5.7 billion as settlement of receivables from UCS.

(e)      TELEPORT COMMUNICATIONS GROUP, INC. MERGER
         On January 8, 1998, AT&T signed a definitive merger agreement with TCG for an all-stock transaction. Under the agreement each TCG share will be exchanged for .943 of an AT&T share. The merger is subject to regulatory approvals and certain other conditions as well as the receipt of opinions that the merger will be tax-free to TCG shareowners. The transaction is expected to close in the second half of 1998. We expect to issue approximately 190 million shares.



                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(f)           RECLASSIFICATION
              We have reclassified certain prior period amounts to conform with our current presentation. Customer disputes, unbillable messages and fraud are now being accounted for as contra-revenue versus previous periods where they were being charged to expense.

(g)           NEW ACCOUNTING PRONOUNCEMENT
              In the first quarter of 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. AT&T has elected to display comprehensive income as a component of the Statement of Changes in Shareowners' Equity. In addition, the equity section of the balance sheet has been reclassified to conform with this standard.

(h)           SUBSEQUENT EVENT
              On April 13, 1998, AT&T experienced a problem with its frame relay network. The problem arose in a single switch and in a rare series and set of events. It began when a computer command was issued to upgrade a circuit card in that switch with new firmware. This created a faulty communications path, at about the same time that the operating software in the switch generated a large volume of administrative messages, which were then sent out to other switches on the network. As a result, the other switches quickly became overloaded and stopped routing data from customer's applications for periods ranging from six to 26 hours before the network was fully restored. The frame relay problem is not expected to have a material impact on AT&T's consolidated results of operations.



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30) the consolidated financial statements of AT&T reflect the dispositions of AT&T's submarine systems business (SSI), which was sold to Tyco International Ltd. on July 1, 1997, and the sale of Universal Card Services, Inc. (UCS) which was sold to Citibank on April 2, 1998, as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of SSI and UCS have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash used in discontinued operations."

The discussion and analysis of AT&T's results of operations is discussed for consolidated AT&T, as well as by business segment: business services, consumer services, wireless services and other and corporate. Supplemental information is also included for local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures. Earnings before interest and taxes, including other income (EBIT), total assets and other related information is discussed for the consolidated results of AT&T and by business segment.



                                              Three months
                                                  ended
                                                March 31,         Change
$ in millions                                 1998     1997     $       %
Total revenues.............................$12,631  $12,548  $  83     0.7%

OTHER INCOME STATEMENT ITEMS
Operating income...........................  1,390    1,639   (249)  (15.2)%
Operating margin...........................   11.0%    13.1%
Operating income, adjusted for charges
  and reserve reversal*....................  1,991    1,699    292    17.2%
Operating margin, adjusted for charges
  and reserve reversal*....................   15.8%    13.5%

EBIT.......................................  2,090    1,807    283    15.7%
EBIT, adjusted for gains, charges
  and reserve reversal*....................  2,024    1,770    254    14.4%
EBITDA.....................................  3,121    2,753    368    13.3%
EBITDA, adjusted for gains, charges
  and reserve reversal*....................  3,055    2,636    419    15.9%

Diluted earnings per share,
  continuing operations....................   0.80     0.67   0.13    19.4%
Diluted earnings per share,
  continuing operations, adjusted for
  gains, charges and reserve reversal*.....$  0.77  $  0.65  $0.12    18.5%



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       * Operating income for the first quarter of 1998 contained a $601 million asset impairment and restructuring charge, with an after-tax earnings per share impact of $0.23 per share. This charge was the result of AT&T's decision not to pursue Total Service Resale (TSR) as a local service strategy. Along with the $601 million asset impairment and restructuring charge, EBIT for the first quarter of 1998 also included gains on the sales of LIN Television Corporation (LIN-TV) and AT&T Solutions Customer Care. On March 3, 1998, AT&T sold all of its 45% common share interest in LIN-TV for $742 million to Hicks, Muse, Tate and Furst Incorporated. The Company recognized a pre-tax gain of $317 million in the first quarter of 1998. Also on March 3, 1998, AT&T sold AT&T Solutions Customer Care to MATRIXX Marketing Inc., a teleservices unit of Cincinnati Bell for $625 million in cash. AT&T recognized a pre-tax gain of $350 million in the first quarter of 1998 on the sale. After taxes, these two gains totaled $0.26 per share.

       * Operating income for the first quarter of 1997 contained a $160 million charge, or $0.06 per share, for exiting the two-way messaging business and a $100 million benefit, or $0.04 per share, from the reversal of pre-1995 restructuring charges. In addition, EBIT also included a $97 million pre-tax gain, or $0.04 per share after-tax, on the sale of AT&T Skynet Satellite Services (Skynet).

Revenues from continuing operations increased $83 million, or 0.7%, in the first quarter of 1998 compared to the first quarter of 1997. Long-distance services revenue decreased 0.8% compared to the first quarter of 1997, while calling volumes increased 4.9%.

Operating income, adjusted for the charges and reserve reversal, increased $292 million, or 17.2%, to $1,991 million. Operating margin, adjusted, showed improvement of 2.3 percentage points. EBIT, adjusted, increased 14.4% to $2,024 million from $1,770 million in the year ago quarter. The quarter over quarter increases in both adjusted operating income and adjusted EBIT were primarily due to lower access and other interconnection expenses and selling, general and administrative expenses partially offset by higher depreciation and amortization expenses and network and other communications expenses.

Earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted, increased 15.9% to $3,055 million for the three months ended March 31, 1998, from $2,636 million for the first quarter of 1997. The increase in adjusted EBITDA was primarily due to lower access and other interconnection expenses and selling, general and administrative expenses partially offset by higher network and other communications services expenses.

Earnings per share, on an adjusted basis, was $0.77 an increase of $0.12, or 18.5%, compared to the first quarter 1997 adjusted earnings per share of $0.65.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                                              Three months
                                                  ended
                                                March 31,         Change
$ in millions                                 1998     1997     $       %

REVENUES
Business services..........................$ 5,673  $ 5,428  $ 245     4.5%
Consumer services..........................  5,628    5,928   (300)   (5.1)%
Wireless services..........................  1,113    1,040     73     7.0%
Other and corporate........................    557      460     97    21.1%
Eliminations...............................   (340)    (308)   (32)   10.3%
Total revenues.............................$12,631  $12,548  $  83     0.7%


REVENUES
Revenues from continuing operations increased $83 million, or 0.7%, in the first quarter of 1998 compared to the first quarter of 1997. Revenue growth for business services, other and corporate and wireless services was partially offset by a decline in revenue from consumer services. Long-distance revenue was down 0.8% as calling volumes increased 4.9%. The gap between revenue and volume growth improved to negative 5.7% in the first quarter of 1998 from the fourth quarter of 1997 as pricing in business services firmed and free minutes, which continue to be used as a customer incentive, no longer affected year-over-year revenue growth for consumer services.

OPERATING EXPENSES
Access and other interconnection expenses for the first quarter of 1998 decreased $343 million, or 8.1%, from the first quarter of 1997. The decline relates primarily to a reduction in other interconnection expenses resulting primarily from lower international settlement rates, and a reduction in access charges due to a reduction in per minute access expenses and AT&T's continuing efforts to manage these costs. Reductions in per-minute access expenses were partially offset by Primary Interexchange Carrier Charges (PICC), AT&T's contribution to the Universal Service Fund (USF), and volume increases. Access and other interconnection expenses as a percentage of long-distance services revenues were 34.7% for the first quarter of 1998 and 37.5% for the first quarter of 1997.



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Network and other communications services expenses increased $130 million, or 6.1%, for the first quarter of 1998 compared with the first quarter of 1997. The increase is primarily due to costs associated with compensation to payphone operators as well as higher costs related to increasing data traffic on the AT&T network and wireless equipment sales. Recovery of the 28.4 cents-per-call payphone charge is built into interstate pricing for business customers and is collected from calling card users as a surcharge on customer bills. The first quarter 1997 reversal of the non-recurring pre-1995 restructuring charges also contributed to the increase, while the first quarter 1997 charge for the closing of the two-way messaging business and a significant decline in uncollectibles in the current period partially offset the increases.

Depreciation and amortization expenses for the first quarter of 1998 increased $86 million, or 9.2%, from the first quarter of 1997. Excluding the $80 million impact of charges to exit the two-way messaging business in the first quarter of 1997, depreciation expense increased $166 million, or 19.5%. The increase was primarily driven by higher levels of capital expenditures.

Selling, general and administrative (SG&A) expenses decreased $142 million, or 3.9%, in the first quarter of 1998 compared with the first quarter of 1997. SG&A as a percentage of total revenues decreased to 27.3% for the first quarter of 1998 from 28.6% in the first quarter of 1997. The reduced level of expenses reflects AT&T's efforts to achieve a best-in-class cost structure, including the removal of $1.6 billion in SG&A expense from the business in 1998 and a 22% SG&A as a percentage of revenues ratio by the end of 1999. Cost savings were achieved in a number of areas across the business in the first quarter: a decline in costs associated with direct mail and telemarketing to consumers; lower marketing and sales costs in business services, achieved largely through consolidation of functions and reductions of support staff headcount; and a reduction in corporate staff. These decreases were partially offset by increased expenses for new wireless services businesses.

On January 26, 1998, we announced a plan to reduce headcount by 15,000 to 18,000 as part of the Company's overall cost reduction program. The Company originally expected to generate 10,000 to 11,000 of these reductions from the voluntary force reduction offer that is being offered to eligible employees in the second quarter. Early indications suggest that the original estimate of 10,000 to 11,000 is too low but a revised estimate is not available at this time. Employees are expected to leave the payroll in stages throughout the remainder of 1998, with a significant portion exiting the business by June 30. Another 5,000 to 7,000 employees will leave through a combination of managed attrition and previously announced workforce reductions. Of the 5,000 to 7,000 employees, approximately 4,500 had left the business as of March 31, 1998.

AT&T has established processes for evaluating and managing the risks and costs associated with preparing our systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of our systems and applications. The Company incurred $33 million in expense for the year 2000 in the first quarter of 1998. We expect the cost of this project to be approximately $350 million in 1998. Slightly more than half of these costs represent internal information technology resources that have been redeployed from other projects and are expected to return to these projects upon completion. We plan on having substantially all modifications completed by the end of 1998, leaving a full year for testing. We are still assessing the impact to us, if any, in 1999.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the first quarter AT&T recorded a pre-tax charge of $601 million related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The pre-tax charge includes a $543 million write-down of software, $42 million primarily related to equipment associated with the software platform and $16 million for the termination of certain contracts. The impact on net income was $371 million, or $0.23 per share. The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term. The current pricing structure established by the local exchange carriers makes it impossible for TSR to be a profitable option.

AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the acquisition of Teleport Communications Group, Inc. (TCG). These reviews may result in an additional charge in 1998.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME STATEMENT ITEMS
Other income-net increased $532 million, or 318.3%, for the first quarter of 1998 compared with the first quarter of 1997 due primarily to the pre-tax gains on the sales of AT&T Solutions Customer Care of $350 million and LIN-TV of $317 million in the first quarter of 1998, partially offset by the pre-tax gain on the sale of Skynet of $97 million in the first quarter of 1997. The 1998 gains totaled $0.26 per share and the 1997 gain was $0.04 per share.

Interest expense decreased 6.4% to $48 million for the first quarter of 1998 from $52 million for the same period last year.

The provision for income taxes for the first quarter of 1998 increased $59 million, or 8.9%, compared with the first quarter of 1997. The increase was due to an increase in income before taxes, partially offset by a lower effective tax rate. The effective tax rate for the first quarter of 1998 was 35.6%,a decrease of 240 basis points from the first quarter 1997 rate of 38.0%. The decrease in the effective tax rate was primarily the result of foreign legal entity restructurings.

Income from discontinued operations decreased $28 million for the first quarter of 1998 compared with the first quarter of 1997. For the three month period ended March 31, 1998, the results from discontinued operations included the results of UCS. The three month period ended March 31, 1997, included SSI and UCS. The dispositions of SSI and UCS were successfully completed on July 1, 1997, and April 2, 1998, respectively.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SEGMENT RESULTS
AT&T's results are segmented according to the Company's primary lines of business: business services, consumer services, and wireless services. A fourth segment, identified as other and corporate, includes the results of AT&T Solutions, international operations and ventures, on-line services such as AT&T WorldNet Internet access, and various other items. The results of these four segments plus the impact of the elimination of internal business sum to AT&T's total results. The following is a discussion of each of these segments, as well as supplemental information on local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures.

Total assets by segment include all assets, except for interentity receivables, for each segment except for deferred taxes, prepaid pension assets and corporate-owned or leased real estate which are held at the corporate level. Shared network assets are allocated to the segments based on the prior three years' volumes and are reallocated each January.

BUSINESS SERVICES
Business services results reflect sales of long-distance services (domestic and international, inbound and outbound, inter- and intraLATA toll services, calling card and operator-handled services, data services, messaging and other network enabled services), local services and web hosting and other electronic commerce services.

                                           Three months
                                               ended
                                             March 31,           Change
$ in millions                           1998          1997      $      %
Revenue..............................$ 5,673       $ 5,428    $245    4.5%

EBIT.................................  1,206         1,193      13    1.1%
EBIT excluding gain on Skynet........  1,206         1,096     110   10.0%
EBITDA...............................  1,694         1,604      90    5.6%
EBITDA excluding gain on Skynet......  1,694         1,507     187   12.4%

OTHER ITEMS
Capital additions....................$   711       $   489    $222   45.5%

                                   At March 31,  At Dec. 31,
                                        1998          1997
Total assets.........................$15,391       $15,030


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUE
Business services revenue for the first quarter of 1998 increased $245 million, or 4.5%, compared with the first quarter of 1997, driven primarily by strong growth in revenue from data services. Data services revenue grew in the low-double-digits for the quarter, with frame relay service growing in excess of 100%. Revenue from private line data services continued to grow at a high-single-digit rate. Adjusted for the sales of Skynet and Tridom, which continue to impact the first quarter's growth rate, data services revenue grew in the mid-teens for the quarter, while total business services revenue grew 5.3%.

Business long-distance services revenue, which includes data revenue, grew 4.4% in the first quarter, or 5.2% adjusted for the sales of Skynet and Tridom. Data revenue was approximately 25% of business long-distance revenue for this quarter, up from a year ago. Revenue from voice services continued to be pressured by price competition, particularly on inbound services, and by substitution of alternate services such as wireless for higher priced services such as calling cards. Price reductions made in anticipation of access rate reductions also impacted revenue growth, though they were partially offset by the flow through of USF/PICC charges to customers. Long-distance calling volumes grew in the low-double-digits for the quarter, driven by double-digit growth in inbound services. Volume grew at a slower rate than in recent quarters primarily as a result of very strong growth a year ago resulting from contract renegotiations as well as additional volume of governmental traffic under the FTS 2000 contract.

On April 13, 1998, AT&T experienced a problem with its frame relay network. The problem arose in a single switch and in a rare series and set of events. It began when a computer command was issued to upgrade a circuit card in that switch with new firmware. This created a faulty communications path, at about the same time that the operating software in the switch generated a large volume of administrative messages, which were then sent out to other switches on the network. As a result, the other switches quickly became overloaded and stopped routing data from customer's applications for periods ranging from six to 26 hours before the network was fully restored. The frame relay problem is not expected to have a material impact on AT&T's consolidated results of operations.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


EBIT/EBITDA
EBIT, adjusted for the sale of Skynet, increased 10.0% to $1,206 million in the first quarter of 1998, from $1,096 million in the first quarter of 1997. EBITDA, adjusted, increased 12.4% to $1,694 million for the three months ended March 31, 1998 from $1,507 million for the first quarter of 1997. Higher levels of depreciation due to AT&T's investment in data networks and deploying Synchronous Optical Network (SONET) technology accounted for the slower rate of EBIT growth as compared to EBITDA.

OTHER ITEMS
Capital additions increased $222 million to $711 million, or 45.5%, for the three month period ended March 31, 1998, compared with the first quarter of 1997. Capital additions in the first quarter of 1998 related primarily to investment in data networks, AT&T's SONET program and the AT&T Digital Link product for local services.

Total assets increased to $15,391 million at March 31, 1998 from $15,030 million at December 31, 1997. The increase was primarily due to 1998 capital expenditures and the reallocation of shared network assets, partially offset by current year depreciation.


CONSUMER SERVICES
Consumer services results reflect sales of long-distance services (including domestic and international, inter- and intraLATA toll services, calling card and operator handled calling, and prepaid calling cards) and local service to residential customers.

                                           Three months
                                               ended
                                             March 31,          Change
$ in millions                          1998           1997      $       %
Revenue..............................$5,628         $5,928   $(300)   (5.1)%

EBIT................................. 1,324          1,184     140    11.8%
EBITDA............................... 1,498          1,358     140    10.3%

OTHER ITEMS
Capital additions....................$   76         $  167   $ (91)  (54.8)%

                                   At March 31,   At Dec. 31,
                                       1998           1997
Total assets.........................$7,031         $7,923


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUE
Consumer services revenue for the three months ended March 31, 1998, decreased $300 million, or 5.1%, compared with the three months ended March 31, 1997. Consumer long-distance services revenue declined 5.5% on a slight decline in calling volumes. The decline was due in part to access rate reductions implemented in July 1997, which enabled AT&T to lower basic rates and move many customers to more favorable optional calling plans. The controlled migration of customers to optional calling plans is a key part of AT&T's strategy to retain profitable customers. In addition, the reduction in revenue reflects the continuation of AT&T's high value targeting strategy, implemented in the second half of 1997, under which AT&T stopped targeting non-profitable customers for acquisition. These changes continue to have an impact on revenue and volume growth, but contribute to improved profitability and customer retention. Competition in the residential long-distance market, as well as substitution away from higher priced services, such as calling cards, toward wireless services, also contributed to the lower revenue and volume growth rates. Higher IntraLATA revenue and volume, which has resulted from AT&T's aggressive localized marketing efforts in areas where presubscription is available, partially offset these revenue and volume effects.

Competitive pressures from traditional and non-traditional sources such as smaller telecommunications companies, non-RBOC local exchange carriers and dial-around companies continued to impact growth in the first quarter of 1998 and are expected to continue to impact growth throughout 1998.

EBIT/EBITDA
EBIT was $1,324 million in the first quarter of 1998, an increase of 11.8% from $1,184 million in the first quarter of 1997. EBITDA increased 10.3% to $1,498 million for the three months ended March 31, 1998 from $1,358 million for the first quarter of 1997. The increase in both EBIT and EBITDA was primarily due to lower SG&A expenses. SG&A expense decreases are a result of AT&T's plan to target and retain the most profitable customers. SG&A reductions include significantly lower marketing and sales expenses as a result of better targeting and efficiency gains in customer acquisition efforts. AT&T has also increased its use of alternative distribution channels, including One Rate On-line. Additionally, AT&T has focused it customer retention techniques through data base mining and consolidation of marketing messages. As a result, spending on telemarketing and direct mail declined for the quarter compared to the first quarter of 1997.

OTHER ITEMS
Capital additions decreased $91 million, or 54.8%, to $76 million for the three month period ended March 31, 1998, from $167 million in the first quarter of 1997.

Total assets decreased to $7,031 million at March 31, 1998, from $7,923 million at December 31, 1997. The decrease is due primarily to the January reallocation of shared network assets.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


WIRELESS SERVICES
Wireless services results include sales of wireless services and products to customers in 850 MHz cellular markets and 1.9 GHz markets. Also included are the results of the messaging, aviation communications, and wireless data divisions, as well as the costs associated with the development of fixed wireless technology. The impact of the new 1.9 GHz markets, wireless data, two-way messaging and fixed wireless development are discussed as "new wireless services businesses"; all other wireless results are reflected as "core" businesses.

                                            Three months
                                                ended
                                              March 31,          Change
$ in millions                           1998          1997     $       %
Revenue..............................$ 1,113       $ 1,040   $  73    7.0%

EBIT.................................     (2)          (31)     29   94.0%
EBIT excluding two-way messaging
  charge.............................     (2)          129    (131)(101.4)%
EBITDA...............................    251           246       5    2.2%
EBITDA excluding two-way messaging
  charge.............................    251           326     (75) (22.9)%

OTHER ITEMS
Capital additions....................$   168       $   329   $(161) (49.1)%

                                   At March 31,   At Dec. 31,
                                        1998          1997
Total assets.........................$18,277       $18,540



REVENUE
Wireless services revenue grew $73 million, or 7.0%, in the first quarter of 1998 compared with the first quarter of 1997, driven by growth in both core and new wireless services businesses. Core revenue increased 4.3% to $1,083 million, while revenue from new wireless services businesses was $30 million for the quarter compared to $2 million for the same period last year. Consolidated subscribers, those markets in which AT&T owns a controlling interest, increased 16.9% to 6.159 million from 5.270 million in the prior year first quarter. Consolidated subscribers include well over 100,000 users in AT&T's ten emerging
1.9 GHz markets. Net subscriber adds decreased 22.6% in the first quarter to 195,000 from 251,000 in the prior year first quarter.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 15.3% to 8.371 million at March 31, 1998, from
7.261 million at March 31, 1997. At March 31, 1998, there were 1.329 million messaging subscribers compared to 1.185 million, or a 12.2% increase, compared to a year ago.

Average revenue per cellular subscriber continued to decline to $50 per subscriber in the first quarter of 1998, or 10.2%, compared with $56 in the first quarter of 1997. This decline reflects the competitive environment in the industry and AT&T's strategic decision to adjust prices on many of it's high end rate plans as a customer retention tool. Average revenue per cellular subscriber is expected to be essentially flat throughout 1998.

AT&T has acted aggressively to convert the wireless subscriber base from analog to digital service. This conversion contributes to higher costs in the short-term, but is expected to contribute to lower customer churn. As of March 31, 1998, approximately 35% of AT&T's consolidated subscribers were on digital plans compared to approximately 20% a year ago.

AT&T continues to find ways to grow its wireless services business. In the second quarter AT&T announced AT&T Digital One-Rate, the first one-rate national wireless service price plan.

EBIT/EBITDA
EBIT was negative $2 million in the first quarter of 1998, a decrease of $131 million, or 101.4%, from $129 million in the first quarter of 1997 after adjusting for the first quarter 1997 two-way messaging charge. The decrease was due primarily to higher losses for new wireless services businesses in the current year compared to the prior year first quarter. Adjusted EBIT for new wireless services businesses was negative $156 million in the first quarter of 1998, compared to negative $45 million in the first quarter of 1997. Core EBIT was $154 million in the first quarter of 1998, compared to $174 million for the same period last year.

EBITDA was $251 million in the first quarter of 1998, a decrease of $75 million, or 22.9%, from $326 million in the first quarter of 1997 after adjusting for the first quarter 1997 two-way messaging charge. Core EBITDA was $363 million in the first quarter, compared to $360 million for the same period last year. Adjusted EBITDA for new wireless services businesses was negative $112 million in the first quarter of 1998, compared to negative $34 million in the first quarter of 1997.

OTHER ITEMS
Capital additions decreased $161 million to $168 million for the three month period ended March 31, 1998, compared with $329 million for the first quarter of 1997. Capital spending in 1998 was directed primarily at expanding coverage in new and traditional markets.

Total assets were $18,277 million at March 31, 1998, and $18,540 million at December 31, 1997.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW WIRELESS SERVICES BUSINESSES

                                           Three months
                                               ended
                                             March 31,           Change
$ in millions                          1998           1997      $       %
Revenue..............................$   30         $    2   $  28     NMF

EBIT.................................  (156)          (205)     49    23.7%
EBIT excluding two-way charge........  (156)           (45)   (111) (248.2)%
EBITDA...............................  (112)          (114)      2     1.7%
EBITDA excluding two-way charge......  (112)           (34)    (78) (228.6)%

OTHER ITEMS
Capital additions....................$   82         $  168   $ (86)  (51.5)%

                                   At March 31,   At Dec. 31,
                                       1998           1997
Total assets.........................$4,457         $4,417


OTHER AND CORPORATE
Other and corporate includes AT&T Solutions, international operations and ventures, on-line services such as AT&T WorldNet, other businesses, and corporate operations.

                                            Three months
                                                ended
                                              March 31,          Change
$ in millions                           1998          1997      $      %
Revenue..............................$   557         $ 460   $  97    21.1%

EBIT.................................   (435)         (538)    103    19.3%
EBIT excluding one-time gains,
  charges and reserve reversal.......   (501)         (638)    137    21.5%
EBITDA...............................   (319)         (454)    135    29.7%
EBITDA excluding one-time gains,
  charges and reserve reversal.......$  (385)        $(554)   $169    30.5%

REVENUE
In the first quarter of 1998, other and corporate revenue increased $97 million, or 21.1%, from the first quarter of 1997. The revenue growth in the first quarter was primarily due to increased revenue from AT&T Solutions, AT&T WorldNet and international operations and ventures, partially offset by AT&T Solutions Customer Care, which was sold on March 3, 1998.

EBIT/EBITDA
Excluding the 1998 gains and charges and the 1997 reserve reversal, EBIT and EBITDA improved 21.5% and 30.5%, respectively, over the first quarter of 1997. Adjusted EBIT improved by 21.5% as a result of improvements at AT&T Solutions, international operations and ventures, and AT&T WorldNet as well as a reduction in corporate staff. Adjusted EBITDA improved 30.5% as a result of improvements at international operations and ventures, and AT&T WorldNet as well as a reduction in corporate staff.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ELIMINATIONS
Eliminations reflects the elimination of revenue and profit generated by the sale of services between business segments. Revenue eliminations in the quarter were negative $340 million, while EBIT and EBITDA were both negative $3 million.

SUPPLEMENTAL DISCLOSURES

LOCAL SERVICES
Local services for business and residential customers are included as part of AT&T's business services and consumer services segments. Also included within local are the costs associated with corporate staff dedicated to AT&T's local services effort. (These costs are reported as part of other and corporate.)

                                           Three months
                                               ended
                                             March 31,          Change
$ in millions                          1998           1997     $       %
Revenue..............................$   37         $    4  $  33    779.3%

EBIT.................................  (805)          (138)  (667)  (483.9)%
EBIT excluding asset impairment
  and restructuring charge...........  (204)          (138)   (66)   (48.1)%
EBITDA...............................  (781)          (128)  (653)  (512.9)%
EBITDA excluding asset impairment
  and restructuring charge...........  (180)          (128)   (52)   (41.4)%

OTHER ITEMS
Capital additions....................$  140         $   64  $  76    119.9%

                                   At March 31,   At Dec. 31,
                                       1998           1997
Total assets.........................$1,186         $1,637

REVENUE
In the first quarter of 1998, revenue increased to $37 million, up from $4 million in the first quarter of 1997. Revenue consists primarily of services sold to residential customers on a TSR basis and AT&T Digital Link (ADL) service for business customers. Growth for total local services in the first quarter was primarily due to increased revenue from an increased customer base. AT&T currently offers ADL as an outbound local calling service in 49 states, and as an outbound and inbound service in 4 states. Local number portability, which is key to the provisioning of competitive local exchange services, continues to be an obstacle to AT&T's progress in offering fully functional business local service. AT&T's pending merger with TCG is designed to accelerate the Company's penetration on the business local exchange market.

AT&T continues to provide local service on a TSR basis to approximately 400,000 residential customers. However, the Company has discontinued marketing TSR because the current pricing structure established by the local exchange carriers makes it impossible for TSR to be a profitable option. AT&T continues to seek alternative methods of providing local service to residential customers. During the first quarter AT&T recorded a pre-tax charge of $601 million related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. AT&T continues its financial and operational review of the


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

various alternatives for entering the local market, including the impacts associated with the acquisition of TCG. These reviews may result in an additional charge in 1998.

EBIT/EBITDA
EBIT, adjusted for the asset impairment and restructuring charge, was negative $204 million in the first quarter of 1998, a decrease of 48.1% from negative $138 million in the first quarter of 1997. EBITDA, adjusted, decreased 41.4% to negative $180 million for the three months ended March 31, 1998 from negative $128 million for the first quarter of 1997. These decreases were primarily due to higher costs associated with growth in ADL and TSR. Losses related to residential local services are expected to decline as the Company further limits its TSR activities.

OTHER ITEMS
Capital additions were $140 million in the first quarter of 1998, compared to $64 million in the same period last year. Capital spending for local services are primarily related to AT&T Digital Link and other facilities-based local service options.

Total assets were $1,186 million at March 31, 1998, compared to $1,637 million at December 31, 1997. The decrease is due primarily to the write-down of software associated with the asset impairment and restructuring charge.


NEW WIRELESS SERVICES BUSINESSES
Information related to AT&T's new wireless services businesses is included in the wireless services' segment discussion.


AT&T SOLUTIONS
AT&T Solutions is comprised of AT&T's outsourcing, network integration and consulting and multi-media call center businesses. The results of AT&T Solutions are included in other and corporate.

                                           Three months
                                               ended
                                             March 31,            Change
$ in millions                          1998           1997      $      %
Revenue..............................$  218         $  156    $ 62    39.3%

EBIT.................................   (12)           (53)     41    77.6%
EBITDA...............................    21            (16)     37   229.2%

OTHER ITEMS
Capital additions....................$   20         $   17    $  3    16.3%

                                   At March 31,   At Dec. 31,
                                       1998          1997
Total assets.........................$  546        $  576

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVENUE
Revenue grew 39.3% to $218 million in the first quarter of 1998 compared with revenue of $156 million in the first quarter of 1997. Revenue growth is due primarily to the outsourcing business. Outsourcing revenue is expected to realize strong growth in 1998 as we continue to win new business contracts such as Citicorp and McGraw Hill. These contracts are valued at about $1 billion and were signed in the first quarter of 1998. Including these first quarter wins, AT&T Solutions currently has a backlog of more than $3 billion under contract with clients such as United Healthcare, Textron, J.P. Morgan, Merrill Lynch and MasterCard International.

Although  not included  within  revenue,  AT&T  Solution's  also manages  AT&T's internal network infrastructure, an operation that provides information technology (IT) services. This operation generated $386 million in internal billing.

EBIT/EBITDA
EBIT was negative $12 million in the first quarter of 1998, an improvement of 77.6% from negative $53 million in the first quarter of 1997. EBITDA was $21 million for the three months ended March 31, 1998 up from negative $16 million for the first quarter of 1997. Included in AT&T Solutions' results is the impact of the realignment of certain start-up network management operations into the outsourcing business of AT&T Solutions. The increase in both EBIT and EBITDA is due to revenue growth and lower SG&A expenses. AT&T Solutions remains on target to turn profitable by the end of 1998.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER ITEMS
Capital additions were $20 million for the three month period ended March 31, 1998, compared to $17 million in the first quarter of 1997. Approximately 50% of capital additions in the first quarter of 1998 were related to servicing the internal network infrastructure of AT&T.

Total assets were $546 million at March 31, 1998, compared to $576 million at December 31, 1997. Approximately 53% of total assets in the first quarter of 1998 were related to servicing the internal network infrastructure of AT&T.



WORLDNET AND OTHER ON-LINE SERVICES
WorldNet and other on-line services includes AT&T WorldNet Internet access service for residential and business consumers (included in other and corporate) as well as web site hosting and other electronic commerce services (included in business services).

                                           Three months
                                               ended
                                             March 31,           Change
$ in millions                          1998           1997      $       %
Revenue..............................$   79         $   40    $ 39    97.4%

EBIT.................................  (109)          (159)     50    31.7%
EBITDA...............................   (95)          (152)     57    37.7%

OTHER ITEMS
Capital additions....................$    7         $   12    $ (5)  (39.7)%

                                   At March 31,   At Dec. 31,
                                       1998           1997
Total assets.........................$  361         $  334


REVENUE
Revenue grew $39 million, or 97.4%, in the first quarter of 1998 compared with the first quarter of 1997 due primarily to continued growth in AT&T WorldNet's residential subscriber base. WorldNet subscribers were 1.085 million at March 31, 1998, from .884 million at March 31, 1997, an increase of 22.7% compared to prior year. Average revenue per customer continues to increase due to the expiration of AT&T WorldNet's initial promotional price programs in favor of regular monthly rates of $9.95 and $19.95. AT&T Web Site Services has more than 8 thousand hosted sites at the end of the first quarter of 1998 compared with approximately 3 thousand at the end of the first quarter of 1997.

AT&T continues to explore new ways of growing its internet access business, primarily through AT&T WorldNet and other on-line businesses. In the first quarter of this year AT&T announced a long-distance offer targeting internet access customers. Also in the first quarter, AT&T WorldNet customers can sign up for long-distance services via AT&T's web site and receive a rate of nine cents per minute. Additionally, AT&T entered into alliances with Lycos, Inc., Infoseek Corporation and Excite, Inc. to offer multi-media internet applications and other services.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


EBIT/EBITDA
EBIT was negative $109 million in the first quarter of 1998, an improvement of 31.7% from negative $159 million in the first quarter of 1997. EBITDA improved 37.7% to negative $95 million for the three months ended March 31, 1998 from negative $152 million for the first quarter of 1997. This improvement in both EBIT and EBITDA was primarily due to revenue growth and customer care cost efficiencies for AT&T WorldNet.

OTHER ITEMS
Capital additions were $7 million for the three month period ended March 31, 1998, compared to $12 million in the first quarter of 1997.

Total assets were $361 million at March 31, 1998, compared to $334 million at December 31, 1997.

INTERNATIONAL OPERATIONS AND VENTURES
International operations and ventures includes AT&T's consolidated foreign operations, the Company's transit and reorigination businesses, on-line services in the Asia/Pacific region, as well as the equity earnings/losses of AT&T's non-consolidated joint ventures. International operations and ventures does not include bilateral international long-distance traffic. The results of international operations and ventures are included in other and corporate.

                                           Three months
                                               ended
                                             March 31,            Change
$ In millions                          1998           1997      $       %
Revenue..............................$  179         $  148   $  31    20.7%

EBIT.................................   (63)          (128)     65    50.8%
EBITDA...............................   (46)          (114)     68    60.2%

OTHER ITEMS
Capital additions....................$   31         $  146   $(115)  (78.8)%

                                   At March 31,   At Dec. 31,
                                       1998           1997
Total assets.........................$1,436         $1,837


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVENUE
Revenue grew 20.7% to $179 million in the first quarter of 1998 as compared to $148 million for the same period last year. This increase was driven by growth in reorigination and AT&T Communications Services UK, partially offset by declines in certain non-strategic businesses, some of which were exited since the first quarter of 1997. Revenue from continuing strategic international operations grew 53.4% compared to the first quarter of 1997.

EBIT/EBITDA
EBIT was negative $63 million in the first quarter of 1998, an improvement of 50.8% from negative $128 million in the first quarter of 1997. EBITDA improved 60.2% to negative $46 million for the three months ended March 31, 1998 from negative $114 million for the first quarter of 1997. This increase in both EBIT and EBITDA was primarily due to revenue growth and lower costs associated with operational improvements in consolidated international operations as well as lower costs required to support both consolidated and non-consolidated international operations.

OTHER ITEMS
Capital additions were $31 million for the three month period ended March 31, 1998, compared to $146 million for the first quarter of 1997.

Total assets were $1,436 million at March 31, 1998, compared to $1,837 million at December 31, 1997. The decrease is due primarily to the decrease in cash as a result of the repatriation of funds to the United States in preparation for the sales of non-strategic businesses.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

MARCH 31, 1998 VERSUS DECEMBER 31, 1997

                                      March 31,   December 31,      Change

$ in millions                           1998          1997        $        %
Total assets.........................$56,905       $58,635    $(1,730)   (3.0)%
Total assets-continuing operations...$55,886       $57,534    $(1,648)   (2.9)%

Total assets decreased $1,730 million, or 3.0%, primarily due to decreases in property, plant and equipment, other receivables and investments. The decrease in property, plant and equipment is primarily due to the write-down of local assets and the sale of AT&T Solutions Customer Care. Other receivables represent funding of UCS receivables by AT&T. The decrease in other receivables is driven by lower cardholder receivables resulting from the paydown of high year-end balances, which reflected holiday spending. The decrease in investments reflects the sale of LIN-TV.

Total liabilities decreased $2,363 million, or 6.6%. This decrease is mainly due to decreases in debt, payroll and benefit liabilities, accounts payable and long-term deferred taxes partially offset by an increase in other current liabilities. The decreases in both long- and short-term debt is mainly due to the paydown of commercial paper with a portion of the proceeds from the sales of LIN-TV and AT&T Solutions Customer Care as well as lower funding requirements at UCS resulting from lower cardholder receivables. The decrease in payroll and benefit liabilities primarily reflects the payout of 1997 employees' bonuses. Accounts payable declined primarily due to the paydown of high year-end capital accruals. The decrease in long-term deferred taxes is primarily due to the write-down of local assets as well as benefits related to a foreign legal entity restructuring. The increase in other current liabilities is driven by higher current accrued income taxes which include the impact of the sales of LIN-TV and AT&T Solutions Customer Care.

Total shareowners' equity increased $633 million, or 2.8%, primarily due to current quarter net income partially offset by dividends declared.

The ratio of total debt to total capital, (total debt and equity) was 28.2% including debt related to UCS. AT&T's debt ratio, net of cash, was 27.7% as of March 31, and is expected to decline to less than 10% after the sale of UCS to Citibank, which closed on April 2, 1998.

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

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 1998, VERSUS THREE MONTHS ENDED MARCH 31, 1997 Cash flows provided by operating activities of continuing operations were $1,827 million for the three months ended March 31, 1998. This represents an increase of $295 million compared to the first quarter of 1997. The increase in operating cash flow primarily reflects higher tax payments in 1997 than 1998 associated with the sale of AT&T Capital Corporation. The 1997 tax payments were partially offset by first quarter 1997 cash receipts from the collection of employee-related benefit receivables from Lucent Technologies. In addition, 1998 income from continuing operations contained an increased amount of non-cash items such as the net impact of the gains on the sales of LIN-TV and AT&T Solutions Customer Care, and the asset impairment and restructuring charge; and an increase in the deferred tax provision.

For three months ended March 31, 1998, cash provided by investing activities of $604 million increased $918 million compared to a $314 million use of cash in the first quarter of 1997. The increase was due primarily to the proceeds from the sales of LIN-TV and AT&T Solutions Customer Care of $742 million and $625 million, respectively, in the first quarter of 1998, partially offset by the proceeds from the sale of Skynet received in the first quarter of 1997.

Net cash used in financing activities of $2,437 million increased $1,363 million from $1,074 million in the first quarter of 1997. This primarily reflects the use of increased cash flows from asset dispositions to paydown commercial paper in 1998 and increased use of cash for the purchase of AT&T shares used for employee benefit plans.

Future financing is contemplated to be arranged as necessary to meet our capital and other requirements with the timing of issue, principal amount and form depending on our needs, prevailing market and general economic conditions.

We anticipate obtaining all necessary external financing through issuances of commercial paper, long-term debt and equity, and available lines of credit.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT PRONOUNCEMENTS
Beginning with the 1998 annual report we will adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this standard requires the annual disclosure of: information concerning revenues derived from the enterprise's products or services; countries in which it earns revenues or holds assets, and major customers.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. For AT&T this means that the standard is effective for the 1998 annual report. Since the standard applies only to the presentation of pension and other postretirement benefit information, it will not have any impact on AT&T's results of operations, financial position or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, though early adoption is encouraged. For AT&T this means that it must be adopted no later than January 1, 1999. If AT&T elects to adopt the SOP earlier than the effective date, restatement of interim periods during the year of adoption is required.
Management is currently assessing the impact on AT&T's consolidated financial statements.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER DEVELOPMENTS
January 8, 1998, AT&T signed a definitive merger agreement with TCG for an all-stock transaction. Under the agreement each TCG share will be exchanged for
 .943 of an AT&T share. The merger is subject to regulatory approvals and certain other conditions as well as the receipt of opinions that the merger will be tax-free to TCG shareowners. The transaction is expected to close in the second half of 1998. We expect to issue approximately 190 million shares.

On March 3, 1998, AT&T agreed to sell WOOD-TV,  its television  station in Grand
Rapids,   Michigan,   for  approximately   $123  million,   subject  to  certain
adjustments, which is expected to close in the second quarter of 1998.

On April 2, 1998,  AT&T sold UCS for  approximately  $3.5  billion to  Citibank.
Included in the sale was the signing of a co-branding and joint marketing agreement. In addition, we received $5.7 billion as settlement of receivables from UCS.

CLARIFICATION
Page 30 of the 1997 Annual Report contains a map of the United States displaying AT&T Wireless Services Licenses Footprint by cellular markets (blue), PCS markets (red) and partnership markets (yellow). The labels should have been as follows: cellular markets (red), PCS markets (blue) and partnership markets (yellow).

                                                         AT&T Form 10-Q - Part I


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

For a more complete discussion of the factors that could cause actual results to differ materially from such forward looking statements, see the discussion thereof contained under the heading "Forward Looking Statements" in the Company's Form 10-K for the year ended December 31, 1997. Readers should also consider the factors discussed under the headings "Results of Operations" and "Financial Condition" included in this Form 10-Q. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                                        AT&T Form 10-Q - Part II
Item 5. Other Information

AT&T Quarterly Consolidated Statements of Income*
(Dollars in millions except per share amounts)
(Unaudited)
                                                                            Year
                                      For the three months ended          Ended
                                  Mar. 31  June 30  Sept. 30   Dec. 31  Dec. 31
                                     1997     1997      1997      1997     1997
REVENUES
Business services                 $ 5,428  $ 5,556   $ 5,561   $ 5,485  $22,030
Consumer services                   5,928    5,873     5,977     5,749   23,527
Wireless services                   1,040    1,116     1,125     1,155    4,436
Other and corporate                   460      527       559       665    2,211
Eliminations                         (308)    (344)     (319)     (341)  (1,312)
Total revenues                     12,548   12,728    12,903    12,713   50,892

OPERATING EXPENSES
Access and other interconnection 4,252 4,231 3,957 3,840 16,280 Network and other communications
  services                          2,134    2,261     2,325     2,218    8,938
Depreciation and amortization         930      911       978     1,008    3,827
Selling, general and administrative 3,593    3,814     3,868     3,604   14,879
Total operating expenses           10,909   11,217    11,128    10,670   43,924

Operating income                    1,639    1,511     1,775     2,043    6,968

Other income - net                    168       56       127        65      416
Interest expense                       52       56        44        39      191
Income from continuing operations
  before income taxes               1,755    1,511     1,858     2,069    7,193
Provision for income taxes            667      583       725       746    2,721
Income from continuing operations 1,088 928 1,133 1,323 4,472 Income from discontinued operations
  (net of taxes of $25, $18, $6, $1,
   and $50)                            38       31        20        11      100
Gain on sale of discontinued
  operations (net of taxes of $43)      -        -        66         -       66
NET INCOME                          1,126  $   959   $ 1,219   $ 1,334  $ 4,638

Weighted average common shares
  and potential common shares
  (millions)**                      1,628    1,627     1,629     1,637    1,630

PER COMMON SHARE (BASIC):
Income from continuing
  operations                      $  0.67  $  0.57   $  0.69   $  0.81  $  2.75
Income from discontinued
  operations                         0.02     0.02      0.02      0.01     0.06
Gain on sale of discontinued
  operations                            -        -      0.04         -     0.04
NET INCOME                        $  0.69  $  0.59   $  0.75   $  0.82  $  2.85

PER COMMON SHARE (DILUTED):
Income from continuing
  operations                      $  0.67  $  0.57   $  0.69   $  0.81  $  2.74
Income from discontinued
  operations                         0.02     0.02      0.02         -     0.06
Gain on sale of discontinued
  operations                            -        -      0.04         -     0.04
NET INCOME                        $  0.69  $  0.59   $  0.75   $  0.81  $  2.84

Dividends declared per
  common share                    $  0.33  $  0.33   $  0.33   $  0.33  $  1.32

* Amounts have been reclassified to conform to current presentation.

**Amounts represent the weighted-average shares assuming dilution from the potential exercise of stock options. Amounts are reduced by 4 million, 2 million, 4 million, 12 million and 5 million for the three month periods ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 and for the year to date period ended December 31, 1997, respectively.


                                                        AT&T Form 10-Q - Part II

AT&T Quarterly Segment Disclosures
(Dollars in millions)
(Unaudited)                          For the three months ended            Year
                                                                           Ended
                           Mar. 31    June 30    Sept. 30    Dec. 31    Dec. 31
                              1997       1997        1997       1997       1997

Business services
 Revenue                   $ 5,428   $  5,556    $  5,561   $  5,485    $22,030
 EBITDA                      1,604      1,467       1,565      1,713      6,349
 EBIT                        1,193      1,051       1,110      1,238      4,592
 Capital additions             489        815       1,144      1,637      4,085
 Total assets                                                            15,030

Consumer services
 Revenue                   $ 5,928    $ 5,873     $ 5,977    $ 5,749    $23,527
 EBITDA                      1,358      1,250       1,550      1,725      5,883
 EBIT                        1,184      1,058       1,330      1,522      5,094
 Capital additions             167        152         239        363        921
 Total assets                                                             7,923

Wireless services
 Revenue                   $ 1,040    $ 1,116     $ 1,125    $ 1,155    $ 4,436
 EBITDA                        246        377         367        238      1,228
 EBIT                          (31)       159         142         (5)       265
 Capital additions             329        794         419        616      2,158
 Total assets                                                            18,540

Other and corporate
 Revenue                   $   460    $   527     $   559    $   665    $ 2,211
 EBITDA                       (454)      (597)       (585)      (540)    (2,176)
 EBIT                         (538)      (700)       (679)      (643)    (2,560)
 Capital additions             210        279         179        314        982
 Total assets                                                            16,041

Eliminations
 Revenue                   $  (308)   $  (344)    $  (319)   $  (341)   $(1,312)
 EBITDA                         (1)        (1)         (1)        (4)        (7)
 EBIT                           (1)        (1)         (1)        (4)        (7)

Total AT&T*
 Revenue                   $12,548    $12,728     $12,903    $12,713    $50,892
 EBITDA                      2,753      2,496       2,896      3,132     11,277
 EBIT                        1,807      1,567       1,902      2,108      7,384
 Capital additions           1,195      2,040       1,981      2,930      8,146
 Total assets -
   continuing ops.                                                       57,534

* Amounts have been reclassified to conform to current presentation.

                                                        AT&T Form 10-Q - Part II


AT&T Quarterly Supplemental Disclosures
(Dollars in millions)
(Unaudited)                         For the three months ended             Year
                                                                           Ended
                           Mar. 31    June 30    Sept. 30    Dec. 31    Dec. 31
                              1997       1997        1997       1997       1997

International operations
  and ventures
 Revenue                     $ 148      $ 168       $ 178      $ 218     $  712
 EBITDA                       (114)      (114)        (71)       (39)      (338)
 EBIT                         (128)      (133)        (82)       (56)      (399)
 Capital additions             146        162          69        119        496
 Total assets                                                             1,837

Local services
 Revenue                     $   4      $   9       $  16      $  39     $   68
 EBITDA                       (128)      (214)       (206)      (267)      (815)
 EBIT                         (138)      (229)       (226)      (293)      (886)
 Capital additions              64        164         222        390        840
 Total assets                                                             1,637

AT&T Solutions
 Revenue                     $ 156      $ 186       $ 204      $ 239     $  785
 EBITDA                        (16)       (13)          1         22         (6)
 EBIT                          (53)       (50)        (37)       (14)      (154)
 Capital additions              17         20          28         53        118
 Total assets                                                               576

New wireless services
  businesses
 Revenue                     $   2      $   3       $   6      $  15     $   26
 EBITDA                       (114)       (49)        (80)      (183)      (426)
 EBIT                         (205)       (54)        (97)      (203)      (559)
 Capital additions             168        615         248        307      1,338
 Total assets                                                             4,417

WorldNet & other on-line
  services
 Revenue                     $  40      $  51       $  61      $  67     $  219
 EBITDA                       (152)      (145)       (117)      (109)      (523)
 EBIT                         (159)      (152)       (124)      (118)      (553)
 Capital additions              12         15          51         40        118
 Total assets                                                               334

                                                        AT&T Form 10-Q - Part II



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

(b)           Reports on Form 8-K

              Form 8-K dated January 8, 1998 was filed pursuant to Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statements and Exhibits). Form 8-K dated March 2, 1998 was filed pursuant to Item 5 (Other Events) and Item 7.

                                                                  AT&T Form 10-Q

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




                                   AT&T Corp.



                                 /s/ M. B. Tart
                                  ------------------------------
                                 By: M. B. Tart
                                       Vice President and Controller
                                       (Principal Accounting Officer)



Date May 13, 1998

                                                                  AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number

12                           Computation of Ratio of Earnings to Fixed Charges

27                           Financial Data Schedule