Form 10-Q
period 1998-06-30
AT&T CORP
filed 1998-08-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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


At July 31, 1998, 1,806,338,000 common shares were outstanding.


                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                 For the Three      For the Six
                                                 Months Ended       Months Ended
                                                   June 30,           June 30,
                                                 1998      1997    1998     1997

Revenues...................................   $12,858   $12,728 $25,489  $25,276

Operating Expenses
Access and other interconnection...........     3,817     4,231   7,726    8,483
Network and other
 communications services...................     2,181     2,261   4,445    4,395
Depreciation and amortization .............     1,063       911   2,079    1,841
Selling, general and administrative .......     3,547     3,814   6,998    7,407
Asset impairment and restructuring charges.     2,743         -   3,344        -
Total operating expenses ..................    13,351    11,217  24,592   22,126

Operating income(loss).....................      (493)    1,511     897    3,150

Other income - net ........................       301        56   1,001      224
Interest expense ..........................        96        56     144      108
Income(loss) from continuing operations
 before income taxes ......................      (288)    1,511   1,754    3,266
Provision for income taxes ................      (145)      583     581    1,250
Income(loss) from continuing operations ... (143) 928 1,173 2,016 Income from discontinued operations
 (net of taxes of $0, $18, $6, and $43)....         -        31      10       69
Gain on sale of discontinued operation
 (net of tax of $799) .....................     1,290         -   1,290        -

Net income ................................   $ 1,147   $   959 $ 2,473    2,085

Weighted average common shares and
 potential common shares (millions)*.......     1,624     1,627   1,638    1,628

Per common share - basic:
 Income(loss) from continuing operations ..   $ (0.09)  $  0.57 $  0.72  $  1.24
 Income from discontinued operations.......         -      0.02    0.01     0.04
 Gain on sale of discontinued operation....      0.80         -    0.79        -
 Net income ...............................   $  0.71   $  0.59 $  1.52  $  1.28

Per common share - diluted:
 Income(loss) from continuing operations ..   $ (0.09)  $  0.57 $  0.72  $  1.24
 Income from discontinued operations.......         -      0.02       -     0.04
 Gain on sale of discontinued operation....      0.80         -    0.79        -
 Net income ...............................   $  0.71   $  0.59 $  1.51  $  1.28

Dividends declared per common share........   $  0.33   $  0.33 $  0.66  $  0.66

*Amounts represent the weighted-average shares assuming dilution from the potential exercise of stock options. Amounts are reduced by 0, 2 million, 14 million, and 4 million for the three month and six month periods ended June 30, 1998, and 1997, respectively, assuming no dilution.

              See Notes to Consolidated Financial Statements.


                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                         June 30,   December 31,
                                            1998           1997
ASSETS

Cash and cash equivalents .............. $ 7,755        $   145

Receivables less allowances
  of $1,029 and $977
  Accounts receivable...................   8,621          8,573
  Other receivables.....................     404          5,684

Deferred income taxes...................   1,441          1,252

Other current assets....................     496            525

Total current assets....................  18,717         16,179

Property, plant and equipment, net
  of accumulated depreciation of
  $23,336 and $21,853 ..................  22,312         22,710

Licensing costs, net of accumulated
  amortization of $1,167 and $1,076.....   8,233          8,329

Investments.............................   3,208          3,857

Long-term receivables...................     671          1,794

Prepaid pension costs...................   1,942          2,156

Other assets............................   2,364          2,509

Net assets of discontinued operation....      -           1,101

TOTAL ASSETS............................ $57,447        $58,635

                                    (CONT'D)


                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                         June 30,  December 31,
                                            1998          1997
LIABILITIES
Accounts payable.......................  $ 5,754       $ 6,243
Payroll and benefit-related
  liabilities..........................    1,570         2,348
Debt maturing within one year..........    1,088         3,998
Dividends payable......................      538           538
Other current liabilities..............    5,213         3,815

Total current liabilities..............   14,163        16,942

Long-term debt.........................    6,008         6,826
Long-term benefit-related liabilities..    5,419         3,142
Deferred income taxes..................    4,662         5,711
Other long-term liabilities and
  deferred credits.....................    3,307         3,367

Total liabilities .....................   33,559        35,988

SHAREOWNERS' EQUITY
Common shares - par value $1 per share.    1,625         1,624
  Authorized shares: 6,000,000,000
  Outstanding shares:
  1,624,564,000 at June 30, 1998;
  1,624,213,505 at December 31, 1997
Additional paid-in capital.............   15,847        15,751
Guaranteed ESOP obligation.............      (58)          (70)
Retained earnings......................    6,526         5,380
Accumulated other comprehensive
  income...............................      (52)          (38)

Total shareowners' equity..............   23,888        22,647

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $57,447       $58,635

                 See Notes to Consolidated Financial Statements.


                                                         AT&T Form 10-Q - Part I


                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                             (Dollars in Millions)
                                   (Unaudited)


                                                 For the Six Months Ended
                                                         June 30,
                                                 1998               1997

Common Shares
  Balance at beginning of year............... $ 1,624            $ 1,623
  Shares issued, net:
    Under employee plans.....................       1                  2
    Under shareowner plans...................       -                  -
Balance at end of period.....................   1,625              1,625

Additional Paid-In Capital
  Balance at beginning of year...............  15,751             15,697
  Shares issued(acquired), net:
    Under employee plans.....................      13                 46
    Under shareowner plans...................       -                  9
    Other....................................      83                 18
Balance at end of period.....................  15,847             15,770

Guaranteed ESOP Obligation
  Balance at beginning of year...............     (70)               (96)
  Amortization...............................      12                 12
Balance at end of period.....................     (58)               (84)

Retained Earnings
  Balance at beginning of year...............   5,380              3,071
   Net income.................................  2,473  $2,473      2,085 $2,085
  Dividends declared.........................  (1,072)            (1,073)
  Treasury shares issued at less than cost...    (257)               (52)
  Other changes..............................       2                  4
Balance at end of period.....................   6,526              4,035

Accumulated Other Comprehensive Income
  Balance at beginning of year...............     (38)                 -
  Other Comprehensive Income
    (net of taxes of $49 and $8) ............     (14)    (14)       (38)   (38)
  Total Comprehensive Income.................          $2,459            $2,047
Balance at end of period.....................     (52)               (38)

Total Shareowners' Equity.................... $23,888            $21,308

                  See Notes to Consolidated Financial Statements.



                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  1998      1997
Operating Activities
Net income ...............................     $ 2,473   $ 2,085
Deduct: Income from discontinued
          operations .....................          10        69
        Gain on sale of discontinued
          operation.......................       1,290         -

Income from continuing operations ........       1,173     2,016
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Asset impairment and restructuring
     charges..............................       3,344         -
   Gains on sales.........................        (770)      (97)
   Depreciation and amortization..........       2,079     1,841
   Provision for uncollectibles...........         709       809
   Increase in accounts receivable........        (828)     (410)
   Increase(decrease) in accounts payable.          50      (196)
   Net increase in other operating
     assets and liabilities...............        (686)   (1,345)
   Other adjustments for noncash
     items - net..........................      (1,273)      107

Net cash provided by operating
  activities of continuing operations.....       3,798     2,725

Investing Activities
  Capital expenditures....................      (2,907)   (2,936)
  Proceeds from sale or disposal of
    property, plant and equipment.........          45        48
  Decrease in other receivables...........       6,404       923
  Acquisitions of licenses................         (55)     (291)
  Net decrease(increase) in investments...       1,146      (147)
  Proceeds from dispositions..............       4,172       663
  Other investing activities - net........         (55)      (54)

Net cash provided by(used in) investing
  activities of continuing operations.....       8,750    (1,794)

                                    (CONT'D)


                                                         AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  1998      1997

Financing Activities
  Retirements of long-term debt..........         (701)     (462)
  Acquisition of common shares - net.....         (244)       18
  Dividends paid.........................       (1,072)   (1,070)
  Decrease in short-term
    borrowings - net.....................       (3,026)      562
  Other financing activities - net.......           13        32
Net cash used in financing activities
  of continuing operations...............       (5,030)     (920)

Net cash provided by
  discontinued operations................           92        11

Net increase in cash and
  cash equivalents.......................        7,610        22

Cash and cash equivalents
  at beginning of year...................          145         0

Cash and cash equivalents
  at end of period.......................      $ 7,755   $    22



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

          ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with AT&T's 1997 Annual Report to Shareowners, Form 10-K for the year ended December 31, 1997, and the current year's previously issued Form 10-Q.

(b)       ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
          During the first quarter AT&T recorded a pre-tax charge of $601 related to the Company's decision not to pursue Total Service Resale
          (TSR) as a local service strategy. The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term. The pre-tax charge includes a $543 write-down of software, $42 primarily related to equipment associated with the software platform and $16 for the termination of certain contracts. The impact on net income was $371, or a reduction of $0.23 per share.

          AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the merger with Teleport Communications Group, Inc.
          (TCG) and the pending merger with Tele-Communications, Inc. (TCI). These reviews may result in additional charges.

          During the second quarter 1998 AT&T recorded restructuring charges of $2,743 primarily in connection with a plan, announced on January 26, 1998, to reduce headcount by 15,000 to 18,000 over two years as part of the Company's overall cost reduction program. In connection with this plan, a voluntary retirement incentive program (VRIP) was offered to eligible management employees. Approximately 15,300 management employees accepted the VRIP offer. The restructuring charges of $2,743 include a pre-tax charge of $2,724 comprised of $2,412 for pension special termination benefits and other costs and $312 for postretirement special termination benefits and curtailment losses. This amount will be partially offset by approximately $1.1 billion of gains to be recognized in the third and fourth quarters of this year as employees' pension benefit obligations are settled. The amount of gains to be recognized in future periods is subject to market fluctuations.

          The restructuring charges of $2,743 also include pre-tax charges of $125 for related facility costs and $150 for executive separation costs. The second quarter charges were partially offset by the reversal of $256 (pre-tax) of 1995 business restructuring reserves resulting from the overlap of the VRIP acceptance rate on certain 1995 projects.

          The after-tax impact to earnings for the second quarter was $1,694, or a reduction of $1.04 per share. At this time, the pension settlement gains to be recognized in the third and fourth quarters are estimated to be a total of approximately $0.40 per share which will result in a net charge in 1998 of approximately $0.64 per share.


                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(c)       DISCONTINUED OPERATIONS
          Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) the consolidated financial statements of AT&T reflect the dispositions of AT&T's submarine systems business (SSI), which was sold to Tyco International Ltd. on July 1, 1997 for approximately $850, and the sale of AT&T Universal Card Services, Inc. (UCS), which was sold to Citibank on April 2, 1998 for $3,500 million, as discontinued operations. The after-tax gain resulting from the disposal of UCS was $1,290, or $0.80 per share. Included in the sale was the signing of a co-branding and joint marketing agreement. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of SSI and UCS have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations," net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash provided by discontinued operations."

         Summarized financial information for the discontinued operations is as follows:
                                           For the Three          For the Six
                                           Months Ended           Months Ended
                                             June 30,               June 30,
                                         1998        1997      1998         1997

         Revenues                      $    -      $  643    $  365       $1,188
         Income before
           income taxes                     -          49        16          112
         Net income                    $    -      $   31    $   10       $   69

                                     At June  At December
                                     30, 1998    31, 1997
         Current assets                $    -      $7,734
         Total assets                       -       7,808
         Current liabilities*               -       5,602
         Total liabilities*                 -       6,707
         Net assets of discontinued
           operations                  $    -      $1,101

          *Current liabilities include $5,224 of debt maturing within one year and total liabilities include an additional $1,093 of long-term debt at December 31, 1997, both of which were payable to AT&T. On April 2, 1998, we received $5,722 million as settlement of these receivables from UCS.

          No interest expense was allocated to discontinued operations in 1998 or 1997 due to the immateriality of the amounts; however, UCS recorded direct interest expense of $85 for the six month period ended June 30, 1998 and $69 and $141 for the three and six month periods ended June 30, 1997, respectively.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(d)       RECLASSIFICATION
          We have reclassified certain prior period amounts to conform with our current presentation.

(e)       TELEPORT COMMUNICATIONS GROUP, INC. MERGER
          On July 23, 1998, AT&T completed the merger with TCG, pursuant to an agreement and plan of merger dated January 8, 1998. Each share of TCG common stock was exchanged for 0.943 of AT&T common stock. We issued
          181.6 million shares in the transaction. The merger will be accounted for as a pooling of interests. In August 1998, AT&T repurchased approximately $1 billion of TCG's debt. The early extinguishment of this debt will result in a pre-tax charge to AT&T of approximately $230 million and will be recorded as an extraordinary item.

(f)       TELE-COMMUNICATIONS, INC. ACQUISITION
          On June 24, 1998, AT&T signed a definitive merger agreement with TCI for an all-stock transaction valued at approximately $48 billion. Under the agreement, AT&T will issue 0.7757 shares of AT&T common stock for each share of TCI Group Series A common stock and 0.8533 shares of AT&T common stock for each share of TCI Group Series B stock. Immediately following the acquisition, AT&T will combine its current consumer long-distance, wireless and Internet services businesses with TCI's cable, telecommunications and high speed Internet businesses to create AT&T Consumer Services. The Company plans to create a separate class of AT&T stock to represent the economic interest of AT&T Consumer Services. The transaction, which is subject to regulatory, shareowner and other approvals, is expected to be completed in the first half of 1999. Also announced was TCI's intention to combine Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. Upon closing of the AT&T/TCI merger, the shareowners of the new Liberty Media Group will be issued separate tracking stock by AT&T in exchange for the shares currently held in Liberty Media Group and TCI Ventures Group.

(g)       JOINT VENTURE WITH BRITISH TELECOMMUNICATIONS PLC (BT)
          AT&T and BT announced on July 26, 1998 that they will create a global venture to serve the complete communications needs of multinational companies and the international calling needs of individuals and businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine trans-border assets and operations of each company, including their existing international networks, all of their international traffic, all of their trans-border products for business customers - including an expanding set of Concert services - and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, including receipt of regulatory approvals, the closing of the merger between MCI Communications Corporation (MCI) and WorldCom, Inc. and the purchase by BT of MCI's interest in Concert and the final negotiation and execution of definitive documents. The transaction is expected to be completed within 12 months.


                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30) the consolidated financial statements of AT&T Corp. ("AT&T" or the "Company") reflect the dispositions of AT&T's submarine systems business (SSI), which was sold to Tyco International Ltd. on July 1, 1997, and the sale of Universal Card Services, Inc. (UCS) which was sold to Citibank on April 2, 1998, as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of SSI and UCS have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash provided by discontinued operations."

The discussion and analysis of AT&T's results of operations is discussed for consolidated AT&T, as well as by business segment: business services, consumer services, wireless services, and other and corporate. Supplemental information is also included for local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures. Earnings before interest and taxes, including other income (EBIT), total assets and other related information is discussed for the consolidated results of AT&T and by business segment.

                                              Three months
                                                  ended
                                                June 30,            Change
$ in millions                                 1998     1997        $       %
Total revenues.............................$12,858  $12,728   $   130     1.0%

OTHER INCOME STATEMENT ITEMS
Operating income(loss).....................   (493)   1,511    (2,004) (132.6)%
Operating margin...........................   (3.8)%   11.9%
Operating income, adjusted for charges*....  2,250    1,511       739    48.9%
Operating margin, adjusted for charges*....   17.5%    11.9%

EBIT.......................................   (192)   1,567    (1,759) (112.2)%
EBIT, adjusted for gains and charges*......  2,448    1,567       881    56.2%
EBITDA.....................................    885    2,496    (1,611)  (64.5)%
EBITDA, adjusted for gains and charges ....  3,525    2,496     1,029    41.3%
Diluted earnings per share,
  continuing operations....................  (0.09)    0.57     (0.66) (115.8)%
Diluted earnings per share,
   continuing operations, adjusted for
   gains and charges*.......................$  0.91  $  0.57   $  0.34    59.6%


                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                Six months
                                                  ended
                                                June 30,            Change
$ in millions                                 1998     1997        $       %
Total revenues.............................$25,489  $25,276   $   213     0.8%

OTHER INCOME STATEMENT ITEMS
Operating income...........................    897    3,150    (2,253)  (71.5)%
Operating margin...........................    3.5%    12.5%
Operating income, adjusted for charges
  and reserve reversal*....................  4,241    3,210     1,031    32.1%
Operating margin, adjusted for charges
  and reserve reversal*....................   16.6%    12.7%

EBIT.......................................  1,898    3,374    (1,476)  (43.7)%
EBIT, adjusted for gains, charges
  and reserve reversal*....................  4,472    3,337     1,135    34.0%
EBITDA.....................................  4,006    5,249    (1,243)  (23.7)%
EBITDA, adjusted for gains, charges
  and reserve reversal*....................  6,580    5,132     1,448    28.2%

Diluted earnings per share,
  continuing operations....................$  0.72  $  1.24   $ (0.52)  (41.9)%
Diluted earnings per share,
  continuing operations, adjusted for
  gains, charges and reserve reversal*.....$  1.68  $  1.22   $  0.46    37.7%

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

* Operating income for the second quarter of 1998 included $2,743 million of restructuring charges, with an after-tax earnings per share reduction of $1.04 per share. Along with the $2,743 million restructuring charges, EBIT for the second quarter of 1998 also included a gain on the sale of AT&T's investment in SmarTone Telecommunications Holdings Limited (SmarTone). The Company recognized a pre-tax gain of $103 million in the second quarter of 1998 for the sale of our interest. After taxes, this gain equalled $0.04 per share.

In addition to the second quarter 1998 restructuring charges and gain on SmarTone, operating income for the first six months of 1998 included a first quarter $601 million asset impairment charge, with an after-tax earnings per share reduction of $0.23 per share. Operating income for the six months ended June 30, 1998 also included first quarter pre-tax gains on the sales of LIN Television Corporation (LIN-TV) of $317 million and AT&T Solutions Customer Care of $350 million. After taxes, these two gains totaled $0.26 per share.

Operating income for the six months ended June 30, 1997 contained a $160 million charge, or a reduction of $0.06 per share, for exiting the two-way messaging business and a $100 million benefit, or $0.04 per share, from the reversal of pre-1995 restructuring charges. In addition, EBIT also included a $97 million pre-tax gain, or $0.04 per share after-tax, on the sale of AT&T Skynet Satellite Services (Skynet).

The following discussion, unless noted, excludes the items mentioned above.

Revenues from continuing operations increased $130 million, or 1.0%, in the second quarter of 1998 compared to the second quarter of 1997. Long-distance services revenues decreased 1.1% compared to the second quarter of 1997 with a 4.4% increase in calling volumes. Revenues from continuing operations increased $213 million, or 0.8%, for the six months ended June 30, 1998 compared to the same period in 1997. Long-distance services revenues decreased 0.9% compared to the first six months of 1997, while calling volumes increased 4.8%.

Operating income increased $739 million, or 48.9%, to $2,250 million for the second quarter of 1998 compared to the second quarter of 1997. Operating income increased $1,031 million, or 32.1%, to $4,241 million for the six months ended June 30, 1998 compared to the same period in 1997. Operating margin showed improvement of 560 basis points in the second quarter of 1998 compared to the second quarter of 1997. For the six months ended June 30, 1998, operating margin showed improvement of 390 basis points compared to the first six months of 1997. EBIT increased $881 million, or 56.2%, to $2,448 million in the second quarter of 1998 compared to $1,567 million in the year ago quarter. EBIT increased $1,135 million, or 34.0%, to $4,472 million from $3,337 million in the in the first six months of 1997. The quarter over quarter and year over year increases in both operating income and EBIT were primarily due to the Company's cost reduction efforts partially offset by higher depreciation and amortization expenses which reflect our continued investments in the AT&T networks.

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 41.3% to $3,525 million for the three months ended June 30, 1998, from $2,496 million for the second quarter of 1997. For the six months ended June 30, 1998, EBITDA increased 28.2% to $6,580 million from $5,132 million for the first six months of 1997. Once again, the improvements were primarily the result of our cost reduction efforts.

Earnings per share for the second quarter of 1998 was $0.91, an increase of $0.34, or 59.6%, compared to the second quarter 1997 earnings per share of $0.57. For the six months ended June 30, 1998, earnings per share was $1.68, an increase of $0.46, or 37.7%, compared to earnings per share of $1.22 for the same period in 1997.

RESULTS OF OPERATIONS

                                              Three months
                                                  ended
                                                 June 30,           Change
$ in millions                                 1998      1997     $       %

REVENUES
Business services..........................$ 5,700   $ 5,556  $ 144     2.6%
Consumer services..........................  5,655     5,873   (218)   (3.7)%
Wireless services..........................  1,243     1,116    127    11.4%
Other and corporate........................    537       527     10     1.9%
Eliminations...............................   (277)     (344)    67    19.6%
Total revenues.............................$12,858   $12,728  $ 130     1.0%

                                                Six months
                                                  ended
                                                 June 30,          Change
$ in millions                                 1998      1997     $       %

REVENUES
Business services..........................$11,373   $10,984  $ 389     3.5%
Consumer services.......................... 11,283    11,801   (518)   (4.4)%
Wireless services..........................  2,356     2,156    200     9.2%
Other and corporate........................  1,094       987    107    10.8%
Eliminations...............................   (617)     (652)    35     5.5%
Total revenues.............................$25,489   $25,276  $ 213     0.8%

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUES
Revenues from continuing operations increased $130 million, or 1.0%, in the second quarter of 1998 compared to the second quarter of 1997. Revenue growth for business services and wireless services was partially offset by a decline in revenue from consumer services. Long-distance services revenues was down 1.1% as calling volumes increased 4.4%. For the first six months of 1998, revenues from continuing operations increased $213 million, or 0.8%, compared to the same period in 1997. Increases in business services, wireless services and other and corporate revenues were partially offset by a decline in consumer services revenue. Long-distance services revenues declined 0.9% for the six months ended June 30, 1998 compared to the same period in 1997 as calling volumes increased 4.8%.

OPERATING EXPENSES
Access and other interconnection expenses for the second quarter of 1998 decreased $414 million, or 9.8%, from the second quarter of 1997. Access and other interconnection expenses for the six months ended June 30, 1998 decreased $757 million, or 8.9%, compared to the same period in 1997. The declines for both periods relate primarily to lower international settlement rates, a reduction in access charges due to a reduction in per minute access expenses and AT&T's continuing efforts to manage these costs. Reductions in per-minute access expenses were partially offset by Primary Interexchange Carrier Charges (PICC), AT&T's contribution to the Universal Service Fund (USF), and volume increases. Access and other interconnection expenses as a percentage of long-distance services revenues were 33.8% for the second quarter of 1998 and 37.0% for the second quarter of 1997. Access and other interconnection expenses as a percentage of long-distance services revenues were 34.2% for the first half of 1998 and 37.3% for the first half of 1997.

Network and other communications services expenses decreased $80 million, or 3.5%, for the second quarter of 1998 compared to the second quarter of 1997. The decrease is primarily due to reduced rates for payphone compensation as well as a change in the method by which compensation to payphone operators is assessed. The change from a per-phone assessment to a per-call payment led to a reduction in payphone compensation expense, as well as a reduction of estimated expenses accrued in prior quarters. The decline in payphone compensation expenses was partially offset by higher expenditures for wireless handsets, related largely to the roll-out of AT&T's Digital-One Rate plans. Network and other communications services expenses increased $50 million, or 1.2%, for the first six months of 1998 compared to the same period of 1997. Increased costs, related primarily to increased data traffic on the AT&T network and higher expenditures for wireless handsets as well as the first quarter 1997 reversal of the non-recurring pre-1995 restructuring charge, were partially offset by a lower provision for uncollectibles and $80 million of the two-way messaging charge recorded in the first quarter of 1997.

Depreciation and amortization expenses for the second quarter of 1998 increased $152 million, or 16.7%, from the second quarter of 1997. For the six month period ended June 30, 1998, depreciation and amortization expenses increased $238 million, or 12.9%, from the same period in 1997. Excluding the $80 million impact of the two-way messaging charges in the first quarter of 1997, depreciation expense increased $318 million, or 18.0%, for the six months ended June 30, 1998, compared to the same period in 1997. These increases were primarily due to continued high levels of capital expenditures.

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Selling, general and administrative (SG&A) expenses decreased $267 million, or 7.0%, in the second quarter of 1998 compared to the second quarter of 1997. For the six months ended June 30, 1998, SG&A expenses decreased $409 million, or 5.5%, compared to the same period in 1997. The reduced level of expenses reflects AT&T's efforts to achieve a best-in-class cost structure, including the removal of $1.6 billion in SG&A expenses from the business in 1998 and a 22% ratio of SG&A expenses to revenues by the end of 1999. The decreases for both periods were due primarily to a decline in costs associated with marketing and sales in consumer services, as a result of better targeting and efficiency gains in customer acquisition efforts, and lower marketing and sales in business services, achieved largely through consolidation of functions and reductions of support staff headcount. These declines were partially offset by increased expenses for new wireless services businesses due to the activation of new markets since June 1997, and higher costs associated with the year 2000 initiatives. SG&A expenses as a percentage of total revenues decreased to 27.6% for the second quarter of 1998 from 30.0% in the second quarter of 1997. For the six months ended June 30, 1998, SG&A expenses as a percentage of total revenues decreased to 27.5% compared to 29.3% for the first six months of 1997. In order to achieve a $1.6 billion reduction in SG&A expenses for 1998, AT&T must reduce SG&A expenses at a greater rate in the second half of 1998 versus the first half. Much of this expense reduction will be achieved as a result of headcount reductions associated with VRIP.

AT&T has established processes for evaluating and managing the risks and costs associated with preparing our systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of our systems and applications. We incurred $63 million and $96 million in expenses for the year 2000 in the quarter and six month periods ended June 30, 1998, respectively. We expect the cost of this project to be approximately $300 million in 1998. More than half of these costs represent internal information technology resources that have been redeployed from other projects and are expected to return to these projects upon completion. We plan on having substantially all modifications completed by the end of 1998, leaving a full year for testing. We are still assessing the impact to us, if any, in 1999.

During the second quarter of 1998 AT&T recorded restructuring charges of $2,743 million primarily in connection with a plan, announced on January 26, 1998, to reduce headcount by 15,000 to 18,000 over two years as part of the Company's overall cost reduction program. In connection with this plan, a voluntary retirement incentive program (VRIP) was offered to eligible management employees. Approximately 15,300 management employees accepted the VRIP offer. The restructuring charges of $2,743 million include a pre-tax charge of $2,724 million, comprised of $2,412 million for pension special termination benefits and other costs and $312 million for postretirement special termination benefits and curtailment losses. This amount will be partially offset by approximately $1.1 billion of gains to be recognized in the third and fourth quarters of this year as employees' pension benefit obligations are settled.

The restructuring charges of $2,743 million also include pre-tax charges of $125 million for facility costs and $150 million for executive separation costs. The second quarter charges were partially offset by the reversal of $256 million (pre-tax) of 1995 business restructuring reserves primarily resulting from the overlap of VRIP on certain 1995 projects.


                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The after-tax impact to earnings for the second quarter was $1,694 million, or a reduction of $1.04 per share. At this time, the pension settlement gains to be recognized in the third and fourth quarters are estimated to be a total of approximately $0.40 per share which will result in a net charge in 1998 of approximately $0.64 per share.

Asset impairment and restructuring charges for the six months ended June 30, 1998 totalled $3,344 million. This is comprised of the second quarter charges of $2,743 million discussed above plus a $601 million pre-tax charge recorded in the first quarter of 1998. The $601 million charge related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The pre-tax charge includes a $543 million write-down of software, $42 million primarily related to equipment associated with the software platform and $16 million for the termination of certain contracts. The impact on net income was $371 million, or a reduction of $0.23 per share. The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term.

AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the merger with Teleport Communications Group, Inc. (TCG) and the pending merger with Tele-Communications, Inc. (TCI). These reviews may result in additional charges.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME STATEMENT ITEMS
Other income-net increased $245 million, or 435.1%, to $301 million in the second quarter of 1998 compared to the second quarter of 1997. This increase was mainly due to AT&T's strategy of exiting non-strategic businesses. Specifically, an increase in interest income on temporary cash investments (cash equivalents) and a pre-tax gain of $103 million, or $0.04 per share, on the sale of AT&T's investment in SmarTone in the second quarter of 1998 drove the increase from the same period of 1997. The increase in interest income is due to increased temporary cash investments primarily due to cash received from Citibank on April 2, 1998 related to the sale of UCS.

For the six months ended June 30, 1998, other income-net increased $777 million, or 347.7%, to $1,001 million compared with the same period in 1997. This increase is mainly due to pre-tax gains associated with the strategy of exiting non-strategic businesses. In 1998, we recorded gains on the sales of AT&T Solutions Customer Care of $350 million, LIN-TV of $317 million and SmarTone of $103 million as well as an increase in interest income on temporary cash investments. These increases were partially offset by the $97 million pre-tax gain on the sale of Skynet in 1997.

Interest expense increased $40 million, or 68.5%, in the second quarter of 1998 compared to the second quarter of 1997. Interest expense increased $36 million, or 33.1%, for the six months ended June 30, 1998 compared to the same period in 1997. These increases were mainly due to the reclassification of interest expense from discontinued operations to continuing operations resulting from AT&T not retiring all of the UCS related debt upon the sale of UCS.

The provision for income taxes for the second quarter of 1998 decreased $728 million, or 124.8%, compared to the second quarter of 1997. Excluding the impact of the second quarter 1998 restructuring charges, the provision for income taxes for the second quarter of 1998 increased $321 million, or 55.4%, compared with the second quarter of 1997. The increase is primarily due to higher income before income taxes partially offset by a decrease in the effective tax rate from 38.6% to 36.8%. The decreased effective tax rate was primarily due to the tax impacts of certain investment dispositions.

The provision for income taxes for the six months ended June 30, 1998 decreased $669 million, or 53.5%, compared with the same period in 1997. Excluding the impact of the first and second quarter asset impairment and restructuring charges, the provision for income taxes for the six months ended June 30, 1998 increased $610 million, or 48.9%, compared with the same period in 1997. The increase is primarily due to an increase in income before income taxes partially offset by a lower effective tax rate. The adjusted effective tax rate for the six months ended June 30, 1998 was 36.5% a decrease of 180 basis points from the six months ended June 30, 1997. The decrease in the effective tax rate was principally due to the tax impacts of certain investment dispositions and foreign legal entity restructurings.



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Income from discontinued operations decreased $31 million and $59 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods of 1997. In 1998 the results of discontinued operations included the results of UCS. In 1997 the results of discontinued operations included the results of both UCS and SSI, which was sold on July 1, 1997. On April 2, 1998, AT&T sold UCS for $3,500 million, resulting in an after-tax gain on sale of discontinued operation of $1,290 million or $.80 per share.

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

Total assets for each segment include all assets, except interentity receivables. Deferred taxes, prepaid pension assets, and corporate-owned or leased real estate are held at the corporate level and therefore are included in the other and corporate segment. Shared network assets are allocated to the segments based on the prior three years' volumes and are reallocated each January.

BUSINESS SERVICES
Business services results reflect sales of long-distance services (domestic and international, inbound and outbound, inter- and intraLATA toll services, calling card and operator-handled services, data services, messaging and other network enabled services), local services and web hosting and other electronic commerce services.

                                           Three months
                                               ended
                                             June 30,             Change
$ in millions                           1998          1997      $       %
Revenue..............................$ 5,700      $  5,556    $144     2.6%

EBIT.................................  1,173         1,051     122    11.6%
EBITDA...............................  1,715         1,467     248    17.0%

OTHER ITEMS
Capital additions....................$ 1,006      $    815    $191    23.3%


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                            Six months
                                               ended
                                             June 30,             Change
$ in millions                           1998          1997      $       %
Revenue..............................$11,373      $ 10,984    $389     3.5%

EBIT.................................  2,379         2,244     135     6.0%
EBIT, excluding gain on Skynet         2,379         2,147     232    10.8%
EBITDA...............................  3,409         3,071     338    11.0%
EBITDA, excluding gain on Skynet       3,409         2,974     435    14.6%

OTHER ITEMS
Capital additions....................$ 1,717      $  1,304    $413    31.5%

                                   At June 30,   At Dec. 31,      Change
                                        1998          1997      $       %
Total assets*........................$15,933      $ 15,030    $903     6.0%

* Includes allocated shared network assets of $10,816 and $10,246 at June 30, 1998 and December 31, 1997, respectively.

REVENUE
Business services revenue for the second quarter of 1998 increased $144 million, or 2.6%, compared to the second quarter of 1997. Adjusted for the sale of AT&T Tridom in July 1997, revenue increased 3.0% in the second quarter of 1998 compared to the second quarter of 1997. Business service revenue grew to $11,373 million in the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This is an increase of $389 million, or 3.5%, compared to the first six months of 1997. Adjusted for the sales of Tridom and Skynet, revenues grew 4.1% in the six months ended June 30, 1998, compared to the same period in 1997. Data services led the growth in business services revenue with double-digit increases for the quarter and six month periods ended June 30, 1998, compared to the same periods in 1997, though growth was tempered by an outage in AT&T's frame relay network in April 1998. AT&T did not bill customers for service during the outage and for a period of time until the cause and solution of the problem were identified. Though essentially immaterial to AT&T's overall earnings, the interruption reduced business services' revenue growth. Based on favorable customer response to AT&T's handling of the situation, this impact is expected to be confined to the second quarter.

Long-distance services revenue grew 2.3% in the second quarter of 1998 compared to the second quarter of 1997. Long-distance calling volume increased at a high-single-digit rate for the quarter. For the six months ended June 30, 1998, long-distance services revenue increased 3.3% compared to the same period in 1997. For the six months ended June 30, 1998, long-distance calling volume increased at a low-double-digit rate compared to the same period in 1997. The volume increases for both periods were led by growth in inbound calling. Volume growth continues to be pressured by lower usage of calling cards and operator-handled services, which are increasingly being replaced by wireless service. Voice-related revenue for the quarter and six months ended June 30, 1998, was essentially flat compared to the same periods last year, as AT&T continues to experience declines in average revenue per minute. Price declines have occurred due primarily to competitive forces; however, other factors such as migration from switched to nodal services and growth in lower-priced intraLATA minutes have also contributed to the decline in average price.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the first quarter 1997 gain on the sale of Skynet.

EBIT increased 11.6% to $1,173 million in the second quarter of 1998, from $1,051 million in the second quarter of 1997. EBITDA increased 17.0% to $1,715 million for the three months ended June 30, 1998 from $1,467 million for the second quarter of 1997. EBIT increased 10.8% to $2,379 million for the six months ended June 30, 1998, from $2,147 million in the same period in 1997. EBITDA increased 14.6% to $3,409 million for the first six months of 1998 from $2,974 million for the six months ended June 30, 1997. The increases for both periods were driven by progress toward AT&T's company-wide cost reduction goals. In particular, streamlining of customer care and sales support functions, including significant headcount reductions contributed to the increases. Higher levels of depreciation accounted for the slower rate of EBIT growth as compared EBITDA.

OTHER ITEMS
Capital additions increased $191 million, or 23.3%, in the second quarter of 1998 compared to the second quarter of 1997. For the six months ended June 30, 1998, capital additions increased $413 million, or 31.5%, compared to the same period in 1997. Capital additions in the second quarter and for the first six months of 1998 include investment in AT&T's SONET program, the AT&T Digital Link product for local service and data networks.

Total assets increased $903 million, or 6.0%, to $15,933 million at June 30, 1998, from $15,030 million at December 31, 1997. The increase was primarily due to 1998 capital expenditures and the reallocation of shared network assets, partially offset by current year depreciation.

CONSUMER SERVICES
Consumer services results reflect sales of long-distance services (including domestic and international, inter- and intraLATA toll services, calling card and operator handled calling, and prepaid calling cards) and local service to residential customers.

                                           Three months
                                               ended
                                             June 30,               Change
$ in millions                          1998           1997        $        %
Revenue.............................$ 5,655        $ 5,873   $  (218)    (3.7)%

EBIT................................  1,568          1,058       510     48.1%
EBITDA..............................  1,738          1,250       488     38.9%

OTHER ITEMS
Capital additions...................$    64        $   152   $   (88)   (57.9)%



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                             Six months
                                               ended
                                             June 30,               Change
$ in millions                          1998           1997        $        %
Revenue.............................$11,283        $11,801   $  (518)    (4.4)%

EBIT................................  2,892          2,242       650     29.0%
EBITDA..............................  3,236          2,608       628     24.0%

OTHER ITEMS
Capital additions...................$   140        $   319   $  (179)   (56.2)%

                                  At June 30,    At Dec. 31,        Change
                                       1998           1997        $        %
Total assets*.......................$ 6,867        $ 7,923   $(1,056)   (13.3)%

* Includes allocated shared network assets of $3,100 and $4,168 at June 30, 1998 and December 31, 1997, respectively.


REVENUE
Consumer services revenue for the three months ended June 30, 1998, decreased $218 million, or 3.7%, compared to the three months ended June 30, 1997 on a low-single-digit decline in calling volumes. For the six months ended June 30, 1998, revenues decreased $518 million, or 4.4%, on a low-single-digit decline in calling volumes. The declines in revenue for the quarter and six months ended June 30, 1998, resulted in part from access cost reductions implemented in July 1997, which we have passed along to customers through lower basic rates and migration to more favorable calling plans. The controlled migration of customers to more favorable calling plans concurrent with reductions in the Company's cost structure is a key part of AT&T's strategy to retain profitable customers. As a result of this strategy, AT&T now has over 23 million customers on its One Rate plans, including more than 10 million on One Rate Plus. More than 75% of AT&T's consumer long-distance minutes were generated by customers on optional calling plans. Also, the Company's emphasis on high-value customers results in fewer customer acquisitions. While this approach continues to restrain revenue and volume growth, it is key to AT&T's strategy of optimizing its customer base for profitable future growth.

Competition in domestic and international long-distance markets, including the impact of dial around, contributed to the lower revenue and volume growth rates for the quarter and six months ended June 30, 1998, as did substitution of wireless services for calling card and other higher-priced long-distance services. Reductions in international long-distance pricing consistent with falling international settlement rates also contributed to the decrease in revenue.

AT&T's progress in intraLATA toll markets for the quarter and six months ended June 30, 1998 continues to offset part of the decline in revenue and volume. AT&T now competes in 42 states for presubscribed local toll service, has claimed double-digit market share in each state, and now has 11 million total subscribed intraLATA customers.


EBIT/EBITDA
EBIT was $1,568 million in the second quarter of 1998, an increase of 48.1% from $1,058 million in the second quarter of 1997. EBITDA increased 38.9% to $1,738


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

million for the three months ended June 30, 1998, from $1,250 million for the second quarter of 1997. For the first six months of 1998, EBIT increased 29.0% to $2,892 million and EBITDA increased $628 million, or 24.0%, to $3,236 million. These increases were driven primarily by reduced marketing and sales expenses. AT&T's focus on high-value customers has led to lower, yet more productive customer acquisition and retention spending. Simplification and consolidation of marketing messages has also generated substantial efficiencies, and consumer services has increased its use of alternate, more efficient distribution channels. To date, AT&T has received over 52 thousand on-line orders for various consumer services. For example, One Rate On-line offers activation, customer care and billing over the Internet with payment via credit card.

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

TOTAL WIRELESS SERVICES

                                            Three months
                                                ended
                                              June 30,            Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 1,243       $ 1,116    $ 127    11.4%

EBIT.................................    184           159       25    15.7%
EBIT excluding gain on SmarTone......     81           159      (78)  (49.1)%
EBITDA...............................    460           377       83    22.0%
EBITDA excluding gain on SmarTone....    357           377      (20)   (5.4)%

OTHER ITEMS
Capital additions....................$   245       $   794    $(549)  (69.1)%



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                             Six months
                                                ended
                                              June 30,            Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 2,356       $ 2,156    $ 200     9.2%

EBIT.................................    182           128       54    41.9%
EBIT excluding gain on SmarTone
 and two-way messaging charge........     79           288     (209)  (72.5)%
EBITDA...............................    711           623       88    14.1%
EBITDA excluding gain on SmarTone
 and two-way messaging charge........    608           703      (95)  (13.5)%

OTHER ITEMS
Capital additions....................$   413       $ 1,123    $(710)  (63.2)%

                                   At June 30,   At Dec. 31,      Change
                                        1998          1997       $       %
Total assets.........................$18,022       $18,540    $(518)   (2.8)%

REVENUE
Wireless services revenue grew $127 million, or 11.4%, in the second quarter of 1998 compared to the second quarter of 1997. Wireless services revenue grew $200 million, or 9.2%, in the first six months ended June 30, 1998, compared to the same period of 1997. The increases were driven by the overwhelming response to AT&T's Digital One Rate offer coupled with our ongoing focus on high-value customers. Interest in Digital One Rate helped generate a two-thirds increase in net subscriber additions in the second quarter of 1998 compared to the first quarter of 1998. The 325 thousand net adds for the second quarter of 1998 were a 19.1% increase over the year-ago quarter, the first year-over-year increase in net adds in six quarters. Digital One Rate is a key element of our ongoing efforts to acquire and retain profitable, high-value customers. This strategy has had a significant impact on average revenue per user (ARPU). In AT&T's 850 MHz markets, ARPU increased 8% to $54 in the second quarter from $50 in the first quarter - the largest sequential increase in AT&T's history. Year-over-year, ARPU declined only 7%, AT&T's smallest-ever percent decline in ARPU. Average revenue per user is not expected to increase further in 1998.

Migration of customers to digital service is another key element of AT&T's wireless strategy. Digital service generates lower network costs and improves customer retention. As of June 30, 1998, 45% of AT&T's 6.484 million consolidated subscribers used digital service, up from 35% one quarter ago and 21% at the end of the second quarter of 1997. Including partnership markets, the Company had over 3.4 million digital subscribers at the end of the second quarter of 1998.

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 15.4% to 8.750 million at June 30, 1998, from
7.584 million at June 30, 1997. At June 30, 1998, there were 1.345 million messaging subscribers compared to 1.231 million, or a 9.3% increase, compared to a year ago.


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the second quarter 1998 gain on the sale of SmarTone and the first quarter 1997 charge to exit the two-way messaging business.

EBIT was $81 million in the second quarter of 1998, a decrease of $78 million, or 49.1%, from $159 million in the second quarter of 1997. The decrease was due primarily to higher losses for new wireless services businesses in the current year compared to the prior year second quarter. EBIT for new wireless services businesses was negative $159 million in the second quarter of 1998, compared to negative $54 million in the second quarter of 1997. The decline was due primarily to the roll-out of additional markets. Core EBIT was $240 million in the second quarter of 1998, compared to $213 million for the same period last year. This represents an increase of 12.4% in core EBIT despite the costs to roll out Digital One Rate and the continuing proactive migration of customers to digital service.

EBIT was $79 million for the first six months of 1998, a decrease of $209 million, or 72.5%, from $288 million for the first six months of 1997. The decrease was due primarily to higher losses for new wireless services businesses in the current year compared to the prior year period. EBIT for new wireless services businesses was negative $315 million for first six months of 1998, compared to negative $99 million for the first six months of 1997. The decline was due primarily to the roll-out of additional markets. Core EBIT was $394 million for the first six months of 1998, compared to $387 million for the same period last year.

EBITDA was $357 million in the second quarter of 1998, a decrease of $20 million, or 5.4%, from $377 million in the second quarter of 1997. EBITDA for new wireless services businesses was negative $114 million in the second quarter of 1998, compared to negative $49 million in the second quarter of 1997. The decline was due primarily to the roll-out of additional markets. Core EBITDA was $471 million in the second quarter, compared to $426 million for the same period last year. AT&T's focus on high-value customers, which reduces acquisition expenses directed at less profitable customers, helped drive the increase in core EBITDA.

EBITDA was $608 million in the first six months of 1998, a decrease of $95 million, or 13.5%, from $703 million for the first six months of 1997. EBITDA for new wireless services businesses was negative $226 million for the first six months of 1998, compared to negative $83 million for the first six months of 1997. The decline was due primarily to the roll-out of additional markets. Core EBITDA was $834 million for the first six months, compared to $786 million for the same period last year.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER ITEMS
Capital additions decreased $549 million to $245 million for the three month period ended June 30, 1998, compared with $794 million for the second quarter of 1997. Capital additions decreased $710 million to $413 million for the six month period ended June 30, 1998, compared with $1,123 million for the same period in 1997. These decreases were primarily due to the completion of the majority of AT&T's 1.9 GHz market buildouts. Capital spending for the quarter and year-to-date periods ended June 30, 1998 was directed primarily at expanding coverage in new and traditional markets.

NEW WIRELESS SERVICES BUSINESSES

                                           Three months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$   53         $    3   $  50     NMF

EBIT.................................  (159)           (54)   (105)  (194.6)%
EBITDA...............................  (114)           (49)    (65)  (131.7)%

OTHER ITEMS
Capital additions....................$  117         $  615   $(498)   (80.8)%

                                                                Six months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$   83         $    5   $  78     NMF

EBIT.................................  (315)          (259)    (56)   (21.6)%
EBIT excluding two-way charge........  (315)           (99)   (216)  (219.0)%
EBITDA...............................  (226)          (163)    (63)   (38.2)%
EBITDA excluding two-way charge......  (226)           (83)   (143)  (171.7)%

OTHER ITEMS
Capital additions....................$  199         $  783   $(584)   (74.5)%

                                  At June 30,    At Dec. 31,     Change
                                       1998           1997      $        %
Total assets.........................$4,394         $4,417   $ (23)    (0.5)%


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORE WIRELESS SERVICES

                                           Three months
                                               ended
                                             June 30,             Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 1,190        $ 1,113  $   77     6.8%

EBIT.................................    343            213     130    60.8%
EBIT excluding gain on SmarTone......    240            213      27    12.4%
EBITDA...............................    574            426     148    34.5%
EBITDA excluding gain on SmarTone....    471            426      45    10.3%

OTHER ITEMS
Capital additions....................$   128        $   179  $  (51) ( 29.0)%

                                                                Six months
                                               ended
                                             June 30,             Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 2,273        $ 2,151  $  122     5.6%

EBIT.................................    497            387     110    28.4%
EBIT excluding gain on SmarTone......    394            387       7     1.7%
EBITDA...............................    937            786     151    19.1%
EBITDA excluding gain on SmarTone....    834            786      48     6.0%

OTHER ITEMS
Capital additions....................$   214        $   340  $ (126)  (37.3)%

                                   At June 30,    At Dec. 31,     Change
                                        1998           1997      $       %
Total assets.........................$13,628        $14,123  $ (495)   (3.5)%


                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER AND CORPORATE
Other and corporate includes AT&T Solutions, international operations and ventures, on-line services such as AT&T WorldNet, other businesses, and corporate operations.

                                            Three months
                                                ended
                                              June 30,               Change
$ in millions                              1998        1997         $       %
Revenue................................$    537     $   527   $     10     1.9%

EBIT...................................  (3,109)       (700)    (2,409) (344.1)%
EBIT excluding restructuring charges...    (366)       (700)       334    47.7%
EBITDA.................................  (3,020)       (597)    (2,423) (404.9)%
EBITDA excluding restructuring charges.$   (277)    $  (597)  $    320    53.6%

OTHER ITEMS
Capital additions......................$    154     $   279   $   (125)  (44.8)%

                                            Six months
                                               ended
                                              June 30,               Change
$ in millions                              1998        1997         $       %
Revenue................................$  1,094     $   987   $    107    10.8%

EBIT...................................  (3,544)     (1,238)    (2,306) (186.2)%
EBIT, excluding certain gains,
  charges and reserve reversal.........    (867)     (1,338)       471    35.2 %
EBITDA.................................  (3,339)     (1,051)    (2,288) (217.4)%
EBITDA, excluding certain gains,
  charges and reserve reversal.........$   (662)    $(1,151)  $    489    42.5%

OTHER ITEMS
Capital additions......................$    245     $   489   $   (244)  (49.9)%

                                      At June 30, At Dec. 31,        Change
                                           1998        1997         $       %
Total assets...........................$ 16,625     $16,041   $    584     3.6%

REVENUE
In the second quarter of 1998, other and corporate revenue increased $10 million, or 1.9%, from the second quarter of 1997. The revenue growth in the second quarter was primarily due to increased revenue from AT&T Solutions, international operations and ventures and AT&T WorldNet. These increases were partially offset by a decrease in revenue from AT&T Solutions Customer Care, which was sold on March 3, 1998. For the six months ended June 30, 1998, other and corporate revenue increased $107 million, or 10.8%, compared to the same period of 1997. The revenue growth in the first half of 1998 compared to the same period in 1997 was primarily due to increases in AT&T Solutions, AT&T WorldNet and international operations and ventures, partially offset by a decrease in revenue from AT&T Solutions Customer Care.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the impact of the 1998 asset impairment and restructuring charges, the 1998 gains on the sales of LIN-TV and AT&T Solutions Customer Care as well as the first quarter 1997 reversal of pre-1995 restructuring reserves.

EBIT and EBITDA improved by $334 million, or 47.7%, and $320 million, or 53.6%, respectively, in the second quarter of 1998 compared to the second quarter of 1997. The quarter over quarter improvements in both EBIT and EBITDA were primarily due to increased interest income from temporary cash investments, an improvement at international operations, reductions in corporate overhead and improvements at AT&T Solutions and AT&T WorldNet. EBIT and EBITDA improved by $471 million, or 35.2%, and $489 million, or 42.5%, respectively in the first six months of 1998 compared to the six months ended June 30, 1997. The improvements for the six months ended June 30, 1998, compared to the same period in 1997, were primarily due to an improvement at international operations, increased interest income on temporary cash investments and improvements at AT&T Solutions and AT&T WorldNet and reductions in corporate overhead.

ELIMINATIONS
Eliminations reflects the elimination of revenue and profit generated by the sale of services between business segments. The sale of business long-distance services to other AT&T units generates nearly all of the eliminated revenue. Revenue eliminations in the quarter were negative $277 million, a 19.6% reduction compared to the second quarter of 1997, primarily due to the sale of AT&T Solutions Customer Care. EBIT and EBITDA were both negative $8 million for the second quarter of 1998. Revenue eliminations for the six months ended June 30, 1998 were negative $617 million. EBIT and EBITDA were both negative $11 million for the six months ended June 30, 1998.

SUPPLEMENTAL DISCLOSURES

LOCAL SERVICES
Local services for business and residential customers are included as part of AT&T's business services and consumer services segments. Also included within local are the costs associated with corporate staff dedicated to AT&T's local services effort. (These costs are reported as part of other and corporate.)

                                           Three months
                                               ended
                                             June 30,           Change
$ in millions                          1998           1997     $       %
Revenue..............................$   54         $    9  $  45   545.3%

EBIT.................................  (188)          (229)    41    18.3%
EBITDA...............................  (156)          (214)    58    27.6%

OTHER ITEMS
Capital additions....................$  137         $  164  $ (27)  (16.5)%

                                                        AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                             Six months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997     $       %
Revenue..............................$   91         $   13  $  78    624.2%

EBIT.................................  (993)          (367)  (626)  (170.2)%
EBIT excluding asset impairment
   charge............................  (392)          (367)   (25)    (6.6)%
EBITDA...............................  (937)          (342)  (595)  (173.5)%
EBITDA excluding asset impairment
   charge............................  (336)          (342)     6      1.9%

OTHER ITEMS
Capital additions....................$  277         $  228  $  49     21.5%

                                  At June 30,    At Dec. 31,     Change
                                       1998           1997     $        %
Total assets.........................$1,291         $1,637  $(346)   (21.1)%

REVENUE
In the second quarter of 1998, revenue increased to $54 million, up from $9 million in the second quarter of 1997. For the first six months of 1998, revenue increased to $91 million, up from $13 million in the same period of last year. Revenue consists primarily of services sold to residential customers on a TSR basis and AT&T Digital Link (ADL) service for business customers. Growth for total local services in the second quarter and first six months of 1998 was primarily due to increased revenue from an increased customer base. AT&T's merger with TCG is designed to accelerate the Company's penetration on the business local exchange market, while the pending acquisition of TCI is intended to address the consumer local exchange market.

AT&T continues to provide local service on a TSR basis to approximately 375,000 residential customers. However, the Company has discontinued marketing TSR because the Company's in-market experiences and results have proven that the TSR solution in not economically viable for the short-term or the long-term. AT&T continues to seek alternative methods of providing local service to residential customers. In the first quarter of 1998 AT&T recorded a pre-tax charge of $601 million related to the Company's decision not to pursue Total Service Resale
(TSR) as a local service strategy. AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the merger of TCG and the pending merger with TCI. These reviews may result in additional charges.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the impact of the first quarter 1998 asset impairment charge.

EBIT was negative $188 million in the second quarter of 1998, an improvement of 18.3% from negative $229 million in the second quarter of 1997. EBITDA was negative $156 million in the second quarter of 1998, an improvement of 27.6% compared to the second quarter of 1997. These improvements were primarily due to the Company's decision not to pursue the sale of local on a TSR basis. EBIT was negative $392 million for the six months ended June 30, 1998. This is a decrease of 6.6% from negative $367 million for the same period of 1997. This decline is mainly due to an increase in depreciation and amortization expenses primarily due to increased investment in AT&T Digital Link. EBITDA improved 1.9% to negative $336 million for the six months ended June 30, 1998 from negative $342 million for the same period of 1997. This improvement was primarily due to the Company's decision not to pursue the sale of local on a TSR basis.

OTHER ITEMS
Capital additions were $137 million in the second quarter of 1998, compared to $164 million in the same period last year. Capital additions were $277 million for the six month period ended June 30, 1998, compared to $228 million in the same period last year. Capital spending for local services was primarily related to AT&T Digital Link and other facilities-based local service options.

Total assets were $1,291 million at June 30, 1998, a decrease of $346 million, or 21.1%, compared to $1,637 million at December 31, 1997. The decrease is due primarily to the first quarter write-down of software.

NEW WIRELESS SERVICES BUSINESSES
Information related to AT&T's new wireless services businesses is included in the wireless services' segment discussion.

AT&T SOLUTIONS
AT&T Solutions is comprised of AT&T's outsourcing, network integration and multi-media call center businesses. (The results of AT&T Solutions are included in other and corporate.)

                                           Three months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$  241         $  186   $  55    29.5%

EBIT.................................    (1)           (50)     49    97.6%
EBITDA...............................    35            (13)     48   361.9%

OTHER ITEMS
Capital additions....................$   30         $   20   $  10    51.4%



                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                            Six months
                                               ended
                                             June 30,             Change
$ in millions                          1998           1997      $       %

Revenue..............................$  459         $  342   $ 117    34.0%

EBIT.................................   (13)          (103)     90    87.4%
EBITDA...............................    56            (29)     85   289.1%

OTHER ITEMS
Capital additions....................$   50         $   37   $  13    35.4%

                                  At June 30,    At Dec. 31,      Change
                                       1998           1997      $       %
Total assets.........................$  549         $  576   $ (27)   (4.7)%

REVENUE
Revenue grew 29.5% to $241 million in the second quarter of 1998 compared with revenue of $186 million in the second quarter of 1997. For the six months ended June 30, 1998, revenue grew 34.0% to $459 million. Revenue growth in both periods is due primarily to the outsourcing business. The unit currently has more than $3 billion under contract with such clients as United Healthcare, Textron, J.P. Morgan, Merrill Lynch, and MasterCard International. AT&T Solutions manages AT&T's internal network infrastructure, an operation which, while not included in the unit's revenue, provides information technology services and generated $394 million in internal billings for the second quarter of 1998 and $780 million for the first six months of 1998.

EBIT/EBITDA
EBIT was negative $1 million in the second quarter of 1998, an improvement of 97.6% from negative $50 million in the second quarter of 1997. EBITDA was $35 million for the three months ended June 30, 1998, up from negative $13 million for the second quarter of 1997. For the six months ended June 30, 1998, EBIT was a negative $13 million. This is an improvement of 87.4% from negative $103 million for the same period in 1997. For the six months ended June 30, 1998, EBITDA was $56 million. This is an increase of 289.1% from negative $29 million for the same period of 1997. The increases in both EBIT and EBITDA for the quarter and year over year are due to revenue growth and improvements in cost structure. AT&T Solutions remains on target to turn profitable by the end of 1998.

OTHER ITEMS
Total assets were $549 million at June 30, 1998, compared to $576 million at December 31, 1997. Approximately 50% of total assets in the first six months of 1998 were related to servicing the internal network infrastructure of AT&T.


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

                                           Three months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$   83         $   51    $ 32    62.6%

EBIT.................................  (115)          (152)     37    23.9%
EBITDA...............................  (104)          (145)     41    28.4%

OTHER ITEMS
Capital additions....................$   12         $   15    $ (3)  (21.8)%

                                            Six months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$  162         $   91    $ 71    77.8%

EBIT.................................  (224)          (311)     87    27.9%
EBITDA...............................  (199)          (297)     98    33.2%

OTHER ITEMS
Capital additions....................$   19         $   27    $ (8)  (29.9)%

                                  At June 30,    At Dec. 31,     Change
                                       1998           1997      $       %
Total assets.........................$  359         $  334    $ 25     7.4%

REVENUE
Revenue grew $32 million, or 62.6%, in the second quarter of 1998 compared with the second quarter of 1997. For the six months ended June 30, 1998, revenue was $162 million. This is an increase of 77.8% compared to the $91 million in revenue for the six months ended June 30, 1997. The increases were due primarily to continued growth in AT&T WorldNet's residential subscriber base and the expiration of AT&T WorldNet's free-pricing promotion that was offered in 1997. WorldNet subscribers were 1.095 million at June 30, 1998, up from .923 million at June 30, 1997. This is an increase of 18.6% compared to the prior year. Average revenue per customer continues to increase due to the expiration of AT&T WorldNet's initial promotional price programs in favor of regular monthly rates of $9.95 and $19.95. AT&T Web Site Services has approximately 9 thousand hosted sites at the end of the second quarter of 1998 compared with approximately 4 thousand at the end of the second quarter of 1997.

AT&T continues to explore new ways of growing its internet access business, primarily through AT&T WorldNet and other on-line businesses. In the first quarter of this year AT&T announced a long-distance offer targeting internet

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

access customers. Also, beginning in the first quarter, AT&T WorldNet customers were able to sign up for long-distance services via AT&T's web site and receive a rate of nine cents per minute. The second quarter was highlighted by AT&T's cross-marketing agreements with top Internet search engines Lycos, Excite, Yahoo! and Inofseek. Visitors to each of these sites can now make on-line purchases of AT&T services. These sites will also offer AT&T's new IP-communications applications such as anonymous voice chat and click-to-dial directories. The first of these services, AT&T Chat-n-Talk and AT&T Click-2-Dialsm, were introduced in June. AT&T also announced an agreement with Checkfree that will enable AT&T customers to view and pay their communications bills on the Internet.

EBIT/EBITDA
EBIT was negative $115 million in the second quarter of 1998, an improvement of 23.9% from negative $152 million in the second quarter of 1997. EBITDA improved 28.4% to negative $104 million for the three months ended June 30, 1998 from negative $145 million for the second quarter of 1997. EBIT was negative $224 million for the six period ended June 30, 1998, an improvement of 27.9% from negative $311 million in the same period of 1997. EBITDA improved 33.2% to negative $199 million for the six months ended June 30, 1998 from negative $297 million for the same period in 1997. The improvements in both EBIT and EBITDA were primarily due to revenue growth and cost efficiencies in AT&T WorldNet.

INTERNATIONAL OPERATIONS AND VENTURES
International operations and ventures includes AT&T's consolidated foreign operations, the Company's transit and reorigination businesses, on-line services in the Asia/Pacific region, as well as the equity earnings/losses of AT&T's non-consolidated joint ventures. International operations and ventures does not include bilateral international long-distance traffic. (The results of international operations and ventures are included in other and corporate.)

                                           Three months
                                               ended
                                             June 30,            Change
$ in millions                          1998           1997      $       %
Revenue..............................$  201         $  168   $  33    20.0%

EBIT.................................   (58)          (133)     75    56.3%
EBITDA...............................   (42)          (114)     72    63.0%

OTHER ITEMS
Capital additions....................$   18         $  162   $(144)  (88.9)%

                                             Six months
                                                ended
                                              June 30,           Change
$ in millions                          1998           1997      $       %
Revenue..............................$  380         $  316   $  64    20.4%

EBIT.................................  (121)          (261)    140    53.6%
EBITDA...............................   (88)          (228)    140    61.6%

OTHER ITEMS
Capital additions....................$   49         $  308   $(259)  (84.2)%

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                  At June 30,    At Dec. 31,     Change
                                       1998           1997      $       %
Total assets.........................$1,536         $1,837   $(301)  (16.4)%


REVENUE
Revenue grew 20.0% to $201 million in the second quarter of 1998 as compared to $168 million for the same period last year. Revenue for the six months ended June 30, 1998 increased 20.4% to $380 million compared to $316 million for the same period last year. These increases were driven by growth in AT&T Communications Services UK and reorigination, partially offset by declines in certain non-strategic businesses, some of which were exited since the second quarter of 1997. Revenue from continuing strategic international operations grew 55.9% in the second quarter of 1998 compared to the second quarter of 1997. For the six month period ended June 30, 1998, revenue from continuing strategic international operations grew 60.5% compared to the same period in 1997.

EBIT/EBITDA
EBIT was negative $58 million in the second quarter of 1998, an improvement of 56.3% from negative $133 million in the second quarter of 1997. EBITDA improved 63.0% to negative $42 million for the three months ended June 30, 1998, from negative $114 million for the second quarter of 1997. The improvements were primarily due to increased revenue, decreased equity losses on unconsolidated operations and the continued exiting of non-strategic businesses.

For the six months ended June 30, 1998, EBIT was negative $121 million, an improvement of 53.6% from negative $261 million in the same period in 1997. EBITDA improved 61.6% to negative $88 million for the first six months of 1998 compared to negative $228 million in the first six months of 1997. The improvements were primarily due to increased revenue, the continued exiting of non-strategic businesses and decreased equity losses on unconsolidated operations.

Management is currently assessing the impact, of the announcement  regarding the
joint  venture  to  be  formed  with  British   Telecommuncations  PLC  (BT)  on
international operations and ventures.

OTHER ITEMS
Total assets were $1,536 million at June 30, 1998, compared to $1,837 million at December 31, 1997. The decrease is due primarily to a decrease in cash.





                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

JUNE 30, 1998 VERSUS DECEMBER 31, 1997

                                      June 30,   December 31,    Change
$ in millions                           1998          1997      $        %
Total assets.........................$57,447       $58,635  $(1,188)   (2.0)%
Total assets-continuing operations...$57,447       $57,534  $   (87)   (0.2)%

Total assets decreased $1,188 million, or 2.0%, primarily due to our efforts to divest non-strategic assets. These efforts generated declines in other and long-term receivables, net assets from discontinued operations, investments and property, plant, and equipment, partially offset by an increase in cash. The decrease in other and long-term receivables is due primarily to repayment of loans by UCS as part of the settlement for our April 2, 1998 sale to Citicorp. The decrease in net assets from discontinued operations also reflects the sale of UCS. The decline in investments is primarily due to the sales of LIN-TV and SmarTone. The decrease in property, plant, and equipment is primarily due to the first quarter local asset impairment charge and the sale of AT&T Solutions Customer Care. The increase in cash is mainly due to cash received from Citibank in the second quarter 1998 related to the sale of UCS.

Total liabilities decreased $2,429 million, or 6.8%, primarily due to declines in debt, deferred income taxes, and payroll and benefit liabilities, partially offset by increases in long-term benefit-related liabilities and other current liabilities. The decreases in both short-term and long-term debt reflect the paydown of debt with the proceeds from the sales of UCS, LIN-TV and AT&T
Solutions Customer Care. The decrease in deferred income taxes primarily reflects the impact of the asset impairment and restructuring charges. The decline in payroll and benefit related liabilities primarily reflects annual first quarter payout of employee bonuses and the reversal of a portion of the 1995 business restructuring reserve. The increase in long-term benefit-related liabilities is primarily due to the second quarter charges associated with the voluntary retirement incentive program for management employees. The charge for pension special termination benefits and other costs resulted in the establishment of a liability for the Management Pension Plan. The increase in other current liabilities is mainly due to an increase in accrued income taxes primarily associated with the sale of UCS.

Total shareowners' equity increased $1,241 million, or 5.5%, primarily due to current year's net income partially offset by dividends declared.

The ratio of total debt to total capital, (defined as debt divided by total capital) at June 30, 1998, was 22.9% compared to 32.3% at December 31, 1997. The decrease was primarily the result of lower debt. If AT&T used its available cash to retire the outstanding debt, there would be no debt remaining at June 30, 1998.


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

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 1998, VERSUS SIX MONTHS ENDED JUNE 30, 1997

Cash flows provided by operating activities of continuing operations for the six months ended June 30, 1998, were $3,798 million. This represents an increase of $1,073 million compared to the first six months of 1997. The increase in operating cash flow was driven primarily by a $1,099 million increase in income from continuing operations excluding the asset impairment and restructuring charges and the gains on sales which have essentially no impact on operating cash flows.

For the six months ended June 30, 1998, cash provided by investing activities of $8,750 million increased $10,544 million due primarily to the UCS sale on April 2, 1998, for which we received $5,722 million in settlement of receivables as well as $3,500 million in proceeds from the sale. Additionally, in 1998 we received $742 million, $625 million and $183 million from the sales of LIN-TV, AT&T Solutions Customer Care and SmarTone, respectively.

Net cash used in financing activities of $5,030 million increased $4,110 million from $920 million for the first six months of 1997. This primarily reflects the use of cash received from 1998 asset dispositions to paydown commercial paper.

In July 1998, AT&T's Board of Directors authorized an open market share repurchase program to repurchase up to $3 billion of AT&T common stock. We began repurchasing shares in the third quarter of 1998 and intend to reissue the repurchased shares as part of the shares to be issued in connection with the TCI merger.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT PRONOUNCEMENTS
Beginning with the 1998 annual report we will adopt Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this standard requires the annual disclosure of: information concerning revenues derived from the enterprise's products or services; countries in which it earns revenues or holds assets, and major customers.

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. For AT&T this means that the standard is effective for the 1998 annual report. Since the standard applies only to the presentation of pension and other postretirement benefit information, it will not have any impact on AT&T's results of operations, financial position or cash flows.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T this means that the standard must be adopted no later than January 1, 2000. Management does not expect the adoption of this standard to have a material impact on AT&T's results of operations, financial position or cash flows.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER DEVELOPMENTS
On July 23, 1998, AT&T completed the merger with TCG, pursuant to an agreement and plan of merger dated January 8, 1998. Each share of TCG common stock was exchanged for 0.943 of AT&T common stock. We issued approximately 181.6 million shares in the transaction. The merger will be accounted for as a pooling of interests. In August of 1998, AT&T repurchased approximately $1 billion of TCG's debt. The early extinguishment of this debt will result in a pre-tax charge to AT&T of approximately $230 million and will be recorded as an extraordinary item.

On March 3, 1998, AT&T agreed to sell WOOD-TV,  its television  station in Grand
Rapids,   Michigan,   for  approximately   $123  million,   subject  to  certain
adjustments, which is expected to close in the third quarter of 1998.

On June 24, 1998, AT&T signed a definitive merger agreement with TCI for an all-stock transaction valued at approximately $48 billion. Under the agreement, AT&T will issue 0.7757 shares of AT&T common stock for each share of TCI Group Series A common stock and 0.8533 shares of AT&T common stock for each share of TCI Group Series B stock. Immediately following the acquisition, AT&T will combine its current consumer long-distance, wireless and Internet services businesses with TCI's cable, telecommunications and high speed Internet businesses to create AT&T Consumer Services. The Company plans to create a separate class of AT&T stock to represent the economic interest of AT&T Consumer Services. The transaction, which is subject to regulatory, shareowner and other approvals, is expected to be completed in the first half of 1999. Also announced was TCI's intention to combine Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. Upon closing of the AT&T/TCI merger, the shareowners of the new Liberty Media Group will be issued separate tracking stock by AT&T in exchange for the shares currently held in Liberty Media Group and TCI Ventures Group.

AT&T and BT announced on July 26, 1998 that they will create a global venture to serve the complete communications needs of multinational companies and the international calling needs of individuals and businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine trans-border assets and operations of each company, including their existing international networks, all of their international traffic, all of their border products for business customers - including an expanding set of Concert services - and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, including receipt of regulatory approvals, the closing of the merger between MCI Communications Corporation
(MCI) and WorldCom, Inc. and the purchase by BT of MCI's interest in Concert and the final negotiation and execution of definitive documents. The transaction is expected to be completed within 12 months.

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

                                                        AT&T Form 10-Q - Part II

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)


Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on May 20, 1998.

(b)      Election of Directors*
                                                   Votes
                                                 (Millions)

      Nominee                             For               Withheld

C. Michael Armstrong                     1,278                 12
Kenneth T. Derr                          1,277                 13
M. Kathryn Eickhoff                      1,277                 13
Walter Y. Elisha                         1,277                 13
George M. C. Fisher                      1,278                 12
Donald V. Fites                          1,278                 12
Ralph S. Larsen                          1,278                 12
Donald F. McHenry                        1,277                 13
Michael I. Sovern                        1,276                 14
John R. Walter                           1,276                 14
Thomas H. Wyman                          1,278                 12

*In July 1998, Sanford I. Weill was elected as a member of the board of directors.

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated March 26, 1998.

(i)      Ratification of Auditors
                                     For          Against        Abstain

Ratification of the firm            1,280             5              5
of Coopers & Lybrand L.L.P.        (99.21%)        (.37%)         (.42%)
as the independent auditors
to audit the registrant's
financial statements for
the year 1998.(*)

(ii)     Directors Proposals                                             Broker
                                 For         Against       Abstain     Non-Votes

That the Shareholders           1,134          145            11
approve an increase in         (87.91%)     (11.23%)        (.86%)
the number of authorized
common shares.(**)

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

                                                        AT&T Form 10-Q - Part II



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)



(iii) Shareholder Proposals


                                                                         Broker
                                 For         Against       Abstain     Non-Votes

That the Company provide           90          970            30          200
a summary of each dir-          (8.27%)     (88.98%)       (2.75%)
ector's record on
important matters.(*)


That the board take the            37        1,022            31          200
necessary steps to change       (3.43%)     (93.73%)       (2.84%)
the Annual Meeting date
to the third Wednesday of
April. (*)


That board amend the              537          528            25          200
current policy on con-         (49.25%)     (48.44%)       (2.31%)
fidential stockowner
voting to include all
votes whatsoever and
to be in a form that
would require a majority
vote of the stockholders
to amend.(*)


That the board adopt a            216          849            25          200
policy that no future           (19.8%)      (77.9%)        (2.3%)
employment contracts (or
amendments to existing
contracts) will be entered
into which provide for
severance compensation or
benefits amounting to more
than $3 million, without
specific shareholder
approval in advance.(*)



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

                       3(ii)   By-Laws

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

(b)           Reports on Form 8-K

              Form 8-K dated January 8, 1998 was filed pursuant to Item 2 (Acquisitions or Dispositions of Assets) and Item 7 (Financial Statements and Exhibits). Form 8-K dated March 2, 1998 was filed pursuant to Item 5 (Other Events) and Item 7. Form 8-K dated June 23, 1998 was filed pursuant to Item 5 and Item 7.

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




                                   AT&T Corp.



                                   /s/  M. B. Tart
                                   ------------------------------
                                   By:  M. B. Tart
                                        Vice President and Controller
                                        (Principal Accounting Officer)



Date:  August 11, 1998


                                                                  AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number

 3(II)                         By-Laws as amended on February 28, 1998

12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule