Form 10-Q
period 1998-09-30
AT&T CORP
filed 1998-11-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


         At October 31, 1998, 1,753,577,000 common shares were outstanding

                                                         AT&T Form 10-Q - Part I


                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                  For the Three    For the Nine
                                                  Months Ended     Months Ended
                                                  September 30,    September 30,
                                                 1998      1997    1998     1997

Revenues...................................   $13,653   $13,090 $39,695  $38,674

Operating Expenses
Access and other interconnection...........     3,819     3,975  11,649   12,488
Network and other
 communications services...................     2,515     2,455   7,268    7,067
Depreciation and amortization .............     1,194     1,019   3,388    2,927
Selling, general and administrative .......     3,330     3,894  10,419   11,347
Restructuring and other charges............      (517)        -   2,827        -
Total operating expenses ..................    10,341    11,343  35,551   33,829

Operating income...........................     3,312     1,747   4,144    4,845

Other income - net ........................       156       132   1,169      371
Interest expense ..........................       114        75     322      241
Income from continuing operations
 before income taxes ......................     3,354     1,804   4,991    4,975
Provision for income taxes ................     1,258       726   1,840    1,977
Income from continuing operations .........     2,096     1,078   3,151    2,998
Income from discontinued operations
 (net of taxes of $0, $6, $6, and $49).....         -        20      10       89
Gain on sale of discontinued operations
 (net of taxes of $0, $43, $799 and $43)...         -        66   1,290       66
Income before extraordinary loss...........     2,096     1,164   4,451    3,153
Extraordinary loss (net of taxes of $80)...       137         -     137        -

Net income ................................   $ 1,959   $ 1,164 $ 4,314  $ 3,153

Weighted average common shares and
 potential common shares (millions)*.......     1,804     1,787   1,810    1,784

Per common share - basic:
 Income from continuing operations ........   $  1.17   $  0.60 $  1.76  $  1.69
 Income from discontinued operations.......         -      0.01    0.01     0.04
 Gain on sale of discontinued operations...         -      0.04     .71     0.04
 Extraordinary loss........................     (0.08)        -   (0.08)       -
 Net income ...............................   $  1.09   $  0.65 $  2.40  $  1.77

Per common share - diluted:
 Income from continuing operations ........   $  1.16   $  0.60 $  1.74  $  1.69
 Income from discontinued operations.......         -      0.01       -     0.04
 Gain on sale of discontinued operations...         -      0.04    0.71     0.04
 Extraordinary loss........................     (0.07)        -   (0.07)       -
 Net income ...............................   $  1.09   $  0.65 $  2.38  $  1.77

Dividends declared per common share........   $  0.33   $  0.33 $  0.99  $  0.99

*Amounts represent the weighted-average shares assuming dilution from the potential exercise of stock options. Amounts are reduced by 13 million, 2 million, 15 million, and 5 million for the three month and nine month periods ended September 30, 1998, and 1997, respectively, assuming no dilution.

              See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                    September 30,   December 31,
                                            1998           1997
ASSETS

Cash and cash equivalents .............. $ 4,190        $   318

Marketable securities...................       -            307

Receivables, less allowances
  of $1,029 and $988
  Accounts receivable...................   8,979          8,675
  Other receivables.....................     404          5,684

Deferred income taxes...................   1,398          1,252

Other current assets....................     592            541

Total current assets....................  15,563         16,777

Property, plant and equipment, net
  of accumulated depreciation of
  $24,718 and $22,233 ..................  25,093         24,203

Licensing costs, net of accumulated
  amortization of $1,219 and $1,076.....   8,079          8,368

Investments.............................   3,430          3,866

Long-term receivables...................     671          1,794

Prepaid pension costs...................   2,022          2,156

Other assets............................   3,303          2,830

Net assets of discontinued operation....       -          1,101

TOTAL ASSETS............................ $58,161        $61,095

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                    September 30,  December 31,
                                            1998          1997
LIABILITIES
Accounts payable.......................  $ 5,768       $ 6,402
Payroll and benefit-related
  liabilities..........................    1,571         2,390
Debt maturing within one year..........    1,009         4,085
Dividends payable......................      581           538
Other current liabilities..............    5,794         3,902

Total current liabilities..............   14,723        17,317

Long-term debt.........................    6,079         7,857
Long-term benefit-related liabilities..    4,825         3,142
Deferred income taxes..................    5,075         5,711
Other long-term liabilities and
  deferred credits.....................    3,392         3,390

Total liabilities .....................   34,094        37,417

SHAREOWNERS' EQUITY
Common shares - par value $1 per share.    1,754         1,789
  Authorized shares: 6,000,000,000
  Outstanding shares:
  1,753,668,000 at September 30, 1998;
  1,789,013,000 at December 31, 1997
Additional paid-in capital.............   15,170        17,121
Guaranteed ESOP obligation.............      (44)          (70)
Retained earnings......................    7,253         4,876
Accumulated other comprehensive
  income...............................      (66)          (38)

Total shareowners' equity..............   24,067        23,678

TOTAL LIABILITIES & SHAREOWNERS' EQUITY  $58,161       $61,095

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (Dollars in Millions)
                                   (Unaudited)


                                                 For the Nine Months Ended
                                                         September 30,
                                                   1998                1997

Common Shares
  Balance at beginning of year.............. $ 1,789             $ 1,774
  Shares issued(acquired), net:
    Under employee plans....................       2                   2
    Under shareowner plans..................       -                   -
    For acquisitions........................     (37)                  5
Balance at end of period....................   1,754               1,781

Additional Paid-In Capital
  Balance at beginning of year..............  17,121              16,624
  Shares issued(acquired), net:
    Under employee plans....................      65                  49
    Under shareowner plans..................       -                   9
    For acquisitions........................  (2,110)                 89
    Other...................................      94                  24
Balance at end of period....................  15,170              16,795

Guaranteed ESOP Obligation
  Balance at beginning of year..............     (70)                (96)
  Amortization..............................      26                  25
Balance at end of period....................     (44)                (71)

Retained Earnings
  Balance at beginning of year..............   4,876               2,790
  Net income................................   4,314  $4,314       3,153 $3,153
  Dividends declared........................  (1,651)             (1,609)
  Treasury shares issued at less than cost..    (289)                (86)
  Other changes.............................       3                   5
Balance at end of period....................   7,253               4,253

Accumulated Other Comprehensive Income
  Balance at beginning of year..............     (38)                  -
  Other comprehensive income
    (net of taxes of ($57) and ($6)) .......     (28)    (28)        (22)   (22)
  Total Comprehensive Income................          $4,286             $3,131
Balance at end of period....................     (66)                (22)

Total Shareowners' Equity................... $24,067             $22,736

                  See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1998      1997
Operating Activities
Net income ...............................     $ 4,314   $ 3,153
Deduct: Income from discontinued
          operations .....................          10       155
        Gain on sale of discontinued
          operation.......................       1,290         -
Add:    Extraordinary loss on retirement
          of debt, net....................         137         -
Income from continuing operations ........       3,151     2,998
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Restructuring and other charges........       2,732         -
   Gains on sales.........................        (770)      (97)
   Depreciation and amortization..........       3,388     2,927
   Provision for uncollectibles...........       1,050     1,185
   Increase in accounts receivable........      (1,414)     (974)
   (Decrease)increase in accounts payable.        (366)      173
   Net increase in other operating
     assets and liabilities...............         (65)     (439)
   Other adjustments for noncash
     items - net..........................        (865)      (76)

Net cash provided by operating
  activities of continuing operations.....       6,841     5,697

Investing Activities
  Capital expenditures....................      (4,979)   (5,088)
  Proceeds from sale of
    property, plant and equipment.........          56        78
  Decrease in other receivables...........       6,403       434
  Acquisitions of licenses, net...........         (53)     (402)
  Decrease in marketable securities.......         307       291
  Net decrease(increase) in investments...       1,186      (160)
  Net dispositions, net of cash acquired..       4,119     1,507
  Other investing activities - net........         (74)      (97)

Net cash provided by(used in) investing
  activities of continuing operations.....       6,965    (3,437)

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I


                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1998      1997

Financing Activities
  Proceeds from long-term debt issuance..           17         -
  Retirements of long-term debt..........       (2,230)     (631)
  Acquisition of common shares - net.....       (3,203)      (11)
  Dividends paid.........................       (1,608)   (1,605)
  (Decrease)increase in short-term
    borrowings - net.....................       (3,030)      126
  Other financing activities - net.......           28        45
Net cash used in financing activities
  of continuing operations...............      (10,026)   (2,076)
Net cash provided by(used in)
  discontinued operations................           92       (12)

Net increase in cash and
  cash equivalents.......................        3,872       172

Cash and cash equivalents
  at beginning of year...................          318       196

Cash and cash equivalents
  at end of period.......................      $ 4,190   $   368



                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. ("AT&T" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments, necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 8-K filed on October 16, 1998, which includes AT&T's restated consolidated financial results for the year ended December 31, 1997, as well as for the six months ended June 30, 1998. These financial results were restated to reflect the July 23, 1998, merger with Teleport Communications Group Inc. (TCG) which was accounted for as a pooling of interests. In addition, these financial statements should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 1997.

(b)           RESTRUCTURING AND OTHER CHARGES
              During the first quarter 1998 AT&T recorded a pre-tax charge of $601 related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term. The pre-tax charge includes a $543 write-down of software, $42 primarily related to equipment associated with the software platform and $16 for the termination of certain contracts. The impact was a reduction of approximately $0.21 per diluted share.

              AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the merger with TCG and the pending merger with Tele-Communications, Inc. (TCI). In addition, certain fixed assets which were purchased as part of the local initiative are currently being evaluated in conjunction with the TCG merger to determine if any assets are impaired. Management expects to complete this review by the end of the fourth quarter.

                                                         AT&T Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


              During the second quarter 1998 AT&T recorded restructuring charges of $2,743 primarily in connection with a plan, announced on January 26, 1998, to reduce headcount by 15,000 to 18,000 over two years as part of the Company's overall cost reduction program. In connection with this plan, a voluntary retirement incentive program (VRIP) was offered to eligible management employees. Approximately 15,300 management employees accepted the VRIP offer. The restructuring charges of $2,743 include a pre-tax charge of $2,724 comprised of $2,412 for pension special termination benefits and other costs and $312 for postretirement special termination benefits and curtailment losses. AT&T originally expected this amount to be partially offset by approximately $1.1 billion of gains to be recognized in the third and fourth quarters of this year as employees' pension benefit obligations are settled. In the third quarter 1998 we recognized a $602 gain associated with the settlement of a portion of the pension obligations. The amount of the gain to be recognized in the fourth quarter is subject to market fluctuations, and therefore, the initial amount forecasted for this gain is likely to change.

              The second quarter restructuring charges of $2,743 also include pre-tax charges of $125 for related facility costs and $150 for executive separation costs. The second quarter charges were partially offset by the reversal of $256 (pre-tax) of 1995 business restructuring reserves resulting from the overlap of the VRIP acceptance rate on certain 1995 projects. The impact was a reduction to diluted earnings per share of approximately $0.94.

              In addition to the $602 gain mentioned above, AT&T recorded $85 of TCG merger related expenses in the third quarter. The net pre-tax benefit to AT&T was $517, or approximately $0.16 per share.

              In the first three quarters of 1998 the net restructuring and other charges discussed above totaled $2,827 pre-tax, or a net reduction to diluted earnings per share of approximately $0.98.

                                                           AT&T Form 10-Q Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(c)           DISCONTINUED OPERATIONS
              Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) the consolidated financial statements of AT&T reflect the dispositions of AT&T's submarine systems business (SSI) which was sold to Tyco International Ltd. on July 1, 1997 for $850, and the sale of AT&T Universal Card Services, Inc. (UCS) which was sold to Citibank on April 2, 1998 for $3,500, as discontinued operations. The after-tax gains resulting from the disposals were $66, or $0.04 per share for SSI and $1,290, or $0.71 per share for UCS. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of SSI and UCS have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations," net of applicable income taxes; as "Net assets of discontinued
              operations";   and  as  "Net   cash   provided   by   discontinued
              operations."

              Summarized financial information for discontinued operations is as follows:
                                            For the Three           For the Nine
                                            Months Ended          Months Ended
                                            September 30,         September 30,
                                            1998     1997         1998      1997

              Revenues                    $    -   $  376        $ 365    $1,564
              Income before
                income taxes                   -       26           16       138
              Net income                  $    -   $   20           10        89

                                    At September At December
                                        30, 1998    31, 1997
              Current assets              $    -   $7,734
              Total assets                     -    7,808
              Current liabilities*             -    5,602
              Total liabilities*               -    6,707
              Net assets of discontinued
                operations                $    -   $1,101

              *Current liabilities include $5,224 of debt maturing within one year and total liabilities include an additional $1,093 of long-term debt at December 31, 1997, both of which were payable to AT&T. On April 2, 1998, we received $5,722 as settlement of these receivables from UCS.

              No interest expense was allocated to discontinued operations in 1998 or 1997 due to the immateriality of the amounts; however, UCS recorded

                                                         AT&T Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

              direct interest expense of $85 for the nine month period ended September 30, 1998 and $75 and $216 for the three and nine month periods ended September 30, 1997, respectively.

(d)           RECLASSIFICATION
              We have reclassified certain prior period amounts to conform with our current presentation.

(e)           TELEPORT COMMUNICATIONS GROUP INC. MERGER
              On July 23, 1998, AT&T completed the merger with TCG, pursuant to an agreement and plan of merger dated January 8, 1998. Each share of TCG common stock was exchanged for 0.943 of AT&T common stock resulting in the issuance of 181.6 million shares in the transaction. The merger was accounted for as a pooling of interests, and accordingly, AT&T's results of operations, financial position and cash flows have been restated to reflect the merger. In the third quarter of 1998, we recognized $85 of merger related expenses.

(f)           TELE-COMMUNICATIONS, INC. ACQUISITION
              On June 24, 1998, AT&T signed a definitive merger agreement with TCI for an all-stock transaction. Under the agreement, AT&T will issue 0.7757 shares of AT&T common stock for each share of TCI Group Series A common stock and 0.8533 shares of AT&T common stock for each share of TCI Group Series B stock. The transaction, which is subject to regulatory, shareowner and other approvals, is expected to be completed in the first half of 1999. Also announced was TCI's intention to combine Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. Upon closing of the AT&T/TCI merger, the shareowners of the new Liberty Media Group will be issued separate tracking stock by AT&T in exchange for the shares currently held in Liberty Media Group and TCI Ventures Group.

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(g)           JOINT VENTURE WITH BRITISH TELECOMMUNICATIONS PLC (BT)

              AT&T and BT announced on July 26, 1998, that they will create a global venture to serve the complete communications needs of multinational companies and the international calling needs of individuals and businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine trans-border assets and operations of each company, including their existing international networks, all of their international traffic, all of their trans-border products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, including receipt of regulatory approvals. The transaction is expected to be completed by mid 1999. As a result of the joint venture agreement, AT&T will be required to exit certain operations which may be determined to compete directly with BT. A full review is currently underway to determine the size and scope of any related international restructuring charges. Management expects to have definitive plans in place by the end of 1998, and accordingly, a restructuring charge associated with this review will be forthcoming in the fourth quarter.

(h)           EXTRAORDINARY LOSS
              In August 1998, AT&T extinguished $1,046 of debt associated with the TCG pooling. This early extinguishment of debt was recorded as an extraordinary loss and resulted in a $217 pre-tax loss. The after-tax impact was $137, or $0.07 per diluted share. This debt reduction will produce significant savings in interest expense over time.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW
On July 23, 1998, AT&T Corp. ("AT&T" or the "Company") completed the merger with Teleport Communications Group Inc. (TCG). Each share of TCG common stock was exchanged for 0.943 of AT&T common stock resulting in an issuance of 181.6 million shares in the transaction. The merger was accounted for as a pooling of interests, and accordingly, AT&T's historical financial statements have been restated to reflect the combined results of AT&T and TCG.

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

AT&T's results of operations are discussed and analyzed for consolidated AT&T, as well as by business segment: business services, consumer services, wireless services, and other and corporate. Supplemental information is also included for local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures. Earnings before interest and taxes (EBIT), including other income, total assets and other related information is discussed for the consolidated results of AT&T and by business segment.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                Three months
                                                  ended
                                               September 30,         Change
$ in millions, except per share amounts       1998     1997        $       %

Total revenues.............................$13,653  $13,090   $   563     4.3%

OTHER INCOME STATEMENT ITEMS
Operating income...........................  3,312    1,747     1,565    89.7%
Operating margin...........................   24.3%    13.3%
Operating income, adjusted for
  third quarter 1998 net gain*.............  2,795    1,747     1,048    60.0%
Operating margin, adjusted for
  third quarter 1998 net gain*.............   20.5%    13.3%

EBIT.......................................  3,468    1,879     1,589    84.6%
EBIT, adjusted for third quarter
  1998 net gain*...........................  2,951    1,879     1,072    57.0%
EBITDA**...................................  4,676    2,914     1,762    60.5%
EBITDA, adjusted for third quarter
  1998 net gain*...........................  4,159    2,914     1,245    42.7%

Diluted earnings per share,
  continuing operations....................$  1.16  $  0.60   $  0.56    93.3%
Diluted earnings per share,
  continuing operations, adjusted for
  third quarter 1998 net gain*.............$  1.00  $  0.60   $  0.40    66.7%


                                               Nine months
                                                  ended
                                               September 30,         Change
$ in millions, except per share amounts       1998     1997        $       %

Total revenues.............................$39,695  $38,674   $  1,021    2.6%

OTHER INCOME STATEMENT ITEMS
Operating income...........................  4,144    4,845       (701) (14.5)%
Operating margin...........................   10.4%    12.5%
Operating income, adjusted for net charges,
  gains and reserve reversal*..............  6,971    4,905      2,066   42.1%
Operating margin, adjusted for net charges,
  gains and reserve reversal*..............   17.6%    12.7%

EBIT.......................................  5,313    5,216         97    1.9%
EBIT, adjusted for net charges,
  gains and reserve reversal*..............  7,370    5,179      2,191   42.3%
EBITDA**...................................  8,744    8,193        551    6.7%
EBITDA, adjusted for net charges,
  gains and reserve reversal*.............. 10,801    8,076      2,725   33.7%

Diluted earnings per share,
  continuing operations....................$  1.74  $  1.69   $   0.05    3.0%
Diluted earnings per share,
  continuing operations, adjusted for
  net charges, gains and reserve reversal*.$  2.45  $  1.68   $   0.77   45.8%

                                                         AT&T Form 10-Q - Part I




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       * Operating income in the third quarter of 1998 included a net pre-tax benefit of $517 million, or approximately $0.16 per diluted share, which consisted of a $602 million gain from pension settlements related to the voluntary retirement incentive program (VRIP), partially offset by $85 million of TCG merger related expenses.

       Operating income for the first nine months of 1998 included $2,827 million of restructuring and other charges, with an after-tax diluted earnings per share reduction of approximately $0.98. The year to date charges include a $601 million first quarter asset impairment charge, a $2,743 million second quarter net restructuring charge and a $517 million third quarter net benefit as described above. EBIT for the nine months ended September 30, 1998, also included pre-tax gains on the sales of LIN Television Corporation (LIN-TV) of $317 million, AT&T Solutions Customer Care of $350 million and AT&T's investment in SmarTone Telecommunications Holdings Limited (SmarTone) of $103 million. After taxes, these gains totaled approximately $0.27 per diluted share.

       Operating income for the nine months ended September 30, 1997, contained a $160 million charge, or a reduction of approximately $0.05 per diluted share, for exiting the two-way messaging business and a $100 million benefit, or approximately $0.03 per diluted share, from the reversal of pre-1995 restructuring charges. In addition, EBIT also included a $97 million pre-tax gain, or approximately $0.03 per diluted share, on the sale of AT&T Skynet Satellite Services (Skynet).

       ** Earnings before interest, taxes, depreciation and amortization

The following discussion, unless noted, excludes the items mentioned above and presents all earnings per share amounts on a diluted basis.

Revenues from continuing operations increased $563 million, or 4.3%, in the third quarter of 1998 compared with the same period in 1997. Long-distance services revenues were essentially flat compared with the third quarter of 1997, while calling volume increased 3.1%. Revenues from continuing operations increased $1,021 million, or 2.6%, for the nine months ended September 30, 1998, compared with the same period in 1997. Long-distance services revenues were essentially flat compared with the first nine months of 1997, while calling volume increased 4.1%.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating income increased $1,048 million, or 60.0%, to $2,795 million in the third quarter of 1998 compared with the same period in 1997. For the third quarter of 1998, operating margin showed improvement of 720 basis points compared with the third quarter of 1997. EBIT increased $1,072 million, or 57.0%, to $2,951 million from $1,879 million in the third quarter of 1997. The year over year increases in both operating income and EBIT were primarily due to the Company's cost reduction efforts as well as the effect of higher revenues.

Operating income increased $2,066 million, or 42.1%, to $6,971 million for the nine months ended September 30, 1998, compared with the same period in 1997. For the nine months ended September 30, 1998, operating margin increased 490 basis points compared with the first nine months of 1997. EBIT increased $2,191 million, or 42.3%, to $7,370 million, from $5,179 million in the in the first nine months of 1997. The year over year increases in both operating income and EBIT were primarily due to the net impact of higher revenues, the Company's cost reduction efforts, and lower access and other interconnection expenses, partially offset by higher depreciation and amortization expenses, which reflect our continued high levels of capital expenditures.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the third quarter of 1998 EBITDA increased 42.7% to $4,159 million, from $2,914 million in the third quarter of 1997. The improvement was primarily the result of our cost reduction efforts and the effect of higher revenues.

For the nine months ended September 30, 1998, EBITDA increased 33.7% to $10,801 million from $8,076 million for the first nine months of 1997. The improvement was primarily due to the net impact of higher revenues, cost reduction efforts and lower access and interconnection expenses.

In the third quarter of 1998 earnings per share from continuing operations was approximately $1.00, an increase of approximately $0.40, or 66.7%, compared with earnings per share of approximately $0.60 for the same period in 1997. For the nine months ended September 30, 1998, earnings per share from continuing operations was approximately $2.45, an increase of approximately $0.77, or 45.8%, compared with earnings per share of approximately $1.68 for the same period in 1997.


RESULTS OF OPERATIONS


                                                Three months
                                                  ended
                                                September 30,      Change
$ in millions                                 1998      1997     $       %

REVENUES
Business services..........................$ 5,823   $ 5,561  $ 262     4.7%
Consumer services..........................  5,806     5,977   (171)   (2.9)%
Wireless services..........................  1,420     1,190    230    19.4%
Other and corporate........................    913       692    221    31.8%
Eliminations...............................   (309)     (330)    21     6.4%
Total revenues.............................$13,653   $13,090  $ 563     4.3%


                                               Nine months
                                                  ended
                                               September 30,      Change
$ in millions                                 1998      1997     $       %

REVENUES
Business services..........................$17,196   $16,545 $  651     3.9%
Consumer services.......................... 17,089    17,778   (689)   (3.9)%
Wireless services..........................  3,897     3,461    436    12.6%
Other and corporate........................  2,462     1,891    571    30.1%
Eliminations...............................   (949)   (1,001)    52     5.2%
Total revenues.............................$39,695   $38,674 $1,021     2.6%

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUES
Revenue from continuing operations increased $563 million, or 4.3%, in the third quarter of 1998 compared with the third quarter of 1997. Revenue growth for business services, wireless services and corporate and other were partially offset by a decline in revenue from consumer services. Long-distance services revenues were essentially flat as calling volume increased 3.1%.

For the first nine months of 1998, revenues from continuing operations increased $1,021 million, or 2.6%, compared with the same period in 1997. Increases in business services, other and corporate and wireless services revenues were partially offset by a decline in consumer services revenue. Long-distance services revenues were essentially flat for the nine months ended September 30, 1998, compared with the same period in 1997 as calling volume increased 4.1%.

OPERATING EXPENSES

Access and other interconnection expenses decreased $156 million, or 3.9%, to $3,819 million in the third quarter of 1998 compared with the third quarter of 1997. Access and other interconnection expenses for the nine months ended September 30, 1998, decreased $839 million, or 6.7%, to $11,649 million compared with the same period in 1997. The declines relate primarily to reductions in per minute access expenses and AT&T's continuing efforts to manage access costs, and to declines in international settlement rates. These reductions were largely offset by Primary Interexchange Carrier Charges (PICC), AT&T's contribution to the Universal Service Fund (USF) and volume increases. Access and other interconnection expenses as a percentage of long-distance services revenues were 33.0% in the third quarter of 1998 and 34.5% in the third quarter of 1997. Access and other interconnection expenses as a percentage of long-distance services revenues were 34.1% for the first nine months of 1998 and 36.4% for the first nine months of 1997.

Network and other communication expenses increased $60 million, or 2.4%, to $2,515 million in the third quarter of 1998 compared with the same period last year. The increase was due primarily to higher wireless costs and higher expenditures for wireless handsets primarily as a result of demand for Digital One Rate plans. In addition, the increase reflects higher costs due to growth of AT&T Solutions' services. These increases were partially offset by reduced rates for payphone compensation and a lower provision for uncollectible expenses.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Network and other communications services expenses increased $201 million, or 2.9%, to $7,268 million for the first nine months of 1998 compared with the same period of 1997. The increase was due primarily to higher wireless costs and higher expenditures for wireless handsets primarily as a result of demand for Digital One Rate plans. In addition, the increase reflects higher costs due to growth in AT&T Solutions' services. These increases were partially offset by a lower provision for uncollectibles, lower costs as a result of the sale of AT&T Solutions Customer Care in the first quarter of 1998, reduced rates for payphone compensation and the two-way messaging charge recorded in the first quarter of 1997.

Depreciation and amortization expenses for the third quarter of 1998 increased $175 million, or 17.2%, from the third quarter of 1997. For the nine month period ended September 30, 1998, depreciation and amortization expenses increased $461 million, or 15.7%, from the same period in 1997. Excluding the $80 million impact of the two-way messaging charge in the first quarter of 1997, depreciation expense increased $541 million, or 19.0%, for the nine months ended September 30, 1998, compared with the same period in 1997. The increases for the quarter and the year to date periods were primarily due to continued high levels of capital expenditures.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Selling, general and administrative (SG&A) expenses decreased $564 million, or 14.5%, in the third quarter of 1998 compared with the third quarter of 1997. For the nine months ended September 30, 1998, SG&A expenses decreased $928 million, or 8.2%, compared with the same period in 1997. The reduced level of expenses reflects AT&T's efforts to achieve a best-in-class cost structure, including the removal of $1.6 billion in SG&A expenses from the business in 1998 (excluding
TCG) and a 22% ratio of SG&A expenses to revenues by the end of 1999. Excluding TCG, SG&A expenses declined $626 million, or 16.3%, for the quarter and $1,061 million, or 9.5%, for the first nine months of 1998 compared with the same periods last year. The decreases were due primarily to savings from cost control initiatives such as headcount reductions. Also contributing to the decrease in SG&A expenses was a decline in marketing and sales costs relating to lower customer acquisition costs. These declines were partially offset by increases in wireless customer acquisition and migration costs and increased costs associated with the year 2000 initiative. SG&A expenses as a percentage of total revenues decreased to 24.4% in the third quarter of 1998 compared with 29.8% in the third quarter of 1997. For the nine months ended September 30, 1998, SG&A expenses as a percentage of total revenues decreased to 26.2% for the first nine months of 1998 compared with 29.3% for the first nine months of 1997.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the third quarter of 1998 AT&T recorded a net pre-tax benefit of $517 million, or approximately $0.16 per share, which consisted of a $602 million gain from pension settlements related to VRIP, partially offset by $85 million of TCG merger related expenses.

During the second quarter of 1998 AT&T recorded restructuring and other charges of $2,743 million, or approximately $0.94 per share, primarily in connection with a plan, announced on January 26, 1998, to reduce headcount by 15,000 to 18,000 over two years as part of the Company's overall cost reduction program. In connection with this plan, a voluntary retirement incentive program (VRIP) was offered to eligible management employees. Approximately 15,300 management employees accepted the VRIP offer. The restructuring charges of $2,743 million include a pre-tax charge of $2,724 million, comprised of $2,412 million for pension special termination benefits and other costs and $312 million for postretirement special termination benefits and curtailment losses. AT&T originally estimated this amount to be partially offset by approximately $1.1 billion of gains to be recognized in the third and fourth quarters of this year as employees' pension benefit obligations are settled. The amount of gains to be recognized in future periods is subject to market fluctuations, and therefore, the initial amount forecasted for this gain is likely to change.

The second quarter restructuring charges of $2,743 million also include pre-tax charges of $125 million for facility costs and $150 million for executive separation costs. The second quarter charges were partially offset by the reversal of $256 million (pre-tax) of 1995 business restructuring reserves primarily resulting from the overlap of VRIP on certain 1995 projects.

In the first quarter of 1998 AT&T recorded a $601 million charge, or a reduction of approximately $0.21 per share, related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The pre-tax charge includes a $543 million write-down of software, $42 million primarily related to equipment associated with the software platform and $16 million for the termination of certain contracts. The Company's in-market experiences and results have proven that the TSR solution is not economically viable for the short-term or the long-term.

In the first three quarters of 1998, the net restructuring and other charges discussed above totaled $2,827 million pre-tax, or a net reduction to earnings per share of approximately $0.98.

AT&T continues its financial and operational review of the various alternatives for entering the local market, including the impacts associated with the merger with TCG and the pending merger with Tele-Communications, Inc. (TCI). In addition, certain fixed assets which were purchased as part of the local initiative are currently being evaluated in conjunction with the TCG merger to determine if any assets are impaired. Management expects to complete this review by the end of the fourth quarter.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME STATEMENT ITEMS
Other income-net increased $24 million, or 18.4%, to $156 million in the third quarter of 1998 compared with the same period in 1997. The increase was due primarily to an increase in interest income on temporary cash investments, partially offset by decreases in net equity earnings from investments and other miscellaneous transactions, none of which are individually significant. The increase in interest income is due to cash received from Citibank on April 2, 1998, related to the sale of UCS.

For the nine months ended September 30, 1998, other income-net increased $798 million, or 214.9%, to $1,169 million compared with the same period in 1997. The increase was due primarily to pre-tax gains associated with the strategy of exiting non-strategic businesses. In 1998, we recorded gains on the sales of AT&T Solutions Customer Care of $350 million, LIN-TV of $317 million and SmarTone of $103 million, as well as an increase in interest income on temporary cash investments due to the cash received from Citibank for the sale of UCS. These increases were partially offset by the $97 million pre-tax gain on the sale of Skynet in 1997.

Interest expense increased $39 million, or 53.9%, in the third quarter of 1998 compared with the same period in 1997. Interest expense increased $81 million, or 33.9%, for the nine months ended September 30, 1998, compared with the same period in 1997. These increases were mainly due to the reclassification of interest expense from discontinued operations to continuing operations resulting from AT&T not retiring all of the UCS related debt upon the sale of UCS. The $1,046 million debt reduction in the third quarter of 1998 will produce significant savings in interest expense over time.

The provision for income taxes increased $532 million, or 73.3%, to $1,258 million in the third quarter of 1998 compared with the third quarter of 1997 primarily due to the increase in earnings before taxes partially offset by a lower effective tax rate. The effective income tax rate decreased to 37.5% in the third quarter of 1998 from 40.3% in the third quarter of 1997. The third quarter 1997 effective tax rate was impacted by the tax impacts of certain 1997 investment dispositions and the pooling of TCG's historical operating results. The restructuring and other charges for the third quarter of 1998 did not have a significant impact on the overall effective tax rate.

The provision for income taxes decreased $137 million, or 6.9%, to $1,840 million for the nine months ended September 30, 1998, compared with the same period in 1997. The decrease was due primarily to a lower effective tax rate. The effective tax rate for the nine months ended September 30, 1998, was 36.9%, a decrease of 280 basis points from 39.7% for the nine months ended September 30, 1997. The decrease in the effective tax rate was principally due to the tax impacts of certain investment dispositions and certain foreign legal entity restructurings. For the first nine months of 1998 the restructuring and other charges did not have a significant impact on the overall effective tax rate.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Income from discontinued operations decreased $20 million and $79 million for the three month and nine month periods ended September 30, 1998, compared with the same periods of 1997. In 1998 the results of discontinued operations included the results of UCS. In 1997 the results of discontinued operations included the results of both UCS and SSI. On July 1, 1997, AT&T sold SSI for $850 million, resulting in a after-tax gain of $66 million, or $0.04 per share. On April 2, 1998, AT&T sold UCS for $3,500 million, resulting in an after-tax gain of $1,290 million, or $0.71 per share.

In August 1998, AT&T extinguished $1,046 million of debt associated with the TCG pooling. This early extinguishment of debt was recorded as an extraordinary loss and resulted in a $217 million pre-tax loss. The after-tax impact was $137 million, or $0.07 per share. This debt reduction will produce significant savings in interest expense over time.



SEGMENT RESULTS
AT&T's results are segmented according to the Company's primary lines of business: business services, consumer services, and wireless services. A fourth segment, identified as other and corporate, includes the results of AT&T Solutions, TCG, international operations and ventures, on-line services such as AT&T WorldNet Internet access, and various other items. The results of these four segments plus the impact of the elimination of internal business sum to AT&T's total results. The following is a discussion of each of these segments, as well as supplemental information on local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures.

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

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                            Three months
                                               ended
                                          September 30,          Change
$ in millions                           1998          1997      $       %
Revenue..............................$ 5,823      $  5,561  $  262     4.7%

EBIT.................................  1,471         1,110     361    32.5%
EBITDA...............................  2,042         1,565     477    30.5%

OTHER ITEMS
Capital additions....................$ 1,292      $  1,144  $  148    13.0%

                                            Nine months
                                               ended
                                           September 30,         Change
$ in millions                           1998          1997      $       %
Revenue..............................$17,196      $ 16,545  $  651     3.9%

EBIT.................................  3,850         3,354     496    14.8%
EBIT, excluding gain on Skynet.......  3,850         3,257     593    18.2%
EBITDA...............................  5,451         4,636     815    17.6%
EBITDA, excluding gain on Skynet.....  5,451         4,539     912    20.1%

OTHER ITEMS
Capital additions....................$ 3,009      $  2,448  $  561    22.9%

                                  At Sept. 30,    At Dec. 31,    Change
                                        1998          1997      $       %
Total assets*........................$16,782      $ 15,030  $1,752    11.7%

* Includes allocated shared network assets of $11,417 and $10,246 at September 30, 1998, and December 31, 1997, respectively.

REVENUE
Business services revenue in the third quarter increased $262 million, or 4.7%, compared with the third quarter of 1997. Business services revenue grew to $17,196 million in the nine months ended September 30, 1998, compared with $16,545 million for the nine months ended September 30, 1997, an increase of $651 million, or 3.9%. Adjusted for the sales of Tridom and Skynet, revenue grew 4.3%, for the nine months ended September 30, 1998, compared with the same period in 1997, although growth was tempered by an outage in AT&T's frame relay network in April 1998. Data services led the growth in business services revenue with an increase in the high-teens for the three month period and in the mid-teens for the nine month period ended September 30, 1998.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Long-distance services revenue for the third quarter of 1998 increased 4.4% compared with the third quarter of 1997. Long-distance calling volume increased at a mid-single digit rate for the quarter. For the nine months ended September 30, 1998, long-distance services revenue increased 3.7% compared with the same period in 1997 with a high-single digit increase in long-distance calling volume. The volume increases for both periods were led by growth in inbound calling.

Voice-related revenue for the three and nine months ended September 30, 1998, was essentially flat compared with the same periods last year, as volume growth continued to be offset by declines in average revenue per minute. For the third quarter, price declines have occurred due primarily to changes in product mix, competitive forces and growth in lower-priced minutes. For the nine months ended September 30, 1998, price declines have occurred due primarily to competitive forces, changes in product mix and growth in lower-priced minutes. Lower volumes of higher priced card and operator-handled services, which are increasingly being replaced by wireless services, also contributed to the decline in average revenue per minute.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the first quarter 1997 gain on the sale of Skynet.

EBIT increased to $1,471 million, or 32.5%, in the third quarter of 1998 from $1,110 million in the same period of 1997. EBITDA increased to $2,042 million, or 30.5%, in the third quarter of 1998 from $1,565 in the same period last year. EBIT increased to $3,850 million, or 18.2%, for the nine months ended September 30, 1998, from $3,257 million in the same period in 1997. EBITDA increased to $5,451 million, or 20.1%, for the first nine months of 1998 from $4,539 million for the nine months ended September 30, 1997. The increases were driven by growth in revenues as well as progress toward AT&T's company-wide cost reduction goals. In particular, streamlining of customer care and sales support functions, including significant headcount reductions contributed to the increases.

OTHER ITEMS
Capital additions increased $148 million, or 13.0%, in the third quarter of 1998 compared with the third quarter of 1997. For the nine months ended September 30, 1998, capital additions increased $561 million, or 22.9%, compared with the same period in 1997. Capital additions for the first nine months of 1998 include investments in AT&T's SONET program, data networks, and the AT&T Digital Link product for local service.

Total assets increased $1,752 million, or 11.7%, to $16,782 million at September 30, 1998, from December 31, 1997. The increase was primarily due to 1998 capital expenditures and the reallocation of shared network assets, partially offset by current year depreciation.

CONSUMER SERVICES
Consumer services results reflect sales of long-distance services (including domestic and international, inter- and intraLATA toll services, calling card and operator handled calling, and prepaid calling cards) and local service to certain residential customers.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                           Three months
                                               ended
                                          September 30,             Change
$ in millions                          1998           1997        $        %
Revenue.............................$ 5,806        $ 5,977   $  (171)    (2.9)%

EBIT................................  1,755          1,330       425     32.0%
EBITDA..............................  1,930          1,550       380     24.7%

OTHER ITEMS
Capital additions...................$   103        $   239   $  (136)   (56.9)%


                                             Nine months
                                               ended
                                             September 30,          Change
$ in millions                          1998           1997        $        %
Revenue.............................$17,089        $17,778   $  (689)    (3.9)%

EBIT................................  4,647          3,572     1,075     30.1%
EBITDA..............................  5,166          4,158     1,008     24.3%

OTHER ITEMS
Capital additions...................$   243        $   558   $  (315)   (56.5)%

                                  At September 30, At Dec. 31,      Change
                                       1998           1997        $        %
Total assets*.......................$ 6,743        $ 7,923   $(1,180)   (14.9)%

* Includes allocated shared network assets of $2,969 and $4,168 at September 30, 1998, and December 31, 1997, respectively.


REVENUE
Consumer services revenue for the three months ended September 30, 1998, deceased $171 million, or 2.9%, compared with the same period last year. For the nine months ended September 30, 1998, revenues decreased $689 million, or 3.9%. Calling volume decreased at a low-single-digit rate for both periods. The decline in revenue for the three and nine months ended September 30, 1998, reflected the impact of AT&T's strategy to focus on high value customers and actively migrate them to more favorable calling plans. Revenue also continued to be pressured as AT&T flowed through access charge reductions to customers. In the third quarter, as part of the ongoing effort to pass through access charge reductions, AT&T introduced a first minute free on Saturday program.

The controlled migration of customers to more favorable calling plans is a key part of AT&T's strategy to attract and retain profitable customers in a cost efficient manner. As a result of this strategy, AT&T now has over 25 million customers on its One Rate plans, including more than 12 million on One Rate Plus. In the quarter more than 75% of AT&T's consumer long-distance minutes were generated by customers on optional calling plans. Also, the Company's emphasis on high-value customers results in fewer customer acquisitions and a lower cost structure. While this approach continues to restrain revenue and volume growth, it is key to AT&T's strategy of optimizing its customer base.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Competition in domestic and international long-distance markets, including the impact of dial around, contributed to the negative revenue and volume growth rates, as did substitution of calling card and other higher-priced long-distance services for wireless services. Reductions in international long-distance pricing consistent with falling international settlement rates also contributed to the decrease in revenue.


EBIT/EBITDA
For the three months ended September 30, 1998, EBIT increased $425 million, or 32.0%, to $1,755 million and EBITDA increased $380 million, or 24.7%, to $1,930 million. For the nine months ended September 30, 1998, EBIT increased $1,075 million, or 30.1%, to $4,647 million and EBITDA increased $1,008 million, or 24.3%, to $5,166 million. These increases were driven primarily by reduced SG&A expenses. AT&T's focus on high-value customers has led to lower, yet more productive customer acquisition and retention program spending. Simplification and consolidation of marketing messages had also generated substantial efficiencies, and consumer services has increased its use of alternate, more efficient distribution channels. For example, One Rate On-line offers activation, customer care and billing over the Internet with payment via credit card.

OTHER ITEMS
Total assets decreased $1,180 million, or 14.9%, to $6,743 million at September 30, 1998, from December 31, 1997. The decrease was due primarily to the January reallocation of shared network assets.

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

TOTAL WIRELESS SERVICES


                                            Three months
                                               ended
                                           September 30,          Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 1,420       $ 1,190    $ 230    19.4%

EBIT.................................     33           142     (109)  (76.9)%
EBITDA...............................    324           367      (43)  (11.6)%

OTHER ITEMS
Capital additions....................$   221       $   419    $(198)  (47.2)%



                                            Nine months
                                               ended
                                            September 30,         Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 3,897       $ 3,461    $ 436    12.6%

EBIT.................................    215           270      (55)  (20.3)%
EBIT excluding SmarTone gain
 and two-way messaging charge........    112           430     (318)  (74.0)%
EBITDA...............................  1,035           990       45     4.6%
EBITDA excluding SmarTone gain
 and two-way messaging charge........    932         1,070     (138)  (12.8)%

OTHER ITEMS
Capital additions....................$   634       $ 1,542    $(908)  (58.9)%

                                   At Sept. 30,   At Dec. 31,     Change
                                        1998          1997       $       %
Total assets.........................$18,047       $18,540    $(493)   (2.7)%

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUE
Wireless services revenue grew $230 million, or 19.4%, in the third quarter of 1998 and $436 million, or 12.6%, for the nine months ended September 30, 1998, compared with the same periods of 1997. The increases in both periods were driven in part by the response to AT&T's Digital One Rate offer and new 1.9 GHz markets. Interest in Digital One Rate helped generate 325 thousand net subscriber additions during the third quarter of 1998, a 73.7% increase compared with the same period last year, and slightly above the previous record set in the second quarter of 1998. This was achieved in spite of the multi-network phone shortage experienced during much of the third quarter.

Digital One Rate is one key element of our ongoing efforts to acquire and retain profitable, high-value customers. Since the program's launch in May of this year, over 500 thousand subscribers have signed on to this service. AT&T has continued to add customers at a rate of approximately 100 thousand per month. Over two thirds of these customers have represented new subscribers to AT&T. The program was partially responsible for AT&T's higher revenue per user and minutes of use per subscriber. In AT&T's 850 MHz markets, average revenue per user
(ARPU) increased to $58.0 in the third quarter of 1998 from $57.5 in the second quarter of 1998. ARPU has now increased in two successive quarters.
Year-over-year ARPU declined 4.0%. Minutes of use per subscriber increased within our 850 MHz markets to a 36% growth rate over the third quarter of 1997; well above the 4% and 16% growth rates achieved in the first and second quarters of 1998, respectively.

Migration of customers to digital service is another key element of AT&T's wireless strategy. Digital service generates lower network costs and improves customer retention. As of September 30, 1998, 53% of AT&T's 6.809 million consolidated subscribers used digital service, up from 45% one quarter ago and up from 24% at September 30, 1997. Including partnership markets, the Company had 4.2 million digital subscribers at the end of the third quarter of 1998.

Total cellular customers served by companies in which AT&T has or shares a controlling interest increased 17.4% to 9.148 million at September 30, 1998, from 7.789 million at September 30, 1997.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the second quarter 1998 gain on the sale of SmarTone and the first quarter 1997 charge to exit the two-way messaging business.

EBIT and EBITDA were $33 million and $324 million, respectively, in the third quarter of 1998, a decrease of $109 million and $43 million, or 76.9% and 11.6%, from $142 million and $367 million, in the third quarter of 1997. EBIT and EBITDA were $112 million and $932 million for the first nine months of 1998, a decrease of $318 million and $138 million, or 74.0% and 12.8%, from $430 million and $1,070 million for the first nine months of 1997. The decreases for both EBIT and EBITDA were due primarily to higher losses for new wireless services businesses in the current periods compared with the prior year periods.

EBIT and EBITDA for new wireless services businesses were negative $143 million and negative $91 million for third quarter of 1998, compared with negative $97 million and negative $80 million for the third quarter of 1997. EBIT and EBITDA for new wireless services businesses were negative $458 million and negative $317 million for first nine months of 1998, compared with negative $196 million and negative $163 million for the first nine months of 1997. The declines in both EBIT and EBITDA for new wireless businesses were due primarily to the roll-out of additional markets over the past twelve months.

Core EBIT and EBITDA were $176 million and $415 million in the third quarter of 1998, compared with $239 million and $447 million for the same period last year. For the nine months ended September 30, 1998, core EBIT and EBITDA were $570 million and $1,249 million, compared with $626 million and $1,233 million for the same period last year. The decreases in EBIT and EBITDA for the three months ended September 30, 1998, compared with September 30, 1997, were primarily due to incremental acquisition and migration costs associated with higher subscriber additions and digital migrations. The decrease in core EBIT for the nine months ended September 30, 1998, compared with the same period last year was due primarily to an increase in network and other communication services expenses, depreciation and amortization expenses and lower equity earnings from non-consolidated subsidiaries, partially offset by higher revenue. The increase in core EBITDA for the nine months ended September 30, 1998, compared with the same period last year was due primarily to higher revenue partially offset by an increase in network and other communication services expenses and lower equity earnings from non-consolidated subsidiaries.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER ITEMS
Capital additions decreased $198 million to $221 million in the third quarter of 1998 compared with the same period last year. Capital additions decreased $908 million to $634 million for the nine month period ended September 30, 1998, compared with $1,542 million for the same period in 1997. These decreases were primarily due to the substantial completion of the majority of AT&T's 1.9 GHz market buildouts in 1997. Capital spending for the year-to-date period ended September 30, 1998, was directed primarily at expanding coverage in new and traditional markets.

Total assets decreased $493 million, or 2.7%, from December 31, 1997. The decrease was due primarily to a decrease in investments as a result of asset dispositions in 1998 as well as a decrease in licensing costs due to the current year amortization.


NEW WIRELESS SERVICES BUSINESSES

                                           Three months
                                              ended
                                          September 30,          Change
$ in millions                          1998           1997      $       %
Revenue..............................$  121         $    6   $ 115     NMF

EBIT.................................  (143)           (97)    (46)   (47.2)%
EBITDA...............................   (91)           (80)    (11)   (14.5)%

OTHER ITEMS
Capital additions....................$   94         $  248   $(154)   (62.2)%



                                            Nine months
                                               ended
                                             September 30,       Change
$ in millions                          1998           1997      $       %
Revenue..............................$  214         $   11   $ 203     NMF

EBIT.................................  (458)          (356)   (102)   (28.6)%
EBIT excluding two-way messaging
  charge.............................  (458)          (196)   (262)  (133.6)%
EBITDA...............................  (317)          (243)    (74)   (30.4)%
EBITDA excluding two-way messaging
  charge.............................  (317)          (163)   (154)   (94.5)%

OTHER ITEMS
Capital additions....................$  293         $1,031   $(738)   (71.5)%

                                  At Sept. 30,    At Dec. 31,     Change
                                       1998           1997      $        %
Total assets.........................$4,459         $4,417   $  42      1.0%

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORE WIRELESS SERVICES
                                           Three months
                                               ended
                                           September 30,           Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 1,299        $ 1,184  $  115     9.7%

EBIT.................................    176            239     (63)  (26.2)%
EBITDA...............................    415            447     (32)   (6.9)%

OTHER ITEMS
Capital additions....................$   127        $   171  $  (44)  (25.2)%


                                            Nine months
                                               ended
                                           September 30,           Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 3,683        $ 3,450  $  233     6.8%

EBIT.................................    673            626      47     7.5%
EBIT excluding gain on SmarTone......    570            626     (56)   (8.9)%
EBITDA...............................  1,352          1,233     119     9.7%
EBITDA excluding gain on SmarTone....  1,249          1,233      16     1.3%

OTHER ITEMS
Capital additions....................$   341        $   511  $ (170)  (33.3)%

                                   At Sept. 30,    At Dec. 31,    Change
                                        1998           1997      $       %
Total assets.........................$13,588        $14,123  $ (535)   (3.8)%

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER AND CORPORATE
Other and corporate includes TCG, AT&T Solutions, international operations and ventures, AT&T WorldNet, other businesses, and corporate operations.


                                             Three months
                                                ended
                                             September 30,           Change
$ in millions                              1998        1997         $       %
Revenue................................$    913     $   692    $   221    31.8%

EBIT...................................     218        (702)       920   131.5%
EBIT, excluding third quarter
  1998 net gain........................    (299)       (702)       403    57.3%
EBITDA.................................     389        (567)       956   169.2%
EBITDA, excluding third quarter
  1998 net gain........................$   (128)    $  (567)   $   439    77.2%

OTHER ITEMS
Capital additions......................$    347     $   330    $    17     4.9%


                                             Nine months
                                               ended
                                             September 30,            Change
$ in millions                              1998        1997         $       %
Revenue................................$  2,462     $ 1,891    $   571    30.1%

EBIT...................................  (3,379)     (1,977)    (1,402)  (71.0)%
EBIT, excluding certain net charges,
  gains and reserve reversal...........  (1,219)     (2,077)       858    41.2 %
EBITDA.................................  (2,888)     (1,588)    (1,300)  (82.0)%
EBITDA, excluding certain net charges,
  gains and reserve reversal...........$   (728)    $(1,688)   $   960    56.7%

OTHER ITEMS
Capital additions......................$    986     $ 1,039    $   (53)   (5.0)%

                                     At Sept. 30,  At Dec. 31,       Change
                                           1998        1997         $       %
Total assets...........................$ 16,589     $18,501    $(1,912)  (10.3)%

REVENUE
In the third quarter of 1998, other and corporate revenue increased $221 million, or 31.8%, from the third quarter of 1997. The revenue growth in the third quarter was driven by increased revenue from TCG and AT&T Solutions. Revenue growth was partially offset by a decrease in revenue from AT&T Solutions Customer Care, which was sold on March 3, 1998.

For the nine months ended September 30, 1998, other and corporate revenue increased $571 million, or 30.1%, compared with the same period of 1997. The revenue growth in the first nine months of 1998 compared with the same period in 1997 was primarily due to increases in TCG, AT&T Solutions, international operations and ventures, and AT&T WorldNet. These increases were partially offset by a decrease in revenue from AT&T Solutions Customer Care, which was sold on March 3, 1998.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the impact of the 1998 restructuring and other charges, the 1998 gains on the sales of LIN-TV and AT&T Solutions Customer Care, as well as the first quarter 1997 reversal of pre-1995 restructuring reserves.

EBIT and EBITDA improved by $403 million, or 57.3%, and $439 million, or 77.2%, respectively, in the third quarter of 1998 compared with the third quarter of 1997. The quarter over quarter improvements in both EBIT and EBITDA were primarily due to increased interest income from temporary cash investments, an improvement at AT&T Solutions, reductions in corporate overhead, and an improvement at international operations and ventures.

EBIT and EBITDA improved by $858 million, or 41.2%, and $960 million, or 56.7%, respectively, in the first nine months of 1998 compared with the nine months ended September 30, 1997. The improvements for the nine months ended September 30, 1998, compared with the same period in 1997, were primarily due to increased interest income on temporary cash investments, improvements at both international operations and ventures and AT&T Solutions, reductions in corporate overhead and an improvement at AT&T WorldNet.

OTHER ITEMS
Total assets at September 30, 1998 were $16,589 million. This represents a decrease of $1,912 million, or 10.3%, from December 31, 1997. The decrease is due primarily to a decrease in other receivables due primarily to the repayment of loans by UCS as part of the settlement for our April 2, 1998 sale of UCS to Citicorp, partially offset by an increase in cash resulting from the remaining proceeds from the sale of UCS.

ELIMINATIONS
Eliminations reflects the elimination of revenue and profit generated by the sale of services between business segments. The sale of business long-distance services to other AT&T units generates nearly all of the eliminated revenue. Revenue eliminations for the third quarter of 1998 were $309 million, a 6.4% decrease in eliminated revenues from the third quarter of 1997, due primarily to the sale of AT&T Solutions Customer Care. EBIT and EBITDA were both negative $9 million for the third quarter of 1998.

Revenue eliminations for the nine months ended September 30, 1998, were $949 million, a 5.2% decrease in eliminated revenues from the same period last year, due primarily to the sale of AT&T Solutions Customer Care. EBIT and EBITDA were both negative $20 million for the nine months ended September 30, 1998.

SUPPLEMENTAL DISCLOSURES

LOCAL SERVICES
Local services for business and residential customers are included as part of AT&T's business services, consumer services, and other and corporate segments. Other and corporate includes TCG's local business (but excludes ACC Corp. (ACC)) and the costs associated with corporate staff dedicated to AT&T's local services effort.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                           Three months
                                               ended
                                           September 30,         Change
$ in millions                           1998          1997     $        %
Revenue..............................$   247        $  147  $ 100     67.4%

EBIT.................................   (227)         (248)    21      8.6%
EBIT excluding TCG merger related
  costs..............................   (142)         (248)   106     42.9%
EBITDA...............................   (150)         (187)    37     20.5%
EBITDA excluding TCG merger related
  costs..............................    (65)         (187)   122     65.9%

OTHER ITEMS
Capital additions....................$   283        $  334  $ (51)   (15.0)%



                                            Nine months
                                               ended
                                           September 30,         Change
$ in millions                           1998          1997     $        %
Revenue..............................$   682        $  372  $ 310     83.1%

EBIT................................. (1,261)         (652)  (609)   (93.3)%
EBIT excluding TCG merger related
  expenses and asset
  impairment charge..................   (575)         (652)    77     11.9%
EBITDA............................... (1,028)         (499)  (529)  (105.6)%
EBITDA excluding TCG merger related
  expenses and asset
  impairment charge..................   (342)         (499)   157     31.7%

OTHER ITEMS
Capital additions....................$   919        $  779  $ 140     18.1%

                                    At Sept. 30,   At Dec. 31,   Change
                                        1998          1997     $        %
Total assets.........................$ 3,402        $4,068  $(666)   (16.4)%

REVENUE
For the three months ended September 30, 1998, revenue increased $100 million, or 67.4%, compared with the same period in 1997. For the nine months ended September 30, 1998, revenue increased $310 million, or 83.1%, compared with the same period in 1997. These increases were due to continued growth in the local operations of TCG and AT&T Digital Link. Revenue growth for local operations of TCG was driven by growth in private line, switch usage and facilities, interconnection and data/Internet services.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
The following discussion excludes the impact of the first quarter 1998 asset impairment charge and the third quarter 1998 TCG merger related expenses.

For the three months ended September 30, 1998, EBIT improved $106 million, or 42.9%, compared with the same period in 1997. For the three months ended September 30, 1998, EBITDA improved $122 million, or 65.9%, compared with the same period in 1997. These improvements were primarily due to revenue growth in TCG and AT&T Digital Link combined with an improved cost structure.

For the nine months ended September 30, 1998, EBIT improved $77 million, or 11.9%, compared with the same period in 1997. For the nine months ended September 30, 1998, EBITDA improved $157 million, or 31.7%, compared with the same period in 1997. These increases were driven by revenue growth, primarily in TCG, partially offset by higher local connectivity costs due to increasing volume with more access and subscriber lines than in 1997.

OTHER ITEMS
Capital additions were $283 million for the three months ended September 30, 1998, compared with $334 million in the same period last year. Capital additions increased $140 million for the nine month period ended September 30, 1998, compared with the same period last year. Capital spending for local services was primarily related to expansion, development and construction of TCG's local network.

Total assets were $3,402 million at September 30, 1998, a decrease of $666 million, or 16.4%, compared with December 31, 1997. The decrease was due primarily to the first quarter write-down of software.

NEW WIRELESS SERVICES BUSINESSES
Information related to AT&T's new wireless services businesses is included in the wireless services' segment discussion.

AT&T SOLUTIONS
AT&T Solutions is the Company's outsourcing and network management business. The results of AT&T Solutions are included in the other and corporate segment.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                            Three months
                                               ended
                                           September 30,         Change
$ in millions                          1998           1997      $       %

Revenue..............................$  273         $  204   $  69    34.5%

EBIT.................................    16            (37)     53   142.7%
EBITDA...............................    53              1      52     NMF

OTHER ITEMS
Capital additions....................$   42         $   28   $  14    52.3%

                                            Nine months
                                               ended
                                           September 30,         Change
$ in millions                          1998           1997      $       %

Revenue..............................$  732         $  546   $ 186    34.2%

EBIT.................................     3           (140)    143   101.9%
EBITDA...............................   109            (28)    137   488.8%

OTHER ITEMS
Capital additions....................$   92         $   65   $  27    42.6%

                                    At Sept. 30,   At Dec. 31,    Change
                                       1998           1997      $       %
Total assets.........................$  569         $  576   $  (7)   (1.2)%

REVENUE
For the three months ended September 30, 1998, revenue increased $69 million, or 34.5%, to $273 million, compared with the same period in 1997. For the nine months ended September 30, 1998, revenue increased $186 million, or 34.2%, to $732 million, compared with the same period in 1997. These increases were primarily due to growth in outsourcing. During the third quarter we announced the signing of a six year contract with Banc One, valued at $1.4 billion over the contract term. The unit currently has more than $4 billion under contract to be recognized over the related contract terms.

Although not included in the unit's revenue, AT&T Solutions also manages AT&T's information technology infrastructure -- an operation that is valued at an estimated $1.6 billion in internal billings annually. Total internal billings for the quarter were $402 million and year-to-date were $1,182 million.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


EBIT/EBITDA
For the three months ended September 30, 1998, EBIT increased $53 million, or 142.7%, to $16 million, compared with the same period in 1997. EBITDA increased $52 million, to $53 million, in the third quarter of 1998, compared with the same period in 1997. For the nine months ended September 30, 1998, EBIT increased $143 million, or 101.9%, to $3 million, compared with the same period in 1997. EBITDA increased $137 million, or 488.8%, to $109 million, in the first nine months of 1998, compared with the same period in 1997. The increases in both EBIT and EBITDA for the quarter and year to date periods were due to the net impact of revenue growth and cost reductions.

OTHER ITEMS
Total assets were $569 million at September 30, 1998. Approximately 50% of total assets at September 30, 1998 were related to servicing the internal network infrastructure of AT&T.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WORLDNET AND OTHER ON-LINE SERVICES
WorldNet and other on-line services includes AT&T WorldNet Internet access service for residential and business consumers (included in other and corporate) as well as Worldwide Web site hosting and other electronic commerce services (included in business services).

                                            Three months
                                               ended
                                           September 30,         Change
$ in millions                          1998           1997      $       %
Revenue..............................$  100         $   61    $ 39    65.1%

EBIT.................................  (104)          (124)     20    16.2%
EBITDA...............................   (88)          (117)     29    24.5%

OTHER ITEMS
Capital additions....................$   13         $   51    $(38)  (73.5)%


                                            Nine months
                                               ended
                                           September 30,         Change
$ in millions                          1998           1997      $       %
Revenue..............................$  262         $  152    $110    72.7%

EBIT.................................  (328)          (435)    107    24.6%
EBITDA...............................  (287)          (414)    127    30.7%

OTHER ITEMS
Capital additions....................$   32         $   78    $(46)  (58.4)%

                                  At Sept. 30,    At Dec. 31,    Change
                                       1998           1997      $       %
Total assets.........................$  354         $  334    $ 20     5.9%

REVENUE
For the three months ended September 30, 1998, revenue increased $39 million, or 65.1%, to $100 million compared with the same period in 1997. For the nine months ended September 30, 1998, revenue increased $110 million, or 72.7%, to $262 million compared with the nine months ended September 30, 1997. The increases were primarily due to continued growth in AT&T WorldNet's residential subscriber base and higher average revenue per subscriber, which was primarily due to the expiration of AT&T WorldNet's free-pricing promotion that was offered in 1997. WorldNet had 1.156 million subscribers at September 30, 1998, up from
 .963 million at September 30, 1997. This is an increase of 20.0% compared with the prior year. Average revenue per customer continued to increase due to the expiration of AT&T WorldNet's initial promotional price programs in favor of regular monthly rates of $9.95 and $19.95. AT&T Web Site Services had approximately 9 thousand hosted sites at the end of the third quarter of 1998 compared with 5 thousand at the end of the third quarter of 1997.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T continues to explore new ways of growing its Internet access business, primarily through AT&T WorldNet and other on-line businesses.

EBIT/EBITDA
For the three months ended September 30, 1998, EBIT improved $20 million, or 16.2%, to negative $104 million, compared with the same period in 1997. For the three months ended September 30, 1998, EBITDA improved $29 million, or 24.5%, to negative $88 million, compared with the same period in 1997. These increases were driven by revenue growth in AT&T WorldNet, partially offset by higher network costs which were driven by an increase in the residential subscriber base.

For the nine months ended September 30, 1998, EBIT improved $107 million, or 24.6%, to negative $328 million compared with the same period last year. This improvement was driven by AT&T WorldNet revenue growth and decreased marketing and sales expense in EasyLink, partially offset by higher depreciation expense as a result of the expansion of the WorldNet network. For the nine months ended September 30, 1998, EBITDA improved $127 million, or 30.7%, to negative $287 million compared with the same period last year. The improvement was driven by revenue growth in AT&T WorldNet and decreased marketing and sales expense in EasyLink.

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

                                            Three months
                                                ended
                                           September 30,         Change
$ in millions                          1998           1997      $       %
Revenue..............................$  218         $  178   $  40    22.7%

EBIT.................................   (40)           (82)     42    51.3%
EBITDA...............................   (28)           (71)     43    60.5%

OTHER ITEMS
Capital additions....................$   37         $   69   $ (32)  (46.1)%

                                             Nine months
                                                ended
                                            September 30,         Change
$ in millions                          1998           1997      $       %
Revenue..............................$  598         $  494   $ 104    21.2%

EBIT.................................  (161)          (343)    182    53.0%
EBITDA...............................  (116)          (299)    183    61.3%

OTHER ITEMS
Capital additions....................$   86         $  377   $(291)  (77.3)%

                                  At Sept. 30,    At Dec. 31,    Change
                                       1998           1997      $       %
Total assets.........................$1,432         $1,837   $(405)  (22.0)%

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVENUE
For the three months ended September 30, 1998, revenue increased $40 million, or 22.7%, to $218 million compared with the same period in 1997. For the nine months ended September 30, 1998, revenue increased $104 million, or 21.2%, to $598 million, compared with the same period last year. These revenue increases were driven by growth in reorigination and AT&T Communications Services UK, partially offset by declines in certain non-strategic businesses. Revenue from continuing strategic international operations grew approximately 53% and 55% for the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997 primarily as a result of growth in AT&T Communications UK and increased reorigination traffic.

EBIT/EBITDA
For the three months ended September 30, 1998, EBIT improved $42 million, or 51.3%, to negative $40 million compared with the same period in 1997. EBITDA improved $43 million, or 60.5%, to negative $28 million compared with the same period in 1997. For the nine months ended September 30, 1998, EBIT improved $182 million, or 53.0%, to negative $161 million compared with the same period in 1997. EBITDA improved $183 million, or 61.3%, to negative $116 million, compared with the first nine months of 1997. The EBIT and EBITDA improvements continued in the quarter and year to date as revenues increased and the Company continued to streamline its international operations and exit non-strategic and unprofitable businesses. Revenue grew 22.7% in the quarter and 21.2% year to date despite the exit of these businesses.

         Management is currently assessing the impact of the announcement regarding the joint venture to be formed with British Telecommunications PLC
(BT) on international operations and ventures. As a result of the joint venture agreement, AT&T will be required to exit certain operations which may be determined to compete directly with BT. A full review is currently underway to determine the size and scope of any related international restructuring charges. Management expects to have definitive plans in place by the end of 1998, and accordingly, a restructuring charge associated with this review will be forthcoming in the fourth quarter.

OTHER ITEMS
Capital additions decreased $291 million for the nine months ended September 30, 1998, compared with the same period last year. The decrease was primarily due to a decrease in investments in non-consolidated subsidiaries.

Total assets were $1,432 million at September 30, 1998, compared with $1,837 million at December 31, 1997. The decrease is due primarily to a decrease in cash resulting from a loan to an affiliated entity and due to a reduction in receivables due primarily to the settlement of the receivable relating to the sale of SSI.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

SEPTEMBER 30, 1998 VERSUS DECEMBER 31, 1997

                                   September 30,  December 31,       Change
$ in millions                           1998          1997         $        %
Total assets.........................$58,161       $61,095     $(2,934)   (4.8)%
Total assets-continuing operations...$58,161       $59,994     $(1,833)   (3.1)%

Total assets decreased $2,934 million, or 4.8%, primarily due to divestments of non-strategic assets partially offset by investments in strategic businesses. Declines in other and long-term receivables, net assets from discontinued operations, and investments were partially offset by increases in cash, property, plant and equipment and other assets. The decrease in other and long-term receivables is due primarily to the repayment of loans by UCS as part of the settlement for our April 2, 1998, sale to Citicorp while the decrease in net assets from discontinued operations also reflects the sale of UCS. The decline in investments is primarily due to the sales of LIN-TV and SmarTone. The increase in cash is mainly due to the cash received from Citibank in the second quarter of 1998 related to the sale of UCS partially offset by cash used to repurchase common stock and to extinguish $1,046 million in debt. The increase in property, plant and equipment primarily reflects the investment in the expansion of the long-distance, local communications and wireless networks partially offset by the local asset impairment charge and the sale of AT&T
Solutions Customer Care. The increase in other assets is primarily due to goodwill associated with our purchase of ACC.

Total liabilities decreased $3,323 million, or 8.9%, primarily due to declines in debt, payroll and benefit-related liabilities, deferred income taxes, and accounts payable. These decreases were partially offset by increases in other current liabilities and long-term benefit-related liabilities. The decreases in both short-term and long-term debt reflect the paydown of debt with the proceeds from the sales of UCS, LIN-TV and AT&T Solutions Customer Care as well as the early extinguishment of debt, mentioned above. The decline in payroll and benefit- related liabilities primarily reflects the payout of the year-end payroll accrual and employee bonuses, and the reversal of a portion of the 1995 business restructuring reserve. The decrease in deferred income taxes primarily reflects the impact of the restructuring and other charges while the decline in accounts payable is primarily due to a decrease in payables associated with our high year-end capital expenditures. The increase in other current liabilities is mainly due to an increase in accrued income taxes primarily associated with the sale of UCS. The increase in long-term benefit-related liabilities is primarily due to the second quarter charges associated with the VRIP which resulted in the establishment of a liability for the Management Pension Plan.

Total shareowners' equity increased $389 million, or 1.6%, to $24,067 million, primarily due to current year's net income partially offset by the AT&T share re-purchase program, as discussed in the cash flows narrative, and dividends declared.

The ratio of total debt to total capital at September 30, 1998, was 22.8% compared with 33.5% at December 31, 1997. The decrease was primarily the result of lower debt. The ratio of total debt, net of cash, to total capital was 10.7% at September 30, 1998.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


In the normal course of business AT&T uses certain derivative financial instruments, mainly interest rate swaps and foreign currency exchange rate contracts. The interest rate swaps and foreign currency contracts and options allow the Company to manage its exposures to changing interest rates and currency exchange rates. AT&T does not use derivative financial instruments for speculative purposes. Credit policies are designed to limit the risks of dealing with other parties to these instruments. In management's view, the risks to AT&T from using these derivative financial instruments are small and the benefits include more stable earnings in periods when interest rates and currency exchange rates are changing.

The Company has revolving credit facilities of $1.0 billion at September 30, 1998. The credit facilities are intended for general corporate purposes, which include support for AT&T's commercial paper, and were unused at September 30, 1998.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1998,VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Cash flows provided by operating activities of continuing operations for the nine months ended September 30, 1998, were $6,841 million. This represents an increase of $1,144 million compared with the first nine months of 1997. The increase in operating cash flow was driven primarily by the approximately $1,400 million increase in income from continuing operations excluding the restructuring and other charges and the gains on sales which have essentially no impact on operating cash flows.

For the nine months ended September 30, 1998, cash provided by investing activities of $6,965 million increased $10,402 million from a $3,437 million use of cash for the nine months ended September 30, 1997, due primarily to the UCS sale on April 2, 1998, for which we received $5,722 million in settlement of receivables as well as $3,500 million in proceeds from the sale. Additionally, in 1998 we received $742 million, $625 million and $183 million from the sales of LIN-TV, AT&T Solutions Customer Care and SmarTone, respectively.

Net cash used in financing activities of $10,026 million increased $7,950 million from $2,076 million for the first nine months of 1997. This primarily reflects the use of cash received from 1998 asset dispositions to paydown commercial paper and the repurchase of approximately $3 billion of AT&T common stock in connection with the Company's share repurchase program described below. In addition, we used cash to retire $1,046 million of long-term debt obligations associated with the TCG pooling as well as repay approximately $900 million of scheduled debt maturities. The Company paid a premium of approximately $200 million associated with the early extinguishment resulting in an after tax charge of $137 million which was recorded as an extraordinary loss.

In July 1998, AT&T's Board of Directors authorized an open market share repurchase program to repurchase up to $3 billion of AT&T common stock. Between July 23 and September 30, 1998, AT&T repurchased approximately 53 million shares. As announced previously, AT&T expects to reissue the repurchased shares as part of the shares to be issued in connection with the TCI merger.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. " Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, though early adoption is encouraged. For AT&T this means that it must be adopted no later than January 1, 1999. If AT&T elects to adopt the SOP earlier than the effective date, restatement of interim periods during the year of adoption is required.
Management is currently assessing the impact on AT&T's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. " Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T this means that the standard must be adopted no later than January 1, 2000. Management does not expect the adoption of this standard to have a material impact on AT&T's results of operations, financial position or cash flows.

                                                         AT&T Form 10-Q - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER DEVELOPMENTS
On July 23, 1998, AT&T completed the merger with TCG, pursuant to an agreement and plan of merger dated January 8, 1998. Each share of TCG common stock was exchanged for 0.943 of AT&T common stock resulting in the issuance of approximately 181.6 million shares in the transaction. The merger was accounted for as a pooling of interests, and accordingly, AT&T's results of operations, financial position and cash flows have been restated to reflect the merger. In the third quarter of 1998, we recognized $85 of merger related expenses.

On March 3, 1998, AT&T agreed to sell WOOD-TV,  its television  station in Grand
Rapids,   Michigan,   for  approximately   $123  million,   subject  to  certain
adjustments, which is expected to close in the fourth quarter of 1998.

On June 24, 1998, AT&T signed a definitive merger agreement with TCI for an all-stock transaction. Under the agreement, AT&T will issue 0.7757 shares of AT&T common stock for each share of TCI Group Series A common stock and 0.8533 shares of AT&T common stock for each share of TCI Group Series B stock. The transaction, which is subject to regulatory, shareowner and other approvals, is expected to be completed in the first half of 1999. Also announced was TCI's intention to combine Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. Upon closing of the AT&T/TCI merger, the shareowners of the new Liberty Media Group will be issued separate tracking stock by AT&T in exchange for the shares currently held in Liberty Media Group and TCI Ventures Group.

AT&T and BT announced on July 26, 1998 that they will create a global venture to serve the communications needs of multinational companies and the international calling needs of individuals and businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine trans-border assets and operations of each company, including their existing international networks, all of their international traffic, all of their trans-border products for business customers - including an expanding set of Concert services - and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, including receipt of regulatory approvals. The transaction is expected to be completed by mid 1999. As a result of the joint venture agreement, AT&T will be required to exit certain operations which may be determined to compete directly with BT. A full review is currently underway to determine the size and scope of any related international restructuring charges. Management expects to have definitive plans in place by the end of 1998, and accordingly, a restructuring charge associated with this review will be forthcoming in the fourth quarter.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR 2000
AT&T is preparing its systems and applications for the year 2000 (Y2K). The problem the Y2K program addresses is the use of two-digit instead of four-digit year fields in computer systems. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. The potential for failures and errors spans all aspects of our business, including computer systems, voice and data networks, and building infrastructures. We are also faced with addressing our interdependencies with our suppliers and connecting carriers and our major customers, which all face the same problem.

The AT&T Y2K Program is enterprise-wide and is focused on four inter-related categories which are critical to maintaining uninterrupted service to our customers: AT&T networks, AT&T-developed applications, and their external interfaces and the information technology (IT) platforms that support the applications. Additionally, the Company has a Y2K program in place for its non-IT infrastructure, which is essential to conduct our business, but is less critical to serving the needs of AT&T's customers. The key milestones common to each category are: assessment, repair/remediation, testing and certification. AT&T monitors and tracks the progress of the Y2K program through a series of scorecards which capture the activities related to the Y2K process phases. AT&T has a target of December 31, 1998 for the completion of assessment, revision and testing of all customer-affecting systems that were part of AT&T's inventory as of January 1, 1998. The Y2K plans for AT&T Local Services (including TCG) are being integrated into the overall AT&T plan and have targeted completion of assessment by year-end 1998, with revision and testing scheduled for completion by the end of the first quarter of 1999. AT&T is also evaluating TCI's Y2K program to understand the potential impact on the existing AT&T program. All numbers cited in this Form 10-Q, Part I exclude information regarding those recent and pending acquisitions, whose programs are still being evaluated and planned for integration into the overall AT&T year 2000 program planning.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Program Status
AT&T has approximately 3,000 internally developed applications that (1) directly support AT&T's voice and data telecommunications services (including wired and wireless); (2) are critical to the provisioning, administration, maintenance and customer service/support related to our telecommunications services; and (3) support our sales and marketing organizations, other AT&T services and internal administrative functions. These applications represent 350 million lines of code that must be assessed, repaired and tested. As of September 30, 1998, AT&T has completed 99% of the assessment, approximately 91% of the repair, and about 67% of the application testing. The Company expects to have completed the assessment phase for the Company as a whole in 1998 and to be about 97% and 90% complete in the repair and certification phases, respectively, in 1998, and 100% complete in 1999.

The AT&T network is critical to providing top quality, reliable service to AT&T customers. AT&T's goal is to maintain this quality, and provide uninterrupted service at the turn of the century. In addition to the AT&T-developed applications supporting the network, AT&T has inventoried over 800 externally purchased network elements (NE) including switches, routers, network control points and signal transfer points. All of the NEs have been assessed: 80% are non-impacted, and plans are in place regarding Y2K-certification of the remaining 20% by the end of 1998. Additional Y2K testing is conducted to independently verify supplier claims of compliance. After operating system (OS)/ NE component testing and certification is complete, AT&T will perform integration testing to verify Y2K-certification of NEs in conjunction with associated OS/applications. At September 30, 1998, the assessment of the OS applications was 100% complete, and 99% and 96% complete for the repair and certification phases, respectively. At September 30, 1998, NE certification was approximately 64% complete. AT&T expects to complete all phases of OS/NE certification by year-end 1998, with full deployment by midyear 1999. AT&T plans to conduct interoperability testing with other carriers during 1999 after the involved networks have achieved Y2K-compliance.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



With respect to external (third party) interface assessment, formal letters have been sent to about 2,000 domestic telecommunications companies and international telecommunications authorities to request information on their Y2K plans and targets for compliance. The Company has identified about 1,000 different types of third party interfaces and about 10,000 total instances of those types, and are in the process of assessing the Y2K impacts. At September 30, 1998, AT&T assessed approximately 52% of third party interface types and approximately 48% were Y2K compliant. The Company expects to complete Y2K certification for approximately 75% of external interface types by year-end 1998, with 100% expected to be complete by mid-year 1999.

The IT infrastructure category addresses not only the computing platforms that are critical to the AT&T-developed applications, but also the common modules, communications protocols, the internal AT&T wide-area and local-area networks, desktop hardware/software and the internal voice network. The largest part of this effort has been focused on the inventory and assessment of the products and components, with much of the deployment scheduled for the latter part of the year. As of September 30, 1998, AT&T was approximately 44% compliant in computing platforms, 4% compliant in desktops, 70% compliant in voice systems and adjuncts, and 46% compliant in data networks. AT&T expects substantial completion of IT infrastructure certification by the end of 1998, with 100% completion during 1999.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The non-IT infrastructure focuses on the energy and environment management systems that are critical to various computer systems, as well as the fundamental need to assure continuing safety, security and operations. The Y2K program encompasses over 8,000 sites, as well as about 11,000 cell sites. The majority of the effort to date for Y2K compliance within the non-IT infrastructure is in inventory and assessment. At September 30, 1998, approximately 54% of all sites completed inventory, 27% completed assessment and 26% are Y2K compliant (or non-impacted). AT&T expects to complete 60% of its sites by year-end 1998, with 100% to be Y2K-compliant by year-end 1999.

Costs
We have expended approximately $300 million since inception in 1997 on all phases of the Y2K project. Total costs for the nine months ended September 30, 1998, were approximately $189 million, which included approximately $10 million of capital spending for upgrading and replacing non-compliant computer systems. The Company anticipates the total cost of the project to be approximately $375 million for the full year 1998, which includes approximately $75 million of capitalized fixed assets. More than half of these costs represent internal information technology resources that have been redeployed from other projects and are expected to return to these projects upon completion of the Y2K project. We anticipate total costs for 1999 to be approximately $225 million, which includes approximately $15 million of capitalized fixed assets.

Risk Assessment
We have assessed our business exposure that would result from a failure of our Y2K Program, as well as those of our suppliers, connecting carriers and major customers. Such failures would result in business consequences that could include failure to be able to serve customers, loss of network functionality, inability to render accurate bills, lost revenue, harm to the AT&T brand, legal and regulatory exposure, and failure of management controls. Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Contingency Plans
AT&T is in the process of establishing Y2K contingency plans. AT&T's contingency plan initiatives include the following:

   Business resumption teams to be on call during the millennium change to monitor the network, critical systems, operations centers and business processes and - positioned to react immediately to facilitate repairs, alternate process activation and/or re-prioritization of work processes and associated resources.

   Alternate processes to be developed to support critical customer functions in
   the  event  information  systems  or  mechanized   processes  experience  Y2K
   disruptions.

   Time zone "quiet period" to de-activate non-mission-critical systems and processes during the 24-hour transition period when regional time zones pass through the millennium change; these systems/processes would be re-activated once they are all switched over to 2000.

   Network capacity expansion to be engineered to accommodate demand peaks.

   Replacement/repair parallel paths to be established that provide for repair and readiness of existing systems and components that are scheduled for replacement by the year 2000, in the event the replacement schedules are not met.

   Alternate suppliers and implementation plans to be in place for third-party products/services that fail to meet Y2K compliance commitment schedules.

   Data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site (primary) as well as off-site (secondary) data copies.

                                                         AT&T Form 10-Q - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements, including statements concerning future operating performance, Y2K compliance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

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

                                                        AT&T Form 10-Q - Part II



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number
                   10 Framework Agreement, dated October 23, 1998, among AT&T Corp., VLT Corporation, British Telecommunications plc, BT (Netherlands) Holdings B.V. and Thistle B.V.

                   12          Computation of Ratio of Earnings to Fixed Charges

                   27          Financial Data Schedule

(b)           Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended September 30, 1998.

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




                                   AT&T Corp.



                                   /s/  M. B. Tart
                                   ------------------------------
                                   By:  M. B. Tart
                                        Vice President and Controller
                                       (Principal Accounting Officer)



Date:  November 12, 1998

                                                                  AT&T Form 10-Q



                                  Exhibit Index


Exhibit
Number

10 Framework Agreement, dated October 23, 1998, among AT&T Corp., VLT Corporation, British Telecommunications plc, BT (Netherlands) Holdings B.V. and Thistle B.V.


12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule