Form 10-Q/A
period 1998-09-30
AT&T CORP
filed 1999-01-08
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q/A



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


         At October 31, 1998, 1,753,577,000 common shares were outstanding.

                                                       AT&T Form 10-Q/A - Part I


   The undersigned registrant hereby amends its Form 10-Q filed with the Securities Exchange Commission on November 13, 1998, for the quarter ended September 30, 1998, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain reclassifications were made to the Consolidated Statements of Cash Flows. In addition, certain disclosures were added to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                             (Dollars in Millions)
                                   (Unaudited)


                                                  For the Nine Months Ended
                                                        September 30,
                                                    1998               1997

Common Shares
  Balance at beginning of year............... $ 1,789            $ 1,774
  Shares issued(acquired), net:
    Under employee plans.....................       2                  2
    Under shareowner plans...................       -                  -
    For acquisitions.........................     (37)                 5
Balance at end of period.....................   1,754              1,781

Additional Paid-In Capital
  Balance at beginning of year...............  17,121             16,624
  Shares issued(acquired), net:
    Under employee plans.....................      65                 49
    Under shareowner plans...................       -                  9
    For acquisitions.........................  (2,110)                89
    Other....................................      94                 24
Balance at end of period.....................  15,170             16,795

Guaranteed ESOP Obligation
  Balance at beginning of year...............     (70)               (96)
  Amortization...............................      26                 25
Balance at end of period.....................     (44)               (71)

Retained Earnings
  Balance at beginning of year...............   4,876              2,790
  Net income.................................   4,314  $4,314      3,153 $3,153
  Dividends declared.........................  (1,651)            (1,609)
  Treasury shares issued at less than cost...    (289)               (86)
  Other changes..............................       3                  5
Balance at end of period.....................   7,253              4,253

Accumulated Other Comprehensive Income
  Balance at beginning of year...............     (38)                 -
  Other comprehensive income
    (net of taxes of ($57) and ($6)) ........     (28)    (28)       (22)   (22)
  Total Comprehensive Income.................          $4,286            $3,131
Balance at end of period.....................     (66)               (22)

Total Shareowners' Equity.................... $24,067            $22,736

                  See Notes to Consolidated Financial Statements

                                                       AT&T Form 10-Q/A - Part I


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1998      1997
Operating Activities
Net income ...............................     $ 4,314   $ 3,153
Deduct: Income from discontinued
          operations .....................          10       155
        Gain on sale of discontinued
          operation.......................       1,290         -
Add:    Extraordinary loss on retirement
          of debt, net....................         137         -
Income from continuing operations ........       3,151     2,998
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Restructuring and other charges........       2,732         -
   Gains on sales.........................        (770)      (97)
   Depreciation and amortization..........       3,388     2,927
   Provision for uncollectibles...........       1,050     1,185
   Increase in accounts receivable........      (1,414)     (974)
   (Decrease)increase in accounts payable.        (366)      173
   Net increase in other operating
     assets and liabilities...............         (65)     (439)
   Other adjustments for noncash
     items - net..........................        (865)      (76)

Net cash provided by operating
  activities of continuing operations.....       6,841     5,697

Investing Activities
  Capital expenditures....................      (4,979)   (5,088)
  Proceeds from sale of
    property, plant and equipment.........          56        78
  Decrease in other receivables...........       6,403       434
  Acquisitions of licenses, net...........         (53)     (402)
  Sales of marketable securities..........       2,003       408
  Purchases of marketable securities......      (1,696)     (117)
  Equity investment distributions and sales      1,272       233
  Equity investment contributions.........         (86)     (393)
  Net dispositions, net of cash acquired..       4,119     1,507
  Other investing activities - net........         (74)      (97)

Net cash provided by(used in) investing
  activities of continuing operations.....       6,965    (3,437)

                                    (CONT'D)

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I


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

(b)           RESTRUCTURING AND OTHER CHARGES
              During the first quarter 1998 AT&T recorded a pre-tax charge of $601 related to the Company's decision not to pursue Total Service Resale (TSR) as a local service strategy. The Regional Operating Companies have made it extremely difficult to enter the local market under a TSR strategy. After spending several billions of dollars in an attempt to enter this market, it became clear to
              AT&T that both the economics and AT&T's ability to properly service its customers were not acceptable. This has compelled AT&T to exit TSR as a strategy for residential and certain business markets. This decision was reached gradually - culminating with a public announcement on January 26, 1998. A thorough financial and operational review of that decision was conducted during the first quarter resulting in an asset impairment recorded as of March 31, 1998. An impairment review was performed using the criteria described in Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." There were minimal revenues associated with TSR which did not cover the direct costs associated with servicing these customers. The TSR software was designed and developed to uniquely support the TSR option and cannot be utilized to support other connectivity options and accordingly, a determination was made that the software was impaired and should be written-off.

                                                       AT&T Form 10-Q/A - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

              Of the $601 charge, the software and software equipment write-offs discussed above were $543 and $42, respectively. An additional $16 related to contractual obligations. AT&T was subject to certain obligations and termination penalties under several vendor contacts that were cancelled during the first quarter as a result of this decision and, therefore, AT&T received no operational benefit from the costs incurred under the contracts. All obligations are expected to be settled in 1998.

              It was noted during the first quarter 1998 review of the TSR exit that certain fixed assets associated with the local initiative may also be impaired. However, consideration was given to the possibility of an alternative use for these assets pending the merger with TCG, a local service provider. AT&T expects this to be completed by year-end. Based on our findings to date over half of the assets which were initially purchased for TSR can be utilized elsewhere in AT&T. However, AT&T does expect an asset impairment charge of approximately $50 to $100 in the fourth quarter of 1998 for assets which could not be utilized or disposed of at book value.

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

                                                       AT&T Form 10-Q/A - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

              Of the 15,300 employees who accepted the offer, 3,400 were already included as part of previously established 1995 exit plans. Because the benefit cost of the VRIP offer was greater than AT&T's normal severance cost, AT&T had to increase its restructure charge. This increase was accounted for by recording a $2.2 billion charge to reflect the 15,300 employees accepting the offer, and the elimination of the original accrual of approximately $200 AT&T had for the 3,400 employees under the 1995 plan. The balance of approximately $60 related to reserves which were no longer deemed necessary based on the second quarter review.

              The special termination benefits reflect the value of pension benefit improvements and expanded eligibility for retirement-related benefits, such as medical, dental and life insurance. The program permitted employees to choose either a total lump sum distribution of their pension benefits or periodic future annuity payments. The VRIP offer was formally distributed to eligible management employees during the first week of April and one's irrevocable acceptance had to be postmarked by May 22, 1998 to be valid. Employee exits were spread over three primary dates in 1998, June 30, September 30, and December 30. Substantially all employees terminating under the VRIP will be off roll by December 30, 1998.

              The VRIP offer was extended to employees who were participants in the AT&T Management Pension Plan at any time from January 1, 1998 through January 21, 1998, inclusive, in a management position lower than Executive level. The individual had to be either on the active payroll or on an approved leave of absence with a guaranteed right of reinstatement. Additionally, to be eligible for the offer, the management employee had to meet the vesting requirements of the AT&T Management Pension Plan by the date they terminate employment.

              The VRIP offer was generally announced to employees on January 26, 1998. During February, management employees received an electronic mail message describing various details about the program. In March, eligible employees received a more detailed written overview of the program. Also in March, AT&T began to offer VRIP seminars for eligible employees in an effort to reinforce the content of the program. During the first week of April, detailed VRIP offer packages, with estimates of employee-specific data, were provided to employees eligible to participate.

                                                       AT&T Form 10-Q/A - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


              As of September 30, 1998, approximately 8,200 employees have terminated employment under VRIP and AT&T has settled the pension obligations covering about 8,000 of these employees. Related to these exits, lump sum pension distributions totaling $2.6 billion, which includes a portion of the special pension termination benefits referred to above, have been made to these former employees, resulting in a settlement gain of $602 recorded in the third quarter. In addition, as of November 1, 1998, another 2,400 employees left the business under the VRIP. By December 31, 1998, substantially all of the remaining VRIP participants will have terminated employment and the associated settlement gain will be recorded.

              AT&T recorded a restructuring charge related to the exit of certain businesses in the fourth quarter of 1995 as part of a three year exit plan. The balance of the 1995 restructuring charge as of September 30, 1998 is $315. This remaining balance is primarily comprised of excess space or abandoned lease space in various facilities and employee termination costs. In many cases it was more appropriate, from an economic standpoint, to continue to lease excess space until the lease contract expires than to pay the penalties involved with early termination of the lease. The remaining balance of employee termination costs primarily relates to headcount reductions anticipated to occur by year-end.

              AT&T expects the remainder of the projects supporting the 1995 reserve to be substantially complete by the end of 1998, which is consistent with AT&T's original three-year restructuring plan. AT&T is currently reviewing the status of all open projects and will make appropriate adjustments to the reserve balance based on that review.

              AT&T also recorded $85 of TCG merger related expenses in the third quarter. The net pre-tax benefit to AT&T was $517.

              In the first three quarters of 1998 the net restructuring and other charges discussed above totaled $2,827 pre-tax.

                                                         AT&T Form 10-Q/A Part I

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

              No interest expense was allocated to discontinued operations in 1998 or 1997 due to the immateriality of the amounts; however, UCS

                                                       AT&T Form 10-Q/A - Part I



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

              recorded direct interest expense of $85 for the nine month period ended September 30, 1998 and $75 and $216 for the three and nine month periods ended September 30, 1997, respectively.

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

AT&T's results of operations are discussed and analyzed for consolidated AT&T, as well as by business segment: business services, consumer services, wireless services, and other and corporate. Supplemental information is also included for local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures. Earnings before interest and taxes (EBIT), and earnings before interest, taxes, depreciation and amortization (EBITDA), total assets and other related information is discussed for the consolidated results of AT&T and by business segment.

AT&T defines EBIT as operating income plus other income and is a measure used by our chief operating decision makers to measure AT&T's consolidated operating results before interest and taxes and to measure segment profitability. Interest and taxes are not allocated to our segments because debt is managed and serviced and taxes are managed and calculated at the consolidated level. Trends in interest and taxes are discussed separately on a consolidated basis. Management believes EBIT is a meaningful measure to disclose to investors because it provides investors with an analysis within MD&A of operating results using the same measures used by the chief operating decision makers of AT&T, provides a return on total capitalization measure and it allows investors a means to evaluate the financial results of each segment to consolidated AT&T. EBIT may or may not be consistent with the calculation of EBIT for other public companies and EBIT should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

EBITDA is also used by management as a measure of segment performance and is defined as EBIT plus depreciation and amortization. We believe it is meaningful to investors as a measure of each segment's liquidity and allows investors to evaluate segments liquidity using the same measure as is used by the chief operating decision makers of AT&T. Consolidated EBITDA is also provided for comparison purposes. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can effect cash flow.

                                                       AT&T Form 10-Q/A - Part I


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                               Three months
                                                  ended
                                               September 30,         Change
$ in millions, except per share amounts       1998     1997        $       %

Total revenues............................$ 13,653  $13,090   $   563     4.3%

OTHER INCOME STATEMENT ITEMS*
Operating income..........................   3,312    1,747     1,565    89.7%
Operating margin..........................    24.3%    13.3%


Income from continuing operations.........   2,096    1,078     1,018    94.4%
Diluted earnings per share,
  continuing operations...................$   1.16  $  0.60   $  0.56    93.3%

OTHER DATA*
EBIT......................................   3,468    1,879     1,589    84.6%
EBITDA....................................$  4,676  $ 2,914   $ 1,762    60.5%



                                               Nine months
                                                  ended
                                               September 30,         Change
$ in millions, except per share amounts       1998     1997        $       %

Total revenues............................$ 39,695  $38,674   $ 1,021     2.6%

OTHER INCOME STATEMENT ITEMS*
Operating income..........................   4,144    4,845      (701)  (14.5)%
Operating margin..........................    10.4%    12.5%


Income from continuing operations.........   3,151    2,998       153     5.1%
Diluted earnings per share,
  continuing operations...................$   1.74  $  1.69   $  0.05     3.0%

OTHER DATA*
EBIT......................................   5,313    5,216        97     1.9%
EBITDA....................................   8,744    8,193       551     6.7%

CASH FLOW:
Provided by operating activities.........$   6,841  $ 5,697   $ 1,144    20.1%
Provided by(used in) investing activities.   6,965   (3,437)   10,402   302.6%
Used in financing activities.............$(10,026) $(2,076)  $(7,950) (382.9)%

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating income increased $1,565 million, or 89.7%, to $3,312 million in the third quarter of 1998 compared with the same period in 1997. For the third quarter of 1998, operating margin showed improvement of 1,100 basis points compared with the third quarter of 1997. EBIT increased $1,589 million, or 84.6%, to $3,468 million from $1,879 million in the third quarter of 1997.

Excluding  the impact of the 1998 net gain  mentioned  above,  operating  income increased $1,048 million, or 60.0%, to $2,795 million and operating margin improved 720 basis points. Excluding the 1998 net gain, EBIT increased $1,072 million, or 57.0%, to $2,951 million. These increases were primarily due to the Company's cost reduction efforts as well as the effect of higher revenues.

Operating income decreased $701 million, or 14.5%, to $4,144 million for the nine months ended September 30, 1998, compared with the same period in 1997. For the nine months ended September 30, 1998, operating margin decreased 210 basis points compared with the first nine months of 1997. EBIT increased $97 million, or 1.9%, to $5,313 million, from $5,216 million in the first nine months of 1997.

Excluding the impact of the gains, charges and reserve reversal mentioned above, operating income increased $2,066 million, or 42.1%, to $6,971 million and operating margin increased 490 basis points. Excluding the gains, charges and reserve reversal, EBIT increased $2,191 million, or 42.3%, to $7,370 million. These increases were primarily due to the net impact of higher revenues, the Company's cost reduction efforts, and lower access and other interconnection expenses, partially offset by higher depreciation and amortization expenses, which reflect our continued high levels of capital expenditures.

                                                       AT&T Form 10-Q/A - Part I


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


In the third quarter of 1998 earnings per share from continuing operations was $1.16, an increase of $0.56, or 93.3%, compared with earnings per share of $0.60 for the same period in 1997. For the nine months ended September 30, 1998, earnings per share from continuing operations was $1.74, an increase of $0.05, or 3.0%, compared with earnings per share of $1.69 for the same period in 1997. In the third quarter of 1998, excluding the impact of the net gain, earnings per share from continuing operations was approximately $1.00, an increase of approximately $0.40, or 66.7%, from the same period in 1997. For the nine months ended September 30, 1998, excluding the gains, charges and reserve reversal, earnings per share from continuing operations was approximately $2.45, an increase of approximately $0.77, or 45.8%, from the same period in 1997.


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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I


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

SEGMENT RESULTS
AT&T'sresults are segmented according to the Company's primary lines of business: business services, consumer services, and wireless services. A fourth segment, identified as other and corporate, includes the results of AT&T Solutions, TCG, international operations and ventures, on-line services such as AT&T WorldNet Internet access, and various other items. The results of these four segments plus the impact of the elimination of internal business sum to AT&T's total results. The following is a discussion of each of these segments, as well as supplemental information on local services, new wireless services businesses, AT&T Solutions, WorldNet and other on-line services, and international operations and ventures.

AT&T defines EBIT as operating income plus other income and is a measure used by our chief operating decision makers to measure AT&T's consolidated operating results before interest and taxes and to measure segment profitability. Interest and taxes are not allocated to our segments because debt is managed and serviced and taxes are managed and calculated at the consolidated level. Trends in interest and taxes are discussed separately on a consolidated basis. Management believes EBIT is a meaningful measure to disclose to investors because it provides investors with an analysis within MD&A of operating results using the same measures used by the chief operating decision makers of AT&T, provides a return on total capitalization measure and it allows investors a means to evaluate the financial results of each segment to consolidated AT&T. EBIT may or may not be consistent with the calculation of EBIT for other public companies and EBIT should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

                                                       AT&T Form 10-Q/A - Part I

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


EBITDA is also used by management as a measure of segment performance and is defined as EBIT plus depreciation and amortization. We believe it is meaningful to investors as a measure of each segment's liquidity and allows investors to evaluate segments liquidity using the same measure as is used by the chief operating decision makers of AT&T. Consolidated EBITDA is also provided for comparison purposes. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can effect cash flow.


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

                                                       AT&T Form 10-Q/A - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                           Three months
                                               ended
                                          September 30,          Change
$ in millions                           1998          1997      $       %
Revenue..............................$ 5,823      $  5,561  $  262     4.7%

EBIT.................................  1,471         1,110     361    32.5%
EBITDA...............................  2,042         1,565     477    30.5%

OTHER ITEMS
Capital additions....................$ 1,292      $  1,144  $  148    13.0%

                                            Nine months
                                               ended
                                           September 30,         Change
$ in millions                           1998          1997      $       %
Revenue..............................$17,196      $ 16,545  $  651     3.9%

EBIT.................................  3,850         3,354     496    14.8%
EBITDA...............................  5,451         4,636     815    17.6%

OTHER ITEMS
Capital additions....................$ 3,009      $  2,448  $  561    22.9%

                                  At Sept. 30,    At Dec. 31,    Change
                                        1998          1997      $       %
Total assets*........................$16,782      $ 15,030  $1,752    11.7%

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
EBIT increased to $1,471 million, or 32.5%, in the third quarter of 1998 from $1,110 million in the same period of 1997. EBITDA increased to $2,042 million, or 30.5%, in the third quarter of 1998 from $1,565 million in the same period last year. EBIT increased to $3,850 million, or 14.8%, for the nine months ended September 30, 1998, from $3,354 million in the same period in 1997. EBITDA increased to $5,451 million, or 17.6%, for the first nine months of 1998 from $4,636 million for the nine months ended September 30, 1997. Excluding the first quarter 1997 gain on the sale of Skynet, EBIT increased $593 million, or 18.2%, and EBITDA increased $912 million, or 20.1%, for the first nine months of 1998. These increases were driven by growth in revenues as well as progress toward AT&T's company-wide cost reduction goals. In particular, streamlining of customer care and sales support functions, including significant headcount reductions contributed to the increases.

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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I


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

TOTAL WIRELESS SERVICES


                                            Three months
                                               ended
                                           September 30,          Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 1,420       $ 1,190    $ 230    19.4%

EBIT.................................     33           142     (109)  (76.9)%
EBITDA...............................    324           367      (43)  (11.6)%

OTHER ITEMS
Capital additions....................$   221       $   419    $(198)  (47.2)%



                                            Nine months
                                               ended
                                            September 30,         Change
$ in millions                           1998          1997       $       %
Revenue..............................$ 3,897       $ 3,461    $ 436    12.6%

EBIT.................................    215           270      (55)  (20.3)%
EBITDA...............................  1,035           990       45     4.6%

OTHER ITEMS
Capital additions....................$   634       $ 1,542    $(908)  (58.9)%

                                   At Sept. 30,   At Dec. 31,     Change
                                        1998          1997       $       %
Total assets.........................$18,047       $18,540    $(493)   (2.7)%

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
EBIT and EBITDA were $33 million and $324 million, respectively, in the third quarter of 1998, a decrease of $109 million and $43 million, or 76.9% and 11.6%, from $142 million and $367 million, in the third quarter of 1997. For the first nine months of 1998, EBIT was $215 million, a decrease of $55 million, or 20.3%, from $270 million for the first nine months of 1997. For the first nine months of 1998, EBITDA was $1,035 million, an increase of $45 million, or 4.6%, from $990 million for the first nine months of 1997. Excluding the impacts of the second quarter 1998 gain on the sale of SmarTone and the first quarter 1997 charge to exit the two-way messaging business, EBIT and EBITDA decreased $318 million, or 74.0% to $112 million, and $138 million, or 12.8% to $932 million, respectively, for the first nine months of 1998. These decreases were due primarily to higher losses for new wireless services businesses in the current periods compared with the prior year periods.

EBIT and EBITDA for new wireless services businesses were negative $143 million and negative $91 million for third quarter of 1998, compared with negative $97 million and negative $80 million for the third quarter of 1997. EBIT and EBITDA for new wireless services businesses were negative $458 million and negative $317 million for first nine months of 1998, compared with negative $356 million and negative $243 million for the first nine months of 1997. Excluding the impact of the first quarter 1997 charge to exit the two-way messaging business, EBIT and EBITDA for new wireless services businesses decreased $262 million and $154 million, respectively, for the first nine months of 1998 compared with the first nine months of 1997. These declines were due primarily to the roll-out of additional markets over the past twelve months.

Core EBIT and EBITDA were $176 million and $415 million in the third quarter of 1998, compared with $239 million and $447 million for the same period last year. For the nine months ended September 30, 1998, core EBIT and EBITDA were $673 million and $1,352 million, compared with $626 million and $1,233 million for the same period last year. The decreases in EBIT and EBITDA for the three months ended September 30, 1998, compared with September 30, 1997, were primarily due to incremental acquisition and migration costs associated with higher subscriber additions and digital migrations. Excluding the impact of the second quarter 1998 gain on the sale of SmarTone, core EBIT and EBITDA were $570 million and $1,249 million, for the nine months ended September 30, 1998. This decrease in core EBIT for the nine months ended September 30, 1998, compared with the same period last year was due primarily to an increase in network and other communication services expenses, depreciation and amortization expenses and lower equity earnings from non-consolidated subsidiaries, partially offset by higher revenue. The increase in core EBITDA for the nine months ended September 30, 1998, compared with the same period last year was due primarily to higher revenue partially offset by an increase in network and other communication services expenses and lower equity earnings from non-consolidated subsidiaries.

                                                       AT&T Form 10-Q/A - Part I



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


NEW WIRELESS SERVICES BUSINESSES

                                          Three months
                                              ended
                                          September 30,          Change
$ in millions                          1998           1997      $       %
Revenue..............................$  121         $    6   $ 115     NMF

EBIT.................................  (143)           (97)    (46)   (47.2)%
EBITDA...............................   (91)           (80)    (11)   (14.5)%

OTHER ITEMS
Capital additions....................$   94         $  248   $(154)   (62.2)%



                                             Nine months
                                               ended
                                             September 30,       Change
$ in millions                          1998           1997      $       %
Revenue..............................$  214         $   11   $ 203     NMF

EBIT.................................  (458)          (356)   (102)   (28.6)%
EBITDA...............................  (317)          (243)    (74)   (30.4)%

OTHER ITEMS
Capital additions....................$  293         $1,031   $(738)   (71.5)%

                                  At Sept. 30,    At Dec. 31,     Change
                                       1998           1997      $        %
Total assets.........................$4,459         $4,417   $  42      1.0%

                                                       AT&T Form 10-Q/A - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORE WIRELESS SERVICES
                                           Three months
                                               ended
                                           September 30,           Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 1,299        $ 1,184  $  115     9.7%

EBIT.................................    176            239     (63)  (26.2)%
EBITDA...............................    415            447     (32)   (6.9)%

OTHER ITEMS
Capital additions....................$   127        $   171  $  (44)  (25.2)%


                                           Nine months
                                               ended
                                           September 30,           Change
$ in millions                           1998           1997      $       %
Revenue..............................$ 3,683        $ 3,450  $  233     6.8%

EBIT.................................    673            626      47     7.5%
EBITDA...............................  1,352          1,233     119     9.7%

OTHER ITEMS
Capital additions....................$   341        $   511  $ (170)  (33.3)%

                                   At Sept. 30,    At Dec. 31,    Change
                                        1998           1997      $       %
Total assets.........................$13,588        $14,123  $ (535)   (3.8)%

                                                       AT&T Form 10-Q/A - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER AND CORPORATE
Other and corporate includes TCG, AT&T Solutions, international operations and ventures, AT&T WorldNet, other businesses, and corporate operations.


                                             Three months
                                                ended
                                             September 30,           Change
$ in millions                              1998        1997         $       %
Revenue................................$    913     $   692    $   221    31.8%

EBIT...................................     218        (702)       920   131.5%
EBITDA.................................     389        (567)       956   169.2%

OTHER ITEMS
Capital additions......................$    347     $   330    $    17     4.9%


                                             Nine months
                                                ended
                                             September 30,            Change
$ in millions                              1998        1997         $       %
Revenue................................$  2,462     $ 1,891    $   571    30.1%

EBIT...................................  (3,379)     (1,977)    (1,402)  (71.0)%
EBITDA.................................  (2,888)     (1,588)    (1,300)  (82.0)%

OTHER ITEMS
Capital additions......................$    986     $ 1,039    $   (53)   (5.0)%

                                     At Sept. 30,  At Dec. 31,       Change
                                           1998        1997         $       %
Total assets...........................$ 16,589     $18,501    $(1,912)  (10.3)%

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

                                                       AT&T Form 10-Q/A - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
EBIT and EBITDA improved by $920 million, or 131.5%, and $956 million, or 169.2%, respectively, in the third quarter of 1998 compared with the third quarter of 1997. Excluding the third quarter 1998 net gain, EBIT and EBITDA improved by $403 million, or 57.3%, and $439 million, or 77.2%, respectively. These quarter over quarter improvements were primarily due to increased interest income from temporary cash investments, an improvement at AT&T Solutions, reductions in corporate overhead, and an improvement at international operations and ventures.

EBIT and EBITDA declined $1,402 million, or 71.0%, and $1,300 million, or 82.0%, respectively, in the first nine months of 1998 compared with the nine months ended September 30, 1997. Excluding the impact of the 1998 restructuring and other charges, the 1998 gains on the sales of LIN-TV and AT&T Solutions Customer Care, as well as the first quarter 1997 reversal of pre-1995 restructuring charges, EBIT improved $858 million to negative $1,219 million and EBITDA improved $960 million to negative $728 million, respectively. These improvements for the nine months ended September 30, 1998, compared with the same period in 1997, were primarily due to increased interest income on temporary cash investments, improvements at both international operations and ventures and AT&T Solutions, reductions in corporate overhead and an improvement at AT&T WorldNet.

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

                                                       AT&T Form 10-Q/A - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                           Three months
                                              ended
                                           September 30,         Change
$ in millions                           1998          1997     $        %
Revenue..............................$   247        $  147  $ 100     67.4%

EBIT.................................   (227)         (248)    21      8.6%
EBITDA...............................   (150)         (187)    37     20.5%

OTHER ITEMS
Capital additions....................$   283        $  334  $ (51)   (15.0)%



                                           Nine months
                                              ended
                                           September 30,         Change
$ in millions                           1998          1997     $        %
Revenue..............................$   682        $  372  $ 310     83.1%

EBIT................................. (1,261)         (652)  (609)   (93.3)%
EBITDA............................... (1,028)         (499)  (529)  (105.6)%

OTHER ITEMS
Capital additions....................$   919        $  779  $ 140     18.1%

                                    At Sept. 30,   At Dec. 31,   Change
                                        1998          1997     $        %
Total assets.........................$ 3,402        $4,068  $(666)   (16.4)%

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

                                                       AT&T Form 10-Q/A - Part I



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBIT/EBITDA
For the three months ended September 30, 1998, EBIT improved $21 million, or 8.6%, compared with the same period in 1997. For the three months ended September 30, 1998, EBITDA improved $37 million, or 20.5%, compared with the same period in 1997. Excluding the impact of the third quarter 1998 TCG merger related expenses, EBIT improved $106 million or 42.9% and EBITDA improved $122 million or 65.9%, respectively. These improvements were primarily due to revenue growth in TCG and AT&T Digital Link combined with an improved cost structure.

For the nine months ended September 30, 1998, EBIT declined $609 million, or 93.3%, compared with the same period in 1997. For the nine months ended September 30, 1998, EBITDA declined $529 million, or 105.6%, compared with the same period in 1997. Excluding the impact of the first quarter 1998 asset impairment charge and the third quarter 1998 TCG merger related expenses, EBIT improved $77 million, or 11.9%, and EBITDA improved $157 million, or 31.7%. These increases were driven by revenue growth, primarily in TCG, partially offset by higher local connectivity costs due to increasing volume with more access and subscriber lines than in 1997.

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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I


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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY

                                              Nine months
                                                  ended
                                              September 30,
$ in millions                                 1998     1997

CASH FLOW:
  Provided by operating activities          $6,841   $5,697
  Provided by(used in) investing activities  6,965   (3,437)
  Used in financing activities             (10,026)  (2,076)

EBITDA* ................................... $8,744   $8,193

     * Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first nine months of 1998 included $2,827 million of restructuring and other charges, pre-tax gains on the sales of LIN Television Corporation (LIN-TV) of $317 million, AT&T Solutions Customer Care of $350 million and AT&T's investment in SmarTone Telecommunications Holdings Limited (SmarTone) of $103 million.

     EBITDA for the nine months ended September 30, 1997, contained an $80 million charge for exiting the two-way messaging business and a $100 million benefit from the reversal of pre-1995 restructuring charges. In addition, EBITDA also included a $97 million pre-tax gain on the sale of AT&T Skynet Satellite Services (Skynet).

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

                                                       AT&T Form 10-Q/A - Part I


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

EBITDA is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA increased $551 million, or 6.7%, for the first nine months of 1998 compared to the same period in 1997. Excluding the restructuring and other charges and gains in 1998 and the 1997 reversal and charge, EBITDA increased 33.7% to $10,801 million for the first nine months of 1998 from $8,076 million for the first nine months of 1997. The increase was due primarily to the net impact of higher revenues, cost reduction efforts and lower access and interconnection expenses.

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I



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

                                                       AT&T Form 10-Q/A - Part I

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

The AT&T Y2K Program is enterprise-wide and is focused on four inter-related categories which are critical to maintaining uninterrupted service to our customers: AT&T networks, AT&T-developed applications, and their external interfaces and the information technology (IT) platforms that support the applications. Additionally, the Company has a Y2K program in place for its non-IT infrastructure, which is essential to conduct our business, but is less critical to serving the needs of AT&T's customers. The key milestones common to each category are: assessment, repair/remediation, testing and certification. AT&T monitors and tracks the progress of the Y2K program through a series of scorecards which capture the activities related to the Y2K process phases. AT&T has a target of December 31, 1998 for the completion of assessment, revision and testing of all customer-affecting systems that were part of AT&T's inventory as of January 1, 1998. The Y2K plans for AT&T Local Services (including TCG) are being integrated into the overall AT&T plan and have targeted completion of assessment by year-end 1998, with revision and testing scheduled for completion by the end of the first quarter of 1999. AT&T is also evaluating TCI's Y2K program to understand the potential impact on the existing AT&T program. All numbers cited in this Form 10-Q/A, Part I exclude information regarding those recent and pending acquisitions, whose programs are still being evaluated and planned for integration into the overall AT&T year 2000 program planning.

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I

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

                                                       AT&T Form 10-Q/A - Part I


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q/A constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward looking statements, including statements concerning future operating performance, Y2K compliance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

For a more complete discussion of the factors that could cause actual results to differ materially from such forward looking statements, see the discussion thereof contained under the heading "Forward Looking Statements" in the Company's Form 10-K for the year ended December 31, 1997. Readers should also consider the factors discussed under the headings "Results of Operations" and "Financial Condition" included in this Form 10-Q/A. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                      AT&T Form 10-Q/A - Part II



                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)
                                   (Unaudited)

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number
                      10 Framework Agreement, dated October 23, 1998, among AT&T Corp., VLT Corporation, British Telecommunications plc, BT (Netherlands) Holdings B.V. and Thistle B.V. (Exhibit 10 to Form 10-Q for the third quarter 1998, File No. 1-1105).

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

(b)           Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                                                AT&T Form 10-Q/A



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




                                   AT&T Corp.



                                   /s/  M. B. Tart
                                   ------------------------------
                                   By:  M. B. Tart
                                        Vice President and Controller
                                        (Principal Accounting Officer)



Date:  January 6, 1999

                                                                AT&T Form 10-Q/A



                                  Exhibit Index


Exhibit
Number

10 Framework Agreement, dated October 23, 1998, among AT&T Corp., VLT Corporation, British Telecommunications plc, BT (Netherlands) Holdings B.V. and Thistle B.V. (Exhibit 10 to Form 10-Q for the third quarter 1998, File No. 1-1105).

12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule