Form 10-K
period 1998-12-31
AT&T CORP
filed 1999-03-19
CIK 5907

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 26, 1999, the aggregate market value of voting stock held by non-affiliates was $143,517,069,605.

At February 26, 1999, 1,746,368,779 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the registrant's annual report to shareholders for the year ended December 31, 1998 (Part II)
(2) Portions of the registrant's definitive proxy statement dated March 25, 1999 issued in connection with the annual meeting of shareholders (Part III)

                                   SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
                  Title of each class                     which registered

Common Shares                                #        New York, Boston, Chicago,
  (Par Value $1 Per Share)                   ####     Philadelphia and Pacific
                                             #        Stock Exchanges


Class A Liberty Media Group Tracking         #
  Shares (common, Par Value $1 Per Share)    #
                                             ####     New York Stock Exchange
Class B Liberty Media Group Tracking         #
  Shares (common, Par Value $1 Per Share)    #




Thirty-Six Year 4-3/8% Debentures,           #
  due May 1, 1999                            #
                                             #
Thirty-Three Year 6% Debentures,             #
  due August 1, 2000                         #
                                             #
Thirty-Five Year 5-1/8% Debentures,          #
  due April 1, 2001                          #
                                             #
Ten Year 7-1/8% Notes, due January 15, 2002  #
                                             #
Ten Year 6-3/4% Notes, due April 1, 2004     #
                                             #
Ten Year 7% Notes, due May 15, 2005          #
                                             #
Twelve Year 7-1/2% Notes, due June 1, 2006   ######   New York Stock Exchange
                                             #
Twelve Year 7-3/4% Notes, due March 1, 2007  #
                                             #
Thirty Year 8-1/8% Debentures,               #
  due January 15, 2022                       #
                                             #
Medium Term Note 8.2, due February 15, 2005  #
                                             #
Thirty Year 8.35% Debentures,                #
  due January 15, 2025                       #
                                             #
Thirty-Two Year 8-1/8% Debentures,           #
  due July 15, 2024                          #
                                             #
Forty Year 8-5/8% Debentures,                #
  due December 1, 2031                       #

                                TABLE OF CONTENTS

                                     PART I

Item                              Description                              Page

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  39
 4.      Submission of Matters to a Vote of Security-Holders  . . . . . . .  41


                                     PART II

                                  Description

 5.      Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 42
 7.      Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 42
 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . 42
 9.      Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . 42

                                    PART III

                                  Description

10.      Directors and Executive Officers of the Registrant  . . . . . . . . 42
11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 42
12.      Security Ownership of Certain Beneficial Owners and Management  . . 42
13.      Certain Relationships and Related Transactions  . . . . . . . . . . 42

                                     PART IV

                                  Description

14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . 43

See page 41 for "Executive Officers of the Registrant."

                                     PART I


ITEM 1. BUSINESS.


GENERAL

         AT&T Corp. was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400).

         On   March   9,   1999,    AT&T    completed   the    acquisition    of
Tele-Communications, Inc. (TCI) in a merger. In the merger, AT&T acquired all the business and assets of the TCI Group, which consists primarily of TCI's domestic cable and telecommunications operations, as well as TCI's interest in At Home Corporation (@Home) in exchange for approximately 439 million shares of Common Stock. AT&T Common Stock will continue to represent an interest in the business and assets of the historical AT&T together with those assets acquired in the merger (now referred to as AT&T Broadband and Internet Services).

         In addition, at the time of the merger TCI combined Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. The shareowners of the new Liberty Media Group were issued separate tracking stock rather than traditional Common Stock by AT&T Corp. in exchange for the shares held in Liberty Media Group and TCI Ventures Group. Under the tracking stock arrangement, the Liberty Media Group's earnings and losses will be excluded from earnings available to the holders of Common Stock and the Liberty Media Group's businesses and assets will be managed by a separate operating Board of Directors. As a result, although the Liberty Media Group is wholly owned by AT&T Corp., it is accounted for as an equity investment in the consolidated financial statements of AT&T Corp. since AT&T does not have a "controlling financial interest" in the Liberty Media Group.

         Consequently, throughout this document, references to AT&T or the Company refer to the businesses, results or assets attributable to the Common Stock; references to Liberty Media refer to the businesses, results or assets attributable to the Liberty Media Group tracking stock; and references to AT&T Corp. refer to the combined legal entity. References herein to AT&T Common Shares, Common Shares, AT&T Common Stock or Common Stock excludes the Liberty Media Group tracking stock.

                                      AT&T

         AT&T is among the world's communications leaders, providing voice, data and video communications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish domestic long distance, international long distance, regional, local and wireless telecommunications services, cable television and Internet communications transmission services. AT&T also provides billing, directory, and calling card services to support its communications business.

         AT&T's primary lines of business are business services; consumer services; AT&T Broadband and Internet Services; and wireless services. In addition, AT&T's other lines of business include local services, which includes Teleport Communications Group Inc. (TCG); network management and professional services through AT&T Solutions; international operations and ventures; and AT&T WorldNet services.

         Internet users can access information about AT&T and its services at http://www.att.com. Our web site is not a part of this Form 10-K.


DEVELOPMENT OF BUSINESS

         Separation

         During 1998 AT&T continued the transformation of its business begun in 1996 when AT&T separated its business into three publicly held stand-alone companies: the current AT&T, focused on communications and information services; Lucent Technologies Inc. (Lucent), focused on communications systems and technology; and NCR Corporation (NCR), focused on transaction-intensive computing. AT&T distributed to its shareowners all of the shares AT&T owned of Lucent on September 30, 1996 and all of the shares of NCR on December 31, 1996.

         Asset Sales

         Following the separation, AT&T focused on its core businesses and disposed of assets and businesses that were not strategic. In October 1996, AT&T completed the sale of its majority interest in AT&T Capital Corporation (leasing services business). In 1997, AT&T completed the sales of AT&T Skynet (satellite services), AT&T Tridom (satellite data and video communications services), and its submarine systems business, as well as its investment in DirectTV (direct-broadcast television service and DSS equipment business). In addition, in 1998 AT&T sold AT&T Universal Card Services, Inc. (credit card services business), American Transtech Inc. (customer care services), its investment in LIN Television Corporation (commercial television broadcasting), and its investment in SmarTone Telecommunications Holdings Limited (a wireless joint venture in Hong Kong).

         TCG Acquisition

                  During 1998, AT&T engaged in a series of transactions to further transform the Company from one dominated by a single product, domestic long distance telecommunications, to a fully integrated, any distance, broadband communications service provider. In July 1998, AT&T completed the merger with TCG pursuant to which each share of TCG was exchanged for 0.943 of an AT&T Common Share in an all-stock transaction. TCG was the largest competitive local exchange carrier (CLEC) in the United States, offering comprehensive telecommunications services in major metropolitan markets throughout the United States. TCG provides a broad array of telecommunications services, including basic local exchange services, enhanced switch services, Internet services, disaster avoidance services and video channel transmission services, aimed at addressing high-volume business customers.

         TCI Acquisition

         On June 24, 1998, AT&T announced that it had agreed to acquire TCI through a merger. In the merger, which closed on March 9, 1999, AT&T issued
0.7757 of an AT&T Common Share for each share of TCI Group Series A tracking stock and 0.8533 of an AT&T Common Share for each share of TCI Group Series B tracking stock. In addition, AT&T Corp. issued one share of newly created Liberty Media Group Class A or Class B tracking stock for each outstanding TCI Liberty Media Group Class A or Class B tracking stock and 0.52 share of newly created Liberty Media Group Class A or Class B tracking stock for each outstanding TCI Ventures Group Class A or Class B tracking stock. In the merger, AT&T also exchanged AT&T Common Shares or Liberty Media Group tracking stock for shares of TCI convertible preferred stock and made a cash payment in lieu of any fractional AT&T Common Share or Liberty Media Group tracking share. In total, AT&T issued approximately 439 million AT&T Common Shares.

         BT Joint Venture

         On July 26, 1998 AT&T and British Telecommunications plc (BT) announced that they will create a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine transborder assets and operations of each company, including their existing international networks, all of their international traffic, all of their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, but is expected to be completed by mid-1999.

         Vanguard Acquisition

         On October 5, 1998, AT&T announced that it had signed a definitive merger agreement to purchase Vanguard Cellular Systems, Inc. (Vanguard) in a stock and cash transaction valued at approximately $1.5 billion, including approximately $600 million in debt. Under the terms of the agreement, each share of Vanguard stock would be exchanged, at each shareholder's option, for either $23.00 in cash or 0.3987 of an AT&T Common Share, subject to the limitation that the overall consideration will consist of 50% cash and 50% AT&T stock. The merger is subject to various closing conditions, including the approval by Vanguard shareholders. The transaction is expected to close in the first half of 1999.

         IBM Global Network Acquisition

On December 8, 1998, AT&T announced it had agreed to acquire International Business Machines Corporation's (IBM) Global Network business for $5 billion in cash, and the two companies will enter into outsourcing contracts with each other. IBM will outsource a significant portion of its global networking needs to AT&T. AT&T will outsource certain applications processing and data center management operations to IBM. The IBM Global Network business AT&T will acquire serves the networking needs of several hundred large global companies, tens of thousands of mid-sized businesses and more than one million individual Internet users in 59 countries. About 5,000 IBM employees will join AT&T as part of the acquisition. IBM's Global Network has more than 1,300 dial-up points of presence and dedicated access from more than 850 cities in 59 countries. The Global Network offers business customers innovative services and worldwide operations and support, including in-country, native-language support personnel. AT&T expects the acquisition to conclude by mid-1999, following clearance by regulatory authorities.

         Cable Operator Joint Ventures

         On January 8, 1999, AT&T announced that it had reached agreements with five TCI affiliates to form separate joint ventures to offer customers advanced communications services. AT&T expects to finalize joint ventures with Bresnan Communications, Falcon Cable TV, Insight Communications, InterMedia Partners and Peak Cablevision in early 1999, and begin commercial operations in the year 2000. The joint ventures will offer customers new communications services that feature multiple phone lines per household, along with options such as conference calling, call waiting, call forwarding and individual message centers for family members.

         AT&T, which expects to own 51 percent of each of these joint ventures, will have long-term exclusive rights to offer communications services over the systems of each of the five operators in return for one-time payments to be made when the systems meet certain performance milestones. AT&T expects the total of these payments to be in the tens of millions of dollars. In addition, the operators will receive ongoing monthly telephony subscriber payments, with guaranteed minimum penetration levels.

         Time Warner Joint Venture

         On February 1, 1999 AT&T and Time Warner, Inc. announced the formation of a joint venture to offer AT&T-branded cable telephony service to residential and small business customers over Time Warner's existing cable television systems in 33 states. The two companies also agreed to jointly market communications services and to develop other broadband communications services, such as video telephony. Under the terms of the agreement, AT&T will own 77.5 percent of the joint venture and Time Warner will own 22.5 percent. The joint venture will have exclusive rights to offer residential and small business telephony services over Time Warner's cable systems for 20 years. In return, the joint venture will make payments (estimated at $300 million) to Time Warner on a per home passed basis as systems are upgraded. In addition, the joint venture will pay a monthly fee per telephony subscriber, with guaranteed minimum penetration levels. AT&T will fund the venture's negative cash flow and be responsible for the venture's capital expenditures, including the cost of powering the system, and, as customers sign up for the service, the cost of adding communications equipment to cable nodes and in people's homes. The companies said they expect to finalize their agreement within 90 days and to close the joint venture thereafter. The transaction is subject to certain conditions, including definitive documentation and various approvals.

         MetroNet Merger

         On March 4, 1999, AT&T Canada Corp. announced that it had agreed to merge with MetroNet Communications Corp., Canada's largest competitive local exchange carrier. Under the terms of the agreement, AT&T would receive 31% of the combined entity in exchange for its 33 percent voting interest in AT&T Canada Corp., 100 percent interest in ACC TelEnterprises Ltd., and 67 percent interest in the former AT&T Canada Long Distance Services currently held in trust. In addition, AT&T agreed to purchase all of the remaining shares at the greater of the then appraised fair market value or the accreted minimum price, which initially is C$75 accreting after June 30, 2000 at a rate of 16% per annum, compounded quarterly. If the acquisition is not completed by June 30, 2003, those shares would be sold through an auction process and AT&T will make whole the shareholders for the amount they would have been entitled to if AT&T had purchased the shares. The completion of the merger and acquisition is subject to various conditions and regulatory approvals, including, for the acquisition, a change in Canada's foreign ownership restrictions.

BUSINESS SERVICES

         Long Distance Voice and Data

         Business Services provide voice, data and video communications services to large and small businesses, the Federal government and state and local governments. Business units within this group provide regular and custom long distance communications services, data transmission services, 500 services, toll-free or 800 and 888 services, 900 services, private line services, software defined network services (SDN), asynchronous transfer mode (ATM) and Internet protocol (IP) technology based services, integrated services digital network
(ISDN) technology based services, electronic mail, electronic data interchanges and enhanced facsimile services.

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

            Long  Distance  Voice.   Business   Services'  voice   communication
offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select AT&T as their primary long distance carrier.

            Business Services' dedicated services include private line and special access services that use high-capacity digital circuits to carry voice, data and video (or multimedia) transmission from point-to-point in multiple configurations. These services provide high-volume customers with a direct connection to an AT&T switch instead of switched access shared by many users. These services permit customers to create internal computer networks, access external computer networks and the Internet, as well as reduce originating access costs.

         Business Services also offers toll free (800 or 888) inbound service, where the receiving party pays for the call. This is used in a wide variety of applications, many of which generate revenue for the user (such as reservation centers or customer service centers). AT&T offers a variety of features to enhance customers toll free service, including call routing by origination point and time of day routing.

         Business Services also offers a variety of calling cards which allow the user to place calls from virtually anywhere in the world. Additional features include prepaid calling cards, conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

         Enhanced Data Communication. Enhanced data services consist of interexchange data networks utilizing packet switching and transmission technologies and application services, such as Internet access and Web Site hosting and management, which utilize the frame relay network. Enhanced data services enable customers to economically and securely transmit large volumes of data typically sent in bursts from one site to another. Enhanced data services are utilized for local area network (LAN) interconnection, remote site, point of sale and branch office communications solutions.

         AT&T utilizes both IP and ATM systems. Both technologies offer significant efficiencies over circuit switched systems which use a single, dedicated circuit to complete each transmission. ATM switching is also a more efficient method of switching and transmitting comingled or multimedia information. The packet switching technology breaks up a transmission into short pieces, or packets, which are encoded and transmitted with other packets on the same circuit, and reassembled at the desired destination. ATM differs from IP in that the data packets used in ATM (called cells) are one size (53 bytes) whereas in IP the data packets vary in length. Also, whereas ATM establishes virtual circuits to ensure that the information sent is reassembled at its destination in its proper sequence, IP ships each packet of information to its destination by a different path. While AT&T will continue to have both circuit and packet switching and transmission technologies for some time, no more significant future capital expenditures are scheduled for circuit switching.

         ISDN services provide customers with multiple voice and data communications services over a single telecommunications line. The Company's ISDN services allow customers to perform multiple functions such as simultaneous voice and computer links, and enable the Company to offer customers value-added features. High speed ISDN applications include desk top video conferencing, interconnection of LANs and Internet access.

         Business Services has a dedicated sales force through which it markets its long distance voice and data communication services. Sales forces are divided into geographic markets, and in each market focus on large, multinational corporations, small businesses, government markets, and value-added resellers and other wholesalers. Business Services employs full service support teams to provide significant customer support and service to ensure customer satisfaction and retention.

         Business Services offers its services in accordance with applicable tariffs filed with the Federal Communications Commission (FCC). Rates can vary by a number of factors, particularly the volume of usage and the day and time that calls are made. AT&T Business Services offers long distance and data services individually and in combination with other offerings. Through combined offerings, AT&T provides customers with benefits such as single billing, unified services for multilocation companies and customized calling plans.

         Transport

         Business Services is one of the leaders in providing wholesale networking services to other carriers, providing both network capacity and switched services. AT&T offers a combination of high-volume transmission capacity, conventional dedicated line services and dedicated switched services to Internet service providers (ISPs) and Tier 1 and Tier 2 carriers on a national or regional basis, as well as switchless resale services to Tier 3 carriers.

         Wholesale networking service is typically provided pursuant to long-term service agreements for terms of one year or longer. These agreements generally provide for "take or pay" monthly payments at fixed rates based on the capacity and length of the circuit used. Customers are typically billed on a monthly basis and also may incur an installation charge or certain ancillary charges for equipment. After contract expiration, the contracts may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis.


CONSUMER SERVICES

         AT&T  is  the  United   States'   leading   provider  of  domestic  and
international long distance service to residential consumers. AT&T provides regular and custom long distance communications services which it offers individually and in combination with other offerings.

         AT&T provides interstate and intrastate long distance telecommunications services throughout the continental United States and provides, or joins in providing with other carriers, telecommunications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international telecommunications services to and from virtually all nations and territories around the world. Consumers can use AT&T domestic and international long distance services by the traditional "one plus" dialing of the desired call destination, by dial-up access or through the use of AT&T calling cards.

         AT&T both delivers and receives international traffic pursuant to its operating agreements with foreign carriers throughout the world. The terms of most switched voice operating agreements, as well as established FCC policy, require that inbound switched voice traffic from the foreign carrier to the United States be routed to United States international carriers, like AT&T, in proportion to the percentage of United States outbound traffic routed by that United States international carrier to the foreign carrier. AT&T's revenues and costs of sales are sensitive to changes in international settlement rates and international traffic routing patterns.

         In the continental United States, AT&T provides long distance telecommunications services over AT&T's backbone network. International telecommunications services are provided by submarine cable systems in which AT&T holds investment positions, satellites and facilities of other domestic and foreign carriers.

         AT&T markets its consumer long distance services in a variety of ways, including by means of television advertising, direct mail solicitations and customer care telephonic solicitations, as well as through brand awareness. Beginning at the end of 1997, AT&T implemented significant modifications to its marketing efforts in response to strategic choices made to improve profitability. Primarily, AT&T commenced using free minutes in place of checks as well as migrating customers to more favorable optional calling plans in order to attract and retain its most profitable customers. As a result of this strategy, AT&T now has over 26 million customers on its One Rate registered trademark plans, including more than 13 million on AT&T One Rate Plus registered trademark, with more than 75% of AT&T's consumer long distance minutes were generated by customers on optional calling plans. Also, AT&T began targeting its marketing efforts to emphasize high-value customers to optimize its customer base for profitable future growth.

         Typically, AT&T charges customers based on applicable rates filed with the FCC. Customers select different services and from various rate plans which determine the price per minute that they pay on their long distance calls. Rates typically vary based on a variety or factors, particularly the volume of usage and the day and time that calls are made.

         In 1997, AT&T began conducting integrated billing for those customers using more than one service and in 1998 introduced a new rate plan for those customers subscribing to AT&T long distance and AT&T WorldNet service. In addition, in January 1999 AT&T began offering AT&T Personal Network services which bundle consumer domestic and international long distance, wireless, Internet, personal 800 and calling card services.


AT&T BROADBAND AND INTERNET SERVICES

         AT&T Broadband and Internet Services is principally comprised of the businesses and assets of the TCI Group and TCI's interest in At Home Corporation acquired in the TCI merger.

         TCI Group

         Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. In many cases, cable television systems also originate and distribute local programming.

         At December 31, 1998, approximately 66% of TCI Group's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 78 analog channels. Compressed digital video technology converts on average as many as fourteen analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         TCI Group began offering digital cable television service to selected markets in 1997. In February 1998, TCI Group initiated broader marketing efforts intended to increase the number of digital cable television customers. Such marketing efforts encompass multi-media, product enhancements, sales promotions and sales incentives.

         TCI Group operates its cable television systems either through its operating divisions or through certain other subsidiaries of TCI attributed to TCI Group. Domestic Basic-TV cable customers served by TCI Group are summarized as follows (amounts in millions):

                                                                        Basic-TV customers at December 31,
                                                                 1998       1997       1996      1995       1994
Managed through TCI Group's operating divisions
                                                                 11.4       14.2       13.4       11.9       10.7
Other non-managed subsidiaries of TCI attributed to TCI
   Group                                                          0.5        0.2        0.5        0.6        0.5
                                                              -------    -------    -------    -------    -------

                                                                 11.9       14.4       13.9       12.5       11.2
                                                              =======    =======    =======    =======    =======

         The decline in total Basic-TV customers between 1997 and 1998 is attributable to certain contribution transactions entered into in 1998. In the most significant of these transactions, on March 4, 1998, TCI contributed to Cablevision Systems Corporation (CSC) certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the CSC Transaction) and the assumption of indebtedness. TCI has also entered into letters of intent with CSC which provide for the TCI Group to acquire a cable system in Michigan and an additional 4% of CSC's Class A common shares and for CSC to acquire cable systems in Connecticut and assume certain indebtedness. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         In addition to the CSC Transaction, during 1998 TCI also completed eight transactions whereby TCI contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the 1998 Joint Ventures) in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of indebtedness. In addition, TCI, as of December 31, 1998, has signed agreements or letters of intent to contribute within the next twelve months certain cable television systems serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests. No assurance can be given that any of these pending contribution transactions will be consummated.

         TCI Group had approximately 1 million digital customers at December 31, 1998.

         TCI Group  operates  cable  television  systems  throughout  the United
States.

         Service Charges. TCI Group offers a limited "basic service" (Basic-TV) (primarily comprised of local broadcast signals and public, educational and governmental (PEG) access channels) and an "expanded tier" (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $9.00 to $12.00, and the monthly service fee for the expanded tier generally ranges from $13.00 to $19.00. TCI Group offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. TCI Group offers Pay-TV services for a monthly fee generally ranging from $6.00 to $15.00 per service, except for certain movie services (such as certain Pay-TV channels) offered at $1.00 to $2.00 per month, pay-per-view movies offered separately at $1.00 to $4.00 per movie and certain pay-per-view events offered separately at $6.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. In most markets, customers may also elect to subscribe to digital video services comprised of up to 36 additional video and 10 additional audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.

         As further enhancements to their cable services, for a monthly charge customers may generally rent converters or converters with remote control devices, as well as purchase a channel guide. Also a nonrecurring installation charge is usually charged.

         Monthly fees for Basic-TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) and the Telecommunications Act of 1996 (the Telecommunications Act, together with the 1992 Cable Act, the Cable Acts), established rules under which TCI Group's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified.

         Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the 1984 Cable Act) and the 1992 Cable Act, limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. TCI Group's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of PEG access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

         Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

         In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. TCI Group believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         Most of TCI Group's present franchises had initial terms of approximately 10 to 15 years. The duration of TCI Group's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1090 of TCI Group's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by TCI Group and involves approximately 4.6 million basic customers.

         At Home Corporation

         @Home, which became a public company in July 1997, is a leading provider of broadband Internet services that delivers data to homes and businesses through the cable television infrastructure and a cable modem at speeds up to 100 times faster than traditional telephone dial-up alternatives.

         @Home currently offers two Internet services: @Home for residential consumers and @Work for businesses and tele-commuters. @Home's primary offering

("the @Home service") allows residential subscribers to connect their personal computers via cable modem to a high-speed Internet backbone network developed and managed by @Home. @Home has entered into distribution arrangements with cable companies whose cable systems pass approximately 57.3 million homes. @Home's residential offering had approximately 331,000 cable modem subscribers across North America at December 31, 1998 representing an increase of approximately 158% from the 210,000 subscribers reported at September 30, 1998. As of December 31, 1998, approximately 13.2 million of the homes served by the cable companies with which @Home has distribution agreements are passed by upgraded two-way hybrid fiber co-axial cable. For businesses, @Home's @Work service provides a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. As of December 31, 1998, @Work had over 1,700 corporate customers, and the @Work service was available in 22 metropolitan markets.

         TCI was a founding partner of @Home and at March 15, 1999 the TCI Group held a significant equity interest and a controlling voting interest in @Home. Four officers or directors of AT&T or TCI currently serve on @Home's 11 member board; however, TCI has the right, at any time, to increase the size of @Home's Board of Directors and elect a majority of the directors of the @Home Board. TCI's controlling position in @Home is, however, subject to certain protective rights held by @Home. TCI has agreed that @Home will be the exclusive high-speed Internet service provider distributed over TCI's cable systems, subject to certain exceptions, until at least June 4, 2002, subject to early termination in certain circumstances. @Home's recently announced merger with Excite Inc. would, if approved and completed, dilute the TCI Group's economic interest and voting rights in @Home.

WIRELESS SERVICES

         AT&T Wireless Services (Wireless Services) is the United States' largest wireless service provider based on domestic revenues, and has the greatest number of digital customers. The services provided by Wireless Services currently include wireless voice and data. At December 31, 1998, Wireless Services served almost 10 million wireless subscribers, including partnership markets.

         Wireless operations are conducted in 130 markets (including partnerships), known as metropolitan statistical areas, rural service areas or major trading areas. Wireless Services provides wireless services over its wireless network, which operates both 850 megahertz and 1900 megahertz broadband wireless licenses, covering, in the aggregate, approximately 55% of the United States population before giving effect to Wireless Services roaming agreements and 96% of the United States after giving effect to Wireless Services roaming agreements. Wireless Services currently intends to increase its footprint to improve its coverage, thereby reducing roaming expenses.

         Services offered include custom calling services, such as voice mail, call forwarding, call waiting, three-way calling, no-answer and busy transfer. Wireless Services also offers a variety of other enhanced features, including display messaging, which allows a cellular phone to receive and store voice mail messages, short alphanumeric messages and pages, even if the handset is in use or switched off, and enhanced directory assistance, which enables callers to be connected to the party whose number was sought without hanging up and redialing.

         Specialized services for business customers include Wireless Office Service, which, among other features, provides four- or five-digit dialing for large customers. Wireless Services is now integrating other communications technologies into the network and will continue to explore the use of emerging technologies to expand the reach of the network and to provide additional services.

         Wireless   Services   also  has  an   interest   in  several   wireless
communications companies outside of the United States, including cellular operators licensed to serve Columbia, Taiwan and parts of India.

         Marketing efforts focus primarily on "high-value" customer segments (i.e., customers that spend over $50/month on wireless services). Digital service is a key element to attract and retain these high-value customers. Wireless Services is an industry leader in digital migration: at present, over 50% of Wireless Services' customer base is using digital service.

         Wireless Services currently offers wireless and wireline bundled services, such as a common bill and AT&T Personal Network (i.e., consumer domestic and international long distance, Internet, personal 800 and calling card services) with AT&T Digital One RateSM service. The number of new bundled offers is expected to increase over time.

         Wireless Services markets its services through a direct sales force, through sales points of presence in AT&T stores and kiosks, through direct marketing programs and through nonaffiliated retailers throughout the United States. Marketing to large business customers is conducted through direct solicitations or through combined offerings with other AT&T offerings. Wireless Services also relies upon dealers to market its services in certain locations. Dealers are independent contractors that solicit customers for Wireless Services service, and, typically, include specialized cellular stores, specialized electronics stores and department stores.

         Customer charges can include charges for service activation, monthly access, per-minute airtime and customer-calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. Long distance and roaming fees may also be incurred. Non-AT&T long distance customers are billed directly by their selected long distance carrier. Wireless Services offers long distance service to its cellular customers, although customers on some rate plans have the choice of an alternate long distance carrier.

         AT&T Digital One RateSM. AT&T Digital One Rate customers pay one rate for incoming and outgoing calls throughout the United States, which means that customers pay home rates when they roam across the United States. This rate consists of a monthly fee, which includes the use of a certain number of minutes, and a fee for usage beyond the monthly included minutes.

         Roaming Rates. Wireless Services pays other wireless providers negotiated rates when Wireless Services customers make or receive wireless calls when located in the other approved carriers' coverage areas and outside of Wireless Services' coverage area. Wireless Services currently has in place favorable roaming rates with most carriers across the United States based upon volume and growth. There is, however, no assurance that Wireless Services will continue to be successful in negotiating reasonable roaming rates with other wireless providers or expand its build out to cover such service areas. With the addition of AT&T Digital One Rate offerings, AT&T's sensitivity to changes in roaming rates has increased.

         Wireless Network. Wireless Services' ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular providers. Wireless Services' cellular licenses generally were granted for an initial 10-year term and are renewable for successive 10-year terms. FCC license renewal applications continue to be filed and currently are being processed by the FCC with no opposition. In addition, Wireless Services is required by the FCC to provide adequate personal communication service to at least one-third of the population in its 1900 megahertz licensed areas within five years of being licensed and two-thirds of the population in its licensed areas within 10 years of being licensed.

         Wireless Services has created service clusters in major metropolitan areas, and has linked its and selected other service providers' systems into a network that permits its wireless subscribers to both place and receive calls anywhere they travel in areas covered by the network, even if the local wireless telephone service is not provided by Wireless Services.

         Analog and digital service are offered in 850 megahertz markets and digital service in 1900 megahertz markets. Wireless Services believes that digital cellular technology offers many advantages over analog technology, including substantially increased capacity, greater call privacy, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmission. However, analog networks provide the only common roaming platform currently available throughout the United States. Wireless Services markets primarily multi-network phones, capable of operating in the digital mode at 1900 megahertz and in digital and analog modes at 850 megahertz.

         Wireless Services has selected time division multiple access (TDMA) as its digital wireless technology in the United States and has deployed TDMA service in its major markets. Wireless Services believes that TDMA technology is an improvement over analog in that it allows for clearer calls, enhanced security, greater functionality and additional capacity to process more calls. A number of other wireless service providers have chosen code division multiple access (CDMA) or the global system for mobile communications (GSM) as their digital wireless technology. Since no manufacturers currently offer digital handsets capable of receiving more than one digital standard, users will not be able to roam between networks possessing different digital standards at this time.


OTHER BUSINESSES

         Local Services

         Local exchange carriers provide local, toll, access and resale services; sell, install and maintain customer premises equipment; and provide directory services. The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone charges and private line services; (ii) network access services, which consist of access charges received by LECs from long distance carriers for the local portion of long distance telephone calls;
(iii) long distance network services, which include the variable portion of charges received by local exchange carriers (LECs) for intra-LATA long distance calls; and (iv) additional value added services such as caller identification, voice mail and call waiting.

         Consumer Local Services. By the end of 1997, AT&T offered resold local service to residential customers in 8 states. Notwithstanding its substantial efforts, AT&T experienced significant difficulty in entering local markets. AT&T's ability to purchase combined network elements from the incumbent LECs (ILECs), one of the primary methods by which AT&T intended to provide local service to residential customers, was severely limited by, among other factors, regulatory and judicial actions and a lack of technical and operational interfaces necessary to order network elements from ILECs. In spite of strong demand, in the fourth quarter of 1997 AT&T stopped actively marketing resold local service to residential customers in most of the areas in which it offered such service because of limitations on ILECs' ability to handle anticipated demand and because discounts AT&T received from ILECs on the sale of such service were insufficient to make resale a viable method of offering service.

         AT&T intends to pursue local entry by transforming the cable footprint of one-way cable plant into a two-way, broadband network capable of meeting the full spectrum of communication needs of the residential customer. AT&T intends to deploy a variety of services over the upgraded cable plant, including a richly featured "all-distance" (i.e., local, long distance, international) voice telephony offering. AT&T plans to use existing circuit-switched technology to pilot telephony service offers over the cable plant beginning in 1999. However, AT&T expects to begin to transition to an integrated Internet protocol (IP) packet data architecture by the end of 2000 that affords cost and feature benefits over the older circuit-switched technology.

         In addition, AT&T will pursue other transport options, including:

- Expanding AT&T's ability to offer the full range of consumer services beyond the TCI Group cable footprint through a variety of partnership and investment initiatives, including the Time Warner and other cable operator joint ventures already announced;

- Continued investment in alternative narrowband, wideband and broadband access technologies, including the fixed wireless technology that AT&T is currently testing in select markets, and the construction of dedicated, high-capacity access facilities to serve the broadband communication needs of residential customers living in multiple dwelling units (MDUs); and

- Resale of several forms of ILEC unbundled network elements which can be combined with switching, routing and other network elements to support differentiated voice and data services.

         AT&T intends to utilize the former TCI Group's sales force to actively solicit cable customers as local service customers. In these areas, AT&T intends to offer cable and local telephony as a bundle of services. AT&T will market local service in other areas as it rolls out its local telephony capabilities. For local service, customers are billed a fixed charge plus usage. AT&T intends to offer rates competitive with those offered by LECs, as well as discounted offers for certain bundles of services. Currently, billing is done internally. It is expected that local service sold as part of a cable bundle will be billed in one billing statement to consumers.

         Business Local Services. As of June 30, 1998, AT&T offered AT&T Digital Link service for business customers on an outbound only basis in 48 states and on an inbound and outbound basis in one state. AT&T's ability to provide facilities-based local service to business customers through AT&T Digital Link service was hampered by the inability to provide local number portability and other factors. On July 23, 1998, AT&T completed the merger with TCG, the largest CLEC in the United States with local networks aimed at addressing high-volume business customers, and combined its business local services with those of TCG. At December 31, 1998, TCG possessed local networks in operation in 83 U.S. markets, encompassing over 11,400 route miles, over 549,600 fiber miles, and 51 local digital voice switches.

         TCG's customers are principally telecommunications-intensive businesses, healthcare, and educational institutions, governmental agencies, long distance carriers and resellers, ISPs, disaster recovery service providers and wireless communications and financial services companies. TCG's centrally managed customer care and support operations are designed to facilitate the installation of new services and the processing of orders for changes and upgrades in customer services.

         With a direct sales force in each of its markets, TCG initially targets the large telecommunications-intensive businesses concentrated in the major metropolitan markets served by its networks. TCG also targets small- and medium-sized business customers in office buildings or multiple dwelling units already served by its network.

         TCG generally offers its services in accordance with applicable tariffs filed with state regulatory agencies (for intrastate services). TCG typically offers local service as part of a package of services, which can include any combination of other AT&T offerings. Customers also choose among analog, digital voice-only and ISDN Centrex telephone lines to their desktops. AT&T owns, houses, manages and maintains the switch, while customers retain control over network configurations, allowing customers to add, delete and move lines as needed. For local service, customers are billed a fixed charge plus usage.

AT&T Solutions

         AT&T Solutions, established in 1995, provides outsourcing, consulting and networking integration services to large businesses. AT&T Solutions provides clients with a broad array of professional services to satisfy clients complete networking technology needs.

         AT&T Solutions' offerings include operational and networking management services for a broad range of computing platforms, including mainframe, mid-range computers, personal computer and network environments, such as local-area networks and wide-area networks. Most customers execute long-term contracts for AT&T Solutions networking services.

         AT&T Solutions' customers are generally within the top 2000 multinational corporations in the world. AT&T Solutions' sales force engages in direct solicitation of those customers as well as referrals from other units of AT&T.

AT&T WorldNet(R) Consumer services

         AT&T offers dial-up Internet access to consumers through its AT&T WorldNet service business unit, a leading provider of direct Internet access service in the United States. At December 31, 1998, AT&T WorldNet service had over 1.3 million customers and provided over 466 points of presence, located in over 389 cities. Most of these dial-in numbers have been upgraded to accommodate high speed 56K technology.

         In 1998, AT&T WorldNet service entered into agreements with Yahoo!, Excite, Infoseek and Lycos, four of the most popular sites on the Internet

(known as "portals"), to offer co-branded access services to the portals' customers. For example, a Yahoo! customer may subscribe to Internet access through Yahoo! Online Powered by AT&T WorldNet service. In these cases the AT&T WorldNet service supplies the underlying access, billing and customer care, while the portal provides the content in the form of a personalizable start page and other popular features.

         AT&T WorldNet service generates revenues principally through subscription and usage fees, as well as from electronic commerce and advertising revenues. AT&T WorldNet service offers a variety of pricing plan options, including bundled options. Generally, customers are charged a flat rate for unlimited hours, or a flat rate for a certain number of hours with charges for each additional hour of usage.

         AT&T WorldNet service's marketing programs are designed to attract and retain profitable customers. AT&T seeks to build brand recognition and customer loyalty and to make it easy for consumers to try, and stay with, AT&T WorldNet service. In addition to direct marketing through brand name advertising, direct mail and magazine insert promotions and bundling offers, AT&T WorldNet service maintains a large indirect channel marketing effort. Through this indirect channel AT&T WorldNet service software is bundled in new computers produced by major manufacturers, and is included on millions of software titles published by independent software vendors.

         AT&T Business Internet Services

         AT&T WorldNet Business Services provides IP connectivity and IP value-added services, messaging, and electronic commerce services to businesses. AT&T offers Managed Internet Service, which gives customers dedicated, high-speed access to the public Internet for business applications at a variety of speeds and types of access, as well as Business Dial Service, a dial-up version of Internet access designed to meet the needs of small- and medium-sized businesses.

         AT&T Virtual Private Network (VPN) Service allows businesses to obtain remote access to e-mail, order entry systems, employee directories, human resources and other databases, or to create an Intranet and extranets with their clients, suppliers and business partners, and enables customers to tailor their VPNs to accommodate specific business applications, performance requirements or the need to integrate with existing data networks.

         AT&T Web Site Services are a family of hosting and transaction services and platforms serving the web needs of thousands of businesses. Offers include AT&T Shared Hosting Services, an economical way for businesses to establish a presence on the World Wide Web, and AT&T Enhanced Web Development Package for businesses that want to create web sites that require higher performance and greater user demand. AT&T Dedicated Hosting Service provides customizable and pre-packaged Web hosting solutions. AT&T SecureBuySM Service provides the backoffice infrastructure required to electronically process credit card transactions online, high-speed links into two of the leading credit card processing services, and management reports that measure a site's success.

         Other IP services AT&T offers let Web site visitors click on a "call me now" icon if they wish to speak to a customer service agent; connect enterprise networks that use host or LAN-based and browser-based e-mail systems to AT&T's value-added messaging services such as e-mail and fax; and enhanced fax services.

         International

         AT&T has established a number of international alliances to increase the reach and scope of AT&T's services and network over time and has invested in certain countries in order to increase the range of services AT&T offers in those countries. For example, in early 1997 AT&T's joint venture in Mexico, Alestra, began offering long distance service.

         In addition, on July 26, 1998, AT&T and BT announced that they will create a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, which will be owned equally by AT&T and BT, will combine trans-border assets and operations of each company, including their existing international networks, all of their international traffic, all of their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors. The formation of the venture is subject to certain conditions, and is expected to be completed by mid-1999.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

         Telecommunications Act of 1996

         In February 1996, the Telecommunications Act became law. The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services. The Telecommunications Act will permit the Regional Bell Operating Companies (RBOCs) to provide interexchange services originating in any state in its region after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act.

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

         On July 18, 1997, the United States Court of Appeals for the 8th Circuit issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with LEC networks and the purchase of unbundled network elements and wholesale services from LECs. Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996. On October 14, 1997, the 8th Circuit Court of Appeals vacated an FCC Rule that had prohibited incumbent LECs from separating network elements that are combined in the LEC's network, except at the request of the competitor purchasing the elements. This decision increased the difficulty and costs of providing competitive local service through the use of unbundled network elements purchased from the incumbent LECs.

         On January 25, 1999, the Unites States Supreme Court issued a decision reversing the 8th Circuit Court of Appeal's holding that the FCC lacks jurisdiction to establish pricing rules applicable to interconnection and the purchase of unbundled network elements, and the Court of Appeal's decision to vacate the FCC's rule prohibiting incumbent LECs from separating network elements that are combined in the LEC's network. The effect of the Supreme Court's decision is to reinstate the FCC's rules governing pricing and the separation of unbundled network elements. The 8th Circuit Court of Appeals will now consider the incumbent LECs' claims that although the FCC has jurisdiction to adopt pricing rule, the rules it adopted are not consistent with the applicable provisions of the Act. The Supreme Court also vacated the FCC's rule identifying and defining the unbundled network elements that incumbent LECs are required to make available to new entrants, and directed the FCC to reexamine this issue in light of the standards mandated by the Act.

         In view of the proceedings pending before the 8th Circuit, FCC and state PUCs, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

         On December 31, 1997, the U.S. District Court for the Northern District of Texas issued a memorandum opinion and order holding that the
Telecommunications Act's restrictions on the provision of in-region, interLATA service by the RBOCs are unconstitutional. AT&T and other carriers and the FCC filed prompt appeals with the United States Court of Appeals for the 5th Circuit. On February 11, 1998, the District Court stayed the effectiveness of its December 31 memorandum opinion and order pending appeal.

         On September 4, 1998, the United States Court of Appeals for the 5th Circuit rejected arguments that the Telecommunications Act is unconstitutional, and reversed the district court's contrary opinion. On December 22, 1998, the United States Court of Appeals for the District of Columbia Circuit rejected a similar challenge to the constitutionality of the Telecommunications Act. On January 19, 1999, the United States Supreme Court denied petitions filed by the RBOCs to review the decision of the 5th Circuit Court of Appeals.

         Modification of Final Judgment of 1982

         Prior to 1996, AT&T and the RBOCs were subject to the provisions of the Modification of Final Judgment of 1982 (MFJ) since its implementation. The Telecommunications Act effectively superseded future operation of the MFJ. Consequently, on April 11, 1996, Judge Harold Greene issued an order terminating the MFJ.

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

         Furthermore, in May 1997, the FCC adopted three orders relating to Price Caps, Access Reform, and Universal Service that substantially revised the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. AT&T has agreed to pass through to consumers any savings to AT&T as a result of access charge reform. AT&T began implementing these reductions July 15, 1997. Consequently, AT&T's results after June 1997 reflects lower revenues per minute of usage and lower access and other interconnection costs per minute of usage.

         The Price Cap Order  requires LECs to reduce their price cap indices by
6.5 percent annually, less an adjustment for inflation, which is likely to result in a reduction in the interstate access charges that long distance carriers, such as AT&T, pay to LECs. The Access Charge Reform Order restructured access charges so that certain costs that do not vary with usage will be recovered on a flat-rate basis and permitted increased flat-rate assessments on multiline business customers and on residential lines beyond the primary telephone line. This restructuring allows a reduction in access charges assessed on long distance carriers on a usage basis. Finally, the Universal Service Order (which represents an FCC mandated contribution to support schools and libraries and rural health care programs, high cost support and low income support mechanisms which are paid to the Universal Service Administrative Company) adopts a new mechanism for funding universal service which expands the set of carriers that must contribute to support universal service from only long distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only LECs to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to eligible schools and libraries and rural health carrier providers.

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

         AT&T's international private line services have been classified as non-dominant for several years. AT&T's switched international services have become subject to increased competition, similar to its domestic services and on May 9, 1996, the FCC adopted an order reclassifying AT&T as a non-dominant carrier for such services. AT&T has made certain voluntary commitments that address issues raised in that proceeding, including commitments: (i) to maintain its annual average revenues per minute for international residential calls at or below the 1995 level through May 9, 1999, and in the event of a significant change that substantially raises AT&T's costs, to provide the FCC five business days notice prior to implementing rate increases that would raise the annual average revenues per minute for such calls above the 1995 level; and (ii) to maintain certain discount calling plans providing at least a 15% discount off basic pricing schedules until May 9, 1999. AT&T also made voluntary commitments relating to its operation of international cable facilities, its negotiation of settlement agreements with foreign carriers and its relationship with foreign partners.

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

         Wireless Regulatory Environment

         Wireless Services' operations (cellular and PCS) are licensed and regulated by the FCC. The licenses must be renewed periodically. Furthermore, if a licensee fails to provide service to a specified percentage of the population in the licensed area, the FCC may reduce the size of the licensed area to that which is receiving service. Wireless Services does not foresee difficulties with renewals or risks of license restrictions that would have a material impact on the performance of its wireless businesses.

         Currently, the FCC limits wireless operators to holding a maximum of 45 MHz of cellular, broadband PCS or specialized mobile radio (SMR) licenses in a single market. However, the FCC recently opened a proceeding to examine whether to modify or abolish its spectrum cap policy.

         The FCC has exclusive jurisdiction to regulate rates and entry for wireless services and currently does so by permitting competitive market forces to operate. However, in addition to the licensing rules specified above, the FCC has imposed a number of other regulatory obligations on wireless carriers. It requires wireless carriers, as well as other telecommunications carriers, to remit a portion of their revenues to a federal Universal Service Fund, which is designed to promote the availability of affordable local telephone service, the FCC has issued regulations pursuant to the Telecommunications Act that require the industry to implement local number portability by March 31, 2000. The FCC is planning to issue rules that would implement provisions of the Telecommunications Act that require all telecommunications carriers to make their services accessible to individuals with disabilities if readily achievable. Similarly, the FCC has required wireless carriers to ensure that customers using TTY devices (i.e., teletype devices used by the deaf) can call emergency services (e.g., calls to 911) over wireless digital service as well as over analog services. The FCC also has specified the technical services that wireless carriers must provide in order to support electronic wiretapping by law enforcement authorities pursuant to Communications Assistance to Law Enforcement Act of 1994. It may not be practicable for Wireless Services or the industry to meet certain of the deadlines that have been established by the FCC and investments will be required to comply with the relevant regulations. However, the FCC is reviewing petitions that have been filed by Wireless Services and by other members of the wireless industry to postpone compliance dates and modify regulations that would minimize the burden and expense of compliance.

         State and local governments are preempted from regulating either market entry by, or the rates of, cellular and PCS operators. However, state governments can regulate other terms and conditions of wireless service and several states have imposed (or have proposed legislation that will impose) various consumer protection regulations on the wireless industry. States may also impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities are typically subject to zoning and land use regulation. However, under the federal Telecommunications Act, neither local nor state governments may categorically prohibit the construction of cellular or broadband PCS facilities in any community.

         Cable Regulation and Legislation

         The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act removes barriers to competition in both the cable television market and the local telephone market and reduces the scope of cable rate regulation.

         The Telecommunications Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined due to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect TCI Group's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of TCI Group's cable systems.

         Cable Rate Regulation. The 1992 Cable Act imposed extensive rate regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors (MVPDs). The Telecommunications Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a direct broadcast satellite (DBS) distributor) affiliated with a LEC. There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or LFAs) are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier (BST), which typically contains local broadcast stations and PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

         The FCC itself directly administers rate regulation of any cable programming service tiers (CPST), which typically contain satellite-delivered programming. Under the Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, TCI Group was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, TCI Group pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The Telecommunications Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. The Telecommunications Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to MDUs, although complaints about predatory pricing in MDUs still may be made to the FCC.

         Cable Entry Into Telecommunications. The Telecommunications Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the Telecommunications Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The Telecommunications Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Telephone Company Entry Into Cable Television. The Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

         Under the Telecommunications Act, a LEC or other entity providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless it elects to provide its programming via an "open video system" (OVS). It was anticipated that the primary benefit of using an OVS regulatory model was to avoid the need to obtain a local franchise prior to providing services. However, a January 1999 federal court of appeals decision held that OVS providers can be required to obtain such a franchise. To be eligible for OVS status, the provider cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The Telecommunications Act provides a few limited exceptions to this buyout prohibition.

         Electric Utility Entry Into Telecommunications/Cable Television. The Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC, notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of
their  resources,   electric  utilities  could  be  significant  competitors.

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect TCI Group's ability to acquire attributable interests in additional cable systems. The FCC is currently conducting a reconsideration of its national customer limit rules, and it is possible the FCC will revise both the national customer reach percentage limitation and/or the manner in which it attributes ownership to a cable operator. Either of these revisions, which are expected to be completed in 1999, could adversely affect various joint ventures, partnerships and equity ownership arrangements announced by TCI Group in 1997 and 1998 in TCI Group's effort to reduce the number of cable systems over which it has control and management responsibility.

         The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

         The Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The Telecommunications Act leaves in place existing restrictions on cable cross-ownership with Satellite Master Antenna Television (SMATV) and multi-channel multi-point distribution systems (MMDS) facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on TCI Group's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines in a pending rulemaking that cable systems must carry all analog and digital signals transmitted by the television stations.

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction that has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage.

         "Anti-Buy Through" Provisions. Federal law requires each cable system to permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period if deemed necessary.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to TCI Group. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

         Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration or termination of an MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

         Internet Service Regulation. Although there is no significant federal regulation of cable system delivery of internet services at the current time, and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated internet service providers and online service providers. Certain internet service providers also are attempting to use existing commercial leased access provisions of the Telecommunications Act to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory internet access requirements as part of cable franchise renewals or transfer approvals.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for hearing-impaired Closed Captioning on programming will result in new and potentially significant costs for TCI Group. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         The FCC  recently  completed a  rulemaking  designed to  encourage  and
facilitate   third-party   sale  of  cable   converters   to  cable   customers.

Specifically, the FCC requires cable operators to segregate security functions of set top boxes from all other functions by July 1, 2000. Additionally, as of January 1, 2005, cable operators can no longer lease or sell converter set top boxes that have integrated security and navigation functions. The result of this rulemaking is that cable subscribers will not necessarily obtain their set top boxes from the cable operator, but, instead, may purchase such set top boxes from third-party vendors. Such third-party sales of previously unmodified cable set top boxes could make it more difficult for cable operators to combat theft of service.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect TCI Group's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

         State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The Telecommunications Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the entity crosses public rights of way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

COMPETITION

         Competition  in  communications  services is based on price and pricing plans, the types of services offered, customer service, access to customer premises, and communications quality, reliability and availability, as well as, for business customers, the ability to provide high quality data communication services and technical support. AT&T's principal competitors include MCIWorldcom, Inc. and Sprint Corporation, for long distance, and the RBOCs and GTE Corporation, for local services. AT&T also experiences significant competition in long-distance from dial around resellers.

         The ILECs have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way and are AT&T's primary competitors in the local services market. In addition, it is anticipated that a number of long distance telecommunication, wireless and cable service providers and others will enter the local services market in competition with AT&T. Some of these potential competitors have substantial financial and other resources. AT&T will also compete in the local services market with a number of CLECs, a few of which have existing local networks and significant financial resources.

         Wireless Services' primary competitors are AirTouch Communications, Inc., BellSouth Corporation, Ameritech Corp., Bell Atlantic Mobile Systems Inc., GTE Corporation, SBC Communications Inc., Sprint PCS, Inc. and Nextel Communication, Inc. Competition is principally on the basis of service quality, service offering and packaging capability, price and coverage area. Wireless Services' cellular operations have always experienced direct competition from the second cellular licensee in each market. Beginning in 1997, Wireless Services began experiencing competition from as many as six license holders in certain markets. Competition from new providers in Wireless Services' markets will continue to increase as the networks of license holders are built out over the next several years. While Wireless Services will continue to build out its wireless network, there is no assurance that Wireless Services will be able to continue to do so in a reasonable and economical manner as new entrants lower rates and the cost of construction permits and licenses rise. In addition, as the number of new entrants in Wireless Services' markets increases, AT&T anticipates that there may be increased pressure to reduce prices, which may adversely affect margins.

         Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. There are alternative methods of distributing the same or similar video programming offered by cable television systems. These include DBS (allowing the subscriber to receive video services directly via satellite using a relatively small dish), telephone networks (whether it is through wireless cable, or through upgraded telephone networks), utility company networks, MMDS (which deliver programming services over microwave channels received by customers with special antennas), competitive, non-exclusive franchises, city provided cable services, SMATV systems (which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities). In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue.

         AT&T currently faces significant competition and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services markets. These may include entrants from other segments of the communications and information services industry or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships.

         The Telecommunications Act has already impacted the competitive environment. Anticipating changes in the industry, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T being able to offer combined local and long distance service in these areas, adversely affecting AT&T's revenues and earnings in these service regions. In addition, mergers, such as the proposed Bell Atlantic/GTE merger, could accelerate RBOC entry into long distance.

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

         Furthermore, in February 1997, a General Agreement on Trade in Services
(GATS) was reached under the World Trade Organization. The GATS, which became effective January 1, 1998, is designed to open each country's domestic telecommunications markets to foreign competitors. The GATS, and future trade agreements, may accelerate the entrance into the U.S. market of foreign telecommunications providers, certain of whom are likely to possess dominant home market positions in which there is not effective competition. The GATS may also permit AT&T's entrance into other markets as only a small number of countries refused to eliminate their foreign ownership restrictions.

         In addition to the matters referred to above, various other factors, including technological hurdles, market acceptance, start-up and ongoing costs associated with the provision of new services and local conditions and obstacles, could adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service.

FORWARD LOOKING STATEMENTS

         Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, including the outcome of litigation, the adoption and implementation of balanced and effective rules and regulations by the FCC and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to:

- the adoption and implementation of balanced and effective rules and regulations by the FCC and state regulatory agencies to implement the provisions of the Telecommunications Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform, the unbundling of cable facilities and international settlement reform;

- success and market acceptance for new initiatives, including the launch of cable telephony, many of which are untested; the level and timing of the growth and profitability of new initiatives; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment and technological implementations of new systems and applications to support new initiatives; the ability to address the needs of customers for broadband and Internet access; and local conditions and obstacles;

- competitive pressures, including pricing pressures, alternative routing developments, and the ability to offercombined service packages that include local service; technological developments, including the rate of technological advances in, and implementation of, internet telephony services that compete with traditional telephony services; the extent and pace at which different competitive environments develop for each segment of the telecommunications industry; the extent at and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to AT&T being able to; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

- the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays; the ability to achieve cost savings and realize productivity improvements; the ability to effectively integrate TCI's and TCG's operations with AT&T; the ability to realize cost-saving and revenue synergies from the TCI merger and TCG merger; the ability to successfully implement the BT, Time Warner and cable operator joint ventures; the ability to expand the cable footprint and the wireless footprint in an economical and expeditious manner; and the ability to enter into agreements which provide for reasonable roaming rates for wireless services; and

- the ability to attract and retain qualified management employees in all key areas of the business; general economic conditions, government and regulatory policies, and business conditions in the communications industry.

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

                               LIBERTY MEDIA GROUP

LIBERTY MEDIA GROUP

Programming Services

         Liberty Media Group, through Liberty Media Corporation, and its attributed subsidiaries and affiliates, produces, acquires and distributes entertainment, sports and informational programming services, as well as electronic retailing services. Such programming is delivered via cable television and other distribution technologies to viewers in the United States and overseas. Liberty Media Group's assets also include video and telephony distribution businesses which operate in countries outside the United States. Liberty Media Group's principal assets include interests in Encore Media Group LLC, Discovery Communications, Inc., Fox/Liberty regional and national sports networks, Time Warner Inc., QVC, Inc., and USA Networks, Inc. Liberty Media Group also has interests in certain other domestic and international programming networks and businesses.

         Cable television networks distribute their programming via cable and other distribution technologies, including direct-to-home satellite (DTH) companies, broadcast television stations, SMATV systems, MMDS, and the Internet. Both basic cable networks and pay television programming services generally enter into separate multi-year agreements, known as "affiliation agreements," with operators of cable television systems, SMATV systems, MMDS and DTH distribution companies that have agreed to carry such networks. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified. Basic cable networks generate their revenue principally from the sale of advertising time on the networks and from receipt of monthly per subscriber fees paid by cable operators, DTH distribution companies and other customers, who have contracted to receive and distribute such networks. Pay-TV networks do not sell advertising and generate their revenue principally from monthly subscriber fees.

         Relationship with the TCI Group. Most of the networks affiliated with Liberty Media Group have entered into affiliation agreements with Satellite Services, Inc. (TCI-SSI) a company within the TCI Group. TCI-SSI purchases programming services from programming suppliers and then makes such services available to cable television systems owned by or affiliated with the TCI Group (TCI-SSI Affiliates). Customers served by TCI-SSI Affiliates (TCI-SSI Subscribers) represented approximately 24% of U.S. households which received cable or satellite delivered programming at December 31, 1998. The following details each national network which had a number of TCI-SSI Subscribers, as a percentage of total subscribers, in excess of 24% as of December 31, 1998: FX (28%), Fox Sports World (64%), Fox Sports World Espanol (35%), and International Channel (26%). Regional networks, such as Bay TV and the regional sports networks may be disproportionately dependent on the predominant cable provider in their region, whether a TCI-SSI Affiliate or an unaffiliated cable operator. Therefore, where a TCI-SSI Affiliate is the predominant cable provider in the region, the ratio of TCI-SSI Subscribers to overall subscribers to such networks significantly exceeds 24%. For example, at December 31, 1998, approximately 87% of the subscribers of Bay TV, a regional network for the San Francisco region, were TCI-SSI Affiliates. Each of EMG and TCI Music, Inc. ("TCI Music") has entered into long term, fixed rate affiliation agreements with the TCI Group pursuant to which the TCI Group pays monthly fixed amounts in exchange for unlimited access to certain programming services of such companies.

Programming Services

         Encore Media Group LLC. EMG provides 25 channels of cable and satellite-delivered premium movie services, including Encore, which predominantly airs hit movies from the `60's, `70's and `80's as well as first run movies; six thematic multiplexed channels--Love Stories, Westerns, Mystery, Action, True Stories and WAM!, a 24-hour youth oriented education and entertainment service; STARZ! a first-run movie service; STARZ!2, offering
"prime time movies all the time," and BET Movies/STARZ!3 featuring African American actors and directors. EMG also offers MOVIEplex, a "theme by day" channel featuring a different Encore or thematic multiplex channel each day, on a weekly rotation.

         Discovery Communications, Inc. ("Discovery") Discovery is the largest originator of documentary, non-fiction programming in the world. Discovery operates several business units. The first of these, Discovery Networks, US, consists of four basic cable networks: Discovery Channel, The Learning Channel, Animal Planet, and the recently acquired Travel Channel, and six networks created for the digital platform: Discovery Science, Discovery Civilization, Discovery Home & Leisure, Discovery Kids, Discovery Health and Discovery Wings. Discovery Channel and The Learning Channel provide nature, science, technology and other non-fiction programming, and are distributed in virtually all U.S. pay-television homes. Animal Planet offers a range of animal programming, including children's programs, game shows, feature films, wildlife documentaries and how-to pet shows.

         Discovery Networks International distributes various Discovery networks in Latin America, Europe, Asia and Africa. Discovery's international networks serve more than 66 million customers in more than 50 countries outside the United States. Discovery Retail operates over 115 retail stores in the United States and the United Kingdom. These include The Nature Company stores, Discovery Channel Stores and one Discovery Channel Destination flagship store. Discovery also markets and distributes BBC America, which launched in March 1998. Discovery recently purchased Eye on People, a 24-hour cable channel focused on people and personalities, from CBS Corporation.

         Time Warner Inc. Time Warner has interests in four fundamental areas of business: Entertainment, consisting primarily of interests in filmed entertainment, television production, television broadcasting, recorded music and music publishing; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. Time Warner is a holding company which derives its operating income and cash flow from its investments in its direct subsidiaries, Time Warner Companies, Inc. and TBS.

         In connection with the TBS/Time Warner Merger in which Liberty Media Group received Time Warner common shares, Time Warner, TBS, TCI and Liberty Media Group entered into an Agreement Containing Consent Order with the Federal Trade Commission (FTC), dated August 14, 1996, as amended on September 4, 1996 (the FTC Consent Decree). Pursuant to the FTC Consent Decree, among other things, Liberty Media Group agreed to exchange its shares of Time Warner common stock for shares of a separate series of Time Warner common stock with limited voting rights designated as Series LMCN-V common stock (the "TW Exchange
Stock"). The TW Exchange Stock entitles the holder to one one-hundredth (1/100th) of a vote for each share with respect to the election of directors. Liberty Media Group holds approximatley 114 million shares of the TW Exchange Stock, which represent less than 1% of the voting power of Time Warner's outstanding common stock. Each share of TW Exchange Stock is exchangeable, under certain circumstances, for one share of Time Warner common Stock.

         ACTV, Inc. On September 21, 1998 Liberty Media Group purchased a 7.5% interest in ACTV, Inc., a company which produces tools for the creation of programming that allows viewer participation for both television and internet platforms.

         BET Holdings II, Inc. (BET). BET's primary operations are conducted by BET Cable Network, an advertiser-supported basic cable network which provides a broad mix of music videos, off-network situation comedies and original programming targeted to the interests and concerns of African American viewers. BET also operates BET on Jazz featuring jazz concerts and music videos, as well as BET Action Pay-Per-View, which distributes films produced by major studios and independent film companies. In addition, BET has interests in magazine and book publishing, as well as motion picture production.

         Court TV. Court TV is a basic cable network which provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings.

         TCI Music, Inc. TCI Music is a diversified music entertainment company delivering audio and video music services to commercial and residential customers via television, the Internet and other distribution technologies. TCI Music's principal services include THE BOX, an interactive all music video channel; Digital Music Express, a premium digital audio music service; and SonicNet, a leading music site on the Internet.

         E! Entertainment Television. E! Entertainment Television is a 24-hour basic cable network devoted to the world of celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs, and exclusive live coverage of major awards shows and celebrity events.

         International Cable Channels Partnership, Ltd. (ICCP). ICCP distributes and markets ethnic programming in the United States. Its basic network,

International Channel, provides news, sports, music, movies and general entertainment programming from around the world in more than 20 different languages. ICCP also operates Premium Networks, a digital tier of single-language channels, such as Chinese and French. In addition, ICCP markets and distributes Canales n, a newly launched digital tier of Spanish-language cable television channels designed to serve the growing Latino market in the United States.

         Odyssey. Odyssey, a national basic cable network, provides viewers with non-denominational religious and values-based entertainment and informational programming. Hallmark Entertainment and The Jim Henson Company, both leaders in the production of family entertainment, recently invested in Odyssey, reducing the Liberty Media Group's ownership interest from 49% to approximately 33%. Both Hallmark Entertainment and The Jim Henson Company will make their programming available to Odyssey.

         MacNeil/Lehrer Productions. MacNeil/Lehrer Productions is the primary producer of the News Hour on the Public Broadcasting System and a producer of other high-quality documentary and public affairs programming.

         TV Guide, Inc. (formerly United Video Satellite Group, Inc.) is a media and communications company engaged predominantly in providing print, passive and interactive program listings guides to households, distributing superstation programming to cable television systems and DTH satellite providers, and marketing satellite delivered programming to C-band satellite dish owners.

         On March 1, 1999, UVSG acquired Liberty Media Group's 40% interest in Superstar/Netlink Group LLC (SNG), and Liberty Media Group's 100% interest in Netlink USA in exchange for 12,750,000 shares of UVSG Class B Common Stock (the Netlink Transaction). As a result of the Netlink Transaction, UVSG owns approximately 80% of SNG which markets packages of satellite entertainment programming to C-band satellite dish owners in North America. Netlink USA uplinks the signals of six broadcast television stations to C-band packagers such as SNG.

         On the same date, UVSG acquired from TVG Holdings, Inc., an indirect subsidiary of News Corp., the stock of News America Publications, Inc. and TVSM, Inc. (the TV Guide Transaction). These entities publish TV Guide Magazine and other printed television program listings guides and distribute, through the internet, an entertainment service known as TV Guide Online. News Corp. received consideration consisting of approximately 22.5 million shares of UVSG Class A common stock, approximately 37.5 million shares of UVSG Class B common stock and $800 million in cash. News Corp. then elected to purchase approximately 6.5 million additional shares of UVSG Class A Common Stock for approximately $129 million in cash to equalize its ownership with that of TCI.

         Upon closing of the foregoing transactions, UVSG's name was changed to TV Guide, Inc. TCI and News Corp. each owned approximately 44% of the issued and outstanding common stock of UVSG and each owned approximately 49% of the total voting power of UVSG. TCI's entire interest in UVSG is attributed to Liberty Media Group and TCI Ventures Group.

         USA Networks, Inc. USAi, formerly known as HSN, Inc., is a diversified media and electronic commerce company that is engaged in five principal areas of business: HSN, which primarily engages in the electronic retailing business; Networks and television production, which operates the USA Network, a general entertainment basic cable television network, and The Sci-Fi Channel, which features classic science fiction movies, science fact, fiction, movies and original production; Studios USA, which produces and distributes television programming; USA Broadcasting, which owns and operates a group of UHF and low power television stations; Ticketmaster Group, Inc., which is the leading provider of automated ticketing services in the United States; and Internet services.

         Liberty Media Group's interest in USAi consists of shares of USAi common stock held by Liberty Media Group and its subsidiaries, shares of USAi common stock held by certain entities in which Liberty Media Group has an equity interest but only limited voting rights, and securities of certain subsidiaries of USAi which are exchangeable for shares of USAi common stock. In general, until the occurrence of certain events and with the exception of certain negative controls, Mr. Barry Diller has voting power over Liberty Media Group's interest in USAi.

         Fox Sports Networks. In April 1996, Liberty Media Group and News Corp., formed Fox/Liberty Networks (Fox Sports), a joint venture to hold Liberty Media Group's national and regional sports networks and the FX network. In December 1997, Fox Sports completed a series of transactions (the Rainbow Transactions) with Rainbow Media Sports Holdings, Inc. (Rainbow) in which Fox Sports acquired a 40% interest in Rainbow's eight regional sports networks, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, and the New York Knicks, a professional basketball team. As of December 31, 1998, Fox Sports owned interests in, or was affiliated with, 24 regional sports networks, 17 of which operate under the Fox Sports name. These regional sports networks have rights to telecast live games of professional sports teams in the National Basketball Association, the National Hockey League and/or Major League Baseball, and numerous collegiate sports teams.

         As part of the Rainbow Transaction, Fox Sports and Rainbow established a 50-50 partnership to operate Fox Sports Net, which provides affiliated regional sports networks, 24 hours per day, with national sports programming to supplement their regional sports offerings. Fox Sports Net features live and replayed sporting events, as well as other original sports programming, including a national sports news program, Fox Sports News. Fox Sports and Rainbow also established a national advertising representative firm to sell advertising time during both the regional affiliates' local programming and national network programming provided by Fox Sports Net.

         Fox Sports also operates several national networks in addition to Fox Sports Net, including FX, a general entertainment network which also carries various sporting events; FiT TV, which features health and fitness programming; Speedvision, which provides coverage of the automotive, motorcycle, aviation and marine industries; and Outdoor Life Network, which is devoted to adventure, wildlife and environmental issues and the outdoor lifestyle.

         At the international level, Liberty Media Group and TINTA formed a joint venture with News Corp. to hold their international sports interests. These include Fox Sports World Espanol, a Spanish language sports network, distributed in the United States and in Latin America, and STAR TV, a satellite-delivered programming platform available to 220 million viewers in Asia, India and the Middle East. Outside of the venture with News Corp., Liberty Media Group and TINTA own an interest in J-Sports, a sports network in Japan featuring coverage of SUMO wrestling, soccer, baseball and other international sporting events; and Torneos y Competencias S.A. ("TyC"), Argentina's dominant sports programming service. TyC also owns an interest in Canal 9, a general entertainment broadcast channel in Buenos Aires, Argentina which has become an international superchannel, providing programming to the United States and, via cable, to outlying areas of Argentina.

         The sports programming networks typically enter into rights agreements with one or more professional sports teams in their regions and acquire rights to collegiate and other sporting events through arrangements with regional conferences, individual schools, programming syndicators and event organizers. Fox Sports also acquires national rights agreements with professional leagues, such as Major League Baseball, and with regional collegiate conferences. Programming acquired under national rights agreements may be exhibited on Fox Sports Net and FX in addition to the regional sports networks. The duration of the rights agreements with the professional teams ranges from one to 20 years. The rights agreements for collegiate sporting events typically range from two to 10 years. Certain factors such as player strikes, bankruptcy of leagues or individual teams or team relocations may have an adverse effect on the revenue of the regional sports networks.

         Telemundo. On August 12, 1998, Liberty Media Group, in a 50-50 partnership with Sony Pictures Entertainment, acquired 100% of the Telemundo network and approximately 50% of the Telemundo station group. The Telemundo network is a broadcast network which provides 24-hour Hispanic language programming to 61 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all Hispanic households in the United States. The Telemundo station group owns and operates eight full power UHF stations and 15 low power television stations serving some of the largest Hispanic markets in the United States and Puerto Rico. While Liberty Media Group has approximately a 25% interest in the Telemundo station group, its voting power is less than 5% to meet certain regulatory requirements.

         Electronic Retailing. Liberty Media Group has significant investments in the two largest home shopping companies in the United States--QVC and HSN. These companies market and sell a wide variety of consumer products and services primarily by means of televised shopping programs on the QVC and HSN networks and via the Internet through iQVC and Internet Shopping Network. QVC also operates shopping networks in the United Kingdom and Germany, while HSN operates home shopping networks in Japan and Germany.

         TINTA. On November 19, 1998 TINTA completed its merger with a wholly owned subsidiary of TCI and, as a result, TCI now owns 100% of TINTA. Prior to the TINTA merger the TCI Ventures Group owned approximately 83% of TINTA's Series A common stock and all of TINTA's Series B common stock. Following the TINTA merger, approximately 85% of TINTA was attributed to the TCI Ventures Group and 15% was attributed to the Liberty Media Group.

   Regulation-Programming Companies

         The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems are also regulated by municipalities or other state and local government authorities. Continued rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the programming companies described above in which Liberty Media Group has interests (the Programming Companies) and regulatory carriage requirements could adversely affect the number of channels available to carry the Programming Companies.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as MMDS and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among such distributors. The Telecommunications Act has extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC recently revised its program licensing rules, by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of such complaints, among other things.

         Regulation of Carriage of Programming. Under the Telecommunications Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (a) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (b) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. These rules may limit carriage of the Programming Companies on certain systems of affiliated cable operators. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for PEG access channels access, could adversely affect some or substantially all of the Programming Companies by limiting the carriage of such services in cable systems with limited channel capacity. The FCC recently initiated a proceeding asking to what extent cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop cable programming services, which may have an adverse impact on the Programming Companies' programming interests.

         Closed Captioning Regulation. The 1992 Cable Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to 10 year phase-in period with only limited exemptions. As a result, the Programming Companies are expected to incur significant additional costs for closed captioning.

         Copyright Regulation. Under regulations adopted by the Copyright Office, satellite carriers such as Netlink USA are not "cable systems" within the meaning of the Copyright Revision Act of 1976 as amended. Accordingly, satellite carriers are not permitted to provide superstation or network station broadcast signals to home satellite dish owners under the separate compulsory license extended to cable systems. Instead, Congress granted a statutory copyright license to satellite carriers retransmitting the broadcast signals of "superstations," such as KWGN and WGN, and of network stations to the public for private home viewing under the Satellite Home Viewer Act of 1994 (the SHV Act), which license is scheduled to expire on December 31, 1999. Although bills, which, among other things, would extend the license granted under the SHV Act, have been introduced in Congress, if the license is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyright material to home satellite dish owners after 1999. Satellite carriers may only distribute the signals of network broadcast stations, as distinguished from superstations, to "unserved households" that are outside the Grade B contours of a primary station affiliated with such network. The FCC released new rules on February 2, 1999 for determining whether households are unserved. Netlink USA entered into an agreement with the National Association of Broadcasters, the ABC, CBS, FOX and NBC networks, their affiliate associations, and several hundred broadcast stations, effective May 1, 1998, to identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon the implementation of the agreement and such identification, Netlink USA may be required, after expiration of a transition period on August 31, 1999, to disconnect a substantial number of existing subscribers. Under the SHV Act, satellite carriers must pay a monthly fee for each subscriber. To the extent that satellite carriers transmit superstation or network station signals to cable operators, such cable operators pay the copyright fee under the separate compulsory license.

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry.

         Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Liberty Media Group's business will not be affected adversely by future legislation, new regulation or deregulation.

   Competition-Programming Companies

         The business of distributing programming for cable television is highly competitive. The Programming Companies directly compete with other programming services for distribution on a limited number of cable television channels and on other distribution media. In addition to competition for cable distribution, viewers and advertisers, the Programming Companies also compete, to varying degrees, for programming content.

         HSN and QVC operate in direct competition with businesses which are engaged in retail merchandising.

BUSINESS OF THE TCI VENTURES GROUP

         On March 9, 1999, TCI combined the businesses and assets of Liberty Media Group and of TCI Ventures Group in conjunction with the TCI merger. The following information about TCI Ventures Group is dated as of March 1, 1999 and does not reflect the effects of the Liberty/Ventures Combination. In connection with the TCI merger and immediately prior thereto, certain of the assets attributed to TCI Ventures Group were transferred to TCI Group in exchange for approximately $5.5 billion cash.

         The assets attributed to the TCI Ventures Group, a business unit created in 1997, include interests in certain technology investments. Assets attributed to the TCI Ventures Group are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible or exchangeable into common stock. In some cases, the TCI Ventures Group's interest may be subject to buy-sell procedures, repurchase rights, performance guarantees and other restrictions.

Diversified Satellite Communications

                  TV Guide, Inc. (formerly UVSG) Following completion of the Netlink and TV Guide Transactions, TCI had approximately a 44% equity interest and a 49% voting interest in UVSG of which a 27% equity interest and a 32% voting interest was attributed to TCI Ventures Group and the balance of which was attributed to Liberty Media Group. UVSG is a media and communications company engaged predominantly in providing print, passive and interactive program listings guides to households, distributing superstation programming to cable television systems and DTH satellite providers, and marketing satellite delivered programming to C-band satellite dish owners. UVSG has been organized into three operating groups: Magazine Group; Entertainment Group; and United Video Group. The Magazine Group publishes and distributes TV Guide Magazine and customized monthly programming guides for cable and satellite operators in the US and internationally. The Entertainment Group supplies satellite-delivered on-screen program promotion and guide services, including TV Guide Channel and

Sneak Prevue. The United Video Group provides DTH satellite services, satellite distribution of video entertainment services, software development and systems integration services and satellite transmission services for private networks. This group includes SNG and Netlink USA in addition to UVSG's UVTV division which markets and distributes to cable television systems and other multi-channel video distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New
York), three independent "superstations".

Domestic Telephony

         The TCI Ventures Group's telephony assets consist primarily of its ownership of an approximately 24% equity interest in the "Sprint PCS Group," consisting of shares of Sprint PCS Stock (which have limited voting rights) and certain warrants and shares of convertible preferred stock exercisable for or convertible into such shares.

         Pursuant to the Final Judgment agreed to by TCI, AT&T and the DOJ on December 31, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the Sprint Securities to a trust with the Trustee, pursuant to a trust agreement approved by the DOJ. The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty/Ventures Group sufficient to cause Liberty/Ventures Group to own beneficially no more than 10% of the outstanding Series 1 PCS stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty/Ventures Group. For additional information, see note 2 to the Company's consolidated financial statements included in Part II of this report.

International Cable and Programming

         TINTA. TCI owns 100% of the equity in TINTA, of which 85% is attributed to the TCI Ventures Group and 15% is attributed to the Liberty Media Group. TINTA provides diversified programming services and operates broadband cable television and telephony distribution networks in selected markets outside the United States. At December 31, 1998, TINTA had ownership interests in or managed 61 cable and satellite programming services, which are received by subscribers in various countries outside the United States. TINTA also has ownership interests in companies operating broadband networks that, at December 31, 1998, provided cable television service to an aggregate of approximately 4.5 million basic subscribers and, primarily in the United Kingdom, provided telephone service over approximately 1.5 million telephone lines.

         TINTA has recently placed greater emphasis on the acquisition and development of multi-channel programming businesses, while maintaining meaningful and complementary interests in cable distribution assets. TINTA's distribution and programming ventures are concentrated in the United Kingdom, Europe, Latin America, Asia and the Caribbean, with particular focus, at present, on the United Kingdom, Argentina and Japan.

         Included among TINTA's cable and telephony distribution assets are an indirect 22% interest in Telewest Communications plc (Telewest) and a 40% interest in Jupiter Telecommunications Co. Ltd (Jupiter). Telewest is a leading provider of cable television and cable telephony services in the United Kingdom providing cable television services over a broadband (i.e., high capacity) network and uses such network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. Jupiter provides residential and business television and cable telephony in Japan.

         TINTA also currently has an approximate 28% ownership interest and certain conditional management rights in Cablevision S.A. (Cablevision), which is one of the two largest cable television companies in Argentina. At December 31, 1998, Cablevision provided cable television service to an aggregate of approximately 1.5 million subscribers.

         TINTA's programming interests include a 37% equity interest (representing a 50% voting interest) in Flextech p.l.c. (Flextech), a 30% interest in MultiThematiques, S.A. (MultiThematiques) and a 50% interest in Jupiter Programming. Through its subsidiaries and affiliates, Flextech creates, packages and markets entertainment and information programming for distribution on cable television and DTH satellite providers throughout the United Kingdom and parts of continental Europe. Flextech's ordinary shares trade on the London Stock Exchange. MultiThematiques and Jupiter Programming provide multi-channel programming to cable television and DTH satellite providers in continental Europe and Japan, respectively. In addition, in August 1998, TINTA purchased Pramer S.C.A., an Argentine company which programs, markets and distributes 16 cable channels in Argentina, of which 10 are distributed throughout Latin America, and which markets one terrestrial station to operators in Argentina and neighboring countries.

         Liberty/TINTA, through a 50/50 joint venture with News Corp., holds international sports interests. These include Fox Sports World Espanol, a Spanish language sports network, distributed in the United States and in Latin America, and STAR TV, a satellite-delivered programming platform available to 220 million viewers in Asia, India and the Middle East. Outside of the venture with News Corp., Liberty Media Group and TINTA own an interest in J-Sports, a sports network in Japan featuring coverage of SUMO wrestling, soccer, baseball and other international sporting events; and TyC, Argentina's dominant sports programming service. TyC also owns an interest in Canal 9, a general entertainment broadcast channel in Buenos Aires, Argentina which has become an international superchannel, providing programming to the United States and, via cable, to outlying areas of Argentina.

         Competition. The various cable operators in which TINTA has interests directly compete for customers and advertisers in local markets with other providers of entertainment, news and information. Such cable operators also compete with companies who use alternative methods of distributing the same or similar video programming offered by cable television systems.

         The business of distributing programming for cable and satellite television is also highly competitive. TINTA's programming subsidiaries and affiliates directly compete with other programming services for distribution on a limited number of television channels and, when distribution is obtained, they compete for viewers and advertisers with other programming services.

         Government Regulation. Substantially every country in which TINTA has, or proposes to make, an investment regulates, in varying degrees, (a) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, and (b) the broadcast and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time TINTA makes an investment in a subsidiary or affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by TINTA's subsidiaries and affiliates will not occur in the future. Regulation can take the form of price controls, service requirements and programming and other content restrictions, among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances TINTA may be adversely affected by an overbuild by a competing cable operator. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries.

SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE INFORMATION

         For information about the Company's research and development expense, see Note 2 to the Consolidated Financial Statements. For information about the consolidated operating revenues contributed by the Company's major classes of products and services, see the revenue tables and descriptions on pages 31, 32 and 38-43 and Consolidated Statements of Income on page 52 of the Company's annual report to shareholders for the year ended December 31, 1998. All such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

         At December 31, 1998 AT&T employed approximately 107,800 persons in its operations, approximately 105,000 of whom are located domestically. About 40% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 95% are represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers (IBEW), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 2002.

ITEM 2.  PROPERTIES.

         The properties of AT&T Corp. consist primarily of plant and equipment used to provide long distance and wireless telecommunications services and cable television services and administrative office buildings.

         Telecommunications plant and equipment consists of: central office equipment, including switching and transmission equipment; connecting lines (cables, wires, poles, conduits, etc.); wireless cell sites, antennas and wireless switching facilities; land and buildings; and miscellaneous properties (work equipment, furniture, plant under construction, etc.). The majority of the connecting lines are on or under public roads, highways and streets and international and territorial waters. The remainder are on or under private property. AT&T also operates a number of sales offices, customer care centers, and other facilities, such as research and development laboratories.

         AT&T continues to manage the deployment and utilization of its assets in order to meet its global growth objectives while at the same time ensuring that these assets are generating value for the shareholder. AT&T will continue to manage its asset base consistent with globalization initiatives, marketplace forces, productivity growth and technology change.

         TCI currently leases its executive offices in a suburb of Denver, Colorado, and leases most of its regional and local operating offices. TCI owns many of its head-end and antenna sites. During 1999 TCI will relocate its executive offices to owned properties in a suburb of Denver, Colorado. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components. TCI's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of TCI are not held subject to any major encumbrance.

         A substantial number of the administrative offices of AT&T Corp. are in leased buildings. Substantially all of the important long distance communications facilities are in buildings wholly owned by AT&T or in buildings owned partially by AT&T and partially by the regional holding companies created at divestiture. Many of the smaller facilities are in rented quarters. Most of the important buildings used in connection with long distance services are on land held in fee, but a few are on land held under long-term leases.

ITEM 3.  LEGAL PROCEEDINGS.

         In the normal course of business, AT&T Corp. is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T Corp. is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1998. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T Corp. beyond that provided for at year-end would not be material to AT&T Corp.'s annual consolidated financial position or results of operations.

         On July 6, 1997, MCI Telecommunications Corp. and Ronald A. Katz Technology Licensing, L.P. filed suit in United States District Court in Philadelphia, Pennsylvania against AT&T. The suit alleges that a number of AT&T services infringe patents owned by Katz but licensed to MCI for enforcement against AT&T. This matter is currently in discovery. Based on review to date, it is management's opinion that the claims do not present any material monetary liability or financial impact to AT&T that is not subject to patent indemnity agreements with third-party equipment vendors.

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

         There are four environmental proceedings which are required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. In September 1997, the government of the U.S. Virgin Islands filed suit in the federal district court of the Virgin Islands against the Company, AT&T Submarine Systems International ("SSI International"), A&L Underground, Inc., a contractor for SSI International at that time, and other entities. In connection with the purported 1996 release of non-toxic bentonite drilling mud within the coastal region of St. Croix by the contractor, the suit seeks penalties for violations of various federal and Virgin Island statutes; damages under several statutory and common law theories; removal of the mud (which has since been completed to the satisfaction of the federal agency that ordered the cleanup); and restitution of response costs allegedly incurred by the Virgin Islands. SSI International was a wholly owned subsidiary of AT&T at the time of the alleged violation. On December 31, 1998 the Government of the U.S. Virgin Islands filed an administrative complaint against AT&T of the Virgin Islands, Inc., seeking $23 million in penalties (primarily for the release of drilling mud in 1996 in conjunction with the construction of the St. Croix cable landing station). The foregoing environmental proceeding is not material to the consolidated financial statements or business of the Company and would not be reported but for Instruction 5 C. of Item 103 of Regulation S-K, which requires disclosure of such matters.

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

                      Executive Officers of the Registrant
                             (as of March 17, 1999)


                                                                                                                Became AT&T
Name                            Age                                                                        Executive Officer On
----                            ---                                                                        --------------------
C. Michael Armstrong* . . . .    60     Chairman of the Board and Chief Executive Officer . . . . . . . . . . . .  10-97
Harold W. Burlingame  . . . .    58     Executive Vice President, Merger & Joint Venture Integration  . . . . . .   9-86
James Cicconi . . . . . . . .    46     Executive Vice President-Law & Government Affairs and General Counsel . .  12-98
Mirian Graddick . . . . . . .    44     Executive Vice President, Human Resources . . . . . . . . . . . . . . . .   3-99
Daniel R. Hesse . . . . . . .    45     Executive Vice President and President & CEO, AT&T Wireless Services  . .   5-97
Leo J. Hindery, Jr. . . . . .    51     President and Chief Executive Officer, AT&T Broadband and
                                             Internet Services  . . . . . . . . . . . . . . . . . . . . . . . . .   3-99
Frank Ianna . . . . . . . . .    49     Executive Vice President and President, AT&T Network Services . . . . . .   3-97
Michael G. Keith  . . . . . .    50     Executive Vice President and President, AT&T Business Services  . . . . .  12-98
H. Eugene Lockhart  . . . . .    49     Executive Vice President, Chief Marketing Officer . . . . . . . . . . . .   2-99
Richard J. Martin . . . . . .    52     Executive Vice President, Public Relations and Employee Communication . .  11-97
John C. Malone**  . . . . . .    58     Chairman of the Board, Liberty Media Corporation  . . . . . . . . . . . .   3-99
David C. Nagel  . . . . . . .    54     President, AT&T Labs & Chief Technology Officer . . . . . . . . . . . . .   3-97
John C. Petrillo  . . . . . .    49     Executive Vice President, Corporate Strategy and Business Development . .   1-96
Richard Roscitt . . . . . . .    47     Executive Vice President and President & CEO, AT&T Solutions  . . . . . .   9-97
D. H. Schulman  . . . . . . .    40     Executive Vice President and President, AT&T Consumer Long Distance
                                             and Segment Marketing  . . . . . . . . . . . . . . . . . . . . . . .  12-98
Daniel E. Somers  . . . . . .    51     Senior Executive Vice President and Chief Financial Officer . . . . . . .   5-97
John D. Zeglis**. . . . . . .    51     President, AT&T; Chairman and Chief Executive Officer, AT&T Consumer
                                             Services Company . . . . . . . . . . . . . . . . . . . . . . . . . .   9-86

     *Chairman of the Board of Directors and Chairman of the Executive
      and Proxy Committees.
    **Member of the Board of Directors.


         All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Armstrong, Cicconi, Hindery, Lockhart, Malone, Nagel and Somers. Prior to joining AT&T in October 1997, Mr. Armstrong was Chairman and Chief Executive Officer of Hughes Electronics from 1991. Prior to joining AT&T in September 1998 as Senior Vice President-Law and Government Affairs, Mr. Cicconi was a Partner at the law firm of Akin, Gump, Strauss, Houer and Feld, L.L.P. from 1991. Prior to joining AT&T, Mr. Hindery was President of TCI from March 1997 and from 1988 to 1997 was Managing General Partner of InterMedia Partners, the nation's ninth largest MSO, which he founded in 1988. Prior to joining AT&T Mr. Lockhart was President of BankAmerica Corporation's Global Retail Bank from 1997 to 1998 and from 1994 to 1997 was President and Chief Executive Officer of MasterCard International, Inc. Prior to joining AT&T, Dr. Malone was President, Chairman and Chief Executive Officer of TCI from 1994. In addition, Dr. Malone served as director of TCI Pacific Communications, Inc. since 1996. Prior to joining AT&T in April 1996, Mr. Nagel was with Apple Computer, serving as Senior Vice President from 1995 and General Manager from 1988 through 1995. Prior to joining AT&T in May 1997, Mr. Somers was Chairman and Chief Executive Officer for Bell Cablemedia, plc, of London for two years and from 1992 to 1995, Mr. Somers was Executive Vice President and Chief Financial Officer for Bell Canada International.

                                     PART II

Items 5. through 8.

         The information required by these items is included in pages 28 through 72 and the inside back cover of the Company's annual report to shareholders for the year ended December 31, 1998. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from the Company's annual report to share holders has been filed as Exhibit 13 to this document.

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

         The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 25, 1999, the third and fourth paragraphs on page 7, the first and second paragraphs on page 8, the first full paragraph on page 9 through the final footnote on page 15 and the second paragraph on page 33 through page 58. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

     (a)  Documents filed as a part of the report:

     (1)  Financial Statements:
                                                           Pages
                                                           -----

               Report of Management .......................   *
               Report of Independent Accountants ..........   *

          Statements:
               Consolidated Statements of Income ..........   *
               Consolidated Balance Sheets ................   *
               Consolidated Statements of Changes in
                    Shareowners' Equity ...................   *
               Consolidated Statements of Cash Flows ......   *
               Notes to Consolidated Financial Statements .   *

     (2)  Financial Statement Schedule:

               Report of Independent Accountants ..........  48

          Schedule:

               II -- Valuation and Qualifying Accounts ....  49

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

Exhibit Number:

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment filed June 8, 1998 and Certificate of Amendment filed March 9, 1999.

------------
*Incorporated herein by reference to the appropriate portions of the Company's annual report to shareholders for the year ended December 31, 1998. (See Part II.)

(3)b              By-Laws of the registrant, as amended March 17, 1999.

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

(10)(iii)(A)1     AT&T Short Term Incentive Plan as amended March, 1994 (Exhibit
                  (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).

(10)(iii)(A)2     AT&T 1987 Long Term Incentive Program as amended  December 17,
                  1997  (Exhibit  10)(iii)(A)2  to Form 10-K for 1997,  File No.
                  1-1105).

(10)(iii)(A)3     AT&T  Senior  Management Individual  Life Insurance Program as
                  amended March 3, 1998 (Exhibit  (10)(iii)(A)3 to Form 10-K for
                  1997, File No. 1-1105).

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

(10)(iii)(A)7     The  AT&T  Directors  Individual  Life  Insurance  Program  as
                  amended March 2, 1998 (Exhibit  (10)(iii)(A)1 to Form 10-K for
                  1997, File No. 1-1105).

(10)(iii)(A)8     AT&T   Plan  for   Non-Employee  Directors'  Travel   Accident
                  Insurance  (Exhibit  (10)(iii)(A)8 to Form 10-K for 1990, File
                  No. 1-1105).

(10)(iii)(A)9     AT&T  Excess  Benefit  and Compensation  Plan, as  amended and restated  effective October 1, 1996 (Exhibit  (10)(iii)(A)9 to
                  Form 10-K for 1996, File No. 1-1105).

(10)(iii)(A)10    AT&T  Non-Qualified  Pension  Plan,  as  amended and  restated
                  January 1, 1995 (Exhibit (10)(iii)(A)10 to Form 10-K for 1996,
                  File No. 1-1105).

(10)(iii)(A)11    AT&T  Senior  Management  Incentive  Award  Deferral  Plan, as
                  amended January 21, 1998.

(10)(iii)(A)12    AT&T Mid-Career Hire Program revised effective January 1, 1988
                  (Exhibit  (10)(iii)(A)4 to Form SE, dated March 25, 1988, File
                  No. 1-1105) including AT&T Mid-Career Pension Plan, as amended and restated October 1, 1996, (Exhibit (10)(iii)(A)12 to Form
                  10-K for 1996, File No. 1-1105).

(10)(iii)(A)13    AT&T 1997 Long Term Incentive Program as amended  December 17,
                  1997 (Exhibit  (10)(iii)(A)13  to Form 10-K for 1997, File No.
                  1-1105).

(10)(iii)(A)14    Form  of Indemnification  Contract for Officers and  Directors
                  (Exhibit  (10)(iii)(A)6 to Form SE, dated March 25, 1987, File
                  No. 1-1105).

(10)(iii)(A)15    Pension Plan for  AT&T Non-Employee Directors revised February
                  20, 1989 (Exhibit  10)(iii)(A)15  to Form 10-K for 1993,  File
                  No. 1-1105).

(10)(iii)(A)16    AT&T Corp. Senior Management Basic Life Insurance Program,  as
                  amended February 27, 1998 (Exhibit (10)(iii)(A)16 to Form 10-K for 1997, File No. 1-1105).

(10)(iii)(A)17    Form of AT&T Benefits  Protection  Trust  Agreement as amended
                  and  restated  as  of  November  1993,  including   the  first
                  amendment thereto dated December 23, 1997.

(10)(iii)(A)18    AT&T Senior Officer  Severance Plan effective October 9, 1997, as amended  October 30, 1997 (Exhibit  (10)(iii)(A)18  to Form
                  10-K for 1997, File No. 1-1105).

(10)(iii)(A)19    Form of Pension Agreement between AT&T Corp. and Frank   Ianna
                  dated October 30, 1997 (Exhibit (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).

(10)(iii)(A)20    Form  of  Pension  Agreement  between  AT&T Corp.  and John C.
                  Petrillo  dated  October 30, 1997 (Exhibit  (10)(iii)(A)21  to
                  Form 10-K for 1997, File No. 1-1105).

(10)(iii)(A)21    Form  of Pension  Agreement between AT&T Corp. and John Zeglis dated May 7,  1997  (Exhibit  (10)(iii)(A)22  to Form 10-K for
                  1997, File No. 1-1105).

(10)(iii)(A)22    Form of Employment Agreement between AT&T Corp. and C. Michael
                  Armstrong  dated October 17, 1997 (Exhibit  (10)(iii)(A)23  to
                  Form 10-K for 1997, File No. 1-1105).

(10)(iii)(A)23    Form of  Employment Agreement between AT&T Corp. and Daniel E.
                  Somers dated April, 1997.



(10)(iii)(A)24    Amended  and  Restated  Tele-Communications, Inc.  1994  Stock
                  Incentive   Plan.   (Incorporated   herein  by   reference  to
                  Tele-Communications, Inc.'s Registration Statement on Form S-8
                  (Commission File No. 333-40141)).

(10)(iii)(A)25    Amended and  Restated Tele-Communications, Inc. 1995  Employee
                  Stock Incentive Plan. (Incorporated herein by reference to Tele-Communications, Inc.'s Registration Statement on Form S-8
                  (Commission File No. 333-40141)).

(10)(iii)(A)26    Amended and Restated Tele-Communications, Inc. 1996  Incentive
                  Plan.     (Incorporated     herein     by     reference     to
                  Tele-Communications, Inc.'s Registration Statement on Form S-8
                  (Commission File No. 333-40141)).

(10)(iii)(A)27    TCI  401(k)  Stock Plan,  restated  effective January 1, 1998.
                  (Incorporated herein by reference to Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December
                  31,  1997,  as amended  by Form  10-K/A  (Commission  File No.
                  0-20421)).

(10)(iii)(A)28    Form  of  1998  Incentive  Plan of  Tele-Communications, Inc.,
                  effective December 16, 1997. (Incorporated herein by reference to Tele-Communications, Inc.'s Definitive Proxy Statement on
                  Schedule  14A,  dated  April  30,  1998  (Commission  File No.
                  0-20421)).

(10)(iii)(A)29    The   Tele-Communications  International,   Inc.  1995   Stock
                  Incentive   Plan.   (Incorporated   herein  by   reference  to
                  Tele-Communications International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876)).

(10)(iii)(A)30    Tele-Communications,  Inc.  1994  Non-employee  Director Stock
                  Option Plan  (Incorporated  herein by reference to Exhibit 4.5
                  to   the    Registration    Statement    on   Form    S-8   of
                  Tele-Communications, Inc. (Commission File No. 333-06179) filed on June 18, 1996).

(10)(iii)(A)31    Tele-Communications  International,  Inc.  1996   Non-employee
                  Director Stock Option Plan (Incorporated herein by reference to Appendix II to the Definitive Proxy Statement on Schedule
                  14A of  Tele-Communications  International,  Inc.  (Commission
                  File No. 0-26264) filed on August 13, 1996).

(10)(iii)(A)32    Liberty  Media 401(K)  Savings  Plan (Incorporation  herein by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on
                  Form  S-8 to the  Registration  Statement  on Form S-4 of AT&T
                  Corp. (Commission File No. 333-70279) filed March 10, 1999.

(12)              Computation of Ratio of Earnings to Fixed Charges.

(13) Specified portions (pages 28 through 72 and the inside back cover) of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

(21)              List of subsidiaries of AT&T.

(23)              Consent of Pricewaterhouse Coopers, LLP

(24) Powers of Attorney executed by officers and directors who signed this report.

(27)              Financial Data Schedules.


         AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

         During the fourth quarter 1998, Form 8-K dated October 16, 1998 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on October 16, 1998, Form 8-K dated October 21, 1998 was filed pursuant to Item 5 (Other Events) on October 21, 1998 and Form 8-K dated December 8, 1998 was filed pursuant to Item 5 (Other Events) on December 8, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of AT&T Corp.:


                  Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page 51 of the 1998 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index of this Form 10-K.

                  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                          PRICEWATERHOUSECOOPERS, LLP



1301 Avenue of the Americas
New York, New York
March 19, 1999

                                              Schedule II--Sheet 1

                                                   AT&T CORP.
                                       AND ITS CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                              (Millions of Dollars)
------------------------------------------------------------------------------------------------------------------
COL. A                                    COL. B              COL. C              COL. D                 COL. E
------------------------------------------------------------------------------------------------------------------
                                          Balance at          Charged to                                 Balance
                                          Beginning           Costs and                                  at End
Description                               of Period           Expenses            Deductions(a)          of Period
------------------------------------------------------------------------------------------------------------------
Year 1998

Allowances for doubtful accounts (b)      $1,037              $1,389              $1,320                 $1,106
Reserves related to business
  restructuring, including force
  and facility consolidation (c)          $  907              $  275              $  665                 $  517
Deferred tax asset valuation
  allowance (d)                           $  361              $   23              $  106                 $  278

Year 1997

Allowances for doubtful accounts (b)      $1,000              $1,522              $1,485                 $1,037
Reserves related to business
  restructuring, including force
  and facility consolidation (c)          $1,388              $   --              $  481                 $  907
Deferred tax asset valuation
  allowance (d)                           $  220              $  142              $    1                 $  361

The Notes on Sheet 2 are an integral part of this Schedule.

                                              Schedule II--Sheet 2

                                                   AT&T CORP.
                                       AND ITS CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                              (Millions of Dollars)
------------------------------------------------------------------------------------------------------------------
COL. A                                    COL. B              COL. C              COL. D                 COL. E
------------------------------------------------------------------------------------------------------------------
                                          Balance at          Charged to                                 Balance
                                          Beginning           Costs and                                  at End
Description                               of Period           Expenses            Deductions(a)          of Period
------------------------------------------------------------------------------------------------------------------
Year 1996

Allowances for doubtful accounts (b)      $  833              $1,518              $1,351                 $1,000
Reserves related to business
  restructuring, including force
  and facility consolidation (c)          $2,092              $   --              $  704                 $1,388
Deferred tax asset valuation
  allowance (d)                           $  151              $   71              $    2                 $  220

(a)  Amounts written off as uncollectible, net of recoveries.
(b)  Includes  allowances  for doubtful  accounts on long-term  receivables of $46,  $49 and $52 at
     December  31,  1998, 1997 and  1996,  respectively (included in long-term receivables in the Consolidated
     Balance Sheets).
(c)  Included  primarily in other current  liabilities  and in other long-term liabilities and deferred credits in the Consolidated Balance Sheets.
(d)  End of period balances include $18, $14 and $9 which represent the current portion of the deferred tax valuation allowance at December 31, 1998, 1997 and 1996, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AT&T Corp.



                              /s/  M. J. Wasser
                              ------------------------------
                              By:  M. J. Wasser
                                   Vice President - Law and Secretary

March 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                            #
                                                         #
C. Michael Armstrong    Chairman of the Board and        #
                        Chief Executive Officer          #
                                                         #
John Zeglis             President and Director           #
                                                         #
Principal Financial Officer:                             #
                                                         #
Daniel E. Somers        Senior Executive Vice President  #
                        Chief Financial Officer          #
                                                         #
Principal Accounting Officer:                            #
                                                         #
Nicholas S. Cyprus      Vice President and Controller    ##  By M. J. Wasser
                                                         #   (attorney-in-fact)*
Directors:                                               #
                                                         #   March 19, 1999
Kenneth T. Derr                                          #
M. Kathryn Eickhoff                                      #
Walter Y. Elisha                                         #
George M. C. Fisher                                      #
Donald V. Fites                                          #
Ralph S. Larsen                                          #
John C. Malone                                           #
Donald F. McHenry                                        #
Michael I. Sovern                                        #
Sanford I. Weill                                         #
Thomas H. Wyman                                          #