Form 10-K/A
period 1998-12-31
AT&T CORP
filed 1999-03-23
CIK 5907

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

         The undersigned registrant hereby amends its Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 1998 to replace in its entirety the Report of Independent Accountants filed therewith with the Report of Independent Accountants set forth below, and to replace the Consent of Pricewaterhouse Coopers, LLP filed as Exhibit 23 to the Form 10-K with the exhibit filed herewith.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a)  Documents filed as a part of the report:

      (1)  Financial Statements:
                                                                       Pages
                                                                       -----

                  Report of Management ...............................    *
                  Report of Independent Accountants ..................    *

         Statements:
                  Consolidated Statements of Income ..................    *
                  Consolidated Balance Sheets ........................    *
                  Consolidated Statements of Changes in
                       Shareowners' Equity  ..........................    *
                  Consolidated Statements of Cash Flows ..............    *
                  Notes to Consolidated Financial Statements .........    *

      (2)  Financial Statement Schedule:

                  Report of Independent Accountants ..................   48

            Schedule:

                  II -- Valuation and Qualifying Accounts ............   49

            Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-9.

------------
* Incorporated herein by reference to the appropriate portions of the Company's annual report to shareholders for the year ended December 31, 1998.
   (See Part II.)

  (3) Exhibits:

         Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit Number:

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment filed June 8, 1998 and Certificate of Amendment filed March 9, 1999 (Exhibit (3)a to Form 10-K for 1998, File No. 1-1105).

(3)b              By-Laws of  the registrant, as amended March 17, 1999 (Exhibit
                  (3)b to Form 10-K for 1998, File No. 1-1105).

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

(10)(i)2 Form of Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit (10)(i) 2 to Form 10-K for 1996, File No. 1-1105).

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

(10)(iii)(A)1     AT&T Short Term Incentive Plan as amended March, 1994 (Exhibit
                  (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).

(10)(iii)(A)2     AT&T 1987  Long Term Incentive Program as amended December 17,
                  1997  (Exhibit (10)(iii)(A)2  to Form 10-K  for 1997, File No.
                  1-1105).

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

(10)(iii)(A)7     The  AT&T  Directors  Individual  Life  Insurance  Program  as
                  amended March 2, 1998 (Exhibit (10)(iii)(A)7  to Form 10-K for
                  1997, File No. 1-1105).

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

(10)(iii)(A)11    AT&T Senior  Management  Incentive  Award  Deferral  Plan,  as
                  amended January 21, 1998 (Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No. 1-1105).

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

(10)(iii)(A)17    Form of AT&T Benefits  Protection  Trust  Agreement as amended
                  and  restated  as  of  November  1993,   including  the  first
                  amendment   thereto   dated   December   23,   1997   (Exhibit
                  (10)(iii)(A)17 to Form 10-K for 1998, File No. 1-1105).

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

(10)(iii)(A)23    Form  of Employment Agreement between AT&T Corp. and Daniel E.
                  Somers dated April, 1997 (Exhibit (10)(iii)(A)23 to Form 10-K for 1998, File No. 1-1105).

(10)(iii)(A)24    Amended  and  Restated  Tele-Communications,  Inc. 1994  Stock
                  Incentive  Plan.(Incorporated  herein  by  reference  to Tele-
                  Communications,  Inc.'s  Registration  Statement  on  Form S-8
                  (Commission File No. 333-40141)).

(10)(iii)(A)25    Amended and Restated  Tele-Communications, Inc. 1995  Employee
                  Stock Incentive Plan.  (Incorporated herein by    reference to
                  Tele-Communications, Inc.'s Registration Statement on Form S-8
                  (Commission File No. 333-40141)).

(10)(iii)(A)26    Amended and Restated  Tele-Communications, Inc. 1996 Incentive
                  Plan.  (Incorporated   herein   by   reference   to      Tele-
                  Communications,  Inc.'s  Registration  Statement  on  Form S-8
                  (Commission File No. 333-40141)).

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

(10)(iii)(A)29    The  Tele-Communications  International,  Inc.   1995    Stock
                  Incentive  Plan. (Incorporated  herein  by  reference to Tele-
                  Communications  International, Inc. Registration  Statement on
                  Form S-1 (Commission File No. 33-91876)).

(10)(iii)(A)30    Tele-Communications,  Inc.  1994  Non-employee  Director Stock
                  Option Plan (Incorporated herein by reference to   Exhibit 4.5
                  to  the   Registration  Statement   on  Form   S-8  of   Tele-
                  Communications, Inc. (Commission File No. 333-06179)  filed on
                  June 18, 1996).

(10)(iii)(A)31    Tele-Communications  International,  Inc. 1996    Non-employee
                  Director Stock Option Plan (Incorporated herein   by reference
                  to Appendix II to  the Definitive Proxy Statement on  Schedule
                  14A  of  Tele-Communications  International,  Inc. (Commission
                  File No. 0-26264) filed on August 13, 1996).

(10)(iii)(A)32    Liberty  Media 401(K)  Savings  Plan (Incorporated  herein  by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on
                  Form S-8  to the  Registration  Statement on  Form S-4 of AT&T
                  Corp. (Commission  File  No. 333-70279-02)  filed   March  10,
                  1999).

(12)              Computation  of  Ratio  of Earnings to  Fixed Charges (Exhibit
                  (12) to Form 10-K for 1998, File No. 1-1105).

(13) Specified portions (pages 28 through 72 and the inside back cover) of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (Exhibit (13) to Form 10-K for 1998, File No. 1-1105).

(21) List of subsidiaries of AT&T (Exhibit (21) to Form 10-K for 1998, File No. 1-1105).

(23)              Consent of PricewaterhouseCoopers, LLP

(24) Powers of Attorney executed by officers and directors who signed this report (Exhibit (24) to Form 10-K for 1998, File No. 1-1105).

(27) Financial Data Schedules (Exhibit (27) to Form 10-K for 1998, File No. 1-1105).


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

                        Report of Independent Accountants



To the Board of Directors of AT&T Corp.:

Our report on the consolidated financial statements of AT&T Corp. and subsidiaries has been incorporated by reference in this Form 10-K from page 51 of the 1998 Annual Report to the Shareowners of AT&T Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index of this Form 10-K/A.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York
January 25, 1999

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

March 23, 1999