Form 10-Q
period 1999-03-31
AT&T CORP
filed 1999-05-17
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                       Telephone - Area Code 212-387-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X No ...


At April 30, 1999, the following shares of stock were outstanding:

         AT&T common stock - 3,182,097,067 shares Liberty Media Class A tracking stock - 577,496,407 shares Liberty Media Class B tracking stock - 55,072,748 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                                      1999      1998

Revenues........................................   $14,096   $12,831

Operating Expenses
Access and other interconnection................     3,732     3,936
Network and other communications services.......     2,872     2,546
Depreciation and amortization...................     1,461     1,067
Selling, general and administrative.............     3,157     3,277
Restructuring and other charges.................       731       601
Total operating expenses........................    11,953    11,427

Operating income................................     2,143     1,404

Equity losses from Liberty Media Group..........        58         -
Other income - net..............................       149       706
Interest expense................................       190        80
Income from continuing operations
 before income taxes............................     2,044     2,030
Provision for income taxes......................     1,026       745
Income from continuing operations...............     1,018     1,285
Income from discontinued operations
 (net of taxes of $6)...........................         -        10

Net income......................................   $ 1,018   $ 1,295

Per AT&T common share - basic:
 Income from continuing operations..............   $  0.39   $  0.48
 Income from discontinued operations............         -         -
 Total income...................................   $  0.39   $  0.48

Per AT&T common share - diluted:
 Income from continuing operations..............   $  0.38   $  0.48
 Income from discontinued operations............         -         -
 Total income...................................   $  0.38   $  0.48

Dividends declared per AT&T common share........   $  0.22   $  0.22

Liberty Media Group loss per share:
 Basic..........................................   $  0.10   $     -
 Diluted........................................   $  0.10   $     -

              See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           1999           1998
ASSETS

Cash and cash equivalents ...........................  $  1,463        $ 3,160

Receivables, less allowances of $1,143 and $1,060....     9,383          9,055

Deferred income taxes................................     1,690          1,310

Other current assets.................................       709            593

TOTAL CURRENT ASSETS.................................    13,245         14,118

Property, plant and equipment, net of accumulated
  depreciation of $26,524 and $25,374 ...............    33,015         26,903

Licensing costs, net of accumulated amortization
  of $1,321 and $1,266...............................     7,800          7,948

Goodwill, net of accumulated amortization of
  $257 and $226......................................    26,147          2,205

Investment in Liberty Media Group and related
  receivables........................................    34,532              -

Other investments....................................    13,186          4,434

Prepaid pension costs................................     2,168          2,074

Other assets.........................................     5,542          1,868

TOTAL ASSETS.........................................  $135,635        $59,550

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           1999         1998
LIABILITIES

Accounts payable.....................................  $  5,510      $ 6,226
Payroll and benefit-related liabilities..............     1,766        1,986
Debt maturing within one year........................     4,899        1,171
Dividends payable....................................       701          581
Other current liabilities............................     6,567        5,478

TOTAL CURRENT LIABILITIES............................    19,443       15,442

Long-term debt.......................................    22,488        5,556
Long-term benefit-related liabilities................     4,386        4,255
Deferred income taxes................................    10,576        5,453
Other long-term liabilities and deferred credits.....     3,821        3,213

TOTAL LIABILITIES ...................................    60,714       33,919

Minority Interest in Equity of Consolidated
  Subsidiaries.......................................     2,899          109

Subsidiary-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts Holding Solely
  Subordinated Debt Securities of AT&T's Wholly-Owned
  Subsidiary, TCI....................................     1,660            -

SHAREOWNERS' EQUITY Common Stock:
AT&T Common Stock, $1 par value,  authorized
  6,000,000,000  shares;  issued and outstanding
  3,181,305,697 shares (net of 289,250,583 treasury
  shares) at March 31, 1999 and 2,630,391,784 shares
  (net of 80,222,341 treasury shares) at
  December, 31, 1998.................................     3,181        2,630
Liberty Media Group Class A Tracking Stock, $1 par
  value, authorized 2,500,000,000 shares; issued
  and outstanding 571,156,470 shares at
  March 31, 1999.....................................       571            -
Liberty Media Group Class B Tracking Stock, $1 par
  value, authorized 2,500,000,000 shares; issued
  and outstanding 55,072,748 shares at
  March 31, 1999.....................................        55            -
Additional Paid-in Capital:
  AT&T Common Stock..................................    26,036       15,195
  Liberty Media Group Stock..........................    32,937            -
Guaranteed ESOP obligation...........................       (31)         (44)
Retained Earnings (Accumulated Deficit):
  AT&T Common Stock..................................     6,817        7,800
  Liberty Media Group Stock..........................       (58)           -
Accumulated other comprehensive income...............       854         (59)
TOTAL SHAREOWNERS' EQUITY............................    70,362       25,522

TOTAL LIABILITIES & SHAREOWNERS' EQUITY..............  $135,635      $59,550

                 See Notes to Consolidated Financial Statements

                                                                                                             AT&T Form 10-Q - Part I

Consolidated Statements of Shareowners' Equity                                                                 (Dollars in Millions)
For the three months ended March 31, 1999  (Unaudited)
                                                                                                         Accumulated  Total  Other
                                                               Additional      Guaranteed                    Compre-  Share- Compre-
                                                                 Paid-in           ESOP       Retained       hensive  owners hensive
                                   Common Shares                 Capital         Obligation    Earnings       Income  Equity Income

                           AT&T     Liberty      Liberty     AT&T     Liberty             AT&T     Liberty
                          Common  Media Group  Media Group  Common  Media Group          Common  Media Group
                           Stock    Class A      Class B     Stock     Stock              Stock     Stock
                                   Tracking     Tracking
                                    Stock        Stock
Balance at
 Jan. 1, 1999             $2,630         -            -     15,195         -      (44)    7,800         -     (59)   $25,522
Shares issued
 (acquired),net:
    For employee plans        (2)                             (103)                                                     (105)
    For acquisitions*        553       570           55     10,880    32,890                                          44,948
    Other                                1                                47                                              48
Amortization                                                                       13                                     13
Net income                                                                                1,076       (58)             1,018  $1,018
Dividends
 declared                                                                                  (699)                        (699)
Treasury shares
 issued at less
 than cost                                                                               (1,360)                      (1,360)
Other                                                           64                                                        64
Other
 comprehensive
 income (net of
 taxes of $595)**                                                                                             913        913     913
Balance at March
 31, 1999                 $3,181       571           55     26,036    32,937      (31)    6,817       (58)    854    $70,362  $1,931

    * AT&T accounts for treasury stock as retired stock, and at March 31, 1999, had 289 million treasury shares of which 216 million shares were owned by TCI subsidiaries and 70 million shares related to the purchase of AT&T shares previously held by Liberty Media Group. ** Includes $906 (net of taxes of $591) of other comprehensive income for Liberty Media Group.

    See Notes to Consolidated Financial Statements

                                                                                                             AT&T Form 10-Q - Part I
Consolidated  Statements of  Shareowners'  Equity                                                              (Dollars in Millions)
For the three months ended March 31, 1998 (Unaudited)
                         AT&T      Additional   Guaranteed                   Accumulated       Total         Other
                        Common      Paid-in        ESOP        Retained     Comprehensive   Shareowners'  Comprehensive
                        Stock       Capital     Obligation     Earnings         Income        Equity        Income
Balance at
 Jan. 1, 1998        $2,684       17,121        (70)          3,981            (38)        $23,678
Shares issued
 (acquired),net:
  For employee plans     (1)         (31)                                                      (32)
Amortization                                     12                                             12
Net income                                                    1,295                          1,295        $1,295
Dividends
 declared                                                      (536)                          (536)
Treasury shares
 issued at less
 than cost                                                     (215)                          (215)
Other changes                         59                          2                             61
Other
 comprehensive
 income (net of
 taxes of $23)                                                                  30              30            30
Balance at March
 31, 1998            $2,683       17,149        (58)          4,527             (8)        $24,293        $1,325

    See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                  For the Three
                                                   Months Ended
                                                    March 31,
                                                  1999      1998
Operating Activities
Net income ..................................  $ 1,018   $ 1,295
Deduct: Income from discontinued
          operations ........................        -        10
Income from continuing operations ...........    1,018     1,285
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Restructuring and other charges...........      731       601
   Gains on sales............................     (153)     (667)
   Depreciation and amortization.............    1,461     1,067
   Provision for uncollectibles..............      386       362
   Increase in accounts receivable...........     (622)     (392)
   (Decrease) increase in accounts payable...     (742)       49
   Net decrease in other operating assets
     and liabilities.........................   (1,460)      (90)
   Other adjustments for noncash
     items - net.............................      127      (251)

Net cash provided by operating
  activities of continuing operations........      746     1,964

Investing Activities
  Capital expenditures.......................   (1,913)   (1,702)
  Proceeds from sale or disposal of
    property, plant and equipment............       16        23
  Decrease in other receivables..............        4       661
  Net dispositions (acquisitions) of
    licenses.................................        9       (26)
  Sales of marketable securities.............        -       451
  Purchases of marketable securities.........        -      (389)
  Equity investment distributions and sales..       69       799
  Equity investment contributions and
    purchases................................   (5,821)      (32)
  Dispositions of businesses and
    cash acquired in acquisitions............      797       642
  Other investing activities - net...........      (52)      (27)

Net cash (used in) provided by investing
  activities of continuing operations........   (6,891)      400

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                              (Dollars in Millions)
                                   (Unaudited)

                                                  For the Three
                                                   Months Ended
                                                    March 31,
                                                  1999      1998

Financing Activities
  Proceeds from long-term debt issuance.....     7,948         -
  Retirements of long-term debt.............      (493)      (40)
  Issuance of common shares.................         -         2
  Acquisition of treasury shares............    (4,344)     (262)
  Dividends paid............................      (615)     (536)
  Increase (decrease) in short-term
    borrowings - net........................     1,834    (1,628)
  Other financing activities - net..........       118        18

Net cash provided by (used in) financing
  activities of continuing operations.......     4,448    (2,446)

Net cash provided by discontinued
  operations................................         -        92

Net (decrease) increase in cash and
  cash equivalents..........................    (1,697)       10

Cash and cash equivalents
  at beginning of year......................     3,160       318

Cash and cash equivalents
  at end of period..........................   $ 1,463   $   328



                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 1998, Tele-Communications, Inc.'s (TCI) Form 10-K for the year ended December 31, 1998, TCI's Form 10-Q for the quarter ended March 31, 1999, the financial statements of Liberty Media Group for the year ended December 31, 1998 included in AT&T's Form 8-K filed on March 22, 1999, and the financial statements of Liberty Media Group for the period ended March 31, 1999, included as Exhibit 99 to this AT&T quarterly report on Form 10-Q.

              On March 17, 1999, our Board of Directors declared a three for two split of AT&T common stock, paid on April 15, 1999, to shareowners of record on March 31, 1999. All references to number of shares (except shares authorized or where otherwise indicated) and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

              We have reclassified certain prior period amounts to conform to our current presentation.

(b)           MERGER WITH TCI
              On March 9, 1999, the previously announced merger with TCI closed and each share of TCI Group Series A common stock was converted into 0.7757 of a share of AT&T common stock (on a pre-split basis) and each share of TCI Group Series B stock was converted into
              0.8533 of a share of AT&T common stock (on a pre-split basis). AT&T issued approximately 443 million shares (664 million shares on a post-split basis) for these TCI shares, of which 344 million shares (515 million shares on a post-split basis) were newly issued shares and 99 million shares (149 million shares on a post-split basis) were treasury shares including shares repurchased in February and March 1999. The total shares had an aggregate market value of approximately $26.8 billion. Certain subsidiaries of TCI held TCI Group Series A stock which was converted into 144 million shares (216 million shares on a post-split basis) of AT&T common stock. These subsidiaries continue to hold these shares, which are reflected as treasury stock in the accompanying consolidated balance sheet.

                                                         AT&T Form 10-Q - Part I

              In addition, TCI simultaneously combined its Liberty Media Group programming business, and TCI Ventures Group, its technology investments business, forming Liberty Media Group. In connection with the closing, AT&T issued a separate tracking stock in exchange for the TCI Liberty Media Group and TCI Ventures Group tracking shares previously outstanding. A total of 540 million shares of Class A Liberty Media Group tracking stock were issued by AT&T and 55 million shares of Class B Liberty Media Group tracking stock were issued by AT&T. AT&T also issued 30 million Class A Liberty Media Group tracking shares in connection with the conversion of certain convertible notes. The aggregate market value of shares issued in conjunction with the merger was $23.4 billion. The tracking stock is designed to reflect the separate economic performance of Liberty Media Group. AT&T does not have a controlling financial interest in Liberty Media Group, therefore it has been reflected as an equity method investment in the accompanying consolidated financial statements. The results attributable to Liberty Media Group are reflected as a separate line item "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group" in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to Liberty Media Group are excluded from the earnings available to the holders of AT&T common stock. TCI's cable and certain other operations, including its ownership interest in At Home Corp. (@Home), became AT&T broadband and Internet services, and were combined with the existing AT&T operations to form the AT&T common stock group (AT&T Group).

              In general, the holders of shares of Liberty Media Group Class A tracking stock and the holders of shares of Liberty Media Group Class B tracking stock will vote together as a single class with the holders of shares of AT&T common stock on all matters presented to such stockholders, with the holders being entitled to one-tenth of a vote for each share of Liberty Media Group Class A tracking stock held, one vote per share of Liberty Media Group Class B tracking stock held and one vote per share of AT&T common stock held.

              The merger with TCI was recorded as a purchase. Accordingly the operating results of TCI have been included in the accompanying consolidated financial statements since March 1, 1999, the deemed effective date of acquisition for accounting purposes. The impact of results from March 1, 1999, through March 9, 1999, are deemed immaterial to our consolidated results. The excess of the aggregate purchase price of $52.155 billion over the fair value of net assets acquired, based on a preliminary allocation, was approximately $24 billion, of which $3 billion was allocated to @Home and is being amortized on a straight-line basis over seven years. The remaining $21 billion is being amortized on a straight-line basis over 40 years. In addition, approximately $11 billion of goodwill related to Liberty Media Group was recorded as part of our investment and is being amortized on a straight-line

                                                         AT&T Form 10-Q - Part I

              basis over 20 years as a component of equity earnings (losses) from Liberty Media Group. A final allocation of the purchase price will be made upon receipt of final third party appraisals. We do not believe the final purchase price will differ materially from what has been reflected herein. In addition, in conjunction with the acquisition we acquired nonconsolidated investments in cable affiliates of $8.4 billion.


              Following is a summary of the noncash impact of the TCI merger:

              Dollars in Billions
              Fair value of net assets acquired           $ 28
              Excess purchase price over fair value of
                net assets acquired                         24
              Other*                                        (2)
              Issuance of common shares:
                AT&T common stock                          (27)
                Liberty Media Group tracking stock         (23)

              *Other includes assumption of convertible notes and preferred stock, as well as estimated merger costs.


              At March 31, 1999, there was $54 of restricted cash comprised primarily of proceeds received in connection with certain asset dispositions of TCI, which are designated to be reinvested in certain identified assets for tax purposes.

              Included in the March 31, 1999, cash and cash equivalent balance is $401 related to @Home. This balance is to be applied towards the liquidity requirements of @Home, accordingly, it is not anticipated that any portion of the @Home balance will be distributed or otherwise made available to AT&T.

                                                         AT&T Form 10-Q - Part I

              Following is a summary of the pro forma results of AT&T as if the merger with TCI had closed effective January 1, 1998:

              For the Three Months Ended        March 31, 1999    March 31, 1998
              Revenues                                 $15,026          $14,440
              Income from continuing operations            446            1,223
              Income from continuing operations,
                available to AT&T Group shareowners        716            1,271
              Income from continuing operations,
                available to Liberty Media Group
                shareowners                               (270)             (48)

              Net income                                   446            1,233
              Income available to AT&T Group
                shareowners                                716            1,281
              Income available to Liberty Media
                Group shareowners                         (270)             (48)

              Weighted-average AT&T common shares
                (millions)                               3,147            3,126
              Weighted-average AT&T common shares and
                potential common shares (millions)       3,253            3,234
              Weighted-average Liberty Media Group
                shares (millions)                          595              595

              Basic earnings per AT&T common share:
                Income from continuing operations      $  0.23          $  0.41
                Total income                           $  0.23          $  0.41
              Diluted earnings per AT&T common share:
                Income from continuing operations      $  0.22          $  0.39
                Total income                           $  0.22          $  0.40

              Basic earnings per Liberty Media Group
                share                                  $ (0.45)         $ (0.08)
              Diluted earnings per Liberty Media Group
                share                                  $ (0.45)         $ (0.08)

              Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                                                         AT&T Form 10-Q - Part I

(c)           OTHER MERGERS, ACQUISITIONS, VENTURES AND DISPOSITIONS
              On March 4, 1999, AT&T Canada announced a definitive merger agreement with MetroNet Communications Corp. (MetroNet), Canada's largest facilities-based competitive local exchange carrier
              (CLEC). The merged entity will possess a national network to provide Canadian business customers local and long distance voice, data, Internet and electronic commerce services as well as wireless services through Cantel AT&T. The terms of the agreement outline a multi-stage transaction, which will result in MetroNet shareholders indirectly owning 69% of the merged company and AT&T indirectly owning 31%. AT&T will contribute its 33% voting interest in AT&T Canada Corp. (formerly AT&T Canada Long Distance Services), the remaining 67% of AT&T Canada Corp. currently held in trust and its 100% interest in ACC TelEnterprises Ltd. MetroNet will contribute all of its assets and operations. In addition, AT&T has agreed to purchase, or arrange for another entity to purchase, all of the shares currently held by MetroNet shareholders for the greater of at least C$75 per share or the then appraised fair market value. The exact timing will likely be partially dependent upon the future status of Canadian federal foreign ownership regulations. Consideration for the MetroNet shares will be paid in the form of cash, AT&T shares, or a combination thereof. The merger is subject to certain conditions, including the receipt of regulatory approval.

              The previously announced global venture between AT&T and British Telecommunications plc (BT) has received approval from the European Commission. The global venture will combine the transborder assets and operations of each company. The venture will be equally owned by both companies when it begins operations. The receipt of certain additional regulatory approvals is required and the venture is expected to be completed by mid-1999.

              On March 31, 1999, AT&T completed the acquisition of certain assets of SmarTalk Tele-Services, Inc., a leading seller of prepaid calling cards, for $145.

              On March 31, 1999, AT&T completed the sale of its Language Line Services over-the-phone interpretation business, which resulted in a pretax gain of $153.

              In the first quarter of 1999, @Home entered into a merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive
              Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. As a result of the proposed merger, AT&T's economic interest in @Home would decrease from 38.8% to 26.5%.

                                                         AT&T Form 10-Q - Part I

(d)           DEBT OFFERING
              On January 26, 1999, AT&T filed a registration statement with the SEC for the offering and sale of up to $10 billion of notes and warrants to purchase notes, resulting in a total available shelf registration of $13.1 billion. On March 26, 1999, AT&T issued $8 billion in notes as follows:

              $2 billion 5.625% Notes due 2004
              $3 billion 6.000% Notes due 2009
              $3 billion 6.500% Notes due 2029

              Interest is payable semiannually in arrears on September 15 and March 15, beginning September 15, 1999.

              AT&T received net proceeds of approximately $7.9 billion from the sale of the notes. The proceeds were utilized to repay commercial paper issued in connection with our acquisition of TCI and towards funding the share repurchase program.

(e)           RESTRUCTURING AND OTHER CHARGES
              Restructuring and other charges for the quarter were $731 pretax, including an in-process research and development charge of $594 related to the TCI acquisition. The charge reflects the estimated value, as of the acquisition date, of research and development projects at TCI which have not yet reached technological feasibility and which have no alternative future use. The projects identified relate to TCI's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that will enable TCI to offer next-generation digital services. In addition, @Home has research and development efforts underway including projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers and improved design for the regional data centers' infrastructure. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, AT&T expects successful completion. If, however, AT&T is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized.

              Additionally, AT&T recorded a charge of $196 primarily related to the settlement associated with the exit of a joint venture that will compete directly with the global venture that AT&T is forming with BT. These charges were partially offset by gains of $59 related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

                                                         AT&T Form 10-Q - Part I

              In the first quarter of 1998, AT&T recorded a $601 charge related to AT&T's decision not to pursue Total Service Resale (TSR) as a local service strategy. The Regional Bell Operating Companies have made it extremely difficult to enter the local market under a TSR strategy. After spending billions of dollars in an attempt to enter this market, it became clear that the TSR solution was not economically viable. The pretax charge includes a $543 write-down of software, $42 primarily related to equipment associated with the software platform and $16 for certain contractual obligations and termination penalties under several contracts that were canceled during the first quarter as a result of this decision. AT&T received no operational benefit from these contracts once this decision was made.

(f)           EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
              Basic earnings per share (EPS) for AT&T Group for the three months ended March 31, 1999 and 1998, was computed by dividing income attributable to AT&T Group common shareowners by the weighted-average number of common shares outstanding of AT&T Group during the period.

              Diluted EPS for AT&T Group for the three months ended March 31, 1999 and 1998, was computed by dividing the income attributable to AT&T Group common shareowners by the weighted-average number of common shares and dilutive potential common shares outstanding of AT&T Group during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of subsidiary, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible debt securities were all converted as of March 31, 1999.

                                                         AT&T Form 10-Q - Part I

              A reconciliation of basic EPS to diluted EPS with respect to AT&T Group is as follows:
                                                              Three Months Ended
                                                                   March 31,
                                                                 1999       1998

              Income from continuing operations attributable
                to AT&T Group                                  $1,076     $1,285
              Income attributable to Liberty Media Group          (58)         -
              Income from continuing operations                $1,018     $1,285

              Income attributable to AT&T Group                $1,076     $1,295
              Income attributable to Liberty Media Group          (58)         -
              Net Income                                       $1,018     $1,295

              AT&T Group weighted-average common
               shares (millions)                                2,751      2,683
              Stock options                                        41         26
              Preferred stock of subsidiary                        10          -
              Convertible debt securities of subsidiary             7          -
              AT&T Group weighted-average common shares and
               potential common shares (millions)               2,809      2,709

              Basic EPS for Liberty Media Group for the month ended March 31, 1999, was computed by dividing the income attributable to Liberty Media Group shareowners by the weighted-average number of shares outstanding of Liberty Media Group of 597 million for the period. Since Liberty Media Group had a loss for the month, the impact of any potential shares would have been antidilutive, and therefore are not factored into the diluted calculation. There were 90 million potentially dilutive securities outstanding at March 31, 1999.

(g) SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBT SECURITIES OF AT&T'S WHOLLY-OWNEDSUBSIDIARY, TCI
              Certain subsidiary trusts of TCI (the "Trusts") had preferred securities outstanding at March 31, 1999, as follows:
                                                   Interest   Maturity     Face
              Subsidiary Trust                       Rate       Date      Amount
              TCI Communications Financing I         8.72%      2045     $  500
              TCI Communications Financing II       10.00%      2045        500
              TCI Communications Financing III       9.65%      2027        300
              TCI Communications Financing IV        9.72%      2036        200
              Purchase accounting fair market
                value adjustment*                                           160
              Total                                                      $1,660

              * In connection with the acquisition of TCI, approximately $160 was allocated to the Trust Preferred Securities representing the excess of the fair market value over the recorded value at the date of acquisition. The excess is being amortized over the remaining life of the Trust Preferred Securities, 28 to 46 years.

                                                         AT&T Form 10-Q - Part I

              The Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated Deferrable Interest Notes (the "Subordinated Debt
              Securities") of TCI. The Subordinated Debt Securities have interest rates equal to the interest rate of the corresponding Trust Preferred Securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The Subordinated Debt Securities are unsecured obligations of TCI and are subordinate and junior in right of payment to certain other indebtedness of TCI. Upon redemption of the Subordinated Debt Securities, the
              Trust Preferred Securities will be mandatorily redeemable. TCI effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Preferred Securities.

              The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Subsidiary-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of AT&T's Wholly-Owned Subsidiary, TCI". Dividends accrued on the Trust Preferred Securities aggregated $12 for the period from completion of the merger with TCI through March 31, 1999, and are recorded as a reduction of other income in the accompanying consolidated statements of income.

(h)           PREFERRED STOCK
              TCI issued preferred stock which remains outstanding subsequent to the TCI merger. There are 1.552 million shares of Class B Preferred Stock of TCI outstanding as of March 31, 1999, net of shares held by a subsidiary, out of an authorized 1.675 million shares.

              Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share, whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends are payable annually on March 1 of each year in cash or AT&T stock, or any combination of the foregoing at the sole discretion of the AT&T Board of Directors. Accrued dividends not paid on any dividend payment date will accumulate. Dividends accrued on shares of Class B Preferred Stock aggregated $776 thousand from the date of the merger through March 31, 1999.

              The amount of Class B Preferred  Stock and  accumulated  dividends thereon are reflected within "Minority Interest in Equity of Consolidated Subsidiaries" in the accompanying consolidated balance sheet and aggregated $154 at March 31, 1999.

                                                         AT&T Form 10-Q - Part I

              TCI Pacific Communications Inc. (Pacific) issued preferred stock which remains outstanding after the TCI merger. There are 6.258 million shares of Pacific authorized and outstanding at March 31, 1999. Each share of the Pacific 5% Class A Senior Cumulative Exchangeable Preferred Stock is exchangeable, from and after August 1, 2001, for approximately 6.3375 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment in cash, shares of AT&T Common Stock or by a combination of the foregoing. The amount of Pacific Preferred Stock and accumulated dividends thereon are reflected within "Minority Interest in Equity of Consolidated Subsidiaries" in the accompanying consolidated balance sheet and aggregated $2 billion at March 31, 1999. Dividends accrued on shares of the Pacific stock aggregated $3 from the date of the merger through March 31, 1999.

(i)           FINANCIAL INSTRUMENTS
              In the normal course of business we use various financial instruments, including derivative financial instruments, for purposes other than trading. We do not use derivative financial instruments for speculative purposes. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts. Interest rate swap agreements and foreign currency exchange contracts are used to mitigate interest rate and foreign currency exposures. Collateral is generally not required for these types of instruments.

              Interest Rate Swap Agreements:
              As a result of the TCI merger, AT&T added interest rate swaps to its portfolio that TCI had entered into prior to the consummation of the merger. The following table indicates the types of swaps in use by TCI at March 31, 1999, and their weighted-average interest rates.

              Variable to fixed rate swaps-notional amount      $1,950
                Average receive rate                              7.04%
                Average pay rate                                  5.71%

              Variable to variable rate swaps-notional amount   $  495
                Average receive rate                              5.42%
                Average pay rate                                  5.30%

                                                         AT&T Form 10-Q - Part I

              The weighted-average  remaining terms of these swap contracts were
              7.2 years at March 31, 1999.

              Debt and Off Balance Sheet Instruments:
              Pursuant to the TCI merger, AT&T is exposed to off balance sheet risks which TCI had entered into prior to the consummation of the merger. TCI has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,690 of certain cable television partnerships in which TCI has a non-controlling ownership interest. Although there can be no assurance, management believes that it will not be required to meet its obligations under such guarantees.

              At March 31, 1999, the fair value of TCI's debt approximated its carrying amount since the debt was written up $955 to fair market value pursuant to the merger.

              A consortium of lenders provides revolving-credit facilities of $7.0 billion to AT&T. These credit facilities are intended for general corporate purposes and were unused at March 31, 1999. AT&T terminated a $2.0 billion 364-day back up facility following its debt offering. In May 1999, AT&T entered into additional revolving credit facilities of $3.0 billion which are currently unused.

 (j)          SEGMENT REPORTING
              AT&T's results are segmented according to the way we manage our business: business services, consumer services, wireless services and broadband & Internet services. Our existing segments reflect certain managerial changes since the publication of our 1998 annual results. The business services segment was expanded to include the results of Teleport Communications Group Inc. (TCG) and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service. All prior results have been restated to reflect these changes. In addition, as a result of our merger with TCI, we established a new segment called broadband & Internet services. Broadband & Internet services include services provided through the broadband cable network including traditional analog cable service, as well as new services, such as Digital Cable, AT&T@Home - the high-speed cable Internet service, and eventually broadband telephony.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

                                                         AT&T Form 10-Q - Part I

              REVENUES

              For the Quarter Ended March 31,          1999        1998
              Business services external revenues   $ 5,927      $5,558
              Business services internal revenues       287         221
              Total business services revenues        6,214       5,779
              Consumer services external revenues     5,486       5,680
              Wireless services external revenues     1,562       1,164
              Broadband & Internet services external
                revenues                                483           -

              Total reportable segments              13,745      12,623

              Other and corporate revenues (a)          351         208
              Total revenues                        $14,096     $12,831

              (a) Included in other and corporate revenues are revenues from AT&T Solutions, international operations and ventures, other smaller units and the elimination of internal revenues.

              RECONCILIATION OF EBIT TO INCOME BEFORE INCOME TAXES

              For the Quarter Ended March 31,           1999        1998
              Business services                      $ 1,567     $ 1,124
              Consumer services                        1,887       1,322
              Wireless services                          (49)         (2)
              Broadband & Internet services             (646)          -
                Total reportable segments' EBIT        2,759       2,444
              Other and corporate EBIT                  (467)       (334)
              Liberty Media Group equity losses           58           -
              Interest expense                           190          80
                Total income before income taxes     $ 2,044     $ 2,030

              ASSETS
                                                   At Mar. 31, At Dec. 31,
                                                        1999        1998
              Business services                     $ 21,267     $21,415
              Consumer services                        6,658       6,335
              Wireless services                       19,219      19,341
              Broadband & Internet services           42,748           -
                Total reportable segments             89,892      47,091
              All other segments                       4,417       4,165
              Corporate assets:
                Investment in Liberty Media
                  Group                               34,532           -
                Prepaid pension costs                  2,168       2,074
                Deferred taxes                         1,257       1,156
                Other corporate assets                 3,369       5,064
              Total assets                          $135,635     $59,550

                                                         AT&T Form 10-Q - Part I

(k)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              The  following   summary  of   significant   accounting   policies
              supplements our annual disclosure to reflect certain policies related to the acquired TCI cable operations.

              REVENUE RECOGNITION
              Cable installation revenues are recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

              FRANCHISE COSTS
              Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. These amounts are reflected within other assets in the accompanying consolidated balance sheets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred in negotiating and renewing existing franchise agreements are amortized on a straight-line basis over the remaining life of the franchise, generally 10 to 20 years.

              PROPERTY, PLANT AND EQUIPMENT
              Cable distribution systems are amortized on a straight-line basis using estimated useful lives of 3 to 15 years. Support equipment and buildings are amortized on a straight-line basis using estimated useful lives of 3 to 40 years.

(l)           SUBSEQUENT EVENTS
              On May 6, 1999, AT&T and Microsoft Corp. (Microsoft) announced a series of agreements in which the companies will work together to accelerate the deployment of next-generation broadband and
              Internet services to millions of American homes. Under the agreements, Microsoft will purchase $5 billion of AT&T securities, AT&T will increase its use of Microsoft's TV software platform in advanced set-top devices, and both companies will work together to showcase new digital cable services in two U.S. cities. AT&T currently has a commitment to use the Windows CE-based system in 5 million set-top devices. Under a non-exclusive agreement, AT&T will expand its Windows CE-based license to cover an additional
              2.5 million to 5 million set-top devices. AT&T will also license Microsoft client/server software that supports a range of digital services. Microsoft will pay $5 billion for newly issued AT&T convertible trust preferred securities and warrants. The preferred securities, which will have a face value of $5 billion and be priced at $50 per security, will make a quarterly payment of 62.5 cents per security. The preferred securities, which will be convertible into 66.7 million shares of AT&T common stock at a price of $75 per share, will have a maturity of 30 years, and the conversion feature can be terminated, under certain conditions, after three years. The warrants will be exercisable in three years to purchase 40 million AT&T common shares at a price of $75 per share. AT&T will use the proceeds to fund working capital and capital expenditures. In addition, as part of these agreements, Microsoft will purchase the MediaOne Group Inc.'s (MediaOne) 29.9% interest in Telewest Communications plc through a tax-free exchange of Microsoft shares, subject to certain approvals.

                                                         AT&T Form 10-Q - Part I

              On May 4, 1999, AT&T and Comcast Corporation (Comcast) announced that they had reached an agreement to exchange various cable systems, which are designed to improve each company's geographic coverage by better clustering its systems. The agreement will result in a net addition to Comcast of approximately 750,000 subscribers. Because Comcast will receive more subscribers than it is contributing in the exchange, it will pay AT&T consideration having a value of approximately four thousand five hundred dollars per added subscriber for a total value of $3.0 billion to $3.5 billion. In addition, Comcast will receive an option from AT&T to purchase, over the next three years, additional cable systems with a total of approximately 1.25 million subscribers. The price for these additional systems is expected to be consideration having a value of approximately $5.7 billion subject to certain conditions. Comcast has also agreed to offer AT&T-branded telephony in all of its markets, subject to certain conditions. The foregoing agreements are subject to completion of the proposed AT&T/MediaOne merger announced on April 22, 1999, and other regulatory and legal approvals.

              On May 4, 1999, AT&T and Lenfest Communications, Inc. (Lenfest) announced that they have signed an agreement for AT&T to acquire the remaining 50% interest in Lenfest not already owned by AT&T. Lenfest has approximately 1.5 million customers in the greater Philadelphia area. AT&T has agreed to a stock purchase of the remaining ownership interest, and expects to issue approximately 43 million shares of AT&T common stock to Lenfest once the transaction receives the necessary legal and regulatory approvals.

              On May 3, 1999, AT&T closed the previously announced merger with Vanguard Cellular Systems, Inc. (Vanguard). Under the agreement, each Vanguard shareholder was entitled to elect to receive either cash or AT&T stock in exchange for their Vanguard shares subject to the limitation that the overall consideration would consist of 50% AT&T stock and 50% cash. Because stock elections were made for a greater number of Vanguard shares, holders of Vanguard shares that elected cash (or did not elect) received $23 per share in cash for each Vanguard share; and, holders of Vanguard shares that elected stock received approximately 0.3134 shares of AT&T stock and approximately $10.95 per share in cash. Consummation of the merger resulted in the issuance of approximately 12.6 million AT&T shares and payment of $485 in cash. In addition, Vanguard had approximately $550 in debt, which has subsequently been repaid by AT&T.

              On April 30, 1999, AT&T completed the U.S. phase of the previously announced acquisition of IBM's Global Network business. Under the terms of the agreement, AT&T acquired the global network of IBM, and the two companies entered into outsourcing agreements with each other. IBM will outsource a significant portion of its global networking needs to AT&T. AT&T will outsource certain applications-processing and data-center-management operations to

                                                         AT&T Form 10-Q - Part I

              IBM. Customer contracts, assets and about 3,000 employees based in the U.S. have now been transferred to AT&T. IBM has assumed management of AT&T's data processing centers, which operate corporate information systems. The transfer of approximately 2,000 AT&T employees to IBM is expected to be completed in June 1999. The acquisition of IBM Global Network assets and the transfer of employees outside the U.S. will be completed in phases throughout the year as legal and regulatory requirements are met. Approval was received from the European Union in April 1999.

              On April 25, 1999, AT&T and BT announced they have entered into a definitive agreement to acquire a 30% stake in Japan Telecom, one of Japan's largest telecommunications companies, for $1.83 billion. Under the agreement, AT&T and BT will each subscribe for 15% of the equity interest in Japan Telecom and will jointly manage the investment. The global venture will use Japan Telecom's extensive network infrastructure to enhance its coverage and provide end-to-end services to customers. The agreement is expected to close in autumn of 1999.

              On April 22, 1999, AT&T announced that it had submitted an offer to purchase MediaOne for $87.375 per share in a combination of stock and cash worth approximately $58 billion. In addition, approximately $4.5 billion in MediaOne debt and preferred equity (to be converted in AT&T preferred equity) will be outstanding. AT&T indicated it will pay $30.85 per share in cash plus .95 shares of AT&T stock for every MediaOne share, and plans to issue approximately 626 million shares in the transaction. In addition, the cash portion of the AT&T offer will be increased to offset up to a 10% decline from AT&T's closing stock price of $57 per share on April 21, 1999. This will maintain a value of $85 per share for every MediaOne share if AT&T's stock trades between $57 per share and $51.30 per share. On April 27, 1999, AT&T announced that it had received commitments for a $30 billion credit facility which would become effective at the consummation of the merger. On May 6, 1999, AT&T and MediaOne announced that the merger had been approved by the Board of Directors of MediaOne and a definitive merger agreement had been reached. Accordingly, in conjunction with MediaOne's previous merger agreement with Comcast, Comcast received a $1.5 billion break-up fee. MediaOne received the funds to pay the break-up fee in the form of a note payable to AT&T.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On March 9, 1999, the previously announced merger with TCI closed and each share of TCI Group Series A common stock was converted into 0.7757 of a share of AT&T common stock (on a pre-split basis) and each share of TCI Group Series B stock was converted into 0.8533 of a share of AT&T common stock (on a pre-split basis). AT&T issued approximately 443 million shares (664 million shares on a post-split basis) for these TCI shares, of which 344 million shares (515 million shares on a post-split basis) were newly issued shares and 99 million shares (149 million shares on a post-split basis) were treasury shares including shares repurchased in February and March 1999. The total shares had an aggregate market value of approximately $26.8 billion. Certain subsidiaries of TCI held TCI Group Series A stock which was converted into 144 million shares (216 million shares on a post-split basis) of AT&T common stock. These subsidiaries continue to hold these shares, which are reflected as treasury stock in the accompanying consolidated balance sheet.

In addition, TCI simultaneously combined its Liberty Media Group programming business, and TCI Ventures Group, its technology investments business, forming Liberty Media Group. In connection with the closing, AT&T issued separate tracking stock in exchange for the TCI Liberty Media Group and TCI Ventures Group tracking shares previously outstanding. A total of 540 million shares of Class A Liberty Media Group tracking stock were issued by AT&T and 55 million shares of Class B Liberty Media Group tracking stock were issued by AT&T. AT&T also issued 30 million Class A Liberty Media Group tracking shares in connection with the conversion of certain convertible notes. The aggregate market value of shares issued in conjunction with the merger was $23.4 billion. The tracking stock is designed to reflect the separate economic performance of Liberty Media Group. AT&T does not have a controlling financial interest in Liberty Media Group, therefore it has been reflected as an equity method investment in the accompanying consolidated financial statements. The results attributable to Liberty Media Group are reflected as a separate line item "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group" in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to Liberty Media Group are excluded from the earnings available to the holders of AT&T common stock.

The merger with TCI was recorded as a purchase, accordingly the operating results of TCI have been included in the accompanying consolidated financial statements since the date of acquisition. For accounting purposes the deemed effective date of the acquisition is March 1, 1999, since the impact of results from March 1, 1999, through March 9, 1999, is deemed immaterial to our consolidated results. TCI's cable and certain other operations, including its ownership interest in At Home Corp.(@Home), but excluding Liberty Media Group, became AT&T broadband & Internet services, and were combined with the existing operations of AT&T to form the AT&T Common Stock Group (AT&T Group).

We segment our results by the way we manage our business. The following businesses comprise AT&T Group: business services, consumer services, broadband & Internet services and wireless services. A fifth category, other and corporate, includes the results of AT&T Solutions, international operations and ventures, other corporate operations, overhead and eliminations. Results are discussed for these five categories as well as for combined AT&T Group. The discussion for the other and corporate category is further broken out to include information for AT&T Solutions and international operations and ventures.

                                                         AT&T Form 10-Q - Part I

Operating results are discussed separately for AT&T Group and Liberty Media Group. All lines of the accompanying consolidated statements of income except for "Equity losses from Liberty Media Group", "Income from continuing operations" and "Net income" reflect the results of AT&T Group only. All lines of the accompanying consolidated balance sheet, except for the "Investment in Liberty Media Group" and the components of shareowners' equity labeled as relating to Liberty Media Group are attributable to AT&T Group only. The liquidity, financial condition, risk management and year 2000 discussion pertain to consolidated AT&T.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended March 31,                 1999           1998
Dollars in Millions (except per share amounts)

Income from continuing operations attributable
  to common shareowners:
   AT&T Group...............................       $1,076         $1,285
   Liberty Media Group......................          (58)             -

Income attributable to common shareowners:
  AT&T Group................................       $1,076         $1,295
  Liberty Media Group.......................          (58)             -

Per AT&T common share - basic:
  Income from continuing operations.........       $ 0.39         $ 0.48
  Income from discontinued operations.......            -              -
  Total income..............................       $ 0.39         $ 0.48

Per AT&T common share - diluted:
  Income from continuing operations.........       $ 0.38         $ 0.48
  Income from discontinued operations.......            -              -
  Total income..............................       $ 0.38         $ 0.48

Liberty Media Group loss per share:
  Basic.....................................       $ 0.10         $    -
  Diluted...................................       $ 0.10         $    -

Earnings per share attributable to AT&T common shareowners were $0.38 on a diluted basis for the first quarter of 1999, down 20.8% from the first quarter of 1998. AT&T Group's operational earnings excluding the impact of the TCI merger were $0.67 on a diluted basis, up 45.7% from the first quarter of 1998. Operational earnings also exclude restructuring and other charges in 1999 and 1998 as well as the gain on the sale of the AT&T Language Line Services business in 1999 and gains on the sales of AT&T Solutions Customer Care (ASCC) and LIN Television Corp. (LIN-TV) in 1998. The increase in operational earnings was primarily due to higher revenues coupled with an improved cost structure, which positively impacted margins. In addition, we look at our operational earnings including TCI, but excluding the earnings impact of @Home and Cablevision Systems Corp (Cablevision) since these companies are independent and publicly traded. Operational earnings including the results of TCI since the date of acquisition but excluding @Home and Cablevision were $0.61 per diluted share for the quarter ended March 31, 1999. Liberty Media Group's loss per share was $0.10 on a diluted basis from the date of the acquisition through March 31, 1999. The results of AT&T Group and Liberty Media Group are discussed in further detail below.

                                                         AT&T Form 10-Q - Part I

FORWARD-LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward-looking statements, including statements concerning future operating performance, year 2000 compliance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, general industry growth rates and AT&T's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the Federal Communications Commission (FCC) and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

For a more complete discussion of the factors that could cause actual results to differ materially from such forward-looking statements, see the discussion thereof contained under the heading "Forward-Looking Statements" in AT&T's Form 10-K for the year ended December 31, 1998. Readers should also consider the factors discussed under the headings "Results of Operations" and "Financial Condition" included in this Form 10-Q. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AT&T GROUP RESULTS OF OPERATIONS

REVENUES
                                            For the Three Months
                                               Ended March 31,        Change
                                                1999      1998       $      %
Dollars in Millions
Business services..........................  $ 6,214   $ 5,779   $  435    7.5%
Consumer services..........................    5,486     5,680     (194)  (3.4)%
Wireless services..........................    1,562     1,164      398   34.2%
Broadband & Internet services..............      483         -      483    NMF
Other and corporate........................      351       208      143   69.1%
Total revenues.............................  $14,096   $12,831   $1,265    9.9%

Total revenues on a reported basis increased $1,265 million, or 9.9%, to $14,096 million compared with the first quarter of 1998. Excluding TCI, revenues increased $782 million, or 6.1%, compared with the first quarter of 1998. Growth was led by business services, primarily data and local voice services, wireless services, AT&T Solutions' network outsourcing services, and international operations and ventures, partially offset by lower consumer services revenues. Revenues, on a pro forma basis which include the results of TCI for a full quarter in 1999 and 1998 and adjusted to exclude the impact of all announced cable partnerships, increased 6.2% for the first quarter of 1999 compared with the first quarter of 1998.

                                                         AT&T Form 10-Q - Part I

OPERATING EXPENSES
                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Access and other interconnection...........   $3,732    $3,936    $(204)  (5.2%)

Access and other interconnection expenses decreased $204 million, or 5.2%, to $3,732 million in the first quarter of 1999 compared with the first quarter of 1998. The decline primarily relates to FCC-mandated reductions in per-minute access charges, as well as lower negotiated international settlement rates, partially offset by business volume increases. TCI does not have access or interconnection expenses, therefore the results are the same excluding TCI.

                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Network and other communication services...   $2,872    $2,546     $326   12.8%

Network and other communication services expenses increased $326 million, or 12.8%, to $2,872 million in the first quarter of 1999 compared with the same period last year. Excluding TCI, network and other communication services expenses increased 3.6% year-over-year, driven primarily by higher off-network roaming charges and higher costs of wireless handsets sold, both attributable to the success of AT&T Digital One Rate service. The increase was also partly attributable to growth in AT&T Solutions. These increases were partially offset by lower per-call compensation expense resulting from FCC-mandated rate reductions in the first quarter of 1999.

                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Depreciation and amortization expenses.....   $1,461    $1,067     $394   37.0%

Depreciation and amortization expenses increased $394 million, or 37.0%, in the first quarter of 1999 compared with the first quarter of 1998. Excluding TCI, depreciation and amortization expenses increased $227 million, or 21.3%, year-over-year. The increase was primarily due to growth in AT&T Group's depreciable asset base resulting from the continued investment in our network assets throughout 1998. In the first quarter of 1999 capital expenditures were $1.3 billion, which focused on cable operations, business local, data and wireless services.

                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Selling, general and administrative expenses  $3,157    $3,277    $(120)  (3.7%)

Selling, general and administrative (SG&A) expenses were down $120 million, or 3.7%, to $3,157 million in the first quarter of 1999 compared with the comparable prior year period. Excluding TCI, SG&A expenses declined $167 million, or 5.1%, versus the year-ago quarter. The decrease is primarily due to savings from headcount reductions and other cost control initiatives. These decreases were partially offset by increases in marketing and sales and customer

                                                         AT&T Form 10-Q - Part I

care expenses associated with growth in wireless subscribers. Including TCI, SG&A expenses as a percent of revenues were 22.4% compared with 25.5% in the first quarter of 1998. SG&A expenses excluding wireless services and the consumer local business as a percentage of revenues were 20.4%.
                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Restructuring and other charges............     $731      $601     $130   21.7%

Restructuring and other charges for the quarter were $731 million pretax, or a reduction of approximately $0.24 per diluted share, including an in-process research and development charge of $594 million related to the TCI acquisition. The charge reflects the estimated value, as of the acquisition date, of research and development projects at TCI which have not yet reached technological feasibility and which have no alternative future use. The projects identified relate to TCI's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that will enable TCI to offer next-generation digital services. In addition, @Home has research and development efforts underway including projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers and improved design for the regional data centers' infrastructure. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, AT&T expects successful completion. If, however, AT&T is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized.

Additionally, AT&T recorded a charge of $196 million primarily related to the settlement associated with the exit of a joint venture that will compete directly with the global venture that AT&T is forming with British Telecommunications plc (BT). These charges were partially offset by gains of $59 million related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

In the first quarter of 1998 AT&T Group recorded a $601 million charge, or a reduction of approximately $0.14 per diluted share, related to our decision not to pursue Total Service Resale (TSR) as a local service strategy. The Regional Bell Operating Companies have made it extremely difficult to enter the local market under a TSR strategy. After spending several billions of dollars in an attempt to enter this market, it became clear that the TSR solution was not economically viable. The pretax charge includes a $543 million write-down of software, $42 million primarily related to equipment associated with the software platform and $16 million for certain contractual obligations and termination penalties under several vendor contracts that were canceled during the first quarter as a result of this decision. AT&T received no operational benefit from these contracts once this decision was made.
                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Other income - net.........................     $149      $706    $(557) (78.9%)

                                                         AT&T Form 10-Q - Part I

Other income-net was $149 million in the first quarter of 1999, a decrease of 78.9% from the year-ago quarter. This decrease was due to greater gains on sales of businesses in the first quarter of 1998 compared with the first quarter of 1999. In the first quarter of 1999, other income net-included a $153 million pretax gain on the sale of the Language Line Services business, or approximately $0.03 per diluted share. In the first quarter of 1998, other income-net included pretax gains from the sales of ASCC of $350 million and LIN-TV of $317 million, representing approximately $0.16 per diluted share.
                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Interest expense...........................     $190       $80     $110  138.8%

Interest expense was $190 million for the first quarter of 1999. The increase was primarily due to interest expense on the debt incurred in conjunction with the acquisition of TCI. Excluding the impacts of TCI, interest expense was $94 million, up from $80 million in the first quarter of 1998. The $14 million increase was due primarily to the reclassification of interest expense from discontinued operations to continuing operations related to the debt not retired upon the sale of Universal Card Services (UCS). This increase was partially offset by lower average debt outstanding and lower average interest rates.

                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Provision for income taxes.................   $1,026      $745     $281   37.6%

The provision for income taxes increased $281 million, or 37.6%, to $1,026 million compared with the first quarter of 1998. The effective income tax rate for the quarter was 50.2%, up from 36.7% in the first quarter of 1998. In the first quarter of 1999 AT&T Group recorded a non-tax deductible in-process research and development charge, and accordingly, no tax benefit was recorded. Excluding this charge as well as the equity losses from Liberty Media Group from income before taxes, the effective income tax rate for the first quarter was 38.1%.
                                                                      Change
For the Three Months Ended March 31,            1999      1998       $      %
Dollars in Millions
Income available to AT&T shareowners.......   $1,076    $1,295    $(219) (16.9%)

Income available to AT&T shareowners decreased $219 million, or 16.9%, in the first quarter of 1999 compared with the first quarter of 1998. The decrease was due primarily due to lower gains on sales of businesses and higher restructuring and other charges, partially offset by increased income from operations resulting from higher revenues and an improved cost structure.

                                                         AT&T Form 10-Q - Part I

AT&T GROUP SEGMENT RESULTS

Business Services
The business services segment results reflect sales of long distance and local voice and data services to business customers, including domestic and international, inbound and outbound, intra-LATA toll, calling card and operator-handled services and other network enabled services. In addition, this segment provides Internet protocol (IP) for business customers such as Web site hosting, AT&T WorldNet business Internet access and electronic commerce services.

Consumer Services
The consumer services segment includes the results of providing telecommunications services to residential customers including domestic and international long distance services, intra-LATA toll services, calling-card and operator-handled calling services, and prepaid calling cards. In addition, this segment includes AT&T WorldNet residential Internet access service as well as noncable local services provided to residential customers.

Wireless Services
The results of this segment are comprised primarily of sales of wireless services and products to customers in AT&T Group's 850 MHz (cellular) and 1900 MHz (PCS) markets. Also included are aviation communications services and the costs associated with the development of fixed wireless technology. The results of AT&T's former messaging business are included in 1998 results through October 2, when the unit was sold.

Broadband & Internet Services
This segment reflects operations associated with providing services through the broadband cable network acquired as a result of AT&T's merger with TCI. This includes the results associated with traditional analog cable service, as well as new services, such as Digital Cable, AT&T@Home - the high-speed cable Internet service, and eventually broadband telephony. AT&T@Home, along with several other large cable operators, has a contract with @Home, the operator of an Internet "backbone", over which we can provide high-speed cable Internet service.

Other and Corporate
This group includes the results of AT&T Solutions, international operations and ventures, other corporate operations, overhead and eliminations.

The above segments reflect certain changes since the publication of our annual results due to changes in the way we manage our business. The business services segment was expanded to include the results of Teleport Communications Group Inc. (TCG) and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service. All prior results have been restated to reflect these changes.

                                                         AT&T Form 10-Q - Part I

The discussion of segment results for AT&T Group generally includes revenues; earnings before interest and taxes, including other income (EBIT); earnings before interest, taxes, depreciation and amortization, including other income (EBITDA); capital additions and total assets. The discussion of EBITDA for AT&T Group's wireless services and broadband & Internet services segments is modified to exclude other income.

AT&T calculates EBIT as operating income plus other income and is a measure used by our chief operating decision-makers to measure AT&T's consolidated operating results and to measure segment profitability. Interest and taxes are generally not allocated to our segments because debt is managed and serviced and taxes are managed and calculated on a centralized basis. Trends in interest and taxes are discussed separately on a consolidated basis. Management believes EBIT is a meaningful measure to disclose to investors because it provides investors with an analysis of operating results using the same measures used by the chief operating decision-makers of AT&T, provides a return on total capitalization measure, and allows investors a means to evaluate the financial results of each segment in relation to consolidated AT&T. Our calculation of EBIT may or may not be consistent with the calculation of EBIT by other public companies, and EBIT should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

EBITDA is also used by management as a measure of segment performance and is defined as EBIT plus depreciation and amortization. We believe it is meaningful to investors as a measure of each segment's liquidity and allows investors to evaluate a segment's liquidity using the same measure that is used by the chief operating decision-makers of AT&T. Consolidated EBITDA is also provided for comparison purposes. Our calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other public companies and should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can affect cash flow.

Total assets for each segment include all assets, except interentity receivables. Deferred taxes, prepaid pension assets, and corporate-owned or leased real estate are generally held at the corporate level and therefore are included in the other and corporate group. Shared network assets are allocated to the segments and reallocated each January, based on the prior two years' volumes of minutes used.

Capital additions for each segment include additions to property, plant and equipment and other long-lived assets including licenses, investments, franchise costs and capitalized software.

                                                         AT&T Form 10-Q - Part I

BUSINESS SERVICES

                                          Three months
                                             ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
External revenues................... $ 5,927      $ 5,558      $ 369      6.6%
Internal revenues...................     287          221         66     30.1%
Total revenues......................   6,214        5,779        435      7.5%

EBIT................................   1,567        1,124        443     39.4%
EBITDA..............................   2,256        1,651        605     36.6%

OTHER ITEMS
Capital additions................... $   892      $   960      $ (68)    (7.0)%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $21,267      $21,415      $(148)    (0.7)%


REVENUES
Business services revenues increased $435 million, or 7.5%, in the first quarter of 1999 compared with the first quarter of 1998 driven by continued strength in data and local voice services as well as improved long distance voice volumes, which grew at a mid-teens rate. AT&T local voice revenues formerly associated with TCG'S operations are now reported as part of the business services segment. Including local service, calling volumes increased in excess of 25%.

Data services revenues grew in the high teens for the quarter led by continued strong growth in frame relay and high speed private line services. Also contributing to growth in data services were IP and ATM services as well as increased customer demand for high-bandwith (OC-X capability) and the increased distribution of AT&T Concert global data services.

Long distance voice revenues grew at a low-single-digit rate for the quarter, accelerating from the fourth quarter rate due to higher growth in calling volumes. Volume growth continues to be partially offset by a declining average price per minute driven by competitive forces as well as changes in product mix. Higher-priced calling card and operator services, for example, are becoming a smaller percentage of overall business volumes as those services are increasingly migrating to wireless services.

Local voice service revenues grew over 90% for the quarter, as AT&T continued the aggressive deployment of facilities-based assets serving business customers. AT&T's integrated business local operations, including AT&T Digital Link, added 87,052 access lines in the first quarter, bringing total access lines in service to 762,881 as of March 31, 1999. Currently, AT&T serves 22,680 buildings, up from 15,189 in the prior year, with approximately 25% of the buildings on net in 83 metropolitan statistical areas (MSAs).

                                                         AT&T Form 10-Q - Part I

EBIT/EBITDA
EBIT and EBITDA for business services increased to $1,567 million, or 39.4%, and $2,256 million, or 36.6%, respectively, in the first quarter of 1999 compared with the year-ago quarter. The improvements were driven by the growth in revenues as well as continued improvement in the cost structure of the business, in part due to headcount reductions. In addition, EBIT was impacted by higher depreciation and amortization expense due primarily to 1998 capital expenditures.

OTHER ITEMS
Capital additions were $892 million in the first quarter of 1999 compared with $960 million in the first quarter of 1998. Capital spending in both periods was focused on local and data services.

Total assets were relatively flat at March 31, 1999, compared with December 31, 1998.

CONSUMER SERVICES

                                          Three months
                                             ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
Revenues............................. $5,486       $5,680      $(194)    (3.4)%
EBIT.................................  1,887        1,322        565     42.7%
EBITDA...............................  2,095        1,495        600     40.1%

OTHER ITEMS
Capital additions.................... $   97       $   98      $  (1)    (1.0)%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets......................... $6,658       $6,335       $323      5.1%


REVENUES
Consumer services revenues decreased 3.4% compared with the first quarter of 1998. Excluding AT&T WorldNet Services, revenues were down 3.8% while long distance calling volumes declined at a low-single-digit rate. These results reflect the competitive nature of the consumer long distance industry, and the continued impact of AT&T's strategy to migrate higher-usage customers to optional calling plans in order to improve customer retention and reduce marketing costs. In conjunction with the above strategy, AT&T is seizing opportunities to grow revenues profitably and gain share in key market segments. In the first quarter of 1999, AT&T launched its Personal Network service, which provides customers a bundled bill with a single rate per minute for domestic long distance, wireless, calling-card, personal 800 and certain international calling. AT&T has also accelerated its efforts in transactional calling services such as prepaid cards, dial-around (10-10-345) and automated collect calling (1-800-CALL-ATT). On March 31, 1999, AT&T completed the acquisition of certain assets of SmarTalk TeleServices, Inc. (SmarTalk), a leading seller of prepaid calling cards, giving the company distribution agreements with the U.S. Postal

                                                         AT&T Form 10-Q - Part I

Service and several key retailers. Also on March 31, 1999, as a part of the continuing focus on the core business, we completed the sale of our Language Line Services business resulting in a pretax gain of $153 million.

EBIT/EBITDA
EBIT and EBITDA for consumer services increased 42.7% and 40.1%, respectively, in the first quarter of 1999 compared with the first quarter of last year. EBIT and EBITDA for consumer services excluding the gain on the sale of Language Line Services increased 31.1% and 29.9%, respectively over the year-ago quarter driven primarily by lower negotiated international settlement rates, reduced headcount, and improvement in the efficiency of its marketing efforts. The implementation of programs such as bimonthly or quarterly billing, as well as online billing of AT&T's One Rate Online plan, have also improved consumer services' profitability. In an effort to reduce losses due to low-usage customers, in mid-1998 AT&T instituted a $3 monthly minimum charge for all new basic schedule customers. In April 1999, the company announced plans to extend the minimum charge to all existing basic rate customers effective in July 1999.

Consumer WorldNet Services revenues increased 40.8% over the year-ago quarter to $65 million. AT&T WorldNet Services now serves approximately 1.4 million residential subscribers, an increase of 39.4% from a year ago with over 250 thousand net new subscribers joining during the first quarter. Growth in AT&T WorldNet Services continues to be driven by growth in the overall Internet service provider (ISP) industry and from accelerated customer acquisition efforts.

OTHER ITEMS
Capital additions for consumer services were essentially flat in the first quarter of 1999 compared with the comparable prior year quarter.

Total assets increased $323 million, or 5.1%, to $6,658 million at March 31, 1999, from December 31, 1998. The increase was due primarily to an increase in property, plant and equipment, assets acquired in connection with the purchase of SmarTalk and increased capitalized software costs.

WIRELESS SERVICES

                                          Three months
                                             ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
Revenues............................ $ 1,562      $ 1,164      $ 398     34.2%
EBIT................................     (49)          (2)       (47)     NMF
EBITDA, excluding other income......     186          194         (8)    (4.0)%

OTHER ITEMS
Capital additions................... $   172      $   168      $   4      2.3%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $19,219      $19,341      $(122)    (0.6)%

                                                         AT&T Form 10-Q - Part I

REVENUES
Wireless services revenues increased $398 million, or 34.2%, in the first quarter of 1999 compared with the first quarter of 1998. Adjusted for the sale of our messaging business in October 1998, revenues grew 40.0% compared with the year-ago quarter. The growth was driven by the continued successful execution of AT&T's wireless strategy of targeting and retaining high-value subscribers, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. AT&T's Digital One Rate service offer, which leverages all of the elements of this strategy, continues to generate significant growth and build on the momentum of 1998. During the first quarter, the number of AT&T Digital One Rate service subscribers grew to over 1 million. Over 80% of the net new customers who chose this product in the first quarter of 1999 were new AT&T Wireless customers.

AT&T continues to experience strong growth in wireless subscribers and net subscriber additions. Consolidated net additions increased 94.5% versus the year-ago period to over 378 thousand, bringing consolidated subscribers to a total of approximately 7.6 million at March 31, 1999, up 23.0% from a year ago. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, topped 10 million in the first quarter. In November 1998 AT&T began managing day-to-day operations of the unconsolidated Los Angeles market; in March 1999 this market took on the AT&T brand name enabling the introduction of AT&T Digital One Rate service to Los Angeles.

AT&T's focus on high-value subscribers has helped generate rising usage by customers and increased quarterly average revenue per user (ARPU) compared to prior year. ARPU across all of AT&T's wireless markets was $60.6 in the first quarter, an increase of 15.0% from the year-ago quarter.

We continue to migrate customers rapidly to digital service, generating more efficient use of the network while also reducing customer churn. As of the end of the first quarter, 67.3% of AT&T's 7.6 million consolidated subscribers were on digital service, up from 60.5% at the end of 1998 and 35.1% a year ago.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $49 million in the first quarter of 1999 compared with a deficit of $2 million in the first quarter of 1998. EBITDA excluding other income was $186 million in the first quarter of 1999, a decline of 4.0% from the year-ago quarter. These declines were driven by an expanding customer base resulting in increased costs from higher off-network roaming expenses, and increased customer acquisition and digital migration costs, partially offset by higher revenues.

AT&T is in the process of expanding its wireless footprint by building out new markets including Columbus, Ohio; Omaha; San Diego; and certain Connecticut cities. Subsequent to March 31, 1999, AT&T completed its acquisitions of Vanguard Cellular and Bakersfield Cellular. In addition, AT&T has announced plans to acquire Honolulu Cellular . These efforts will decrease future off-network roaming expenses. In areas not addressed by footprint expansion, AT&T is continuing efforts to reduce off-network roaming rates through the renegotiation of intercarrier roaming agreements.

                                                         AT&T Form 10-Q - Part I

OTHER ITEMS
Capital additions were relatively flat in the first quarter of 1999 compared with the same period last year.

Total assets were essentially flat at March 31, 1999 compared with December 31, 1998.

BROADBAND & INTERNET SERVICES
                                     One month
                                       ended
                                      March 31,
Dollars in Millions                     1999
Revenues............................ $   483
EBIT................................    (646)
EBITDA, excluding other income......    (392)

OTHER ITEMS
Capital additions................... $   310

                                   At March 31,
                                        1999
Total assets........................ $42,748

REVENUES
Total revenues for the broadband and Internet services segment included in AT&T's consolidated results were $483 million representing revenues earned from the acquisition of TCI, which closed in early March.

Broadband & Internet services ended first quarter 1999 with 11.427 million basic cable customers. Total Digital Cable customers were approximately 1.225 million. The high-speed cable Internet service, AT&T@Home, had approximately 52,000 customers at the end of the first quarter.

In 1997 and early 1998, TCI announced a number of cable partnerships aimed at improving its overall geographic clustering. When complete, these partnerships will result in the deconsolidation of approximately 3.9 million customers and the exchange of an additional two million customers. The majority of the announced cable partnerships have closed, resulting in the deconsolidation of approximately 3.3 million customers. Three partnerships are pending to which the company expects to contribute approximately 600,000 customers.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $646 million. EBITDA excluding other income was a deficit of $392 million. These deficits were primarily the result of a charge for in-process research and development which reflects the estimated value, as of the acquisition date, of research and development projects at TCI which have not yet reached technological feasibility and which have no alternative future use. The projects identified relate to TCI's development work for voice and Internet protocol telephony as well as a number of projects at @Home.

OTHER ITEMS
Total assets were $42,748 million at March 31, 1999.

Capital additions were $310 million, comprised primarily of spending on cable distribution systems.

                                                         AT&T Form 10-Q - Part I

OTHER AND CORPORATE

                                          Three months
                                             ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
Revenues............................ $   351      $   208    $   143     69.1%
EBIT................................    (467)        (334)      (133)   (39.8)%
EBITDA..............................    (342)        (205)      (137)   (65.6)%

OTHER ITEMS
Capital additions................... $   364      $    90    $   274    299.3%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $11,332      $12,459    $(1,127)    (9.0)%

REVENUES
Revenues for the first quarter 1999 increased $143 million, or 69.1%, to $351 million from the same quarter a year ago. Revenue growth was primarily driven by AT&T Solutions as a result of major contracts signed after the first quarter of 1998 and international operations and ventures due to the acquisition of ACC Corp. in April 1998.
Revenue growth was partially offset by the sale of ASCC in March 1998.

The elimination of revenues and profit generated by the sale of services between business segments is primarily a result of the sale of business long distance services to other AT&T units. Revenues eliminated in the quarter were $296 million, an increase of 6.1% from the first quarter of 1998.

EBIT/EBITDA
EBIT and EBITDA deficits for the first quarter of 1999 increased $133 million and $137 million, to deficits of $467 million and $342 million, respectively, over the comparable prior year quarter. Excluding the international charge and pension settlement gain in the first quarter of 1999, and the local asset write-off and gains from the sales of ASCC and LIN-TV in the first quarter of 1998, EBIT and EBITDA deficits improved $70 million and $66 million, respectively, in the first quarter of 1999 compared with the same period last year due primarily to lower corporate expenses driven by cost cutting initiatives.

OTHER ITEMS
Capital additions increased $274 million, or 299.3%, in the first quarter of 1999 compared with the first quarter of 1998 driven by an increase in investments in non-consolidated subsidiaries at international operations and ventures.

Total assets at March 31, 1999, were $11,332 million compared with $12,459 million at December 31, 1998, which represents a 9.0% decrease. The decrease was primarily driven by a lower cash balance.

AT&T SOLUTIONS
AT&T Solutions is our outsourcing, network-management and professional-services business. The results of AT&T Solutions are included in the other and corporate group.

                                                         AT&T Form 10-Q - Part I

                                          Three months
                                             ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
Revenues............................    $343       $  226       $117     51.3%
EBIT................................      11           (9)        20    215.5%
EBITDA..............................      84           58         26     46.8%

OTHER ITEMS
Capital additions...................    $ 11       $   23       $(12)   (54.1)%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................    $989       $1,023       $(34)    (3.4)%

REVENUES
AT&T Solutions grew revenues 51.3% in the first quarter of 1999 to $343 million. With more than 800 clients, including IBM, CitiGroup, McGraw-Hill, Bank One, United HealthCare, Textron, J.P. Morgan, Merrill Lynch, and MasterCard International, the unit currently has the potential for more than $9.8 billion in revenues over the life of signed contracts.

In the first quarter of 1999, AT&T Solutions announced the signing of a $60 million per year, 10-year contract with McDermott International to design, implement and manage McDermott's global information technology capabilities. This agreement is a significant expansion of an existing, wide area networking relationship that dates from 1995. The new agreement now includes the full breadth of McDermott's IT infrastructure to nearly 60 global locations including business applications, desktops, servers, local and wide area networks (LAN/WAN) and end-to-end networking management. Also during the first quarter, AT&T Solutions added American Express Financial Advisors and New York Life as major clients.

EBIT/EBITDA
EBIT and EBITDA improved $20 million and $26 million, respectively, in the first quarter of 1999 compared with the same period in 1998. The improvement was primarily due to revenue growth in AT&T Solutions' commercial (non-internal) operations partially offset by higher expenses driven by the higher revenues.

AT&T Solutions manages AT&T's internal network infrastructure--an operation that generated approximately $1.7 billion in internal billings in 1998. Total internal billings in the first quarter were $429 million which were recorded as a reduction to AT&T Solutions' expenses (cost recovery).

OTHER ITEMS
Capital additions for the first quarter of 1999 were $11 million, a decrease of 54.1% over the comparable 1998 period. The decrease was primarily due to higher capital spending on the AT&T infrastructure in the first quarter of 1998.

Total assets decreased $34 million, or 3.4%, from December 31, 1998, due primarily to depreciation of property, plant and equipment during the period, partially offset by an increase in accounts receivable.

                                                         AT&T Form 10-Q - Part I

INTERNATIONAL OPERATIONS AND VENTURES
International operations and ventures include consolidated foreign operations such as AT&T Communications Services UK (Comms UK) and ACC, our transit and reorigination businesses and international online services. The equity earnings or losses of AT&T's nonconsolidated international joint ventures and alliances, such as Alestra in Mexico and AT&T Canada Long Distance Services are also included. This area does not include bilateral international long distance traffic which is reflected in business services and consumer services, as appropriate. The results of international operations and ventures are included in the other and corporate group.

                                         Three months
                                            ended
                                            March 31,               Change
Dollars in Millions                     1999         1998         $        %
Revenues............................  $  292       $  179       $113     63.8%
EBIT................................    (249)         (63)      (186)  (295.4)%
EBITDA..............................    (230)         (46)      (184)  (407.3)%

OTHER ITEMS
Capital additions...................  $  315       $   31       $284    959.0%

                                   At March 31,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................  $2,207       $1,915       $292     15.3%

REVENUES
Revenues  grew 63.8% in the first  quarter  of 1999  driven by the impact of ACC
which  was  purchased  in  April  1998,   growth  in  Comms  UK,  and  increased
reorigination traffic.

EBIT/EBITDA
EBIT and EBITDA declined in the year-over-year quarter by $186 million and $184 million, respectively, due primarily to a first quarter 1999 charge related to the exit of a joint venture associated with our upcoming formation of a global joint venture with BT. Excluding the charge, EBIT and EBITDA improved in the year-over-year quarter by $10 million and $12 million, respectively, due primarily to revenue increases and cost reduction activities as well as reduced equity losses.

OTHER ITEMS
Capital additions increased $284 million for the quarter ended March 31, 1999, compared with the same period last year. The increase was primarily due to increased investments in nonconsolidated subsidiaries.

Total assets were $2,207 million at March 31, 1999, compared with $1,915 million at December 31, 1998. The increase was due primarily to goodwill associated with an additional investment in AT&T Canada Long Distances Services in the first quarter of 1999.

                                                         AT&T Form 10-Q - Part I

LIBERTY MEDIA GROUP RESULTS
Liberty Media Group produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. Liberty Media Group is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Although Liberty Media Group is a wholly owned subsidiary of AT&T, it is accounted for as an equity investment in the accompanying consolidated financial statements since AT&T does not have a controlling financial interest in Liberty Media Group. Equity losses from Liberty Media Group were $58 million for the period from the date of acquisition through March 31, 1999.

LIQUIDITY
                                                   Three months
                                                      ended
                                                      March 31,
Dollars in Millions                               1999     1998

CASH FLOW OF CONTINUING OPERATIONS:
  Provided by operating activities............  $  746   $1,964
  (Used in) provided by investing activities..  (6,891)     400
  Provided by (used in) financing activities..   4,448   (2,446)

EBITDA* ......................................  $3,793   $3,192

         * Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first three months of 1999 includes a $153 million pretax gain on the sale of the Language Line Services business and restructuring and other charges of $731 million. EBITDA for the first three months of 1998 includes pretax gains from the sales of ASCC of $350 million and LIN-TV of $317 million and a $601 million asset impairment charge. EBITDA excludes the results of Liberty Media Group.

The net cash provided by the operating activities of continuing operations was $746 million in the first quarter 1999 compared with $1,964 million in the first quarter 1998. The decrease of $1,218 million was driven primarily by an increase in cash tax payments in the first quarter 1999 as well as greater access payments (due to timing differences), partially offset by greater operational earnings excluding depreciation and amortization expense in the first quarter 1999 compared with the first quarter 1998.

AT&T's investing activities resulted in a net use of cash in the first quarter 1999 of $6,891 million compared with a net source of cash of $400 million in the first quarter 1998. In the first quarter 1999 AT&T transferred $5.5 billion of cash to Liberty Media Group and used $1.9 billion for capital expenditures. In the first quarter 1998 proceeds from the sales of nonstrategic assets were partially offset by capital spending of $1.7 billion.

In the first quarter 1999 the net cash provided by financing activities of AT&T's continuing operations was $4.4 billion compared with cash used in financing activities of $2.4 billion in the first quarter 1998. During 1999 AT&T received $7.9 billion of cash from a March 1999 bond issuance and $3.3 billion from the issuance of commercial paper. From this, $3.9 billion was used to fund the share repurchase program and $2.0 billion was used to retire commercial paper and other short-term debt. In the first quarter 1998 cash used in financing activities was largely attributable to the paydown of commercial paper.

                                                         AT&T Form 10-Q - Part I

On April 15, 1999, AT&T executed a three-for-two common stock split. AT&T shareowners of record received one additional share for every two shares they owned at the close of business on March 31, 1999. On a post-split basis, AT&T had approximately 3.181 billion AT&T common shares outstanding at March 31, 1999.

EBITDA is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA increased $601 million, or 18.8%, for the first three months of 1999 compared to the same period in 1998. Excluding TCI, the restructuring and other charges, asset impairment and gains on sales of businesses in 1999 and 1998, EBITDA increased 35.1% to $4,223 million in the first quarter 1999 from $3,126 million in the first quarter of 1998. The increase was primarily due to increased revenues attributable to growth in business data services and wireless services, and lower expenses primarily attributable to our cost reduction efforts. These were partially offset by higher network costs associated with our growing wireless subscriber base.

EURO CONVERSION
On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's currency (Euro). The transition period is anticipated to extend between January 1, 1999, and July 1, 2002. We have assessed the impact of the conversion on information-technology systems, currency exchange rate risk, derivatives and other financial instruments, continuity of material contracts as well as income tax and accounting issues. We do not expect the conversion during the transition period to have a material effect on our consolidated financial statements.

FINANCIAL CONDITION
Total assets increased $76,085 million, or 127.8%, to $135,635 million at March 31, 1999, compared with December 31, 1998. The increase in total assets was due primarily to the TCI acquisition which resulted in an investment in Liberty Media Group of $34.5 billion, preliminary goodwill of $24.0 billion, an increase in investments of $8.4 billion including TCI's investments in Cablevision Systems Corp. and Lenfest Communications, Inc., and the addition of $6.3 billion to property, plant and equipment.

Total liabilities increased $26,795 million, or 79.0%, to $60,714 million at March 31, 1999, compared with December 31, 1998. The increase was due primarily to the addition of TCI debt, an $8.0 billion bond offering, the issuance of commercial paper, as well as the addition of TCI deferred income taxes.

Total shareowners' equity increased $44,840 million, or 175.7%, to $70,362 million at March 31, 1999, compared with December 31, 1998. The increase was due primarily to the issuance of shares related to the TCI acquisition, partially offset by the share repurchase program.

AT&T Group's ratio of total debt to total capital at March 31, 1999, was 44.7% compared with 20.9% at December 31, 1998, and includes the subsidiary-obligated manditorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of AT&T's wholly-owned subsidiary, TCI. The increase was primarily driven by an increase in debt associated with the TCI merger and an $8 billion bond issuance in March 1999, partially offset by a higher equity base.

                                                         AT&T Form 10-Q - Part I

RISK MANAGEMENT
We are exposed to market risk from changes in interest and foreign exchange rates. On a limited basis we use certain derivative financial instruments, including interest rate swaps, options, forwards and other derivative contracts to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

Assuming a 10% downward shift in interest rates at March 31, 1999, the potential loss for changes in fair value of unhedged debt would have been $1.2 billion.

AT&T has revolving credit facilities of $7 billion at March 31, 1999. The credit facilities are intended for general corporate purposes, which include support for AT&T's commercial paper, and were unused at March 31, 1999. AT&T terminated its $2 billion 364-day back-up facility pursuant to AT&T's issuance of debt under its debt offering. In May 1999, AT&T entered into additional revolving credit facilities of $3.0 billion which are currently unused.

On April 22, 1999, AT&T announced that it had submitted an offer to purchase the MediaOne Group for a combination of stock and cash worth approximately $58 billion. AT&T has received commitments for a $30 billion credit facility which would become effective at the consummation of the merger.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. " Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T this means that the standard must be adopted no later than January 1, 2000. Management does not expect the adoption of this standard to have a material impact on AT&T's results of operations, financial position or cash flows.

YEAR 2000
AT&T is preparing its systems and applications for the year 2000 (Y2K). The issue our Y2K program addresses is the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. The potential for failures and errors spans all aspects of our business, including computer systems, voice and data networks, and building infrastructures. We are also faced with addressing our interdependencies with our suppliers, connecting carriers and major customers, all of whom face the same issue.

AT&T's company-wide Y2K program is focused on four interrelated categories which are critical to maintaining uninterrupted service to our customers:
AT&T-developed applications and their external interfaces, AT&T networks, information-technology (IT) platforms that support the applications, and non-IT infrastructure.

                                                         AT&T Form 10-Q - Part I

AT&T's progress in our Y2K program is measured by certain key milestones or phases common to each category of systems. These milestones are: assessment, repair/remediation, testing and certification. The end-state of the process is a declaration of Y2K compliance, which means that neither performance nor functionality is affected by dates prior to, during and after the year 2000. AT&T monitors and tracks the progress of our Y2K program through a series of scorecards that capture the activities related to the Y2K process phases.

All systems encompassed in our Y2K program have various projected dates for Y2K certification, which are outlined in further detail below by major category. As a result of our acquisition of TCI in early March 1999, we are in the process of integrating TCI's Y2K program into ours. The status of TCI's Y2K program is discussed separately from the existing AT&T program. All targets cited herein also exclude information regarding pending acquisitions, whose programs are still being evaluated and planned for integration into the overall AT&T Y2K program.

Program Status
AT&T has approximately 3,000 internally developed software applications that (1) directly support AT&T's voice and data telecommunications services (including wired and wireless); (2) are critical to the provisioning, administration, maintenance and customer service/support related to our telecommunications services; and (3) support our sales and marketing organizations, other AT&T services and internal administrative functions. These applications represent 380 million lines of code. As of March 31, 1999, AT&T has completed 100% of the assessment, approximately 99% of the repair, and about 96% of the application testing. All phases leading to 100% Y2K-compliance are targeted to be completed in the second quarter of 1999.

With respect to external (third-party) interface assessment, formal letters were sent to about 2,000 domestic telecommunications companies and international telecommunications authorities to request information on their Y2K plans and targets for compliance. We have identified about 1,000 different types of third-party interfaces and about 10,000 total instances of those types. As of March 31, 1999, AT&T has assessed approximately 95% of third-party interface types, and approximately 94% are Y2K compliant. We expect to be 100% complete with Y2K certification of external interfaces in the second quarter of 1999.

The AT&T network is critical to providing top-quality, reliable service to AT&T customers. At March 31, 1999, the assessment, repair and certification phases of the operation-support systems (OS) were 100% complete. Approximately 92% of these systems are now fully deployed, with 100% deployment targeted by the second quarter of 1999. In addition to the AT&T-developed applications supporting the network, AT&T has inventoried more than 800 externally purchased network elements (NE) including switches, routers, network-control points and signal-transfer points. Additional Y2K testing is conducted to independently verify supplier claims of compliance. All of the NEs are now certified. After OS/NE certification is complete, AT&T performs integration testing to verify Y2K certification of NEs in conjunction with the associated OS applications. Such integration testing is 100% completed as of March 31, 1999, with 91% of the NEs fully deployed. 100% deployment is targeted by the second quarter of 1999.

                                                         AT&T Form 10-Q - Part I

The IT infrastructure category addresses not only the computing platforms that are critical to the AT&T-developed applications, but also the common modules, communications protocols, the internal AT&T wide-area and local-area networks, desktop hardware/software and the internal voice network. A large part of this effort has been focused on the inventory and assessment of the products and components. As of March 31, 1999, AT&T was approximately 74% compliant in
computing  platforms,  about  69%  compliant  in  desktops,   approximately  92%
compliant in voice systems and adjuncts, and about 94% compliant in data networks. AT&T anticipates completion of IT infrastructure certification by the second quarter of 1999.

The non-IT infrastructure focuses on the energy- and environment-management systems that are critical to various computer systems, as well as safety, security and operations. This aspect of the Y2K program encompasses more than 8,000 sites, as well as about 6,500 wireless cell sites. As of March 31, 1999, approximately 98% of all sites completed inventory and about 71% are assessed and compliant (or not impacted). AT&T has targeted 100% site compliance by the second quarter of 1999.

Similar to AT&T's Y2K program, the TCI program has a four-phased approach to determining the readiness of systems for Y2K, namely; assessment, remediation, testing and implementation. We anticipate substantial completion of all phases of TCI's program by the third quarter of 1999. TCI has received information that most critical systems, services or products supplied to TCI are either Y2K ready or are expected to be Y2K ready by mid-1999, and is also in the process of independently verifying such claims.

Costs
We have expended approximately $500 million since inception in 1997 on all phases of the Y2K project. This figure includes approximately $51 million of costs incurred during the first quarter of 1999, of which approximately $6 million represented capital spending for upgrading and replacing non-compliant computer systems and network components. More than half of these costs represent internal IT resources that have been redeployed from other projects and are expected to return to these projects upon completion of the Y2K project. We anticipate remaining Y2K costs for 1999, inclusive of approximately $103 million projected expenditures associated with completing the TCI program, will be approximately $250 million. This projection includes approximately $63 million of capitalized costs.

Risk Assessment
We have assessed our business exposure that would result from a failure of our Y2K program, as well as those of our suppliers, connecting carriers and major customers. Such failures would result in business consequences that could include failure to be able to serve customers, loss of network functionality, inability to render accurate bills, lost revenues, harm to the AT&T brand, legal and regulatory exposure, and failure of management controls. Although we believe that internal Y2K compliance will be achieved no later than December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse effect on our business, financial condition or results of operations.

                                                         AT&T Form 10-Q - Part I

Contingency Plans
AT&T is in the process of establishing Y2K contingency plans to further mitigate Y2K risks. Specific examples of AT&T's contingency plan initiatives include the following:

Plans are under way to position AT&T personnel on site at critical locations to monitor operations and manage increases in work and call volumes.

Agreements are being negotiated with contractors and vendors to ensure the availability of on-site technical support. This coverage includes, but is not limited to, network centers and sites, customer-care centers and data centers.

We  are  planning  to   proactively   stage   power,   fuel,   water,   heating,
air-conditioning and ventilation sources to support critical business operations and personnel requirements.

Alternate procedures and processes are being developed to support critical customer functions, including alternative procedures for rapid repair, recovery and restoration of critical technology components by business resumption teams.

Procedures to perform database backups, hardcopy printouts, data retention and recovery are being established for business critical data.

OTHER MATTERS
On March 4, 1999, AT&T Canada announced a definitive merger agreement with MetroNet Communications Corp. (MetroNet), Canada's largest facilities-based competitive local exchange carrier (CLEC). The merged entity will possess a national network to provide Canadian business customers local and long distance voice, data, Internet and electronic commerce services as well as wireless services through Cantel AT&T. The terms of the agreement outline a multi-stage transaction, which will result in MetroNet shareholders indirectly owning 69% of the merged company and AT&T indirectly owning 31%. AT&T will contribute its 33% voting interest in AT&T Canada Corp. (formerly AT&T Canada Long Distance Services), the remaining 67% of AT&T Canada Corp. currently held in trust and its 100% interest in ACC TelEnterprises Ltd. MetroNet will contribute all of its assets and operations. In addition, AT&T has agreed to purchase, or arrange for another entity to purchase, all of the shares currently held by MetroNet shareholders for the greater of at least C$75 per share or the then appraised fair market value. The exact timing will likely be partially dependent upon the future status of Canadian federal foreign ownership regulations. Consideration for the MetroNet shares will be paid in the form of cash, AT&T shares, or a combination thereof. The merger is subject to certain conditions, including the receipt of regulatory approval.

The previously announced global venture between AT&T and BT has received approval from the European Commission. The global venture will combine the transborder assets and operations of each company. The venture will be equally owned by both companies when it begins operations. The receipt of certain additional regulatory approvals is required and the venture is expected to be completed by mid-1999.

On March 31, 1999, AT&T completed the acquisition of certain assets of SmarTalk, a leading seller of prepaid calling cards, for $145 million.

                                                         AT&T Form 10-Q - Part I

On March 31, 1999, AT&T completed the sale of its Language Line Services over-the-phone interpretation business, which resulted in a pretax gain of $153 million.

In the first quarter of 1999, @Home entered into a merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. As a result of the proposed merger, AT&T's economic interest in @Home would decrease from 38.8% to 26.5%.

SUBSEQUENT EVENTS
On May 6, 1999, AT&T and Microsoft Corp. (Microsoft) announced a series of agreements in which the companies will work together to accelerate the deployment of next-generation broadband and Interenet services to millions of American homes. Under the agreements, Microsoft will purchase $5 billion of AT&T securities, AT&T will increase its use of Microsoft's TV software platform in advanced set-top devices, and both companies will work together to showcase new digital cable services in two U.S. cities. AT&T currently has a commitment to use the Windows CE-based system in 5 million set-top devices. Under a non-exclusive agreement, AT&T will expand its Windows CE-based license to cover an additional 2.5 million to 5 million set-top devices. AT&T will also license Microsoft client/server software that supports a range of digital services. Microsoft will pay $5 billion for newly issued AT&T convertible trust preferred securities and warrants. The preferred securities, which will have a face value of $5 billion and be priced at $50 per security, will make a quarterly payment of 62.5 cents per security. The preferred securities, which will be convertible into 66.7 million shares of AT&T common stock at a price of $75 per share, will have a maturity of 30 years, and the conversion feature can be terminated, under certain conditions, after three years. The warrants will be exercisable in three years to purchase 40 million AT&T common shares at a price of $75 per share. AT&T will use the proceeds to fund working capital and capital expenditures. In addition, as part of these agreements, Microsoft will purchase the MediaOne Group Inc.'s (MediaOne) 29.9% interest in Telewest Communications plc through a tax-free exchange of Microsoft shares, subject to certain approvals.

On May 4, 1999, AT&T and Comcast Corporation (Comcast) announced that they had reached an agreement to exchange various cable systems, which are designed to improve each company's geographic coverage by better clustering its systems. The agreement will result in a net addition to Comcast of approximately 750,000 subscribers. Because Comcast will receive more subscribers than it is contributing to the exchange, it will pay AT&T consideration having a value of approximately $4,500 per added subscriber for a total value of $3.0 billion to $3.5 billion. In addition, Comcast will receive an option from AT&T to purchase, over the next three years, additional cable systems with a total of approximately 1.25 million subscribers. The price for these additional systems is expected to be consideration having a value of approximately $5.7 billion subject to certain conditions. Comcast has also agreed to offer AT&T-branded telephony in all of its markets, subject to certain conditions. The foregoing agreements are subject to completion of the proposed AT&T/MediaOne merger announced on April 22, 1999, and other regulatory and legal approvals.

                                                         AT&T Form 10-Q - Part I

On May 4, 1999, AT&T and Lenfest Communications, Inc. (Lenfest) announced that they have signed an agreement for AT&T to acquire the remaining 50% interest in Lenfest not already owned by AT&T. Lenfest has approximately 1.5 million customers in the greater Philadelphia area. AT&T has agreed to a stock purchase of the remaining ownership interest, and expects to issue approximately 43 million shares of AT&T common stock to Lenfest once the transaction receives the necessary legal and regulatory approvals.

On May 3, 1999,  AT&T  closed the  previously  announced  merger  with  Vanguard
Cellular  Systems,   Inc.  (Vanguard).   Under  the  agreement,   each  Vanguard
shareholder was entitled to elect to receive either cash or AT&T stock in exchange for their Vanguard shares subject to the limitation that the overall consideration would consist of 50% AT&T stock and 50% cash. Because stock elections were made for a greater number of Vanguard shares, holders of Vanguard shares that elected cash (or did not elect) received $23 per share in cash for each Vanguard share; and, holders of Vanguard shares that elected stock received approximately 0.3134 shares of AT&T stock and approximately $10.95 per share in cash. Consummation of the merger resulted in the issuance of approximately 12.6 million AT&T shares and payment of $485 million in cash. In addition, Vanguard had approximately $550 million in debt, which has subsequently been repaid by AT&T.

On April 30, 1999, AT&T completed the U.S. phase of the previously announced acquisition of IBM's Global Network business. Under the terms of the agreement, AT&T acquired the global network of IBM, and the two companies entered into outsourcing agreements with each other. IBM will outsource a significant portion of its global networking needs to AT&T. AT&T will outsource certain applications-processing and data-center-management operations to IBM. Customer contracts, assets and about 3,000 employees based in the U.S. have now been transferred to AT&T. IBM has assumed management of AT&T's data processing centers, which operate corporate information systems. The transfer of approximately 2,000 AT&T employees to IBM is expected to be completed in June 1999. The acquisition of IBM Global Network assets and the transfer of employees outside the U.S. will be completed in phases throughout the year as legal and regulatory requirements are met. Approval was received from the European Union in April 1999.

On April 25, 1999, AT&T and BT announced they have entered into a definitive agreement to acquire a 30% stake in Japan Telecom, one of Japan's largest telecommunications companies, for $1.83 billion. Under the agreement, AT&T and BT will each subscribe for 15% of the equity interest in Japan Telecom and will jointly manage the investment. The global venture will use Japan Telecom's extensive network infrastructure to enhance its coverage and provide end-to-end services to customers. The agreement is expected to close in autumn of 1999.

On April 22, 1999, AT&T announced that it had submitted an offer to purchase MediaOne for $87.375 per share in a combination of stock and cash worth approximately $58 billion. In addition, approximately $4.5 billion in MediaOne debt and preferred equity (to be converted into AT&T preferred equity) will be outstanding. AT&T indicated it will pay $30.85 per share in cash plus .95 shares of AT&T stock for every MediaOne share, and plans to issue approximately 626 million shares in the transaction. In addition, the cash portion of the AT&T

                                                         AT&T Form 10-Q - Part I

offer will be increased to offset up to a 10% decline from AT&T's closing stock price of $57 per share on April 21, 1999. This will maintain a value of $85 per share for every MediaOne share if AT&T's stock trades between $57 per share and $51.30 per share. On April 27, 1999, AT&T announced that it had received commitments for a $30 billion credit facility which would become effective at the consummation of the merger. On May 6, 1999, AT&T and MediaOne announced that the merger had been approved by the Board of Directors of MediaOne and a definitive merger agreement had been reached. Accordingly, in conjunction with MediOne's previous merger agreement with Comcast, Comcast received a $1.5 billion break-up fee. MediaOne received the funds to pay the break-up fee in the form of a note payable to AT&T.

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of the registrant was held on February 17, 1999.

(c) Holders of common shares voted at this meeting on the following director's proposals, which were set forth in the registrant's proxy statement/prospectus dated January 8, 1998.

(i) To approve a charter amendment and the issuance of shares in connection with the merger of a subsidiary of AT&T Corp. with Tele-Communications, Inc.*

                                  % of Shares Voted    % of Shares Outstanding
For:     1,273,002,363 shares           98.81                  72.59
Against:     8,983,412 shares            0.70                   0.51
Abstain:     6,315,975 shares            0.49                   0.36

(ii) In the event that any other matter may properly come before the meeting, or any adjournment thereof, the Proxy Committee is authorized, at their discretion, to vote the matter.**

                                  % of Shares Voted    % of Shares Outstanding
For:       891,707,698 shares           69.21                  50.85
Against:   258,065,046 shares           20.03                  14.71
Abstain:   138,529,006 shares           10.76                   7.90

  * Approval of this proposal required a majority of the outstanding common shares.** Approval of this proposal required a majority of the common shares voted.

Item 6. Exhibits and Reports on Form 8-K.

(a)               Exhibits

                  Exhibit Number

                  12       Computation of Ratio of Earnings to Fixed Charges

                  27       Financial Data Schedule

                  99 Liberty Media Group financial results for the period ended March 31, 1999

(b)               Reports on Form 8-K

                  Form 8-K dated January 8, 1999 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Form 8-K/A dated January 8, 1999 was filed pursuant to Item 5 and Item 7. Form 8-K dated January 25, 1999 was filed pursuant to Item 5 and Item 7. Form 8-K dated March 9, 1999 was filed pursuant to Item 5 and Item 7. Form 8-K dated March 9, 1999 was filed pursuant to Item 5. Form 8-K dated March 19, 1999 was filed pursuant to Item 2 (Acquisitions or Dispositions of Assets) and Item 5 and Item 7.

                                                                  AT&T Form 10-Q



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  AT&T Corp.



                                  /s/      N. S. Cyprus
                                  ------------------------------
                                  By:      N. S. Cyprus
                                           Vice President and Controller
                                           (Principal Accounting Officer)


Date:    May 14, 1999

                                                                  AT&T Form 10-Q


                                  Exhibit Index


Exhibit
Number



12            Computation of Ratio of Earnings to Fixed Charges

27            Financial Data Schedule

99            Liberty Media Group Financial Results for the
               Period Ended March 31, 1999