Form 10-K/A
period 1998-12-31
AT&T CORP
filed 1999-07-12
CIK 5907

FORM 10-K/A
                                 AMENDMENT NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

     The undersigned registrant hereby files this Amendment No. 2 to its Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 1998 to file Exhibit 13 and to file the Consent of PricewaterhouseCoopers, LLP.
                                     PART IV

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

July 12, 1999