Form 10-Q
period 1999-06-30
AT&T CORP
filed 1999-08-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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


At July 31, 1999, the following shares of stock were outstanding:

         AT&T common stock - 3,195,678,689 shares Liberty Media Class A tracking stock - 1,156,716,104 shares Liberty Media Class B tracking stock - 108,430,704 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)
                                                 For the Three     For the Six
                                                 Months Ended      Months Ended
                                                   June 30,          June 30,
                                                 1999     1998     1999     1998
Revenues...................................   $15,691  $13,211  $29,787  $26,042

Operating Expenses
Access and other interconnection...........     3,668    3,894    7,400    7,830
Network and other communications services..     3,774    2,552    6,646    5,098
Amortization of goodwill and other
 purchased intangibles.....................       273       66      430      126
Depreciation and other amortization........     1,546    1,067    2,850    2,074
Selling, general and administrative........     3,461    3,348    6,618    6,625
Restructuring and other charges, net.......       (29)   2,743      702    3,344
Total operating expenses...................    12,693   13,670   24,646   25,097

Operating income (loss)....................     2,998     (459)   5,141      945

Equity losses from Liberty Media Group.....       543        -      601        -
Other income (expense).....................       (74)     307       75    1,013
Interest expense...........................       459      128      649      208
Income (loss) from continuing operations
 before income taxes.......................     1,922     (280)   3,966    1,750
Provision (benefit) for income taxes.......       877     (119)   1,903      626
Income (loss) from continuing operations...     1,045     (161)   2,063    1,124
Income from discontinued operations
 (net of taxes of $6)......................         -        -        -       10
Gain on sale of discontinued operations
 (net of taxes of $799)....................         -    1,290        -    1,290

Net income.................................   $ 1,045  $ 1,129  $ 2,063  $ 2,424

Per AT&T common share - basic:
 Income (loss) from continuing operations..   $  0.50  $ (0.06) $  0.90  $  0.42
 Income from discontinued operations.......         -        -        -        -
 Gain on sale of discontinued operations...         -     0.48        -     0.48
 Total income..............................   $  0.50  $  0.42  $  0.90  $  0.90

Per AT&T common share - diluted:
 Income (loss) from continuing operations..   $  0.49  $ (0.06) $  0.88  $  0.41
 Income from discontinued operations.......         -        -        -        -
 Gain on sale of discontinued operations...         -     0.48        -     0.48
 Total income..............................   $  0.49  $  0.42  $  0.88  $  0.89

Dividends declared per AT&T common share...   $  0.22  $  0.22  $  0.44  $  0.44

Liberty Media Group loss per share:
 Basic.....................................   $  0.43  $     -  $  0.48  $     -
 Diluted...................................   $  0.43  $     -  $  0.48  $     -





              See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1999         1998
ASSETS

Cash and cash equivalents ...........................  $    418        $ 3,160

Receivables, less allowances of $1,227 and $1,060....    10,030          9,055

Deferred income taxes................................     1,691          1,310

Other current assets.................................       807            593

TOTAL CURRENT ASSETS.................................    12,946         14,118

Property, plant and equipment, net of accumulated
  depreciation of $27,580 and $25,374................    34,994         26,903

Licensing costs, net of accumulated amortization
  of $1,372 and $1,266...............................     8,315          7,948

Goodwill, net of accumulated amortization of
  $419 and $226......................................    28,402          2,205

Investment in Liberty Media Group and related
  receivables........................................    35,389              -

Other investments....................................    16,268          4,434

Prepaid pension costs................................     2,265          2,074

Other assets.........................................     6,659          1,868

TOTAL ASSETS.........................................  $145,238        $59,550

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                       CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1999         1998
LIABILITIES

Accounts payable.....................................  $  5,738      $ 6,226
Payroll and benefit-related liabilities..............     2,201        1,986
Debt maturing within one year........................     7,085        1,171
Dividends payable....................................       703          581
Other current liabilities............................     5,850        5,478

TOTAL CURRENT LIABILITIES............................    21,577       15,442

Long-term debt.......................................    22,152        5,556
Long-term benefit-related liabilities................     4,326        4,255
Deferred income taxes................................    11,039        5,453
Other long-term liabilities and deferred credits.....     3,895        3,213

TOTAL LIABILITIES ...................................    62,989       33,919

Minority Interest in Equity of Consolidated
  Subsidiaries.......................................     2,407          109

Company-Obligated Convertible Quarterly Income
  Preferred Securities of Subsidiary Trust Holding
  Solely Subordinated Debt Securities of AT&T........     4,695            -

Subsidiary-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts Holding Solely
  Subordinated Debt Securities of an AT&T
  Subsidiary.........................................     1,659            -

SHAREOWNERS' EQUITY Common Stock:
AT&T Common Stock, $1 par value,  authorized
  6,000,000,000  shares;  issued and outstanding
  3,196,236,144 shares (net of 286,925,365 treasury
  shares) at June 30, 1999 and 2,630,391,784 shares
  (net of 80,222,341 treasury shares) at
  December 31, 1998..................................     3,196        2,630
Liberty Media Group Class A Tracking Stock, $1 par
  value, authorized 2,500,000,000 shares; issued
  and outstanding 1,156,716,104 shares at
  June 30, 1999......................................     1,157            -
Liberty Media Group Class B Tracking Stock, $1 par
  value, authorized 250,000,000 shares; issued
  and outstanding 108,430,704 shares at
  June 30, 1999......................................       108            -
Additional Paid-in Capital:
  AT&T Common Stock..................................    27,446       15,195
  Liberty Media Group Stock..........................    32,653            -
Guaranteed ESOP obligation...........................       (31)         (44)
Retained Earnings (Accumulated Deficit):
  AT&T Common Stock..................................     7,594        7,800
  Liberty Media Group Stock..........................      (601)           -
Accumulated other comprehensive income...............     1,966          (59)
TOTAL SHAREOWNERS' EQUITY............................    73,488       25,522

TOTAL LIABILITIES & SHAREOWNERS' EQUITY..............  $145,238      $59,550

                 See Notes to Consolidated Financial Statements

                                                                                                             AT&T Form 10-Q - Part I

Consolidated Statements of Shareowners' Equity                                                                 (Dollars in Millions)
For the six months ended June 30, 1999  (Unaudited)
                                                                                                  Accumulated   Total  Total
                                                       Additional      Guaranteed                  Other Comp-  Share- Compre-
                                                         Paid-in           ESOP       Retained      rehensive  owners  hensive
                          Common Shares                 Capital         Obligation    Earnings         Income  Equity  Income
                    AT&T     Liberty      Liberty     AT&T     Liberty             AT&T     Liberty
                   Common  Media Group  Media Group  Common  Media Group          Common  Media Group
                    Stock    Class A      Class B     Stock     Stock              Stock     Stock
                            Tracking     Tracking
                            Stock         Stock
Balance at
 Jan. 1, 1999      $2,630       -            -       15,195        -       (44)    7,800       -       (59)   $25,522
Shares issued
 (acquired), net:
    For employee plans  1                                36                                                        37
    For acquisitions* 565   1,140          110       11,359   32,265                                           45,439
    Other                      17           (2)                  339                                              354
Common stock warrants                                   306                                                       306
Gain on issuance of
 common stock by
 affiliates                                             470       40                                              510
Amortization                                                                13                                     13
Net income                                                                         2,664    (601)               2,063  $2,063
Dividends
 declared                                                                         (1,401)                      (1,401)
Treasury shares
 issued at less
 than cost                                                                        (1,469)                      (1,469)
Other                                                    80        9                                               89
Other
 comprehensive
 income (net of
 taxes of $1,328)**                                                                                  2,025      2,025   2,025
Balance at June
 30, 1999          $3,196   1,157          108       27,446   32,653       (31)    7,594    (601)    1,966    $73,488  $4,088

    * AT&T accounts for treasury stock as retired stock, and at June 30, 1999, has 287 million treasury shares of which 216 million shares are owned by TCI subsidiaries and 70 million shares relate to the purchase of AT&T shares previously held by Liberty Media Group.
    ** Includes $1,969 ($3,262 pretax)
    of other comprehensive income for Liberty Media Group.

    See Notes to Consolidated Financial Statements

                                                                                                             AT&T Form 10-Q - Part I

Consolidated Statements of Shareowners' Equity (Dollars in Millions) For the six
months ended June 30, 1998 (Unaudited)
                                                                             Accumulated
                         AT&T      Additional   Guaranteed                      Other          Total          Total
                        Common      Paid-in        ESOP        Retained     Comprehensive   Shareowners'  Comprehensive
                        Stock       Capital     Obligation     Earnings         Income        Equity         Income
Balance at
 Jan. 1, 1998          $2,684        17,121        (70)          3,981           (38)         $23,678
Shares issued
 (acquired), net:
  For employee plans        2            53                                                        55
  For acquisition          23           806                                                       829
Amortization                                        12                                             12
Net income                                                       2,424                          2,424        $2,424
Dividends
 declared                                                       (1,072)                        (1,072)
Treasury shares
 issued at less
 than cost                                                        (257)                          (257)
Other changes                            83                         (5)                            78
Other
 comprehensive
 income (net of
 taxes of $49)                                                                   (11)             (11)          (11)
Balance at June
 30, 1998              $2,709        18,063        (58)          5,071           (49)         $25,736        $2,413

    See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                  For the Six
                                                  Months Ended
                                                    June 30,
                                                  1999      1998
Operating Activities
Net income...................................  $ 2,063   $ 2,424
Deduct: Income from discontinued
          operations.........................        -        10
        Gain on sale of discontinued
          operations.........................        -     1,290
Income from continuing operations............    2,063     1,124
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Restructuring and other charges...........      778     3,344
   Gains on sales............................     (241)     (770)
   Depreciation and amortization.............    3,280     2,200
   Provision for uncollectibles..............      733       714
   Increase in accounts receivable...........   (1,462)     (872)
   (Decrease) increase in accounts payable...     (488)      131
   Net decrease in other operating assets
     and liabilities.........................   (1,715)     (622)
   Equity losses from Liberty Media Group....      601         -
   Other adjustments.........................     (148)   (1,217)

Net cash provided by operating
  activities of continuing operations........    3,401     4,032

Investing Activities
  Capital expenditures.......................   (5,129)   (3,408)
  Proceeds from sale or disposal of
    property, plant and equipment............      162        45
  Decrease in other receivables..............        6     6,404
  Net dispositions (acquisitions) of
    licenses.................................        5       (55)
  Sales of marketable securities.............        -     1,239
  Purchases of marketable securities.........        -    (1,055)
  Equity investment distributions and sales..      439     1,202
  Equity investment contributions and
    purchases................................   (6,054)      (58)
  (Acquisitions) dispositions of businesses
    including cash acquired in acquisitions..   (5,763)    4,172
  Other investing activities - net...........      (56)      (58)

Net cash (used in) provided by investing
  activities of continuing operations........  (16,390)    8,428

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)
                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  1999      1998
Financing Activities
  Proceeds from long-term debt issuance.....     7,948         2
  Retirements of long-term debt.............    (1,643)     (729)
  Issuance of convertible securities........     4,638         -
  Issuance of common shares.................         -        29
  Acquisition of treasury shares............    (4,320)     (244)
  Dividends paid............................    (1,306)   (1,072)
  Increase (decrease) in short-term
    borrowings - net........................     4,506    (3,027)
  Other financing activities - net..........       424        16

Net cash provided by (used in) financing
  activities of continuing operations.......    10,247    (5,025)

Net cash provided by discontinued
  operations................................         -        92

Net (decrease) increase in cash and
  cash equivalents..........................    (2,742)    7,527

Cash and cash equivalents
  at beginning of year......................     3,160       318

Cash and cash equivalents
  at end of period..........................   $   418   $ 7,845

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 1998, AT&T's Form 10-Q for the quarter ended March 31, 1999, (which includes the financial results of Liberty Media Group for this period, attached as an exhibit thereto), Tele-Communications, Inc.'s (TCI) Form 10-K for the year ended December 31, 1998, TCI's Form 10-Q for the quarter ended March 31, 1999, the financial statements of Liberty Media Group for the year ended December 31, 1998, included in AT&T's Form 8-K filed on March 22, 1999, and the financial statements of Liberty Media Group and TCI for the quarter and year-to-date periods ended June 30, 1999, included as Exhibits 99.1 and 99.2, respectively, to this AT&T quarterly report on Form 10-Q.

              On May 19, 1999, the Board of Directors of Liberty Media Group declared a two for one stock split, paid on June 11, 1999, to shareowners of record on May 28, 1999. All references to number of shares (except shares authorized or where otherwise indicated) and per share information for Liberty Media Group in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

              We have reclassified certain prior period amounts to conform to our current presentation and have restated share and per share information to reflect the first quarter three for two split of AT&T's common stock.

(b)           MERGER WITH TCI
              The merger with TCI was completed in the first quarter of 1999 in an all stock transaction valued at approximately $52 billion. AT&T issued approximately 664 million shares in the transaction, of which approximately 149 million were treasury shares. Also in the first quarter of 1999 in connection with the merger of TCI and the formation of Liberty Media Group from TCI's former programming business and technology investments business, AT&T issued a separate tracking stock designed to reflect the separate economic performance of Liberty Media Group. A total of 540 million shares (1,080 million shares on a post-slit basis) of Class A Liberty Media Group Tracking Stock and 55 million shares (110 million shares on a post-split basis) of Class B Liberty Media Group Tracking Stock were issued by AT&T. AT&T also issued 30 million shares (60 million shares on a post-split basis) of Class A Liberty Media Group Tracking Stock in connection with the conversion of certain convertible notes.

                                                         AT&T Form 10-Q - Part I

              AT&T does not have a controlling financial interest in Liberty Media Group, therefore it has been reflected as an equity method investment in the accompanying consolidated financial statements. The results attributable to Liberty Media Group are reflected as separate line items "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group and related receivables", in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to Liberty Media Group are excluded from the earnings available to the holders of AT&T common stock. TCI's cable and certain other operations, including its ownership interest in At Home Corporation (Excite@Home), became AT&T broadband and Internet services, and were combined with the existing AT&T operations to form the AT&T common stock group (AT&T Group).

              The merger with TCI was recorded as a purchase. Accordingly, the operating results of TCI have been included in the accompanying consolidated financial statements since March 1, 1999, the deemed effective date of acquisition for accounting purposes. The impact of the results from March 1, 1999, through March 9, 1999, is deemed immaterial to our consolidated results. The excess of the aggregate purchase price of $52.155 billion over the fair value of net assets acquired was estimated at $24 billion, and is being amortized on a straight-line basis over seven to 40 years. Also, approximately $11 billion of goodwill related to Liberty Media Group was recorded as part of our investment and is being amortized on a straight-line basis over 20 years as a component of equity earnings (losses) from Liberty Media Group.

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

              *Other includes assumption of convertible notes and preferred stock.

              At June 30, 1999, there was $40 of restricted cash included in cash and cash equivalents in the accompanying consolidated balance sheet. The restricted cash was comprised primarily of proceeds received in connection with certain asset dispositions of TCI, which are designated to be reinvested in certain identified assets for tax purposes.

                                                         AT&T Form 10-Q - Part I

              Following is a summary of the pro forma  results of AT&T as if the merger with TCI had closed effective January 1, 1998:
                                                                Six
                                                            Months Ended
                                                              June 30,
                                                           1999     1998
              Revenues                                  $30,728  $29,193

              Income from continuing operations           1,491      356
              Income from continuing operations,
                available to AT&T Group shareowners       2,304      846
              Income from continuing operations,
                available to Liberty Media Group
                shareowners                                (813)    (490)
              Net income                                  1,491    1,656
              Income available to AT&T Group
                shareowners                               2,304    2,146
              Income available to Liberty Media
                Group shareowners                          (813)    (490)

              Weighted-average AT&T common shares
                (millions)                                3,153    3,140
              Weighted-average AT&T common shares
                and potential common shares
                (millions)                                3,258    3,245
              Weighted-average Liberty Media Group
                shares (millions)                         1,250    1,190

              Basic earnings per AT&T common share:
                Income from continuing operations       $  0.73  $  0.27
                Total income                            $  0.73  $  0.68
              Diluted earnings per AT&T common share:
                Income from continuing operations       $  0.71  $  0.26
                Total income                            $  0.71  $  0.66

              Basic earnings per Liberty Media
                Group share                             $ (0.65) $ (0.41)
              Diluted earnings per Liberty Media
                Group share                             $ (0.65) $ (0.41)

              Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                                                         AT&T Form 10-Q - Part I

(c)           OTHER MERGERS, ACQUISITIONS, VENTURES AND DISPOSITIONS
              On April 30, 1999, AT&T completed its acquisition of the IBM Global Network (IGN) business and its assets in the United States. The acquisition is occurring in phases throughout 1999 as legal and regulatory requirements are met in each of the 59 countries in which the business operates. In June of 1999, the acquisitions of the IGN business in Japan, the United Kingdom and Ireland were completed. The acquisition has been accounted for as a purchase. Accordingly, the operating results of the IGN business have been included in the accompanying consolidated financial statements since the date of acquisition. Intangible assets of approximately $3.9 billion including customer lists and the excess of the purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over periods ranging from five to 30 years. The pro forma impact of the IGN business results on historical AT&T results are not material.

              On May 3, 1999, AT&T closed the previously announced merger with Vanguard Cellular Systems, Inc. (Vanguard). Consummation of the merger resulted in the issuance of approximately 12.6 million AT&T shares and payment of $485 in cash. In addition, Vanguard had approximately $550 in debt, which was subsequently repaid by AT&T. The merger with Vanguard was recorded as a purchase. Accordingly the operating results of Vanguard have been included in the accompanying consolidated financial statements since the date of acquisition. The pro forma impact of Vanguard results on historical AT&T results are not material.

              On June 1, 1999, AT&T Canada completed the announced merger with MetroNet Communications Corp. (MetroNet), Canada's largest facilities-based competitive local exchange carrier (CLEC). The combined companies were renamed AT&T Canada. AT&T owns a 31% stake in the merged entity, which maintains a national network to provide Canadian business customers with local and long distance voice, data, Internet and electronic commerce services as well as wireless services through Rogers Cantel AT&T.

              On June 7, 1999, AT&T signed a definitive agreement with Cox Communications, Inc. (Cox) whereby Cox will exchange its AT&T stock for cable television systems that serve approximately 495,000 customers as well as certain other consideration, including cash. Based on the closing price of AT&T's stock when the agreement was announced, the transaction is valued at approximately $2.8 billion. The agreement has been approved by the boards of both companies and will be subject to necessary government and regulatory approvals.

              On June 29, 1999, the previously announced global venture between AT&T and British Telecommunications plc (BT) received approval from the U.S. Justice Department. The venture has already received approval from the European Commission. The global venture will combine the transborder assets and operations of each company. The venture will be equally owned by both companies when it begins operations. The receipt of certain additional regulatory approvals is required and the venture is expected to be completed in the second half of 1999.

                                                         AT&T Form 10-Q - Part I

              On  May  28,  1999,  At  Home  Corporation  consummated  a  merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive
              Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, At Home Corporation issued approximately 116 million shares of its common stock (as adjusted for a June 1999 stock split) for all of the outstanding common stock of Excite based on an exchange ratio of
              2.083804 shares of At Home Corporation's common stock (as adjusted for a June 1999 stock split) for each share of Excite's common stock. As a result of the merger, AT&T's economic interest in At Home Corporation (Excite@Home) decreased from 38.8% to 26.5%. Due to the resulting increase in Excite@Home's equity, net of the dilution of AT&T's ownership interest in Excite@Home, AT&T recorded a $466 increase to additional paid in capital. At June 30, 1999, AT&T owned 63,720,000 shares of Excite@Home Class A common stock (as adjusted for a June 1999 stock split) and has an approximate 58% voting interest on certain matters. During the second quarter of 1999, the stockholders of Excite@Home approved certain changes in the corporate governance of Excite@Home. As a result of these changes, management has concluded that AT&T no longer holds a controlling financial interest in Excite@Home and, accordingly, during the second quarter of 1999, AT&T ceased to consolidate Excite@Home and began to account for Excite@Home using the equity method of accounting. The effect of this deconsolidation was not material to the consolidated financial statements of AT&T.

(d)           CUMULATIVE QUARTERLY INCOME PREFERRED SHARES AND WARRANTS
              On June 16, 1999, AT&T Finance Trust I, a wholly-owned subsidiary of AT&T established as a Delaware statutory business trust (the Trust), completed the private placement sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (liquidation preference of $50 per security) to Microsoft Corporation (Microsoft). Proceeds of the issuance were invested in Junior Subordinated Debentures (the Debentures) issued by AT&T due 2029 which represent the sole assets of the Trust.

              The cumulative quarterly income preferred securities are convertible at any time prior to maturity into 66.667 million shares of AT&T stock at $75 per share and are subject to mandatory redemption upon repayment of the Debentures at maturity or their earlier redemption. The conversion feature can be terminated, under certain conditions, after three years.

              The Debentures will make a quarterly payment of 62.5 cents per security payable quarterly in arrears on the last day of March, June, September and December of each year. AT&T has the right to defer such interest payments up to 20 consecutive quarters; as a consequence, quarterly dividend payments on the cumulative quarterly income preferred securities can be deferred by the Trust during any such interest payment period. If AT&T defers any interest payments, AT&T may not, among other things, pay any dividends on its common stock until all interest in arrears is paid to the Trust.

              Distributions   on  the  cumulative   quarterly  income  preferred
              securities are reported within other income (expense) in the accompanying consolidated statements of income.

                                                         AT&T Form 10-Q - Part I

              On June 16, 1999, AT&T also issued to Microsoft 40 million warrants, each to purchase one share of AT&T common stock at a price of $75 per share at the end of three years. If the warrants are not exercised on the three-year anniversary of the closing date, the warrants expire.

              A discount on the cumulative quarterly income preferred securities equal to the value of the warrants of $306 has been recognized and is being amortized over the 30 year life of the cumulative quarterly income preferred securities as a component of other income in the accompanying consolidated statements of income.

(e)           RESTRUCTURING AND OTHER CHARGES, NET
              Restructuring and other charges, net were a pretax benefit of $29 for the second quarter of 1999. The benefit included a $68 pretax net gain primarily related to the exit of certain joint ventures that would have competed directly with the global venture AT&T is forming with BT. Also included was an $11 pretax gain from the settlement of pension obligations from AT&T's voluntary retirement incentive program offer. Partially offsetting these gains was a $50 pretax charge recorded in the second quarter of 1999 related to the estimated losses that are expected to result from a contribution agreement TCI entered into with Phoenixstar, Inc. (Phoenixstar), formerly Primestar, Inc., a previous equity investment. To the extent necessary, the company is required to satisfy certain liabilities of Phoenixstar. The remaining obligation under this contribution agreement which expires in 2001 is $26.

              Second quarter 1998 restructuring and other charges, net of $2,743
              pretax  primarily  related  to  charges   associated  with  AT&T's
              voluntary retirement incentive program offer.

              Restructuring and other charges, net for the six months ended June 30, 1999, were $702 pretax. Included in this balance was an in-process research and development charge of $594 pretax related to the TCI acquisition, a $128 pretax net charge primarily related to the exit of certain joint ventures that would have competed directly with the global venture AT&T is forming with BT and a $50 pretax charge related to the Phoenixstar agreement noted above. These charges were partially offset by a $70 pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

              Restructuring and other charges, net for the six months ended June 30, 1998, were $3,344 pretax. The charge is comprised of a first quarter 1998 pretax charge of $601 which resulted from the decision not to pursue Total Service Resale as a local-service strategy as well as the second quarter $2,743 net pretax charge primarily related to AT&T's voluntary retirement incentive program offer.

                                                         AT&T Form 10-Q - Part I

(f)           EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
              Basic earnings per share (EPS) for AT&T Group for the three and six months ended June 30, 1999 and 1998, were computed by dividing income attributable to AT&T Group common shareowners by the weighted-average number of common shares outstanding of AT&T Group during the period.

              Diluted EPS for AT&T Group for the three and six months ended June 30, 1999, and the six months ended June 30, 1998, was computed by dividing the income attributable to AT&T Group common shareowners by the weighted-average number of common shares and dilutive potential common shares outstanding of AT&T Group during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of subsidiary, quarterly income preferred securities, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible debt securities were all converted as of March 31, 1999. Since AT&T had a loss from continuing operations for the three months ended June 30, 1998, the impact of any potential shares would have been antidilutive, and therefore are not factored into the diluted calculation. There were 13 million potentially dilutive securities outstanding for this period.

              Income from continuing operations for the three and six-month periods ended June 30, 1999, of $1,045 and $2,063, respectively, include income from continuing operations attributable to AT&T Group of $1,588 and $2,664, respectively, as well as losses from Liberty Media Group of $(543) and $(601) respectively.

              A reconciliation of the income and share components for the basic and diluted EPS calculations with respect to AT&T Group continuing operations is as follows:

                                                         Three                Six
                                                       Months Ended        Months Ended
                                                         June 30,            June 30,
                                                      1999     1998       1999     1998
              Income (loss) from continuing
               operations attributable to AT&T
               Group                                $1,588   $ (161)    $2,664   $1,124
              Income impact of assumed conversion:
               Preferred stock of subsidiary            10        -         10        -
               Quarterly income preferred
               securities                                7        -          7        -
              Income (loss) from continuing
               operations attributable to AT&T
               Group adjusted for conversion of
               securities                           $1,605    $(161)    $2,681   $1,124
              AT&T Group weighted-average common
               shares (millions)                     3,189    2,708      2,970    2,695
              Stock options                             38        -         40       25
              Preferred stock of subsidiary             40        -         25        -
              Convertible quarterly income
               preferred securities                     11        -          5        -
              Convertible debt securities of
               subsidiary                                -        -          3        -
              AT&T Group weighted-average common
               shares and potential common
               shares (millions)                     3,278    2,708      3,043    2,720

                                                         AT&T Form 10-Q - Part I

              Basic EPS for Liberty Media Group for the three and six-month periods ended June 30, 1999, was computed by dividing the income attributable to Liberty Media Group shareowners by the weighted-average number of shares outstanding of Liberty Media Group of 1.264 billion and 1.250 billion, respectively, for these periods. Since Liberty Media Group had a loss for both periods, the impact of any potential shares would have been antidilutive, and therefore are not factored into the diluted calculations. There were 54 million potentially dilutive securities outstanding at June 30, 1999.

(g)           PREFERRED STOCK
              TCI  has  1.552  million   shares  of  Class  B  Preferred   Stock
              outstanding as of June 30, 1999, net of shares held by a subsidiary, out of an authorized 1.675 million shares.

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

              The amount of Class B Preferred  Stock and  accumulated  dividends thereon are reflected within "Minority Interest in Equity of Consolidated Subsidiaries" in the accompanying consolidated balance sheet and aggregated $147 at June 30, 1999.

              TCI Pacific Communications Inc. (Pacific) issued preferred stock which remains outstanding after the TCI merger. There are 6.258 million shares of Pacific authorized and outstanding at June 30, 1999. Each share of the Pacific 5% Class A Senior Cumulative Exchangeable Preferred Stock is exchangeable, from and after August 1, 2001, for approximately 6.3375 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment in cash, shares of AT&T Common Stock or by a combination of the foregoing. The amount of Pacific Preferred Stock and accumulated dividends thereon are reflected within "Minority Interest in Equity of Consolidated Subsidiaries" in the accompanying consolidated balance sheet and aggregated $2.1 billion at June 30, 1999.


(h)           FINANCIAL INSTRUMENTS
              In the normal course of business we use various financial instruments, including derivative financial instruments, for purposes other than trading. We do not use derivative financial instruments for speculative purposes. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts. Interest rate swap agreements and foreign currency exchange contracts are used to mitigate interest rate and foreign currency exposures. Collateral is generally not required for these types of instruments.

                                                         AT&T Form 10-Q - Part I

              For debt excluding capital leases, the carrying amounts and fair values were $28.9 billion and $28.3 billion, respectively, at June 30, 1999.

              AT&T has a $20 billion commitment from multiple lenders with credit agreements to be finalized upon consummation of the proposed merger with the MediaOne Group Inc. (MediaOne).

              We have entered into a $1 billion agreement with Convergys Corporation to extend the term of our current billing agreement through 2004.

 (i)          SEGMENT REPORTING
              AT&T's results are segmented according to the way we manage our business: business services, consumer services, wireless services and broadband & Internet services. Our existing segments reflect certain managerial changes since the publication of our 1998 annual results. The business services segment was expanded to include the results of Teleport Communications Group Inc. (TCG) and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service and the costs associated with the development of fixed wireless technology. All prior results have been restated to reflect these changes. In addition, as a result of our merger with TCI, we established a new segment called broadband & Internet services. Broadband & Internet services includes the results associated with traditional analog video service as well as new services such as Digital Cable and AT&T@Home, a high-speed cable Internet service. Also included in this segment are the operations associated with developing and refining the infrastructure that will support broadband telephony.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

              REVENUES
                                                          Three               Six
                                                       Months Ended       Months Ended
                                                         June 30,          June 30,
                                                      1999     1998      1999     1998
              Business services external revenues  $ 5,888  $ 5,680   $11,814  $11,238
              Business services internal revenues      395      207       683      428
               Total business services revenues      6,283    5,887    12,497   11,666
              Consumer services external revenues    5,504    5,695    10,990   11,375
              Wireless services external revenues    1,878    1,313     3,440    2,477
              Broadband & Internet services
                external revenues                    1,419        -     1,902        -

              Total reportable segments             15,084   12,895    28,829   25,518

              Other and corporate revenues (a)         607      316       958      524
              Total revenues                       $15,691  $13,211   $29,787  $26,042

              (a) Included in other and corporate revenues are revenues from AT&T Solutions, international operations and ventures, other smaller units and the elimination of internal revenues.

                                                         AT&T Form 10-Q - Part I

              RECONCILIATION OF EBIT TO INCOME (LOSS) BEFORE INCOME TAXES
                                                         Three               Six
                                                      Months Ended       Months Ended
                                                        June 30,          June 30,
                                                     1999     1998      1999     1998
              Business services                    $1,459   $1,119   $ 3,026  $ 2,243
              Consumer services                     1,851    1,540     3,717    2,845
              Wireless services                        52      199        24      214
              Broadband & Internet services          (475)       -    (1,121)       -
                Total reportable segments' EBIT     2,887    2,858     5,646    5,302
              Other and corporate EBIT                 37   (3,010)     (430)  (3,344)
              Liberty Media Group equity losses       543        -       601        -
              Interest expense                        459      128       649      208
                Total income (loss) before income
                  taxes                            $1,922   $ (280)   $3,966   $1,750

              ASSETS
                                                    At June 30,  At Dec. 31,
                                                        1999        1998
              Business services                     $ 22,394     $21,415
              Consumer services                        6,687       6,561
              Wireless services                       21,388      19,115
              Broadband & Internet services           42,837           -
                Total reportable segments             93,306      47,091
              All other segments                       9,209       4,165
              Corporate assets:
                Investment in Liberty Media
                  Group                               35,389           -
                Prepaid pension costs                  2,265       2,074
                Deferred taxes                         1,245       1,156
                Other corporate assets                 3,824       5,064
              Total assets                          $145,238     $59,550

(j)           SUBSEQUENT EVENTS

              On August 2, 1999, AT&T completed its acquisition of Honolulu Cellular Telephone Company from BellSouth.

              On August 5, 1999, AT&T and BT announced that they will jointly acquire a 33% stake in Rogers Cantel Mobile Communications Inc. (Rogers Cantel) for approximately $934 in cash. The investment will be owned equally by AT&T and BT. AT&T and BT also announced that BT will acquired 30% of AT&T's 31% ownership interest in AT&T Canada for approximately $402. In addition, Rogers Cantel and AT&T Canada will accelerate the bundling and joint marketing of wired and wireless services for Canadian business customers. The closing of these transactions is expected to take place in late August 1999.

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
The merger with Tele-Communications, Inc. (TCI) was completed in the first quarter of 1999 in an all stock transaction valued at approximately $52 billion. AT&T issued approximately 664 million shares in the transaction, of which approximately 149 million were treasury shares. Also in connection with the merger of TCI in the first quarter of 1999, and the formation of Liberty Media Group from TCI's former programming business and technology investments business, AT&T issued a separate tracking stock designed to reflect the separate economic performance of Liberty Media Group. A total of 540 million shares (1,080 million shares on a post-split basis) of Class A Liberty Media Group Tracking Stock and 55 million shares (110 million shares on a post-split basis) of Class B Liberty Media Group Tracking Stock were issued by AT&T. AT&T also issued 30 million Class A Liberty Media Group tracking shares (60 million shares on a post-split basis) in connection with the conversion of certain convertible notes. AT&T does not have a controlling financial interest in Liberty Media Group, therefore it has been reflected as an equity method investment in the accompanying consolidated financial statements. The results attributable to Liberty Media Group are reflected as separate line items "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group and related receivables" in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to Liberty Media Group are excluded from the earnings available to the holders of AT&T common stock.

The merger with TCI was recorded as a purchase. Accordingly, the operating results of TCI have been included in the accompanying consolidated financial statements since the date of acquisition. For accounting purposes the deemed effective date of the acquisition is March 1, 1999, since the impact of thr results from March 1, 1999, through March 9, 1999, is deemed immaterial to our consolidated results. TCI's cable and certain other operations, including its ownership interest in At Home Corporation (Excite@Home), but excluding Liberty Media Group, became AT&T broadband & Internet services (AB&IS), and were combined with the existing operations of AT&T to form the AT&T Common Stock Group (AT&T Group).

We segment our results based on how we manage our business. The following businesses comprise AT&T Group: business services, consumer services, broadband & Internet services and wireless services. A fifth category, other and corporate, includes the results of AT&T Solutions, international operations and ventures, other corporate operations, overhead and eliminations. Results are discussed for these five categories as well as for combined AT&T Group. The discussion for the other and corporate category is further broken out to include information for AT&T Solutions (which includes the results of the Solutions outsourcing unit, the internal AT&T Information Technology Services unit, and the results of the IBM Global Network which was acquired in the second quarter of 1999 and renamed the AT&T Global Network Services business or AGNS), and international operations and ventures.

Operating results are discussed separately for AT&T Group and Liberty Media Group. All lines of the accompanying consolidated statements of income except for "Equity losses from Liberty Media Group", "Income from continuing operations" and "Net income" reflect the results of AT&T Group only. All lines of the accompanying consolidated balance sheet, except for the "Investment in Liberty Media Group and related receivables" and the components of shareowners' equity labeled as relating to Liberty Media Group are attributable to AT&T Group only. The liquidity, financial condition, risk management and year 2000 discussion pertain to consolidated AT&T, including Liberty Media Group.

                                                         AT&T Form 10-Q - Part I

FORWARD-LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Any Form 10-K/A, Annual Report to Shareowners, Form 10-Q or Form 8-K of AT&T may include forward-looking statements, including statements concerning future operating performance, year 2000 compliance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, general industry growth rates and AT&T's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the Federal Communications Commission (FCC) and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements.

For a more complete discussion of the factors that could cause actual results to differ materially from such forward-looking statements, see the discussion thereof contained under the heading "Forward-Looking Statements" in AT&T's Form 10-K/A for the year ended December 31, 1998. Readers should also consider the factors discussed under the headings "Results of Operations" and "Financial Condition" included in this Form 10-Q. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                         AT&T Form 10-Q - Part I

CONSOLIDATED RESULTS OF OPERATIONS
                                           For the Three      For the Six
                                           Months Ended       Months Ended
                                             June 30,           June 30,
                                           1999     1998      1999     1998
Dollars in millions
(except per share amounts)

Income (loss) from continuing operations
 attributable to common shareowners:
   AT&T Group.........................   $1,588   $ (161)   $2,664   $1,124
   Liberty Media Group................     (543)       -      (601)       -

Income attributable to common shareowners:
   AT&T Group.........................   $1,588   $1,129    $2,664   $2,424
   Liberty Media Group................     (543)       -      (601)       -

Per AT&T common share - basic:
  Income (loss) from continuing
   operations.........................   $ 0.50   $(0.06)   $ 0.90   $ 0.42
  Income from discontinued operations.        -        -         -        -
  Gain on sale of discontinued
   operations.........................        -     0.48         -     0.48
  Total income........................   $ 0.50   $ 0.42    $ 0.90   $ 0.90

Per AT&T common share - diluted:
  Income (loss) from continuing
    operations........................   $ 0.49   $(0.06)   $ 0.88   $ 0.41
  Income from discontinued operations.        -        -         -        -
  Gain on sale of discontinued
   operations.........................        -   $ 0.48         -     0.48
  Total income........................   $ 0.49   $ 0.42    $ 0.88   $ 0.89

Liberty Media Group loss per share:
  Basic...............................   $ 0.43   $    -    $ 0.48    $   -
  Diluted.............................   $ 0.43   $    -    $ 0.48    $   -

Earnings per share from continuing operations attributable to AT&T common shareowners were $0.49 on a diluted basis for the second quarter of 1999, up from a loss of $0.06 in the second quarter of 1998. Earnings per share from continuing operations attributable to AT&T common shareowners were $0.88 on a diluted basis in the first half of 1999, compared with $0.41 on a diluted basis in the first half of 1998. The increases were due to lower restructuring and other charges, net and increased income from operations attributable to higher revenues and an improved cost structure.

AT&T Group's operational earnings were $0.49 per diluted share for the second quarter of 1999, a decrease of 9.3%, or $0.05, over the prior year period. Operational EPS for the second quarter excludes:
 ..Net restructuring and other charges of $0.62 in 1998
 ..Gains on sales of business of $.02 in 1999 and 1998
 ..A $0.02 benefit in 1999 from changes in tax rules with respect to the utilization of acquired net operating losses ..A loss of $0.04 reflecting the earnings impact of our investment in Excite@Home and Cablevison Systems Corp. (Cablevision)

The decrease in operational earnings for the second quarter is due primarily to the impact of our merger with TCI.

                                                         AT&T Form 10-Q - Part I

Excluding the impacts of both TCI and AGNS, operational EPS for the second quarter of 1999 was $0.75, an increase of 38.9%, or $0.21, compared with the second quarter of 1998. The increase was primarily due to higher revenues and improving margins.

AT&T Group's operational earnings were $1.09 per diluted share for the first half of 1999, an increase of 9.0%, or $0.09, over the prior year period. Operational EPS for the first half excludes:
 ..Net restructuring and other charges of $0.22 in 1999 and $0.76 in 1998 ..Gains on sales of businesses of $0.05 in 1999 and $0.17 in 1998
 ..A $0.02 benefit in 1999 from changes in tax rules with respect to the utilization of acquired net operating losses ..A loss of $0.06 reflecting the earnings impact of our investment in Excite@Home and Cablevison.

The increase in operational earnings for the first half is due primarily to higher revenues and improving margins, partially offset by the impact of our merger with TCI.

Excluding the impacts of both TCI and AGNS, operational EPS for the six months ended June 30, 1999, was $1.42, an increase of 42.0%, or $0.42, compared with the prior year period primarily due to higher revenues and improving margins.

Liberty Media Group's loss per share was $0.43 for the quarter ended June 30, 1999, and $0.48 for the period from the date of acquisition through June 30, 1999.

The results of AT&T Group and Liberty Media Group are discussed in further detail below.

                                                         AT&T Form 10-Q - Part I

AT&T GROUP RESULTS OF OPERATIONS
REVENUES
                                            For the Three Months
                                               Ended June 30,        Change
                                               1999      1998       $      %
Dollars in millions
Business services.......................... $ 6,283   $ 5,887   $  396    6.7%
Consumer services..........................   5,504     5,695     (191)  (3.4)%
Wireless services..........................   1,878     1,313      565   43.1%
Broadband & Internet services..............   1,419         -    1,419      -
Other and corporate........................     607       316      291   91.7%
Total revenues............................. $15,691   $13,211   $2,480   18.8%

                                             For the Six Months
                                               Ended June 30,        Change
                                               1999      1998       $      %
Dollars in millions
Business services.......................... $12,497   $11,666   $  831    7.1%
Consumer services..........................  10,990    11,375     (385)  (3.4)%
Wireless services..........................   3,440     2,477      963   38.9%
Broadband & Internet services..............   1,902         -    1,902      -
Other and corporate........................     958       524      434   82.8%
Total revenues............................. $29,787   $26,042   $3,745   14.4%

Total revenues on a reported basis increased 18.8% to $15,691 million and increased 14.4% to $29,787 million for the three and six-month periods ended June 30, 1999, respectively, compared with the respective prior year periods. Excluding AB&IS and AGNS, revenues increased 6.4% to $14,057 million for the second quarter of 1999 and increased 6.3% to $27,670 million for the first half of 1999 compared with the comparable prior year periods. The increases for both periods were due to growth in wireless services, business data services and AT&T Solution's outsourcing services, partially offset by lower consumer services revenues. Revenues on a pro forma basis, which include the results of AB&IS (adjusted to exclude all closed cable partnerships and Excite@Home) and the impact of the closed portions of AGNS for a full period in both 1999 and 1998, increased 6.7% for the second quarter of 1999 and increased 6.5% for the first half of 1999 compared with the corresponding prior year periods.

OPERATING EXPENSES
                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Access and other interconnection..... $3,668   $3,894    $7,400   $7,830

Access and other interconnection expenses decreased $226 million, or 5.8%, to $3,668 million in the second quarter of 1999 compared with the second quarter of 1998. Access and other interconnection expenses decreased $430 million, or 5.5%, to $7,400 million in the first half of 1999 compared with the first half of 1998. The declines primarily relate to FCC-mandated access reform, lower negotiated international settlement rates and more efficient use of the network. Business long distance volume growth partially offset the decreases.

                                                         AT&T Form 10-Q - Part I

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Network and other communications
  services........................... $3,774   $2,552    $6,646   $5,098

Network and other communications services expenses increased $1,222 million, or 47.9%, to $3,774 million in the second quarter of 1999 compared with the same period last year. Network and other communications services expenses increased $1,548 million, or 30.4%, to $6,646 million in the first half of 1999 compared with the same period last year. Excluding the impacts of AB&IS and AGNS, network and other communications services expenses increased 11.6% and 7.6% for the three and six-month periods ended June 30, 1999, respectively, compared with the same periods last year. These increases were primarily associated with the growing wireless subscriber base largely attributable to the success of AT&T
Digital One Rate service which has resulted in higher off-network roaming charges and higher costs and volume of handsets. A portion of the increase was also due to growth in AT&T Solutions. For the year-to-date period, these increases were partially offset by lower nonincome taxes, lower per-call compensation expense due to a favorable FCC ruling in the first quarter of 1999 and a lower provision for uncollectibles for business and consumer services.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Amortization of goodwill and other
 purchased intangibles............... $  273   $   66    $  430   $  126

Amortization of goodwill and other purchased intangibles increased $207 million, or 315.2%, from the second quarter of 1998 and increased $304 million, or 241.5%, for the six months ended June 30, 1999, compared with the same periods last year. The increases were primarily driven by the TCI acquisition. Other purchased intangibles arising from business combinations primarily include customer lists, franchise costs and licenses. AT&T also has amortization of goodwill associated with nonconsolidated investments recorded as a component of other income (expense) amounting to $152 million and $192 million for the three and six-month periods ended June 30, 1999, respectively, and $14 million and $29 million for the three and six-month periods ended June 30, 1998, respectively.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Depreciation and other amortization.. $1,546   $1,067    $2,850   $2,074

Depreciation and other amortization expenses increased $479 million, or 44.8%, in the second quarter of 1999 and increased $776 million, or 37.4%, in the first half of 1999 compared with the corresponding prior year periods. Excluding AB&IS and AGNS, depreciation and other amortization expenses increased 22.1% and 21.7% for the three and six-month periods ended June 30, 1999, respectively, compared with the respective prior year periods. The increases were primarily due to growth in AT&T Group's depreciable asset base resulting from continued infrastructure investment throughout 1998. Capital expenditures were $3.0 billion for the three months ended June 30, 1999, and $4.4 billion for the six months ended June 30, 1999. The capital expenditures for both periods focused on data, cable operations, wireless services and business local services.

                                                         AT&T Form 10-Q - Part I

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Selling, general and administrative.. $3,461   $3,348    $6,618   $6,625

Selling, general and administrative (SG&A) expenses increased $113 million, or 3.4%, to $3,461 million in the second quarter of 1999 and decreased $7 million, or 0.1%, to $6,618 million for the first half of 1999 compared with the respective prior year periods. Excluding AB&IS and AGNS, SG&A expenses declined 8.2% for the second quarter of 1999 and declined 6.6% for the first half of 1999, versus the respective year-ago periods. These decreases were primarily due to savings from headcount reductions and other cost control initiatives. Including AB&IS and AGNS, SG&A expenses as a percentage of revenues were 22.1% and 22.2% for the three and six-month periods ended June 30, 1999, respectively, compared with 25.3% and 25.4% in the year-ago periods. SG&A expenses excluding wireless services and the consumer local business as a percentage of revenues were 20.1% and 20.2% for the three and six-month periods ended June 30, 1999.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Restructuring and other charges, net. $  (29)  $2,743    $  702   $3,344

Restructuring and other charges, net were a pretax benefit of $29 million for the second quarter of 1999. The benefit included a $68 million pretax net gain primarily related to the exit of certain joint ventures that would have competed directly with the global venture AT&T is forming with British Telecommunications plc (BT). Also included was an $11 million pretax gain from the settlement of pension obligations from AT&T's voluntary retirement incentive program offer. Partially offsetting these gains was a $50 million pretax charge recorded in the second quarter of 1999 related to the estimated losses that are expected to result from a contribution agreement TCI entered into with Phoenixstar, Inc. (Phoenixstar), formerly Primestar, Inc., a previous equity investment. To the extent necessary, the company is required to satisfy certain liabilities of Phoenixstar. The remaining obligation under this contribution agreement which expires in 2001 is $26 million.

Second quarter 1998 restructuring and other charges, net of $2,743 million pretax, or a reduction of approximately $0.62 per diluted share, primarily related to charges associated with AT&T's voluntary retirement incentive program offer.

Restructuring and other charges, net for the six months ended June 30, 1999, were $702 million pretax, or a reduction of approximately $0.22 per diluted share. Included in this balance was an in-process research and development charge of $594 million pretax related to the TCI acquisition, a $128 million pretax net charge primarily related to the exit of certain joint ventures that would have competed directly with the global venture AT&T is forming with BT and the $50 million pretax charge related to the Phoenixstar agreement noted above. These charges were partially offset by a $70 million pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

The in-process research and development projects related to TCI's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that would enable TCI to offer next-generation digital services. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, AT&T expects successful completion. AT&T currently anticipates that (i) it will deploy equipment to offer voice over Internet protocol to two cities in the year 2001, (ii) field deployable devices will be available by the end of the year with respect to

                                                         AT&T Form 10-Q - Part I

AT&T's cost savings efforts for cable telephony implementation, and (iii) field trials will begin in mid-year 2000 for next-generation digital services. If, however, AT&T is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized.

Restructuring and other charges, net for the six months ended June 30, 1998, were $3,344 million pretax, or a reduction of approximately $0.76 per diluted share. The charge is comprised of a first quarter 1999 pretax charge of $601 million which resulted from the decision not to pursue Total Service Resale as a local-service strategy as well as the second quarter $2,743 million net pretax charge primarily related to AT&T's voluntary retirement incentive program offer.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Other income (expense)............... $  (74)  $  307    $   75   $1,013

For the three months ended June 30, 1999, other income (expense) decreased $381 million, or 124.2%, to an expense of $74 million compared with $307 million of income in the second quarter of 1998. The decrease primarily resulted from equity losses and goodwill amortization associated with our nonconsolidated investments in Excite@Home and Cablevision. Also contributing to the decrease was a 1998 second quarter pretax gain of $103 million on the sale of SmarTone Telecommunications Holdings Limited (SmarTone) and higher interest income in 1998 on the proceeds received from the sale of Universal Card Services (UCS). These decreases were partially offset by an $88 million pretax gain on the sale of WOOD-TV in the second quarter of 1999.

Other income (expense) decreased $938 million, or 92.6%, to $75 million of income for the six months ended June 30, 1999, compared with $1,013 million of income in the first six months of 1998. The decrease was due primarily to 1998 pretax gains on the sales of AT&T Solutions Customer Care (ASCC) and LIN Television Corp. (LIN-TV) of $350 million and $317 million, respectively, and a pretax gain on the sale of SmarTone of $103 million. Also contributing to the decrease were equity losses and goodwill amortization associated with our nonconsolidated investments in Excite@Home and Cablevision. Partially offsetting these decreases was a 1999 first quarter gain on the sale of the AT&T Language Line Services business (Language Line) of $153 million pretax, and a 1999 second quarter gain on the sale of WOOD-TV of $88 million pretax.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Interest expense..................... $  459   $  128    $  649   $  208

Interest expense increased $331 million, or 258.3%, in the second quarter of 1999 compared with the second quarter of 1998. For the six months ended June 30, 1999, interest expense increased $441 million, or 212.6%, compared with the six months ended June 30, 1998. These increases were primarily driven by a higher level of average debt outstanding associated with our acquisitions, partially offset by a lower average interest rate.

                                                         AT&T Form 10-Q - Part I

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Provision (benefit) for income taxes. $  877   $ (119)   $1,903   $  626

The provision for income taxes for the second quarter of 1999 increased $996 million compared with the second quarter of 1998. The effective tax rate for the quarter was 35.6%, down from 42.9% in the second quarter of 1998. During the second quarter of 1999 a change in the net operating loss utilization tax rules resulted in a $75 million reduction in the current quarter income tax provision. Excluding the impacts of this change, as well as the second quarter 1998 restructuring charges, the effective tax rates in the second quarter of 1999 and 1998 were 38.6% and 37.7%, respectively. The increase in the rate was due primarily to higher non-tax deductible goodwill amortization in 1999 as well as the tax impacts of certain 1998 asset dispositions and foreign legal entity restructurings.

The provision for income taxes for the six months ended June 30, 1999, increased $1,277 million compared with the same period 1998. The effective tax rate for the six months ended June 30, 1999, was 41.7%, up from 35.7% for the first six months of 1998. In the first quarter of 1999, AT&T Group recorded a non-tax deductible in-process research and development charge, and accordingly, no tax benefit was recorded. Excluding the impacts of this charge, the change in the net operating loss utilization tax rules as well as the 1998 restructuring and other charges, the effective tax rates were 38.3% and 37.4% for the six months ended June 30, 1999 and 1998, respectively. The increase in the rate was due primarily to higher non-tax deductible goodwill amortization in 1999.

In April 1998 AT&T sold UCS for $3,500 million, resulting in an after-tax gain of $1,290 million, or $0.48 per share, reflected as "Gain on Sale of Discontinued Operations" in the accompanying consolidated statements of income.

                                            Three               Six
                                         Months Ended       Months Ended
                                           June 30,           June 30,
Dollars in millions                     1999     1998      1999     1998
Income available to AT&T shareowners. $1,588   $1,129    $2,664   $2,424

Income available to AT&T shareowners increased $459 million, or 40.5%, to $1,588 million in the second quarter of 1999, driven by lower restructuring and other charges, increased income from operations attributable to higher revenues and an improved cost structure and the positive impact of changes in net operating loss utilization tax rules. These were partially offset by the gain on sale of discontinued operations in 1998 and the equity losses during the current period related to Excite@Home and Cablevision. Income available to AT&T shareowners increased $240 million, or 9.9%, to $2,664 million for the first half of 1999 driven by lower restructuring and other charges, increased income from operations attributable to higher revenues and an improved cost structure and the positive impact of changes in net operating loss utilization tax rules. These were partially offset by the gain on sale of discontinued operations in 1998, lower gains on sales of businesses in 1999 and the equity losses for the first half of the year related to Excite@Home and Cablevision.

                                                         AT&T Form 10-Q - Part I

AT&T GROUP SEGMENT RESULTS

Business Services
The business services segment results reflect sales of long distance and local voice and data services to business customers, including domestic and international, inbound and outbound, intra-LATA toll, calling card and operator-handled services and other network enabled services. This segment also includes electronic commerce and Internet-protocol (IP) for business customers such as Web site hosting and AT&T WorldNet business Internet access.

Consumer Services
The consumer services segment includes the results of providing telecommunications services to residential customers including domestic and international long distance services, intra-LATA toll services, calling-card and operator-handled calling services, and prepaid calling cards. In addition, this segment includes AT&T WorldNet residential Internet access service, noncable local services provided to residential customers and the costs associated with the development of fixed wireless technology.

Wireless Services
The results of this segment are comprised primarily of sales of wireless services and products to customers in AT&T Group's 850 MHz (cellular) and 1900 MHz (PCS) markets. The results of AT&T's former messaging business are included in 1998 results through October 2, when the unit was sold.

Broadband & Internet Services
This segment reflects operations associated with providing services through the broadband network acquired as a result of AT&T's merger with TCI. This includes the results associated with traditional analog video service, as well as new services, such as Digital Cable and AT&T@Home, a high-speed cable Internet access service. AT&T@Home, along with several other large cable operators, has a contract with Excite@Home, the operator of an Internet "backbone", over which we can provide high-speed cable Internet service. Also included in this segment are the operations associated with developing and refining the infrastructure that will support broadband telephony.

Other and Corporate
This  group   includes  the  results  of  AT&T   Solutions   (including   AGNS),
international operations and ventures, other corporate operations, overhead and eliminations.

The above segments reflect certain changes since the publication of our annual results due to changes in the way we manage our business. The business services segment was expanded to include the results of Teleport Communications Group Inc. (TCG) and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service and the costs associated with the development of fixed wireless technology. All prior results have been restated to reflect these changes.

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

Total assets for each segment include all assets, except inter-entity receivables. Deferred taxes, prepaid pension assets, and corporate-owned or leased real estate are generally held at the corporate level and therefore are included in the other and corporate group. Shared network assets are allocated to the segments and reallocated each January, based on the prior two years' volumes of minutes used.

Capital additions for each segment include additions to property, plant and equipment and other long-lived assets including licenses, investments, franchise costs and capitalized software.

                                                         AT&T Form 10-Q - Part I

BUSINESS SERVICES
                                          Three months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
External revenues................... $ 5,888      $ 5,680     $  208      3.6%
Internal revenues...................     395          207        188     91.4%
Total revenues......................   6,283        5,887        396      6.7%

EBIT................................   1,459        1,119        340     30.4%
EBITDA..............................   2,202        1,712        490     28.7%

OTHER ITEMS
Capital additions................... $ 1,603      $ 1,216     $  387     31.7%

                                           Six months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
External revenues................... $11,814      $11,238     $  576      5.1%
Internal revenues...................     683          428        255     59.7%
Total revenues......................  12,497       11,666        831      7.1%

EBIT................................   3,026        2,243        783     34.9%
EBITDA..............................   4,458        3,363      1,095     32.6%

OTHER ITEMS
Capital additions................... $ 2,495      $ 2,176     $  319     14.6%

                                    At June 30,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $22,394      $21,415     $  979      4.6%

REVENUES
Business services revenues increased 6.7% in the second quarter of 1999, and increased 7.1% for the first six months of 1999 compared with the prior year. The increase for the quarter was primarily driven by continued strength in data services and local voice services. The increase for the year-to-date period was primarily driven by data services, domestic long distance voice services and local voice services. Total calling volumes for both periods, including local services, increased about 25% over the prior year; excluding local services, volumes maintained a mid-teens growth rate for both periods.

Data services revenues increased by more than 20% for the quarter and year-to-date periods led by continued growth in frame relay and high-speed private line services partly due to continued customer demand for high-bandwidth (OC-X) capabilities. The data services growth was augmented by significant growth in IP services such as WorldNet and virtual private network services to business customers. Data growth was approximately 20% for the second quarter of 1999 compared with the prior year second quarter when adjusted for AT&T's frame relay service interruption in April 1998.

                                                         AT&T Form 10-Q - Part I

Long distance voice revenues grew at a low-single-digit rate for the second quarter and for the first six months of 1999. Strong volume increases were partially offset by a declining average price per minute. Average price per minute has been negatively impacted by the competitive forces within the industry which we expect to continue. In addition, price per minute has been negatively impacted by changes in product mix.

Local voice service revenues, which included domestic ACC revenues since its acquisition in April, 1998, grew over 45% in the second quarter and grew over 65% for the first half of 1999, compared with the corresponding prior year periods. AT&T's integrated business local operations, including AT&T Digital Link, added approximately 105 thousand access lines in the second quarter, bringing total access lines in service to approximately 868 thousand as of June 30, 1999. AT&T serves 26,723 buildings in 87 metropolitan statistical areas
(MSAs), up from 16,537 a year ago, with over 20% of the buildings on-net.

Internal revenues increased 91.4% and 59.7% for the three and six months ended June 30, 1999, respectively. The increases were due to higher sales of business long distance services to other AT&T units, primarily AT&T Solutions and wireless services, for resale to AT&T Solutions and wireless services customers.

EBIT/EBITDA
EBIT and EBITDA for business services increased to $1,459 million, or 30.4%, and to $2,202 million, or 28.7%, respectively, in the second quarter of 1999 compared with the year-ago quarter. EBIT and EBITDA for business services increased to $3,026 million, or 34.9%, and to $4,458 million, or 32.6%, respectively, for the first six months of 1999 compared with the prior year. The increases were due to revenue growth and associated margin improvement.

OTHER ITEMS
Capital additions for business services increased $387 million, or 31.7%, for the second quarter of 1999 compared with the second quarter of 1998. Capital additions increased $319 million, or 14.6%, for the first half of 1999 compared with the first half of 1998. The increase for both periods was primarily driven by the expansion of SONET, in support of data and IP, and business local, partially offset by lower capital spending on circuit switched equipment.

Total assets increased $979 million, or 4.6%, to $22,394 million at June 30, 1999, compared with December 31, 1998, primarily due to an increase in property, plant and equipment as a result of capital additions and increased accounts receivable associated with higher revenues.

CONSUMER SERVICES
                                           Three months
                                              ended
                                             June 30,                Change
Dollars in millions                      1999         1998         $        %
Revenues............................. $ 5,504      $ 5,695      $(191)    (3.4)%
EBIT.................................   1,851        1,540        311     20.2%
EBITDA...............................   2,062        1,715        347     20.3%

OTHER ITEMS
Capital additions.................... $   151      $    81      $  70     87.2%

                                                         AT&T Form 10-Q - Part I
                                            Six months
                                              ended
                                             June 30,                Change
Dollars in millions                      1999         1998         $        %
Revenues............................. $10,990      $11,375      $(385)    (3.4)%
EBIT.................................   3,717        2,845        872     30.7%
EBITDA...............................   4,142        3,196        946     29.6%

OTHER ITEMS
Capital additions.................... $   258      $   199      $  59     30.0%
                                     At June 30,   At Dec. 31,       Change
                                         1999         1998         $        %
Total assets......................... $ 6,687      $ 6,561      $ 126      1.9%

REVENUES
Consumer services revenues decreased 3.4% for both the three and six-month periods ended June 30, 1999, compared with the same periods last year. Excluding AT&T WorldNet services, revenues were down 3.9% and 3.8% for the three and six-month periods ended June 30, 1999, respectively, while long distance calling volumes declined at a mid-single-digit rate for both periods. These results reflect the competitive nature of the consumer long distance industry, and the continued impact of AT&T's strategy to migrate higher-usage customers to optional calling plans in order to optimize the customer base for future growth.

Two key elements of AT&T's strategy are to grow revenues through transaction services and to bundle services to attract and retain high usage customers. AT&T's transaction services continue to grow rapidly led by prepaid services, whose growth in the second quarter was enhanced by the acquisition of certain assets of SmarTalk TeleServices (SmartTalk). AT&T's bundled offer, AT&T Personal Network Service, offers long distance, wireless, calling card, and personal 800 services at a single rate per minute, plus WorldNet Internet access, all on one integrated bill. Personal Network has seen a positive response since
introduction   in  the  first  quarter  of  1999  and  now  has  nearly  250,000 subscribers.

Consumer WorldNet services revenues increased 55.0% in the second quarter of 1999 over the year-ago quarter to $76 million. Revenues increased 48.1% for the first half of 1999 to $141 million compared with the first half of 1998. AT&T WorldNet services now serves approximately 1.5 million residential subscribers, an increase of 45% from a year ago.

EBIT/EBITDA
EBIT and EBITDA for consumer services increased 20.2% and 20.3%, respectively, in the second quarter of 1999 compared with the second quarter of last year and increased 30.7% and 29.6%, respectively, for the first half of 1999 compared with the first half of last year. EBIT and EBITDA for consumer services excluding the first quarter gain on the sale of Language Line increased 25.3% and 24.8%, respectively, for the first half of 1999 over the same period last year. The increases for both the quarter and year-to-date periods excluding the gain on the sale of Language Line were driven primarily by lower negotiated settlement rates and cost reduction efforts, primarily in marketing spending.

OTHER ITEMS
Capital additions for consumer services increased $70 million, or 87.2%, for the second quarter of 1999 compared with the second quarter of 1998. The increase was primarily due to greater capital expenditures to expand AT&T's network infrastructure. Capital additions increased $59 million, or 30.0%, for the first half of 1999 compared with the first half of 1998. The increase was primarily due to increased capitalized software and greater capital expenditures to expand AT&T's network infrastructure.

Total assets increased $126 million, or 1.9%, to $6,687 million primarily associated with the purchase of SmartTalk in the first quarter.

                                                         AT&T Form 10-Q - Part I

WIRELESS SERVICES
                                          Three months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................ $ 1,878      $ 1,313      $  565    43.1%
EBIT................................      52          199        (147)  (73.7)%
EBITDA excluding other income.......     329          278          51    18.3%

OTHER ITEMS
Capital additions................... $   655      $   247      $  408   164.8%
                                           Six months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................ $ 3,440      $ 2,477      $  963    38.9%
EBIT................................      24          214        (190)  (88.7)%
EBITDA excluding other income.......     531          486          45     9.2%

OTHER ITEMS
Capital additions................... $   817      $   395      $  422   106.6%
                                    At June 30,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $21,388      $19,115      $2,273    11.9%

REVENUES
Wireless services revenues increased $565 million, or 43.1%, in the second quarter of 1999, and increased $963 million, or 38.9%, for the first half of 1999 compared with same periods last year. Wireless services 1999 results include Vanguard Cellular Systems (Vanguard) since its acquisition on May 3, 1999, and 1998 results include our messaging business until the sale date of October 2, 1998. Adjusted to exclude both Vanguard and our messaging business, revenues grew 42.4% and 41.3% for the three and six-month periods ended June 30, 1999, respectively, compared with the prior year periods. The growth for both periods was driven by the continued successful execution of AT&T's wireless strategy of targeting and retaining high-value subscribers, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. AT&T's Digital One Rate service leverages all of the elements of the wireless strategy and continues to generate significant revenue growth and contribute positively to EBITDA. The number of AT&T Digital One Rate service subscribers grew to nearly 1.5 million in the second quarter of 1999, with over 80% of the net additions representing new wireless customers for AT&T. In addition, during the quarter, AT&T introduced Group Calling for business, which offers simplicity and value with unlimited calling for a flat fee for "closed user groups".

AT&T continues to experience strong growth in wireless subscribers and net subscriber additions. Consolidated net additions increased 45.5% in the second quarter of 1999 versus the second quarter of 1998 to over 473 thousand, bringing consolidated subscribers, including approximately 700 thousand subscribers from our acquisition of Vanguard, to a total of approximately 8.8 million at June 30, 1999, up 35.4% from a year ago and up 15.9% from one quarter ago. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, exceeded 11 million in the second quarter.

                                                         AT&T Form 10-Q - Part I

AT&T's focus on high-value subscribers has helped generate rising usage by customers and increased quarterly average revenue per user (ARPU). ARPU across all of AT&T's wireless markets was $66.2 in the second quarter, an increase of 15.3% from the second quarter of 1998 and a 9.2% increase from the first quarter of 1999. This represents the third consecutive quarter ARPU has increased over the prior year.

We continue to rapidly migrate customers to digital service, generating more efficient use of the network while also reducing customer churn. At the end of the second quarter, 69.0% of AT&T's 8.8 million consolidated subscribers were on digital service, up from 45.2% one year ago and up from 67.3% one quarter ago.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was $52 million and $24 million for the three and six months ended June 30, 1999, respectively, representing decreases of 73.7% and 88.7% over the year ago periods. The EBIT decline for both periods was primarily due to increased costs from higher off-network roaming expenses, and increased customer acquisition costs associated with the high growth of subscriber additions. In addition, EBIT was also impacted by higher other income in 1998 due to the second quarter gain on the sale of SmarTone. EBITDA excluding other income was $329 million and $531 million, for the three and six months ended June 30, 1999, respectively, representing increases of 18.3% and 9.2% over the year ago periods. The improvement for both periods was the result of revenue growth, partially offset by increased costs from higher off-network roaming expenses and greater customer acquisition costs associated with the high growth of subscriber additions.

Off-network roaming expenses continued to negatively impact results, but have been favorably impacted as a result of aggressively capturing more minutes on the AT&T network as well as reducing intercarrier roaming rates. AT&T continues to address off-network usage through capital expansion, acquisitions and affiliate launches. Capital expansion is underway within existing and new markets, including Columbus, Ohio; Omaha, Nebraska; San Diego, California and certain Connecticut cities. In May 1999, AT&T completed it merger with Vanguard, adding more than 700 thousand subscribers and increasing AT&T's wireless coverage in suburban and rural markets in the Ohio Valley and Northeastern U.S. In addition, the announced acquisition of Honolulu Cellular closed on August 2, 1999. Partnership affiliations with Cincinnati Bell Wireless, Triton, Telecorp and Tritel further expand AT&T's Time Division Multiple Access (TDMA) footprint. Intercarrier roaming rates have also declined as a result of renegotiated roaming agreements and the deployment of Intelligent Roaming Database (IRDB) technology, which assists in identifying favorable roaming partners in areas not included in our wireless network.

OTHER ITEMS
Capital additions increased $408 million, or 164.8%, in the second quarter of 1999, compared with the second quarter of 1998. Capital additions increased $422 million, or 106.6% in the first half of 1999, compared with the first half of 1998. These increases were the result of additional spending to upgrade and increase capacity in existing markets.

Total assets increased $2,273 million, or 11.9%, to $21,388 million at June 30, 1999, from December 31, 1998. The increase was due primarily to increases in goodwill, property, plant and equipment and licensing costs associated with our acquisitions of Vanguard and Bakersfield Cellular. In addition, accounts receivable were higher partially attributable to increased revenues.

                                                         AT&T Form 10-Q - Part I

BROADBAND & INTERNET SERVICES
                                                         Date of
                                    Three months       acquisition
                                       ended             through
                                      June 30,           June 30,
Dollars in millions                     1999               1999
Revenues............................  $1,419            $ 1,902
EBIT................................    (475)            (1,121)
EBITDA excluding other income.......     266               (126)

OTHER ITEMS
Capital additions...................  $  838            $ 1,148

                                            At June 30,
                                               1999
Total assets........................         $42,837

REVENUES
Revenues were $1,419 million for the second quarter of 1999 and were $1,902 million from the date of acquisition of TCI through June 30, 1999.

Broadband & Internet services ended the second quarter of 1999 with 11.3 million basic cable customers and 1.4 million Digital Cable customers. The high-speed cable Internet service, AT&T@Home, had approximately 83,000 customers at the end of the second quarter, compared with 52,000 at the end of the first quarter.

Major markets served by AT&T's broadband network currently include Chicago, the San Francisco Bay Area, Seattle/Tacoma, Denver, Portland and Dallas, among others. AT&T continues to enhance and refine its broadband footprint through a series of recently announced transactions, including MediaOne, Comcast Corporation (Comcast), Lenfest Communications, Inc. (LCI), Cox Communications, Inc. as well as other affiliates.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $475 million for the second quarter of 1999 and a deficit of $1,121 million since acquisition in early March of 1999. EBITDA excluding other income was $266 million for the second quarter of 1999 and a deficit of $126 million since acquisition. Included in AB&IS results was a $594 million first quarter 1999 charge for in-process research and development and a second quarter 1999 charge of $50 million related to a contribution agreement entered into by TCI to satisfy certain liabilities of Phoenixstar.

OTHER ITEMS
Total assets were $42,837 million at June 30, 1999.

Capital additions were $838 million for the second quarter of 1999 and $1,148 million since the date of acquisition through June 30, 1999, comprised primarily of spending on cable distribution systems.

OTHER AND CORPORATE

                                          Three months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................     607          316        291     91.7%

EBIT................................      37       (3,010)     3,047    101.2%
EBITDA..............................     202       (2,903)     3,105    107.0%

OTHER ITEMS
Capital additions................... $   181      $   168    $    13      8.1%

                                                         AT&T Form 10-Q - Part I

                                           Six months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................     958          524        434     82.8%

EBIT................................    (430)      (3,344)     2,914     87.1%
EBITDA..............................    (140)      (3,108)     2,968     95.5%

OTHER ITEMS
Capital additions................... $   545      $   258    $   287    109.9%
                                    At June 30,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................ $16,646      $12,459    $ 4,187     33.6%

REVENUES
Revenues for the second quarter of 1999 excluding the impacts of the AGNS acquisition were $392 million, an increase of 23.8% from the same quarter a year ago. Revenues for the first half of 1999 excluding the impacts of the AGNS acquisition were $743 million, an increase of 41.7% compared with the first half of last year. Revenue growth for both periods was primarily driven by AT&T Solutions as a result of the continued strength of the outsourcing business. International operations and ventures also contributed to the revenue growth primarily due to an increase in reorigination and transit revenues. These increases were partially offset by an increase in the elimination of intercompany revenues. Additionally, revenue growth for the year-to-date period was partially offset by the sale of ASCC in March 1998.

The elimination of revenues and profit generated by the sale of services between business segments is primarily a result of the sale of business long distance services to other AT&T units. Revenues eliminated in the second quarter were $401 million, an increase of 85.2% from the second quarter of 1998 and were $697 million for the first six months of 1999, an increase of 40.6% over the same period last year. The increases over 1998 were primarily due to business services sales to AT&T Solutions and wireless services.

EBIT/EBITDA
EBIT and EBITDA were $37 million and $202 million for the second quarter of 1999, representing increases of 101.2% and 107.0%, respectively, over the second quarter of 1998. EBIT and EBITDA were deficits of $430 million and $140 million, respectively, for the first half of 1999 compared with deficits of $3,344 million and $3,108 million in the same period of 1998. Excluding restructuring and other charges for both periods and the second quarter 1999 gain on the sale of WOOD-TV and first quarter 1998 gains on the sales of ASCC and LIN-TV, EBIT was a deficit of $130 million and EBITDA was $35 million for the second quarter of 1999, an improvement of 51.6% and 122.6%, respectively, over the comparable prior year period. EBIT was a deficit of $460 million and EBITDA was a deficit of $170 million for the first half of 1999 on this same basis, an improvement of 31.2% and 60.8%, respectively, over the comparable prior year period. The improvements for both periods were primarily due to lower corporate expenses driven by cost cutting initiatives such as headcount reductions. Additionally, the year-to-date improvement was impacted by lower equity losses for international partnerships and ventures. The increases for both periods were partially offset by higher interest income in 1998.

                                                         AT&T Form 10-Q - Part I

OTHER ITEMS
Capital additions were essentially flat in the second quarter of 1999 compared with the second quarter of last year. Capital additions increased $287 million, or 109.9% for the first six months of 1999 compared with the first six months of 1998 primarily due to increased investments in nonconsolidated subsidiaries.

Total assets at June 30, 1999, were $16,646 million compared with $12,459 million at December 31, 1998, which represents a 33.6% increase. The increase was primarily due to goodwill associated with the acquisition of the IBM Global Network.

AT&T SOLUTIONS
AT&T Solutions is our outsourcing, network-management and professional-services business. AT&T Solutions is comprised of the Solutions outsourcing unit, the internal AT&T Information Technology Services unit, and the recently acquired portions of the IBM Global Network. During the second quarter, AT&T completed the US, Japan, Ireland, and UK portions of the IBM acquisition and renamed the unit AT&T Global Network Services (AGNS). The results of AT&T Solutions are included in the other and corporate group.

                                          Three months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $  663       $  254     $  409    161.3%
EBIT................................     (18)           5        (23)  (475.1)%
EBITDA..............................      95           73         22     29.4%

OTHER ITEMS
Capital additions...................  $   65       $   34     $   31     94.1%
                                           Six months
                                             ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $1,006       $  480     $  526    109.4%
EBIT................................      (7)          (4)        (3)   (66.4)%
EBITDA..............................     179          131         48     37.0%

OTHER ITEMS
Capital additions...................  $   76       $   57     $   19     34.3%
                                    At June 30,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................  $5,395       $1,023     $4,372    427.3%

REVENUES
AT&T Solutions grew revenues 161.3% for the second quarter of 1999 and 109.4% for the first six months of 1999 compared with the corresponding prior year periods. Excluding the impact of AGNS, revenues grew 49.8% for the quarter and 50.5% for the first six months of 1999. The growth for both periods was the result of continued strength in outsourcing services. In addition, AT&T Solutions manages AT&T's internal network infrastructure and generated approximately $423 million and $852 million in internal billings in the second quarter and for the first six months of 1999, respectively, which were recorded as a reduction to AT&T Solutions' expenses (cost recovery).

                                                         AT&T Form 10-Q - Part I

AT&T Solutions, with more than 30,000 clients, including IBM, CitiGroup, McGraw-Hill, Bank One, United Health Group, Textron, J.P. Morgan, Merrill Lynch, and MasterCard International, has the potential for more than $11 billion in outsourcing revenues over the life of the signed contracts. During the quarter, AT&T Solutions also added Safeco, American Century and Teachers Insurance and Annuity Association as clients.

EBIT/EBITDA
Excluding the impact of AGNS, EBIT and EBITDA were $10 million and $82 million for the second quarter of 1999, respectively, an improvement over $5 million and $73 million reported in the corresponding prior year quarter. EBIT and EBITDA were $21 million and $166 million on this basis for the first half of 1999, an improvement over a deficit of $4 million and a positive $131 million in the first half of 1998. The improvement for both periods was primarily due to revenue growth in the existing AT&T Solutions' outsourcing unit partially offset by higher expenses driven by the higher revenues.

OTHER ITEMS
Capital additions for the second quarter of 1999 were $65 million, an increase of 94.1% over the second quarter of 1998. Capital additions for the first six months of 1999 were $76 million, an increase of 34.3% over the corresponding prior year period. The increases were primarily due to the addition of client support equipment.

Total assets increased $4,372 million, or 427.3%, from December 31, 1998, due primarily to goodwill associated with the acquisition of the IBM Global Network.

INTERNATIONAL OPERATIONS AND VENTURES
International  operations and ventures include  consolidated  foreign operations such as AT&T Communications Services UK (Comms UK), ACC, transit and reorigination businesses and international online services. The equity earnings or losses of AT&T's nonconsolidated international joint ventures and alliances, such as Alestra in Mexico and AT&T Canada Corp. are also included. As of June 1, 1999, AT&T Canada Corp. completed its merger with MetroNet Communication Corp. (MetroNet), Canada's largest facilities-based competitive local exchange carrier
(CLEC). AT&T now owns 31% of the combined company, AT&T Canada, and continues to account for its ownership as an equity investment. These results do not include bilateral international long distance traffic, which is reflected in business services and consumer services, as appropriate. The results of international operations and ventures are included in the other and corporate group.

                                         Three months
                                            ended
                                           June 30,                 Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $  333       $  272       $ 61     22.2%
EBIT................................      60          (63)       123    195.7%
EBITDA..............................      79          (42)       121    287.1%

OTHER ITEMS
Capital additions...................  $   42       $   34       $  8     21.8%

                                                         AT&T Form 10-Q - Part I
                                           Six months
                                              ended
                                            June 30,                Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $  625       $  451       $174     38.7%
EBIT................................    (189)        (126)       (63)   (49.8)%
EBITDA..............................    (151)         (88)       (63)   (71.8)%

OTHER ITEMS
Capital additions...................  $  357       $   65       $292    454.4%
                                    At June 30,   At Dec. 31,       Change
                                        1999         1998         $        %
Total assets........................  $2,599       $1,915       $684     35.8%

REVENUES
Revenues grew 22.2% in the second quarter of 1999 to $333 million and grew 38.7% to $625 million in the first six months of 1999 compared with the respective prior year periods. Revenue growth for both periods was led by reorigination and transit/interconnection due to increased demand and the addition of new traffic routes. The growth for the year-to-date period was also impacted by improvements in frame relay and wholesale growth, and the purchase of ACC in April 1998.

EBIT/EBITDA
EBIT and EBITDA improved in the second quarter of 1999 by $123 million and $121 million, respectively, compared with the corresponding prior year periods due primarily to a net gain related to the exit of certain joint ventures that would have competed directly with the global venture AT&T is forming with BT. Excluding the net gain, EBIT and EBITDA improved in the second quarter of 1999 by $55 million and $53 million, respectively, due primarily to improving financial performance in our nonconsolidated ventures and alliances, strong revenues and volume growth in reorigination and transit/interconnect services and cost reduction efforts.

EBIT and EBITDA each declined in the first half of 1999 by $63 million to deficits of $189 million and $151 million, respectively. The declines were due primarily to the 1999 net charge related to the exit of joint ventures that would have competed directly with the global venture AT&T is forming with BT. Excluding the charges, EBIT and EBITDA improved during the period by $65 million each, due primarily to improving financial performance in ventures and alliances, strong revenues and volume growth in reorigination and transit/interconnect services, improved performance in the frame relay and wholesale arenas and cost reduction efforts.

OTHER ITEMS
Capital additions were essentially flat for the second quarter of 1999 and increased $292 million for the first six months of 1999, compared with the same periods last year. The increases were primarily due to increased investments in nonconsolidated subsidiaries.

Total assets were $2,599 million at June 30, 1999, compared with $1,915 million at December 31, 1998. The increase was primarily driven by an increase in goodwill due to our investment in AT&T Canada, additional investments in consolidated subsidiaries and a higher cash balance associated with the gain on sale of non-strategic investments in the second quarter.

                                                         AT&T Form 10-Q - Part I

LIBERTY MEDIA GROUP RESULTS
Liberty Media Group produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. Liberty Media Group is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Although Liberty Media Group is wholly owned by AT&T, it is accounted for as an equity investment in the accompanying consolidated financial statements since AT&T does not have a controlling financial interest in Liberty Media Group. Equity losses from Liberty Media Group were $543 million for the second quarter of 1999 and $601 million for the period from the date of acquisition through June 30, 1999.

LIQUIDITY
                                                        Six months
                                                          ended
                                                         June 30,
Dollars in Millions                                   1999      1998
CASH FLOW OF CONTINUING OPERATIONS:
  Provided by operating activities..............  $  3,401   $ 4,032
  (Used in) provided by investing activities....   (16,390)    8,428
  Provided by (used in) financing activities....    10,247    (5,025)

EBITDA* ........................................   $ 8,688   $ 4,187

         * Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first six months of 1999 includes restructuring and other charges, net of $702 million, a $153 million pretax gain on the sale of Language Line and an $88 million pretax gain on the sale of WOOD-TV. EBITDA for the first six months of 1998 includes restructuring and other charges, net of $3,344 million, pretax gains from the sales of ASCC of $350 million, LIN-TV of $317 million and SmarTone of $103 million. EBITDA excludes the results of Liberty Media Group.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 1999, was $3,401 million. This represents a decrease of $631 million compared with the first six months of 1998. The decrease was driven primarily by an increase in the 1999 tax payments of approximately $1.4 billion primarily related to the gain on the sale of UCS and an increase in accounts receivable, partially offset by an increase in operating net income excluding depreciation and amortization.

AT&T's investing activities resulted in a net use of cash of $16,390 million in the first half of 1999 compared with a net source of cash of $8,428 million in the first half of 1998. During the first six months of 1999, AT&T transferred $5.5 billion of cash to Liberty Media Group, used $5.1 billion for capital expenditures, purchased portions of the IBM Global Network for $4.2 billion and loaned $1.5 billion to MediaOne to pay termination fees to Comcast. During the first half of 1998, we received $5.7 billion as a settlement of a receivable in conjunction with the sale of UCS as well as $3.5 billion in proceeds from the sale. We also received a total of $1.6 billion in proceeds from the sales of LIN-TV, ASCC and SmarTone in the first half of 1998. Our capital spending of $3.4 billion was the primary use of cash in the first six months of 1998.

                                                         AT&T Form 10-Q - Part I

During the first half of 1999, the net cash provided by financing activities was $10,247 million compared with cash used in financing activities of $5,025 million in the first half of 1998. During the first half of 1999, AT&T received $7.9 billion of cash from a March 1999 bond issuance, $5.0 billion from the issuance of convertible securities and warrants to Microsoft Corporation (Microsoft) and $3.3 billion from the issuance of commercial paper. From this, $3.9 billion was used to fund the share repurchase program, $2.0 billion was used to retire commercial paper and other short-term debt and $1.3 billion was used to pay dividends on common stock. In the first half of 1998, cash used in financing activities was largely attributable to the pay down of commercial paper.

EBITDA is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA increased $4,501 million, or 107.5%, for the six months ended June 30, 1999, compared with the same period in 1998. Excluding AB&IS, AGNS, the restructuring and other charges, and gains on sales of businesses in 1999 and 1998, EBITDA increased 31.3% to $8,875 million in the first six months of 1999 from $6,761 million for the first six months of 1998. The increase was primarily due to increased revenues in business services and cost reductions in consumer services and corporate overhead.

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

FINANCIAL CONDITION
Total assets increased $85,688 million, or 143.9%, to $145,238 million at June 30, 1999, compared with December 31, 1998. The increase in total assets was due primarily to our acquisition of TCI, which resulted in an investment in Liberty Media Group of $35 billion, increased goodwill, and an increase in other investments including Cablevision, Excite@Home and Lenfest Communications, Inc. The acquisition of TCI also resulted in the addition of over $6 billion to property, plant and equipment. Other assets also increased by $1.5 million representing the Comcast break-up fee loaned to MediaOne by AT&T. In addition, we recognized goodwill related to our acquisition of the IBM Global Network. These increases were partially offset by a net decrease in cash, which was used to partially fund the first quarter share repurchase, capital expenditures during the period and the acquisition of the IBM Global Network.

Total liabilities increased $29,070 million, or 85.7%, to $62,989 million at June 30, 1999, compared with December 31, 1998. The increase was due primarily to the acquisition of TCI, particularly debt and deferred income taxes, an $8.0 billion bond offering and the issuance of commercial paper.

In addition, AT&T issued $5.0 billion of quarterly convertible income preferred securities (recorded net of a $0.3 million discount) to Microsoft.

                                                         AT&T Form 10-Q - Part I

Total shareowners' equity increased $47,966 million, or 187.9%, to $73,488 million at June 30, 1999, compared with December 31, 1998. The increase was due primarily to the issuance of shares related to the TCI acquisition, partially offset by shares repurchased.

AT&T Group's ratio of total debt to total capital at June 30, 1999, was 41.9% compared with 20.9% at December 31, 1998. Equity includes the $5 billion convertible securities issued to Microsoft and debt includes $1.7 billion of non-convertible securities issued by TCI's subsidiary trusts. The increase was primarily driven by an increase in debt associated with the TCI merger and an $8 billion bond issuance in March 1999, partially offset by a higher equity base. AT&T Group's net debt-to-operational EBITDA was 1.65X at June 30, 1999, compared with 0.24X at December 31, 1998.

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

Assuming a 10% downward shift in interest rates at June 30, 1999, the potential loss for changes in fair value of unhedged debt would have been $1.0 billion.

AT&T has a $20 billion commitment from multiple lenders with credit agreements to be finalized upon consummation of the proposed merger with the MediaOne Group.

RECENT PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. " Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T this means that the standard must be adopted no later than January 1, 2001. Management does not expect the adoption of this standard to have a material impact on AT&T's results of operations, financial position or cash flows.

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

                                                         AT&T Form 10-Q - Part I

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

As of June 30, 1999, AT&T's network services (excluding recently completed acquisitions) are year 2000 compliant. This means they have been assessed for year 2000 impacts, repaired if necessary, tested and fully deployed. For all other systems encompassed in our Y2K program, AT&T anticipates completion of all phases by the third quarter of 1999, which is an extension of our previous time frame due primarily due to the impact of acquisitions and vendor delays in delivering Y2K-compliant software/hardware. The status of TCI's Y2K program is discussed separately from the existing AT&T program. All targets cited herein also exclude information regarding pending acquisitions, whose programs are still being evaluated and planned for integration into the overall AT&T Y2K program.

Program Status
AT&T now has over 3,500 applications that (1) directly support AT&T's voice and data telecommunications services (including wired and wireless); (2) are critical to the provisioning, administration, maintenance and customer service/support related to our telecommunications services; and (3) support our sales and marketing organizations, other AT&T services and internal administrative functions. These applications represent over 380 million lines of code. As of June 30, 1999, AT&T has completed 100% of the assessment and repair and about 98% of the application testing. The certification and deployment of these applications is targeted for completion in the third quarter of 1999.

With respect to external (third-party) interface assessment, formal letters were sent to about 2,000 domestic telecommunications companies and international telecommunications authorities to request information on their Y2K plans and targets for compliance. We have identified over 1,000 different types of third-party interfaces and about 10,000 total instances of those types. As of June 30, 1999, AT&T has assessed approximately 99% of third-party interface types, and approximately 98% are Y2K compliant. We expect to be 100% complete with Y2K certification of external interfaces in the third quarter of 1999.

The AT&T network is critical to providing top-quality, reliable service to AT&T customers. At June 30, 1999, the assessment, repair and certification phases of the operation-support systems (OS) were 100% complete and these systems are now fully deployed. In addition to the AT&T-developed applications supporting the network, AT&T has inventoried about 2,000 unique types (manufactured/model combinations) externally purchased network elements (NE) including switches, routers, network-control points and signal-transfer points. Additional Y2K testing is conducted to independently verify supplier claims of compliance. All of the NEs are now certified. After OS/NE certification is complete, AT&T performs integration testing to verify Y2K certification of NEs in conjunction with the associated OS applications. Such integration testing is 100% completed as of June 30, 1999, and all of the NEs are fully deployed.

                                                         AT&T Form 10-Q - Part I

The IT infrastructure category addresses not only the computing platforms that are critical to the AT&T-developed applications, but also the common modules, communications protocols, the internal AT&T wide-area and local-area networks, desktop hardware/software and the internal voice network. As of June 30, 1999, AT&T was approximately 96% compliant in computing platforms, about 94% compliant in desktops, approximately 98% compliant in voice systems and adjuncts, and about 99% compliant in data networks. AT&T anticipates completion of IT infrastructure certification by the third quarter of 1999.

The non-IT infrastructure focuses on the energy- and environment-management systems that are critical to various computer systems, as well as safety, security and operations. This aspect of the Y2K program encompasses more than 9,000 sites, as well as about 7,000 wireless cell sites. As of June 30, 1999, approximately 98% of all sites completed inventory and about 94% are assessed and compliant (or not impacted). AT&T has targeted 100% site compliance by the third quarter of 1999.

In addition, AT&T is continuing network interoperability tests with a variety of domestic and international testing partners. These tests are designed to exercise the network across a range of our vendors, and across a range of AT&T voice, private line, and data services. We are also testing with key customer and industry segments, including the financial community, insurance, transportation, manufacturing and others. All test results to date have been positive.

Similar to AT&T's Y2K program, the TCI program has a four-phased approach to determining the readiness of systems for Y2K, namely; assessment, remediation, testing and implementation. We anticipate substantial completion of all phases of TCI's program by the third quarter of 1999. TCI is also continuing its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

CostsWe have expended approximately $600 million since inception in 1997 on all phases of the Y2K project. This figure includes approximately $98 million of costs incurred during the second quarter of 1999, of which approximately $14 million represented capital spending for upgrading and replacing non-compliant computer systems and network components. Less than half of the 1999 costs represent internal IT resources that have been redeployed from other projects and are expected to return to these projects upon completion of the Y2K project. We anticipate remaining Y2K costs for 1999, inclusive of approximately $69 million projected expenditures associated with completing the TCI program, will be approximately $156 million. This projection includes approximately $50 million of capitalized costs.

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

                                                         AT&T Form 10-Q - Part I

Contingency Plans
AT&T's contingency planning program focuses on 38 critical business processes and many more that are designated as "important" or "support". The plans address all facets of business continuity, including key suppliers, systems/applications, IT infrastructure and work centers. Specific examples of AT&T's contingency plan initiatives include the following:

Plans are under way to engineer additional network capacity and to position AT&T personnel on site at critical locations to monitor operations and manage increases in work and call volumes.

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

Risk Management
In addition to the contingency planning program, AT&T has implemented an Independent Verification and Validation program for applications to validate the quality of application remediation and testing, as well as the continuing compliance of systems put back into production. We also continue to conduct independent audits across critical areas of the Y2K program.

OTHER MATTERS
On April 30, 1999,  AT&T  completed its  acquisition  of the IBM Global  Network
(IGN) business and its assets in the United States. The acquisition is occurring in phases throughout 1999 as legal and regulatory requirements are met in each of the 59 countries in which the business operates. In June of 1999, the acquisitions of the IGN business in Japan, the United Kingdom and Ireland were completed. The acquisition has been accounted for as a purchase. Accordingly, the operating results of the IGN business have been included in the accompanying consolidated financial statements since the date of acquisition. Intangible assets of approximately $3.9 billion including customer lists and the excess of the purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over periods ranging from five-30 years. The pro forma impact of the IGN business results on historical AT&T results are not material.

On May 3, 1999, AT&T closed the previously announced merger with Vanguard Cellular Systems, Inc. (Vanguard). Consummation of the merger resulted in the issuance of approximately 12.6 million AT&T shares and payment of $485 million in cash. In addition, Vanguard had approximately $550 million in debt, which was subsequently repaid by AT&T. The merger with Vanguard was recorded as a purchase. Accordingly the operating results of Vanguard have been included in the accompanying consolidated financial statements since the date of acquisition. The pro forma impact of Vanguard results on historical AT&T results are not material.

                                                         AT&T Form 10-Q - Part I

On June 1, 1999, AT&T Canada completed the announced merger with MetroNet Communications Corp. (MetroNet), Canada's largest facilities-based competitive local exchange carrier (CLEC). The combined companies were renamed AT&T Canada. AT&T owns a 31% stake in the merged entity, which maintains a national network to provide Canadian business customers with local and long distance voice, data, Internet and electronic commerce services as well as wireless services through Rogers Cantel AT&T.

On June 7, 1999, AT&T signed a definitive agreement with Cox Communications, Inc. (Cox) whereby Cox will exchange its AT&T stock for cable television systems that serve approximately 495,000 customers as well as certain other consideration, including cash. Based on the closing price of AT&T stock when the agreement was announced, the transaction is valued at approximately $2.8 billion. The agreement has been approved by the boards of both companies and will be subject to necessary government and regulatory approvals.

On June 29, 1999, the previously announced global venture between AT&T and British Telecommunications plc (BT) received approval from the U.S. Justice Department. The venture has already received approval from the European
Commission. The global venture will combine the transborder assets and operations of each company. The venture will be equally owned by both companies when it begins operations. The receipt of certain additional regulatory approvals is required and the venture is expected to be completed in the second half of 1999.

On May 28, 1999, At Home Corporation consummated a merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, At Home Corporation issued approximately 116 million shares of its common stock (as adjusted for a June 1999 stock split) for all of the outstanding common stock of Excite based on an exchange ratio of 2.083804 shares of At Home Corporation's common stock (as adjusted for a June 1999 stock split) for each share of Excite's common stock. As a result of the merger, AT&T's economic interest in At Home Corporation (Excite@Home) decreased from 38.8% to 26.5%. Due to the resulting increase in Excite@Home's equity, net of the dilution of AT&T's ownership interest in Exite@Home, AT&T recorded a $466 million increase to additional paid in capital. At June 30, 1999, AT&T owned 63,720,000 shares of Excite@Home Class A common stock (as adjusted for a June 1999 stock split) and has an approximate 58% voting interest on certain matters. During the second quarter of 1999, the stockholders of Excite@Home approved certain changes in the corporate governance of Excite@Home. As a result of these changes, management has concluded that AT&T no longer holds a controlling financial interest in Excite@Home and, accordingly, during the second quarter of 1999, AT&T ceased to consolidate Excite@Home and began to account for Excite@Home using the equity method of accounting. The effect of this deconsolidation was immaterial to the consolidated financial statements of AT&T.

SUBSEQUENT EVENTS

On August 2, 1999, AT&T completed its acquisition of Honolulu Cellular Telephone Company from BellSouth.

On August 5, 1999, AT&T and BT announced that they will jointly acquire a 33% stake in Rogers Cantel Mobile Communications Inc. (Rogers Cantel) for approximately $934 million in cash. The investment will be owned equally by AT&T and BT. AT&T and BT also announced that BT will acquired 30% of AT&T's 31% ownership interest in AT&T Canada for approximately $402 million. In addition, Rogers Cantel and AT&T Canada will accelerate the bundling and joint marketing of wired and wireless services for Canadian business customers. The closing of these transactions is expected to take place in late August 1999.

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION

Item 2(c).  Changes in Securities and Use of Proceeds.
On June 16, 1999, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, the company sold to Microsoft Corporation for an aggregate price of $5 billion newly issued AT&T convertible trust preferred securities with an aggregate face amount of $5 billion and warrants to purchase 40 million shares of AT&T common stock.

The convertible trust preferred securities bear interest at a rate of 5% per annum, payable quarterly, are convertible into 66.7 million shares of AT&T common stock, which is equivalent to a conversion price of $75 per share, have a maturity of 30 years, and the conversion feature can be terminated, under certain conditions, after three years. The warrants will be exercisable in three years to purchase 40 million AT&T common shares at $75 per share. Alternatively, the warrants are exercisable on a cashless basis.

There were no underwriting discounts or commissions. The company intends to use the proceeds to fund working capital and capital expenditures.

Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of the shareholders of the registrant was held on May 19, 1999.

(b)      Election of Directors*
                                                              Votes
                                                           (Millions)

Nominee                                   For               Withheld

C. Michael Armstrong                     1,855                 18
Kenneth T. Derr                          1,855                 18
M. Kathryn Eickhoff                      1,855                 19
Walter Y. Elisha                         1,854                 19
George M. C. Fisher                      1,855                 18
Donald V. Fites                          1,855                 19
Ralph S. Larsen                          1,855                 18
John C. Malone                           1,855                 19
Donald F. McHenry                        1,854                 19
Michael I. Sovern                        1,854                 19
Sanford I. Weill                         1,855                 18
Thomas H. Wyman                          1,854                 19
John D. Zeglis                           1,855                 18

*In July 1999, Amos B. Hostetter, Jr. was elected as a member of the board of directors.

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated March 25, 1999.

(i)      Ratification of Auditors
                                     For         Against       Abstain

Ratification of the firm            1,861           4             8
of PricewaterhouseCoopers LLP      (99.75%)      (.25%)
as the independent auditors
to audit the registrant's
financial statements for
the year 1999.(*)

                                                        AT&T Form 10-Q - Part II

(ii)     Directors Proposals
                                                                   Broker
                               For        Against     Abstain     Non-Votes

That the Shareholders         1,322         240          18          292
approve the amendment to     (56.23%)    (10.28%)      (.80%)
the 1997 Long-Term
Incentive Plan.(**)

 *Percentages  are based on the total  common  shares  voted.  Approval  of this proposal required a majority of the common shares voted.
**Percentages are based on total number of outstanding  common shares.  Approval of this proposal required a majority of the outstanding common shares.
(iii) Shareholder Proposals**
                                                                   Broker
                               For        Against     Abstain     Non-Votes

That the company               114        1,427          40          292
establish a cap on            (7.50%)    (92.50%)
CEO compensation.(*)

*Percentages are based on the total common shares voted. Approval of this proposal required a majority of the common shares voted.

**A second shareholder proposal requiring the board to take necessary steps to change the Annual Meeting date to the third Wednesday of April was included in the company's proxy statement but was not submitted at the meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

                      99.1 Liberty Media Group Financial Results for the Quarter and Year-to-Date Periods Ended
                               June 30, 1999

                      99.2 Tele-Communications, Inc. Financial Results for the Quarter and Year-to-Date Periods Ended
                               June 30, 1999

                      99.3 AT&T Unaudited Pro-Forma Condensed Financial Information for the Year Ended December 31, 1998

(b)           Reports on Form 8-K

              Form 8-K dated May 3, 1999, was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Form 8-K dated May 7, 1999, was filed pursuant to Item 5 and Item 7.

                                                        AT&T Form 10-Q - Part II

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




                                   AT&T Corp.



                                   /s/  N. S. Cyprus
                                   ------------------------------
                                   By:  N. S. Cyprus
                                        Vice President and Controller
                                       (Principal Accounting Officer)



Date:  August 12, 1999

                                                        AT&T Form 10-Q - Part II

                                  Exhibit Index


Exhibit
Number



12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule

99.1 Liberty Media Group Financial Results for the Quarter and Year-to-Date Periods Ended
                               June 30, 1999

99.2 Tele-Communications, Inc. Financial Results for the Quarter and Year-to-Date Periods Ended
                               June 30, 1999

99.3 AT&T Unaudited Pro-Forma Condensed Financial Information for the Year Ended December 31, 1998