Form 10-Q
period 1999-09-30
AT&T CORP
filed 1999-11-15
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


At October 31, 1999, the following shares of stock were outstanding:

         AT&T common stock - 3,195,346,865 shares
         Liberty Media Group Class A tracking stock - 1,156,753,606 shares Liberty Media Group Class B tracking stock - 108,421,114 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
                                                 1999     1998     1999     1998
Revenues...................................   $16,270  $13,653  $46,057  $39,695

Operating Expenses
Access and other interconnection...........     3,654    3,819   11,054   11,649
Network and other communications services..     3,869    2,648   10,515    7,746
Amortization of goodwill, franchise costs
 and other purchased intangibles...........       358       62      900      188
Depreciation and other amortization........     1,558    1,139    4,408    3,213
Selling, general and administrative........     3,442    3,146   10,060    9,771
Restructuring and other charges, net.......         -     (517)     702    2,827
Total operating expenses...................    12,881   10,297   37,639   35,394

Operating income ..........................     3,389    3,356    8,418    4,301

Equity losses from Liberty Media Group.....       217        -      818        -
Other income (expense).....................      (409)     156     (334)   1,169
Interest expense...........................       459      114    1,108      322
Income from continuing operations
 before income taxes.......................     2,304    3,398    6,158    5,148
Provision for income taxes.................       888    1,275    2,679    1,901
Income from continuing operations..........     1,416    2,123    3,479    3,247
Income from discontinued operations
 (net of taxes of $6)......................         -        -        -       10
Gain on sale of discontinued operations
 (net of taxes of $799)....................         -        -        -    1,290
Income before extraordinary loss ..........     1,416    2,123    3,479    4,547
Extraordinary loss (net of taxes of $80)...         -      137        -      137

Net income.................................   $ 1,416  $ 1,986  $ 3,479  $ 4,410

Per AT&T common share - basic:
 Income from continuing operations.........   $  0.51  $  0.79 $   1.41  $  1.21
 Income from discontinued
operations.......                                   -        -        -        -
 Gain on sale of discontinued operations...         -        -        -     0.48
 Extraordinary loss........................         -     0.05        -     0.05
 Net income................................   $  0.51  $  0.74  $  1.41  $  1.64

Per AT&T common share - diluted:
 Income from continuing operations.........   $  0.50  $  0.78  $  1.39  $  1.20
 Income from discontinued operations.......         -        -        -        -
 Gain on sale of discontinued operations...         -        -        -     0.47
 Extraordinary loss........................         -     0.05        -     0.05
 Net income................................   $  0.50  $  0.73  $  1.39  $  1.62

Dividends declared per AT&T common share...   $  0.22  $  0.22  $  0.66  $  0.66

Liberty Media Group loss per share:
 Basic and diluted.........................   $  0.17  $     -  $  0.65  $     -


              See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)
                                                    September 30,   December 31,
                                                           1999           1998
ASSETS

Cash and cash equivalents ...........................  $      -        $ 3,160

Receivables, less allowances of $1,488 and $1,060....    10,629          9,055

Deferred income taxes................................     1,638          1,310

Other current assets.................................       773            593

TOTAL CURRENT ASSETS.................................    13,040         14,118

Property, plant and equipment, net of accumulated
  depreciation of $28,886 and $25,374................    36,475         26,903

Franchise costs, net of accumulated amortization
  of $509............................................    32,122              -

Licensing costs, net of accumulated amortization
  of $1,430 and $1,266...............................     8,353          7,948

Goodwill, net of accumulated amortization of
  $304 and $226......................................     7,214          2,205

Investment in Liberty Media Group and related
  receivables, net...................................    35,519              -

Other investments....................................    20,211          4,434

Prepaid pension costs................................     2,364          2,074

Other assets.........................................     6,508          1,868

TOTAL ASSETS.........................................  $161,806        $59,550

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                       CONSOLIDATED BALANCE SHEETS (CONT'D)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)
                                                    September 30,   December 31,
                                                           1999         1998
LIABILITIES

Accounts payable.....................................  $  5,915      $ 6,226
Payroll and benefit-related liabilities..............     2,278        1,986
Debt maturing within one year........................     8,856        1,171
Dividends payable....................................       703          581
Other current liabilities............................     5,763        5,478

TOTAL CURRENT LIABILITIES............................    23,515       15,442

Long-term debt.......................................    22,073        5,556
Long-term benefit-related liabilities................     4,248        4,255
Deferred income taxes................................    24,708        5,453
Other long-term liabilities and deferred credits.....     3,752        3,213

TOTAL LIABILITIES ...................................    78,296       33,919

Minority Interest in Equity of Consolidated
  Subsidiaries.......................................     2,401          109

Company-Obligated Convertible Quarterly Income
  Preferred Securities of Subsidiary Trust Holding
  Solely Subordinated Debt Securities of AT&T........     4,697            -

Subsidiary-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts Holding Solely
  Subordinated Debt Securities of an AT&T
  Subsidiary.........................................     1,649            -

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value,  authorized
  6,000,000,000  shares;  issued and outstanding
  3,195,633,438  shares  (net of  287,528,136  treasury
  shares) at September  30,  1999 and  2,630,391,784
  shares (net of  80,222,341 treasury shares) at
  December 31, 1998..................................     3,196        2,630
Liberty Media Group Class A Tracking Stock, $1 par
  value, authorized 2,500,000,000 shares; issued
  and outstanding 1,156,751,950 shares at
  September 30, 1999.................................     1,157            -
Liberty Media Group Class B Tracking Stock, $1 par
  value, authorized 250,000,000 shares; issued
  and outstanding 108,421,708 shares at
  September 30, 1999.................................       108            -
Additional Paid-in Capital:
  AT&T Common Stock..................................    27,506       15,195
  Liberty Media Group Stock..........................    32,663            -
Guaranteed ESOP obligation...........................       (17)         (44)
Retained Earnings (Accumulated Deficit):
  AT&T Common Stock..................................     8,409        7,800
  Liberty Media Group Stock..........................      (818)           -
Accumulated other comprehensive income...............     2,559          (59)
TOTAL SHAREOWNERS' EQUITY............................    74,763       25,522

TOTAL LIABILITIES & SHAREOWNERS' EQUITY..............  $161,806      $59,550

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

Consolidated Statement of Shareowners' Equity                                                         (Dollars in Millions)
For the nine months ended September 30, 1999  (Unaudited)
                                                                                                  Accumulated   Total  Total
                                                       Additional      Guaranteed                  Other Comp-  Share- Compre-
                                                         Paid-in           ESOP       Retained      rehensive  owners  hensive
                          Common Shares                 Capital         Obligation    Earnings         Income  Equity  Income
                    AT&T     Liberty      Liberty     AT&T     Liberty             AT&T     Liberty
                   Common  Media Group  Media Group  Common  Media Group          Common  Media Group
                    Stock    Class A      Class B     Stock     Stock              Stock     Stock
                            Tracking     Tracking
                             Stock        Stock
Balance at
 Jan. 1, 1999      $2,630       -            -      15,195         -      (44)    7,800         -      (59)  $25,522
Shares issued
 (acquired), net:
   For employee plans   -       -            -          37         -        -         -         -        -        37
   For acquisitions*  565   1,140          110      11,359    32,265        -         -         -        -    45,439
   Other                1      17           (2)          -       339                                             355
Common stock warrants
 issued                 -       -            -         306         -        -         -         -        -       306
Gain on issuance of
 common stock by
 affiliates             -       -            -         484        50        -         -         -        -       534
Amortization            -       -            -           -         -       27         -         -        -        27
Net income (loss)       -       -            -           -         -        -     4,297      (818)       -     3,479  $3,479
Dividends
 declared               -       -            -           -         -        -    (2,104)        -        -    (2,104)
Treasury shares
 issued at less
 than cost              -       -            -           -         -        -    (1,584)        -        -    (1,584)
Other                   -       -            -         125         9        -         -         -                134
Other
 comprehensive
 income (net of
 taxes of $1,695)**     -       -            -           -         -        -         -         -    2,618     2,618   2,618
Balance at September
 30, 1999          $3,196   1,157          108      27,506    32,663      (17)    8,409      (818)   2,559   $74,763  $6,097

    * AT&T accounts for treasury stock as retired stock, and at September 30, 1999, had 288 million treasury shares of which 216 million shares were owned by Tele-Communications, Inc. (TCI) subsidiaries and 70 million shares related to the purchase of AT&T shares previously held by Liberty Media Group. ** Includes $2,408 ($3,974 pretax) of other comprehensive income for Liberty Media Group.

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

Consolidated Statement of Shareowners' Equity (Dollars in Millions) For the nine months ended September 30, 1998 (Unaudited)

                                     AT&T         AT&T                      Accumulated
                        AT&T      Additional   Guaranteed       AT&T           Other          Total         Total
                       Common      Paid-in        ESOP        Retained     Comprehensive   Shareowners'  Comprehensive
                        Stock       Capital     Obligation    Earnings         Income         Equity        Income
Balance at
 Jan. 1, 1998          $2,684       17,121        (70)          3,981            (38)        $23,678
Shares issued
 (acquired), net:
  For employee plans        3           65          -               -              -              68
  For acquisition         (56)      (2,110)         -               -              -          (2,166)
Amortization                -            -         26               -              -              26
Net income                  -            -          -           4,410              -           4,410        $4,410
Dividends
 declared                   -            -          -          (1,651)             -          (1,651)
Treasury shares
 issued at less
 than cost                  -            -          -            (289)             -            (289)
Other changes               -           94          -              21              -             115
Other
 comprehensive
 income (net of
 taxes of $57)              -            -          -               -            (28)            (28)          (28)
Balance at September
 30, 1998              $2,631       15,170        (44)          6,472            (66)        $24,163        $4,382

    See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1999      1998
Operating Activities
Net income...................................  $ 3,479   $ 4,410
Deduct: Income from discontinued
          operations.........................        -        10
        Gain on sale of discontinued
          operations.........................        -     1,290
Add:    Extraordinary loss on retirement
          of debt............................        -       137
Income from continuing operations............    3,479     3,247
Adjustments to reconcile net income to
  net cash provided by operating
  activities of continuing operations:
   Restructuring and other charges, net......      581     2,732
   Gains on sales............................     (351)     (770)
   Depreciation and amortization.............    5,308     3,401
   Provision for uncollectibles..............    1,077     1,050
   Equity losses from Liberty Media Group....      818         -
   Increase in accounts receivable...........   (2,529)   (1,414)
   Decrease in accounts payable..............     (318)     (366)
   Net decrease in other operating assets
     and liabilities.........................   (1,535)      (78)
 Other adjustments...........................      707      (804)

Net cash provided by operating
  activities of continuing operations........    7,237     6,998

Investing Activities
  Capital expenditures.......................   (8,770)   (5,136)
  Proceeds from sale or disposal of
    property, plant and equipment............      192        56
  Decrease in other receivables..............       11     6,403
  Net dispositions (acquisitions) of
    licenses.................................        1       (53)
  Sales of marketable securities.............        -     2,003
  Purchases of marketable securities.........        -    (1,696)
  Equity investment distributions and sales..      936     1,272
  Equity investment contributions and
    purchases................................   (6,878)      (86)
  (Acquisitions) dispositions of businesses
    including cash acquired in acquisitions..   (6,830)    4,119
  Other investing activities, net............      (15)      (74)

Net cash (used in) provided by investing
  activities of continuing operations........  (21,353)    6,808

                                    (CONT'D)

                                                         AT&T Form 10-Q - Part I

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)
                                                   For the Nine
                                                   Months Ended
                                                   September 30,
                                                  1999      1998
Financing Activities
  Proceeds from long-term debt issuance.....     8,396        17
  Retirements of long-term debt.............    (2,124)   (2,230)
  Issuance of convertible securities........     4,638         -
  Issuance of common shares.................         -        32
  Acquisition of treasury shares............    (4,476)   (3,235)
  Dividends paid on common stocks...........    (2,009)   (1,608)
Increase (decrease) in short-term
    borrowings, net.........................     6,313    (3,030)
  Other financing activities, net...........       218        28

Net cash provided by (used in) financing
  activities of continuing operations.......    10,956   (10,026)

Net cash provided by discontinued
  operations................................         -        92

Net (decrease) increase in cash and
  cash equivalents..........................    (3,160)    3,872

Cash and cash equivalents
  at beginning of year......................     3,160       318

Cash and cash equivalents
  at end of period..........................   $     -   $ 4,190

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 1998, and AT&T's previously filed Forms 10-Q. AT&T's Form 10-Q for the period ended June 30, 1999, includes the financial results of Liberty Media Group (LMG) and Tele-Communications Inc. (TCI) for the period ended June 30, 1999, attached as exhibits thereto. AT&T's Form 10-Q for the period ended March 31, 1999, includes the financial results of LMG for the period ended March 31, 1999, attached as an exhibit thereto. These financial statements should also be read in conjunction with TCI's Form 10-K for the year ended December 31, 1998, TCI's Form 10-Q for the quarter ended March 31, 1999, the financial statements of LMG for the year ended December 31, 1998, included in AT&T's Form 8-K filed on March 22, 1999, and the financial statements of LMG and TCI for the quarter and year-to-date periods ended September 30, 1999, included as Exhibits 99.1 and 99.2, respectively, to this AT&T quarterly report on Form 10-Q.

              We have reclassified certain prior period amounts to conform to our current presentation and have restated share and per share information to reflect the first quarter three for two split of AT&T's common stock and the second quarter two for one stock split of Liberty Media Group tracking stock.

(b)           MERGER WITH TCI
              The merger with TCI (renamed AT&T broadband and Internet services or "AB&IS") was completed on March 9, 1999, in an all-stock transaction valued at approximately $52 billion. AT&T issued approximately 664 million shares of AT&T common stock in the transaction, of which approximately 149 million were treasury shares. Also in the first quarter of 1999 in connection with the merger and the formation of LMG from TCI's former programming business and technology investments business, AT&T issued a separate tracking stock designed to reflect the separate economic performance of LMG. A total of 1,080 million shares of Class A Liberty Media Group Tracking Stock and 110 million shares of Class B Liberty Media Group Tracking Stock were issued by AT&T. AT&T also issued an additional 60 million shares of Class A Liberty Media Group Tracking Stock in connection with the conversion of certain convertible notes.

                                                         AT&T Form 10-Q - Part I

              AT&T does not have a controlling financial interest for financial accounting purposes in LMG, therefore AT&T's investment in LMG has been reflected as an equity method investment in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected in separate line items "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net", in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to LMG are excluded from the earnings available to the holders of AT&T common stock. AB&IS' cable and certain other operations, including its ownership interest in At Home Corporation were combined with the existing AT&T operations to form the AT&T common stock group (AT&T Group).

              The merger was recorded as a purchase. Accordingly, the operating results of AB&IS have been included in the accompanying consolidated financial statements since March 1, 1999, the deemed effective date of acquisition for accounting purposes. The impact of the results from March 1, 1999, through March 9, 1999, is deemed immaterial to our consolidated results. The $52 billion aggregate value assigned to AB&IS' net assets was comprised of AT&T common stock of $27 billion, Liberty Media Group tracking stock of $23 billion, and assumption of convertible notes and preferred stock of $2 billion.

              As a result of the ongoing appraisal process, in the third quarter of 1999 approximately $19 billion of the purchase price of $52 billion has been allocated to a franchise intangible and is being amortized on a straight-line basis over 40 years. Pursuant to Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes", AT&T recorded an approximate $12 billion deferred tax liability in connection with this franchise intangible which resulted in an increase to franchise costs. We do not expect that this deferred tax liability will ever be paid. This deferred tax liability is being amortized on a straight-line basis over 40 years and is included in the provision for income taxes. Prior quarters' amortization and income tax expense have been reclassified for this change which caused a decrease to AT&T's previously reported 1999 effective tax rates. The benefit to the provision for income taxes is offset by an increase in amortization of franchise costs which is recorded as a component of amortization of goodwill, franchise costs and other purchased intangibles, resulting in no impact to net income. Also, approximately $11 billion of goodwill related to LMG was recorded as part of our investment and is being amortized on a straight-line basis over 20 years as a component of equity earnings (losses) from Liberty Media Group. Approximately $2 billion of goodwill related to our investment in Excite@Home was recorded in other investments and is being amortized on a straight-line basis over 7 years.

                                                         AT&T Form 10-Q - Part I

              Following is a summary of the pro forma results of AT&T as if the merger had closed effective January 1, 1998:

                                                                Nine
                                                            Months Ended
                                                            September 30,
                                                           1999     1998
              Revenues                                  $46,998  $44,370

              Income from continuing operations           2,896    1,732
              Income from continuing operations,
                available to AT&T Group shareowners       3,937    2,687
              Income from continuing operations,
                available to Liberty Media Group
                shareowners                              (1,041)    (955)
              Net income                                  2,896    2,895
              Income available to AT&T Group
                shareowners                               3,937    3,850
              Income available to Liberty Media
                Group shareowners                        (1,041)    (955)

              Weighted-average AT&T common shares
                (millions)                                3,177    3,144
              Weighted-average AT&T common shares
                and potential common shares
                (millions)                                3,288    3,248
              Weighted-average Liberty Media Group
                shares (millions)                         1,257    1,190

              Basic earnings per AT&T common share:
                Income from continuing operations       $  1.24  $  0.85
                Total income                            $  1.24  $  1.22
              Diluted earnings per AT&T common share:
                Income from continuing operations       $  1.22  $  0.83
                Total income                            $  1.22  $  1.19

              Basic and diluted loss per Liberty
                Media Group share                       $  0.82  $  0.80

              Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                                                         AT&T Form 10-Q - Part I

(c)           OTHER MERGERS, ACQUISITIONS AND VENTURES
              On April 30, 1999, AT&T completed its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or "AGNS") and its assets in the United States. The acquisition is occurring in phases throughout 1999 as legal and regulatory requirements are met in each of the 59 countries in which the business operates. As of the end of the third quarter, we had completed acquisitions representing approximately 95% of the revenues generated by businesses which comprise AGNS. The acquisition has been accounted for as a purchase. Accordingly, the operating results of AGNS have been included in the accompanying consolidated financial statements since the date of acquisition. Intangible assets of approximately $4.1 billion including customer lists and the excess of the purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over periods ranging from five to 30 years. The pro forma impact of AGNS on historical AT&T results are not material.

              On  May  28,  1999,  At  Home  Corporation  consummated  a  merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive
              Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, At Home Corporation issued approximately 116 million shares of its common stock for all of the outstanding common stock of Excite. As a result, AT&T's economic interest in At Home Corporation (Excite@Home) decreased from 38% to 26% following the merger. Due to the resulting increase in Excite@Home's equity after the merger, net of the dilution of AT&T's ownership interest in Excite@Home, AT&T recorded an increase to additional paid-in capital of $488 at September 30, 1999. In the fourth quarter of 1999, Excite@Home agreed to acquire an online greeting card company. Upon completion of that merger, AT&T will record additional amounts to its additional paid-in capital as the share of its ownership of Excite@Home is diluted. At September 30, 1999, AT&T owned 94.5 million shares of Excite@Home common stock and has an approximate 58% voting interest on certain matters.

                                                         AT&T Form 10-Q - Part I

              On August 2, 1999, AT&T completed its acquisition of Honolulu Cellular Telephone Company from BellSouth.

              In August 1999, AT&T and British Telecommunications plc (BT) jointly acquired a 33.3% stake in Rogers Cantel Mobile Communications Inc. (Rogers Cantel) in Canada for approximately $934 in cash. The investment is owned equally by AT&T and BT. Rogers Cantel is Canada's largest mobile company serving two million customers from coast to coast. Rogers Cantel provides a complete range of wireless solutions including cellular, paging and interactive messaging, digital PCS and wireless data services marketed under the co-brand Cantel AT&T. Also in August 1999, AT&T sold 30% of its 31% ownership interest in AT&T Canada to BT for approximately $402 resulting in a $110 pretax gain and a 22% beneficial ownership by AT&T. AT&T and BT both contributed their ownership interest of AT&T Canada to a joint venture that is 70% owned by AT&T and 30% owned by BT.

              On September 2, 1999, AT&T and BT acquired a 30% stake in Japan Telecom for $1.83 billion.

              The previously announced global venture between AT&T and BT has received approval from the Federal Communications Commission
              (FCC), the U.S. Justice Department and the European Commission. The venture, which will be called Concert, will combine transborder assets and operations of each company and will be equally owned by both companies when operations begin. The venture is expected to be completed in the fourth quarter of 1999 and to begin operations on January 1, 2000.

                                                         AT&T Form 10-Q - Part I
(d)           DEBT OFFERING
              On September 14, 1999, we completed a $450 all-minority led and underwritten bond offering in connection with a registration statement filed with the SEC on January 26, 1999. The bond offering consisted of three-year notes due September 15, 2002, with a coupon rate of 6.5%. The proceeds were utilized for general corporate purposes.

              On October 30, 1999, we redeemed $350 of long-term debt which was funded with cash from operations. The early redemption did not have a material impact on our financial results.

(e)           RESTRUCTURING AND OTHER CHARGES, NET
              Restructuring and other charges, net for the three months ended September 30, 1998 were a net benefit of $517 pretax. The benefit was primarily related to a $602 pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program (VRIP) offer, partially offset by $85 of expenses associated with the merger with Teleport Communications Group Inc. (TCG), which closed in the third quarter of 1998.

              Restructuring and other charges for the nine months ended September 30, 1999, were $702 pretax. Included in the $702 was an in-process research and development charge of $594 related to AB&IS as well as a $128 net charge primarily related to the exit of certain joint ventures that would have competed directly with Concert. Additionally, a $50 charge was recorded in the second quarter related to a contribution agreement AB&IS entered into with Phoenixstar, Inc. (formerly Primestar, Inc.). To the extent necessary, AB&IS is required to satisfy certain liabilities of Phoenixstar owed by Phoenixstar and its subsidiaries. These charges were partially offset by a $70 gain related to the settlement of pension obligations for former employees who accepted AT&T's VRIP offer.

              Restructuring and other charges, net, for the nine months ended September 30, 1998, were $2,827 pretax. The charge is comprised of a first quarter 1998 pretax charge of $601 which resulted from the decision not to pursue Total Service Resale as a local-service strategy, a second quarter $2,743 net pretax charge primarily related to AT&T's VRIP offer, and the third quarter net pretax benefit as noted above.

                                                         AT&T Form 10-Q - Part I

(f)           EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
              Basic earnings per share (EPS) for AT&T Group for the three and nine months ended September 30, 1999 and 1998, were computed by dividing income attributable to AT&T Group common shareowners by the weighted-average number of common shares outstanding of AT&T Group during the period.

              Diluted EPS for AT&T Group for the three and nine months ended September 30, 1999 and 1998, was computed by dividing the income attributable to AT&T Group common shareowners, adjusted for the conversion of securities, by the weighted-average number of common shares and dilutive potential common shares outstanding of AT&T Group during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of subsidiary, quarterly income preferred securities, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below.

              Income from continuing operations for the three and nine-month periods ended September 30, 1999, of $1,416 and $3,479, respectively, include income from continuing operations attributable to AT&T Group of $1,633 and $4,297, respectively, as well as losses from LMG of $217 and $818 respectively.

              A reconciliation of the income and share components for the basic and diluted EPS calculations with respect to AT&T Group continuing operations is as follows:

                                                          Three                Nine
                                                       Months Ended        Months Ended
                                                         Sept. 30,           Sept. 30,
                                                      1999     1998       1999     1998
              Income from continuing
               operations attributable to AT&T
               Group                                $1,633   $2,123     $4,297   $3,247
              Income impact of assumed conversion:
               Preferred stock of subsidiary             8        -         18        -
               quarterly income preferred
               securities                               40        -         47        -
              Income from continuing
               operations attributable to AT&T
               Group adjusted for conversion of
               securities                           $1,681   $2,123     $4,362   $3,247
              AT&T Group weighted-average common
               shares (millions)                     3,195    2,686      3,045    2,692
              Stock options                             32       20         37       23
              Preferred stock of subsidiary             40        -         30        -
              Convertible quarterly income
               preferred securities                     67        -         26        -
              Convertible debt securities of
               subsidiary                                -        -          2        -
              AT&T Group weighted-average common
               shares and potential common
               shares (millions)                     3,334    2,706      3,140    2,715

                                                         AT&T Form 10-Q - Part I

              Basic EPS for LMG for the third quarter of 1999 and date of acquisition through September 30, 1999, was computed by dividing the income attributable to LMG shareowners by the weighted-average number of shares outstanding of LMG of 1.265 billion and 1.257 billion, respectively, for these periods. Since LMG had a loss for both periods, the impact of any potential shares would have been antidilutive, and therefore are not factored into the diluted calculations. There were 52 million potentially dilutive securities outstanding at September 30, 1999.

              On September 27, 1999, LMG announced that the Board of Directors of AT&T approved the repurchase from time to time of up to 135 million shares of Liberty Media Group Class A or Class B tracking stock.


(g)           FINANCIAL INSTRUMENTS
              In the normal course of business we use various financial instruments, including derivative financial instruments, for purposes other than trading. We do not use derivative financial instruments for speculative purposes. These instruments include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts. Interest rate swap agreements and foreign currency exchange contracts are used to mitigate interest rate and foreign currency exposures. Collateral is generally not required for these types of instruments.

                                                         AT&T Form 10-Q - Part I

              For debt excluding capital leases, the carrying amounts and fair values were $30.6 billion and $29.6 billion, respectively, at September 30, 1999.

 (h)          SEGMENT REPORTING
              AT&T's results are segmented according to the way we manage our business: business services, consumer services, wireless services and broadband & Internet services. Our existing segments reflect certain managerial changes since the publication of our 1998 annual results. The business services segment was expanded to include the results of TCG and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service and the costs associated with the development of fixed wireless technology. All prior results have been restated to reflect these changes. In addition, we established a new segment called broadband & Internet services. Broadband & Internet services includes the results associated with traditional analog video service as well as new services such as Digital Cable and AT&T@Home, a high-speed cable Internet service. Also included in this segment are the operations associated with developing and refining the infrastructure that will support broadband telephony.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional changes to our operating segments in the future.

              REVENUES

                                                          Three               Nine
                                                       Months Ended       Months Ended
                                                         Sept. 30,          Sept. 30,
                                                      1999     1998      1999     1998
              Business services external revenues  $ 5,849  $ 5,746   $17,663  $16,985
              Business services internal revenues      427      229     1,110      656
               Total business services revenues      6,276    5,975    18,773   17,641
              Consumer services external revenues    5,614    5,889    16,604   17,264
              Wireless services external revenues    2,050    1,420     5,490    3,897
              Broadband & Internet services
                external revenues                    1,442        -     3,344        -

              Total reportable segments             15,382   13,284    44,211   38,802

              Other and corporate revenues (a)         888      369     1,846      893
              Total revenues                       $16,270  $13,653   $46,057  $39,695

              (a) Included in other and corporate revenues are revenues from AT&T Solutions, international operations and ventures, other smaller units and the elimination of internal revenues.

                                                         AT&T Form 10-Q - Part I

              RECONCILIATION OF SEGMENT EARNINGS BEFORE INTEREST AND TAXES
              (EBIT) TO INCOME BEFORE INCOME TAXES
                                                         Three               Nine
                                                      Months Ended       Months Ended
                                                        Sept. 30,          Sept. 30,
                                                     1999     1998      1999     1998
              Business services                    $1,537   $1,359   $ 4,563  $ 3,602
              Consumer services                     2,176    1,764     5,893    4,609
              Wireless services                        69       47        93      261
              Broadband & Internet services          (530)       -    (1,763)       -
                Total reportable segments' EBIT     3,252    3,170     8,786    8,472
              Other and corporate EBIT               (272)     342      (702)  (3,002)
              Liberty Media Group equity losses      (217)       -      (818)       -
              Interest expense                        459      114     1,108      322
                Total income before income
                  taxes                            $2,304   $3,398   $ 6,158  $ 5,148

              ASSETS
                                                    At Sept. 30, At Dec. 31,
                                                        1999       1998
              Business services                     $ 23,378     $21,415
              Consumer services                        6,907       6,561
              Wireless services                       21,938      19,115
              Broadband & Internet services           55,941           -
                Total reportable segments            108,164      47,091
              All other segments                      10,521       4,165
              Corporate assets:
                Investment in Liberty Media
                  Group and related
                  receivables, net                    35,519           -
                Prepaid pension costs                  2,364       2,074
                Deferred taxes                         1,188       1,156
                Other corporate assets                 4,050       5,064
              Total assets                          $161,806     $59,550

                                                         AT&T Form 10-Q - Part I
(i)           SUBSEQUENT EVENTS
              On October 6, 1999, AT&T and Dobson Communications Corporation (Dobson) announced the signing of a definitive agreement to acquire American Cellular Corporation through a newly created joint venture for $2.32 billion. Dobson will be responsible for day to day management of the joint venture, which will be equally owned and jointly controlled by Dobson and AT&T. The acquisition will be funded with non-recourse bank debt by the joint venture and cash equity contributions of up to $370 from each of the two partners. The Board of Directors of AT&T, Dobson and American Cellular have approved the transaction. The acquisition, which is expected to close in the first quarter of 2000, is subject to approval by American Cellular's shareowners, as well as federal regulatory and certain other conditions.

              On October 21, 1999, shareowners of MediaOne Group, Inc. (MediaOne) unanimously voted in favor of the proposed merger between AT&T and MediaOne, pursuant to a definitive merger agreement entered into on May 6, 1999. In accordance with the agreement, AT&T will purchase each share of MediaOne common stock for $85.00 per share consisting of 0.95 of a share of AT&T common stock plus $30.85 in cash. In addition, the agreement provides for an increase in the amount of cash received per share of MediaOne common stock to the extent that AT&T's stock price was less than $57.00 per share. The additional amount of cash which may be received is limited to $5.42 per share. AT&T plans to issue approximately 613 million shares in the transaction. Upon receipt of regulatory and other approvals, the merger is expected to close in the first quarter of 2000.

              On November 1, 1999, AT&T announced its plans to form a new public company, to be named AT&T Latin America, that will merge the operations of Netstream, the competitive local exchange company AT&T is acquiring in Brazil, and FirstCom, a publicly traded company with competitive telecommunications operations in Chile, Columbia and Peru. AT&T, together with Promon Tecnologia, its Brazilian partner, will contribute Netstream and $70 in cash. AT&T will own approximately 60% of the company, owning Class B shares, with 10 votes per share. The transaction has been approved by both AT&T's and FirstCom's Board of Directors. Upon approval by FirstCom shareowners as well as regulatory and other approvals, the transaction is expected to close in the first quarter of 2000. AT&T Latin America intends to apply for listing on the NASDAQ stock market.

              On November 5, 1999, WORLDxCHANGE Communications announced the acquisition of ACC in Europe (ACC) from AT&T. The agreement includes ACC's principal operations in the United Kingdom, as well as ACC's operating companies in France, Germany and Italy. AT&T believes it will record a pretax loss in the range of $150 to $200 on the sale.

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
The merger with Tele-Communications, Inc. (TCI, renamed AT&T broadband and Internet services or "AB&IS") was completed on March 9, 1999, in an all stock transaction valued at approximately $52 billion. AT&T issued approximately 664 million shares of AT&T common stock in the transaction, of which approximately 149 million shares were treasury shares. Also in connection with the merger and the formation of Liberty Media Group (LMG) from TCI's former programming business and technology investments business, AT&T issued a separate tracking stock designed to reflect the separate economic performance of LMG. A total of 1,080 million shares of Class A Liberty Media Group Tracking Stock and 110 million shares of Class B Liberty Media Group Tracking Stock were issued by
AT&T. AT&T issued an additional 60 million shares in connection with the conversion of certain convertible notes. AT&T does not have a controlling financial interest for financial accounting purposes in LMG, therefore AT&T's investment in LMG has been reflected as an equity method investment in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected in separate line items "Equity losses from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net" in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to LMG are excluded from the earnings available to the holders of AT&T common stock.

The merger was recorded as a purchase. Accordingly, the operating results of AB&IS have been included in the accompanying consolidated financial statements since the date of acquisition. For accounting purposes the deemed effective date of the acquisition is March 1, 1999, since the impact of the results from March 1, 1999, through March 9, 1999, is deemed immaterial to our consolidated results. AB&IS' cable and certain other operations, including its ownership interest in At Home Corporation (Excite@Home), but excluding LMG, were combined with the existing operations of AT&T to form the AT&T Common Stock Group (AT&T Group).

We segment our results based on how we manage our business. The following businesses comprise AT&T Group: business services, consumer services, broadband & Internet services and wireless services. A fifth group, other and corporate, includes the results of AT&T Solutions, international operations and ventures, other corporate operations, overhead and eliminations. Results are discussed for these five groups as well as for combined AT&T Group. The discussion for the other and corporate group is further broken out to include information for AT&T Solutions (which includes the results of the Solutions outsourcing unit, the internal AT&T Information Technology Services unit, and the results of portions of the IBM Global Network which were acquired in the second and third quarters of 1999 and renamed AT&T Global Network Services (AGNS), and international operations and ventures.

                                                         AT&T Form 10-Q - Part I

Operating results are discussed separately for AT&T Group and LMG. All lines of the accompanying consolidated statements of income except for "Equity losses from Liberty Media Group", "Income from continuing operations" and "Net income" reflect the results of AT&T Group only. All lines of the accompanying consolidated balance sheet, except for the "Investment in Liberty Media Group and related receivables, net" and the components of shareowners' equity labeled as relating to LMG are attributable to AT&T Group only. The liquidity, financial condition, risk management and year 2000 discussion pertain to consolidated AT&T, including our investment in LMG.

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

                                                         AT&T Form 10-Q - Part I

CONSOLIDATED RESULTS OF OPERATIONS

                                           For the Three      For the Nine
                                           Months Ended       Months Ended
                                             Sept. 30,           Sept. 30,
                                           1999     1998      1999     1998
Dollars in millions
(except per share amounts)

Income (loss) from continuing
operations attributable to common
shareowners:
   AT&T Group.........................   $1,633   $2,123    $4,297   $3,247
   Liberty Media Group................     (217)       -      (818)       -

Income (loss) attributable to common
shareowners:
   AT&T Group.........................   $1,633   $1,986    $4,297   $4,410
   Liberty Media Group................     (217)       -      (818)       -

Per AT&T common share - basic:
  Income from continuing operations...   $ 0.51   $ 0.79    $ 1.41   $ 1.21
  Income from discontinued operations.        -        -         -        -
  Gain on sale of discontinued
   operations.........................        -        -         -     0.48
  Extraordinary loss..................        -     0.05         -     0.05
  Total income........................   $ 0.51   $ 0.74    $ 1.41   $ 1.64

Per AT&T common share - diluted:
  Income from continuing operations...   $ 0.50   $ 0.78    $ 1.39   $ 1.20
  Income from discontinued operations.        -        -         -        -
  Gain on sale of discontinued
   operations.........................        -        -         -     0.47
  Extraordinary loss..................        -     0.05         -     0.05
  Total income........................   $ 0.50   $ 0.73    $ 1.39   $ 1.62

Liberty Media Group loss per share:
  Basic and diluted...................   $ 0.17   $    -    $ 0.65   $    -

Earnings per share (EPS) from continuing operations attributable to AT&T common shareowners were $0.50 on a diluted basis for the third quarter of 1999, down from $0.78 in the third quarter of 1998. Earnings per share from continuing operations attributable to AT&T common shareowners were $1.39 on a diluted basis in the first nine months of 1999, compared with $1.20 on a diluted basis in the first nine months of 1998. For the quarterly period, the decrease was due primarily to the impacts of AB&IS and AGNS, the 1998 benefit for restructuring and other charges, net, and equity losses related to Excite@Home and Cablevision Systems Corp. (Cablevision), partially offset by increased income from core operations and a gain on the sale of a business in 1999. For the year to date period, the increase was due to increased income from core operations and lower restructuring and other charges, net, partially offset by the impacts of AB&IS and AGNS, the equity losses for the nine months ended September 30, 1999, related to Excite@Home and Cablevision and lower gains on the sales of businesses in 1999.

                                                         AT&T Form 10-Q - Part I

AT&T Group's operational earnings, which excluded certain nonoperational items, were $0.54 per diluted share for the third quarter of 1999, a decrease of 20.6%, or $0.14, over the prior year period. Nonoperational items for the third quarter were:
 ..Restructuring and other charges, net benefit of $0.10 in 1998
 ..Gain on sale of a business of $0.02 in 1999
 ..A loss of $0.06 reflecting the earnings impact of our investments in Excite@Home and Cablevision in 1999.

The decrease in operational earnings for the third quarter was due primarily to the impact of AB&IS.

Excluding the impacts of both AB&IS and AGNS, operational EPS for the third quarter of 1999 was $0.81, an increase of 19.1%, or $0.13, compared with the third quarter of 1998. The increase was primarily due to higher revenues combined with improving margins.

AT&T Group's operational earnings, which excluded certain nonoperational items, were $1.63 per diluted share for the nine months ended September 30, 1999, a decrease of 2.4%, or $0.04, over the prior year period. Nonoperational items for the first nine months were:
 ..Restructuring and other charges, net, of $0.21 in 1999 and $0.64 in 1998 ..Gains on sales of businesses of $0.07 in 1999 and $0.17 in 1998
 ..A $0.02  benefit in 1999 from changes in tax rules with respect to the utilization  of  acquired  net  operating  losses
 ..A loss of $0.12 in 1999 reflecting the earnings impact of our investment in Excite@Home and Cablevision.

The decrease in operational earnings for the nine months ended September 30, 1999 was due primarily to the impact of AB&IS.

Excluding the impacts of both AB&IS and AGNS, operational EPS for the nine months ended September 30, 1999, was $2.23, an increase of 33.5%, or $0.56, compared with the prior year period primarily due to higher revenues combined with improving margins.

LMG's loss per share was $0.17 for the quarter ended September 30, 1999, and $0.65 for the period from the date of acquisition through September 30, 1999.

The results of AT&T Group and our investment in LMG are discussed in further detail below.

                                                         AT&T Form 10-Q - Part I

AT&T GROUP RESULTS OF OPERATIONS

REVENUES
                                            For the Three Months
                                             Ended September 30,     Change
                                               1999      1998       $      %
Dollars in millions
Business services.......................... $ 6,276   $ 5,975   $  301    5.0%
Consumer services..........................   5,614     5,889     (275)  (4.7%)
Wireless services..........................   2,050     1,420      630   44.2%
Broadband & Internet services..............   1,442         -    1,442      -
Other and corporate........................     888       369      519  141.9%
Total revenues............................. $16,270   $13,653   $2,617   19.2%
                                            For the Nine Months
                                             Ended September 30,     Change
                                               1999      1998       $      %
Dollars in millions
Business services.......................... $18,773   $17,641  $ 1,132    6.4%
Consumer services..........................  16,604    17,264     (660)  (3.8%)
Wireless services..........................   5,490     3,897    1,593   40.9%
Broadband & Internet services..............   3,344         -    3,344      -
Other and corporate........................   1,846       893      953  107.2%
Total revenues............................. $46,057   $39,695  $ 6,362   16.0%

Total revenues on a reported basis increased 19.2% to $16,270 million and increased 16.0% to $46,057 million for the three and nine-month periods ended September 30, 1999, respectively, compared with the corresponding prior year periods. Excluding AB&IS and AGNS, revenues increased 5.3% to $14,372 million for the third quarter of 1999 and increased 5.9% to $42,042 million for the nine months ended September 30, 1999, compared with the comparable prior year periods. The increases for both periods were due to growth in wireless services, business services and AT&T Solution's outsourcing services, partially offset by lower consumer services revenues. Revenues on a pro forma basis, which include the results of AB&IS (adjusted to exclude all closed cable partnerships and Excite@Home) and the impact of the closed portions of AGNS for a full period in both 1999 and 1998, increased 5.6% for the third quarter of 1999 and increased 6.2% for the nine months ended September 30, 1999, compared with the corresponding prior year periods.

OPERATING EXPENSES

                                            Three                 Nine
                                         Months Ended          Months Ended
                                         September 30,          September 30,
Dollars in millions                     1999     1998         1999     1998
Access and other interconnection..... $3,654   $3,819      $11,054  $11,649

Access and other interconnection expenses decreased $165 million, or 4.3%, to $3,654 million in the third quarter of 1999 compared with the third quarter of 1998. Access and other interconnection expenses decreased $595 million, or 5.1%, to $11,054 million in the first nine months of 1999 compared with the first nine months of 1998. The declines were primarily driven by mandated reductions in per-minute access charges and lower negotiated international settlement rates. These declines were partially offset by total long distance volume growth of 8.9% for the quarter and 8.5% on a year-to-date basis. For the quarterly period, increased per-line charges (Primary Interexchange Carrier Charges or "PICC") also partially offset the declines.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                          September 30,        September 30,
Dollars in millions                     1999     1998         1999     1998
Network and other communications
  services........................... $3,869   $2,648      $10,515   $7,746

Network and other communications services expenses increased $1,221 million, or 46.1%, to $3,869 million in the third quarter of 1999 compared with the same period last year. Network and other communications services expenses increased $2,769 million, or 35.7%, to $10,515 million in the first nine months of 1999 compared with the same period last year. Excluding the impacts of AB&IS and AGNS, network and other communications services expenses increased 3.6% and 6.2% for the three and nine-month periods ended September 30, 1999, respectively, compared with the same periods last year. These increases were primarily driven by the growing wireless subscriber base largely attributable to the success of AT&T Digital One Rate service which resulted in higher off-network roaming charges, higher costs and volume of handsets and an increased provision for uncollectibles. A portion of the increase was also due to growth in AT&T
Solutions. These increases were partially offset by network cost control initiatives, lower per call compensation expense due to a favorable FCC ruling in the first quarter of 1999, and a lower provision for uncollectibles in consumer services. For the year to date period, the increases were also partially offset by lower nonincome taxes and a lower provision for uncollectibles in business services.

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
Dollars in millions                     1999     1998         1999     1998
Amortization of goodwill, franchise
 costs and other purchased
 intangibles..........................$  358   $   62       $  900   $  188

Amortization of goodwill, franchise costs and other purchased intangibles increased $296 million, or 471.4%, from the third quarter of 1998 and increased $712 million, or 378.0%, for the nine months ended September 30, 1999, compared with the same periods last year. Franchise costs represent the value attributable to the agreement with local authorities that allow access to homes in AB&IS' service areas. Other purchased intangibles arising from business combinations primarily include customer lists and licenses. The increases were primarily driven by AB&IS. AT&T also has amortization of goodwill associated with nonconsolidated investments recorded as a component of other income
(expense) amounting to $164 million and $356 million for the three and nine-month periods ended September 30, 1999, respectively, and $14 million and $43 million for the three and nine-month periods ended September 30, 1998, respectively.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,       September 30,
Dollars in millions                     1999     1998         1999     1998
Depreciation and other amortization.. $1,558   $1,139       $4,408   $3,213

Depreciation and other amortization expenses increased $419 million, or 36.9%, in the third quarter of 1999 and increased $1,195 million, or 37.2%, in the first nine months of 1999 compared with the corresponding prior year periods. Excluding AB&IS and AGNS, depreciation and other amortization expenses increased 14.7% and 19.2% for the three and nine-month periods ended September 30, 1999, respectively, compared with the corresponding prior year periods. The increases were primarily due to growth in AT&T Group's depreciable asset base resulting from the continued infrastructure investment throughout 1998 and 1999. Capital expenditures, including AB&IS and AGNS, were $3.6 billion for the three months ended September 30, 1999, and $7.9 billion for the nine months ended September 30, 1999. The capital expenditures for both periods focused on cable operations, data services, wireless services and business local services.

                                            Three                  Nine
                                        Months Ended          Months Ended
                                          September,           September,
Dollars in millions                     1999     1998         1999     1998
Selling, general and administrative.. $3,442   $3,146      $10,060   $9,771

Selling, general and administrative (SG&A) expenses increased $296 million, or 9.4%, to $3,442 million in the third quarter of 1999 and increased $289 million, or 3.0%, to $10,060 million for the nine months ended September 30, 1999, compared with the corresponding prior year periods. Excluding AB&IS and AGNS, SG&A expenses declined 2.4% for the third quarter of 1999 and declined 5.3% for the nine months ended September 30, 1999, versus the corresponding prior year periods. These reductions reflect reduced marketing and sales expenses resulting primarily from reductions in consumer acquisition program spending and other cost-control initiatives. These reductions were partially offset by increased spending in the company's growth businesses, including wireless services due to increased subscribers and customer care spending, and for the quarterly period, the AT&T Solutions outsourcing unit. Including AB&IS and AGNS, SG&A expenses as a percentage of revenues were 21.2% and 21.8% for the three and nine-month periods ended September 30, 1999, respectively, compared with 23.0% and 24.6% in the prior year periods. SG&A expenses excluding wireless services and the consumer local business as a percentage of revenues were 18.8% and 19.7% for the three and nine-month periods ended September 30, 1999.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
Dollars in millions                     1999     1998         1999     1998
Restructuring and other charges, net. $    -    $(517)      $  702   $2,827

Restructuring and other charges, net for the three months ended September 30, 1998, were a net benefit of $517 million pretax. The benefit was primarily related to a $602 million pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program (VRIP) offer, partially offset by $85 million of expenses associated with the merger with Teleport Communications Group Inc. (TCG), which closed in the third quarter of 1998.

Restructuring and other charges for the nine months ended September 30, 1999, were $702 million pretax. Included in the $702 million was an in-process research and development charge of $594 million related to AB&IS as well as a $128 million net charge primarily related to the exit of certain joint ventures that would have competed directly with Concert, the global venture that AT&T is forming with British Telecommunications plc (BT). Additionally, a $50 million charge was recorded in the second quarter related to a contribution agreement AB&IS entered into with Phoenixstar, Inc. (formerly Primestar, Inc.). To the extent necessary, AB&IS is required to satisfy certain liabilities of Phoenixstar owed by Phoenixstar and its subsidiaries. These charges were partially offset by a $70 million gain related to the settlement of pension obligations for former employees who accepted AT&T's VRIP offer.

The in-process research and development projects related to AB&IS' efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that would enable AB&IS to offer next-generation digital services. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, AT&T expects successful completion. AT&T currently anticipates that (i) it will deploy equipment to offer voice over Internet protocol to two cities in the year 2001, (ii) field deployable devices will be available by the end of the year with respect to AT&T's cost savings efforts for cable telephony implementation, and (iii) field trials will begin in mid-year 2000 for next-generation digital services. If, however, AT&T is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized.

Restructuring and other charges, net for the nine months ended September 30, 1998, were $2,827 million pretax. The charge is comprised of a first quarter
1998 pretax charge of $601 million which resulted from the decision not to pursue Total Service Resale as a local-service strategy, the second quarter $2,743 million net pretax charge primarily related to AT&T's VRIP offer, and the third quarter net pretax benefit as noted above.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
Dollars in millions                     1999     1998         1999     1998
Other income (expense)............... $ (409)  $  156       $ (334)  $1,169

For the three months ended September 30, 1999, other income (expense) decreased $565 million, or 360.7%, to an expense of $409 million compared with $156 million of income in the third quarter of 1998. The decrease primarily resulted from higher equity losses and goodwill amortization associated with our nonconsolidated investments, largely due to Excite@Home and Cablevision. Also contributing to the decrease were distributions on trust preferred securities, as well as higher interest income in 1998 on the proceeds received from the sale of Universal Card Services (UCS). Partially offsetting these decreases was a 1999 third quarter pretax gain of $110 million on the sale of a portion of AT&T's ownership interest in AT&T Canada.

Other income (expense) decreased $1,503 million, or 128.6%, to an expense of $334 million for the nine months ended September 30, 1999, compared with $1,169 million of income in the first nine months of 1998. The decrease primarily resulted from higher equity losses and goodwill amortization associated with our nonconsolidated investments, largely due to Excite@Home and Cablevision. Also contributing to the decrease were first quarter 1998 pretax gains on the sales of AT&T Solutions Customer Care (ASCC) of $350 million, LIN Television Corp. (LIN-TV) of $317 million, and a second quarter 1998 gain on the sale of SmarTone Telecommunications Holdings Limited (SmarTone) of $103 million. In addition, the decline reflects higher interest income in 1998 on the proceeds received from the sale of UCS. Partially offsetting these decreases was a first quarter 1999 pretax gain on the sale of the AT&T Language Line Services business (Language
Line) of $153 million, a second quarter 1999 pretax gain on the sale of WOOD-TV of $88 million, and a third quarter 1999 pretax gain on the sale of a portion of our ownership interest in AT&T Canada of $110 million.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
Dollars in millions                     1999     1998         1999     1998
Earnings Before Interest and Taxes
 (EBIT)...............................$2,980   $3,512       $8,084   $5,470

EBIT decreased $532 million, or 15.2%, to $2,980 million, for the third quarter of 1999 compared with the third quarter of 1998 and increased $2,614 million, or 47.8%, to $8,084 million for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. Excluding AB&IS and AGNS, as well as restructuring and other charges, net, and certain gains on the sales of businesses, EBIT increased $464 million, or 15.5%, to $3,459 million, for the third quarter of 1999 compared with the third quarter of 1998 and increased $2,124 million, or 28.2%, to $9,651 million for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. These increases were due primarily to revenue increases combined with an improving cost structure, partially offset by lower interest income and distributions on trust preferred securities issued in 1999. AT&T remains committed to reducing the cost of doing business by cutting $2 billion in costs by the end of 2000. However, as we continue to invest in growth businesses, total operating expenses are expected to increase.

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

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
Dollars in millions                     1999     1998         1999     1998
Interest expense..................... $  459   $  114       $1,108   $  322

Interest expense increased $345 million, or 301.4%, in the third quarter of 1999 compared with the third quarter of 1998. For the nine months ended September 30, 1999, interest expense increased $786 million, or 244.1%, compared with the nine months ended September 30, 1998. These increases were primarily driven by a higher level of average debt outstanding associated with our acquisitions. For the quarterly period, the increase was partially offset by a lower average interest rate.

                                                         AT&T Form 10-Q - Part I

                                            Three                  Nine
                                         Months Ended          Months Ended
                                         September 30,          September 30,
Dollars in millions                     1999     1998         1999     1998
Provision for income taxes............ $ 888   $1,275       $2,679   $1,901

The provision for income taxes decreased $387 million, or 30.4%, to $888 million in the third quarter of 1999 compared with the third quarter of 1998 due to lower earnings before income taxes and a lower effective tax rate. Effective tax rates for the third quarter of 1999 and 1998 were 35.2% and 37.5%, respectively. The decrease in the effective tax rate was due primarily to the pooling of TCG's historical operating results which did not include tax benefits on pre-acquisition losses in 1998 and certain foreign legal entity restructurings in 1999.

The provision for income taxes increased $778 million, or 40.9%, to $2,679 million for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998, due primarily to higher income before income taxes. Effective tax rates for the nine months ended September 30, 1999 and 1998 were 38.4% and 36.9%, respectively. In the first quarter of 1999, AT&T Group recorded a non-tax deductible in-process research and development charge, and accordingly, no tax benefit was recorded. During the second quarter of 1999, a change in the net operating loss utilization tax rules resulted in a $75 million reduction in the second quarter income tax provision. Excluding the impacts of the in-process research and development charge and the change in the net operating loss utilization tax rules in 1999, the effective tax rate for the nine months ended September 30, 1999, was 36.4%. The change in the effective tax rate was impacted by the pooling of TCG's historical operating results which did not include tax benefits on pre-acquisition losses in 1998, the impacts of certain 1998 investment dispositions and certain foreign legal entity restructurings in both periods.

Other Items
In April 1998 AT&T sold UCS for $3,500 million, resulting in an after-tax gain of $1,290 million, or $0.47 per diluted share, reflected as "Gain on Sale of Discontinued Operations" in the accompanying consolidated statements of income.

In August 1998, AT&T extinguished $1,046 million of TCG's debt. The $217 million early extinguishment of debt was recorded as an extraordinary loss. The after-tax impact was $137 million, or $0.05 per diluted share.

                                                         AT&T Form 10-Q - Part I


                                             Three                 Nine
                                          Months Ended         Months Ended
                                          September 30,        September 30,
Dollars in millions                      1999     1998        1999     1998
Income available to AT&T shareowners.  $1,633   $1,986      $4,297   $4,410

Income available to AT&T shareowners decreased $353 million, or 17.7%, to $1,633 million in the third quarter of 1999, driven primarily by the impacts of AB&IS and AGNS, the 1998 benefit in restructuring and other charges, net, and equity losses for the third quarter of 1999 related to Excite@Home and Cablevision, partially offset by increased income from core operations, an extraordinary loss on the extinguishment of debt recognized in the third quarter of 1998 and the gain on the sale of a business in 1999. Income available to AT&T shareowners decreased $113 million, or 2.6%, to $4,297 million for the first nine months of 1999 driven primarily by the 1998 gain on the sale of discontinued operations, the impacts of AB&IS and AGNS, the equity losses for the nine months ended September 30, 1999, related to Excite@Home and Cablevision and lower gains on the sales of businesses in 1999. These declines were partially offset by increased income from core operations, lower restructuring and other charges and an extraordinary loss on the extinguishment of debt recognized in the third quarter of 1998.

                                                         AT&T Form 10-Q - Part I

AT&T GROUP SEGMENT RESULTS

Business Services
The business services segment results reflect sales of long distance and local voice and data services to business customers, including: domestic and international; inbound and outbound; intra-LATA toll; calling card and operator-handled services, and other network enabled services. This segment also includes electronic commerce and Internet-protocol (IP) for business customers such as Web site hosting and AT&T WorldNet business Internet access.

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

Broadband & Internet Services
AB&IS includes the results associated with traditional analog video service, as well as new services, such as Digital Cable and AT&T@Home, a high-speed cable
Internet access service. AT&T@Home, along with several other large cable operators, has a contract with Excite@Home, the operator of an Internet "backbone", over which we can provide high-speed cable Internet service. Also included in this segment are the operations associated with developing and refining the infrastructure that will support broadband telephony.

Other and Corporate
This  group   includes  the  results  of  AT&T   Solutions   (including   AGNS),
international operations and ventures, other corporate operations, overhead and eliminations.

The above segments reflect certain changes since the publication of our annual results due to changes in the way we manage our business. The business services segment was expanded to include the results of TCG and the business portion of AT&T WorldNet Service; the consumer services segment was expanded to include the residential portion of AT&T WorldNet Service and the costs associated with the development of fixed wireless technology. All prior results have been restated to reflect these changes.

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

Total assets for each segment include all assets, except inter-entity receivables. Deferred taxes, prepaid pension assets, and corporate-owned or leased real estate are generally held at the corporate level and therefore are primarily included in the other and corporate group. Shared network assets are allocated to the segments and reallocated each January, based on the prior two years' volumes of minutes used.

Capital additions for each segment include additions to property, plant and equipment and other long-lived assets including licenses, investments, franchise costs and capitalized software.

                                                         AT&T Form 10-Q - Part I

BUSINESS SERVICES
                                            Three months
                                               ended
                                            September 30,              Change
Dollars in millions                     1999         1998         $        %
External revenues................... $ 5,849      $ 5,746     $  103      1.8%
Internal revenues...................     427          229        198     86.7%
Total revenues......................   6,276        5,975        301      5.0%

EBIT................................   1,537        1,359        178     13.0%
EBITDA..............................   2,257        1,983        274     13.8%

OTHER ITEMS
Capital additions................... $ 1,821      $ 1,509     $  312     20.7%
                                           Nine months
                                              ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $        %
External revenues................... $17,663      $16,985     $  678      4.0%
Internal revenues...................   1,110          656        454     69.1%
Total revenues......................  18,773       17,641      1,132      6.4%

EBIT................................   4,563        3,602        961     26.7%
EBITDA..............................   6,715        5,346      1,369     25.6%

OTHER ITEMS
Capital additions................... $ 4,316      $ 3,685     $  631     17.1%

                                    At Sept. 30,   At Dec. 31,     Change
                                        1999         1998        $        %
Total assets........................ $23,378      $21,415     $1,963     9.2%

REVENUES
Business services revenues increased 5.0% in the third quarter of 1999, and increased 6.4% for the nine months ended September 30, 1999, compared with the prior year. The increase for the quarter was primarily driven by continued strength in data services which includes Internet Protocol (IP) services, as well as increases in local voice services. The increase for the year-to-date period was primarily driven by data services, domestic long distance voice services and local voice services. Total calling volumes for both periods, including local services, increased about 25% over the prior year; excluding local services, volumes increased at a mid-teens growth rate for the quarter and year-to-date periods.

Data services revenues grew at a mid-teens rate for the third quarter of 1999. The increase was led by continued growth in frame relay as well as growth in international and high-speed private line services. Data services for the 1999 year-to-date period grew in the high-teens, due primarily to continued growth in frame relay and high-speed private line services. The data revenues growth rates were negatively impacted by 1998 billing adjustments. The data services growth was augmented by significant growth in IP services, such as AT&T WorldNet, for both periods. Packet services (frame relay, ATM and IP) grew over 50% on a combined basis for the quarter and approximately 65% for the year-to-date period.

                                                         AT&T Form 10-Q - Part I

Long distance voice revenues grew at a low-single-digit rate for the third quarter and for the nine months ended September 30, 1999, compared with the prior year periods. Strong volume increases were partially offset by a declining average price per minute. The average price per minute has been negatively impacted by the competitive forces within the industry which we expect to continue. In addition, the price per minute has been negatively impacted by changes in product mix, largely attributable to an increase in wholesale, which has a lower rate per minute.

Local voice service revenues, which included domestic ACC revenues since its acquisition in April 1998, grew nearly 70% in the third quarter and first nine months of 1999, compared with the corresponding prior year periods. AT&T's integrated business local operations, including AT&T Digital Link, added approximately 164 thousand access lines in the third quarter and total access lines in service as of September 30, 1999, reached approximately 1.1 million on a restated basis. The number of access lines was restated and now represents a more comprehensive view of our bundled strategy as it now includes all channels capable of providing local traffic. Prior period amounts have also been restated. AT&T serves 32,809 buildings in 87 metropolitan statistical areas
(MSAs), with over 17% of the buildings on-network.

Internal revenues increased 86.7% and 69.1% for the three and nine months ended September 30, 1999, respectively. The increases were due to higher sales of business long distance services to other AT&T units, primarily AT&T Solutions (including the impact of AGNS) and wireless services, for resale to AT&T Solutions and wireless services customers.

EBIT/EBITDA
EBIT and EBITDA for business services increased 13.0% to $1,537 million and 13.8% to $2,257 million, respectively, in the third quarter of 1999 compared with the prior year quarter. EBIT and EBITDA for business services increased 26.7% to $4,563 million and 25.6% to $6,715 million, respectively, for the nine months ended September 30, 1999, compared with the prior year. The improvements were driven by the growth in revenues and margin improvement. EBIT and EBITDA margins were positively impacted by an improved cost structure as a result of cost control initiatives in 1999. The EBIT and EBITDA growth rates have declined from the prior quarter due to increased costs associated with volume increases, price declines and strong third quarter 1998 results due to the reduced cost structure due to headcount reductions associated with VRIP.

OTHER ITEMS
Capital additions for business services were $1,821 million for the third quarter of 1999 and were $4,316 million for the nine months ended September 30, 1999. Capital additions were $1,509 million for the third quarter of 1998 and were $3,685 million for the nine months ended September 30, 1998. Spending in both 1999 and 1998 was primarily directed towards the long distance network, including SONET, as well as spending on the local network. In 1998 spending was also directed towards circuit switch equipment.

Total assets increased $1,963 million, or 9.2%, to $23,378 million at September 30, 1999, compared with December 31, 1998, primarily due to an increase in property, plant and equipment as a result of capital additions.

                                                         AT&T Form 10-Q - Part I

CONSUMER SERVICES
                                          Three months
                                              ended
                                           September 30,             Change
Dollars in millions                      1999         1998         $        %
Revenues............................. $ 5,614      $ 5,889     $ (275)    (4.7)%
EBIT.................................   2,176        1,764        412     23.3%
EBITDA...............................   2,393        1,948        445     22.9%

OTHER ITEMS
Capital additions.................... $   191      $   130     $   61     45.8%
                                            Nine months
                                              ended
                                           September 30,             Change
Dollars in millions                      1999         1998         $        %
Revenues............................. $16,604      $17,264     $ (660)    (3.8)%
EBIT.................................   5,893        4,609      1,284     27.9%
EBITDA...............................   6,535        5,144      1,391     27.0%

OTHER ITEMS
Capital additions.................... $   449      $   329     $  120     36.3%
                                    At Sept. 30,   At Dec. 31,       Change
                                         1999         1998         $        %
Total assets......................... $ 6,907      $ 6,561     $  346      5.3%

REVENUES
Consumer services revenues decreased 4.7% and 3.8% for the three and nine-month periods ended September 30, 1999, respectively, compared with the same periods last year. Excluding AT&T WorldNet Service, revenues were down 5.1% and 4.3% for the three and nine-month periods ended September 30, 1999, respectively. Long distance calling volumes declined at a mid-single-digit rate for both periods. These results reflect the competitive nature of the consumer long distance industry. Lower revenues reflect the company's strategy to migrate higher-usage customers to optional calling plans in order to optimize the customer base for future growth.

In August 1999, AT&T introduced One Rate 7sm, a simple, convenient calling plan that allows consumers to make long distance calls 24 hours a day, seven days a week for seven-cents a minute. The plan requires a monthly fee of $5.95 that is reduced to $4.95 for customers who select AT&T as their intra-LATA provider. Initial customer response to One Rate 7 has exceeded expectations. In the first five weeks, nearly 2 million customers subscribed to the plan with over 60% choosing AT&T for intra-LATA service. New and existing Personal Network subscribers also receive the seven-cent rate on long distance calling as part of the bundled package.

Consumer WorldNet Service revenues increased 44.3% in the third quarter of 1999 over the prior year quarter to $79 million. Revenues increased 46.7% for the nine months ended September 30, 1999, to $220 million compared with the nine months ended September 30, 1998. AT&T WorldNet Service now serves 1.5 million residential subscribers, an increase of 44.8% from a year ago.

                                                         AT&T Form 10-Q - Part I
EBIT/EBITDA
EBIT and EBITDA for consumer services increased 23.3% and 22.9%, respectively, in the third quarter of 1999 compared with the third quarter of the prior year and increased 27.9% and 27.0%, respectively, for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. EBIT and EBITDA for consumer services excluding the first quarter 1999 gain on the sale of Language Line increased 24.5% and 24.1%, respectively, for the nine months ended September 30, 1999, over the same period last year. The increase for the quarter was driven primarily by lower negotiated settlement rates and cost reduction efforts, primarily in marketing spending. The increase for the year-to-date period, excluding the gain on the sale of Language Line, was driven primarily by cost reduction efforts, primarily in marketing spending and lower negotiated settlement rates.

OTHER ITEMS
Capital additions for consumer services were $191 million for the third quarter of 1999 and were $449 million for the nine months ended September 30, 1999. Capital additions were $130 million for the third quarter of 1998 and were $329 million for the nine months ended September 30, 1998. Spending in both years was primarily directed towards the long distance network.

Total assets increased $346 million, or 5.3%, to $6,907 million primarily associated with the purchase of SmarTalk in the first quarter of 1999. Also contributing to the increase was capital additions, partially offset by increased accumulated depreciation.

                                                         AT&T Form 10-Q - Part I

WIRELESS SERVICES
                                          Three months
                                             ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $        %
Revenues............................ $ 2,050      $ 1,420      $  630    44.2%
EBIT................................      69           47          22    48.1%
EBITDA excluding other income.......     404          264         140    53.3%

OTHER ITEMS
Capital additions................... $   676      $   208      $  468   226.2%
                                           Nine months
                                             ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $        %
Revenues............................ $ 5,490      $ 3,897      $1,593    40.9%
EBIT................................      93          261        (168)  (64.3)%
EBITDA excluding other income.......     935          750         185    24.7%

OTHER ITEMS
Capital additions................... $ 1,493      $   603      $  890   147.7%
                                    At Sept. 30,   At Dec. 31,      Change
                                        1999         1998         $        %
Total assets........................ $21,938      $19,115      $2,823    14.8%

REVENUES
Wireless services' revenues increased $630 million, or 44.2%, in the third quarter of 1999, and increased $1,593 million, or 40.9%, for the nine months ended September 30, 1999, compared with same periods last year. Wireless services' 1999 results include Vanguard Cellular Systems (Vanguard) since its acquisition on May 3, 1999, and 1998 results include our messaging business until the sale date of October 2, 1998. Adjusted to exclude both Vanguard and our messaging business, revenues grew 40.9% and 41.1% for the three and nine-month periods ended September 30, 1999, respectively, compared with the prior year periods. The growth for both periods was driven by the continued successful execution of AT&T's wireless strategy of targeting and retaining high-value subscribers, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans, which has resulted in increased subscribers and rising average revenue per subscriber.

                                                         AT&T Form 10-Q - Part I

AT&T continues to experience growth in wireless subscribers. Consolidated subscribers grew 34.8% from a year ago to approximately 9.2 million at September 30, 1999, including approximately 700 thousand subscribers from our acquisition of Vanguard and approximately 125 thousand subscribers from our acquisition of Honolulu Cellular Telephone Company (Honolulu) in August 1999. Net subscriber additions totaled 269 thousand during the third quarter, down 17.4% from the prior year quarter. Net subscriber additions declined as a result of a reduction in acquisition marketing efforts in some markets due to network capacity challenges and a supply shortage of digital multi-network phones in the quarter. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, were nearly 12 million at the end of the third quarter of 1999.

AT&T's focus on high-value subscribers has helped generate rising usage by customers and increased quarterly average revenue per user (ARPU). ARPU across all of AT&T's wireless markets was $67.9 in the third quarter, an increase of 14.9% from the third quarter of 1998 and a 2.6% increase from the second quarter of 1999. This represents the fourth consecutive quarter ARPU has increased over the prior year.

The company continues to rapidly migrate customers to digital service, generating more efficient use of the network while also reducing customer churn compared to analog service. At the end of the third quarter of 1999, 73.2% of AT&T's nearly 9.2 million consolidated subscribers were on digital service, up from 52.7% one year ago and up from 69.0% one quarter ago.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was $69 million for the quarter, an increase of $22 million over the prior year period. The increase is primarily due to higher revenues, partially offset by increased costs from higher off-network roaming expenses, increased customer care and customer acquisition costs and lower equity earnings. EBIT was $93 million for the nine months ended September 30, 1999, a decrease of 64.3% over the prior year period. Excluding the second quarter 1998 gain on the sale of SmarTone, EBIT decreased 41.1% for the nine months ended September 30, 1999, compared with the prior year period. The EBIT decline for the period was primarily due to increased costs from higher off-network roaming expenses, and increased customer care and customer acquisition costs associated with the high growth of subscriber additions. In addition, EBIT was also impacted by higher depreciation and amortization as a result of a larger asset base and lower equity earnings in the current period. EBITDA excluding other income was $404 million and $935 million, for the three and nine months ended September 30, 1999, respectively, representing increases of 53.3% and 24.7% over the prior year periods. The improvement for both periods was the result of revenue growth and an improving cost structure. These improvements occurred despite increased costs from higher off-network roaming and increased customer care spending.

                                                         AT&T Form 10-Q - Part I


Off-network roaming expenses continued to negatively impact results, but at a declining rate compared to earlier quarters, as initiatives have been introduced to aggressively capture more minutes on the AT&T network as well as reduce intercarrier roaming rates. AT&T continues to address off-network usage through capital expansion, acquisitions and affiliate launches. Capital expansion is underway within existing and new markets, including Columbus, Ohio; Omaha, Nebraska; San Diego, California; and certain Connecticut cities. In April 1999, we acquired Bakersfield Cellular. In May 1999, AT&T completed its merger with Vanguard, adding more than 700 thousand subscribers and increasing AT&T's wireless coverage in suburban and rural markets in the Ohio Valley and Northeastern U.S. In August 1999, AT&T completed its acquisition of Honolulu, adding approximately 125 thousand customers and providing its mainland customers with wireless services in Honolulu and Maui. Partnership affiliations with Cincinnati Bell Wireless, Triton PCS Holdings, Inc., Telecorp PCS, Inc. and Tritel Inc. further expand AT&T's Time Division Multiple Access (TDMA) footprint. Intercarrier roaming rates have also declined significantly as a result of renegotiated roaming agreements and the deployment of Intelligent Roaming Database (IRDB) technology, which assists in identifying favorable roaming partners in areas not included in our wireless network. All of these efforts have resulted in a 20% and 10% reduction in average incollect rate per minute for the third quarter of 1999 and for nine months ended September 30, 1999, respectively, compared with the same periods last year.

OTHER ITEMS
Capital additions increased $468 million, or 226.2%, in the third quarter of 1999, compared with the third quarter of 1998. Capital additions increased $890 million, or 147.7%, for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. These increases were the result of additional spending to upgrade and increase capacity in existing markets, as well as to expand our national footprint.

Total assets increased $2,823 million, or 14.8%, to $21,938 million at September 30, 1999, from December 31, 1998, primarily due to increases in goodwill, licensing costs and property, plant and equipment associated with our acquisitions of Vanguard, Honolulu and Bakersfield Cellular. In addition, higher net property, plant and equipment as a result of capital expenditures and increased accounts receivable associated with higher revenues also contributed to the increase in assets.

                                                         AT&T Form 10-Q - Part I

BROADBAND & INTERNET SERVICES

                                                         Date of
                                    Three months       acquisition
                                       ended             through
                                    September 30,      September 30,
Dollars in millions                     1999               1999
Revenues............................  $1,442            $ 3,344
EBIT................................    (530)            (1,763)
EBITDA excluding other income.......     389                263

OTHER ITEMS
Capital additions...................  $1,007            $ 2,155

                                         At September 30,
                                               1999
Total assets........................         $55,941

REVENUES
Revenues were $1,442 million for the third quarter of 1999 and were $3,344 million from the date of acquisition through September 30, 1999.

Broadband & Internet services ended the third quarter of 1999 with 11.4 million basic cable customers passing 19.4 million homes. AT&T had approximately 1.7 million Digital Cable customers. The high-speed cable Internet service, AT&T@Home, had approximately 113,600 customers at the end of the third quarter compared with approximately 82,800 at the end of the second quarter.

AT&T holds equity interests in Excite@Home and Cablevision. At September 30, 1999, AT&T owned 94.5 million shares of Excite@Home, representing an approximate 26% economic interest, and 48.9 million shares of Cablevision, representing an approximate 32% economic interest. In the fourth quarter of 1999, Excite@Home agreed to acquire an online greeting card company. Upon completion of the merger, it is expected that AT&T's economic interest in Excite@Home will be further diluted.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $530 million for the third quarter of 1999 and a deficit of $1,763 million since acquisition in early March of 1999. EBITDA excluding other income was $389 million for the third quarter of 1999 and $263 million since acquisition. Included in AB&IS year-to-date results was a $594 million first quarter 1999 charge for in-process research and development and a second quarter 1999 charge of $50 million related to a contribution agreement entered into by AB&IS to satisfy certain liabilities of Phoenixstar.

OTHER ITEMS
Total assets were $55,941 million at September 30, 1999.

Capital additions of $1,007 million for the third quarter of 1999 and $2,155 million since the date of acquisition through September 30, 1999, comprised primarily of spending on cable distribution systems which focused primarily on upgrading the plant bandwidth.

                                                         AT&T Form 10-Q - Part I

OTHER AND CORPORATE
                                           Three months
                                              ended
                                           September 30,           Change
Dollars in millions                     1999        1998         $        %
Revenues............................ $   888     $   369     $  519    141.9%
EBIT................................    (272)        342       (614)  (179.2)%
EBITDA..............................     (81)        462       (543)  (117.5)%

OTHER ITEMS
Capital additions................... $   944     $   167     $  777    471.2%
                                           Nine months
                                             ended
                                          September 30,            Change
Dollars in millions                     1999        1998         $        %
Revenues............................ $ 1,846     $   893     $  953    107.2%
EBIT................................   (702)     (3,002)     2,300     76.6%
EBITDA..............................   (221)     (2,646)     2,425     91.7%

OTHER ITEMS
Capital additions................... $ 1,489     $   425     $1,064    250.6%
                                    At Sept. 30, At Dec. 31,      Change
                                        1999        1998        $        %
Total assets........................ $18,209     $12,459     $5,750     46.1%

REVENUES
Revenues increased $519 million, or 141.9%, in the third quarter of 1999 compared with the same quarter last year. Excluding the impacts of AGNS, revenues for the third quarter of 1999 were $432 million, an increase of 17.8% from the same quarter a year ago. Revenue growth was primarily driven by AT&T Solutions as a result of the continued strength of the outsourcing business. These increases were partially offset by an increase in the elimination of intercompany revenues. Revenues increased $953 million, or 107.2%, for the nine months ended September 30, 1999, compared with the same period last year. Excluding the impacts of AGNS, revenues increased $282 million, or 31.9%, for the nine months ended September 30, 1999, compared with the same period in the prior year. The increase was primarily driven by the growth in AT&T Solutions and international operations and ventures. These increases were partially offset by an increase in the elimination of intercompany revenues and the sale of ASCC in 1998.

                                                         AT&T Form 10-Q - Part I

The elimination of revenues and profit generated by the sale of services between segments is primarily a result of the sale of business long distance services to other AT&T units. Revenues eliminated in the quarter were $427 million, an increase of 93.6% from the third quarter of 1998. Revenues eliminated through September 30, 1999, year-to-date were $1,124 million, an increase of 57.0% from the prior year. The increase in eliminated revenues is primarily due to an increase in business services sales to AT&T Solutions, including the impact of AGNS, and wireless services.

EBIT/EBITDA
EBIT and EBITDA decreased $614 million, or 179.2%, and $543 million, or 117.5%, in the third quarter of 1999 compared with the prior year quarter. Excluding the third quarter 1999 gain on the sale of a portion of AT&T's equity interest in AT&T Canada and the third quarter 1998 restructuring and other charge benefit, EBIT and EBITDA decreased $207 million and $136 million, or 118.7% and 248.6%, respectively, from the third quarter of 1998. The decline was primarily driven by higher interest income in 1998 and distributions on trust preferred securities in 1999. In addition, EBIT was negatively impacted and EBITDA positively impacted by AGNS.

EBIT and EBITDA improved $2,300 million, or 76.6% and $2,425 million, or 91.7%, respectively, for the nine months ended September 30, 1999, compared with the same period last year. Excluding the restructuring and other charges, the 1999 gains on the sales of a portion of AT&T's ownership in AT&T Canada and WOOD-TV and the first quarter 1998 gains on the sales of ASCC and LIN-TV, EBIT was flat for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998, and EBITDA improved $125 million, or 26.0%, for the same period. Savings from cost control initiatives and lower equity losses for international operations and ventures were offset by lower interest income and distributions on trust preferred securities. In addition, EBIT was negatively impacted and EBITDA was positively impacted by AGNS.

                                                         AT&T Form 10-Q - Part I

OTHER ITEMS
Capital additions increased $777 million, or 471.2%, in the third quarter of 1999 compared with the third quarter of last year. Capital additions increased $1,064 million, or 250.6% for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998, primarily due to increased investment in international operations and ventures' nonconsolidated subsidiaries.

Total assets at September 30, 1999, were $18,209 million compared with $12,459 million at December 31, 1998, which represents a 46.1% increase. The increase was primarily due to goodwill associated with AGNS.

AT&T SOLUTIONS
AT&T Solutions is our outsourcing, network-management and professional-services business. AT&T Solutions is comprised of the Solutions outsourcing unit, the internal AT&T Information Technology Services unit, and the recently acquired AGNS. During the third quarter of 1999, AT&T completed additional portions of the acquisition in Canada, New Zealand, Korea, Hong Kong, South Africa and Isreal. The results of AT&T Solutions are included in the other and corporate group.

                                          Three months
                                             ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $       %
Revenues............................  $  983       $  285     $  698    245.1%
EBIT................................     (23)          18        (41)  (222.7)%
EBITDA..............................     117           88         29     32.3%

OTHER ITEMS
Capital additions...................  $  152       $   51     $  101    199.8%
                                          Nine months
                                             ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $       %
Revenues............................  $1,989       $  765     $1,224    159.9%
EBIT................................     (30)          14        (44)  (312.4)%
EBITDA..............................     296          219         77     35.1%

OTHER ITEMS
Capital additions...................  $  228       $  108     $  120    112.5%
                                    At Sept. 30,   At Dec. 31,      Change
                                        1999         1998         $       %
Total assets........................  $6,774       $1,023     $5,751    562.1%

REVENUES
AT&T Solutions grew revenues 245.1% for the third quarter of 1999 and 159.9% for the nine months ended September 30, 1999, to $983 million and $1,989 million, respectively, compared with the corresponding prior year periods. Excluding the impact of AGNS, revenues grew 47.8% for the quarter and 49.5%, for the nine months ended September 30, 1999, to $421 million and $1,144 million, respectively. The growth for both periods was the result of new contracts signings and growth from existing clients. In addition, AT&T Solutions manages AT&T's internal network infrastructure and generated approximately $421 million in internal billings in the third quarter and $1,273 million for the nine months ended September 30, 1999, which were recorded as a reduction to AT&T Solutions' expenses (cost recovery).

                                                         AT&T Form 10-Q - Part I


AT&T Solutions, with more than 30,000 clients, including IBM, CitiGroup, McGraw-Hill, Bank One, United Health Group, Textron, J.P. Morgan, Merrill Lynch, and MasterCard International, has the potential for more than $11 billion in outsourcing revenues over the life of the signed contracts.

EBIT/EBITDA
EBIT and EBITDA were a deficit of $23 million and income of $117 million for the third quarter of 1999, respectively, including AGNS. For the nine months ended September 30, 1999, EBIT and EBITDA were a deficit of $30 million and income of $296 million, respectively. Excluding the impact of AGNS, EBIT and EBITDA were a positive $24 million and $94 million for the third quarter of 1999, respectively, an improvement over $18 million and $88 million, respectively, reported in the corresponding prior year quarter. EBIT and EBITDA were $45 million and $260 million on this basis for the nine months ended September 30, 1999, an improvement over $14 million and $219 million for the nine months ended September 30, 1998. Excluding AGNS, the improvement for both periods was primarily due to revenue growth in AT&T Solutions' outsourcing unit combined with improving margins. On a year-to-date basis, the improvement was partially offset by a lower EBIT margin on internal services billed.

OTHER ITEMS
Capital additions for the third quarter of 1999 were $152 million, an increase of 199.8% over the third quarter of 1998. Capital additions for the nine months ended September 30, 1999, were $228 million, an increase of 112.5% over the corresponding prior year period. The increases were primarily due to the addition of client support equipment.

Total assets increased $5,751 million, or 562.1%, from December 31, 1998, due primarily to goodwill and other intangible assets associated with AGNS as well as higher accounts receivable.

INTERNATIONAL OPERATIONS AND VENTURES
International operations and ventures include consolidated foreign operations such as frame relay services in the UK, ACC, the company's international carrier services businesses and international online services. The equity earnings or losses of AT&T's nonconsolidated international joint ventures and alliances, such as Alestra in Mexico, AT&T Canada Corp., Rogers Cantel and Japan Telecom are also included. The results of international operations and ventures are included in the other and corporate group.

                                         Three months
                                            ended
                                        September 30,               Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $  316       $  288       $ 28      9.8%
EBIT................................      84          (48)       132    273.7%
EBITDA..............................      99          (31)       130    423.7%

OTHER ITEMS
Capital additions...................  $  690       $   39       $651      NMF

                                                         AT&T Form 10-Q - Part I
                                           Nine months
                                              ended
                                          September 30,             Change
Dollars in millions                     1999         1998         $        %
Revenues............................  $  941       $  739       $202     27.4%
EBIT................................    (105)        (174)        69     39.7%
EBITDA..............................     (52)        (119)        67     56.5%

OTHER ITEMS
Capital additions...................  $1,047       $  104       $943      NMF
                                    At Sept. 30,   At Dec. 31,      Change
                                        1999         1998         $        %
Total assets........................  $2,538       $1,915       $623     32.6%

REVENUES
Revenues grew 9.8% in the third quarter of 1999 to $316 million and grew 27.4% to $941 million for the nine months ended September 30, 1999, compared with the corresponding periods in 1998. Revenue growth for both periods was led by international carrier services and frame relay services due to increased volumes. A decline in ACC revenues due to the merger of ACC Canada with AT&T Canada Corp., which is now accounted for as an equity investment, partially offset the increase in revenues for the quarter. Revenue growth rates have also been impacted by the divestment of certain nonstrategic businesses.

EBIT/EBITDA
EBIT and EBITDA improved in the third quarter of 1999 by $132 million and $130 million, respectively, compared with the same period in 1998 due primarily to a gain on the sale of a portion of AT&T's ownership interest of AT&T Canada to BT. Excluding this gain, EBIT and EBITDA improved in the third quarter of 1999 by $22 million and $20 million, respectively, due primarily to an improving financial performance in ventures and alliances. The divestment of certain nonstrategic businesses and improved performance in international carrier services and frame relay services also contributed to the improvement. These increases were partially offset by costs related to the preparation of Concert.

                                                         AT&T Form 10-Q - Part I

EBIT and EBITDA improved for the nine months ended September 30, 1999, by $69 million to a deficit of $105 million and by $67 million to a deficit of $52 million, respectively, compared with the same period in 1998. Excluding the third quarter gain on the sale of a portion of AT&T's ownership interest in AT&T Canada and the year-to-date net charge related to the exit of joint ventures that would have competed directly with Concert, EBIT and EBITDA improved during the period by $87 million and $85 million, respectively, primarily driven by an improving financial performance in ventures and alliances. The divestment of certain nonstrategic businesses and improved performance in frame relay and international carrier services also contributed to the improvement. These increases were partially offset by costs related to the preparation of Concert.

OTHER ITEMS
Capital additions increased $651 million to $690 million in the third quarter of 1999 and increased $943 million to $1,047 million for the nine months ended September 30, 1999, compared with the same periods last year. The increases were primarily due to increased investments in nonconsolidated subsidiaries.

Total assets were $2,538 million at September 30, 1999, compared with $1,915 million at December 31, 1998. The increase was primarily driven by additional investments in nonconsolidated subsidiaries partially offset by the divestment of certain nonstrategic businesses.

                                                         AT&T Form 10-Q - Part I

LIBERTY MEDIA GROUP RESULTS
LMG produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Although LMG is wholly owned by AT&T, it is accounted for as an equity investment in the accompanying consolidated financial statements since AT&T does not have a controlling financial interest for financial reporting purposes in LMG. Equity losses from LMG were $217 million for the third quarter of 1999 and $818 million for the period from the date of acquisition through September 30, 1999.

On July 7, 1999, Liberty Media Corporation (a company in the Liberty Media Group) and The Associated Group, Inc. (Associated) signed a definitive merger agreement pursuant to which LMG will acquire Associated in an all-stock, tax-free transaction valued at approximately $3 billion. Under the agreement, Associated shareowners would receive an aggregate of approximately 51,778,920 shares of Class A Liberty Media Group tracking stock, subject to adjustment, and an aggregate of approximately 19,719,274 shares of AT&T common stock. The AT&T common stock issued is equal to the number of AT&T shares held by Associated that will be dividended to AT&T and will be retired. In addition, Associated also owns 23.4 million shares of LMG Class A tracking stock and 5.3 million shares of Class B tracking stock that will become treasury stock. A proxy statement/prospectus was filed with the SEC on October 29, 1999. Upon approval of the stockholders of Associated, as well as the FCC and other authorities, the transaction is expected to be completed during the first quarter of 2000.

On September 28, 1999, LMG announced that the Board of Directors of AT&T approved the repurchase from time to time of up to 135 million shares of Liberty Media Group Class A or Class B tracking stock.

                                                         AT&T Form 10-Q - Part I

LIQUIDITY
                                                       Nine months
                                                          ended
                                                       September 30,
Dollars in millions                                   1999      1998
CASH FLOW OF CONTINUING OPERATIONS:
  Provided by operating activities..............  $  7,237  $  6,998
  (Used in) provided by investing activities....   (21,353)    6,808
  Provided by (used in) financing activities....    10,956   (10,026)

EBITDA* ........................................  $ 13,748  $  8,914

         * Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1999, includes restructuring and other charges, net, of $702 million, a $153 million pretax gain on the sale of Language Line, a $110 million pretax gain on the sale of a portion of AT&T's equity interest in AT&T Canada, an $88 million pretax gain on the sale of WOOD-TV and the equity losses associated with our nonconsolidated investments in Excite@Home and Cablevision. EBITDA for the nine months ended September 30, 1998, includes restructuring and other charges, net, of $2,827 million, pretax gains from the sales of ASCC of $350 million, LIN-TV of $317 million and SmarTone of $103 million. EBITDA excludes the results of LMG.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 1999, was $7,237 million. This represents an increase of $239 million compared with the nine months ended September 30, 1998. The increase was driven primarily by an increase in operating net income excluding depreciation and amortization, offset by an increase in the 1999 tax payment of approximately $1.4 billion primarily related to the gain on the sale of UCS and an increase in accounts receivable.

AT&T's investing activities resulted in a net use of cash of $21,353 million for the nine months ended September 30, 1999, compared with a net source of cash of $6,808 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, AT&T used $8.8 billion for capital expenditures, transferred $5.5 billion of cash to LMG, purchased portions of AGNS for $4.9 billion and loaned $1.5 billion to MediaOne Group, Inc. (MediaOne) to pay termination fees to Comcast Corporation (Comcast). During the nine months ended September 30, 1998, we received $5.7 billion as a settlement of a receivable in conjunction with the sale of UCS as well as $3.5 billion in proceeds from the sale. Also in 1998, we received a total of $1.6 billion in proceeds from the sales of LIN-TV, ASCC and SmarTone. Our capital spending of $5.1 billion was the primary use of cash during the nine months ended September 30, 1998.

                                                         AT&T Form 10-Q - Part I

During the nine months ended September 30, 1999, the net cash provided by financing activities was $10,956 million compared with cash used in financing activities of $10,026 million for the nine months ended September 30, 1998. During the first nine months of 1999, AT&T received $8.4 billion of cash from 1999 bond issuances, $6.3 billion from the issuance of commercial paper and short-term debt, and $5.0 billion from the issuance of convertible securities and warrants to Microsoft Corporation (Microsoft). Significant uses of cash were $3.9 billion to fund the share repurchase program, $2.1 billion to retire commercial paper and other short-term debt, and $2.0 billion to pay dividends on common stock. In the first nine months of 1998, cash used in financing activities was largely attributable to the pay down of commercial paper and debt, and the repurchase of approximately $3 billion of AT&T common stock.

EBITDA is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA increased $333 million, or 7.0%, to $5,060 million for the third quarter of 1999 compared with the same period last year. EBITDA increased $4,834 million, or 54.2%, to $13,748 million for the nine months ended September 30, 1999, compared with the same period in 1998. Excluding AB&IS, AGNS, the restructuring and other charges, and gains on sales of businesses in 1999 and 1998, EBITDA increased 25.1% to $13,723 million in the first nine months of 1999 from $10,971 million for the first nine months of 1998. The increase was primarily due to increased revenues and improved margins in business services and cost reductions in consumer services.



EURO CONVERSION
On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's currency (Euro). The transition period is anticipated to extend through July 1, 2002. We have assessed the impact of the conversion on information-technology systems, currency exchange rate risk, derivatives and other financial instruments, continuity of material contracts as well as income tax and accounting issues. To date, the conversion has not had nor do we expect the conversion during the transition period to have a material effect on our consolidated financial statements.

                                                         AT&T Form 10-Q - Part I

FINANCIAL CONDITION Total assets increased $102,256 million, or 171.7%, to $161,806 million at September 30, 1999, compared with December 31, 1998. The increase in total assets was due primarily to the impact of AB&IS, which resulted in franchise costs, an investment in LMG, increased other investments including Cablevision, Excite@Home and Lenfest Communications, Inc., and the addition of over $6 billion to property, plant and equipment. In addition, we recognized goodwill related to AGNS. Other assets increased $1.5 billion representing the Comcast break-up fee loaned to MediaOne by AT&T. These increases were partially offset by a net decrease in cash, which was used to partially fund capital expenditures during the period and the first quarter share repurchase, as well as AGNS.

Total liabilities increased $44,377 million, or 130.8%, to $78,296 million at September 30, 1999, compared with December 31, 1998. The increase was due primarily to AB&IS, particularly deferred income taxes and debt, the $8.5 billion in bond offerings and the issuance of $6.3 billion of short-term debt. These increases were partially offset by the retirement of $2.1 billion of long-term debt.

Included within "Minority Interest in Equity of Consolidated Subsidiaries" is Class A Senior Cumulative Exchangeable Preferred Stock of TCI Pacific Communications, Inc. (Pacific) and TCI Class B Preferred Stock. At September 30, 1999, the amount of preferred stock and accumulated dividends of Pacific and Class B preferred, respectively, were an aggregate $2.1 billion and $149 million.

In addition, AT&T issued $5.0 million of quarterly convertible income preferred securities (recorded net of a $0.3 million discount) to Microsoft.

Total shareowners' equity increased $49,241 million, or 192.9%, to $74,763 million at September 30, 1999, compared with December 31, 1998. The increase was due primarily to the issuance of shares related to AB&IS, partially offset by shares repurchased.

                                                         AT&T Form 10-Q - Part I

AT&T Group's ratio of total debt to total capital at September 30, 1999, was 42.6% compared with 20.9% at December 31, 1998. Equity includes the $5 billion convertible securities issued to Microsoft and debt includes $1.6 billion of non-convertible securities issued by TCI's subsidiary trusts. The increase was primarily driven by an increase in debt associated with AB&IS and $8.5 billion of bond issuances in 1999, partially offset by a higher equity base. AT&T Group's net debt-to-operational EBITDA was 1.69X at September 30, 1999, compared with 0.24X at December 31, 1998.

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

Assuming a 10% downward shift in interest rates at September 30, 1999, the potential loss for changes in fair value of unhedged debt would have been $1.0 billion.

RECENT PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T this means that the standard must be adopted no later than January 1, 2001. Management does not expect the adoption of this standard to have a material impact on AT&T's results of operations, financial position or cash flows.

                                                         AT&T Form 10-Q - Part I

YEAR 2000
AT&T is preparing its systems and applications for the year 2000 (Y2K). The issue our Y2K program addresses is the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. The potential for failures and errors spans all aspects of our business, including computer systems, voice and data networks, and building infrastructures. We are also faced with addressing interdependencies with our suppliers, connecting carriers and major customers, all of whom face the same issue.

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

As of September 30, 1999, AT&T's network services and AT&T-developed applications and their external interfaces are year 2000 compliant. This means they have been assessed for year 2000 impacts, repaired if necessary, tested and fully deployed. Within the IT-infrastructure category, some non-critical desktops remain to be certified and a small number of sites remain to be certified in the non-IT infrastructure category. The certification of the remaining desktops and sites is expected to be completed in November 1999. The status of AB&IS' Y2K program is discussed separately from the existing AT&T program. All targets cited herein also exclude information regarding pending acquisitions, whose programs continue to be evaluated and planned for integration into the overall AT&T Y2K program.

Program Status
AT&T now has over 3,500 applications that (1) directly support AT&T's voice and data telecommunications services (including wired and wireless); (2) are critical to the provisioning, administration, maintenance and customer service/support related to our telecommunications services; and (3) support our sales and marketing organizations, other AT&T services and internal administrative functions. These applications represent over 385 million lines of code. As of September 30, 1999, these applications are 100% complaint.

With respect to external (third-party) interface assessment, formal letters were sent to about 2,000 domestic telecommunications companies and international telecommunications authorities to request information on their Y2K plans and targets for compliance. We have identified over 1,000 different types of third-party interfaces and about 10,000 total instances of those types. As of September 30, 1999, AT&T is 100% complete with Y2K certification of external interfaces.

                                                         AT&T Form 10-Q - Part I

The AT&T network is critical to providing top-quality, reliable service to AT&T customers. As of September 30, 1999, the assessment, repair and certification phases of the operation-support systems (OS) were 100% complete and these systems are now fully deployed. In addition to the AT&T-developed applications supporting the network, AT&T has inventoried about 2,000 unique types (manufactured/model combinations) of externally purchased network elements (NE) including switches, routers, network-control points and signal-transfer points. Additional Y2K testing is conducted to independently verify supplier claims of compliance. All of the NEs are now certified. After OS/NE certification is complete, AT&T performs integration testing to verify Y2K certification of NEs in conjunction with the associated OS applications. Such integration testing is 100% completed, and all of the NEs are fully deployed.

The IT infrastructure category addresses not only the computing platforms that are critical to the AT&T-developed applications, but also the common modules, communications protocols, the internal AT&T wide-area and local-area networks, desktop hardware/software and the internal voice network. As of September 30, 1999, AT&T was 100% compliant in computing platforms, about 95% compliant in desktops, 100% compliant in voice systems and adjuncts, and 100% compliant in data networks. The desktops that still remain to be validated as Y2K compliant are not in customer-affecting areas. Based on the experience with the desktops already verified as compliant, it is likely that many of the remaining desktops may only require software "patches" or minimal upgrades to be made compliant. We anticipate that we will complete the validation process by the end of November 1999.

The non-IT infrastructure focuses on the energy- and environment-management systems that are critical to various computer systems, as well as safety, security and operations. This aspect of the Y2K program encompasses more than 18,000 sites, including thousands of repeater huts, radio towers and wireless cell sites. As of September 30, 1999, 100% of all sites completed inventory and assessment and about 97% are compliant (or not impacted). The small number of sites that still remain to be certified as compliant are anticipated to be completed by mid-November 1999.

In addition, AT&T has virtually completed network interoperability tests with a variety of domestic and international testing partners, with the remaining two tests scheduled to be completed in November. These tests are designed to exercise the network across a range of our vendors, and across a range of AT&T voice, private line, and data services. We have also completed testing with key customer and industry segments, including the financial community, insurance, power utilities, the federal government and others. All test results to date have been positive.

Similar to AT&T's Y2K program, the AB&IS program has a four-phased approach to determining the readiness of systems for Y2K, namely: assessment, remediation, testing and implementation. As of September 30, 1999, critical cable delivery systems and customer services are Y2K compliant. We anticipate completion of all remaining phases of AB&IS' program by mid-November. AB&IS is also continuing its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continue to communicate with significant business partners and affiliates to assess such partners' and affiliates' Y2K status.

                                                         AT&T Form 10-Q - Part I

Costs
We have expended approximately $675 million since inception in 1997 on all phases of the Y2K project. This figure included approximately $76 million of costs incurred during the third quarter of 1999, of which approximately $11 million represented capital spending for upgrading and replacing non-compliant computer systems and network components. Less than half of the 1999 costs incurred to date represent internal IT resources that have been redeployed from other projects and are expected to return to these projects upon completion of the Y2K project. We anticipate remaining Y2K costs for 1999, inclusive of approximately $25 million projected expenditures associated with completing the AB&IS program, will be approximately $64 million. This projection includes approximately $21 million of capitalized costs. The remaining projected expenditures will consist primarily of continued independent verification and validation; contingency planning testing; completion of document retention requirements and continued communications expansion and enhancement.

Risk Assessment
We have assessed our business exposure that would result from a failure of our Y2K program, as well as those of our suppliers, connecting carriers and major customers. Such failures would result in business consequences that could include failure to be able to serve customers, loss of network functionality, inability to render accurate bills, lost revenues, harm to the AT&T brand, legal and regulatory exposure, and failure of management controls. Although we believe that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse effect on our business, financial condition or results of operations.

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

We are planning to proactively stage supplemental power, fuel, water, heating, air-conditioning and ventilation sources to support critical business operations and personnel requirements.

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

AT&T continues to monitor the progress of over 50 countries who represent a significant revenue source. Based on assessments aggregated by the Network Reliability and Interoperability Council, the outlook for Y2K readiness for these countries and their carriers continues to improve. Network interoperability testing results also support this view.

To maintain a state of readiness and further protect against potential Y2K-related service disruptions, AT&T is instituting a special "quiet period" from December 1, 1999 through January 15, 2000. During this period, no new software or hardware will be introduced into the network or support systems. Provisioning and scheduled maintenance will also be limited.

                                                         AT&T Form 10-Q - Part I

OTHER MATTERS On April 30, 1999, AT&T completed its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or "AGNS") and its assets in the United States. The acquisition is occurring in phases throughout 1999 as legal and regulatory requirements are met in each of the 59 countries in which the business operates. As of the end of the third quarter, we had completed acquisitions representing approximately 95% of the revenues generated by businesses which comprise AGNS. The acquisition has been accounted for as a purchase. Accordingly, the operating results of AGNS have been included in the accompanying consolidated financial statements since the date of acquisition. Intangible assets of approximately $4.1 billion including customer lists and the excess of the purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over periods ranging from five to 30 years. The pro forma impact of AGNS on historical AT&T results are not material.

On May 28, 1999, At Home Corporation consummated a merger agreement with Excite, Inc. (Excite), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, At Home Corporation issued approximately 116 million shares of its common stock for all of the outstanding common stock of Excite. As a result, AT&T's economic interest in At Home Corporation (Excite@Home) decreased from 38% to 26% following the merger. Due to the resulting increase in Excite@Home's equity after the merger, net of the dilution of AT&T's ownership interest in Excite@Home, AT&T recorded an increase to additional paid-in capital of $488 million at September 30, 1999. In the fourth quarter of 1999, Excite@Home agreed to acquire an online greeting card company. Upon completion of that merger, AT&T will record additional amounts to its additional paid-in capital as the share of its ownership of Excite@Home is diluted. At September 30, 1999, AT&T owned 94.5 million shares of Excite@Home common stock and has an approximate 58% voting interest on certain matters.

On August 2, 1999, AT&T completed its acquisition of Honolulu Cellular Telephone Company from BellSouth.

In August 1999, AT&T and British Telecommunications plc (BT) jointly acquired a 33.3% stake in Rogers Cantel Mobile Communications Inc. (Rogers Cantel) in Canada for approximately $934 million in cash. The investment is owned equally by AT&T and BT. Rogers Cantel is Canada's largest mobile company serving two million customers from coast to coast. Rogers Cantel provides a complete range of wireless solutions including cellular, paging and interactive messaging, digital PCS and wireless data services marketed under the co-brand Cantel AT&T. Also in August 1999, AT&T sold 30% of its 31% ownership interest in AT&T Canada to BT for approximately $402 million resulting in a $110 million pretax gain and a 22% beneficial ownership by AT&T. AT&T and BT both contributed their ownership interest of AT&T Canada to a joint venture that is 70% owned by AT&T and 30% owned by BT.

On September 2, 1999, AT&T and BT acquired a 30% stake in Japan Telecom for $1.83 billion.

The previously announced global venture between AT&T and BT has received approval from the Federal Communication Commission (FCC), the U.S. Justice Department and the European Commission. The venture, which will be called Concert, will combine transborder assets and operations of each company and will be equally owned by both companies when operations begin. The venture is expected to be completed in the fourth quarter of 1999 and to begin operations on January 1, 2000.

                                                         AT&T Form 10-Q - Part I

SUBSEQUENT EVENTS
On October 6, 1999, AT&T and Dobson Communications Corporation (Dobson) announced the signing of a definitive agreement to acquire American Cellular Corporation through a newly created joint venture for $2.32 billion. Dobson will be responsible for day to day management of the joint venture, which will be equally owned and jointly controlled by Dobson and AT&T. The acquisition will be funded with non-recourse bank debt by the joint venture and cash equity contributions of up to $370 million from each of the two partners. The Board of Directors of AT&T, Dobson and American Cellular have approved the transaction. The acquisition, which is expected to close in the first quarter of 2000, is subject to approval by American Cellular's shareowners, as well as federal regulatory and certain other conditions.

On October 21, 1999, shareowners of MediaOne Group, Inc. (MediaOne) unanimously voted in favor of the proposed merger between AT&T and MediaOne, pursuant to a definitive merger agreement entered into on May 6, 1999. In accordance with the agreement, AT&T will purchase each share of MediaOne common stock for $85.00 per share consisting of 0.95 of a share of AT&T common stock plus $30.85 in cash. In addition, the agreement provides for an increase in the amount of cash received per share of MediaOne common stock to the extent that AT&T's stock price was less than $57.00 per share. The additional amount of cash which may be received is limited to $5.42 per share. AT&T plans to issue approximately 613 million shares in the transaction. Upon receipt of regulatory and other approvals, the merger is expected to close in the first quarter of 2000.

On November 1, 1999, AT&T announced its plans to form a new public company, to be named AT&T Latin America, that will merge the operations of Netstream, the competitive local exchange company AT&T is acquiring in Brazil, and FirstCom, a publicly traded company with competitive telecommunications operations in Chile, Columbia and Peru. AT&T, together with Promon Tecnologia, its Brazilian partner, will contribute Netstream and $70 million in cash. AT&T will own approximately 60% of the company, owning Class B shares, with 10 votes per share. The transaction has been approved by both AT&T's and FirstCom's Board of Directors. Upon approval by FirstCom shareowners as well as regulatory and other approvals, the transaction is expected to close in the first quarter of 2000. AT&T Latin America intends to apply for listing on the NASDAQ stock market.

On November 5, 1999, WORLDxCHANGE Communications announced the acquisition of ACC in Europe (ACC) from AT&T. The agreement includes ACC's principal operations in the United Kingdom, as well as ACC's operating companies in France, Germany and Italy. AT&T believes it will record a pretax loss in the range of $150 million to $200 million on the sale.

LEGISLATIVE AND REGULATORY DEVELOPMENTS On October 8, 1999, the Federal Communications Commission (FCC) adopted amendments to its cable attribution rules which eased restrictions on its horizontal ownership limitations. In 1993 the FCC had adopted rules which limited the number of households passed by a single cable operator to 30% of households passed by all cable operators. The amendments affirmed the 30% limit but changed the applicable measurement from households passed to subscribers. In addition, the FCC expanded the base of total subscribers to include those served by alternative multichannel video programming distributors, such as direct broadcast satellite. The FCC stated that the 30% limit on total subscribers equated to 36.7% of cable subscribers.
In addition, the FCC also exempted from a cable operator's attributable subscribers those served by systems that the cable operator overbuilds in an incumbent cable franchise territory after October 20, 1999. The FCC retained the 5% voting equity threshold for attribution, and adopted a rule which would treat as attributable any interest that exceeds 33% of the total asset value (equity plus debt) of the entity. The FCC stayed enforcement of the new rules until the D.C. Circuit Court of Appeals decides upon the pending challenge to the cable attribution rules.

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

                      99.1 Liberty Media Group Financial Results for the Quarter and Year-to-Date Periods Ended September 30, 1999

                      99.2 Tele-Communications, Inc. Financial Results for the Quarter and Year-to-Date Periods Ended September 30, 1999

(b)           Reports on Form 8-K

              Form 8-K dated September 2, 1999, was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

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



Date:  November 12, 1999

                                                                  AT&T Form 10-Q



                                  Exhibit Index


Exhibit
Number



12                             Computation of Ratio of Earnings to Fixed Charges

27                             Financial Data Schedule

99.1 Liberty Media Group Financial Results for the Quarter and Year-to-Date Periods Ended September 30, 1999

99.2 Tele-Communications, Inc. Financial Results for the Quarter and Year-to-Date Periods Ended September 30, 1999