Form 10-K
period 1999-12-31
AT&T CORP
filed 2000-03-27
CIK 5907

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 29, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $157 billion. At February 29, 2000, 3,194,755,604 shares of AT&T common stock, 1,181,420,568 shares of Class A Liberty Media Group tracking stock and 103,117,226 shares of Class B Liberty Media Group tracking stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the registrant's annual report to shareholders for the year ended December 31, 1999 (Part II)
(2) Portions of the registrant's definitive proxy statement dated March 27, 2000 issued in connection with the annual meeting of shareholders (Part III)

                                   SCHEDULE A

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered

Common Shares                                 #      New York, Boston, Chicago,
   (Par Value $1 Per Share)                   ####   Philadelphia and Pacific
                                              #      Stock Exchanges
                                              #
                                              #
Class A Liberty Media Group Tracking          #
   Shares (common, Par Value $1 Per Share)    #
                                              ####   New York Stock Exchange
Class B Liberty Media Group Tracking          #
   Shares (common, Par Value $1 Per Share)    #
                                              #
                                              #
                                              #
Thirty-Five Year 5-1/8% Debentures, due       #
  April 1, 2001                               #
                                              #
Ten Year 7-1/8% Notes, due January 15, 2002   #
                                              #
Three Year 61/2% Notes due September 15, 2002 #
                                              #
Five Year 5 5/8% Notes due March 15, 2004     #
                                              #
Ten Year 6-3/4% Notes, due April 1, 2004      #
                                              #
Ten Year 7% Notes, due May 15, 2005           #
                                              #
Twelve Year 7-1/2% Notes, due June 1, 2006    ###### New York Stock Exchange
                                              #
Twelve Year 7-3/4% Notes, due March 1, 2007   #
                                              #
Ten Year 6% Notes due March 15, 2009          #
                                              #
Thirty Year 8-1/8% Debentures, due            #
  January 15, 2022                            #
                                              #
Thirty Year 8.35% Debentures, due             #
  January 15, 2025                            #
                                              #
Thirty-Two Year 8-1/8% Debentures, due        #
  July 15, 2024                               #
                                              #
Thirty Year 61/2% Notes due March 15, 2029    #
                                              #
Forty Year 8-5/8% Debentures, due             #
  December 1, 2031                            #

                                TABLE OF CONTENTS

                                     PART I

Item                               Description                              Page

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36
 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 36
 4.      Submission of Matters to a Vote of Security-Holders  . . . . . . . . 37

PART II

                                   Description

 5.      Market for Registrant's Common Equity and Related Stockholder
           Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39
 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . 39
 7.      Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . 39
 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . 39
 9.      Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . 39

PART III

                                   Description

10.      Directors and Executive Officers of the Registrant . . . . . . . . . 39
11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 39
12.      Security Ownership of Certain Beneficial Owners and Management . . . 39
13.      Certain Relationships and Related Transactions . . . . . . . . . . . 39

PART IV

                                   Description

14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K  . . 40

See page 38 for "Executive Officers of the Registrant."

PART I

ITEM 1. BUSINESS.

GENERAL

         AT&T Corp. was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 32 Avenue of the Americas, New York, New York 10013-2412 (telephone number 212-387-5400).

         On   March   9,   1999,    AT&T    completed   the    acquisition    of
Tele-Communications, Inc. (TCI) in a merger. In the merger, AT&T acquired all the business and assets of the TCI Group (now referred to as AT&T Broadband), which consisted primarily of TCI's domestic cable and telecommunications operations, as well as TCI's interest in At Home Corporation (@Home) in exchange for approximately 664 million shares of Common Stock. AT&T Common Stock continues to represent an interest in the business and assets of the historical AT&T together with those assets acquired in the merger.

         In addition, at the time of the merger TCI combined Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. The shareowners of the new Liberty Media Group were issued separate tracking stock rather than traditional Common Stock by AT&T Corp. in exchange for the shares held in Liberty Media Group and TCI Ventures Group. Under the tracking stock arrangement, the Liberty Media Group's earnings and losses will be excluded from earnings available to the holders of Common Stock and the Liberty Media Group's businesses and assets will be managed by a separate operating Board of Directors. As a result, although the Liberty Media Group is wholly owned by AT&T Corp., it is accounted for as an investment under the equity method of accounting in the consolidated financial statements of AT&T Corp. since AT&T does not have a "controlling financial interest" in the Liberty Media Group.

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

         On March 14, 2000 the AT&T shareholders approved amendments to the AT&T certificate of incorporation that would permit AT&T to create a separate class of its common stock, the AT&T Wireless Group tracking stock, which would track the performance of our wireless business. As of the date of filing this Form 10-K, no shares of the AT&T Wireless Group tracking stock were outstanding.

AT&T

         AT&T is among the world's communications leaders, providing voice, data and video communications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish domestic and international long distance, regional, local and wireless communications services, cable television and Internet communications services. AT&T also provides billing, directory, and calling card services to support its communications business.

         AT&T's primary lines of business are business services; consumer services; broadband services; and wireless services. In addition, AT&T's other lines of business include network management and professional services through AT&T Solutions and international operations and ventures.

         Internet users can access information about AT&T and its services at www.att.com. Our web site is not a part of this Form 10-K.

DEVELOPMENT OF BUSINESS

         Separation

         During 1999 AT&T continued the transformation of its business begun in 1996 when AT&T separated its business into three publicly held stand-alone companies: the current AT&T, focused on communications and information services; Lucent Technologies Inc. (Lucent), focused on communications systems and technology; and NCR Corporation (NCR), focused on transaction-intensive computing. AT&T distributed to its shareowners all of the shares AT&T owned of Lucent on September 30, 1996 and all of the shares of NCR on December 31, 1996.

         Asset Sales

         Following the separation, AT&T focused on its core businesses and disposed of assets and businesses that were not strategic. In October 1996, AT&T completed the sale of its majority interest in AT&T Capital Corporation (leasing services business). In 1997, AT&T completed the sales of AT&T Skynet (satellite services), AT&T Tridom (satellite data and video communications services), and its submarine systems business, as well as its investment in DirectTV (direct-broadcast television service and DSS equipment business). In addition, in 1998 AT&T sold AT&T Universal Card Services, Inc. (credit card services business), American Transtech Inc. (customer care services), its investment in LIN Television Corporation (commercial television broadcasting), and its investment in SmarTone Telecommunications Holdings Limited (a wireless joint venture in Hong Kong). In 1999, AT&T sold its interest in Wood-TV (commercial television broadcasting), AT&T Language Line Services (over the phone interpretation business) and ACC Corp.'s operations in Europe (telecommunications services).

         TCG Acquisition

         During 1998, AT&T engaged in a series of transactions to further transform the Company from one dominated by a single product, domestic long distance telecommunications, to a fully integrated, any distance, broadband communications service provider. In July 1998, AT&T completed the merger with Teleport Communications Group (TCG) pursuant to which each share of TCG was exchanged for AT&T Common Stock in an all-stock transaction. TCG was the largest competitive local exchange carrier (CLEC) in the United States, offering comprehensive telecommunications services in major metropolitan markets throughout the United States. TCG provides a broad array of telecommunications services, including basic local exchange services, enhanced switch services, Internet services, disaster avoidance services and video channel transmission services, aimed at addressing high-volume business customers.

         TCI Acquisition

         In the TCI merger, which closed on March 9, 1999, AT&T issued AT&T Common Stock for each share of TCI Group Series A tracking stock and TCI Group Series B tracking stock. In addition, AT&T Corp. issued newly created Liberty Media Group Class A or Class B tracking stock for each outstanding TCI Liberty Media Group Class A or Class B tracking stock and each outstanding TCI Ventures Group Class A or Class B tracking stock. In the merger, AT&T also exchanged AT&T Common Stock or Liberty Media Group tracking stock for shares of TCI convertible preferred stock and made a cash payment in lieu of any fractional AT&T Common Share or Liberty Media Group tracking share.

         IBM Global Network Acquisition

         On April 30, 1999, AT&T completed the first phase of its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or AGNS) by obtaining the IBM Global Network assets in the United States. Under the terms of the agreement, AT&T acquired the global network of IBM for approximately $5 billion, and the two companies entered into outsourcing agreements with each other. IBM is outsourcing a significant portion of its global networking needs to AT&T, and AT&T is outsourcing certain applications-processing and data-center-management operations to IBM. AGNS serves the networking needs of several hundred large global companies, tens of thousands of mid-sized businesses and more than one million individual Internet users in 59 countries. About 5,300 IBM employees joined AT&T as part of the acquisition. AGNS has more than 1,300 dial-up points of presence and dedicated access from more than 850 cities in 59 countries. AGNS offers business customers innovative services and worldwide operations and support, including in-country, native-language support personnel. The acquisition occurred in phases throughout 1999 as legal and regulatory requirements were met in each of the countries in which the business operates. As of December 31, 1999, operations in over 70 countries have been transferred from IBM to AT&T, representing more than 99% of the contract revenue. We are awaiting regulatory approval in the remaining countries and expect to be providing service to customers operating in over 80 countries by the end of the first quarter of 2000.

         Vanguard Acquisition

         On May 3, 1999, AT&T acquired Vanguard Cellular Systems, Inc. (Vanguard), an independent operator of wireless telephone systems in the United States with over 700,000 subscribers and which operates in markets with a population of approximately 6.9 million. Vanguard served 26 markets in the Eastern United States. Consummation of the acquisition resulted in the issuance of approximately 12.6 million shares of AT&T common stock and the payment of approximately $485 million in cash.

         Comcast Corporation Exchange

         On May 4, 1999, AT&T and Comcast announced an agreement to exchange various cable systems, which are designed to improve each company's geographic coverage by better clustering its systems. The agreement will result in a net addition to Comcast of approximately 750,000 subscribers. Because Comcast will receive more subscribers than it is contributing in the exchange, it will pay AT&T consideration having a value of approximately $4,500 per added subscriber for a total value of $3.0 billion to $3.5 billion. Comcast has also agreed to offer AT&T-branded telephony in all of its markets, subject to certain conditions. The foregoing agreements are subject to completion of the proposed AT&T/MediaOne merger and other regulatory and legal approvals.

         MediaOne Group, Inc. Acquisition

         On May 6, 1999, AT&T and MediaOne Group, Inc. (MediaOne) entered into a definitive merger agreement. October 21, 1999, shareholders of MediaOne voted in favor of the proposed merger between AT&T and MediaOne. Under the agreement, each MediaOne shareholder is entitled to elect to receive either cash or AT&T common stock in exchange for their MediaOne shares, subject to the limitation that the aggregate consideration will consist of $30.85 per share in cash plus
0.95 of a share of AT&T stock for every MediaOne share. In addition, the cash portion of the AT&T offer will be increased to offset up to a 10% decline in AT&T's closing stock price of $57 per share on April 21, 1999, the date the offer was extended. This will maintain a value of $85 per share for every MediaOne share, provided AT&T's stock trades between $57 per share and $51.30 per share. The additional amount of cash that may be received is limited to $5.42 per share. AT&T estimates that we will issue approximately 600 million shares in the transaction. The merger, which remains subject to regulatory and other approvals, is expected to close in the second quarter of 2000.

         MetroNet Merger

         On June 1, 1999, AT&T Canada Corp. merged with MetroNet Communications Corp., Canada's largest competitive local exchange carrier. Under the terms of the merger agreement, AT&T received 31 percent of the equity interest and 23 percent of the voting interest in the combined entity in exchange for AT&T Canada Corp. and ACC TelEnterprises Ltd. In addition, AT&T agreed to purchase all of the remaining shares at the greater of the then appraised fair market value or the accreted minimum price, which initially is C$37.50 per share accreting after June 30, 2000 at a rate of 16% per annum, compounded quarterly. If the acquisition is not completed by June 30, 2003, those shares, along with AT&T's shares, would be sold through an auction process and AT&T will make whole the other shareholders for the amount they would have been entitled to if AT&T had purchased the shares. The completion of the acquisition is subject to the condition that AT&T is permitted to acquire the shares under Canada's foreign ownership restrictions. AT&T may acquire the shares prior to a change in the ownership restrictions by developing a structure that addresses such ownership restrictions.

         Cox Communications, Inc. Exchange

         On July 6, 1999, AT&T and Cox Communications, Inc. (Cox) signed an agreement whereby AT&T would redeem approximately 50.3 million shares of AT&T common stock held by Cox in exchange for cable television systems serving approximately 312,000 customers, our interest in certain investments and approximately $750 million in other consideration, including cash. Based on the closing price of AT&T's stock on July 6, 1999, the transaction is valued at approximately $2.8 billion. The transaction closed in March 2000.

         AT&T/BT Joint Investments

         On August 16, 1999, AT&T completed its sale to BT of 30% of AT&T's stake in AT&T Canada for C$600 million. In addition, BT has agreed to purchase 30% of the shares AT&T will be acquiring from the other stockholders in connection with the MetroNet merger, subject to BT's right to cap its purchase at C$1.65 billion.

         In addition, on August 16, 1999, AT&T and BT completed their joint purchase of 33.3% of the equity interest and 30.6% of the voting interest in Rogers Cantel Mobile Communications Inc., Canada's largest mobile company serving more than two million customers coast to coast, for a total purchase price of C$1.4 billion. AT&T and BT hold their ownership position through a newly established and jointly owned entity.

         BT Joint Venture

         On January 6, 2000 AT&T and British Telecommunications plc (BT) created a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, named Concert, is owned equally by AT&T and BT and combined transborder assets and operations of each company, including their existing international networks, their international traffic, their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors.

BUSINESS SERVICES

         Business Services provides a variety of global communications services including long distance, local and data and IP networking to large domestic and multinational businesses, small and medium-sized businesses, and government agencies. Business units within this group provide regular and custom long distance and local communications services, data transmission and Internet services, 500 services, toll-free or 800 and 888 services, 900 services, private line services, software defined network services (SDN), asynchronous transfer mode (ATM) and Internet protocol (IP) technology based services, integrated services digital network (ISDN) technology based services, electronic mail, electronic data interchanges, and enhanced facsimile services.

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

         Business Services has a dedicated sales force through which it markets its voice and data communication services. Sales forces are divided into geographic markets, and in each market focus on large, multinational corporations, small businesses, government markets, and value-added resellers and other wholesalers. Business Services employs full service support teams to provide significant customer support and service to ensure customer satisfaction and retention.

         Business Services offers its regulated services in accordance with applicable tariffs filed with the Federal Communications Commission (FCC) and various states. Rates can vary by a number of factors, particularly the volume of usage and the day and time that calls are made. AT&T Business Services offers voice and data services individually and in combination with other offerings. Through combined offerings, AT&T provides customers with benefits such as single billing, unified services for multilocation companies and customized calling plans.

            Voice Services

            Long distance voice services. Business Services' voice communication offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select AT&T as their primary long distance carrier.

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

         Business Services also offers toll free (800, 888 or 877) inbound service, where the receiving party pays for the call. This is used in a wide variety of applications, many of which generate revenue for the user (such as reservation centers or customer service centers). AT&T offers a variety of features to enhance customers toll free service, including call routing by origination point and time of day routing.

         Business Services also offers a variety of calling cards which allow the user to place calls from virtually anywhere in the world. Additional features include prepaid calling cards, conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

         Business Local Services. Local carriers provide local exchange, exchange access, toll, and resold services; sell, install and maintain customer premises equipment; and provide operator and directory services. The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone charges and private line services; (ii) network access services, which consist of access charges received by local exchange carriers (LECs) from long distance carriers for the local transport and termination portion of long distance telephone calls; (iii) long distance network services, which include the variable portion of charges received by local exchange carriers for intra-LATA long distance calls; and (iv) additional value added services such as caller identification, call waiting, call forwarding, three way calling and voice mail.

         AT&T     Business      Local's      customers      are      principally
telecommunications-intensive businesses, healthcare, and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers and wireless communications and financial services companies. AT&T Business Local's centrally managed customer care and support operations are designed to facilitate the installation of new services and the processing of orders for changes and upgrades in customer services.

         With a direct sales force in each of its markets, AT&T Business Local initially targets the large telecommunications-intensive businesses concentrated in the major metropolitan markets served by its networks. AT&T Business Local also targets small- and medium-sized business customers in office buildings or multiple dwelling units already served by its network.

         AT&T Business Local generally offers its services in accordance with applicable tariffs filed with state regulatory agencies (for intrastate services). AT&T Business Local typically offers local service as part of a package of services, which can include any combination of other AT&T offerings. Customers also choose among analog, digital voice-only and ISDN Centrex telephone lines to their desktops. AT&T owns, houses, manages and maintains the switch, while customers retain control over network configurations, allowing customers to add, delete and move lines as needed. For local service, customers are billed a fixed charge plus usage.

         Data and Internet Services

         Enhanced Data Communications. Enhanced data services consist of interexchange data networks utilizing packet switching and transmission technologies and application services, such as Internet access and Web Site hosting and management, which utilize the frame relay network. Enhanced data services enable customers to economically and securely transmit large volumes of data typically sent in bursts from one site to another. Enhanced data services are utilized for local area network (LAN) interconnection, remote site, point of sale and branch office communications solutions.

         AT&T utilizes both IP and ATM systems. Both technologies offer significant efficiencies over circuit switched systems which use a single, dedicated circuit to complete each transmission. ATM switching is also a more efficient method of switching and transmitting comingled or multimedia information. The packet switching technology breaks up a transmission into short pieces, or packets, which are encoded and transmitted with other packets on the same circuit, and reassembled at the desired destination. ATM differs from IP in that the data packets used in ATM (called cells) are one size (53 bytes) whereas in IP the data packets vary in length. Also, whereas ATM establishes virtual circuits to ensure that the information sent is reassembled at its destination in its proper sequence, IP ships each packet of information to its destination by a different path. While AT&T will continue to have both circuit and packet switching and transmission technologies for some time, significant future capital expenditures are not scheduled for circuit switching.

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

         AT&T Business Internet Services. AT&T WorldNet Business Services provides IP connectivity and IP value-added services, messaging, and electronic commerce services to businesses. AT&T offers Managed Internet Service, which gives customers dedicated, high-speed access to the public Internet for business applications at a variety of speeds and types of access, as well as Business Dial Service, a dial-up version of Internet access designed to meet the needs of small- and medium-sized businesses.

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

         AT&T Web Services are a family of hosting and transaction services and platforms serving the web needs of thousands of businesses. Offers include AT&T Shared Hosting Services, an economical way for businesses to establish a presence on the World Wide Web, and AT&T Enhanced Web Development Package for businesses that want to create web sites that require higher performance and greater user demand. AT&T Dedicated Hosting Service provides customizable and pre-packaged Web hosting solutions. AT&T SecureBuySM Service provides the backoffice infrastructure required to electronically process credit card transactions online, high-speed links into two of the leading credit card processing services, and management reports that measure a site's success.

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

         Wholesale networking service is typically provided pursuant to long-term service agreements for terms of one year or longer. These agreements generally provide for payments at fixed rates based on the capacity and length of the circuit used. Customers are typically billed on a monthly basis and also may incur an installation charge or certain ancillary charges for equipment. After contract expiration, the contracts may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. More recently, AT&T has also sold network capacity through indefeasible rights of use agreements under which capacity is furnished for contract terms as long as 25 years.

CONSUMER SERVICES

         Long Distance Voice

         AT&T is the leading provider of domestic and international long distance service to residential consumers in the United States. AT&T provides regular and custom long distance communications services which it offers individually and in combination with other services.

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

         AT&T markets its consumer long distance services in a variety of ways, including by means of television advertising, direct mail solicitations and telephonic solicitations, as well as through brand awareness.

         AT&T charges customers based on applicable tariffs filed with the FCC and individual states. Customers select different services and from various rate plans which determine the price per minute that they pay on their long distance calls. Rates typically vary based on a variety or factors, particularly the volume of usage and the day and time that calls are made.

         Consumer Local Services

         Local carriers provide local exchange, exchange access, toll, and resold services; and provide operator and directory services. By the end of 1997, AT&T offered resold local service to residential customers in 8 states. Notwithstanding its substantial efforts, AT&T experienced significant difficulty in entering local markets. AT&T's ability to purchase combined network elements from the incumbent LECs (ILECs), one of the primary methods by which AT&T intended to provide local service to residential customers, was severely limited by, among other factors, ILEC-sponsored regulatory and judicial actions, and a lack of operating interfaces necessary to process network element orders with ILECs. In spite of strong demand, in the fourth quarter of 1997 AT&T stopped actively marketing resold local service to residential customers in most of the areas in which it offered such service because of limitations on ILECs' ability to handle anticipated demand and because the wholesale rates AT&T received from ILECs on the sale of such service were insufficient to make resale a viable method of offering service.

         AT&T intends to pursue local entry by transforming the cable footprint of one-way cable plant into a two-way, broadband network capable of meeting the full spectrum of communication needs of the residential customer. AT&T intends to deploy a variety of services over the upgraded cable plant, including a richly featured all distance (i.e., local, long distance, international) voice telephony offering. AT&T has used existing circuit-switched technology to pilot telephony service offers over the cable plant beginning in 1999. However, AT&T expects to begin to transition to an integrated Internet protocol (IP) packet data architecture by the end of 2000 that affords cost and feature benefits over the older circuit-switched technology.

         In addition, AT&T will pursue other transport options, including:

o Expanding AT&T's ability to offer the full range of consumer services our existing cable footprint through a variety of partnership and investment initiatives;

o Continued investment in alternative narrowband, wideband and broadband access technologies, including the fixed wireless technology that AT&T is currently testing in select markets, and the construction of dedicated, high-capacity access facilities to serve the broadband communication needs of residential customers living in multiple dwelling units (MDUs); and

o Using combinations of ILEC unbundled network elements, as well as ILEC unbundled loops (which can be combined with switching, transport and other network elements) to support differentiated voice and data services.

         AT&T intends to use the AT&T Broadband sales force actively to solicit cable customers as local service customers. In these areas, AT&T intends to offer cable and local telephony as a bundle of services. AT&T will market local service in other areas as it rolls out its local telephony capabilities.

         For local service, customers are billed a fixed charge plus usage. AT&T intends to offer rates competitive with those offered by LECs, as well as discounted offers for certain bundles of services.

         AT&T WorldNet(R) Consumer Services

         AT&T offers dial-up Internet access to consumers through its AT&T WorldNet Services, a leading provider of direct Internet access service in the United States. At December 31, 1999, AT&T WorldNet service had approximately
1.479 million customers.

         In 1998, AT&T WorldNet Services entered into agreements with Yahoo!, Excite and Lycos to offer co-branded access services to the portals' customers. For example, a Yahoo! customer may subscribe to Internet access through Yahoo! Online Powered by AT&T WorldNet Services. In these cases AT&T WorldNet Services supplies the underlying access, billing and customer care, while the portal provides the content in the form of a personalizable start page and other popular features.

         In 1999, AT&T WorldNet Services began offering members an AT&T branded search engine as part of redesign of the Company's web site, and enhanced several other subscriber features, including increasing the disk storage space for personal web pages to 10 megabytes for each e-mail id (six e-mail ids per account, 60 megabytes of disk storage) and providing a template that helps members build personal web pages quickly and easily. AT&T WorldNet Services entered into a co-marketing arrangement with Sega, providing Internet access via Sega's new Dreamcast game machine, and it received recognition as the top ISP in the industry from PC Week, PC Magazine and Smart Money.

         AT&T WorldNet Services generates revenues principally through subscription and usage fees, as well as from electronic commerce and advertising revenues. AT&T WorldNet Service offers a variety of pricing plan options, including bundled options. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage.

         AT&T WorldNet Services' marketing programs are designed to attract and retain profitable customers. AT&T seeks to build brand recognition and customer loyalty and to make it easy for consumers to try, and stay with, AT&T WorldNet Services. In addition to direct marketing through brand name advertising, direct mail and magazine insert promotions and bundling offers, AT&T WorldNet service maintains a large indirect channel marketing effort. Through this indirect channel AT&T WorldNet service software is bundled in new computers produced by major manufacturers, and is included on millions of software titles published by independent software vendors.

BROADBAND SERVICES

                  AT&T Broadband offers a variety of services through its cable broadband network, including traditional analog video and new services such as digital cable and AT&T@Home, which offers high-speed cable Internet access service. Also included in AT&T Broadband are the operations associated with developing and refining the infrastructure that will support broadband telephony.

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

         At December 31, 1999, approximately 74% of AT&T Broadband's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 80 analog channels. Compressed digital video technology converts on average twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         Domestic   Basic-TV  cable  customers  served  by  AT&T  Broadband  are summarized as follows (amounts in millions):

                                            Basic-TV customers at December 31,
                                       -----------------------------------------
                                       1999     1998     1997     1996     1995
                                      ------   ------   ------   ------   ------
Managed through AT&T Broadband's
  operating divisions                  11.3     11.4     14.2     13.4     11.9
Other non-managed subsidiaries of
  AT&T Broadband                        0.1      0.5      0.2      0.5      0.6
                                      ------   ------   ------   ------   ------
                                       11.4     11.9     14.4     13.9     12.5
                                      ======   ======   ======   ======   ======

         During 1999, AT&T Broadband completed two transactions in which it contributed cable television systems serving in the aggregate approximately 863,000 customers to two separate joint ventures in exchange for non-controlling ownership interests in such joint ventures, and the assumption and repayment by the joint ventures of indebtedness.

         The decline in total Basic-TV customers between 1997 and 1998 is attributable to certain contribution transactions entered into in 1998. In the most significant of these transactions, on March 4, 1998, AT&T Broadband contributed to Cablevision Systems Corporation (CSC) certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the CSC Transaction) and the assumption of indebtedness.

         In addition to the CSC Transaction, during 1998 AT&T Broadband also completed eight transactions whereby AT&T Broadband contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the 1998 Joint Ventures) in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of indebtedness.

         AT&T Broadband had approximately 1.8 million digital customers and 200,000 AT&T@Home customers at December 31, 1999.

         AT&T Broadband operates cable television systems throughout the United States.

         Service Charges. AT&T Broadband offers a limited "basic service" (Basic-TV) (primarily comprised of local broadcast signals and public, educational and governmental (PEG) access channels) and an "expanded tier" (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $9.50 to $15.00, and the monthly service fee for the expanded tier generally ranges from $15.00 to $21.50. AT&T Broadband offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. AT&T Broadband also offers Pay-TV services for a monthly fee. Charges are usually discounted when multiple Pay-TV services are ordered. Customers may also elect to subscribe to digital video services comprised of up to 80 additional video channe;s and between 10 and 30 additional audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.00.

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

         AT&T Broadband also offers AT&T@Home, a high speed cable Internet access service, in some markets. Monthly charges for AT&T@Home range from $29.95 to $39.95.

         The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) and the Telecommunications Act of 1996 (the Telecommunications Act, together with the 1992 Cable Act, the Cable Acts), established rules under which AT&T Broadband's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified.

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

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. AT&T Broadband's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of PEG access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. AT&T Broadband believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         Most of AT&T Broadband's present franchises had initial terms of approximately 10 to 15 years. The duration of AT&T Broadband's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately one thousand of AT&T Broadband's franchises expire within the next five years. This represents approximately 25% percent of the franchises held by AT&T Broadband and involves over 4 million basic customers.

         Cable Telephony. AT&T Broadband's telephony pilot market initiatives progressed on schedule in 1999. As of December 31, 1999, AT&T Broadband had introduced broadband telephony service to customers in 16 cities within nine pilot markets and had nearly 8,300 broadband telephony customers. The markets include the California Bay Area (including Fremont), Chicago, Dallas, Denver, Pittsburgh, Seattle, Salt Lake City, St. Louis and Portland, Oregon.

WIRELESS SERVICES

The AT&T Wireless Group Tracking Stock

         On March 14, 2000 the AT&T shareholders approved amendments to the AT&T certificate of incorporation that would permit AT&T to create a separate class of its common stock, the AT&T Wireless Group tracking stock, which would track the performance of our wireless business. As of the date of filing this Form 10-K, no shares of the AT&T Wireless Group tracking stock were outstanding.

         The AT&T Wireless Group includes the results of certain assets and liabilities which were not managed as part of the Wireless Services segment in 1999. AT&T Wireless Group tracking stock is designed to reflect the separate economic performance of the AT&T Wireless Group. Except as described below, we attribute all of AT&T's current wireless operations to the AT&T Wireless Group, including:

o        all mobile and fixed wireless licenses,
o all wireless networks, operations, cell sites, retail operations, wireless customer care facilities and customer location assets, and
o interests in partnerships and affiliates providing wireless mobile communications in the United
         States and internationally.

         The AT&T Common Stock Group retains:

o existing and future wireless activities that stem from country-specific joint venture relationships that are predominantly non-wireless, and
o incidental wireless capabilities or links in any backbone or other communications network that is predominantly non-wireless.

         We currently intend to include all future wireless activities in the AT&T Wireless Group. Our board of directors may, however, in its discretion, but subject to the AT&T Wireless Group policy statement, direct new businesses and assets to the AT&T Wireless Group or the AT&T Common Stock Group or dispose of or transfer businesses or assets of either group.

Business of the AT&T Wireless Group

         The AT&T Wireless Group is one of the largest wireless service providers in the United States, based on approximately $7.6 billion in revenues for the year ended December 31, 1999. Including its partnership markets, the AT&T Wireless Group had over 12 million total subscribers as of December 31, 1999.

         The AT&T Wireless Group operates one of the largest U.S. digital wireless networks. The AT&T Wireless Group, including its partnership and affiliate markets, currently holds 850 megahertz and 1900 megahertz licenses to provide wireless services covering 94% of the U.S. population, with approximately 81% of the U.S. population covered by at least 30 megahertz of wireless spectrum as of December 31, 1999. As of December 31, 1999, the AT&T
Wireless Group's built network, including partnership and affiliate markets, covered 65% of the U.S. population. This includes operations in 42 of the 50 largest U.S. metropolitan areas. The AT&T Wireless Group supplements its own operations with roaming agreements that allow its subscribers to use other providers' wireless services in regions where the AT&T Wireless Group does not have operations. Through these roaming agreements, the AT&T Wireless Group is able to offer its customers wireless services covering over 95% of the U.S. population.

         Services and products

         The AT&T Wireless Group offers a variety of services for both voice and data communications. Service can include wireless voice transmission as well as custom calling services for digital services, such as voicemail, call forwarding, call waiting, caller ID, three-way calling, no-answer and busy transfer. The AT&T Wireless Group also offers a variety of other enhanced features, including display messaging, which allows a cellular phone to receive and store short alphanumeric messages and pages and to provide subscribers with notification of voicemail messages, even if the handset is in use or switched off, extended battery life and enhanced directory assistance, which enables callers to be connected to the party whose number was sought without hanging up and redialing.

         As a packet-switched network, the AT&T Wireless Group's cellular digital packet data (CDPD) network takes advantage of the fact that with many data applications, data is sent in bursts with intermittent quiet periods, which allows many users to share the network channel. As a result, relative to data services carried over circuit-switched analog or digital wireless networks, the AT&T Wireless Group's packet-switched CDPD service is a significantly more cost-effective means of sending data for the majority of applications because it allows a channel to be shared by many users. For example, for many applications, the AT&T Wireless Group's packet-switched CDPD network allows it to offer its customers unlimited, always-on usage, most often for a flat monthly fee. This makes its CDPD network service attractive for a variety of new applications.

         In the future, the AT&T Wireless Group expects a number of additional applications will be developed, including e-commerce and shopping services and services that are enhanced by information about the user's location. By providing or facilitating such applications, the AT&T Wireless Group believes it can generate new revenue streams, as well as develop personalized relationships with its customers.

         The AT&T Wireless Group offers a variety of products as complements to its wireless service, including handsets and accessories, such as chargers, headsets, belt clips, faceplates and batteries. As part of its basic service offering, the AT&T Wireless Group provides easy-to-use, interactive menu-driven handsets that can be activated over the air. These handsets primarily feature word prompts and menus rather than numeric codes to operate handset functions. Some handsets allow mobile access to the Internet. In addition, the AT&T Wireless Group offers tri-mode handsets, which are handsets compatible with PCS, digital cellular and analog cellular frequencies and service modes. Tri-mode handsets permit customers to roam across a variety of wireless networks and incorporates AT&T's intelligent roaming data base (IRDB) system. The AT&T Wireless Group offers its customers use of Nokia, Ericsson, Mitsubishi and Motorola handsets.

         The AT&T Wireless Group markets its wireless services in its managed markets under the AT&T brand name. It markets wireless services to business and residential customers through a direct sales force of 2,100, through sales points of presence in approximately 390 AT&T company-owned stores located in 36 states, and kiosks and other customer points of presence, including the Internet and inbound call centers, and through local and national non-affiliated retailers throughout the United States. The AT&T Common Stock Group sales force also sells wireless services to business and residential customers as part of bundled offerings with services of the AT&T Common Stock Group. The AT&T Wireless Group also relies upon dealers to market its services in some locations.

         The AT&T Wireless Group charges may include fees for service activation, monthly access, per-minute airtime and customer-calling features, which may include a fixed number of minutes or packets of data per month at a set price and generally offers a variety of pricing options, most of which combine a fixed monthly access fee for a fixed number of minutes or packets of data and additional charges for usage in excess of those allotted. Customers may also incur long distance and roaming fees.

         Fixed Wireless

         Fixed wireless service provides customers with high speed broadband access coupled with wireline quality voice access. Fixed wireless provides a high speed packet data channel which can be used by up to five data devices simultaneously (for example, five personal computers simultaneously accessing the Internet) at download speeds of up to 512 kilobits per second. The service is expected to be capable of speeds of up to one megabit per second by mid 2000. In addition, fixed wireless can provide up to four lines of wireline quality voice telephony, including custom calling features (e.g., call waiting, caller ID, three-way calling) available today over wireline networks. Fixed wireless was reported within the Consumer Services segment in 1999, but will be included in the AT&T Wireless Group in 2000.

         Other assets

         The AT&T Wireless Group also possesses certain other assets not described above. The most significant of these assets include a number of equity interests in domestic and international wireless operations and an air-to-ground wireless operation.

         Domestically, the AT&T Wireless Group has joint ventures with or interests in a number of wireless operators, including Telecorp PCS, Triton PCS and Tritel Inc.. Internationally, the AT&T Wireless Group owns one half of the 33.3% equity stake in Rogers Cantel it holds jointly with British Telecommunications. The AT&T Wireless Group is the operating partner in wireless ventures in Colombia, India and Taiwan. In 2000 the AT&T Wireless Group was also allocated one half the interest that AT&T possesses in Japan Telecom. In addition, subject to existing agreements or commitments, to the extent that AT&T acquires any international wireless investments in connection with its merger with MediaOne, AT&T intends to allocate those investments to the AT&T Wireless Group in exchange for fair and reasonable consideration.

         The Aviation Communications Division (ACD) of the AT&T Wireless Group provides air-to-ground communications services. A minority ownership interest in ACD is held by Rogers Cantel. ACD owns and operates a network of ground-based and airborne telecommunications equipment and related assets that deliver digital telephone service to commercial and private aircraft in North America.

         Wireless network

         The AT&T Wireless Group's ownership position in U.S. markets was obtained through FCC auctions and the FCC lottery and settlement process as well as through acquisitions of, and purchases and exchanges of, licenses with other cellular providers.

         Mobile voice network

         Coverage. As of December 31, 1999, the AT&T Wireless Group's built network, including partnership and affiliate markets, covered 65% of the U.S. population, including operations in 42 of the 50 largest U.S. metropolitan areas. The AT&T Wireless Group provides virtually seamless services over its wireless network, which operates using both 850 megahertz and 1900 megahertz licenses. Where agreements are in place, the AT&T Wireless Group is able to offer service to customers of other wireless providers when they travel through its service area, and AT&T Wireless Group subscribers can roam through other wireless providers' service areas.

         Analog and digital technologies. The AT&T Wireless Group offers both analog and digital service in its 850 megahertz markets and digital service in its 1900 megahertz markets. The AT&T Wireless Group believes that digital technology offers many advantages over analog technology, including substantially increased network capacity, greater call privacy, enhanced services and features, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Moving customers to digital service has been a key component of the AT&T Wireless Group's overall wireless strategy. Digital service enables the AT&T Wireless Group to provide added benefits and services to its customers, including extended battery life, caller ID, text messaging and voicemail with message waiting indicator.

         TDMA network. The AT&T Wireless Group has chosen time division multiple access (TDMA) technology for its digital network. TDMA permits the use of advanced tri-mode handsets that allow for roaming across analog and digital systems and across 850 megahertz and 1900 megahertz spectrums. TDMA digital technology allows for enhanced services and features, such as short alphanumeric message service, extended battery life, added call security and improved voice quality. TDMA's hierarchical cell structure enables the AT&T Wireless Group to enhance network coverage with lower incremental investment through the deployment of micro and pico, as opposed to macro, cell sites. This enables the AT&T Wireless Group to offer customized billing options and to track billing information per individual cell site, which is practical for advanced wireless applications such as fixed wireless and wireless office applications. TDMA served an estimated 35 million subscribers worldwide and 18 million subscribers in North America as of December 31, 1999, according to the Universal Wireless Communications Consortium, an association of TDMA service providers and manufacturers. TDMA equipment is available from leading telecommunication vendors such as Lucent, Ericsson and Nortel Networks Corporation. A number of other wireless service providers have chosen code division mobile access (CDMA) or global system for mobile communications (GSM) as their digital wireless technology.

         CDPD network. The AT&T Wireless Group's CDPD network currently covers 89 million POPs, which represents over 60% of its built network, and its CDPD customers can roam on the CDPD networks of other wireless providers, which, together, cover an additional 72 million POPs. CDPD is an industry standard using Internet Protocol, which allows most applications written for the Internet as well as many corporate applications to run efficiently over the network without modification. Using CDPD, data files and transactions are divided into small packets and sent on a dedicated wireless channel. In many data applications, data is sent in bursts with intermittent quiet periods. Packet transmission technologies take advantage of this fact and allow user data to be efficiently carried on the same network channel. As a result, relative to data services carried over circuit-switched analog or digital wireless networks, the AT&T Wireless Group's packet-switched CDPD service is a significantly more cost-effective means of sending data for the majority of applications because it allows many users to share the same channel.

OTHER BUSINESSES

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

         International operations include international carrier services businesses, international online services, as well as consolidated foreign operations such as frame relay services in the United Kingdom. AT&T also has a number of international joint ventures and alliances, such as Alestra in Mexico, AT&T Canada Corp., and Japan Telecom.

         On January 6, 2000 AT&T and British Telecommunications plc (BT) created a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, called Concert and owned equally by AT&T and BT, combined transborder assets and operations of each company, including their existing international networks, their international traffic, their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors.

         On June 1, 1999, AT&T Canada Corp. merged with MetroNet Communications Corp., Canada's largest competitive local exchange carrier. Under the terms of the merger agreement, AT&T received 31 percent of the equity interest and 23 percent of the voting interest in the combined entity in exchange for AT&T Canada Corp. and ACC TelEnterprises Ltd. In addition, AT&T agreed to purchase all of the remaining shares at the greater of the then appraised fair market value or the accreted minimum price, which initially is C$37.50 accreting after June 30, 2000 at a rate of 16% per annum, compounded quarterly. If the acquisition is not completed by June 30, 2003, those shares, along with AT&T's shares, would be sold through an auction process and AT&T will make whole the other shareholders for the amount they would have been entitled to if AT&T had purchased the shares. The completion of the acquisition is subject to the condition that AT&T is permitted to acquire the shares under Canada's foreign ownership restrictions. AT&T may acquire the shares prior to a change in the ownership restrictions by developing a structure that addresses such ownership restrictions.

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

         In August 1996, the FCC adopted rules and regulations, including pricing rules (the "Pricing Rules") to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with LEC networks and the standards governing the purchase of unbundled network elements and wholesale services from LECs. These implementing rules rely on state public utilities commissions (PUCs) to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC.

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

         In response to the Supreme Court's decision, the FCC completed its re-examination of and released an order identifying and defining the unbundled network elements that incumbent LECs are required to make available to new entrants. That order re-adopted the original list of elements, with certain exceptions. An association of incumbent LECs has appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit, and asked the Court to hear the appeal on an expedited basis. A number of parties, including AT&T and other incumbent LECs, have petitioned the FCC to reconsider and/or clarify its order. The FCC has moved to hold the appeal in abeyance pending its disposition of the reconsideration petitions.

         In view of the proceedings pending before the 8th Circuit, DC Circuit, FCC and state PUCs, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

         In December 1999, Bell Atlantic obtained approval to offer long distance telecommunications service in New York state, the first time an RBOC had received this approval under the Telecommunications Act. Bell Atlantic began offering combined local and long distance service in January 2000.

         In January 2000, SBC Communications, Inc. filed with the FCC an application for authorization to offer long distance telecommunications service in Texas. Under the Telecommunications Act, the FCC is required to issue a decision on the application by April 2000.

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

         Wireless Regulatory Environment

         The FCC regulates the licensing, construction, operation, acquisition, sale and resale of wireless systems in the United States pursuant to the Communications Act of 1934 and the associated rules, regulations and policies promulgated by the FCC.

Licensing of wireless services systems

         The AT&T Wireless Group owns protected geographic service area licenses granted by the FCC to provide cellular service and PCS. It also owns licenses granted by the FCC to provide point-to-multi-point communications services in various bands, including significant licenses in the 37 to 39 gigahertz bands.

         A cellular system operates on one of two 25 megahertz frequency blocks that the FCC allocates for cellular radio service. Cellular systems generally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular license areas are issued for either metropolitan service areas or rural service areas. Initially, one of the two cellular licenses available in each metropolitan service area or rural service area was awarded to a local exchange telephone company by the FCC, while the other license was awarded either through competitive processes or lotteries. Licenses were issued beginning in 1983, and over the years numerous license transfers and corporate reorganizations have obscured the original pattern of distributing one set of licenses to local telephone company affiliates and the other to companies that do not have local exchange service in the license area.

         A PCS system operates on one of six frequency blocks allocated for personal communications services. PCS systems generally are used for two-way voice applications although they may carry two-way data communications as well. Narrowband PCS systems, in contrast, are for non-voice applications such as paging and data service and are separately licensed. For the purpose of awarding PCS licenses, the FCC has segmented the United States into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awarded two PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees are authorized to compete in each area. The two major trading area licenses authorize the use of 30 megahertz of spectrum. One of the basic trading area licenses is for 30 megahertz of spectrum, and the other three are for 10 megahertz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party.

         The FCC awarded initial PCS licenses by auction. Auctions began with the 30 megahertz major trading area licenses and concluded in 1998 with the last of the basic trading area licenses. However, in March 1998, the FCC adopted an order that allows troubled entities that won PCS 30 megahertz C-Block licenses at auction to obtain financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The FCC completed the reauction of the returned licenses in April 1999. In addition, certain of the C-block licenses are currently in bankruptcy proceedings, and these licenses may be returned to the FCC for reauction.

         Under the FCC's current rules specifying spectrum aggregation limits affecting wireless licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 megahertz of PCS, cellular and certain specialized mobile radio services where there is significant overlap in any geographic area. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s). The FCC recently increased this limit to 55 megahertz in situations in which a 25 megahertz cellular rural service area is attributed to a 30 megahertz PCS license. These spectrum aggregation rules are subject to a pending FCC proceeding that could revise or eliminate them.

         All wireless licenses have a 10-year term, at the end of which term they must be renewed. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term, and has substantially complied with applicable FCC rules and policies and the Communications Act. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings.

         All wireless licenses must satisfy specified coverage requirements. Cellular licenses were required, during the five years following the grant of the license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All A and B block PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the original license grants and to two-thirds of the population within ten years. All D and E block PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

         For a period of up to five  years  after  the  grant of a PCS  license, subject to extension, a licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area under circumstances where interconnection is not available through the local exchange carrier or the competitive local exchange carrier. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a voluntary two-year negotiation period and an additional mandatory one-year negotiation period. For public safety entities that dedicate a majority of their system communications to police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional mandatory two-year negotiation period. In 1998, the FCC shortened the voluntary negotiation period by one year, without lengthening the mandatory negotiation period, for non-public safety PCS licensees in the C, D, E and F Blocks. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for the costs of relocating to alternate spectrum locations.

         Wireless systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to tower siting and construction activities. We expect to use common carrier point-to-point microwave facilities to connect certain wireless cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

         The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes PCS and cellular service. The FCC does not regulate commercial mobile radio service or private mobile radio service rates. However, commercial mobile radio service providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination. The FCC's rules currently require providers to permit others to resell their services for a profit; however, these rules will expire in 2002.

         Transfers and assignments of cellular and PCS licenses

         The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS or cellular system. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a PCS license within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval subject to the FCC's spectrum aggregation limits. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required, as well as approval by state or local regulatory authorities having competent jurisdiction, if we sell or acquire PCS or cellular interests over a certain size.

         Foreign ownership

         Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

         Recent regulatory developments

         The FCC has announced rules for making emergency 911 services available by cellular, PCS and other commercial mobile radio service providers, including enhanced 911 services that provide the caller's telephone number, location and other useful information. The original timetable required commercial mobile radio services providers to be able to process and transmit 911 calls without
call   validation,   including   those  from  callers  with  speech  or  hearing
disabilities, by late 1997. Additionally, commercial mobile radio service providers are required to take actions enabling them to relay a caller's automatic number identification and cell site if requested to do so by a public safety dispatch agency that agreed to reimburse the provider for the additional expenses incurred to provide those services. In October 1999, the FCC revised its rules to eliminate any requirement that such agencies reimburse wireless providers. In a companion order issued earlier in the fall of 1999, the FCC also modified rules requiring commercial mobile radio service providers to provide information on the location of a 911 call. The modified rules allow providers to use either network or handset-based technologies to provide such information. However, providers are not permitted to recover their costs of deploying such technologies from dispatch agencies.

         The FCC has granted waivers of the requirement to provide 911 service to users with speech or hearing disabilities to various providers, and we have obtained a waiver. On June 9, 1999, the FCC also adopted rules designed to ensure that analog cellular calls to 911 are completed. These rules, which do not apply to digital cellular service or to PCS, give each cellular provider a choice of three ways to meet this requirement. State actions incompatible with the FCC rules are subject to preemption.

         On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. Although many of the provisions of this order were struck down by the U.S. Court of Appeals for the Eighth Circuit, on January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. On June 10, 1999, the Eighth Circuit issued an order requesting briefs on certain issues it did not address in its earlier order, including the pricing regime for interconnection. While appeals have been pending, the rationale of the FCC's order has been adopted by many states' public utility commissions, with the result that the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

         In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and can be required to contribute to state universal funds. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. The FCC's universal service order was modified on appeal in the U.S. Court of Appeals for the Fifth Circuit. The court's ruling has had the effect of reducing commercial mobile radio service provider support payments required for the federal universal service programs.

         On August 1, 1996, the FCC released a report and order expanding the flexibility of cellular, PCS and other commercial mobile radio service providers to provide fixed as well as mobile services. These fixed services include, but need not be limited to, wireless local loop services, for example, to apartment and office buildings, and wireless backup services to private branch exchange or switchboards and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided whether fixed services provided on a co-primary basis to mobility services should be subjected to universal service obligations, or how such fixed services should be regulated, but it has proposed a presumption that they be regulated as commercial mobile radio service services. If the fixed services are provided as an ancillary service to a carrier's mobility services, the FCC has decided that such fixed services should be regulated as commercial mobile radio services.

         The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or PCS providers and from a cellular or PCS provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that number portability is necessary to conserve telephone numbers. The FCC has also adopted rules requiring cellular and PCS providers to provide functions to facilitate electronic surveillance by law enforcement officials by June 30, 2000, and has proposed to adopt certain additional obligations furthering provision of these functions. Representatives of the cellular and PCS industry are challenging the surveillance rules. Additionally, it is not clear that commercial mobile radio service providers will be able to comply with the rules' compatibility requirements by the current deadline of June 30, 2000; nor is it clear whether the FCC will grant waivers to extend the deadline or what the scope of penalties for failing to comply may be.

         The FCC has determined that the interstate, interexchange offerings, commonly referred to as long distance, of commercial mobile radio service providers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging requires us to average our interstate long distance commercial mobile radio service rates between high cost and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement to integrate commercial mobile radio service long distance rates among commercial mobile radio service affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange commercial mobile radio service services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical commercial mobile radio service offerings, including one-rate plans. Until this further proceeding is concluded, the FCC will enforce long distance rate integration on our services only where we separately state a long distance toll charge and bill to our customers. To the extent that the AT&T Wireless Group offers services subject to the FCC's rate integration and averaging requirements, these requirements generally reduce its pricing flexibility. We cannot assure you that the FCC will decline to impose rate integration or averaging requirements on the AT&T Wireless Group or decline to require it to integrate its commercial mobile radio service long distance rates across its commercial mobile radio service affiliates.

         The FCC recently adopted new rules limiting the use of customer proprietary network information by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules were struck down by the federal circuit court in 1999, and their effectiveness has been stayed pending the court's review of a petition to the FCC for reconsideration. Even if the rules are reinstated, the AT&T Wireless Group does not anticipate that they will result in a significant adverse impact on its financial position, results of operation or liquidity.

         In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may impact wireless service providers disproportionately by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include: number pooling, number rationing and code sharing. A number of states have petitioned the FCC for authority to adopt "technology specific" overlays that would require wireless providers to obtain telephone numbers out of a separate area code and may require wireless providers to change their customers' telephone numbers. The FCC approval and the states' subsequent implementation of such "technology specific overlays" could increase wireless providers' cost of doing business and impact their ability to market services. On June 2, 1999, the FCC released a notice of proposed rulemaking soliciting comments on a variety of administrative and technical measures that would promote more efficient allocation and use of numbering resources. Adoption of some of the proposed methods could have a disproportionate impact on commercial mobile radio services providers.

         The FCC is also considering adopting rules to govern customer billing by commercial mobile radio services providers and applied a number of these rules to commercial mobile radio service providers. The FCC adopted detailed billing rules for landline telecommunications service providers and is considering whether to extend the remaining rules to commercial mobile radio services providers. The FCC may require that more billing detail be provided to consumers, which could add to the expense of the billing process as systems are modified to conform to any new requirements. The FCC also is considering whether carriers that decide to pass through their mandatory universal service contributions to their customers should be required to provide a full explanation of the program, and whether to ensure that the carriers that pass through their contribution do not recover amounts greater than their mandatory contributions from their customers. Adoption of some of the FCC's proposals could increase the complexity of our billing processes and restrict our ability to bill customers for services in the most commercially advantageous way.

         The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if such results are not readily achievable, it is not clear how liberally the FCC will construe this exemption. Accordingly, the rules require us to make material changes to our network, product line, or services at our expense.

         In June 1999, the FCC initiated an administrative rulemaking proceeding to help facilitate the offering of calling party pays as an optional wireless service. Under the calling party pays service, the party placing the call to a wireless customer pays the wireless airtime charges. Most wireless customers in the United States now pay both to place calls and to receive them. Adoption of a calling party pays system on a widespread basis could make commercial mobile radio service providers more competitive with traditional landline telecommunications providers for the provision of regular telephone service.

         State regulation and local approvals

         State and local governments are preempted from regulating either market entry by, or the rates of, wireless operators. However, state governments can regulate other terms and conditions of wireless service and several states have imposed (or have proposed legislation that will impose) various consumer protection regulations on the wireless industry. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation. State and local jurisdictions may also impose some conditions on a driver's use of wireless technology while operating a motor vehicle. However, under the federal Telecommunications Act, neither local nor state governments may categorically prohibit the construction of wireless facilities in any community.

         Cable Regulation and Legislation

         The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act removes barriers to competition in both the cable television market and the local telephone market and reduces the scope of cable rate regulation.

         The Telecommunications Act required the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined due to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect AT&T Broadband's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of AT&T Broadband's cable systems.

         Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

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

         The FCC historically administered rate regulation of any cable programming service tiers (CPST), which typically contain satellite-delivered programming. Under the Telecommunications Act, the FCC's ability to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will adjudicate pending CPST complaints but will strictly limit its review and possible refund orders to the time period predating March 31, 1999.

         Cable Entry Into Telecommunications. The Telecommunications Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the Telecommunications Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. In 1999, there were several conflicting and inconclusive federal court decisions that addressed the issues of lawful "management of the right-of-ways" and "competitively neutral compensation." The Telecommunications Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant. The FCC has clarified that a cable operator's provision of Internet service does not affect the favorable pole rates.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the Telecommunications Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the United States Supreme Court upheld the FCC's fundamental interconnection requirements.

         Cable Systems Providing Internet Service. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Additionally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. Finally, several states are considering legislation that would require mandatory access for unafffiliated Internet service providers. These developments could, if they become widespread, burden the capacity of cable systems and complicate and delay plans for providing Internet service.

         Telephone Company Entry Into Cable Television. The Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors, and certain LECs have begun offering cable service.

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

         Electric Utility Entry Into
Telecommunications/Cable Television.  The
Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC, notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors.

         Cable Television Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect AT&T Broadband's ability to acquire attributable interests in additional cable systems including the pending MediaOne Merger.

         The FCC recently completed its reconsideration of both the national subscriber cap formula and the manner in which cable ownership is attributed. Although the new FCC formula increased the number of subscribers AT&T Broadband may "own", it is not yet clear under the new attribution rules whether the pending MediaOne Merger will be considered compliant with the new ownership cap.

         The FCC previously adopted regulations limiting carriage by the cable operator of national programming services in which that operator holds an attributable interest to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

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

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on AT&T Broadband's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines in a pending rulemaking that cable systems must carry all analog and digital signals transmitted by the television stations.

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

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to AT&T Broadband. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

         Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration or termination of an MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive MDU contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of MDU argreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in MDU areas under the exclusive occupancy of a renter. These developments may make it more difficult for AT&T Broadband to provide service in MDUs.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements and closed captioning), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility and emergency alert systems.

          The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

         The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect AT&T Broadband's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

         Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that AT&T Broadband's business will not be affected adversely by future legislation, new regulation or deregulation.

COMPETITION

         Competition  in  communications  services is based on price and pricing plans, the types of services offered, customer service, access to customer premises, and communications quality, reliability and availability, as well as, for business customers, the ability to provide high quality data communication services and technical support. AT&T's principal competitors include MCIWorldcom, Inc., Sprint Corporation, the RBOCs and GTE Corporation. AT&T also experiences significant competition in long distance from dial around resellers.

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

         Competition for subscribers among wireless service providers is based principally upon the services and features offered, call quality, customer service, system coverage and price. The AT&T Wireless Group's ability to compete successfully will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. The AT&T Wireless Group's primary competitors are Vodafone AirTouch, BellSouth, Bell Atlantic, GTE, Nextel Communications, Inc., SBC, VoiceStream Communications and Sprint.

         In addition, the wireless communications industry has been experiencing significant consolidation and the AT&T Wireless Group expects that this consolidation will continue. The previously announced mergers or joint ventures of Bell Atlantic/GTE/Vodafone/AirTouch, MCIWorldCom/Sprint and SBC/Ameritech will create large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to the AT&T Wireless Group's offerings. Assuming these mergers or ventures were completed today, the AT&T Wireless Group estimates that its ranking would decline to second in U.S. revenue, third in U.S. subscriber share and fourth in terms of U.S. population covered by licenses, or POPs. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than the AT&T Wireless Group and to obtain roaming rates that are more favorable than those obtained by the AT&T Wireless Group, and may be better able to respond to offers of the AT&T Wireless Group.

         The AT&T Wireless Group's cellular operations have always experienced direct competition from the second cellular licensee in each market. Beginning in 1997, the AT&T Wireless Group began experiencing competition from as many as six license holders in certain markets. Competition from new providers in the AT&T Wireless Group's markets will continue to increase as the networks of license holders are built out over the next several years. In addition, the FCC is likely to offer additional spectrum for wireless mobile licenses in the future using existing or new technologies.

         Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. There are alternative methods of distributing the same or similar video programming offered by cable television systems. These include DBS (allowing the subscriber to receive video services directly via satellite using a relatively small dish), telephone networks (whether it is through wireless cable, or through upgraded telephone networks), utility company networks, MMDS (which deliver programming services over microwave channels received by customers with special antennas), competitive, non-exclusive franchises, city provided cable services, SMATV systems (which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities). In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. Additionally, as AT&T begins to offer new services such as high speed Internet access and telephone services, there will be significant competition from both the local telephone companies and new providers of such services.

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

         The Telecommunications Act has already impacted the competitive environment. Anticipating changes in the industry, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have begun integrating their local service offerings with long distance offerings in advance of AT&T offering combined local and long distance service in these areas, adversely affecting AT&T's revenues and earnings in these service regions.

         In addition, the Telecommunications Act will permit RBOCs to provide interLATA interexchange services after demonstrating to the FCC that such provision is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. The RBOCs have petitioned the FCC for permission to provide interLATA interexchange services in one or more states within their home market; to date the FCC granted only one petition. In December 1999, Bell Atlantic became the first RBOC to obtain approval to provide long distance in a state within its home territory, in New York. In January 2000 Southwestern Bell applied to the FCC for authorization to provide long distance service in Texas; by law, the FCC is required to rule on the application in April 2000.

         To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenue and earnings. In any event, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's future long distance revenue and could adversely affect future earnings.

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

EMPLOYEE RELATIONS

         At December 31, 1999 AT&T employed approximately 148,000 persons in its operations, approximately 96.5% of whom are located domestically. About 28% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 94% are represented by the Communications Workers of

America (CWA), which is affiliated with the AFL-CIO; about 5% by the International Brotherhood of Electrical Workers (IBEW), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 2002.

SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT
EXPENSE INFORMATION

         For information about the Company's research and development expense, see Note 2 to the Consolidated Financial Statements. For information about the consolidated operating revenues contributed by the Company's major classes of products and services, see the revenue tables and descriptions on pages 14 and 19 through 25 of the Company's annual report to shareholders for the year ended December 31, 1999. All such information is incorporated herein by reference pursuant to General Instruction G(2).

LIBERTY MEDIA GROUP

         The economic performance of the Liberty Media Group are reflected in the Liberty Media Group tracking stock. A description of the Liberty Media Group is included as Exhibit 99 to this Form 10-K.

FORWARD LOOKING STATEMENTS

         This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management, and other matters.

         Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including statements concerning future operating performance, business prospects, capital needs, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, general industry growth rates and AT&T's performance relative thereto. These forward looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

         - the adoption and implementation of balanced and effective rules and regulations by the FCC and state regulatory agencies to implement the provisions of the Telecommunications Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform, the unbundling of cable facilities and international settlement reform;

         - success and market acceptance for new initiatives, including cable telephony and fixed wireless, many of which are untested; the level and timing of the growth and profitability of new initiatives; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment and technological implementation of new systems and applications to support new initiatives; the ability to address the needs of customers for broadband and Internet access; and local conditions and obstacles;

         - competitive pressures, including pricing pressures, alternative routing developments, and the ability to offer combined service packages that include local service; technological developments, including the rate of technological advances in, and implementation of, internet telephony services that compete with traditional
           telephony   services;   the  extent  and  pace  at  which   different
           competitive environments develop for each segment of the telecommunications industry; the extent at and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to AT&T being able to; and the degree to which AT&T experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry;

         - the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays; the ability to achieve cost savings and realize productivity improvements; the ability to effectively integrate operations of acquired entities with AT&T, the timing of approval of, and any conditions imposed on, the completion of the MediaOne merger; the ability to realize cost-saving and revenue synergies from the MediaOne merger; the ability to successfully implement cable telephony joint ventures; the ability to expand the cable footprint and the wireless footprint in an economical and expeditious manner; and the ability to enter into agreements which provide for reasonable roaming rates for wireless services; and

         - the ability to attract and retain qualified management employees in all key areas of the business; general economic conditions, government and regulatory policies, and business conditions in the communications industry.

         The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-K and throughout the other documents incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. AT&T undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES.

         The properties of AT&T Corp. consist primarily of plant and equipment used to provide long distance and wireless telecommunications services and cable television services and administrative office buildings. AT&T's owns and leases properties to support its offices, facilities and equipment.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In the normal course of business, AT&T Corp. is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T Corp. is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1999. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T Corp. beyond that provided for at year-end would not be material to AT&T Corp.'s annual consolidated financial position or results of operations.

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

                      Executive Officers of the Registrant
                             (as of March 17, 2000)

                                                                Became AT&T
Name                    Age                                 Executive Officer On
----                    ---                                --------------------

C. Michael Armstrong* .  61   Chairman of the Board and
                                Chief Executive Officer . . . . . . 10-97

Harold W. Burlingame. .  59   Executive Vice President,
                                Communications and Human
                                Resources, AT&T Wireless Group  . .  9-86

James Cicconi . . . . .  47   Executive Vice President-Law &
                                Government Affairs and
                                General Counsel . . . . . . . . . . 12-98

Mirian Graddick . . . .  45   Executive Vice President,
                                Human Resources . . . . . . . . . .  3-99

Mohan Gyani . . . . . .  48   Executive Vice President and
                                President & CEO, AT&T Wireless
                                Services  . . . . . . . . . . . . .  1-00

Frank Ianna . . . . . .  50   Executive Vice President and
                                President, AT&T Network Services. .  3-97

Michael G. Keith. . . .  51   Executive Vice President - AT&T
                                Wireless Group  . . . . . . . . . . 12-98

Richard J. Martin . . .  53   Executive Vice President, Public
                                Relations and Employee
                                Communication . . . . . . . . . . . 11-97

John C. Malone**. . . .  59   Chairman of the Board, Liberty
                                Media Corporation . . . . . . . . .  3-99

David C. Nagel. . . . .  55   President, AT&T Labs & Chief
                                Technology Officer  . . . . . . . .  3-97

Charles H. Noski. . . .  47   Senior Executive Vice President
                                and Chief Financial Officer . . . . 12-99

John C. Petrillo. . . .  50   Executive Vice President, Corporate
                                Strategy and Business Development .  1-96

Richard Roscitt . . . .  48   Executive Vice President and
                                President, AT&T Business Services .  9-97

Daniel E. Somers. . . .  52   President and CEO, AT&T Broadband . .  5-97

John D. Zeglis**. . . .  52   President, AT&T, and Chairman and
                                Chief Executive Officer, AT&T
                                Wireless Group  . . . . . . . . . .  9-86
-----------
 *Chairman of the Board of Directors and Chairman of the Executive
    and Proxy Committees.
**Member of the Board of Directors.

         All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Armstrong, Cicconi, Guyani, Malone, Nagel, Noski and Somers. Prior to joining AT&T in October 1997, Mr. Armstrong was Chairman and Chief Executive Officer of Hughes Electronics from 1991. Prior to joining AT&T in September 1998 as Senior Vice President-Law and Government Affairs, Mr. Cicconi was a Partner at the law firm of Akin, Gump, Strauss, Houer and Feld, L.L.P. from 1991. Prior to joining AT&T in January 2000, Mr. Gyani was Executive Vice President and Chief Financial Officer of Airtouch Communications from 1995 to 1999, and following the merger of Vodafone and Airtouch, was head of strategy and corporate development at Vodafone Airtouch plc. Prior to joining AT&T, Dr. Malone was President, Chairman and Chief Executive Officer of TCI from 1994. In addition, Dr. Malone served as director of TCI Pacific Communications, Inc. since 1996. Prior to joining AT&T in April 1996, Mr. Nagel was with Apple Computer, serving as Senior Vice President from 1995 and General Manager from 1988 through 1995. Prior to joining AT&T in December 1999, Mr. Noski was president and chief operating officer of Hughes Electronics Corporation. Prior to joining AT&T in May 1997, Mr. Somers was Chairman and Chief Executive Officer for Bell Cablemedia, plc, of London for two years and from 1992 to 1995, Mr. Somers was Executive Vice President and Chief Financial Officer for Bell Canada International.

PART II

Items 5. through 8.

         The information required by these items is included in pages 12 through 55 and the inside back cover of the Company's annual report to shareholders for the year ended December 31, 1999. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from the Company's annual report to shareholders has been filed as Exhibit 13 to this document.

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

         The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 27, 2000: the third and fourth paragraphs on page 7, the first and second paragraphs on page 8, the first full paragraph on page 9 through the first full paragraph on page 21 and the fourth paragraph on page 40 through page 71. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and
Reports on Form 8-K.

      (a)  Documents filed as a part of the report:

      (1)  Financial Statements:
                                                           Pages
                                                           -----

              Report of Management .......................   *
              Report of Independent Accountants ..........   *


           Statements:

              Consolidated Statements of Income ..........   *
              Consolidated Balance Sheets ................   *
              Consolidated Statements of Changes in
                Shareowners' Equity ......................   *
              Consolidated Statements of Cash Flows ......   *
              Notes to Consolidated Financial Statements .   *

      (2)  Financial Statement Schedule:

              Report of Independent Accountants ..........   47

           Schedule:

              II -- Valuation and Qualifying Accounts ....   48

           Separate financial statements of Liberty Media Group, which is a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-9, are included as Exhibit 99.

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

------------

*Incorporated herein by reference to the appropriate portions of the Company's annual report to shareholders for the year ended December 31, 1999. (See Part II.)

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

(10)(iii)(A)12    AT&T Mid-Career Hire Program revised effective January 1, 1988
                  (Exhibit (10)(iii)(A)4  to Form SE, dated March 25, 1988, File
                  No. 1-1105) including AT&T Mid-Career Pension Plan, as amended and restated July 1, 1999.

(10)(iii)(A)13    AT&T 1997 Long Term Incentive Program as amended through March
                  14, 2000

(10)(iii)(A)14    Form  of Indemnification Contract  for Officers and  Directors
                  (Exhibit  (10)(iii)(A)6 to Form SE, dated March 25, 1987, File
                  No.1-1105).

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

(10)(iii)(A)24    Liberty  Media  401(K) Savings  Plan (Incorporation  herein by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on
                  Form  S-8 to the  Registration  Statement  on Form S-4 of AT&T
                  Corp. (Commission File No. 333-70279) filed March 10, 1999).

(12)              Computation of Ratio of Earnings to Fixed Charges.

(13) Specified portions (pages 12 through 55 and the inside back cover) of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

(21)              List of subsidiaries of AT&T.

(23)a             Consent of PricewaterhouseCoopers, LLP

(23)b             Consent of KPMG, LLP

(24) Powers of Attorney executed by officers and directors who signed this report.

(27)              Financial Data Schedules.

(99)              Supplemental Information regarding Liberty Media Group.

         AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

         During the fourth quarter 1999, Form 8-K dated October 29, 1999 was filed pursuant to Item 5 (Other Events), Form 8-K dated November 16, 1999 was filed pursuant to Item 5 (Other Events) and Form 8-K dated December 6, 1999 was filed pursuant to Item 5 (Other Events).

REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareowners of AT&T Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2000 appearing in the 1999 Annual Report to Shareholders of AT&T Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

New York, New York

March 9, 2000

                              Schedule II--Sheet 1

                                   AT&T CORP.
                        AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of Dollars)

------------------------------------------------------------------------------
           COL. A            COL. B       COL. C       COL. D       COL. E
------------------------------------------------------------------------------
                                        Charged to
                           Balance at   Costs and                   Balance
                           Beginning     Expenses                   at End
        Description        of Period     and Other  Deductions(a)  of Period
------------------------------------------------------------------------------
         Year 1999

Allowances for doubtful
  accounts (b)               $1,106       $1,416      $  962         $1,560

Deferred tax asset valuation
  allowance (c)              $  278       $  124      $  171         $  231

         Year 1998

Allowances for doubtful
  accounts (b)               $1,037       $1,389      $1,320         $1,106

Deferred tax asset valuation
  allowance (c)              $  361       $   23      $  106         $  278

The Notes on Sheet 2 are an integral part of this Schedule.

                              Schedule II--Sheet 2

                                   AT&T CORP.
                        AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of Dollars)

------------------------------------------------------------------------------
           COL. A            COL. B       COL. C       COL. D       COL. E
------------------------------------------------------------------------------
                                        Charged to
                           Balance at   Costs and                   Balance
                           Beginning     Expenses                   at End
        Description        of Period     and Other  Deductions(a)  of Period
------------------------------------------------------------------------------
         Year 1997

Allowances for doubtful
  accounts (b)               $1,000       $1,522      $1,485         $1,037

Deferred tax asset valuation
  allowance (c)              $  220       $  142      $    1         $  361

------------

(a)     Amounts   written  off   as   uncollectible,  net   of  recoveries   and
        reclassifications.
(b) Includes allowances for doubtful accounts on long-term receivables of $53, $46 and $49 at December 31, 1999, 1998 and 1997, respectively (included in other assets in the Consolidated Balance Sheets).
(c) End of period balances at December 31, 1998 and 1997, include $18 and $14, respectively, which represent the current portion of the deferred tax valuation allowance. There was no current portion at December 31, 1999. The increase in the deferred tax asset valuation allowance in 1999 is due to the acquisition of Tele-Communications, Inc.

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


March 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                     #
                                                  #
  C. Michael Armstrong     Chairman of the Board  #
                           and Chief Executive    #
                           Officer                #
                                                  #
  John Zeglis              President and Director #
                                                  #
Principal Financial Officer:                      #
                                                  #
  Charles H. Noski         Senior Executive Vice  #
                           President and Chief    #
                           Financial Officer      #
                                                  #
Principal Accounting Officer:                     #
                                                  #
  Nicholas S. Cyprus       Vice President and     #
                           Controller             ##   By M. J. Wasser
                                                  #    (attorney-in-fact)*
   Directors:                                     #
                                                  #    March 27, 2000
  Kenneth T. Derr                                 #
  M. Kathryn Eickhoff                             #
  Walter Y. Elisha                                #
  George M. C. Fisher                             #
  Donald V. Fites                                 #
  Amos B. Hostetter, Jr.                          #
  Ralph S. Larsen                                 #
  John C. Malone                                  #
  Donald F. McHenry                               #
  Michael I. Sovern                               #
  Sanford I. Weill                                #
  Thomas H. Wyman                                 #