Form 10-Q
period 2000-03-31
AT&T CORP
filed 2000-05-15
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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


At April 30, 2000, the following shares of stock were outstanding:

         AT&T common stock - 3,145,338,509 shares
         Liberty Media Group Class A tracking stock - 1,184,602,868 shares Liberty Media Group Class B tracking stock - 103,117,226 shares AT&T Wireless Group tracking stock - 360,000,000 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                  For the Three
                                                      Months Ended
                                                         March 31,
                                                      2000      1999

Revenue                                            $15,836   $14,096

Operating Expenses
Access and other connection                          3,588     3,732
Costs of services and products                       3,850     2,872
Selling, general and administrative                  3,289     3,157
Depreciation and other amortization                  1,566     1,304
Amortization of goodwill, franchise costs
 and other purchased intangibles                       368       184
Net restructuring and other charges                    773       731
Total operating expenses                            13,434    11,980

Operating income                                     2,402     2,116

Equity earnings (losses) from Liberty Media Group      942       (58)
Other income                                           262       149
Interest expense                                       555       190
Income before income taxes                           3,051     2,017
Provision for income taxes                             368       999

Net income                                         $ 2,683   $ 1,018

AT&T Group earnings per AT&T common share:
 Basic                                             $  0.55   $  0.39
 Diluted                                           $  0.54   $  0.38

Dividends declared per AT&T common share           $  0.22   $  0.22

Liberty Media Group earnings (loss) per share:
 Basic and diluted                                 $  0.73   $ (0.05)



                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           2000        1999
ASSETS

Cash and cash equivalents                              $    102    $  1,024

Receivables, less allowances of $1,267 and $1,507        10,943      10,453

Deferred income taxes                                     1,499       1,287

Other current assets                                      1,075       1,120

TOTAL CURRENT ASSETS                                     13,619      13,884

Property, plant and equipment, net of accumulated
  depreciation of $28,884 and $30,057                    38,853      39,618

Franchise costs, net of accumulated amortization
  of $883 and $697                                       32,194      32,693

Licensing costs, net of accumulated amortization
  of $1,551 and $1,491                                    8,578       8,548

Goodwill, net of accumulated amortization of
  $426 and $363                                           7,390       7,445

Investment in Liberty Media Group and related
  receivables, net                                       41,983      38,460

Other investments and related advances                   21,567      19,366

Prepaid pension costs                                     2,571       2,464

Other assets                                              6,927       6,928

TOTAL ASSETS                                           $173,682    $169,406

                                   (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           2000        1999
LIABILITIES

Accounts payable                                       $  6,401    $  6,771
Payroll and benefit-related liabilities                   2,457       2,651
Debt maturing within one year                            15,195      12,633
Dividends payable                                           692         703
Other current liabilities                                 5,968       5,449

TOTAL CURRENT LIABILITIES                                30,713      28,207

Long-term debt                                           21,886      21,591
Long-term benefit-related liabilities                     3,943       3,964
Deferred income taxes                                    23,846      24,199
Other long-term liabilities and deferred credits          3,884       3,801

TOTAL LIABILITIES                                        84,272      81,762

Minority Interest in Equity of Consolidated
  Subsidiaries                                            2,378       2,391

Company-Obligated Convertible Quarterly Income
  Preferred Securities of Subsidiary Trust Holding
  Solely Subordinated Debt Securities of AT&T             4,702       4,700

Subsidiary-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts Holding Solely
  Subordinated Debt Securities of an AT&T Subsidiary      1,625       1,626

SHAREOWNERS' EQUITY Common Stock:
AT&T Common Stock, $1 par value,  authorized  6,000,000,000  shares;  issued and outstanding 3,146,934,773 shares (net of 357,151,160 treasury shares) at March 31, 2000, and 3,196,436,757 shares (net of 287,866,419 treasury shares) at
  December 31, 1999                                       3,147       3,196
Liberty Media Group Class A Tracking Stock, $1 par
  value, authorized 2,500,000,000 shares; issued and outstanding 1,181,420,568 shares (net of 23,368,954 treasury shares) at March 31, 2000,
  and 1,156,778,730 shares at December 31, 1999           1,181       1,157
Liberty Media Group Class B Tracking Stock, $1 par value, authorized 250,000,000 shares; issued and outstanding 103,117,226 shares (net of 5,303,888 treasury shares) at March 31, 2000,
  and 108,421,114 shares at December 31, 1999               103         108
Additional paid-in capital                               58,921      60,792
Guaranteed ESOP obligation                                    -         (17)
Retained earnings                                         8,553       6,712
Accumulated other comprehensive income                    8,800       6,979
TOTAL SHAREOWNERS' EQUITY                                80,705      78,927

TOTAL LIABILITIES & SHAREOWNERS' EQUITY                $173,682    $169,406


                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                    (Dollars in Millions Except Share Amounts)
                                  (Unaudited)

                                  For the Three
                                  Months Ended
                                    March 31,
                                                 2000       1999
AT&T Common Shares
  Balance at beginning of year                $ 3,196    $ 2,630
  Shares issued (acquired), net:
    Under employee plans                            1         (2)
    For acquisitions                                -        553
    Other*                                        (50)         -
Balance at end of period                        3,147      3,181

Liberty Media Group Class A Tracking Stock
  Balance at beginning of year                  1,157          -
  Shares issued, net:
    For acquisitions                               24      1,140
    Other                                           -          2
Balance at end of period                        1,181      1,142

Liberty Media Group Class B Tracking Stock
  Balance at beginning of year                    108          -
  Shares issued (acquired), net:
    For acquisitions                                -        110
    Other                                          (5)         -
Balance at end of period                          103        110

Additional Paid-In Capital
  Balance at beginning of year                 60,792     15,195
  Shares issued (acquired), net:
    Under employee plans                           50       (103)
    For acquisitions                              756     43,144
    Other*                                     (2,619)        47
  Gain on issuance of common stock
    by affiliates                                 (95)         -
  Other                                            37         64
Balance at end of period                       58,921     58,347

Guaranteed ESOP Obligation
  Balance at beginning of year                   (17)        (44)
  Amortization                                    17          13
Balance at end of period                           -         (31)

Retained Earnings
  Balance at beginning of year                 6,712        7,800
  Net income                                   2,683        1,018
  Dividends declared                            (692)        (699)
  Treasury shares issued at less
    than cost                                   (150)      (1,360)
Balance at end of period                       8,553        6,759

                                   (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                 (Dollars in Millions Except Share Amounts)
                               (Unaudited)

                                  For the Three
                                  Months Ended
                                    March 31,
                                                 2000       1999

Accumulated Comprehensive Income
  Balance at beginning of year                  6,979        (59)
  Other comprehensive income                    1,821        913
Balance at end of year                          8,800        854

Total Shareowners' Equity                     $80,705    $70,362

Summary of Total Comprehensive Income:
Net income                                    $ 2,683    $ 1,018
Net foreign currency translation adjustment
  (net of taxes of $(34) and $(2))                (58)        (1)
Net revaluation of investments (net of
  taxes of $1,227 and $597)                     1,879        914
Comprehensive Income                          $ 4,504    $ 1,931

* Represents AT&T stock received from Cox Communications, Inc., in exchange for certain cable systems and other assets.

In the first quarter of 2000, other comprehensive income included Liberty Media Group's foreign currency translation adjustments totaling $(31), net of applicable taxes, and revaluation of Liberty Media Group's available-for-sale securities totaling $3,259, net of applicable taxes, partially offset by the recognition of previously unrecognized available for sale securities of $1,478.

In the first quarter of 1999, other comprehensive income included Liberty Media Group's foreign currency translation adjustments totaling $12, net of applicable taxes, and revaluation of Liberty Media Group's available-for-sale securities totaling $894, net of applicable taxes.

  AT&T accounts for treasury stock as retired stock, and as of March 31, 2000, had 357 million treasury shares of which 225 million shares were owned by AT&T Broadband subsidiaries and 70 million shares related to the purchase of AT&T shares previously owned by Liberty Media Group.
  We have 100 million authorized shares of preferred stock at $1 par value. No preferred stock is currently issued or outstanding.
  We have 6 billion authorized shares of AT&T Wireless Group tracking stock at $1 par value, none of which were issued or outstanding as of the end of the first quarter, however, 360 million were issued and outstanding as a result of the initial public offering on April 27, 2000.

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                  For the Three
                                  Months Ended
                                    March 31,
                                                  2000      1999
Operating Activities
Net income                                     $ 2,683   $ 1,018
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gains on sales                                 (594)     (158)
   Net restructuring and other charges             748       731
   Depreciation and amortization                 1,934     1,488
   Provision for uncollectibles                    284       386
   Net equity (earnings) losses from Liberty
     Media Group                                  (942)       58
   Net losses from other equity investments        301        81
   Increase in accounts receivable                (890)     (622)
   Decrease in accounts payable                    (73)     (742)
   Net change in other operating assets
     and liabilities                              (483)   (1,460)
   Other adjustments                              (592)      (34)
Net cash provided by operating activities        2,376       746

Investing Activities
  Capital expenditures and other additions      (3,236)   (1,913)
  Proceeds from sale or disposal of
    property, plant and equipment                  143        16
  (Increase) decrease in other receivables        (980)        4
  Net (acquisitions) dispositions of
    licenses                                       (82)        9
  Equity investment distributions and sales        417        69
  Equity investment contributions and
    purchases                                   (1,059)   (5,821)
  (Acquisitions) dispositions of businesses
    including cash acquired in acquisitions       (188)      797
  Other investing activities, net                  (16)      (52)
Net cash used in investing activities           (5,001)   (6,891)

Financing Activities
  Proceeds from long-term debt issuances           739     7,948
  Retirements of long-term debt                 (1,007)     (493)
  Net acquisition of treasury shares              (393)   (4,344)
  Dividends paid on common stock                  (703)     (603)
  Distributions on trust preferred securities      (97)      (12)
  Increase in short-term borrowings, net         3,179     1,834
  Other financing activities, net                  (15)      118
Net cash provided by financing activities        1,703     4,448

Net decrease in cash and cash equivalents         (922)   (1,697)

Cash and cash equivalents at beginning
  of year                                        1,024     3,160

Cash and cash equivalents at end of period     $   102   $ 1,463


                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION
         The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 1999, the financial statements of Liberty Media Group for the year ended December 31, 1999, included in AT&T's Form 10-K filed on March 27, 2000, and the financial statements of Liberty Media Group for the quarter ended March 31, 2000, included as Exhibit 99 to this AT&T quarterly report on Form 10-Q.

         We have reclassified certain prior period amounts to conform with our current presentation.

(b)      MERGER WITH TELE-COMMUNICATIONS, INC. (TCI)
         On March 9, 1999, AT&T completed a merger with TCI, renamed AT&T Broadband (Broadband), in an all-stock transaction valued at approximately $52 billion. The merger was accounted for under the purchase method of accounting and, accordingly, the results of Broadband have been included with the financial results of AT&T since the date of acquisition.

         In connection with the closing, AT&T issued separate tracking stock designed to reflect the economic performance of Liberty Media Group
         (LMG), TCI's former programming and technology investment business.

         AT&T does not have a controlling financial interest for financial accounting purposes in LMG; therefore, our investment in LMG is accounted for under the equity method in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected as separate line items "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net," in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to LMG are excluded from the earnings attributable to the holders of AT&T common stock, referred to as AT&T Group.

         The $52 billion aggregate value assigned to Broadband's net assets was composed of AT&T common stock of approximately $27 billion, Liberty Media Group tracking stock of approximately $23 billion, and assumption of convertible notes and preferred stock of approximately $2 billion.

         Approximately $20 billion of the purchase price of $52 billion was attributed to franchise costs. Also included was approximately $11 billion related to nonconsolidated investments, approximately $5 billion related to property, plant and equipment, approximately $11 billion of Broadband long-term debt and approximately $7 billion related to other net liabilities. In addition, our investment in LMG was recorded at approximately $34 billion.

                                                         AT&T Form 10-Q - Part I

         Following is a summary of the pro forma results of AT&T as if the merger had closed effective January 1, 1999:

                                                      For the Three Months
                                                      Ended March 31, 1999
              Shares in millions                          (unaudited)

              Revenue                                       $15,037
              Net income                                        446

              Weighted-average AT&T Group common shares       3,147

              Weighted-average AT&T Group common shares
                and potential common shares                   3,253

              Weighted-average Liberty Media Group shares     1,190

              Earnings per AT&T common share:
                Basic                                       $  0.23
                Diluted                                     $  0.22

              Liberty Media Group loss per share:
                Basic and diluted                           $  0.24

         Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.


(c)      OTHER ACQUISITIONS, EXCHANGES AND DISPOSITIONS

         EXCITE@HOME
         On March 29, 2000, AT&T and At Home Corporation (Excite@Home), along with Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox), agreed to new extended distribution arrangements and a reorganization of the governance of Excite@Home. Under the agreement, Comcast and Cox will give up certain veto rights at the Excite@Home board level and their representatives will resign from the board. AT&T will have the right to elect a majority of the board members and Excite@Home will amend the charter to allow board action by simple majority. As a result, AT&T will continue to have 25% of the economic interest in Excite@Home on a fully diluted basis, however our voting interest will increase to 74% compared with the 56% voting interest we currently have. As a result of the governance changes, AT&T will gain a controlling financial interest and will begin consolidating Excite@Home's results upon the close of these transactions.

         Also, in connection with the new distribution agreements, AT&T will have the right through 2008 to purchase up to approximately 25 million Series A shares and 25 million Series B shares. In addition, on July 1, 2000, AT&T will sell a put option to Comcast and Cox that gives Comcast and Cox the right to sell their shares in Excite@Home to AT&T for a minimum price of $48 a share any time between January 1, 2001, and June 4, 2002. Comcast and Cox each own approximately 30 million Series A shares, or about 8% each of Excite@Home. AT&T's purchase obligation is limited to an aggregate value of approximately $3 billion.

                                                         AT&T Form 10-Q - Part I

         COX COMMUNICATIONS, INC.
         On March 15, 2000, AT&T received 50.3 million shares of AT&T common stock held by Cox in exchange for an entity owning cable television systems serving approximately 312,000 customers and certain other net assets. Specifically, AT&T exchanged $1.1 billion of investments and related advances, $0.9 billion of franchise costs and $0.5 billion of other net assets for stock valued at $2.7 billion on March 15, 2000. The transaction resulted in a pretax gain of $211.

         LENFEST COMMUNICATIONS, INC.
         On January 18, 2000, AT&T sold its ownership in Lenfest Communications, Inc., to a subsidiary of Comcast. In connection with the sale, we received 48.6 billion shares of Comcast Class Special A common stock. The transaction resulted in a pretax gain of $231.

         CONCERT
         On January 5, 2000, AT&T and British Telecommunication, plc (BT) announced financial closure of Concert, their global communications joint venture. AT&T contributed all of its international gateway-to-gateway assets, which had a book value of $1.6 billion, as well as the economic value of approximately 270 multinational customers specifically targeted for direct sales by Concert. In addition, we contributed our international settlement business (revenue and expenses) to Concert.


(d)      NET RESTRUCTURING AND OTHER CHARGES
         During the quarter AT&T recorded $773 of net restructuring and other charges, which included $682 for restructuring and exit costs associated with AT&T's initiative to reduce costs by the end of 2000, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

         Included in restructuring and exit costs was $458 of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees. Nearly 10% of the affected employees have left their positions as of March 31, 2000, and the remaining employees will leave the company during 2000.

         We also recorded $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the quarter.

                                                         AT&T Form 10-Q - Part I

         The  following   table  displays  the  activity  and  balances  of  the
         restructuring reserve account from January 1, 2000, to March 31, 2000:


                                  Jan. 1,                               Mar. 31,
                                   2000                                   2000
              Type of Cost       Balance    Additions    Deductions     Balance
              Employee
                separations        $150       $458          $(109)       $499
              Facility closings     239          -            (18)        221
              Other                  21         62            (11)         72
              Total                $410       $520          $(138)       $792

         Deductions reflect cash payments of $89 related to employee separations and noncash utilization of $49. The cash outlay was primarily funded through cash from operations. Noncash utilization included deferred severance payments primarily related to executives.

         Also included in restructuring and exit costs was $144 of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

         As a result of our planned merger with MediaOne Group, Inc. and as part of our continuing efforts to reduce costs, we may record further charges for exit and separation plans.

         During the first quarter of 1999, we recorded $731 of net restructuring and other charges, which included a $594 in-process research and development charge related to the TCI acquisition. This charge reflected the estimated value, as of the acquisition date, of research and development projects at TCI which had not yet reached technological feasibility and which had no alternative future use. The projects identified related to TCI's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation, product integration efforts for advanced set-top devices that would enable TCI to offer next-generation digital services and in-process research and development related to Excite@Home.

         Also  included  in the 1999 first  quarter  charge  was $196  primarily related to a settlement associated with the government-mandated disposition of a joint venture that would have competed directly with Concert. In addition, we recorded a benefit of $59 related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program offer.

                                                         AT&T Form 10-Q - Part I

(e)      EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
         Basic earnings per share (EPS) for AT&T Group for the three months ended March 31, 2000 and 1999, were computed by dividing earnings attributable to AT&T Group common shareowners by the weighted-average number of common shares outstanding of AT&T Group during the period.

         Diluted  EPS  for  AT&T  Group  was   computed  by  dividing   earnings
         attributable to AT&T Group common shareowners, adjusted for the conversion of securities, by the weighted-average number of common shares and dilutive potential common shares outstanding of AT&T Group during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of a subsidiary, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS. The dividends have an after-tax impact to quarterly earnings of approximately $40. Assuming the conversion of these securities, the dividends would no longer be included as a reduction to net income and the securities would convert into 66.667 million shares of AT&T common stock.

         Income for the three months ended March 31, 2000 and 1999, of $2,683 and $1,018, respectively, included income attributable to AT&T Group of $1,741 and $1,076, respectively, as well as earnings (losses) from LMG of $942 and $(58), respectively.

         A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Group is as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                                 2000       1999

              Income attributable to AT&T Group                $1,741     $1,076
              Income impact of assumed conversion of
                preferred stock of subsidiary                       8          -
              Income attributable to AT&T Group adjusted
                for conversion of securities                   $1,749     $1,076

              Shares in millions
              AT&T Group weighted-average common shares         3,185      2,751
              Stock options                                        31         41
              Preferred stock of subsidiary                        40         10
              Convertible debt securities of subsidiary             -          7
              AT&T Group weighted-average common shares and
                potential common shares                         3,256      2,809

         Basic EPS for LMG for the three months ended March 31, 2000, and for the period from the date of acquisition through March 31, 1999, was computed by dividing the earnings (loss) attributable to LMG shareowners by the weighted-average number of shares outstanding of LMG of 1,282 million and 1,194 million, respectively. Potentially dilutive securities have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. In addition, since LMG had a loss in the first quarter of 1999, the impact of any potential shares would have been antidilutive. There were 50 million and 180 million potentially

                                                         AT&T Form 10-Q - Part I

         dilutive   securities   outstanding   at  March  31,   2000  and  1999,
         respectively. Subject to shareowner approval, the board of directors has approved a two-for-one stock split of Liberty Media stock to shareowners of record on May 25, 2000. The shares will be distributed on or after June 9, 2000.


(f)      GUARANTEE OF PREFERRED SECURITIES
         Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV. At March 31, 2000, $1,266 of the guaranteed redeemable preferred securities remained outstanding. Following is a summary of the results of TCI which have been included in the financial results of AT&T for each corresponding period. The summarized financial information includes transactions with AT&T that were eliminated in consolidation.

                                       For the Three       For the One
                                        Months Ended       Month Ended
                                       March 31, 2000     March 31, 1999

              Revenue                    $ 1,490             $  483
              Operating loss                  96                544
              Net loss                       616                740

                                           As of             As of
                                          March 31,        December 31,
                                            2000               1999
              Current assets             $   489            $   468
              Noncurrent assets           93,780             93,798
              Current liabilities          2,587              2,814
              Noncurrent liabilities      36,050             36,227
              Minority interests           2,170              2,175


(g)      RELATED PARTY TRANSACTIONS
         AT&T has various related party transactions with Concert as a result of the closure of the global venture in early January.

         Included in revenue in the first quarter of 2000 is $266 for services provided to Concert.

         Included in access and other connection expenses in the first quarter of 2000 are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $579.

         During the first quarter of 2000, AT&T loaned $1.0 billion to Concert which is included within investments and related advances in the accompanying consolidated balance sheets.

         Included in accounts receivable and accounts payable are $510 and $845, respectively, related to transactions with Concert.

                                                         AT&T Form 10-Q - Part I
(h)      SEGMENT REPORTING
         AT&T's results are segmented according to the way we manage our business: Business Services, Consumer Services, Wireless Services and Broadband. Our existing segments reflect certain managerial changes since the publication of our 1999 annual results. The Business Services segment was expanded to include the AT&T Solutions outsourcing unit, AT&T Global Network Services (AGNS), and the AT&T Information Technology Services unit, formerly all part of the Solutions Group. The results of fixed wireless have been moved from the Consumer Services segment to the Wireless Services segment, and management of the business sales force that supports wireless products was transferred from Business Services to Wireless Services. Additionally WOOD-TV (which was sold in 1999) was transferred and corporate overhead was allocated to Wireless Services from Corporate and Other, to align the Wireless Services segment with the results to be included in the AT&T Wireless Group. All prior period results have been restated to reflect these changes. In addition, 2000 results reflect the impact of assets and businesses contributed to Concert, which were included in 1999 results.

         Reflecting  the dynamics of our business,  we  continuously  review our
         management  model  and  structure,   which  may  result  in  additional
         adjustments to our operating segments in the future.

              REVENUE

              For the Three Months Ended March 31,     2000        1999
              Business services external revenue    $ 6,958      $6,285
              Business services internal revenue        178         163
              Total business services revenue         7,136       6,448
              Consumer services external revenue      5,059       5,470
              Wireless services external revenue      2,198       1,562
              Broadband external revenue              1,492         483

              Total reportable segments              15,885      13,963

              Corporate and Other revenue (a)           (49)        133
              Total revenue                         $15,836     $14,096

              (a) Included in Corporate and Other is revenue from international operations and ventures, other corporate operations and the elimination of internal revenue.

              RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

              For the Three Months Ended March 31,      2000        1999
              Business services                       $1,525      $1,592
              Consumer services                        1,719       1,851
              Wireless services                          111         (51)
              Broadband                                  (45)       (673)
                Total reportable segments' EBIT        3,310       2,719
              Corporate and Other EBIT                  (646)       (454)
              Liberty Media Group equity earnings
                (losses)                                 942         (58)
              Interest expense                           555         190
                Total income before income taxes      $3,051      $2,017

                                                         AT&T Form 10-Q - Part I

              ASSETS
                                                    At Mar. 31,  At Dec. 31,
                                                        2000        1999
              Business services                     $ 31,855    $ 32,010
              Consumer services                        5,418       6,279
              Wireless services                       24,666      23,312
              Broadband                               53,826      56,536
                Total reportable segments            115,765     118,137

              Corporate and Other:
                Other segments                         5,185       3,386
                Prepaid pension costs                  2,571       2,464
                Deferred taxes                         1,258         899
                Other corporate assets                 6,920       6,060
              Investment in Liberty Media Group
                and related receivables, net          41,983      38,460

              Total assets                          $173,682    $169,406

(i)      SUBSEQUENT EVENTS
         On April 27, 2000, AT&T completed an initial public offering of 360,000,000 shares of AT&T Wireless Group tracking stock at an initial public offering price of $29.50 per share. This stock is designed to track the performance of AT&T's wireless services businesses. The net proceeds to AT&T after deducting underwriter's discount and related fees and expenses, were $10.3 billion. AT&T has allocated $7.0 billion of net proceeds to the AT&T Wireless Group to expand its network, pursue acquisition opportunities, make capital expenditures and for general corporate purposes. The remaining net proceeds of $3.3 billion have been allocated to the AT&T Common Stock Group for general corporate purposes. Holders of AT&T Wireless Group tracking stock are entitled to one-half of a vote per share.

         The AT&T Wireless Group tracking stock issued in the initial public offering reflected only a portion of the economic performance of the AT&T Wireless Group. AT&T retained the remaining interest in the economic performance of the AT&T Wireless Group in the form of an inter-group interest. AT&T currently intends to distribute a portion of the AT&T Common Stock Group's interest in the AT&T Wireless Group in the second half of this year. Such disposition will include a distribution in the form of a dividend to holders of AT&T Common Stock Group shares for at least a portion of such interest, but may also include an exchange offer, a further sale of AT&T Wireless Group tracking stock or a combination thereof. The method, timing and sequence of the distribution options, which could occur in stages, will be based on the AT&T Board of Directors' assessment of the market conditions and other circumstances, as appropriate, with the goal of maximizing value for all AT&T shareowners. Following the distribution we expect that the outstanding shares of AT&T Wireless Group tracking stock will reflect 100% of the economic performance of the AT&T Wireless Group. The AT&T Wireless Group tracking stock is listed on the New York Stock Exchange under the symbol "AWE."

                                                         AT&T Form 10-Q - Part I

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
AT&T is among the world's communications leaders, providing voice, data and video telecommunications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional, local and wireless communications services, cable television and Internet communications services. AT&T also provides billing, directory and calling-card services to support our communications business.

On January 5, 2000, AT&T and British Telecommunications, plc (BT) announced financial closure of Concert, their global communications joint venture. Concert began operations as a leading global telecommunications company, serving multinational business customers, international carriers and Internet service providers worldwide, providing them with voice, data and Internet services. AT&T contributed all of its international gateway-to-gateway assets and the economic value of approximately 270 multinational customers. In addition, AT&T contributed our international settlement business (revenue and expenses) to Concert. Results for 2000 reflect the impact of these contributions.

In connection with our first quarter 1999 merger with Tele-Communications, Inc.,
(TCI) renamed AT&T Broadband (Broadband), we issued a separate tracking stock to reflect the economic performance of Liberty Media Group (LMG), Broadband's former programming and technology investment businesses. We do not have a controlling financial interest in Liberty Media Group for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method in the AT&T consolidated financial statements. All other businesses of AT&T comprise the AT&T Group, the economic performance of which is represented by AT&T common stock. References to AT&T common stock do not include the LMG tracking stock.

Ownership of shares of AT&T common stock or Liberty Media tracking stock does not represent a direct legal interest in the assets and liabilities of either of the groups, but an ownership of AT&T in total. Each of these shares represents an interest in the economic performance of the net assets of each of these groups. Accordingly, the earnings and losses related to LMG are excluded from earnings attributable to AT&T Group, and earnings and losses related to AT&T Group are excluded from earnings attributable to LMG.

Because we account for LMG as an equity investment, revenue, operating expenses, other income, interest expense and provision for taxes for AT&T Group are the same as for consolidated AT&T.

On March 14, 2000, AT&T shareowners approved the creation of a stock that will track the economic performance of the AT&T Wireless Group. An initial public offering of the AT&T Wireless Group tracking stock was completed on April 27, 2000, with the issuance of 360,000,000 shares, which represented 15.6% of the economic interest of the AT&T Wireless Group. The issuance of the tracking stock had no impact on results of operations or financial condition for the first quarter of 2000.

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999, and financial condition as of March 31, 2000 and December 31, 1999.

                                                         AT&T Form 10-Q - Part I

FORWARD-LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements herein constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the Federal Communications Commission (FCC) and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control, that could cause actual results to differ materially from such statements. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE
                                            For the Three Months
                                               Ended March 31,
                                                2000      1999
Dollars in Millions
Business services                            $ 7,136   $ 6,448
Consumer services                              5,059     5,470
Wireless services                              2,198     1,562
Broadband                                      1,492       483
Corporate and Other                              (49)      133
Total revenue                                $15,836   $14,096

Revenue increased $1,740 million in the first quarter of 2000, or 12.3%, to $15,836 million compared with the first quarter of 1999. Revenue was impacted by the 1999 acquisitions of TCI and the IBM Global Network (renamed AT&T Global Network Services, or AGNS), and the formation of Concert, our global venture with BT. Normalized revenue, which adjusts 1999 revenue for the acquisition of TCI, including all closed cable partnerships and Excite@Home, the acquisition of AGNS, various divestments of international businesses, and the impact of businesses contributed to Concert, increased $862 million in the first quarter of 2000, or 5.8%, from $14,974 million in the first quarter of 1999. The increase was primarily driven by Wireless Services, Business Services and Broadband, partially offset by a decline in Consumer Services.

OPERATING EXPENSES

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Access and other connection                   $3,588    $3,732

Access and other connection expenses decreased $144 million, or 3.9%, to $3,588 million in the first quarter of 2000 compared with the first quarter of 1999. Included within access and other connection expenses are costs that we pay to connect domestic calls on the facilities of other service providers. These costs declined during the quarter primarily due to mandated reductions in per-minute access costs and the sale of ACC International, partially offset by increased per-line charges (Primary Interexchange Carrier Charges) and Universal Service Fund contributions.

                                                         AT&T Form 10-Q - Part I

Also included within access and other connection expenses are costs paid to foreign telephone companies to connect calls made to foreign countries (international settlements). As result of the commencement of operations of Concert, all of our international settlements are incurred by Concert. In addition, all of our foreign billed revenue is now earned by Concert. Concert bills us a net expense comprised of international settlement (interconnection) expense and foreign billed revenue. The amount charged by Concert in 2000 is lower than interconnection expense incurred in 1999, since AT&T recorded these transactions within revenue and expense, as applicable. Partially offsetting this decline were costs incurred related to Concert products that AT&T now sells to its customers.


For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Costs of services and products                $3,850    $2,872

Costs of services and products, previously called "network and other costs of services," increased $978 million, or 34.0%, to $3,850 million in the first quarter of 2000 compared with the same quarter last year, largely due to our 1999 acquisitions of TCI and AGNS, partially offset by the impact of the businesses contributed to Concert. Excluding these items, costs of services and products increased slightly. The increase resulted from higher costs associated with our growing wireless subscriber base, increased costs to support growth in outsourcing contracts and an increase in per-call compensation expense as a result of a favorable impact of a first quarter 1999 FCC ruling. These increases were partially offset by a lower provision for uncollectible receivables in Business and Consumer Services and cost control initiatives.


For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Selling, general and administrative           $3,289    $3,157

Selling, general and administrative (SG&A) expenses were up $132 million, or 4.2%, to $3,289 million in the first quarter of 2000 compared with the year-ago quarter. The increase was primarily driven by our 1999 acquisitions of TCI and AGNS, partially offset by the impact of businesses contributed to Concert. Excluding these items, SG&A expenses declined by approximately 2%. The decline was primarily due to our cost control initiatives, such as headcount reductions, and lower customer acquisition and retention spending in Consumer Services, partially offset by an increase in expenses associated with our growing wireless subscriber base.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Depreciation and other amortization           $1,566    $1,304

Depreciation and other amortization expenses increased $262 million, or 20.1%, in the first quarter of 2000 compared with the first quarter of 1999. The increase primarily resulted from the acquisitions of TCI and AGNS and the growth in AT&T Group's depreciable asset base resulting from continued infrastructure investments throughout 1999. Capital expenditures were $2.8 billion in the first quarter of 2000. We continue to focus the vast majority of our capital spending to support our growth products of wireless, broadband, data, and local services.

                                                         AT&T Form 10-Q - Part I

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Amortization of goodwill, franchise costs
  and other purchased intangibles               $368      $184

Amortization of goodwill, franchise costs, and other purchased intangibles increased $184 million, or 99.8%, in the first quarter of 2000 compared with the same quarter of 1999. The increase was largely attributable to the 1999 acquisitions of TCI and AGNS. AT&T also has amortization of goodwill associated with nonconsolidated investments recorded as a reduction of other income which amounted to $120 million and $40 million in the first quarter of 2000 and 1999, respectively.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Net restructuring and other charges             $773      $731

During the quarter AT&T recorded $773 million of net restructuring and other charges, which had an approximate $0.14 impact on diluted earnings per share. Included in the charges was $682 million for restructuring and exit costs recorded as part of AT&T's initiative to reduce costs by the end of 2000. The restructuring and exit plans primarily focus on cost controls through headcount reductions across many of AT&T's businesses. Also included in the charges was $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

Included in restructuring and exit costs was $458 million of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees. Nearly 10% of the affected employees have left their positions as of March 31, 2000, and the remaining employees will leave the company throughout 2000.

We also recorded $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the quarter.

Additionally, restructuring and exit costs included $144 million of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an $18 million asset impairment charge related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

This restructuring initiative is projected to yield cash savings of approximately $10 million in 2000 (net of severance benefit pay-outs of approximately $350 million) and approximately $600 million per year thereafter, as well as EBIT savings of approximately $420 million in 2000 and nearly $650 million per year thereafter. We expect increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in costs of services and products and SG&A expenses.

As a result of our planned merger with MediaOne and as part of our continuing efforts to reduce costs, we may record further charges for exit and separation plans.

                                                         AT&T Form 10-Q - Part I

During the first quarter of 1999, we recorded $731 million of net restructuring and other charges, which had an approximate $0.24 impact on earnings per diluted share. The charges included $594 million of in-process research and development costs related to the TCI acquisition. The charge reflected the estimated fair value of research and development projects at TCI, as of the date of the acquisition, which had not yet reached technological feasibility or that had no alternative future use. Although there are technological issues to overcome to successfully complete the acquired in process research and development, we believe we are on track for successful completion. The projects identified related to efforts to offer voice over Internet Protocol (IP), product-integration efforts for advanced set-top devices, cost-savings efforts for cable telephony implementation and in-process research and development related to Excite@Home. We expect to test IP telephony equipment for field deployment in late 2000, begin field trials related to our product integration efforts for set-top devices in mid 2000, and test and deploy devices related to our telephony cost reductions by the end of 2000.

Also included in the 1999 first quarter charge was $196 million primarily related to a settlement associated with the government-mandated disposition of a joint venture that would have competed directly with Concert. In addition, we recorded a benefit of $59 million related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program offer.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Operating Income                              $2,402    $2,116

Operating income increased 13.6% in the first quarter of 2000 compared with 1999. The improvement was primarily due to operational efficiencies across most of AT&T's business units, partially offset by the impact of our 1999 TCI acquisition and the impact of Concert, which began operations in January 2000. Operating income margin (operating income as a percent of revenue) was 15.2% in the first quarter of 2000 compared with 15.0% in the same quarter of 1999.


For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Other income                                    $262      $149

Other income was $262 million in the first quarter of 2000, an increase of 75.7% from the year-ago quarter. The increase was primarily attributable to greater gains on sales of businesses and investments, including a gain on the sale of

                                                         AT&T Form 10-Q - Part I

Lenfest Communications, Inc. (Lenfest), to Comcast Corporation of $231 million and a gain on the exchange with Cox Communications, Inc. (Cox), of certain cable systems and other assets for AT&T stock (Cox transaction) of $211 million in the first quarter of 2000, partially offset by a gain on the sale of Language Line Services of $153 million in the first quarter of 1999. Additionally, we recorded earnings from our equity interest in Concert of $43 million, partly offset by $8 million of amortization of goodwill on our investment in Concert. These increases were partially offset by higher net losses from other investments, largely due to the inclusion of a full quarter of losses in 2000 of At Home Corporation (Excite@Home) and Cablevision Systems Corp. (Cablevision), and greater distributions on trust preferred securities also due to the inclusion of a full quarter in 2000.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
AT&T Group earnings before interest
  and taxes (EBIT)                            $2,664    $2,265

AT&T Group EBIT increased 17.7% to $2,664 million in the first quarter of 2000 compared with the first quarter of 1999. AT&T Group EBIT was impacted by net restructuring and other charges, gains on sales of Lenfest and Language Line, a gain on the Cox transaction, and our investments in Excite@Home and Cablevision. Excluding these items, AT&T Group EBIT was $3,353 million in the first quarter of 2000, an increase of 15.0% compared with first quarter of 1999. The improvement was primarily due to cost control initiatives in our long distance businesses, Wireless Services, and corporate staff functions, partially offset by the impact of the 1999 TCI acquisition.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Equity earnings (losses) from Liberty
  Media Group                                   $942      $(58)

Equity earnings from Liberty Media Group were $942 million in the first quarter of 2000 compared with losses of $58 million in the year-ago quarter. The difference is primarily due to a gain associated with the acquisition of General Instrument Corporation (General Instrument) by Motorola, Inc. (Motorola) reflecting the difference between the carrying value of LMG's interest in General Instrument and the fair value of the Motorola securities received in the merger.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Interest expense                                $555      $190

Interest expense was $555 million in the first quarter of 2000 compared with $190 million in the first quarter of 1999. The increase in interest expense was primarily due to a higher average debt balance as a result of our 1999 acquisition of TCI.

For the Three Months Ended March 31,            2000      1999
Dollars in Millions
Provision for income taxes                      $368      $999

The provision for income taxes decreased $631 million, or 63.2%, to $368 million in the first quarter of 2000 compared with the first quarter of 1999 due to a lower effective income tax rate. Effective income tax rates for the first quarter of 2000 and 1999 were 17.4% and 48.1%, respectively. The first quarter

                                                         AT&T Form 10-Q - Part I

2000 effective income tax rate was positively impacted by the Cox transaction, which was tax-free, and the benefit of the write-off of the related deferred tax liabilities previously recorded on these assets. The 1999 effective income tax rate was negatively impacted by the in-process research and development charge, which was not tax deductible. Excluding the Cox transaction in the first quarter of 2000 and the in-process research and development charge in the first quarter of 1999, the effective income tax rates were 38.0% and 37.4% in the first quarter of 2000 and 1999, respectively.

         For the Three Months Ended March 31,        2000           1999
AT&T Group earnings per AT&T common share:
 Basic                                             $ 0.55         $ 0.39
 Diluted                                           $ 0.54         $ 0.38
Liberty Media Group earnings (loss) per share:
 Basic and diluted                                 $ 0.73        $ (0.05)

AT&T Group earnings per share (EPS) on a diluted basis increased 42.1% in the first quarter of 2000 to $0.54, compared with the same quarter in 1999. The increase was principally due to higher gains on the sales of businesses and investments, lower net restructuring charges, revenue growth and operational efficiencies across most AT&T business units. The increases were partially offset by the impact of the TCI acquisition.

Included in EPS are the following items:
 ..Net restructuring and other charges of $0.14 in the first quarter of 2000 and $0.24 in the first quarter of 1999; ..Gains on the sale of Lenfest and the exchange with Cox of $0.22 in the first quarter of 2000 and a gain on the sale of Language Line Services of $0.03 in the first quarter of 1999;
 ..Losses of $0.07 in the first quarter of 2000 and $0.02 in the first quarter of 1999 reflecting the earnings impact of our investments in Excite@Home and Cablevision.

The total impact of the these items was an increase to diluted EPS of $0.01 for the first quarter of 2000 and a decrease of $0.23 to diluted EPS for the first quarter of 1999. We quantify the impact on our results of our investments in Excite@Home and Cablevision since these businesses have financial information publicly available and their results can be reviewed independently of AT&T's results.

EPS, excluding these items, was $0.53 per diluted share in the first quarter of 2000, a decrease of 13.1%, or $0.08, over the comparable prior year quarter, primarily as a result of the impact of the TCI acquisition, including shares issued, partially offset by operational efficiencies across most of AT&T's business units.

EPS for Liberty Media Group was $0.73 per share for the three months ended March 31, 2000, compared with a loss of $0.05 per share for the three months ended March 31, 1999. First quarter of 2000 reflects three months of Liberty Media Group results compared with one month in the first quarter of 1999, reflecting the March 1999 acquisition of TCI by AT&T. Included in first quarter 2000 results is a gain associated with the acquisition of General Instrument by Motorola reflecting the difference between the carrying value of LMG's interest in General Instrument and the fair value of the Motorola securities received in the merger.

                                                         AT&T Form 10-Q - Part I

SEGMENT RESULTS
In support of the services we provide, we segment our results by the business units that support our primary lines of business: Business Services, Consumer Services, Wireless Services and Broadband. A fifth category, Corporate and
Other, includes corporate staff functions, the elimination of inter-segment business as well as the results of international operations and ventures. Although not a segment, we also discuss the results of LMG.

The discussion of segment results includes revenue; earnings, including other income, before interest and taxes (EBIT); earnings, including other income, before interest, taxes, depreciation and amortization (EBITDA); total assets; and capital additions. The discussion of EBITDA for Wireless Services and Broadband is modified to exclude other income. Total assets for each segment include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level and therefore are included in the Corporate and Other group. Shared network assets are allocated to the segments and reallocated each January, based on two years of volumes. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income plus other income. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT plus depreciation and amortization. Interest and taxes are not factored into the profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it provides analysis of operating results using the same measures used by AT&T's chief operating decision makers and provides a return on total capitalization measure. We believe EBITDA is meaningful to investors as a measure of each segment's liquidity consistent with the measure utilized by our chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to AT&T. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities that can affect cash flow.

Our existing segments reflect certain managerial changes since the publication of our 1999 annual results. The Business Services segment was expanded to include the AT&T Solutions outsourcing unit, AT&T Global Network Services
(AGNS), and the AT&T Information Technology Services unit, formerly all part of the Solutions Group. The results of fixed wireless have been moved from the Consumer Services segment to the Wireless Services segment, and management of the business sales force that supports wireless products was transferred from Business Services to Wireless Services. Additionally WOOD-TV (which was sold in
1999) was transferred and corporate overhead was allocated to Wireless Services from Corporate and Other, to align the Wireless Services segment with the results to be included in the AT&T Wireless Group. All prior period results have been restated to reflect these changes.

                                                         AT&T Form 10-Q - Part I
BUSINESS SERVICES
Our Business Services segment offers a variety of global communications services including long distance, local and data and IP networking to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Business Services is also a provider of voice, data and IP transport to service resellers (wholesale services). Also included in this segment is AT&T Solutions, which is composed of the Solutions outsourcing and network management business unit and the internal AT&T Information Technology Services unit.

                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2000         1999
External revenue                     $ 6,958      $ 6,285
Internal revenue                         178          163
Total revenue                          7,136        6,448

EBIT                                   1,525        1,592
EBITDA                                 2,384        2,332

OTHER ITEMS
Capital additions                    $ 1,260      $   912

                                   At March 31,   At Dec. 31,
                                        2000         1999
Total assets                         $31,855      $32,010

REVENUE
Business Services revenue increased $688 million, or 10.7%, in the first quarter of 2000 compared with the first quarter of 1999. Normalized for the 1999 acquisition of AGNS and the impact of Concert, revenue increased 6.0% quarter-over-quarter. The increase was driven primarily by strength in data/IP and outsourcing services.

Normalized data/IP services revenue grew at a mid-teens rate in the first quarter of 2000 led by continued strength in frame relay, IP and growth in high-speed private line services. Excluding low-speed private line, data/IP grew at a high-teens rate. IP services, which includes AT&T WorldNet services and Virtual Private Network Services (VPN), grew almost 50% during the first quarter of 2000 and almost 60% excluding AGNS. On a combined basis, packet services (frame relay, ATM and IP) grew approximately 40% during the quarter.

In the first quarter of 2000, AT&T Solutions outsourcing revenue grew by $483 million, or 161.4%, to $782 million compared with the first quarter of 1999. Normalized for the 1999 acquisition of AGNS, revenue grew by $155 million, or 24.6%, versus the prior year. Excluding the impact of the IBM outsourcing contract, revenue grew over 35% in the first quarter of 2000 compared with the year-ago quarter primarily due to growth from new contract signings and add-on business from existing clients.

Normalized voice revenue growth was up slightly in the first quarter of 2000 compared with the first quarter of 1999 as high-teens volume increases were offset by pricing declines. The price declines reflect competition and product mix. Growth in domestic long distance and local voice revenue was partially offset by a decline in international voice revenue.

                                                         AT&T Form 10-Q - Part I

As a component of voice revenue, local revenue grew over 30% as compared to the first quarter a year-ago. AT&T's integrated business local operations added 170,000 access lines in the first quarter bringing total access lines in service as of March 31, 2000, to almost 1.5 million. On-net buildings totaled almost 5,900 at the end of the first quarter of 2000, a 5.5% increase over the first quarter of 1999.

EBIT/EBITDA
EBIT declined $67 million, or 4.2%, and EBITDA increased $52 million, or 2.3%, in the first quarter of 2000 compared with the same period last year. Excluding a $93 million restructuring charge in the first quarter of 2000, EBIT was $1,618 million, an increase of 1.6%, and EBITDA was $2,477 million, an increase of 6.3%, compared with the prior year quarter. These increases were primarily due to revenue growth combined with continued cost reductions partially offset by the EBIT and EBITDA impact of customers contributed to Concert. The earnings impact of our equity interest in Concert is reported within Corporate and Other.

OTHER ITEMS
Capital additions increased $348 million, or 38.2%, to $1,260 million in the first quarter of 2000 compared with the first quarter of 1999, primarily driven by additions to property, plant and equipment to enhance our data/IP and local networks.

Total assets decreased $155 million, or 0.5%, to $31,855 million at March 31, 2000, compared with December 31, 1999, primarily resulting from a decrease in property, plant and equipment as a result of the contribution of assets to Concert combined with depreciation for the period, partially offset by capital expenditures.

CONSUMER SERVICES
Our Consumer Services segment provides a variety of any-distance communications services including long distance, local toll (intrastate calls outside the immediate local area) and Internet access to residential customers. In addition, Consumer Services provides transaction services such as prepaid calling-card and operator-handled calling services. Local phone service is also provided in certain areas.
                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2000         1999
Revenue                               $5,059       $5,470
EBIT                                   1,719        1,851
EBITDA                                 1,870        2,044

OTHER ITEMS
Capital additions                     $   54       $   88

                                   At March 31,   At Dec. 31,
                                        2000         1999
Total assets                          $5,418       $6,279

REVENUE
Consumer services revenue decreased 7.5% compared with the first quarter of 1999. Normalized for the impact of Concert, revenue declined 5.6% as long distance calling volumes declined at a high-single digit rate. These results reflect the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures and a loss of customers. Also negatively impacting revenue was product substitution and market migration away from direct dial wireline and calling card services to rapidly growing wireless services.

                                                         AT&T Form 10-Q - Part I

EBIT/EBITDA
EBIT and EBITDA for Consumer Services declined 7.1% and 8.5%, respectively, in the first quarter of 2000 compared with the first quarter of last year. The declines were impacted by a $96 million restructuring charge in the first quarter of 2000 and a first quarter 1999 gain of $153 million on the sale of Language Line Services. Excluding these items, EBIT and EBITDA improved 6.9% and 4.0% to $1,815 million and $1,966 million, respectively, over the comparable prior year quarter. These improvements were due to cost control initiatives, primarily in SG&A and costs of services and products expenses. These cost reductions were partially offset by lower revenue and higher costs associated with our efforts to penetrate local markets.

OTHER ITEMS
Capital additions were $54 million in the first quarter of 2000 compared with $88 million in the year-ago quarter primarily due to decreased additions to internal use software and lower capital expenditures.

Total assets decreased $861 million, or 13.7%, to $5,418 million at March 31, 2000, from December 31, 1999, primarily due to a decrease in property, plant and equipment as a result of the contribution of certain assets to Concert, coupled with depreciation expense during the period.

WIRELESS SERVICES
Our Wireless Services segment offers wireless voice and data services and products to customers in our 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or PCS) markets. Wireless Services also includes certain interests in partnerships and affiliates that provide wireless services in the United States and internationally, aviation communications services, and fixed wireless. Fixed wireless provides residential and small business customers high-speed Internet access and any-distance voice services using wireless technology. Three months ended March 31, Dollars in Millions 2000 1999 Revenue $ 2,198 $ 1,562 EBIT 111 (51) EBITDA excluding other income 401 184

OTHER ITEMS
Capital additions                    $ 1,390      $   190

                                   At March 31,   At Dec. 31,
                                        2000         1999
Total assets                         $24,666      $23,312

REVENUE
Wireless Services revenue increased $636 million, or 40.7%, to $2,198 million in the first quarter of 2000 compared with the first quarter of 1999, including growth in services revenue of 45.2% to $1,992 million. Adjusted to exclude the acquisition of Vanguard Cellular Systems, Inc., in May 1999, total revenue grew 33.1% compared with the year-ago quarter. The growth reflects the continued successful execution of AT&T's wireless strategy of targeting and retaining specific customer segments, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. This has resulted in an increase in consolidated subscribers and an increase in average monthly revenue per user (ARPU). Equipment revenue grew 8.0% to $206 million in the first quarter of 2000 compared with the year-ago quarter.

                                                         AT&T Form 10-Q - Part I

AT&T continues to experience strong growth in wireless subscribers. Consolidated subscribers grew to nearly 10 million at March 31, 2000, representing an increase of 32.3% over the year-ago quarter. Net subscriber additions totaled 418,000 during the first quarter of 2000, a 12.3% increase over the year-ago quarter. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, were more than 13.1 million at March 31, 2000, a 30.2% increase over the year-ago quarter. AT&T's churn rate in the first quarter of 2000 was 2.9% compared with 2.8% in the first quarter of 1999.

The company continues to rapidly migrate customers to digital service, which generates more efficient use of the network and a lower churn rate compared with analog service. At the end of the first quarter, 84.8% of AT&T's nearly 10 million consolidated subscribers were on digital service, up from 67.5% on digital service a year ago.

AT&T's focus on high-value subscribers has helped generate rising usage by customers, increasing ARPU quarter over quarter. ARPU across all of AT&T's wireless markets was $67.20 in the first quarter of 2000, an increase of 10.5% from the year-ago quarter.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was $111 million in the first quarter of 2000 compared with a deficit of $51 million in the first quarter of 1999. The improvement resulted from increased revenue and an improving cost structure, mostly off-network roaming expenses. Our average off-network rate per minute declined approximately 34% quarter over quarter. These improvements were partially offset by increased customer acquisition and customer care costs associated with growth in the wireless subscriber base as well as higher other income due to a gain on the redemption of certain securities and increased earnings from equity investments. EBIT was negatively impacted by the results of fixed wireless, which had a deficit of $44 million and a deficit of $21 million in the first quarter of 2000 and 1999, respectively.

EBITDA excluding other income was $401 million in the first quarter of 2000, an increase of 117.9% from the year-ago quarter. The improvement was primarily the result of revenue growth and an improving cost structure. EBITDA excluding other income was impacted by the results of fixed wireless, which had a deficit of $34 million and a deficit of $15 million in the first quarter of 2000 and 1999, respectively.

OTHER ITEMS
In the first quarter of 2000 capital additions increased $1,200 million to $1,390 million compared with the same quarter last year, primarily driven by capital expenditures related to network capacity upgrades and improvements to network quality. Also contributing to the increase in capital additions was our acquisition of American Cellular through a joint venture during the quarter.

Total assets increased $1,354 million, or 5.8%, to $24,666 million at March 31, 2000, compared with December 31, 1999. The increase was primarily driven by higher equity investments as a result of our acquisition of American Cellular through a joint venture and the attribution of 50% of AT&T's investment in Japan Telecom from international operations and ventures, which is part of Corporate and Other. Also contributing to the increase in assets was higher property, plant and equipment resulting from capital expenditures in support of the continued expansion and build out of our wireless network, partially offset by depreciation expense for the period.

                                                         AT&T Form 10-Q - Part I

BROADBAND
Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and new services such as digital cable and AT&T@Home, our high-speed cable Internet access service. Also included in this segment are the results associated with providing, developing and installing the infrastructure that supports broadband telephony.

                                   Three months     One month
                                       ended          ended
                                     March 31,      March 31,
Dollars in Millions                     2000           1999
Revenue                              $ 1,492        $   483
EBIT                                     (45)          (673)
EBITDA excluding other income            350           (392)

OTHER ITEMS
Capital additions                    $ 1,344        $   310

                                   At March 31,     At Dec. 31,
                                        2000           1999
Total assets                         $53,826        $56,536


First quarter 2000 includes a full quarter of Broadband results while first quarter of 1999 includes only one month of Broadband results reflecting the March 1999 acquisition of TCI.

REVENUE
Broadband's revenue was $1,492 million for the first quarter of 2000 and $483 million for the one month ended March 31, 1999. Revenue for the first quarter increased $110 million, or 7.9%, from $1,382 million, normalized for the impact of the TCI acquisition, including adjustments for all closed cable partnerships and Excite@Home. Broadband ended the first quarter of 2000 with 11.1 million basic cable customers, passing approximately 19.2 million homes, and had more than 1.9 million digital-cable customers. Broadband's high-speed cable Internet service, AT&T@Home, ended the first quarter of 2000 with approximately 294,000 customers, compared with approximately 207,000 at the end of 1999.

During the first quarter of 2000, AT&T expanded its presence and provisioning of its telephony offering. At the end of the quarter, AT&T offered its telephony service to 39,500 customers in ten markets. At the end of 1999, AT&T had nearly 8,300 broadband telephony customers.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $45 million and EBITDA excluding other income was $350 million for the first quarter of 1999. The amortization of franchise costs and other purchased intangibles as well as equity losses associated with Excite@Home and Cablevision, partially offset by the gains on the sale of Lenfest and the Cox transaction, contributed to the EBIT deficit.

EBIT and EBITDA excluding other income were deficits of $673 million and $392 million for the one month ended March 31, 1999. These deficits were primarily the result of a charge for in-process research and development projects at Broadband.

                                                         AT&T Form 10-Q - Part I

OTHER ITEMS
Capital additions were $1,344 million in the first quarter of 2000, comprised primarily of capital expenditures directed towards the launch of advanced new services as well as spending on the upgrade of cable plants. Capital additions also included contributions to various nonconsolidated investments.

Total assets were $53,826 million at March 31, 2000, compared with $56,536 million at December 31, 1999, which represents a 4.8% decrease. The decrease was primarily driven by decreased investments and franchise costs as a result of the exchange of certain cable systems and other assets with Cox for AT&T stock, and the disposition of our investment in Lenfest. In addition, investments declined as a result of losses on our equity investments recognized during the quarter.

CORPORATE AND OTHER
This group reflects corporate staff functions and elimination of transactions between segments as well as the results of international operations and ventures.

                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2000         1999
Revenue                              $   (49)      $  133
EBIT                                    (646)        (454)
EBITDA                                  (559)        (365)

OTHER ITEMS
Capital additions                    $   105      $   335

                                   At March 31,   At Dec. 31,
                                        2000         1999
Total assets                         $15,934      $12,836

REVENUE
Revenue for Corporate and Other primarily includes revenue from our international operations and ventures of $114 million, a decline of $176 million from the first quarter of 1999, and the elimination of inter-segment revenue of $178 million, an increase of $9 million from the first quarter of 1999. In the first quarter of 2000, Corporate and Other revenue declined $182 million to negative $49 million. The decrease was largely due to the impact of Concert and due to lower international operations and ventures revenue associated with the divestment of certain businesses. Corporate and Other revenue, normalized for the divestments of international businesses and for the impact of Concert, was negative $49 million in the first quarter of 2000 compared with a negative $64 million for the first quarter of 1999. International operations and ventures normalized revenue grew 28.8%, to $114 million, in the first quarter of 2000 as a result of strong growth in frame relay services and interconnection services.

EBIT/EBITDA
EBIT and EBITDA for Corporate and Other declined $192 million and $194 million to deficits of $646 million and $559 million, respectively. The declines were largely due to the first quarter 2000 charge of $568 million, primarily associated with business restructuring, which was in excess of the first quarter 1999 charge of $137 million, primarily associated with the government-mandated disposition of an international business that would have competed directly with Concert. Excluding the charges in the first quarter of 2000 and 1999, EBIT and EBITDA improved $239 million and $237 million to a deficit of $78 million and income of $9 million, respectively. These improvements were primarily due to sales of miscellaneous investments, a larger pension credit in 2000 as a result of a higher pension trust asset base and an increased discount rate used to measure the pension and postretirement obligations, continued expense reductions and earnings from our equity interest in Concert. These improvements were partially offset by distributions on trust securities.

                                                         AT&T Form 10-Q - Part I

OTHER ITEMS
Capital additions decreased $230 million to $105 million in the first quarter of 2000 compared with the first quarter of 1999 reflecting decreased investment in international nonconsolidated subsidiaries primarily as a result of the disposition of certain non-strategic investments during 1999.

Assets increased $3,098 million during the first quarter of 2000 to $15,934 million primarily due to our investment in Concert, including the assets contributed by Business Services and Consumer Services.


LIBERTY MEDIA GROUP RESULTS
Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Equity earnings (losses) from Liberty Media Group were $942 million for the three months ended March 31, 2000, and were $(58) million for the period from the date of acquisition through March 31, 1999. The difference primarily resulted from a first quarter 2000 gain associated with the acquisition of General Instrument by Motorola reflecting the difference between the carrying value of LMG's interest in General Instrument and the fair value of the Motorola securities received in the merger.

LIQUIDITY
                                                  Three months
                                                     ended
                                                    March 31,
Dollars in Millions                               2000     1999

CASH FLOWS:
  Provided by operating activities             $ 2,376  $   746
  Used in investing activities                  (5,001)  (6,891)
  Provided by financing activities               1,703    4,448

AT&T GROUP EBITDA                              $ 4,718  $ 3,793

In the first quarter of 2000 net cash provided by operating activities increased $1,630 million to $2,376 million. The increase was primarily driven by a decrease in cash tax payments resulting from the first quarter 1999 tax payment on the gain on the sale of Universal Card Services Inc. and greater access payments made in March 1999 as a result of timing differences.

AT&T's investing activities resulted in a net use of cash of $5,001 million for the first quarter 2000 compared with a net use of cash of $6,891 million for the first quarter of 1999. During the first quarter of 2000 AT&T used $3.2 billion for capital expenditures and other additions and loaned $1.0 billion to Concert. During the first quarter of 1999 AT&T transferred $5.5 billion of cash to LMG and used $1.9 billion for capital expenditures and other additions.

During the first quarter of 2000 net cash provided by financing activities was $1,703 million compared with $4,448 million for the first quarter of 1999. The decrease was primarily due to lower proceeds from the issuance of long-term debt and the net issuance of short-term debt in the first quarter of 2000 compared with the first quarter 1999. The decline was partially offset by cash used in the first quarter of 1999 to fund the purchase of treasury stock.

                                                         AT&T Form 10-Q - Part I

Earnings, including other income, before interest, taxes, depreciation and amortization (EBITDA) is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. AT&T Group EBITDA increased $925 million, or 24.4%, to $4,718 million for the first quarter of 2000 compared with the first quarter of 1999. EBITDA was impacted by net restructuring and other charges, gains on the sales of Lenfest and Language Line, a gain on the Cox transaction, and our investments in Excite@Home and Cablevision. Excluding these items, EBITDA was $5,305 million in the first quarter of 2000, an increase of 20.8% compared with first quarter of 1999. The improvement was primarily due to cost control initiatives in our long distance businesses, Wireless Services, and corporate staff functions, and the impact of our 1999 TCI acquisition.

EURO CONVERSION
On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's currency (Euro). The transition period is anticipated to extend between January 1, 1999, and July 1, 2002. We have assessed the impact of the conversion on information-technology systems, currency exchange rate risk, derivatives and other financial instruments, continuity of material contracts as well as income tax and accounting issues. We do not expect the conversion during the transition period to have a material impact on our consolidated financial statements.

FINANCIAL CONDITION
Total assets increased $4,276 million, or 2.5%, to $173,682 million at March 31, 2000, compared with December 31, 1999. Our investment in LMG increased due to greater combined equity of LMG, driven primarily by increased market value of investments held by LMG and increased income. Investments and related advances increased $2,201 million principally due to the establishment of our investment in Concert, consisting of $1.6 billion of property, plant and equipment and a loan of $1.0 billion. The decrease in property, plant and equipment principally related to the Concert contribution, partly offset by capital expenditures. The increase in accounts receivable was primarily attributable to transactions with Concert and lower franchise costs resulted from the exchange with Cox of certain cable systems and other assets for AT&T stock (Cox transaction).

Total liabilities increased $2,510 million, or 3.1%, to $84,272 million at March 31, 2000, compared with December 31, 1999. The increase was primarily due to increased short-term debt as a result of the issuance of $3.0 billion of one-year notes and increased current liabilities as a result of higher accrued income taxes. Partially offsetting these increases were declines in accounts payable and deferred income taxes. Accounts payable decreased primarily due to timing of payments, partly offset by increased payables to Concert. Lower deferred income taxes resulted from the Cox transaction.

Total shareowners' equity increased $1,778 million, or 2.3%, to $80,705 million at March 31, 2000, compared with December 31, 1999. Total shareowners' equity includes equity attributable to both AT&T common shareowners' (AT&T Group) and Liberty Media Group. AT&T Group equity at March 31, 2000, was $38,635 million, a decrease of 4.4% from $40,406 million at December 31, 1999. The decrease was primarily due to the receipt of AT&T stock in connection with the Cox transaction. Liberty Media Group's equity at March 31, 2000, was $42,070 million, an increase of 9.2% from $38,521 million at December 31, 1999.

The ratio of total debt to total AT&T Group capital (debt divided by debt plus equity of AT&T Group) was 47.2% at March 31, 2000, compared with 44.3% at December 31, 1999. Equity includes the convertible trust preferred securities and debt includes redeemable non-convertible trust preferred securities. The increase was primarily driven by an increase in borrowings and lower equity.

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

Assuming a 10% downward shift in interest rates at March 31, 2000, the fair value of unhedged debt would have increased by approximately $950 million.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T, this means that the standard must be adopted no later than January 1, 2001. Based on the types of derivatives we currently have, we do not expect the adoption of this standard will have a material impact on AT&T's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB in the first quarter of 2000, so that the SAB must now be adopted by June 30, 2000. We are currently assessing the impact of SAB 101 on our results of operations.

OTHER MATTERS
On March 31, 2000, an AT&T-led consortium announced it will acquire a 39% voting stake in Net2Phone, the leading provider of Internet telephony and other
Web-based communications services. Under the terms of the agreement, the consortium will purchase four million newly-issued Class A shares from Net2Phone at a price of $75 per share. In addition, the consortium will purchase 14.9 million Class A Net2Phone shares from Net2Phones's controlling shareholder for $75 per share. Following these transactions, the consortium will have a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. AT&T plans to invest $725 million for a 51% stake in the consortium. Other partners, including Liberty Media and BT, are expected to purchase the remaining partnership interest. AT&T and Net2Phone plan to jointly develop new Internet voice applications for cable telephony and the business communications market.

SUBSEQUENT EVENTS
On April 27, 2000, AT&T completed an initial public offering of 360 million shares of AT&T Wireless Group tracking stock at an initial public offering price of $29.50 per share. This stock is designed to track the performance of AT&T's wireless services businesses. The net proceeds to AT&T after deducting underwriter's discount and related fees and expenses, were $10.3 billion. Holders of AT&T Wireless Group tracking stock are entitled to one-half of a vote per share.

                                                         AT&T Form 10-Q - Part I

The AT&T Wireless Group tracking stock issued in the initial public offering reflected only a portion of the economic performance of the AT&T Wireless Group. AT&T retained the remaining interest in the economic performance of the AT&T Wireless Group in the form of an inter-group interest. AT&T currently intends to distribute a portion of the AT&T Common Stock Group's interest in the AT&T Wireless Group in the second half of this year. Such disposition will include a distribution in the form of a dividend to holders of AT&T Common Stock Group shares for at least a portion of such interest, but may also include an exchange offer, a further sale of AT&T Wireless Group tracking stock or a combination thereof. The method, timing and sequence of the distribution options, which could occur in stages, will be based on the AT&T Board of Directors' assessment of the market conditions and other circumstances, as appropriate, with the goal of maximizing value for all AT&T shareowners. Following the distribution we expect that the outstanding shares of AT&T Wireless Group tracking stock will reflect 100% of the economic performance of the AT&T Wireless Group. The AT&T Wireless Group tracking stock is listed on the New York Stock Exchange under the symbol "AWE."

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of the registrant was held on March 14, 2000.

(c) Holders of common shares voted at this meeting on the following director's proposals, which were set forth in the registrant's proxy statement/prospectus dated January 26, 2000.

(i) To approve an amendment to AT&T's charter to create AT&T Wireless Group tracking stock and to amend other provisions of the charter:

                    % of Shares Voted % of Shares Outstanding
For:     2,261,022,285 shares           97.63                  67.77
Against:    35,326,322 shares            1.53                   1.06
Abstain:    19,337,362 shares            0.84                   0.58


(ii) To approve an amendment to the 1997 Long Term Incentive Program to grant incentive awards based on shares of AT&T Wireless Group tracking stock to officers and employees of the AT&T Common Stock Group and the AT&T Wireless Group and to permit non-employee directors of AT&T to participate with employees under the plan:

                    % of Shares Voted % of Shares Outstanding
For:     1,829,541,981 shares           79.00                  54.83
Against:   457,315,125 shares           19.75                  13.71
Abstain:    28,828,863 shares            1.25                   0.87


(ii) In the event that any other matter may properly come before the special meeting, or any adjournment or postponement thereof, the Proxy Committee is authorized, at their discretion, to vote the matter:

                    % of Shares Voted % of Shares Outstanding
For:     1,416,674,206 shares           61.17                  42.46
Against:   628,678,454 shares           27.15                  18.85
Abstain:   270,333,309 shares           11.68                   8.10

                                                        AT&T Form 10-Q - Part II


Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

                      99 Liberty Media Group financial results for the three months ended March 31, 2000 and the period ended March 31, 1999

(b)           Reports on Form 8-K

                     Form 8-K dated January 6, 2000 was filed pursuant to Item 5 (Other Events) on January 6, 2000. Form 8-K dated January 11, 2000 was filed pursuant to Item 5 and Item 7 (Financial Statements and Exhibits) on January 14, 2000. Form 8-K dated March 13, 2000 was filed pursuant to Item 5 and Item 7 on March 13, 2000. Form 8-K dated March 17, 2000 was filed pursuant to Item 5 and Item 7 on March 17, 2000. Form 8-K dated March 27, 2000 was filed pursuant to Item 5 and
                     Item 7 on March 27, 2000. Form 8-K dated March 27, 2000 was filed pursuant to Item 5 on March 27, 2000. Form 8-K dated March 29, 2000 was filed pursuant to Item 5 and Item 7 on April 4, 2000.

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



Date:  May 12, 2000

                                                                  AT&T Form 10-Q



                                  Exhibit Index


Exhibit
Number



12                       Computation of Ratio of Earnings to Fixed Charges

27                       Financial Data Schedule

99 Liberty Media Group Financial Results for the three months ended March 31, 2000 and period ended March 31, 1999