Form 10-Q
period 2000-06-30
AT&T CORP
filed 2000-08-14
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

At July 31, 2000, the following shares of stock were outstanding:

         AT&T common stock - 3,756,102,185 shares AT&T Wireless Group common stock - 360,000,000 shares Liberty Media Group Class A common stock - 2,373,148,192 shares Liberty Media Group Class B common stock - 206,234,452 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                          AT&T CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                              For the Three        For the Six
                                              Months Ended         Months Ended
                                                June 30,             June 30,
                                             2000      1999      2000      1999

Revenue                                   $16,221   $15,752   $32,122   $29,869

Operating Expenses

Access and other connection                 3,617     3,668     7,205     7,400
Costs of services and products              4,116     3,835     8,031     6,728
Selling, general and administrative         3,110     3,461     6,399     6,618
Depreciation and other amortization         1,697     1,546     3,263     2,850
Amortization of goodwill, franchise
  costs and other purchased intangibles       414       358       782       542
Net restructuring and other charges             -       (29)      773       702
Total operating expenses                   12,954    12,839    26,453    24,840

Operating income                            3,267     2,913     5,669     5,029

Equity earnings (losses) from Liberty
  Media Group                                 267      (543)    1,209      (601)
Other income (expense)                        119       (40)      415       121
Interest expense                              623       493     1,212       695
Income before income taxes                  3,030     1,837     6,081     3,854
Provision for income taxes                    996       792     1,364     1,791

Net income                                $ 2,034   $ 1,045   $ 4,717   $ 2,063

AT&T Common Stock Group:
Earnings per share:
  Basic                                   $  0.54   $  0.50   $  1.08   $  0.90
  Diluted                                 $  0.53   $  0.49   $  1.07   $  0.88
Dividends declared                        $  0.22   $  0.22   $  0.44   $  0.44

AT&T Wireless Group:
Earnings per share:
  Basic and diluted                       $  0.06   $     -   $  0.06   $     -

Liberty Media Group:
Earnings (loss) per share:
  Basic and diluted                       $  0.10   $ (0.21)  $  0.47   $ (0.24)

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2000        1999
ASSETS

Cash and cash equivalents                              $    426    $  1,024

Receivables, less allowances of $1,335 and $1,281        11,988      10,453

Deferred income taxes                                     1,351       1,287

Other current assets                                      1,118       1,120

TOTAL CURRENT ASSETS                                     14,883      13,884

Property, plant and equipment, net of accumulated
  depreciation of $29,801 and $30,057                    46,557      39,618

Franchise costs, net of accumulated amortization
  of $1,104 and $697                                     51,467      32,693

Licensing costs, net of accumulated amortization
  of $1,614 and $1,491                                    9,994       8,548

Goodwill, net of accumulated amortization of
  $507 and $363                                          23,417       7,445

Investment in Liberty Media Group and related
  receivables, net                                       39,295      38,460

Other investments and related advances                   48,032      19,366

Prepaid pension costs                                     2,785       2,464

Other assets                                              7,134       6,928

TOTAL ASSETS                                           $243,564    $169,406

                                   (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                           AT&T CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                        June 30,   December 31,
                                                           2000        1999
LIABILITIES

Accounts payable                                       $  6,815    $  6,771
Payroll and benefit-related liabilities                   2,360       2,651
Debt maturing within one year                            25,735      12,633
Dividends payable                                           826         703
Other current liabilities                                 6,928       5,449
TOTAL CURRENT LIABILITIES                                42,664      28,207

Long-term debt                                           31,986      23,217
Long-term benefit-related liabilities                     3,979       3,964
Deferred income taxes                                    41,655      24,199
Other long-term liabilities and deferred credits          4,839       3,801
TOTAL LIABILITIES                                       125,123      83,388

Minority Interest                                         3,573       2,391

Company-Obligated Convertible Quarterly Income
  Preferred Securities of Subsidiary Trust Holding
  Solely Subordinated Debt Securities of AT&T             4,705       4,700

SHAREOWNERS' EQUITY Common Stock:
AT&T Common Stock, $1 par value,  authorized
  6,000,000,000  shares;  issued and outstanding
  3,755,183,978 shares (net of 297,622,645
  treasury shares) at June 30, 2000, and
  3,196,436,757 shares (net of 287,866,419
  treasury shares) at December 31, 1999                   3,755       3,196
AT&T Wireless Group Common Stock, $1 par value,
  authorized 6,000,000,000 shares; issued and
  outstanding 360,000,000 shares at June 30, 2000           360           -
Liberty Media Group Class A Common Stock,
  $1 par value, authorized 4,000,000,000 shares;
  issued  and  outstanding  2,374,272,992  shares
  (net of 47,103,908 treasury shares) at June 30, 2000,
  and 2,313,557,460 shares at December 31, 1999           2,374       2,314
Liberty Media Group Class B Common Stock,
  $1 par value,  authorized  400,000,000 shares;
  issued and outstanding  206,234,452 shares
  (net of 10,607,776 treasury shares) at June 30, 2000,
  and 216,842,228 shares at December 31, 1999               206         217
Additional paid-in capital                               90,031      59,526
Guaranteed ESOP obligation                                    -         (17)
Retained earnings                                         8,549       6,712
Accumulated other comprehensive income                    4,888       6,979
TOTAL SHAREOWNERS' EQUITY                               110,163      78,927

TOTAL LIABILITIES & SHAREOWNERS' EQUITY                $243,564    $169,406

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I
                           AT&T CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)
                                                   For the Six
                                                   Months Ended
                                                    June 30,
                                                 2000       1999
AT&T Common Shares
  Balance at beginning of year                $ 3,196    $ 2,630
  Shares issued (acquired), net:
    Under employee plans                           (1)         1
    For acquisitions                              610        565
    Other*                                        (50)         -
Balance at end of period                        3,755      3,196

AT&T Wireless Group Common Stock
  Balance at beginning of year                      -          -
  Shares issued                                   360          -
Balance at end of period                          360          -

Liberty Media Group Class A Common Stock
  Balance at beginning of year                  2,314          -
  Shares issued, net:
    For acquisitions                               60      2,280
    Other                                           -         33
Balance at end of period                        2,374      2,313

Liberty Media Group Class B Common Stock
  Balance at beginning of year                    217          -
  Shares issued (acquired), net:
    For acquisitions                                -        220
    Other                                         (11)        (3)
Balance at end of period                          206        217

Additional Paid-In Capital
  Balance at beginning of year                 59,526     15,195
  Shares issued (acquired), net:
    Under employee plans                          (24)        36
    For acquisitions                           23,014     42,374
    Other*                                     (2,620)       324
  Proceeds in excess of par value from
    issuance of AT&T Wireless common stock      9,926          -
  Common stock warrants issued                      -        306
  Gain on issuance of common stock
    by affiliates                                 103        510
  Other                                           106         89
Balance at end of period                       90,031     58,834

Guaranteed ESOP Obligation
  Balance at beginning of year                    (17)       (44)
  Amortization                                     17         13
Balance at end of period                            -        (31)

Retained Earnings
  Balance at beginning of year                  6,712      7,800
  Net income                                    4,717      2,063
  Dividends declared                           (1,519)    (1,401)
  Treasury shares issued at less than cost     (1,361)    (1,469)
Balance at end of period                        8,549      6,993

                                   (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                           AT&T CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONTINUED)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)


                                                   For the Six
                                                   Months Ended
                                                    June 30,
                                                 2000       1999
Accumulated Other Comprehensive Income
  Balance at beginning of year                  6,979        (59)
  Other comprehensive income                   (2,091)     2,025
Balance at end of period                        4,888      1,966

Total Shareowners' Equity                    $110,163    $73,488

Summary of Total Comprehensive Income:
Net income                                   $  4,717    $ 2,063
Net foreign currency translation
 adjustment (net of taxes of $100 and $(23))      141        (43)
Net revaluation of investments (net of
 taxes of $(676) and $1,351)                   (2,232)     2,068
Total Comprehensive Income                   $  2,626    $ 4,088

* Activity in 2000 represents AT&T stock received from Cox Communications, Inc., in exchange for an entity owning certain cable systems and other assets.

  Other comprehensive income in the first half of 2000 included Liberty Media Group's foreign currency translation adjustments totaling $(118), net of applicable taxes, and revaluation of Liberty Media Group's available-for-sale securities totaling $36, net of applicable taxes, partially offset by the recognition of previously unrecognized available for sale securities of $1,479, net of applicable taxes.

  Other comprehensive income in 1999 included Liberty Media Group's foreign currency translation adjustments totaling $(43), net of applicable taxes, and revaluation of Liberty Media Group's available-for-sale securities totaling $2,012, net of applicable taxes.

  AT&T accounts for treasury stock as retired stock, and as of June 30, 2000, had 298 million treasury shares of which 225 million shares were owned by AT&T Broadband subsidiaries and 70 million shares related to the purchase of AT&T shares previously owned by Liberty Media Group.

  We have 100 million authorized shares of preferred stock at $1 par value. No preferred stock is currently issued or outstanding.

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I
                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                   For the Six
                                                   Months Ended
                                                     June 30,
                                                  2000      1999
Operating Activities
Net income                                     $ 4,717   $ 2,063
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gains on sales of businesses and
     investments                                  (849)     (371)
   Net restructuring and other charges             648       778
   Depreciation and amortization                 4,045     3,392
   Provision for uncollectibles                    625       733
   Net equity (earnings) losses from Liberty
     Media Group                                (1,209)      601
   Net losses from other equity investments        601       397
   Increase in accounts receivable              (1,854)   (1,462)
   Decrease in accounts payable                    (70)     (488)
   Net change in other operating assets
     and liabilities                              (969)   (1,761)
   Other adjustments                              (385)     (527)
Net cash provided by operating activities        5,300     3,355

Investing Activities
  Capital expenditures and other additions      (7,069)   (5,129)
  Proceeds from sale or disposal of
    property, plant and equipment                  543       162
  (Increase) decrease in other receivables        (977)        6
  Net (acquisitions) dispositions of licenses     (105)        5
  Equity investment distributions and sales        711       439
  Equity investment contributions and
    purchases                                   (1,096)   (6,054)
  Acquisitions of businesses including
    cash acquired                              (18,846)   (5,763)
  Other investing activities, net                  (28)      (56)
Net cash used in investing activities          (26,867)  (16,390)

Financing Activities
  Proceeds from long-term debt issuances           739     7,948
  Retirements of long-term debt                 (1,061)   (1,643)
  Issuance of convertible securities                 -     4,694
  Issuance of AT&T Wireless Group common stock  10,286        -
  Net acquisition of treasury shares              (539)   (4,320)
  Dividends paid on common stock                (1,396)   (1,306)
  Increase in short-term borrowings, net        13,087     4,506
  Other financing activities, net                 (147)      414
Net cash provided by financing activities       20,969    10,293

Net decrease in cash and cash equivalents         (598)   (2,742)

Cash and cash equivalents at beginning of year   1,024     3,160

Cash and cash equivalents at end of period     $   426   $   418

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 1999, filed on March 27, 2000, which include the financial statements of Liberty Media Group for the year ended December 31, 1999, AT&T's Form 10-Q for the quarter ended March 31, 2000, (which includes the financial results of Liberty Media Group for this period, attached as an exhibit thereto) and the financial statements of Liberty Media Group and AT&T Wireless Group for the quarter and year-to-date periods ended June 30, 2000, included as Exhibits
              99.1 and 99.2, respectively, to this AT&T quarterly report on Form 10-Q.

              During the second quarter, AT&T created a new class of stock when it completed an initial public offering of 360 million shares of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock is designed to track the performance of AT&T's wireless services business and represented a 15.6% interest in that business. AT&T retained the remaining 84.4% interest in AT&T Wireless Group. In addition to AT&T Wireless Group tracking stock, AT&T has two other classes of stock, Liberty Media Group (LMG) tracking stock and AT&T common stock. Liberty Media Group tracking stock is intended to reflect the performance of Liberty Media Group. AT&T common stock is intended to reflect the performance of all other businesses of AT&T, referred to as AT&T Common Stock Group, including AT&T's retained interest in AT&T Wireless Group.

              The earnings attributable to AT&T Wireless Group represent 15.6% of the earnings from April 27, 2000, the date of the initial public offering, through June 30, 2000. The remaining earnings of AT&T's wireless services business are included in the earnings attributable to AT&T Common Stock Group. Similarly, the earnings or losses related to LMG are excluded from earnings available to AT&T Common Stock Group.

              The Board of Directors of Liberty Media Group declared a two-for-one stock split of Liberty Media Group tracking stock, paid on June 9, 2000. At the AT&T Corp. annual meeting on May 24, 2000, shareowners approved an amendment to increase the number of authorized shares of Class A Liberty Media Stock from 2.5 billion to 4 billion, and to increase the number of Class B Liberty Media Stock from 250 million to 400 million. All references to number of shares and per share information for Liberty Media Group in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                                                         AT&T Form 10-Q - Part I

              We have reclassified certain prior period amounts to conform with our current presentation.


(b)           MERGERS

              MERGER WITH MEDIAONE GROUP, INC. (MEDIAONE)
              On June 15, 2000, AT&T completed a merger with MediaOne in a cash and stock transaction valued at approximately $56 billion. In the aggregate, each share of MediaOne stock received 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger being below a predetermined amount. AT&T issued approximately 606 million shares of common stock, of which approximately 60 million were treasury shares. The total shares had an aggregate market value of approximately $21 billion. In addition, the cash payments totaled approximately $24 billion and AT&T assumed debt and other obligations of approximately $11 billion.

              The merger was accounted for under the purchase method of accounting, accordingly the results of MediaOne have been included in the financial results of AT&T since the date of acquisition.

              The operating results of MediaOne, which are part of our Broadband segment, have been included in the accompanying consolidated financial statements at their preliminary fair value at June 15, 2000. Approximately $19 billion of the purchase price of $56 billion was attributed to agreements with local franchise authorities that allow access to homes in our broadband service areas ("franchise costs") and is being amortized on a straight-line basis over 40 years. Also included in the $56 billion purchase price was approximately $28 billion related to nonconsolidated investments, including investments in Time Warner Entertainment and Vodaphone Group, plc, approximately $6 billion related to property, plant and equipment, approximately $10 billion attributable to MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding. The purchase resulted in preliminary goodwill of $16 billion, which is being amortized on a straight-line basis over 40 years. We may make refinements to the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

                                                         AT&T Form 10-Q - Part I

              MERGER WITH TELE-COMMUNICATIONS, INC. (TCI)
              In March 1999, AT&T completed a merger with TCI, renamed AT&T Broadband (Broadband), in an all-stock transaction valued at approximately $52 billion. The merger was accounted for under the purchase method of accounting and, accordingly, the results of Broadband have been included with the financial results of AT&T since the acquisition.

              In connection with the closing, AT&T issued a separate tracking stock designed to reflect the economic performance of Liberty
              Media Group (LMG), TCI's former programming and technology investment business.

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

              PRO FORMA RESULTS
              Following is a summary of the pro forma results of AT&T as if the mergers with MediaOne and TCI had closed effective January 1, 1999:

                                                                 (Unaudited)
              Shares in millions

              For the Six Months Ended June 30,                 2000      1999
              Revenue                                        $33,447   $32,137
              Net income                                       5,543     1,892

              Weighted-average AT&T common shares              3,774     3,759
              Weighted-average AT&T common shares
               and potential common shares                     3,849     3,868
              Weighted-average AT&T Wireless Group shares        360         -
              Weighted-average Liberty Media Group Shares      2,570     2,500

              AT&T Common Stock Group earnings per common
              share:
                Basic                                        $  1.14   $  0.72
                Diluted                                      $  1.12   $  0.71

              AT&T Wireless Group earnings per common share:
                Basic and diluted                            $  0.06   $     -

              Liberty Media Group earnings (loss) per
              common share:
                Basic and diluted                            $  0.47   $ (0.33)

              Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                                                         AT&T Form 10-Q - Part I

(c)           NET RESTRUCTURING AND OTHER CHARGES
              During the second quarter of 1999, we recorded restructuring and other charges that netted to a pretax benefit of $29. The benefit included a $68 net gain primarily related to the exit of certain joint ventures that would have competed with Concert, our joint venture with British Telecommunications plc (BT). Also included was an $11 gain from the settlement of pension obligations from AT&T's voluntary retirement incentive program. Partially offsetting these gains was a $50 pretax charge related to a contribution agreement entered into by Broadband to satisfy certain liabilities of Phoenixstar, Inc. (formerly PrimeStar, Inc.).

              Net restructuring and other charges for the six months ended June 30, 2000, totaled $773. The charge included restructuring and exit costs of $682 relating to actions across several of our business units. These actions were primarily driven by the company's continuing efforts to streamline operations and reduce costs by $2 billion by the end of the year. Also recorded in the six months ended June 30, 2000, was a $91 charge related to the mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

              The charge included cash termination benefits of $458 associated with the involuntary separation of about 6,200 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees. Over 35% of the affected employees have left their positions as of June 30, 2000, and the remaining employees will leave the company in the second half of the year.

              We also recorded $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter of 2000.

              The following table displays the activity and balances of the restructuring reserve account from January 1, 2000, to June 30, 2000:

                                  Jan. 1,                               June 30,
                                   2000                                  2000
              Type of Cost        Balance    Additions    Deductions    Balance
              Employee
                separations        $150       $458         $(258)        $350
              Facility closings     239          -           (35)         204
              Other                  21         62           (17)          66
              Total                $410       $520         $(310)        $620

              Deductions reflect cash payments of $253 related to employee separations and noncash utilization of $57. The cash outlay was primarily funded through cash from operations. Noncash utilization included deferred severance primarily related to executives.

                                                         AT&T Form 10-Q - Part I

              Also included in restructuring and exit costs for the six months ended June 30, 2000, was $144 of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

              As a result of our merger with MediaOne and as part of our objective to benefit from the synergies created by the merger, we will record further charges for exit and separation plans in the second half of the year.

              Net restructuring and other charges for the six months ended June 30, 1999, totaled $702. The charge included a pretax in-process research and development charge of $594 related to the TCI acquisition, a $128 pretax net charge primarily related to the exit of certain joint ventures that would have competed directly with Concert and a $50 pretax charge related to the Phoenixstar agreement noted above. These charges were partially offset by a $70 pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

(d)           EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
              Earnings (losses) attributable to the different classes of AT&T common stocks is as follows:

                                              For the Three        For the Six
                                              Months Ended         Months Ended
                                                June 30,             June 30,
                                             2000      1999      2000      1999
              AT&T Common Stock Group      $1,745    $1,588    $3,486    $2,664
              AT&T Wireless Group              22         -        22         -
              Liberty Media Group             267      (543)    1,209      (601)
              Net income                   $2,034    $1,045    $4,717    $2,063

              Basic earnings per share (EPS) for AT&T Common Stock Group for the three and six-month periods ended June 30, 2000 and 1999, were computed by dividing earnings attributable to AT&T Common Stock Group shareowners by the weighted-average number of AT&T common shares outstanding during the period.

              Diluted EPS for AT&T Common Stock Group was computed by dividing earnings attributable to AT&T Common Stock Group shareowners, adjusted for the conversion of securities, by the weighted-average number of AT&T common shares and dilutive potential common shares outstanding during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries,

                                                         AT&T Form 10-Q - Part I

              convertible debt securities of a subsidiary, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS. The dividends on these securities have an after-tax impact to quarterly earnings of approximately $40.
              Assuming the conversion of these securities, the dividends would no longer be included as a reduction to net income and the securities would convert into 66.667 million shares of AT&T common stock.

              A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Common Stock Group is as follows:

                                                 For the Three     For the Six
                                                 Months Ended      Months Ended
                                                   June 30,          June 30,
                                                2000      1999    2000      1999
              AT&T Common Stock Group:
              Income available                $1,745    $1,588  $3,486    $2,664
              Income impact of assumed
                conversion of preferred
                stock of subsidiary                8        10      16        10
              Income available adjusted
                for conversion of
                securities                    $1,753    $1,598  $3,502    $2,674

              Shares in millions
              Weighted-average common
                shares                         3,253     3,189   3,219     2,970
              Stock options                       21        38      26        40
              Preferred stock of subsidiary       40        40      40        25
              Convertible debt securities
                of subsidiary                      -         -       -         3
              Weighted-average common shares
                and potential common shares    3,314     3,267   3,285     3,038

              Basic EPS for AT&T Wireless Group for the period from the date of the initial public offering through June 30, 2000, was computed by dividing the income attributable to AT&T Wireless Group shareowners by the weighted-average number of shares outstanding of AT&T Wireless Group of 360 million. Potentially dilutive securities consisted of approximately 70 million stock options, which were antidilutive at June 30, 2000.

              Basic EPS for LMG was computed by dividing the earnings (loss) attributable to LMG shareowners by the weighted-average number of shares outstanding of LMG of 2,576 million and 2,528 million, for the three months ended June 30, 2000 and 1999, respectively, and 2,570 million and 2,500 million for the six months ended June 30, 2000 and from the date of acquisition through June 30, 1999, respectively.

                                                         AT&T Form 10-Q - Part I

              Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. There were 95 million and 108 million of these potentially dilutive securities outstanding at June 30, 2000 and 1999, respectively. The diluted earnings per share calculation for the second quarter of 2000 does include approximately one million warrants outstanding at June 30, 2000, which were assumed in a recent acquisition. Since LMG had a loss in the quarter and year-to-date periods of 1999, the impact of any potential shares would have been antidilutive.

(e)           RELATED PARTY TRANSACTIONS
              AT&T has various related party transactions with Concert as a result of the closure of the global venture in early January.

              Included in revenue in the three and six-month periods ended June 30, 2000, are $284 and $550, respectively, for services provided to Concert.

              Included in access and other connection expenses for the three and six-month periods ended June 30, 2000, are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $581 and $1,160, respectively.

              During the first quarter of 2000, AT&T loaned $1.0 billion to Concert which is included within investments and related advances in the accompanying consolidated balance sheets. Interest income of $17 and $30 was recognized for the three and six-month periods ended June 30, 2000, respectively.

              Included in accounts receivable and accounts payable at June 30, 2000, are $1,064 and $1,138, respectively, related to transactions with Concert.

(f)           LONG-TERM DEBT

              EXCHANGEABLE NOTES

              During 1999 and 1998, MediaOne issued debt (the Exchangeable Notes) which is mandatorily redeemable at MediaOne's option into
              (i) Vodafone American Depository Receipts (ADRs) held by MediaOne,
              (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs. The maturity value of the Exchangeable Notes varies based upon the fair market value of a Vodafone ADR.

                                                         AT&T Form 10-Q - Part I

              Following is a summary of the Exchangeable Notes outstanding by year of issue:

                                                       Year of Issue

              EXCHANGEABLE NOTES                   1999             1998
              Proceeds                           $1,129           $1,686
              Interest Rate                        7.0%            6.25%
              Maturity Date                    Nov. 15, 2002    Aug. 15, 2001
              Carrying Value                     $2,664           $1,085


              The redemption formula for the 1999 Exchangeable Notes is as follows:

              (a) If the fair market value of a Vodafone ADR is greater than or equal to $51.2563, each 1999 Exchangeable Note is equivalent to 0.8475 of a Vodafone ADR;

              (b)     If the fair market value of a Vodafone ADR is less than or
                      equal  to  $43.4375,  each   1999  Exchangeable  Note   is
                      equivalent to one Vodafone ADR; or

              (c) If the fair market value of a Vodafone ADR is less than $51.2563 but greater than $43.4375 per share, each 1999 Exchangeable Note is equivalent to a fraction of a Vodafone ADR equal to (i) $43.4375 divided by (ii) the fair market value of one Vodafone ADR.

              The number of Vodafone ADRs to be exchanged at maturity for each 1998 Exchangeable Note will be based upon a redemption value of $9.00 in cash plus 2 1/2 times the fair market value of a Vodafone ADR (the Maturity Price), as follows:

              (a) If the Maturity Price is greater than or equal to $71.75 per share, each 1998 Exchangeable Note is equivalent to
                      0.8101 of the Maturity Price;

              (b) If the Maturity Price is less than or equal to $58.125 per share, each 1998 Exchangeable Note is equivalent to the Maturity Price; or

              (c) If the Maturity Price is less than $71.75 per share but greater than $58.125 per share, each 1998 Exchangeable
                      Note is equivalent to $58.125.

                                                         AT&T Form 10-Q - Part I


              The Exchangeable Notes are being accounted for as indexed debt instruments since the maturity value of the Exchangeable Notes is dependent upon the fair market value of the underlying Vodafone ADRs. For the 1999 debt issuance, the market risk of a decline in value of Vodafone ADRs below $43.4375 per share on 26.0 million of the 148.3 million Vodafone ADRs held by MediaOne has been eliminated. In addition, MediaOne has limited the market gains it may earn to 15.25% of the fair market value in excess of $51.2563 per share on 26.0 million Vodafone ADRs. For the 1998 debt issuance, the market risk of a decline in value of Vodafone ADRs below $19.65 per share on 72.5 million of the 148.3 million Vodafone ADRs held by MediaOne has been eliminated. In addition, MediaOne has limited the market gains it may earn to approximately 19% of the fair market value in excess of $25.10 per share on 72.5 million Vodafone ADRs.

              Since the Vodafone ADRs are a cost method investment being accounted for as "available-for-sale" securities under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in the maturity value of the Exchangeable Notes are being recorded as unrealized gains or losses, net of tax, within other comprehensive income as a component of shareowners' equity.

              The Exchangeable Notes are unsecured obligations of MediaOne, ranking equally in right of payment with all other unsecured and unsubordinated obligations of MediaOne.

              FLOATING RATE DEBT

              Two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options on Vodafone ADRs contributed to them by MediaOne and issued floating rate debt. The carrying value of debt outstanding at June 30, 2000, was $1,739, which pays interest at three-month London Inter-Bank Offering Rate (LIBOR) plus 0.5%. This debt matures in equal quarterly installments beginning in 2003 and ending in 2005. The assets of MediaOne SPC IV, which are primarily 29.1 million Vodafone ADRs, are only available to pay the creditors of MediaOne SPC IV. Likewise, the assets of MediaOne SPC VI, which are primarily 18.0 million Vodafone ADRs, are only available to pay the creditors of MediaOne SPC VI.

                                                         AT&T Form 10-Q - Part I

              SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBT SECURITIES OF AN AT&T SUBSIDIARY

              Certain subsidiary trusts of MediaOne (the MediaOne Trusts) had preferred securities outstanding at June 30, 2000, as follows:

                                             Interest   Maturity   Carrying
              Subsidiary Trust                 Rate       Date      Amount
              MediaOne Financing I             7.96%      2025      $   30
              MediaOne Financing II            8.25%      2036          28
              MediaOne Finance I               9.30%      2025         267
              MediaOne Finance II              9.50%      2036         215
              MediaOne Finance III             9.04%      2038         503

              Total                                                 $1,043

              The MediaOne Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated Deferrable Interest Notes (the Subordinated Debt Securities) of MediaOne Group Funding, Inc, a wholly-owned subsidiary of MediaOne. The Subordinated Debt Securities have the same interest rate and maturity date as the Trust Preferred Securities to which they relate. The Subordinated Debt Securities are fully and unconditionally guaranteed by MediaOne. All of the Subordinated Debt Securities are redeemable by MediaOne Group Funding, Inc. or MediaOne at a redemption price of $25.00 per security, plus accrued and unpaid interest. Upon redemption of the Subordinated Debt Securities, the Trust Preferred Securities will be mandatorily redeemable, at a price of $25.00 per share, plus accrued and unpaid distributions. The 9.30% and 7.96% Subordinated Debt Securities are redeemable after September 11, 2000. The 9.50% and 8.25% Subordinated Debt Securities are redeemable after October 29, 2001. The 9.04% Subordinated Debt Securities are redeemable after October 28, 2003. The Trust Preferred Securities are recorded within long-term debt in the accompanying consolidated balance sheets.

(g)           FINANCIAL INSTRUMENTS

              COLLARS
              Two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options (collectively the collars) on Vodafone ADRs contributed to them by MediaOne and issued floating rate debt. The collars have been designated and are effective as a hedge of the market risk associated with the investment in Vodafone ADRs. The collars are therefore carried at intrinsic value, with unrealized gains or losses, net of tax, being recorded within other comprehensive income as a component of shareowners' equity, together with any change in the fair value of the Vodafone ADRs.

                                                         AT&T Form 10-Q - Part I


              At the expiration of the MediaOne SPC IV collar, we will receive cash if the market value of a Vodafone ADR is less than approximately $34.00 per share, effectively eliminating downside risk on the stock below $34.00 per share. Conversely, if the market value of a Vodafone ADR is greater than approximately $49.00 per share, we will be required to pay cash, which will be offset by the corresponding increase in the value of the Vodafone ADR. This collar expires quarterly beginning in 2003 and ending in 2005.

              At the expiration of the MediaOne SPC VI collar, we will receive cash if the market value of a Vodafone ADR is less than approximately $40.00 per share, effectively eliminating downside risk on the stock below $40.00 per share. Conversely, if the market value of a Vodafone ADR is greater than approximately $58.00 per share, we will be required to pay cash, which will be offset by the corresponding increase in the value of the Vodafone ADR. This collar expires quarterly beginning in 2003 and ending in 2005.

              INTEREST RATE SWAPS
              In connection with the floating rate debt issued by MediaOne SPC IV and VI, interest rate swaps were entered into to swap the floating rate debt to fixed rate debt. The interest rate swaps have the same maturities as the debt and mature in equal quarterly installments beginning in 2003 and ending in 2005. MediaOne prepaid the fixed interest payments pursuant to the swap agreements; the costs of which were deferred and are amortized as adjustments to the interest expense over the term of the debt. As a result of the swaps and related amortization, MediaOne expects to have a fixed effective interest rate of 5.91% on the MediaOne SPC IV debt and 6.02% on the MediaOne SPC VI debt. The unamortized prepaid interest rate swap balance was approximately $475 as of June 30, 2000.

              LETTERS OF CREDIT
              At June 30, 2000, we had letters of credit of $685. The increase from December 31, 1999, was primarily related to letters of credit to support subsidiary debt as well as letters of credit MediaOne had entered into prior to the merger.

                                                         AT&T Form 10-Q - Part I

(h)           MINORITY INTEREST IN CENTAUR FUNDING CORPORATION
              Centaur Funding Corporation  (Centaur),  a subsidiary of MediaOne, issued three series of preferred shares prior to AT&T's acquisition of MediaOne. Centaur was created for the principal purpose of raising capital through the issuance of preferred shares and investing those proceeds into notes issued by MediaOne SPC II, a subsidiary of MediaOne. Principal and interest payments from the notes are expected to be Centaur's principal source of funds to make dividend and redemption payments on the preferred shares. In addition, the dividend and certain redemption payments on the preferred shares will be determined by reference to the dividend and redemption activity of the preferred stock of AirTouch Communications, Inc. (ATI Shares) held by MediaOne SPC
              II. Payments on the preferred shares are neither guaranteed nor secured by MediaOne or AT&T. The assets of MediaOne SPC II, which includes the ATI shares, are only available to pay the creditors of MediaOne SPC II.

              These securities remained outstanding at June 30, 2000, as follows:

                               Dividend Rate    Maturity Date    Carrying Amount

              Series A         Variable         None             $  100
              Series B         9.08%            4/21/2020           926
              Series C         None             4/21/2020           110
              Total                                              $1,136

              The Auction Market Preference Shares, Series A, have a liquidation value of $250 thousand per share and dividends are payable quarterly when declared by Centaur's Board of Directors out of funds legally available.

              The 9.08% Cumulative Preference Shares, Series B, have a liquidation value of $1 thousand per share and dividends are payable quarterly in arrears when declared by Centaur's Board of Directors out of funds legally available. In addition, dividends may be declared and paid only to the extent that dividends have been declared and paid on the ATI shares.

              The Preference Shares, Series C, have a liquidation value of $1 thousand per share at maturity. The value of the Series C will be accreted to reach its liquidation value upon maturity. The preferred shares issued by Centaur are recorded within Minority Interest in the accompanying consolidated balance sheets.

                                                         AT&T Form 10-Q - Part I

(i)           GUARANTEE OF PREFERRED SECURITIES
              TCI Securities:
              Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV. At June 30, 2000, $1,247 of the guaranteed redeemable preferred securities remained outstanding. Following is a summary of the results of TCI which have been included in the financial results of AT&T for each corresponding period. The summarized financial information includes transactions with AT&T that were eliminated in consolidation.

                                       For the Six        For the Four
                                       Months Ended       Months Ended
                                       June 30, 2000      June 30, 1999

              Revenue                    $ 3,100            $ 1,985
              Operating loss                  22                785
              Net income (loss)              527             (1,770)

                                           As of             As of
                                          June 30,        December 31,
                                            2000               1999
              Current assets             $   546            $   468
              Noncurrent assets           91,096             93,798
              Current liabilities          2,399              2,814
              Noncurrent liabilities      38,645             37,853
              Minority interests           2,170              2,175


              MediaOne Securities:
              Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable exchangeable notes and mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. Subsequent to June 30, 2000, AT&T provided a full and unconditional guarantee on these outstanding securities issued by MediaOne. At June 30, 2000, $4,792 of the

                                                         AT&T Form 10-Q - Part I

              guaranteed securities remained outstanding. Following is a summary of the results of MediaOne which have been included in the financial results of AT&T since the date of acquisition on June 15, 2000. The summarized financial information includes transactions with AT&T that were eliminated in consolidation.

                                          For the 15
                                          Days Ended
                                         June 30, 2000
              Revenue                      $  126
              Operating loss                  (43)
              Net loss                        (35)

                                             As of
                                            June 30,
                                              2000

              Current assets               $ 5,840
              Noncurrent assets             68,802
              Current liabilities              980
              Noncurrent liabilities        27,539
              Minority interest              1,156


(j)           SEGMENT REPORTING
              AT&T's results are segmented according to the way we manage our business: Business Services, Consumer Services, Wireless Services and Broadband. Our existing segments reflect certain managerial changes since the publication of our 1999 annual results. All prior period results have been restated to reflect these changes. In addition, 2000 results reflect the acquisition of MediaOne, included in the Broadband segment, from the June 15, 2000, date of acquisition and the impact of assets and businesses contributed to Concert, which were included in 1999 results.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

                                                         AT&T Form 10-Q - Part I

              REVENUE

                                                    Three               Six
                                                 Months Ended       Months Ended
                                                   June 30,           June 30,
                                                2000     1999      2000     1999
              Business services external
                revenue                      $ 6,965  $ 6,571   $13,923  $12,856
              Business services internal
                revenue                          182      193       360      356
              Total business services
                revenue                        7,147    6,764    14,283   13,212
              Consumer services external
                revenue                        4,984    5,479    10,043   10,949
              Wireless services external
                revenue                        2,477    1,878     4,675    3,440
              Broadband external revenue       1,717    1,480     3,274    1,984

              Total reportable segments
                revenue                       16,325   15,601    32,275   29,585

              Corporate and Other
                revenue (a)                     (104)     151      (153)     284
              Total revenue                  $16,221  $15,752   $32,122  $29,869

              (a) Included in Corporate and Other is revenue from international operations and ventures, other corporate operations and the elimination of internal revenue.

              RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                    Three               Six
                                                 Months Ended       Months Ended
                                                   June 30,           June 30,
                                                2000     1999     2000     1999
              Business services               $1,612   $1,435   $3,137   $3,027
              Consumer services                1,852    1,842    3,571    3,693
              Wireless services                  335      125      446       74
              Broadband                         (542)    (526)    (553)  (1,187)
                Total reportable
                segments' EBIT                 3,257    2,876    6,601    5,607
              Corporate and Other EBIT           129       (3)    (517)    (457)
              Liberty Media Group equity
                earnings (losses)                267     (543)   1,209     (601)
              Interest expense                   623      493    1,212      695
                Total income before
                income taxes                  $3,030   $1,837  $ 6,081   $3,854

                                                         AT&T Form 10-Q - Part I


              ASSETS

                                                    At June 30,    At Dec. 31,
                                                       2000           1999
              Business services                    $ 32,569       $ 32,010
              Consumer services                       5,301          6,279
              Wireless services                      28,782         23,312
              Broadband                             123,091         56,536
                Total reportable segments           189,743        118,137

              Corporate and Other:
                Other segments                        5,708          3,386
                Prepaid pension costs                 2,785          2,464
                Deferred taxes                        1,142            899
                Other corporate assets                4,891          6,060
              Investment in Liberty Media Group
                and related receivables, net         39,295         38,460

              Total assets                         $243,564       $169,406


(k)           NEW ACCOUNTING PRONOUNCEMENTS
              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T, this means that the standard must be adopted no later than January 1, 2001.

              In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently assessing the impact of SFAS Nos. 133 and 138 on AT&T, including an assessment of the impact resulting from our merger with MediaOne.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. We are currently assessing the impact of SAB No. 101 on our results of operations.

                                                         AT&T Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
AT&T Corporation (AT&T) is among the world's communications leaders, providing voice, data and video telecommunications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional, local and wireless communications services, cable television and Internet communications services. We also provide directory and calling-card services to support our communications business.

On June 15, 2000, AT&T completed a merger with MediaOne Group, Inc. (MediaOne) in a cash and stock transaction valued at approximately $56 billion. In the aggregate, each share of MediaOne received 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger being below a predetermined amount. AT&T issued approximately 606 million shares of AT&T common stock, of which approximately 60 million were treasury shares. The merger with MediaOne was accounted for under the purchase method of accounting, accordingly the operating results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition. The results of MediaOne are included within the Broadband segment. Periods prior to the merger were not restated to include the results of MediaOne.

On April 27, 2000, AT&T completed an initial public offering of 360 million shares of AT&T Wireless Group tracking stock. This stock is designed to track the economic performance of AT&T's wireless services business and represented a 15.6% interest in that business. AT&T retained the remaining 84.4% interest in AT&T Wireless Group. In connection with our first quarter 1999 merger with Tele-Communications, Inc., (TCI) renamed AT&T Broadband (Broadband), we issued a separate tracking stock to reflect the economic performance of Liberty Media Group (LMG), Broadband's former programming and technology investment businesses. All other businesses of AT&T comprise AT&T Common Stock Group, including AT&T's retained interest in AT&T Wireless Group, the economic performance of which is represented by AT&T common stock.

The consolidated results of AT&T include AT&T Wireless Group in its entirety on a fully consolidated basis. We do not have a controlling financial interest in Liberty Media Group for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method in the AT&T consolidated financial statements.

                                                         AT&T Form 10-Q - Part I


Earnings attributable to AT&T Wireless Group represent 15.6% of the earnings from April 27, 2000, the date of the initial public offering, through June 30, 2000. The remaining earnings of AT&T's wireless services business are included in the earnings attributable to AT&T Common Stock Group. Similarly, the earnings or losses related to LMG are excluded from the earnings available to AT&T Common Stock Group.

Ownership of shares of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Group tracking stock does not represent a direct legal interest in the assets and liabilities of any of these groups, but an ownership of AT&T in total. Each of these shares represents an interest in the economic performance of each of these groups.

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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2000 and 1999, and financial condition as of June 30, 2000 and December 31, 1999.

FORWARD-LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements herein constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements concerning future operating performance, AT&T's share of new and existing markets, AT&T's short- and long-term revenue and earnings growth rates, and general industry growth rates and AT&T's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including the adoption and implementation of balanced and effective rules and regulations by the Federal Communications Commission (FCC) and the state public regulatory agencies, and AT&T's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T's control that could cause actual results to differ materially from such statements. AT&T disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                         AT&T Form 10-Q - Part I

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions

Business Services                   $ 7,147   $ 6,764    $14,283   $13,212
Consumer Services                     4,984     5,479     10,043    10,949
Wireless Services                     2,477     1,878      4,675     3,440
Broadband                             1,717     1,480      3,274     1,984
Corporate and Other                    (104)      151       (153)      284
Total revenue                       $16,221   $15,752    $32,122   $29,869

Revenue increased 3.0% in the second quarter of 2000, compared with the second quarter of 1999. Revenue for the quarter was negatively impacted by the formation of Concert, our global venture with BT, and positively impacted by the acquisition of MediaOne. Revenue increased 7.5% in the first half of 2000, compared with the first half of 1999. Revenue for the six months was positively impacted by the acquisitions of TCI, the IBM Global Network (renamed AT&T Global Network Services, or AGNS) and MediaOne, and was negatively impacted by the formation of Concert. Normalized revenue, which adjusts for the acquisitions of MediaOne, TCI, adjusted for all closed cable partnerships, and AGNS, various divestments of international businesses, and the impact of businesses contributed to Concert, increased 4.5% in the second quarter of 2000, and 5.2% for the six months ended June 30, 2000, compared with the respective periods in 1999. These increases were led by Wireless Services, Business Services, and Broadband, partially offset by declines in Consumer Services.

Effective July 1, 2000, the Federal Communications Commission (FCC) eliminated the per-line charges AT&T pays for residential and single-line business customers. Since AT&T bills its customers for these charges, the elimination of the charge will negatively impact revenue in the second half of 2000, primarily in the Consumer Services business.

OPERATING EXPENSES

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Access and other connection          $3,617    $3,668     $7,205    $7,400

Access and other connection expenses decreased 1.4% and decreased 2.6% for the three and six-month periods ended June 30, 2000, respectively. Included within access and other connection expenses are costs paid to foreign telephone companies to connect calls made to foreign countries (international settlements). As result of the commencement of operations of Concert, all of our international settlements are incurred by Concert. In addition, all of our foreign billed revenue is now earned by Concert. The amount charged by Concert in 2000 is lower than interconnection expense incurred in 1999, since AT&T recorded these transactions within revenue and expense, as applicable. Concert bills us a net expense comprised of international settlement (interconnection) expense and foreign billed revenue. Partially offsetting the decline were costs incurred related to Concert products that AT&T now sells to its customers.

                                                         AT&T Form 10-Q - Part I

Also partially offsetting the decrease were higher access and other connection expenses associated with connecting domestic calls on the facilities of other service providers. These costs rose primarily due to increased per-line charges (Primary Interexchange Carrier Charges), Universal Service Fund contributions and local connectivity charges as well as volume increases, partially offset by mandated reductions in per-minute access costs, more efficient network usage and the sale of ACC International.

Effective July 1, 2000, per-line charges AT&T pays for residential and single-line business customers were eliminated by the FCC. Accordingly, access and other connection charges will decrease in the second half of 2000.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Costs of services and products       $4,116    $3,835     $8,031    $6,728

Costs of services and products increased 7.3% in the second quarter of 2000, compared with the second quarter of 1999, and was impacted by our acquisition of MediaOne and the formation of Concert in 2000, as well as our 1999 acquisition of AGNS. Excluding these items, costs of services and products increased slightly due to higher costs associated with our growing wireless subscriber base and wireless network as well as increased costs to support growth in outsourcing contracts. Also contributing to the increase were higher Broadband programming costs principally due to rate increases. These increases were partially offset by continued cost control initiatives.

Costs of services and products increased 19.4% in the first half of 2000, compared with the first half of 1999, largely due to our acquisitions of TCI, MediaOne, and AGNS, partially offset by the impact of Concert. Excluding these items, costs of services and products increased slightly due to higher costs associated with our growing wireless subscriber base and wireless network and increased costs to support growth in outsourcing contracts. These increases were partially offset by cost control initiatives and a lower provision for uncollectible receivables in Consumer and Business Services.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Selling, general and administrative  $3,110    $3,461     $6,399    $6,618

Selling, general and administrative (SG&A) expenses decreased 10.1% in the second quarter of 2000, compared with the second quarter of 1999. Increases to second quarter 2000 SG&A expenses as a result of the MediaOne and AGNS acquisitions were essentially offset by the impact of the formation of Concert. The decrease was primarily the result of cost control initiatives such as headcount reductions, and a larger pension credit in 2000, primarily driven by a higher pension trust asset base resulting from increased investment returns. These decreases were partially offset by an increase in expenses associated with our growing wireless subscriber base.

                                                         AT&T Form 10-Q - Part I

SG&A expenses decreased 3.3% for the six months ended June 30, 2000, compared with the same period of 1999. Excluding the impacts of the TCI, AGNS, and Media One acquisitions as well as the formation of Concert, SG&A expenses decreased approximately 6%, compared with the first six months of 1999. This decrease was primarily the result of cost control initiatives, including headcount reductions, and a larger pension credit in 2000, primarily driven by a higher pension trust asset base resulting from increased investment returns. These decreases were partially offset by an increase in expenses associated with our growing wireless subscriber base and our other growth businesses.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Depreciation and other amortization  $1,697    $1,546     $3,263    $2,850

Depreciation and other amortization expenses increased 9.8% in the second quarter of 2000, compared with the second quarter of 1999. Increases to second quarter 2000 depreciation and other amortization expenses as a result of the MediaOne and AGNS acquisitions were essentially offset by the impact of the formation of Concert. For the first six months of 2000, depreciation and other amortization expenses increased 14.5% compared with the first six months of 1999. Excluding the impact of the TCI, AGNS and MediaOne acquisitions as well as the formation of Concert, depreciation and other amortization expenses increased approximately 10% for the six months ended June 30, 2000. These quarter and year-to-date increases were due to the increased asset base resulting from the continued infrastructure investment. Capital expenditures were $3.6 billion for the quarter ended June 30, 2000, bringing year-to-date capital expenditures to $6.5 billion. We continue to focus the vast majority of our capital spending on our growth businesses of wireless, broadband, data/IP and local voice.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Amortization of goodwill, franchise
  costs and other purchased
  intangibles                          $414      $358       $782      $542

Amortization of goodwill, franchise costs, and other purchased intangibles increased 15.6% in the second quarter of 2000, compared with the second quarter of 1999. The increase was largely attributable to the acquisitions of AGNS in 1999 and MediaOne on June 15, 2000. In the first six months of 2000, amortization of goodwill, franchise costs and other purchased intangibles increased 44.2% compared with the first six months of 1999, largely attributable to the acquisitions of TCI and AGNS in 1999 and MediaOne in 2000.

AT&T also has amortization of goodwill associated with nonconsolidated investments recorded as a reduction of other income. This totaled $113 million and $152 million in the second quarters of 2000 and 1999, respectively, and totaled $233 million and $192 million for the first half of 2000 and 1999, respectively.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Net restructuring and other charges    $  -      $(29)      $773      $702

                                                         AT&T Form 10-Q - Part I

During the second quarter of 2000, no restructuring and other charges were recorded. For the second quarter of 1999, such charges netted to a pretax benefit of $29 million. The benefit included a $68 million pretax net gain primarily related to the exit of certain joint ventures that would have competed directly with Concert. Also included was an $11 million pretax gain from the settlement of pension obligations from AT&T's voluntary retirement incentive program offer. Partially offsetting these gains was a $50 million pretax charge related to a contribution agreement entered into by Broadband to satisfy certain liabilities of Phoenixstar, Inc. (formerly Primestar, Inc.).

Net restructuring and other charges for the six months ended June 30, 2000, totaled $773 million, which had an approximate $0.14 impact on earnings per diluted share. The charge included restructuring and exit costs of $682 million relating to actions across many of our business units and includes severance costs associated with about 6,200 employees. These actions were primarily driven by the company's continuing efforts to streamline operations and reduce costs by $2 billion by the end of the year. Also recorded in the six months ended June 30, 2000, was a $91 million charge related to the mandated disposition of AT&T Communications (U.K.) Ltd. (Comms U.K.), which would have competed directly with Concert.

In the first half of 2000, we also recorded $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts. Additionally, restructuring and exit costs included $144 million of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an $18 million asset impairment charge related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

As a result of our merger with MediaOne and as part of our objective to benefit from the synergies created by this merger, we will record further charges for exit and separation plans in the second half of the year.

Net restructuring and other charges for the six months ended June 30, 1999, totaled $702 million, which had an approximate $0.22 impact on earnings per diluted share. The charge included a pretax in-process research and development charge of $594 million related to the TCI acquisition, a $128 million pretax net charge primarily related to the exit of certain joint ventures that would have competed directly with Concert and a $50 million pretax charge related to the Phoenixstar agreement noted above. These charges were partially offset by a $70 million pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

The $594 million in-process research and development charge reflected the estimated fair value of research and development projects at TCI, as of the date of the acquisition, which had not yet reached technological feasibility or that had no alternative future use. Although there are technological issues to overcome to successfully complete the acquired in process research and development, we believe we are on track for successful completion. The projects identified related to efforts to offer voice over Internet Protocol (IP), product-integration efforts for advanced set-top devices, cost-savings efforts for cable telephony implementation and in-process research and development related to At Home Corporation (Excite@Home). We expect to test IP telephony equipment for field deployment, begin field trials related to our product integration efforts for set-top devices, and test and deploy devices related to our telephony cost reductions by the end of 2000.

                                                         AT&T Form 10-Q - Part I

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Operating Income                     $3,267    $2,913     $5,669    $5,029

Operating income increased 12.1% in the second quarter of 2000, and increased 12.7% for the first half of 2000, primarily due to operational efficiencies within Business Services and Wireless Services as well as corporate staff functions, and a higher pension credit in 2000. The year-to-date increase was partially offset by the acquisition of TCI. Operating income margin (operating income as a percent of revenue) was 20.1% for the second quarter and 17.6% for the first half of the year compared with 18.5% and 16.8% in the comparable 1999 periods.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Other income (expense)                 $119      $(40)      $415      $121

Other income (expense) increased $159 million in the second quarter of 2000, compared with the second quarter of 1999. The increase was primarily attributable to higher interest income, greater gains on sales of businesses and investments, and equity earnings from Concert. These increases were partially offset by greater distributions on quarterly trust preferred securities, which were issued in June of 1999.

Other income (expense) increased $294 million for the first half of 2000, compared with the first half of 1999. The increase was primarily attributable to greater gains on sales of businesses and investments, higher interest income and equity earnings from Concert. These increases were partially offset by higher losses on other equity investments, including Excite@Home partially as a result of the inclusion of a full six months of results in 2000, and greater distributions on quarterly trust preferred securities which were issued in June of 1999.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Earnings before interest and
  taxes (EBIT), excluding LMG        $3,386    $2,873     $6,084    $5,150

EBIT, excluding LMG, increased 17.8% for the second quarter and increased 18.1% for the first half of 2000. The EBIT growth was impacted by gains on sales of businesses and investments, our investments in Excite@Home and Cablevision Systems Corp. (Cablevision) and net restructuring and other charges. Excluding these items, EBIT increased 21.2% and 18.5% for the second quarter and year-to-date  periods,  respectively.  The  improvement  was  primarily  due  to operational efficiencies which resulted in higher operating income, and increased other income.

                                                        AT&T Form 10-Q - Part I

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Equity earnings (losses) from
  Liberty Media Group                  $267     $(543)    $1,209     $(601)

Equity earnings from Liberty Media Group were $267 million in the second quarter of 2000, compared with losses of $543 million in the year-ago quarter. The increase was primarily due to a gain associated with the acquisition of Flextech p.l.c. (Flextech) by Telewest Communications plc (Telewest) reflecting the difference between the carrying value of LMG's interest in Flextech and the fair value of the Telewest securities received in the merger. Equity earnings from LMG for the six months ended June 30, 2000, were $1,209 million compared with losses of $601 million in 1999. In addition to the gain associated with the Flextech acquisition, the increase in earnings for the six months ended June 30, 2000, was also impacted by a gain associated with the acquisition of General Instrument Corporation (General Instrument) by Motorola, Inc. (Motorola) reflecting the difference between the carrying value of LMG's interest in General Instrument and the fair value of the Motorola securities received in the merger.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Interest expense                       $623      $493     $1,212      $695

Interest expense increased 25.8% in the second quarter of 2000 compared with the second quarter of 1999. The increase was primarily due to a higher average debt balance as a result of our June 15, 2000, acquisition of MediaOne and due to the issuance of $3 billion in notes in July 1999 and another $3 billion in March 2000.

Interest expense increased 74.2% for the six months ended June 30, 2000, compared with the six months ended June 30, 1999. The increase was primarily due to a higher average debt balance as a result of our March 1999 acquisition of TCI and our June 2000 acquisition of MediaOne.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999
Dollars in Millions
Provision for income taxes             $996      $792     $1,364    $1,791

The provision for income taxes increased $204 million in the second quarter of 2000, compared with the second quarter of 1999. The effective tax rate, excluding Liberty Media Group, for the quarter was 36.1%, up from 33.3% in the second quarter of 1999. During the second quarter of 1999, a change in the net operating loss utilization tax rules resulted in a $75 million reduction in the income tax provision. Excluding the benefit of this change, the effective tax rate in the second quarter of 1999 was 36.4%.

                                                         AT&T Form 10-Q - Part I

The provision for income taxes for the six months ended June 30, 2000, decreased $427 million compared with the same period in 1999. The effective tax rate, excluding Liberty Media Group, for the six months ended June 30, 2000, was 28.0%, down from 40.2% for the first six months of 1999. In 2000 the effective tax rate was impacted by the exchange with Cox Communications, Inc. (Cox) of an entity owning certain cable systems and other assets for AT&T stock (Cox transaction), which was tax-free, and the benefit of the write-off of the related deferred tax liability. During 1999, AT&T recorded an in-process research and development charge which was not tax deductible. Excluding the impacts of the Cox transaction, the in-process research and development charge, and the change in the net operating loss utilization tax rules, the effective income tax rate was 36.9% for both six-month periods ended June 30, 2000 and 1999.

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       2000      1999       2000      1999

AT&T Common Stock Group earnings
per AT&T common share:
  Basic                               $0.54    $ 0.50      $1.08    $ 0.90
  Diluted                             $0.53    $ 0.49      $1.07    $ 0.88
AT&T Wireless Group earnings per
AT&T common share:
  Basic and diluted                   $0.06         -      $0.06    $    -
Liberty Media Group earnings (loss)
 per share:
  Basic and diluted                   $0.10    $(0.21)     $0.47    $(0.24)


As reported, diluted EPS attributable to AT&T Common Stock Group grew 8.2% to $0.53 in the second quarter 2000, compared with the second quarter 1999. The increase was primarily due to improved operating income in the second quarter 2000, as a result of margin improvements, and higher other income. The increases were partially offset by the second quarter 1999 benefit of a change in the net operating loss utilization tax rules.

As reported, diluted EPS attributable to AT&T Common Stock Group grew 21.6% to $1.07 in the six months ended June 30, 2000, compared with the six months ended June 30, 1999. The increase was primarily due to improved operating income, a lower provision for taxes and higher other income. These improvements were partially offset by higher average shares outstanding in 2000 reflecting the impact of shares issued for the TCI and MediaOne acquisitions.

Included in EPS for the second quarter are the following items:
 ..Losses of $0.05 in the second quarter of 2000 and $0.04 in the second quarter of 1999 reflecting the earnings impact of our investments in Excite@Home and Cablevision.
 ..Net gains on  sales and other of $0.01 in the second quarter of 2000 and $0.02 in the second quarter of 1999;
 ..A $0.02 benefit in the second quarter of 1999 from changes in tax rules with respect to the utilization of acquired net operating losses.

                                                         AT&T Form 10-Q - Part I

Included  in EPS for the first  half of 2000 and 1999 are the  following  items:
 ..Net  restructuring  and other charges of  $0.14 in the first  half of 2000 and
  $0.22 in the first half of 1999;
 ..Losses of  $0.12 in the first half of 2000 and $0.06 in the first half of 1999
  reflecting  the  earnings  impact  of  our  investments  in  Excite@Home   and
  Cablevision;
 ..Net gains on sales and  other of $0.23 in the first  half of 2000 and $0.05 in the first half of 1999.
 ..A $0.02 benefit in the second quarter of 1999 from changes in tax rules with respect to the utilization of acquired net operating losses.

The total impact of the these items was a decrease to diluted EPS of $0.04 and $0.03 for the second quarter and first half of 2000, respectively. These items had no impact to diluted EPS for the second quarter of 1999 and decreased diluted EPS by $0.21 for the first half of 1999. We quantify the impact on our results of our investments in Excite@Home and Cablevision since these businesses have financial information publicly available and their results can be reviewed independently of AT&T's results.

EPS excluding these items was $0.57 per diluted share in the second quarter of 2000, an increase of 16.4%, or $0.08, over the comparable prior year quarter. EPS excluding these items was $1.10 per diluted share for the six months ended June 30, 2000, compared with $1.09 for the same period in 1999.

EPS for Liberty Media Group was $0.10 per share for the three months ended June 30, 2000, compared with a loss of $0.21 per share for the three months ended June 30, 1999. The increase in EPS for the second quarter of 2000, is primarily due to a gain associated with the acquisition of Flextech by Telewest reflecting the difference between the carrying value of LMG's interest in Flextech and the fair value of the Telewest securities received in the merger. EPS for Liberty Media Group was $0.47 per share for the first half of 2000, compared with a loss of $0.24 per share in 1999. The first half of 2000 results include six months of Liberty Media Group results compared with four months in 1999, reflecting the March 1999 acquisition of TCI by AT&T. In addition to the gain associated with the Flextech acquisition, the increase in EPS for the six months ended June 30, 2000, was also impacted by a gain associated with the acquisition of General Instrument Corporation (General Instrument) by Motorola, Inc. (Motorola) reflecting the difference between the carrying value of LMG's interest in General Instrument and the fair value of the Motorola securities received in the merger.

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

The discussion of segment results includes revenue; earnings, including other income, before interest and taxes (EBIT); earnings, including other income, before interest, taxes, depreciation and amortization, and minority interest (EBITDA); total assets; and capital additions. The discussion of EBITDA for Wireless Services and Broadband is modified to exclude other income. Total assets for each segment include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally

                                                         AT&T Form 10-Q - Part I

held at the corporate level and therefore are included in the Corporate and Other group. Shared network assets are allocated to the segments and reallocated each January, based on two years of volumes. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income plus other income. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT plus depreciation and amortization and minority interest. Interest and taxes are not factored into the profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it is used by AT&T's chief operating decision makers and provides a measure of return on total capitalization. We believe EBITDA is meaningful to investors as a measure of each segment's liquidity and is utilized by our chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to AT&T. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities that can affect cash flow.

Our existing segments reflect certain managerial changes since the publication of our 1999 annual results. All prior period results have been restated to reflect these changes.

To provide comparability, we normalize revenue to reflect the impact of certain 1999 and 2000 transactions. For example, when we normalize for Concert, we remove the revenue associated with businesses/customers contributed to Concert from 1999 results. The acquisitions of TCI, AGNS, MediaOne and certain international divestments are normalized as if those acquisitions/dispositions occurred January 1, 1999. Finally, certain 2000 Broadband cable swaps are normalized in 1999 results as if those swaps happened on the corresponding date in 1999.

BUSINESS SERVICES
Our Business Services segment offers a variety of global communications services including long distance, local and data and Internet Protocol (IP) networking to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Business Services is also a provider of voice, data and IP transport to service resellers (wholesale services). Also included in this segment is AT&T Solutions, which is composed of the Solutions outsourcing and network management business unit and the internal AT&T Information Technology Services unit.

                                                         AT&T Form 10-Q - Part I

                                  For the Three        For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
Dollars in Millions             2000       1999      2000       1999
External revenue             $ 6,965     $6,571   $13,923    $12,856
Internal revenue                 182        193       360        356
Total revenue                  7,147      6,764    14,283     13,212

EBIT                           1,612      1,435     3,137      3,027
EBITDA                         2,546      2,269     4,930      4,601

OTHER ITEMS

Capital additions            $ 1,392     $1,669    $2,652     $2,581

                             At June 30,        At December 31,
                                2000                 1999
Total assets                 $32,569              $32,010


REVENUE
Business Services revenue increased $383 million, or 5.7%, in the second quarter of 2000, and increased $1,071 million, or 8.1%, for the first six months of 2000, compared with the prior year. Normalized for the 1999 acquisition of AGNS and the impact of Concert, revenue increased 4.0% and 5.0% for the quarter and year-to-date periods, respectively. The increases for both the quarter and year-to-date periods were driven primarily by growth in data/IP and outsourcing services, partially offset by a decline in voice services.

Normalized data/IP services revenue grew at a mid-teens rate for both the quarter and year-to-date periods led by continued growth in frame relay, IP and high-speed private line services. IP services, which include AT&T WorldNet services and Virtual Private Network Services (VPN), grew approximately 50% for both the three and six-month periods ended June 30, 2000, as compared with the same periods in 1999. On a combined basis, packet services (frame relay, ATM (Asynchronous Transfer Mode) and IP) grew nearly 50% for the quarter and nearly 45% for the first half of 2000, compared with the same periods in 1999.

AT&T Solutions outsourcing revenue, normalized for the acquisition of AGNS, grew 23.2% in the second quarter of 2000, and grew 23.9% for the first six months of 2000, compared with the same periods in the prior year. These increases were primarily due to growth from new contract signings and add-on business from existing clients. During the quarter, AT&T Solutions signed four new outsourcing deals with an aggregate contract value of approximately $600 million over the life of the contract.

Voice revenue, normalized for the impact of Concert and the AGNS acquisition, was down slightly for both the quarter and year-to-date periods, as pricing declines outpaced increases in volumes, which grew at a low-teens rate for the quarter and a mid-teens rate for the year. Business services revenue continues to shift to higher growth products such as data/IP and outsourcing, resulting in a decline in long distance voice revenue as a percent of total revenue. Revenue associated with 800 business, for example, is shifting from voice to IP as the e-business industry expands.

As a component of voice revenue, local revenue grew approximately 20% and 25% for the quarter and year-to-date periods, respectively. Revenue growth was negatively impacted, in both the quarter and year-to-date periods, by the settlement of public utility commission rulings. AT&T's integrated business

                                                         AT&T Form 10-Q - Part I

local operations added 300 thousand access lines in the second quarter bringing total access lines in service as of June 30, 2000, to almost 2.0 million. During the quarter, we refined the way we count access lines to more accurately reflect the total number of lines carrying local AT&T Digital Link traffic through 4ESS switches. On-net buildings totaled 5,913 at June 30, 2000, a 4.7% increase over June 30, 1999.

EBIT/EBITDA
EBIT increased $177 million, or 12.4%, in the second quarter of 2000, and increased $110 million, or 3.6%, in the first half of 2000, compared with the same prior year periods. EBITDA increased $277 million, or 12.2%, in the second quarter of 2000, and increased $329 million, or 7.2%, in the first half of 2000, compared with the same prior year periods. Excluding a first quarter 2000 restructuring charge of $93 million, EBIT increased 6.7% and EBITDA increased 9.2% in the first half of 2000, compared with the same periods of 1999. The quarterly and year-to-date increases were primarily due to revenue growth combined with continued cost reductions, partially offset by the impact of the customers contributed to Concert. The earnings impact of our equity interest in Concert is reported within Corporate and Other.

OTHER ITEMS
Capital additions decreased $277 million, or 16.6%, to $1,392 million in the second quarter of 2000 compared with the second quarter of 1999. The decrease was primarily driven by reduced capital expenditures on plant, property, and equipment associated with long distance voice services. However, for the first half of 2000, capital additions increased $71 million, or 2.7%, to $2,652 million compared with the first half of 1999. The increase was primarily driven by additions to plant, property and equipment for our local network and AGNS.

Total assets increased $559 million, or 1.7%, to $32,569 million at June 30, 2000, compared with December 31, 1999. The increase was primarily driven by an increase in accounts receivable due to higher revenue in our outsourcing business and timing of cash receipts. In addition, increases in internal use software contributed to the increase in assets. These increases were partially offset by a decrease in plant, property, and equipment as a result of the contribution of assets to Concert combined with depreciation for the period, offset in part by capital expenditures.

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

                                                         AT&T Form 10-Q - Part I

                                  For the Three        For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
Dollars in Millions             2000       1999      2000       1999
Revenue                       $4,984     $5,479   $10,043    $10,949
EBIT                           1,852      1,842     3,571      3,693
EBITDA                         1,987      2,029     3,857      4,073

OTHER ITEMS

Capital additions             $   74      $ 120   $   128    $   208

                             At June 30,        At December 31,
                                2000                 1999
Total assets                  $5,301              $ 6,279


REVENUE

Consumer Services revenue decreased 9.0% in the second quarter of 2000, and declined 8.3% for the first half of 2000, compared with the same periods in 1999. Normalized for the impact of Concert, revenue decreased 7.2% in the second quarter and declined 6.4% for the first half of the year as long distance calling volumes continued to decline at a high single-digit rate during these periods. These results reflect the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures and a loss of market share. Also negatively impacting revenue was product substitution and market migration away from direct dial wireline and calling card services to the rapidly growing wireless services. We expect competition to continue to negatively impact Consumer Services revenue. Also, revenue growth for Consumer Services will be negatively impacted by the elimination of per-line charges that AT&T pays for residential customers since AT&T bills these charges to its customers.

EBIT/EBITDA
EBIT was up 0.5% and EBITDA was down 2.0% in the second quarter of 2000, compared with the same period of 1999. For the first half of the year, EBIT decreased 3.3% and EBITDA decreased 5.3%, compared with the same period in 1999. EBIT and EBITDA continue to be negatively impacted by the decline in revenue, however reflecting our cost control initiatives, EBIT and EBITA margins continue to improve. The EBIT margin was 37.1% and the EBITDA margin was 39.9% in the second quarter of 2000, compared with an EBIT margin of 33.6% and an EBITDA margin of 37.0% for the same period in 1999. EBIT and EBITDA include a $96 million restructuring charge for the first half of 2000, and include a $153 million gain on the sale of Language Line Services in the first half of 1999. Excluding these items, the EBIT and EBITDA margins improved to 36.5% and 39.4%, respectively, for the first half of 2000, compared with 32.3% and 35.8%, respectively, for the same period in 1999, due primarily to our cost control initiatives.

OTHER ITEMS
Capital additions declined $46 million, or 38.4%, to $74 million in the second quarter of 2000, compared with the second quarter of 1999. For the first half of 2000, capital additions decreased $80 million, or 38.3%, compared with the first half of 1999. These decreases were primarily attributable to lower capital expenditures associated with our consumer long distance business and internal-use software.

                                                         AT&T Form 10-Q - Part I

Total assets decreased $978 million, or 15.6%, to $5,301 million at June 30, 2000, compared with December 31, 1999, primarily due to a decrease in property, plant and equipment as a result of the contribution of certain assets to Concert, coupled with depreciation expense during the period. In addition, accounts receivable declined as a result of lower revenue.

WIRELESS SERVICES
Our Wireless Services segment offers wireless voice and data services and products to customers in our 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or PCS) markets. Wireless Services also includes certain interests in partnerships and affiliates that provide wireless services in the United States and internationally, aviation communications services, and fixed wireless. Fixed wireless provides high-speed Internet access and any-distance voice services using wireless technology to residential and small business customers.

                                     For the Three        For the Six
                                     Months Ended         Months Ended
                                       June 30,             June 30,
Dollars in Millions                 2000       1999      2000       1999
Revenue                          $ 2,477     $1,878   $ 4,675     $3,440
EBIT                                 335        125       446         74
EBITDA excluding other income        508        321       909        505

OTHER ITEMS
Capital additions                $ 1,364     $  670   $ 2,754     $  860

                               At June 30,        At December 31,
                                  2000                 1999
Total assets                    $28,782              $23,312


REVENUE
Wireless Services revenue increased $599 million, or 31.9%, to $2,477 million in the second quarter of 2000, compared with the first quarter of 1999, including growth in services revenue of 32.7% to $2,240 million. Revenue increased $1,235 million, or 35.9%, to $4,675 million in the first half of 2000, compared with the first half of 1999, including growth in services revenue of 38.3% to $4,232 million. Total revenue grew 29.4% for the quarter and 31.1% for the first half of the year, adjusted to exclude Vanguard Cellular Systems, Inc., for months prior to May 2000 to correlate results with 1999, due to the May 1999 acquisition of Vanguard. The growth reflects the continued successful execution of AT&T's wireless strategy of targeting and retaining specific customer segments, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. This has resulted in an increase in consolidated subscribers and an increase in average monthly revenue per user
(ARPU). Equipment revenue grew 25.2% to $237 million in the second quarter of 2000, and grew 16.6% to $443 million for the first half of 2000, compared with the respective prior year periods.

AT&T continues to experience strong growth in wireless subscribers. Consolidated subscribers grew to 11.7 million at June 30, 2000, representing an increase of
33.8% over the prior year quarter, including approximately 1.2 million subscribers associated with the completed acquisitions of our remaining interest in CMT Partners (which owned wireless properties in the San Francisco Bay area)

                                                         AT&T Form 10-Q - Part I

and Wireless One Network, L.P. (which owned wireless properties in northwest and southwest Florida). Net consolidated wireless subscriber additions in the second quarter totaled 532,000, a 14.2% increase over the prior year quarter. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, were nearly 14 million at the end of the second quarter, a 22.3% increase over the prior year quarter. This includes approximately 450,000 subscribers associated with the acquisition of American Cellular in February 2000. AT&T's average monthly churn rate in the second quarter of 2000, was 2.7% compared with 2.3% in the second quarter of 1999, and 2.9% in the first quarter of 2000. AT&T's average monthly churn in the first half of 2000 was 2.8% compared with 2.5% in the first half of 1999.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT increased $210 million, or 166.2%, to $335 million in the second quarter of 2000, and increased $372 million to $446 million in the first half of the year, compared with the same prior year periods. The increases were impacted by a second quarter 2000 gain of $95 million on the sale of Celumovil and a second quarter 1999 gain of $88 million on the sale of WOOD-TV. Excluding these gains, EBIT improved $203 million to $240 million for the quarter and improved $365 million to $351 million for the first half of the year. The improvement for both periods was primarily the result of revenue growth and expense leveraging, primarily off-network roaming expenses, as well as higher other income due to interest income on the initial public offering proceeds attributed to Wireless Group. The reduction in off-network expenses reflects continued efforts to migrate more minutes onto AT&T's wireless network, as well as reductions in intercarrier roaming rates. These were partially offset by increased customer acquisition and customer care costs, as well as higher information technology costs associated with growth in the subscriber base.

EBITDA, excluding other income, increased $187 million, or 58.5%, to $508 million in the second quarter of 2000, and increased $404 million, or 80.1%, to $909 million for the first six months of the year, compared with the same prior year periods. The improvement for both periods was primarily driven by higher revenue and an improving cost structure.

OTHER ITEMS
In the second quarter of 2000, capital additions increased $694 million to $1,364 million compared with the same quarter of 1999. For the first six months of 2000, capital additions increased $1,894 million to $2,754 million compared with the first six months of 1999. These increases were primarily driven by capital expenditure on capacity upgrades and improvements to network quality. Also contributing to the increase in capital additions was our investment in American Cellular in the first quarter of 2000.

Total assets increased $5,470 million, or 23.5%, to $28,782 million at June 30, 2000, compared with December 31, 1999. The increase was primarily due to the acquisition of our remaining interest in CMT Partners and our acquisition of Wireless One Network, L.P., which resulted in increases to licensing costs, goodwill, property, plant and equipment and other assets. In addition, the increase in property, plant and equipment was also the result of capital expenditures in support of the continued expansion and build out of our wireless network, partially offset by depreciation expense for the period.

BROADBAND
Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and new services such as digital video service, high-speed data service and telephony service.

                                                         AT&T Form 10-Q - Part I

                                  For the Three        For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
Dollars in Millions              2000       1999      2000       1999
Revenue                      $  1,717     $1,480   $ 3,274    $ 1,984
EBIT                             (542)      (526)     (553)    (1,187)
EBITDA excluding other income     389        266       739       (126)

OTHER ITEMS

Capital additions            $    986     $  838   $ 2,330    $ 1,148

                              At June 30,        At December 31,
                                 2000                 1999
Total assets                 $123,091              $56,536

The results for Broadband include MediaOne since June 15, 2000. Therefore, the three months and six months ended June 30, 2000, include 2 weeks of operations for MediaOne, while the comparable periods for 1999 do not include any results of MediaOne. In addition, the first half of 2000 includes a full six months of TCI results, while the first half of 1999 includes only four months of TCI results reflecting the March 1999 acquisition.

REVENUE
Broadband's revenue increased $237 million, or 15.9%, for the second quarter of 2000, and increased $1,290 million, or 65.0%, for the six months ended June 30, 2000, compared with the same periods of last year. The increase in revenue was primarily due to the inclusion of MediaOne results since the date of acquisition, a basic cable rate increase, higher revenue from new services (digital video, high-speed data and telephony) and higher advertising revenue. These increases were partially offset by the impact of net dispositions of cable properties. In addition, revenue for the six months ended June 30, 2000, was impacted by the acquisition of TCI in March of 1999. Revenue, normalized for the MediaOne acquisition and adjusted for the net disposition of cable properties, increased 10.5% in the second quarter of 2000 compared with the second quarter of 1999. Revenue for the first half of 2000, on this same basis and normalized for the TCI acquisition, increased 9.4% compared with the same prior year period.

Broadband ended the second quarter of 2000 with 16.1 million basic cable customers, passing approximately 27.9 million homes, more than 2.2 million digital-video customers, approximately 689,000 high-speed data customers, and provided telephony service to nearly 224,000 customers.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $542 million for the quarter ended June 30, 2000, compared with a deficit of $526 million in 1999. Excluding the impact of our ownership interest in Cablevision and Excite@Home in both periods, certain gains in 2000, and restructuring and other charges in 1999, EBIT for the second quarter of 2000, was a deficit of $194 million, a 16.5% improvement over the same period of 1999. This increase was due to higher revenue, lower stock appreciation rights expense and increased gains on sales of businesses and investments, partially offset by higher expenses associated with high-speed data and telephony services as well as increased programming and depreciation expenses. In addition, EBIT was negatively impacted by MediaOne. EBIT for the six months ended June 30, 2000, was a deficit of $553 million compared with a deficit of $1,187 million in 1999. Excluding the impact of our ownership interest in Cablevision and

                                                         AT&T Form 10-Q - Part I

Excite@Home in both periods, certain gains in 2000 and restructuring and other charges in 2000 and 1999, EBIT was a deficit of $273 million for the first half of 2000, compared with a deficit of $224 million for the first half 1999. The decrease was due to higher expenses associated with high-speed data and telephony services as well as increased programming and depreciation expenses. Offsetting these decreases to EBIT was higher revenue and increased gains on sales of businesses and investments.

EBITDA, excluding other income, for the second quarter was $389 million, an increase of 46.6% compared with the second quarter of 1999. EBITDA, excluding other income, for the six months ended June 30, 2000, was $739 million compared with a deficit of $126 million for the same period of 1999. Excluding the 2000 and 1999 restructuring and other charges, EBITDA, excluding other income, increased 23.4% in the second quarter of 2000, and increased 45.1% in the first half of 2000. These increases are due to higher revenue and the impact of the MediaOne acquisition, partially offset by higher expenses associated with high-speed data and telephony services as well as increased programming costs. In addition, EBITDA, excluding other income, was favorably impacted in the second quarter and first half of 2000 by lower stock appreciation rights expense and by the inclusion of a full six months of TCI, respectively.

OTHER ITEMS
Capital additions were $986 million in the second quarter of 2000, and $2,330 million for the six months ended June 30, 2000, comprised primarily of capital expenditures directed towards the launch of new services as well as spending on the upgrade of cable plants. Capital additions also included contributions to various nonconsolidated investments. The significant increase in capital additions in the first half of 2000, compared with 1999, reflects the timing of the TCI acquisition in March of 1999.

Total assets were $123,091 million at June 30, 2000, compared with $56,536 million at December 31, 1999. The increase is due to the MediaOne acquisition, partially offset by decreased investments and franchise costs as a result of the exchange of certain cable systems and other assets with Cox for AT&T stock, and the disposition of our investment in Lenfest.

CORPORATE AND OTHER
This group reflects corporate staff functions and elimination of transactions between segments as well as the results of international operations and ventures.

                                  For the Three        For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
Dollars in Millions             2000       1999      2000       1999
Revenue                      $  (104)    $  151   $  (153)     $ 284
EBIT                             129         (3)     (517)      (457)
EBITDA                           248         99      (247)      (266)

OTHER ITEMS
Capital additions            $    87     $  131   $   192      $ 466

                             At June 30,        At December 31,
                                2000                 1999
Total assets                 $14,526              $12,809

                                                         AT&T Form 10-Q - Part I

REVENUE
Revenue for Corporate and Other primarily includes the elimination of inter-segment revenue of negative $185 million (a decrease of $11 million compared with second quarter of 1999) and revenue from our international operations and ventures of $70 million (a decline of $264 million compared with the second quarter of 1999). The international operations and ventures revenue decrease was largely due to the revenue impact of businesses contributed to Concert and due to lower revenue associated with the divestment of certain international businesses. Corporate and Other revenue, normalized for the divestments of international businesses and for the impact of Concert, increased 7.4% in the second quarter of 2000, compared with the second quarter of 1999.

For the first half of 2000, revenue for Corporate and Other primarily included the elimination of inter-segment revenue of negative $363 million (a decrease of $2 million compared with the first half of 1999) and revenue from our international operations and ventures of $184 million (a decline of $440 million compared with the first half of 1999). The international operations and ventures revenue decrease was largely due to the impact of businesses contributed to Concert and due to lower revenue associated with the divestment of certain international businesses. Corporate and Other revenue, normalized for the divestments of international businesses and for the impact of Concert, increased 13.1% in the first half of 2000, compared with the first half of 1999.

EBIT/EBITDA
EBIT for Corporate and Other increased $132 million to $129 million in the second quarter of 2000, compared with the second quarter of 1999. EBITDA for Corporate and Other increased $149 million to $248 million in the second quarter of 2000 compared with the second quarter of 1999. The increases were primarily due to a larger pension credit in 2000 primarily driven by a higher pension trust asset base resulting from increased investment returns, higher interest income in 2000 and $31 million of earnings from our equity interest in Concert. These increases were partially offset by the second quarter 1999 net restructuring and other charge benefits. In addition, EBIT was negatively impacted by increased distributions on trust preferred securities.

EBIT for Corporate and Other declined $60 million to a deficit of $517 million for the six months ended June 30, 2000, compared with the six months ended June 30, 1999. EBITDA for Corporate and Other improved $19 million to a deficit of $247 million for the six months ended June 30, 2000, compared with the six months ended June 30, 1999. Excluding net restructuring charges in 2000 and 1999, EBIT increased $450 million to $51 million and EBITDA increased $529 million to $321 million. The improvement was primarily due to a larger pension credit in 2000 primarily driven by a higher pension trust asset base resulting from increased investment returns, higher interest income in 2000, earnings of $66 million from our equity interest in Concert, cost control initiatives and gains in 2000 on the sale of miscellaneous investments. These improvements were partially offset by distributions on trust preferred securities.

OTHER ITEMS
Capital additions for corporate and other declined $44 million, or 33.4%, to $87 million, in the second quarter of 2000, compared with the same quarter of 1999. For the first six months of 2000, capital additions declined $274 million, or 58.8%, to $192 million compared with the first six months of 1999. This decline reflects decreased investment in international nonconsolidated subsidiaries primarily as a result of the disposition of certain non-strategic investments during 1999.

                                                         AT&T Form 10-Q - Part I

Total assets increased $1,717 million during the first half of 2000, to $14,526 million primarily due to our investment in Concert, including the assets contributed by Business Services and Consumer Services.

LIBERTY MEDIA GROUP RESULTS
Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Equity earnings (losses) from Liberty Media Group were $267 million for the three months ended June 30, 2000, and were $(543) million in the comparable 1999 period. Equity earnings (losses) from LMG were $1,209 million for the first half of 2000, compared with $(601) million for the period from the date of acquisition through June 30, 1999. These increases are primarily due to gains associated with the acquisition of companies that LMG has an investment in. The gains represent the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In particular, Flextech was acquired by Telewest in the second quarter of 2000 and General Instruments was acquired by Motorola in the first quarter of 2000.

LIQUIDITY

                                                             For the Six
                                                             Months Ended
                                                               June 30,
Dollars in Millions                                         2000        1999
CASH FLOWS:
  Provided by operating activities                      $  5,300    $  3,355
  Used in investing activities                           (26,867)    (16,390)
  Provided by financing activities                        20,969      10,293

EBITDA                                                  $ 10,505    $  8,748

Net cash provided by operating activities increased $1,945 million for the first six months ended June 30, 2000, compared with the prior year period. The increase was primarily driven by a decrease in cash tax payments resulting from the first quarter 1999 tax payment on the gain on the 1998 sale of Universal Card Services Inc. and an increase in operational earnings excluding depreciation and amortization, partially offset by higher accounts receivable.

Net cash used by investing activities for the first half of 2000 increased by $10,477 million compared with the first half of 1999. The increase was primarily driven by the increased acquisitions in 2000, particularly MediaOne and CMT Partners, and increased capital expenditures in 2000 primarily attributable to growth in Wireless and Broadband, partially offset by the contribution of $5.5 billion of cash to LMG in 1999.

During the first half of 2000, net cash provided by financing activities increased by $10,676 million compared with the first half of 1999. The increase was primarily due to higher proceeds from issuance of short-term debt, the proceeds from the initial public offering of AT&T Wireless Group shares and a decrease in the purchase of treasury stock. These increases were partially offset by lower proceeds from the issuance of long-term debt and the issuance of redeemable securities in 1999. At June 30, 2000, we had $25.7 billion in short-term notes outstanding, the majority of which was commercial paper and debt with an original maturity of one year or less. We expect to finance the repayment of this short-term debt through a combination of other short-term borrowings and our long-term borrowing capacity.

                                                         AT&T Form 10-Q - Part I

Earnings, including other income, before interest, taxes, depreciation and amortization, and minority interest (EBITDA) is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA was $10,505 million for the first half of the year, an increase of 20.1% over the first half of last year. The EBITDA growth was impacted by gains on sales of businesses and investments, our investments in Excite@Home and Cablevision and net restructuring and other charges. Excluding these items, EBITDA increased $1,920 million, or 20.6%, over the first half of last year to $11,243 million. The improvement was primarily due to operational efficiencies which resulted in higher operating income, and increased other income.

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

FINANCIAL CONDITION
Total assets increased $74,158 million, or 43.8%, to $243,564 million at June 30, 2000, compared with December 31, 1999, primarily due to the impact of the MediaOne acquisition. Other significant activity included AT&T's investment in Concert, consisting of $1.7 billion of property, plant and equipment and a loan of $1.0 billion; increased accounts receivable attributable to transactions with Concert; and an increase in licenses resulting from wireless acquisitions.

Total liabilities increased $41,735 million, or 50.0%, to $125,123 million at June 30, 2000, compared with December 31, 1999, primarily due to the impact of the MediaOne acquisition. In addition, $7.7 billion of commercial paper and $5.5 billion of one-year notes were issued in the first half of the year.

Total shareowners' equity increased $31,236 million, or 39.6%, to $110,163 million at June 30, 2000, compared with December 31, 1999. The increase was primarily driven by the issuance of AT&T common stock for the MediaOne acquisition as well the issuance of the AT&T Wireless Group tracking stock which generated $10.3 billion in net proceeds.

The ratio of total debt to total capital, excluding LMG, (debt divided by total debt and equity of AT&T, excluding LMG) was 43.3% at June 30, 2000, compared with 44.3% at December 31, 1999. The equity portion of this calculation includes the convertible quarterly trust preferred securities. The improvement was primarily driven by a higher equity base associated with the MediaOne merger and the AT&T Wireless Group initial public offering, largely offset by an increase in borrowings primarily associated with the MediaOne merger as well as the issuance of commercial paper and notes during the first half of 2000. Included in debt is approximately $5.5 billion of notes, which are exchangeable into or collateralized by Vodafone ADRs we own. Excluding this debt, the ratio of debt to total capital at June 30, 2000, was 40.8%.

RISK MANAGEMENT
We are exposed to market risk from changes in interest, foreign exchange rates, and equity prices. On a limited basis we use certain derivative financial

                                                         AT&T Form 10-Q - Part I

instruments, including interest rate swaps, options, forwards and other derivative contracts to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

Assuming a 10% downward shift in interest rates at June 30, 2000, the fair value of unhedged debt would have increased by approximately $1.1 billion.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently assessing the impact of SFAS Nos. 133 and 138 on AT&T, including an assessment of the impact resulting from our merger with MediaOne.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. We are currently assessing the impact of SAB No. 101 on our results of operations.

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on May 24, 2000.

(b)      Election of Directors*
                                                  Votes
                                                (Millions)
      Nominee                             For               Withheld

C. Michael Armstrong                     2,643                 31
Kenneth T. Derr                          2,643                 31
M. Kathryn Eickhoff                      2,643                 31
Walter Y. Elisha                         2,642                 32
George M. C. Fisher                      2,643                 31
Donald V. Fites                          2,641                 32
Amos B. Hostetter                        2,644                 30
Ralph S. Larsen                          2,644                 30
John C. Malone                           2,643                 31
Donald F. McHenry                        2,642                 32
Michael I. Sovern                        2,641                 32
Sanford I. Weill                         2,642                 32
John D. Zeglis                           2,643                 31

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated March 27, 2000.

(i)      Ratification of Auditors
                                     For         Against         Abstain

Ratification of the firm            2,651            9              13
of PricewaterhouseCoopers         (99.65%)       (.35%)
as the independent auditors
to audit the registrant's
financial statements for
the year 2000.(*)

(ii) Directors Proposals that the Shareholders approve an increase in the number of authorized common shares.(**)

                                     For         Against         Abstain

AT&T and Liberty Media Combined     2,465          188              20
                                  (74.42%)      (5.68%)          (.61%)

Liberty Media as a separate class    139            3             .09
                                  (83.71%)      (1.96%)          (.05%)
 *Percentages are based on the total common shares voted. Approval of this proposal required a majority of the common shares voted.
 **Percentages are based on total number of outstanding common shares. Approval of this proposal required a majority of (i) the outstanding common shares of AT&T Common Stock and Liberty Media Group Class A and Class B Tracking Stock voting on a combined basis as well as (ii) the outstanding shares of Liberty Media Group Class A and Class B Tracking Stock voting together as a single class.

                                                        AT&T Form 10-Q - Part II



(iii)    Shareholder Proposals

                                              Broker
                               For     Against     Abstain    Non-Votes

That the Company adopt         115       1,921         105          534
a position of political      (5.63%)    (94.37%)
non-partisanship.(*)


That the Company discontinue   153       1,943          45          534
all bonuses and severance    (7.29%)    (92.71%)
contracts. (*)


That the Company create         63       1,971         106          534
a Stockholder Matching       (3.09%)    (96.91%)
Gift Program.(*)


That the Company freeze        155       1,918          67          534
executive pay during         (7.47%)    (92.53%)
periods of significant
downsizing.(*)

That the Company prepare       111       1,960          69          534
a report outlining financial (5.36%)    (94.64%)
benefits received from
government sources.(*)

That the Company provide        58       2,003          79          534
each Director with a         (2.80%)    (97.20%)
resident analyst.(*)

That the Company develop       172       1,900          68          534
employee satisfaction        (8.32%)    (91.68%)
standards that determine
executive compensation.(*)

*Percentages  are based on the  total  common  shares  voted.
 Approval  of this  proposal required a majority of the common shares voted.

                                                        AT&T Form 10-Q - Part II


Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

              12       Computation of Ratio of Earnings to Fixed Charges

              27       Financial Data Schedule

              99.1     Liberty  Media Group financial  results for the three and
                       six-month periods ended June 30, 2000 and 1999
              99.2     AT&T  Wireless Group  financial results and  Management's
                       Discussion and Analysis for the three and six-month periods ended June 30, 2000 and 1999

              99.3 AT&T Wireless Group combined statements of operations and combined balance sheets for the three-month periods ended March 30, 2000 and 1999

(b)           Reports on Form 8-K

              Form 8-K dated April 24, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on April 24, 2000. Form 8-K dated May 2, 2000 was filed pursuant to
              Item 5 and Item 7 on May 5, 2000. Form 8-K dated June 15, 2000 was filed pursuant to Item 5 and Item 7 on June 15, 2000.

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



Date: August 14, 2000

                                                                  AT&T Form 10-Q



                                  Exhibit Index

Exhibit
Number

12                          Computation of Ratio of Earnings to Fixed Charges

27                          Financial Data Schedule

99.1 Liberty Media Group financial results for the three and six-month periods ended June 30, 2000 and 1999

99.2 AT&T Wireless Group financial results and Management's Discussion and Analysis for the three and six-month periods ended June 30, 2000 and 1999

99.3 AT&T Wireless Group combined statements of operations and combined balance sheets for the three month periods ended March 30, 2000 and 1999