Form 10-Q
period 2000-09-30
AT&T CORP
filed 2000-11-14
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

At October 31, 2000, the following shares of stock were outstanding:

         AT&T common stock - 3,753,409,021 shares AT&T Wireless Group common stock - 360,971,000 shares Liberty Media Group Class A common stock - 2,369,760,656 shares Liberty Media Group Class B common stock - 206,221,288 shares

                                                         AT&T Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                          AT&T CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                               For the Three       For the Nine
                                               Months Ended        Months Ended
                                               September 30,       September 30,

                                              2000      1999     2000      1999

Revenue                                    $16,975   $16,333  $49,097   $46,202

Operating Expenses

Access and other connection                  3,255     3,654   10,460    11,054
Costs of services and products               4,547     3,932   12,578    10,660
Selling, general and administrative          3,397     3,442    9,796    10,060
Depreciation and other amortization          1,919     1,558    5,182     4,408
Amortization of goodwill, franchise
  costs and other purchased intangibles        879       358    1,661       900
Net restructuring and other charges             24         -      797       702
Total operating expenses                    14,021    12,944   40,474    37,784

Operating income                             2,954     3,389    8,623     8,418

Equity earnings (losses) from Liberty

  Media Group                                1,756      (217)   2,965      (818)
Other income (expense)                          71      (375)     486      (254)
Interest expense                               946       493    2,158     1,188
Income before income taxes                   3,835     2,304    9,916     6,158
Provision for income taxes                     763       888    2,127     2,679

Net income                                 $ 3,072   $ 1,416  $ 7,789   $ 3,479

AT&T Common Stock Group:
Earnings per share:
  Basic                                    $  0.35   $  0.51  $  1.41   $  1.41
  Diluted                                  $  0.35   $  0.50  $  1.40   $  1.39
Dividends declared                         $  0.22   $  0.22  $  0.66   $  0.66

AT&T Wireless Group:
(Loss) earnings per share:
  Basic and diluted                        $ (0.01)  $     -  $  0.05   $     -

Liberty Media Group:
Earnings (loss) per share:
  Basic and diluted                        $  0.68   $ (0.09) $  1.15   $ (0.33)



              See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                           September 30, December 31,

                                                           2000        1999
ASSETS

Cash and cash equivalents                              $    316    $  1,024

Receivables, less allowances of $1,341 and $1,281        11,686      10,453

Deferred income taxes                                     1,386       1,287

Other current assets                                      2,064       1,120

TOTAL CURRENT ASSETS                                     15,452      13,884

Property, plant and equipment, net of accumulated
  depreciation of $31,453 and $30,057                    48,165      39,618

Franchise costs, net of accumulated amortization
  of $1,413 and $697                                     48,452      32,693

Licensing costs, net of accumulated amortization
  of $1,685 and $1,491                                   10,457       8,548

Goodwill, net of accumulated amortization of
  $3,535 and $363                                        33,407       7,445

Investment in Liberty Media Group and related
  receivables, net                                       39,229      38,460

Other investments and related advances                   46,429      19,366

Prepaid pension costs                                     2,978       2,464

Other assets                                              7,783       6,928

TOTAL ASSETS                                           $252,352    $169,406

                                   (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                          AT&T CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   (Dollars in Millions Except Share Amounts)
                                   (Unaudited)

                                                  September 30, December 31,

                                                          2000         1999
LIABILITIES

Accounts payable                                       $  5,344    $  6,771
Payroll and benefit-related liabilities                   2,362       2,651
Debt maturing within one year                            32,342      12,633
Dividends payable                                           826         703
Other current liabilities                                10,470       5,449

TOTAL CURRENT LIABILITIES                                51,344      28,207

Long-term debt                                           29,443      23,217
Long-term benefit-related liabilities                     3,923       3,964
Deferred income taxes                                    39,141      24,199
Other long-term liabilities and deferred credits          4,639       3,801

TOTAL LIABILITIES                                       128,490      83,388

Minority Interest                                         9,046       2,391

Company-Obligated Convertible Quarterly Income
  Preferred Securities of Subsidiary Trust Holding
  Solely Subordinated Debt Securities of AT&T             4,708       4,700

SHAREOWNERS' EQUITY
Common Stock:

AT&T Common Stock, $1 par value,  authorized
  6,000,000,000  shares;  issued and  outstanding
  3,753,642,726  shares  (net of  297,563,162  treasury
  shares) at  September 30, 2000,  and  3,196,436,757
  shares (net of  287,866,419  treasury  shares) at
  December 31, 1999                                       3,754       3,196
AT&T Wireless Group Common Stock, $1 par value,
  authorized 6,000,000,000 shares; issued and
  outstanding 360,648,000 shares at September 30, 2000      361           -
Liberty Media Group Class A Common Stock, $1 par
  value, authorized 4,000,000,000  shares;  issued
  and  outstanding  2,369,760,656  shares  (net  of
  51,729,408  treasury shares) at September 30, 2000,
  and 2,313,557,460 shares at December 31, 1999           2,370       2,314
Liberty Media Group Class B Common Stock, $1 par
  value,  authorized  400,000,000  shares; issued
  and outstanding  206,221,288 shares (net of
  10,607,776 treasury  shares) at September 30, 2000,
  and 216,842,228 shares at December 31, 1999               206         217
Additional paid-in capital                               90,344      59,526
Guaranteed ESOP obligation                                    -         (17)
Retained earnings                                        10,724       6,712
Accumulated other comprehensive income                    2,349       6,979
TOTAL SHAREOWNERS' EQUITY                               110,108      78,927

TOTAL LIABILITIES & SHAREOWNERS' EQUITY                $252,352    $169,406

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                             AT&T CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                    (Dollars in Millions Except Share Amounts)
                                  (Unaudited)
                                                   For the Nine
                                                   Months Ended
                                                   September 30,

                                                 2000       1999
AT&T Common Shares

  Balance at beginning of year                $ 3,196    $ 2,630
  Shares issued (acquired), net:
    Under employee plans                            -          1
    For acquisitions                              607        565
    Other*                                        (49)         -
Balance at end of period                        3,754      3,196

AT&T Wireless Group Common Stock

  Balance at beginning of year                      -          -
  Shares issued (acquired), net:
    For initial public offering                   360          -
    Under employee plans                            1
Balance at end of period                          361          -

Liberty Media Group Class A Common Stock

  Balance at beginning of year                  2,314          -
  Shares issued (acquired), net:
    For acquisitions                               61      2,280
    Other                                          (5)        33
Balance at end of period                        2,370      2,313

Liberty Media Group Class B Common Stock

  Balance at beginning of year                    217          -
  Shares issued (acquired), net:
    For acquisitions                                -        220
    Other                                         (11)        (3)
Balance at end of period                          206        217

Additional Paid-In Capital

  Balance at beginning of year                 59,526     15,195
  Shares issued (acquired), net:
    Under employee plans                           15         37
    For acquisitions                           22,769     42,374
    Other*                                     (2,514)       324
  Proceeds in excess of par value from
    issuance of AT&T Wireless common stock      9,915          -
  Common stock warrants issued                      -        306
  Gain on issuance of common stock
    by affiliates                                 480        534
  Other                                           153        134
Balance at end of period                       90,344     58,904

Guaranteed ESOP Obligation

  Balance at beginning of year                    (17)       (44)
  Amortization                                     17         27
Balance at end of period                            -        (17)

Retained Earnings

  Balance at beginning of year                  6,712      7,800
  Net income                                    7,789      3,479
  Dividends declared                           (2,344)    (2,104)
  Treasury shares issued at less
    than cost                                  (1,433)    (1,584)
Balance at end of period                       10,724      7,591

                                  (CONTINUED)

                                                         AT&T Form 10-Q - Part I

                        AT&T CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONTINUED)
                 (Dollars in Millions Except Share Amounts)
                               (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,

                                                 2000       1999
Accumulated Other Comprehensive Income
  Balance at beginning of year                  6,979        (59)
  Other comprehensive income                   (4,630)     2,618
Balance at end of period                        2,349      2,559

Total Shareowners' Equity                    $110,108    $74,763

Summary of Total Comprehensive Income:
Net income                                   $  7,789    $ 3,479
Net foreign currency translation adjustment
 (net of taxes of $(177) and $109)               (305)       188
Net revaluation of securities (net of
 taxes of $(2,730) and $1,586)                 (4,325)     2,430
Total Comprehensive Income                   $  3,159    $ 6,097

*  Activity  in  2000  primarily   represents   AT&T  stock  received  from  Cox
Communications, Inc., in exchange for an entity owning certain cable systems and other assets.

  Other comprehensive income for the nine months ended September 30, 2000, included Liberty Media Group's foreign currency translation adjustments totaling $(193), net of applicable taxes, revaluation of Liberty Media Group's available-for-sale securities totaling $(1,825), net of applicable taxes and the recognition of previously unrecognized available for sale securities of $(1,479), net of applicable taxes.

  Other comprehensive income in 1999 included Liberty Media Group's foreign currency translation adjustments totaling $88, net of applicable taxes, and revaluation of Liberty Media Group's available-for-sale securities totaling $2,320, net of applicable taxes.

  AT&T accounts for treasury stock as retired stock, and as of September 30, 2000, had 298 million treasury shares of which 225 million shares were owned by AT&T Broadband subsidiaries and 70 million shares related to the purchase of AT&T shares previously owned by Liberty Media Group.

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

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                          AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                                   Months Ended
                                                   September 30,

                                                  2000      1999
Operating Activities
Net income                                     $ 7,789   $ 3,479
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gains on sales of businesses and
     investments                                (1,051)     (495)
   Net restructuring and other charges             630       581
   Depreciation and amortization                 6,843     5,308
   Provision for uncollectibles                    985     1,077
   Net equity (earnings) losses from Liberty
     Media Group                                (2,965)      818
   Net losses from other equity investments        970       846
   Increase in accounts receivable              (2,705)   (2,529)
   Decrease in accounts payable                   (248)     (318)
   Net change in other operating assets
     and liabilities                            (1,025)   (1,718)
   Other adjustments                               (49)        1
Net cash provided by operating activities        9,174     7,050

Investing Activities
  Capital expenditures and other additions     (10,913)   (8,770)
  Proceeds from sale or disposal of
    property, plant and equipment                  547       192
  (Increase) decrease in other receivables        (981)       11
  Net (acquisitions) dispositions of
    licenses                                      (218)        1
  Equity investment distributions and sales      1,104       936
  Equity investment contributions and
    purchases                                   (2,867)   (6,878)
    Net acquisitions of businesses including
    cash acquired                              (19,791)   (6,830)
  Other investing activities, net                  (57)      (15)
Net cash used in investing activities          (33,176)  (21,353)

Financing Activities
  Proceeds from long-term debt issuances           739     8,396
  Retirements of long-term debt                 (1,954)   (2,134)
  Issuance of convertible securities                 -     4,694
  Dividends paid on convertible securities        (147)      (75)
  Issuance of AT&T Wireless Group common stock  10,291         -
  Redemption of subsidiary preferred stock        (156)        -
  Net acquisition of treasury shares              (588)   (4,476)
  Dividends paid on common stock                (2,221)   (2,009)
  Increase in short-term borrowings, net        17,363     6,313
  Other financing activities, net                  (33)      434
Net cash provided by financing activities       23,294    11,143

Net decrease in cash and cash equivalents         (708)   (3,160)

Cash and cash equivalents at beginning
  of year                                        1,024     3,160

Cash and cash equivalents at end of period     $   316   $     -

                 See Notes to Consolidated Financial Statements

                                                         AT&T Form 10-Q - Part I

                         AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 1999, filed on March 27, 2000, (which includes the financial statements of Liberty Media Group for the year ended December 31, 1999), AT&T's Form 10-Q for the quarter ended March 31, 2000, (which includes the financial results of Liberty Media Group for this period, attached as an exhibit thereto), AT&T's Form 10-Q for the quarter ended June 30, 2000, (which includes the financial results of
              Liberty Media Group and AT&T Wireless Group for quarter and year-to-date periods ended June 30, 2000, attached as exhibits thereto) and the financial statements of Liberty Media Group and AT&T Wireless Group for the quarter and year-to-date periods ended September 30, 2000, included as Exhibits 99.1 and 99.2, respectively, to this AT&T quarterly report on Form 10-Q.

              On April 27, 2000, AT&T created a new class of stock when we completed an initial public offering of 360 million shares of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock is designed to track the economic performance of AT&T's wireless services business and represented a 15.6% interest in that business. AT&T retained the remaining 84.4% interest in AT&T Wireless Group. In addition to AT&T Wireless Group tracking stock, AT&T has two other classes of stock, Liberty Media Group (LMG) tracking stock and AT&T common stock. Liberty Media Group tracking stock is intended to reflect the performance of Liberty Media Group. AT&T common stock is intended to reflect the performance of all other businesses of AT&T, referred to as AT&T Common Stock Group, including AT&T's retained interest in AT&T Wireless Group.

              The earnings attributable to AT&T Wireless Group represent 15.6% of the earnings for the third quarter and 15.6% of the earnings from April 27, 2000, the date of the initial public offering, through September 30, 2000, for the year-to-date period. The remaining earnings of AT&T's wireless services business are included in the earnings attributable to AT&T Common Stock Group. Similarly, the earnings or losses related to LMG are excluded from earnings available to AT&T Common Stock Group.

              The board of directors of LMG declared a two-for-one stock split of LMG tracking stock, paid on June 9, 2000. All references to number of shares and per share information for LMG in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

              We have reclassified certain prior period amounts to conform to our current presentation.

                                                         AT&T Form 10-Q - Part I

(b)           MERGERS

              MERGER WITH MEDIAONE GROUP, INC. (MEDIAONE)
              On June 15, 2000, AT&T completed a merger with MediaOne in a cash and stock transaction valued at approximately $56 billion. For each share of MediaOne stock, MediaOne shareholders received, in the aggregate, 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger, which was below a predetermined amount. AT&T issued approximately 603 million shares of common stock, of which approximately 60 million were treasury shares. The AT&T shares had an aggregate market value of approximately $21 billion and cash payments totaled approximately $24 billion. In addition, the transaction included debt and other obligations of MediaOne totaling approximately $11 billion.

              The merger was accounted for under the purchase method of accounting, accordingly the results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition as part of our Broadband segment.

              Approximately $17 billion of the purchase price of $56 billion has been attributed to agreements with local franchise authorities that  allow  access  to  homes  in  our  broadband  service  areas
              ("franchise costs") and is being amortized on a straight-line basis over 40 years. Also included in the $56 billion purchase price was approximately $29 billion related to nonconsolidated investments, including investments in Time Warner Entertainment
              (TWE) and Vodafone Group, plc, approximately $5 billion related to property, plant and equipment, approximately $10 billion attributable to MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding Corporation (Centaur), a subsidiary of MediaOne. The purchase resulted in preliminary goodwill of $16 billion, which is being amortized on a straight-line basis over 40 years. We may make refinements to the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

              MERGER WITH TELE-COMMUNICATIONS, INC. (TCI)
              In March 1999, AT&T completed a merger with TCI, renamed AT&T Broadband (Broadband), in an all-stock transaction valued at approximately $52 billion. The merger was accounted for under the purchase method of accounting and, accordingly, the results of Broadband have been included in the financial results of AT&T since the acquisition.

              In connection with the closing, AT&T issued a separate tracking stock designed to reflect the economic performance of LMG, TCI's former programming and technology investment business.

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

                                                         AT&T Form 10-Q - Part I


              PRO FORMA RESULTS
              Following is a summary of the pro forma results of AT&T as if the mergers with MediaOne and TCI had closed effective January 1, 1999:

                                                                 (Unaudited)
              Shares in millions
              For the Nine Months Ended September 30,           2000      1999
              Revenue                                        $50,422   $49,145
              Net income                                       8,658     3,081

              Weighted-average AT&T common shares              3,765     3,780
              Weighted-average AT&T common shares
               and potential common shares                     3,842     3,871
              Weighted-average AT&T Wireless Group shares        360         -
              Weighted-average Liberty Media Group Shares      2,573     2,514

              AT&T Common Stock Group earnings per
              common share:
                Basic                                        $  1.51   $  1.09
                Diluted                                      $  1.49   $  1.07

              AT&T Wireless Group earnings per
               common share:
               Basic and diluted                             $  0.05   $     -

              Liberty Media Group earnings (loss) per
               common share:
                Basic and diluted                            $  1.15   $ (0.41)

              Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

(c)           OTHER ACQUISITIONS, EXCHANGES AND DISPOSITIONS

              AT HOME CORPORATION (EXCITE@HOME)
              On August 28, 2000, AT&T and Excite@Home announced shareholder approval of a new board of directors and governance structure for Excite@Home and completion of the extension of distribution contracts with AT&T, Cox Communications (Cox) and Comcast Corporation (Comcast). AT&T was given the right to designate six of the 11 Excite@Home board members. In addition, Excite@Home converted approximately 50 million AT&T's Series A shares into Series B shares, each of which has ten votes. As a result of these governance changes, AT&T gained a controlling financial interest and began consolidating Excite@Home's results upon the closing of the transaction on September 1, 2000, at which time we had an approximate 24% economic interest and 74% voting interest, compared with our previous 56% voting interest. As of September 30, 2000, AT&T had an approximate 23% economic interest in Excite@Home.

                                                         AT&T Form 10-Q - Part I


              In exchange for Cox and Comcast relinquishing their rights under the shareholder agreement, AT&T granted put options to Cox and Comcast on a combined total of 60.4 million shares of Excite@Home Series A common stock. The put options provide Cox and Comcast with the right to convert their Excite@Home shares into either AT&T stock or cash at their option, at any time between January 1, 2001 and June 4, 2002, at the higher of (i) $48 per share or (ii) the 30 day average trading price at the time of exercise (beginning 15 trading days prior to the exercise date and ending 15 days after the exercise date). If the average price is above $48 per share, the number of Excite@Home shares that AT&T would acquire would be reduced proportionately from the original 60.4 million shares. The maximum amount that AT&T would be required to pay in cash or stock is approximately $2.9 billion based on the $48 strike price. The obligation under these put options was recorded as other long-term liabilities on the balance sheet at fair value, with gains or losses resulting from changes in fair value being recorded as a component of other income (expense). A charge of approximately $21 was recorded in the third quarter of 2000 to reflect the increase in fair value of the put options.

              Also, in connection with the distribution agreements through 2008, AT&T obtained the right to purchase up to approximately 25 million Excite@Home Series A shares and 25 million Series B shares. In addition, Cox and Comcast each will receive new warrants to purchase two Series A shares for each home its system passes. These warrants will vest in installments every six months beginning in June 2001, and be fully vested in June 2006, if Cox and Comcast elect to continue their extended non-exclusive distribution agreements through that period.

              As a result of the consolidation of Excite@Home, AT&T's balance sheet as of September 30, 2000, reflected minority interest of approximately $5.4 billion, goodwill of approximately $8.7 billion, short-term liabilities of approximately $2.4 billion, other net assets of approximately $1.0 billion and the removal of our investment in Excite@Home of approximately $1.9 billion.

(d)           NET RESTRUCTURING AND OTHER CHARGES
              During the quarter AT&T recorded $24 of net restructuring and other charges. These charges represent cash severance costs for approximately 490 employees recorded in conjunction with the synergies created by the MediaOne merger. Approximately one-half of the individuals were management employees and one-half were non-management employees. Approximately 30% of the affected employees have left their positions as of September 30, 2000, and the remaining employees will leave the company by the end of 2000.

              Net restructuring and other charges for the nine months ended September 30, 2000, totaled $797. The charge included restructuring and exit costs of $706 and a $91 charge related to the mandated disposition of AT&T Communications (U.K.) Ltd. (Comms U.K.), which would have competed directly with Concert, our global venture with British Telecommunication plc. The restructuring and exits costs related to actions across several of our business units. These actions were primarily driven by our continuing efforts to streamline operations and reduce costs by $2 billion by the end of the year.

                                                         AT&T Form 10-Q - Part I


              The charge for the nine months ended September 30, 2000, included cash termination benefits of $482 associated with the involuntary separation of about 6,700 employees. Approximately one-half of the individuals were management employees and one-half were non-management employees. Approximately 50% of the affected employees have left their positions as of September 30, 2000.

              The charge also included $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter of 2000.

              The  following  table  displays  the  activity and balances of the
              restructuring   liability   accounts  from  January  1,  2000,  to
              September 30, 2000:

                                  Jan. 1,                              Sept. 30,
                                   2000                                  2000
              Type of Cost        Balance    Additions    Deductions    Balance
              Employee
                separations        $150        $482         $(333)        $299
              Facility closings     239           -           (53)         186
              Other                  21          62           (39)          44
              Total                $410        $544         $(425)        $529

              Deductions reflect cash payments of $337 and noncash utilization of $88. The cash outlay was primarily funded through cash from operations. Noncash utilization included deferred severance primarily related to executive terminations.

              Also included in the charge for the nine months ended September 30, 2000, was $144 of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

              As a result of our merger with MediaOne and as part of our objective to benefit from the synergies created by the merger, we expect to record additional restructuring charges for exit and separation plans in the fourth quarter.

              Net restructuring and other charges for the nine months ended September 30, 1999, totaled $702. The charge included a pretax in-process research and development charge of $594 related to the TCI acquisition, a $128 pretax net charge primarily related to our exit from certain joint ventures that would have competed directly with Concert and a $50 pretax charge related to a contribution agreement entered into by Broadband to satisfy certain liabilities of Phoenixstar, Inc. These charges were partially offset by a $70 pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

                                                         AT&T Form 10-Q - Part I


(e)           EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE
              Earnings (losses) attributable to the different classes of AT&T common stock is as follows:

                                            For the Three        For the Nine
                                             Months Ended        Months Ended
                                             September 30,       September 30,
                                            2000      1999      2000      1999
              AT&T Common Stock Group      $1,319    $1,633    $4,805    $4,297
              AT&T Wireless Group              (3)        -        19         -
              Liberty Media Group           1,756      (217)    2,965      (818)
              Net income                   $3,072    $1,416    $7,789    $3,479

              Basic earnings per share (EPS) for AT&T Common Stock Group for the three and nine months ended September 30, 2000 and 1999, were computed by dividing earnings attributable to AT&T Common Stock Group shareowners by the weighted-average number of AT&T common shares outstanding during the period.

              Diluted EPS for AT&T Common Stock Group was computed by dividing earnings attributable to AT&T Common Stock Group shareowners, adjusted for the conversion of securities, by the weighted-average number of AT&T common shares and dilutive potential common shares outstanding during the period, assuming conversion of the potential common shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of a subsidiary, convertible put options, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS. The dividends on these securities have an after-tax impact to quarterly earnings of approximately $40. Assuming the conversion of these securities, the dividends would no longer be included as a reduction to net income and the securities would convert into approximately 67 million shares of AT&T common stock.

              A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Common Stock Group is as follows:

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
                                                2000      1999    2000      1999
              AT&T Common Stock Group:
              Income available                $1,319    $1,633  $4,805    $4,297
              Income impact of assumed
                conversion of preferred stock
                of subsidiary                      8         8      24        18
              Income impact of mark-to-market on
                convertible put options           13         -      13         -
              Income available adjusted for
                conversion of securities      $1,340    $1,641  $4,842    $4,315

                                                         AT&T Form 10-Q - Part I


              Shares in millions
              Weighted-average common
                shares                         3,752     3,195   3,397     3,045
              Stock options                       17        32      23        37
              Preferred stock of subsidiary       40        40      40        30
              Convertible debt securities of
                subsidiary                         -         -       -         2
              Convertible put options             33         -      11         -
              Weighted-average common shares
                and potential common shares    3,842     3,267   3,471     3,114

              Basic EPS for AT&T Wireless Group for the third quarter and for the period from the date of the initial public offering through September 30, 2000, was computed by dividing the income attributable to AT&T Wireless Group shareowners by the weighted-average number of shares outstanding of AT&T Wireless Group of 360 million. Potentially dilutive securities consisted of approximately 73 million stock options, which were antidilutive at September 30, 2000.

              Basic EPS for LMG was computed by dividing the earnings (loss) attributable to LMG shareowners by the weighted-average number of shares outstanding of LMG of 2,578 million and 2,530 million, for the three months ended September 30, 2000 and 1999, respectively, and 2,573 million and 2,514 million for the nine months ended September 30, 2000, and from the date of acquisition through September 30, 1999, respectively.

              Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. There were 98 million and 104 million of these potentially dilutive securities outstanding at September 30, 2000 and 1999, respectively. The diluted earnings per share calculation for the third quarter of 2000 also excludes approximately 700 thousand warrants outstanding at September 30, 2000, which were antidilutive. Since LMG had a loss in the quarter and year-to-date periods of 1999, the impact of any potential shares would have been antidilutive.

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

                                                         AT&T Form 10-Q - Part I


              Following is a summary of the Exchangeable Notes outstanding by year of issue:

                                                      Year of Issue

              EXCHANGEABLE NOTES                  1999             1998
              Proceeds                            $1,129           $1,686
              Interest Rate                       7.0%             6.25%
              Maturity Date                       Nov. 15, 2002    Aug. 15, 2001
              Carrying Value                      $1,055           $2,395


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

                                                         AT&T Form 10-Q - Part I


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

              FLOATING RATE DEBT

              Two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options on Vodafone ADRs contributed to them by MediaOne and issued floating rate debt. The carrying value of debt outstanding at September 30, 2000, was $1,739, which pays interest at three-month London Inter-Bank Offering Rate (LIBOR) plus 0.5%. This debt matures in equal quarterly installments beginning in 2003 and ending in 2005. The assets of MediaOne SPC IV, which are primarily 29.1 million Vodafone ADRs, are only available to pay the creditors of MediaOne SPC IV. Likewise, the assets of MediaOne SPC VI, which are primarily 18.0 million Vodafone ADRs, are only available to pay the creditors of MediaOne SPC VI.

              SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBT SECURITIES OF AN AT&T SUBSIDIARY

              Certain  subsidiary  trusts of MediaOne (the MediaOne  Trusts) had
              preferred  securities   outstanding  at  September  30,  2000,  as
              follows:

                                                Interest   Maturity   Carrying
                  Subsidiary Trust                Rate       Date      Amount
                  MediaOne Financing I            7.96%      2025     $   30
                  MediaOne Financing II           8.25%      2036         28
                  MediaOne Financing I            9.30%      2025          -
                  MediaOne Finance II             9.50%      2036        214
                  MediaOne Finance III            9.04%      2038        504

                  Total                                               $  776

              The MediaOne Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated Deferrable Interest Notes (the Subordinated Debt Securities) of MediaOne Group Funding, Inc., a wholly-owned subsidiary of MediaOne. The Subordinated Debt Securities have the same interest rate and maturity date as the Trust Preferred Securities to which they relate. The Subordinated Debt Securities are fully and unconditionally guaranteed by MediaOne. All of the Subordinated Debt Securities are redeemable by MediaOne Group Funding, Inc. or MediaOne at a redemption price of $25.00 per security, plus accrued and unpaid interest. Upon redemption of the Subordinated Debt Securities, the Trust Preferred

                                                         AT&T Form 10-Q - Part I


              Securities will be mandatorily redeemable, at a price of $25.00 per share, plus accrued and unpaid distributions. The 9.30% and 7.96% Subordinated Debt Securities became redeemable after September 11, 2000, and the 9.30% securities were fully redeemed by the end of the third quarter. The 9.50% and 8.25% Subordinated Debt Securities are redeemable after October 29, 2001. The 9.04% Subordinated Debt Securities are redeemable after October 28, 2003. The Trust Preferred Securities are recorded within long-term debt in the accompanying consolidated balance sheet.

(g)           FINANCIAL INSTRUMENTS

              COLLARS
              Two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options (collectively the collars) on Vodafone ADRs contributed to them by MediaOne and issued floating rate debt. The collars have been designated and are effective as a hedge of the market risk associated with the investment in Vodafone ADRs. The collars are therefore carried at intrinsic value, with unrealized gains or losses, net of tax, being recorded within other comprehensive income as a component of shareowners' equity, together with any change in the fair value of the Vodafone ADRs. The carrying value of the collars at September 30, 2000, was $515.

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

              INTEREST RATE SWAPS
              In connection with the floating rate debt issued by MediaOne SPC IV and VI, interest rate swaps were entered into to swap the floating rate debt to fixed rate debt. The interest rate swaps have the same maturities as the debt and mature in equal quarterly installments beginning in 2003 and ending in 2005. MediaOne prepaid the fixed interest payments pursuant to the swap agreements; the costs of which were deferred and are amortized as adjustments to the interest expense over the term of the debt. As a result of the swaps and related amortization, MediaOne expects to have a fixed effective interest rate of 5.91% on the MediaOne SPC IV debt and 6.02% on the MediaOne SPC VI debt. The unamortized prepaid interest rate swap balance was approximately $441 as of September 30, 2000.

                                               AT&T Form 10-Q - Part I


              LETTERS OF CREDIT
              At September 30, 2000, we had letters of credit of $641. The increase from December 31, 1999, was primarily related to letters of credit to support subsidiary debt as well as letters of credit MediaOne had entered into prior to the merger.

              EQUITY HEDGES
              We enter into equity hedges to manage our exposure to changes in equity prices associated with stock appreciation rights of affiliated companies. The fair value of our equity hedges as of September 30, 2000, was approximately $4.

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

              These securities remained outstanding at September 30, 2000, as follows:

                                 Dividend Rate   Maturity Date   Carrying Amount

              Series A           Variable        None            $  100
              Series B           9.08%           4/21/2020          927
              Series C           None            4/21/2020          115
              Total                                              $1,142

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

                                                         AT&T Form 10-Q - Part I


(i)           RELATED PARTY TRANSACTIONS
              AT&T has various related party transactions with Concert as a result of the closure of this global venture in early January.

              Included in revenue for the three and nine months ended September 30, 2000, are $269 and $819, respectively, for services provided to Concert.

              Included in access and other connection expenses for the three and nine months ended September 30, 2000, are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $568 and $1,728, respectively.

              During the first quarter of 2000, AT&T loaned $1.0 billion to Concert which is included within investments and related advances in the accompanying consolidated balance sheet. Interest income of $18 and $48 was recognized for the three and nine months ended September 30, 2000, respectively.

              Included in accounts receivable and other current assets at September 30, 2000, was $455 and $908, respectively, related to transactions with Concert. Included in accounts payable and other current liabilities at September 30, 2000, was $413 and $1,259, respectively, also related to transactions with Concert.

              In addition, Broadband had various related party transactions with LMG. Included in costs of services and products were programming expenses related to services from LMG which amounted to $69 and $184 for the three and nine months ended September 30, 2000, respectively, and $55 and $168 for the three and nine months ended September 30, 1999, respectively.

              Included in investment in LMG and related receivables was $113 and $27 at September 30, 2000, and December 31, 1999, respectively, primarily related to taxes pursuant to a tax sharing agreement between LMG and Broadband, which existed prior to the TCI merger.

              AT&T pays certain expenses on behalf of LA Cellular, which is owned through our equity interest in AB Cellular Holding LLC (AB Cellular). Accounts receivable included approximately $167 related to these receivables at September 30, 2000.

(j)           GUARANTEE OF PREFERRED SECURITIES
              TCI Securities:
              Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV. At September 30, 2000, $1,247 of the guaranteed redeemable preferred securities remained outstanding. Following is a summary of the results of TCI which have been included in the financial results of AT&T for each corresponding period. The summarized financial information includes transactions with AT&T that were eliminated in consolidation.

                                                         AT&T Form 10-Q - Part I


                                       For the Nine          For the Seven
                                       Months Ended          Months Ended
                                    September 30, 2000    September 30, 1999
              Revenue                    $ 4,755               $ 3,489
              Operating loss                (226)                 (744)
              Net income (loss)            1,775                (2,406)

                                           As of                 As of
                                    September 30, 2000     December 31, 1999
              Current assets             $   802               $   468
              Noncurrent assets           98,460                93,798
              Current liabilities          4,803                 2,814
              Noncurrent liabilities      39,898                37,853
              Minority interest            7,450                 2,175

              MediaOne Securities:
              Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable exchangeable notes and mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. AT&T provides a full and unconditional guarantee on these outstanding securities issued by MediaOne. At September 30, 2000, $4,227 of the guaranteed securities remained outstanding. Following is a summary of the results of MediaOne which have been included in the financial results of AT&T since the date of acquisition on June 15, 2000. The summarized financial information includes transactions with AT&T that were eliminated in consolidation.

                                      For the period from
                                       June 15, 2000 to
                                      September 30, 2000

              Revenue                       $  914
              Operating loss                  (303)
              Net loss                        (286)

                                             As of
                                          September 30,
                                              2000

              Current assets               $ 6,267
              Noncurrent assets             65,442
              Current liabilities            3,793
              Noncurrent liabilities        22,700
              Minority interest              1,143


(k)           SEGMENT REPORTING
              AT&T's results are segmented according to the way we manage our business: Business Services, Consumer Services, Wireless Services and Broadband. Our existing segments reflect certain managerial changes since the publication of our 1999 annual results. All prior period results have been restated to reflect these changes. In addition, 2000 results reflect the acquisition of MediaOne, included in the Broadband segment from the June 15, 2000, date of acquisition, and the impact of assets and businesses contributed to Concert, which were included in 1999 results.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

                                                         AT&T Form 10-Q - Part I


              REVENUE

                                                   Three               Nine
                                                Months Ended       Months Ended
                                               September 30,      September 30,
                                               2000     1999      2000     1999
              Business services external
                revenue                     $ 6,895  $ 6,859   $20,818  $19,715
              Business services internal
                revenue                         213      197       573      553
              Total business services
                revenue                       7,108    7,056    21,391   20,268
              Consumer services external
                revenue                       4,672    5,578    14,715   16,527
              Wireless services external
                revenue                       2,799    2,050     7,474    5,490
              Broadband external revenue      2,417    1,505     5,691    3,479

              Total reportable segments
                revenue                      16,996   16,189    49,271   45,764

              Corporate and Other revenue (a)   (21)     144      (174)     438
              Total revenue                 $16,975  $16,333   $49,097  $46,202

              (a) Included in Corporate and Other is revenue from international operations and ventures, Excite@Home, other corporate operations and the elimination of internal revenue.

              RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                    Three              Nine
                                                 Months Ended      Months Ended
                                                September 30,     September 30,
                                                2000     1999     2000     1999
              Business services               $1,733   $1,509   $4,870   $4,536
              Consumer services                1,854    2,159    5,425    5,852
              Wireless services                  105       54      551      128
              Broadband                         (627)    (310)    (717)  (1,187)
                Total reportable segments'
                  EBIT                         3,065    3,412   10,129    9,329
              Corporate and Other EBIT           (40)    (398)  (1,020)  (1,165)
              Liberty Media Group equity
                earnings (losses)              1,756     (217)   2,965     (818)
              Interest expense                   946      493    2,158    1,188
                Total income before income
                  taxes                       $3,835   $2,304   $9,916   $6,158

                                                         AT&T Form 10-Q - Part I


              ASSETS

                                                  At Sept. 30,  At Dec. 31,
                                                       2000         1999
              Business services                    $ 33,360     $ 32,010
              Consumer services                       4,945        6,279
              Wireless services                      33,045       23,312
              Broadband                             117,289       53,810
                Total reportable segments           188,639      115,411

              Corporate and Other:
                Other segments                        6,962        3,386
                Prepaid pension costs                 2,978        2,464
                Deferred taxes                        1,183          899
                Other corporate assets               13,361        8,786
              Investment in Liberty Media Group
                and related receivables, net         39,229       38,460

              Total assets                         $252,352     $169,406


(l)           NEW ACCOUNTING PRONOUNCEMENTS
              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T, this means that the standard must be adopted no later than January 1, 2001.

              In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges.

              The impact of the adoption of SFAS No. 133, as amended by SFAS No. 138, on AT&T's results of operations is dependent upon the fair values of our derivatives and related financial instruments at the date of adoption and could result in more pronounced quarterly fluctuations in other income (expense) in future periods. However, had we adopted SFAS No. 133 in the third quarter of 2000, we would have recorded a cumulative effect of an accounting change, net of applicable taxes, of approximately $325 of income, or $0.08 per diluted share, primarily attributable to fair value adjustments of debt instruments acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio.

                                                         AT&T Form 10-Q - Part I

              Management does not expect the impact of the adoption of SFAS No. 133 on our interest rate swap and foreign exchange portfolios to be material to AT&T's results of operations, financial condition, or cash flows.

              In addition, management is currently reassessing the appropriate classification of certain investment securities that support debt, which is indexed to those securities. Had these securities been reclassified from available-for-sale to trading securities during the third quarter, a charge of $235, or $0.06 per diluted share, net of applicable taxes, would have been recorded to other income (expense), concurrently with the adoption of SFAS No. 133. As an available-for-sale security, changes in fair value are included within other comprehensive income.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. Management does not expect the adoption of SAB No. 101 to have a material impact on our results of operations.


(m)           SUBSEQUENT EVENTS

              RESTRUCTURING PLAN
              On October 25, 2000, AT&T announced a restructuring plan designed to create four publicly traded companies from each of our major operating units. AT&T shareowners would ultimately own stock in each of the four businesses. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Consumer and AT&T Business will all be represented by asset-based or tracking stocks.

              In the first phase of the restructuring plan, AT&T intends to offer AT&T shareowners the opportunity to exchange their AT&T common stock for AT&T Wireless Group tracking stock. We plan to distribute our remaining interest in AT&T Wireless Group to AT&T shareowners in 2001.

              AT&T also plans to create a new class of stock to track the economic performance of our AT&T Consumer business and plans to distribute 100% of the tracking stock to AT&T shareowners in the second half of 2001. In addition, depending on market conditions, AT&T plans to conduct an initial public offering of stock that will track the economic performance of our Broadband unit during the summer of 2001. AT&T's ownership interest in Excite@Home will be part of the Broadband entity. AT&T plans to recapitalize the Broadband tracking stock into an asset-based common stock within twelve months of the initial public offering.

                                                         AT&T Form 10-Q - Part I


              AT&T Business will be the legal owner of the AT&T brand, which it will license to the other companies. It will also be the parent company of the AT&T Consumer business.

              The board of directors is reviewing the dividend policy of AT&T before the end of 2000 and AT&T expects that AT&T's dividend prior to the creation of the four new companies as well as the combined dividend of the four new companies will be substantially lower than our current dividend.

              AT&T does not expect significant downsizing to result from our plans, although each company will continue to size its operations as appropriate. AT&T expects these transactions will be tax-free to U.S. shareholders. Certain aspects of the above transactions remain subject to regulatory and other approvals.

              OTHER EVENTS
              AT&T currently holds a 55.62% equity interest in AB Cellular, which was formed in 1998 with BellSouth, with each party having a 50% voting interest. AB Cellular owns, controls and supervises wireless properties in Los Angeles, Houston and Galveston. Public documents filed by BellSouth indicate that BellSouth anticipates exercising an option available to them pursuant to the AB Cellular LLC Agreement, which would result in AB Cellular redeeming AT&T's interest in AB Cellular in consideration of 100% of the net assets of the Los Angeles property. If this transaction takes place, AT&T anticipates recording a gain and will begin consolidating the results of the Los Angeles property.

              On November 13, 2000, two of AT&T's wireless affiliates, TeleCorp PCS, Inc. (TeleCorp) and Tritel, Inc., merged as part of a stock transaction. In connection with the merger, AT&T contributed to TeleCorp rights to acquire wireless licenses in Wisconsin and Iowa and $20 in cash in exchange for approximately 9.3 million shares of common stock in the newly merged entity. In a separate transaction, AT&T exchanged certain wireless licenses and rights to acquire licenses in the Wisconsin and Iowa markets, and made a cash payment of approximately $80 in return for certain TeleCorp PCS licenses and wireless systems in several New England markets. AT&T expects that these transactions will result in a gain.

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

On June 15, 2000, AT&T completed a merger with MediaOne Group, Inc. (MediaOne) in a cash and stock transaction valued at approximately $56 billion. For each share of MediaOne stock, MediaOne shareholders received, in the aggregate, 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger, which was below a predetermined amount. AT&T issued approximately 603 million shares of common stock, of which approximately 60 million were treasury shares. The merger with MediaOne was accounted for under the purchase method of accounting, accordingly the operating results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition as part of our Broadband segment.

On April 27, 2000, AT&T created a new class of stock when we completed an initial public offering of 360 million shares of AT&T Wireless Group tracking stock. This stock is designed to track the economic performance of AT&T's wireless services business and represented a 15.6% interest in that business. AT&T retained the remaining 84.4% interest in the AT&T Wireless Group. In connection with our first quarter 1999 merger with Tele-Communications, Inc.,
(TCI) renamed AT&T Broadband (Broadband), we issued a separate tracking stock to reflect the economic performance of Liberty Media Group (LMG), Broadband's former programming and technology investment businesses. All other businesses of AT&T comprise AT&T Common Stock Group, including AT&T's retained 84.4% interest in AT&T Wireless Group, the economic performance of which is represented by AT&T common stock.

The consolidated results of AT&T include AT&T Wireless Group in its entirety on a fully consolidated basis. We do not have a controlling financial interest in Liberty Media Group for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements.

The earnings attributable to AT&T Wireless Group represent 15.6% of the earnings for the third quarter, and 15.6% of the earnings from April 27, 2000, the date of the initial public offering, through September 30, 2000, for the year-to-date period. The remaining earnings of AT&T's wireless services business are included in the earnings attributable to AT&T Common Stock Group. Similarly, the earnings or losses related to LMG are excluded from the earnings available to AT&T Common Stock Group.

Ownership of shares of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Group tracking stock does not represent a direct legal interest in the assets and liabilities of any of these groups, but an ownership of AT&T in total. Each of these shares represents an interest in the economic performance of each of these groups.

                                                         AT&T Form 10-Q - Part I


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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999, and financial condition as of September 30, 2000, and December 31, 1999.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE

                                        Three Months         Nine Months
                                           Ended                Ended
                                        September 30,        September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Business Services                   $ 7,108   $ 7,056    $21,391   $20,268
Consumer Services                     4,672     5,578     14,715    16,527
Wireless Services                     2,799     2,050      7,474     5,490
Broadband                             2,417     1,505      5,691     3,479
Corporate and Other                     (21)      144       (174)      438
Total revenue                       $16,975   $16,333    $49,097   $46,202

Revenue increased $642 million in the third quarter of 2000, or 3.9%, to $16,975 million compared with the third quarter of 1999, and increased $2,895 million in the first nine months of 2000, or 6.3%, to $49,097 million compared with the first nine months of 1999. Normalized revenue, which adjusts revenue for the acquisitions of MediaOne and the IBM Global Network (renamed AT&T Global Network Services, or AGNS), the impact of businesses contributed to Concert, the elimination of per-line charges by the FCC, the consolidation of At Home Corp. (Excite@Home), certain international divestments, and closed cable partnerships, increased $612 million in the third quarter of 2000, or 3.7%, from $16,363 million in the third quarter of 1999.

                                                         AT&T Form 10-Q - Part I

The increase was led by Wireless Services, Broadband, and Business Services, partially offset by a decline in Consumer Services. For the first nine months of 2000 normalized revenue, which also adjusts for the acquisition of TCI, rose $2,261 million, or 4.7%, from $48,234 million in the first nine months of 1999. The increase was led by Wireless Services, Business Services, and Broadband, partially offset by a decline in Consumer Services.

OPERATING EXPENSES

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000       1999
Dollars in Millions
Access and other connection          $3,255    $3,654    $10,460    $11,054

Access and other connection expenses decreased 10.9%, to $3,255 million for the three months ended September 30, 2000. Included within access and other connection expenses are costs that we pay to connect domestic calls on the facilities of other service providers. These costs decreased primarily due to mandated reductions in per-minute access costs and decreased per-line charges (Primary Interexchange Carrier Charges). Effective July 1, 2000, per-line charges AT&T pays for residential and single-line business customers were eliminated by the FCC. These decreases were partially offset by volume increases and higher Universal Service Fund contributions.

Also included within access and other connection expenses are costs paid to foreign telephone companies to connect calls made to foreign countries (international settlements). As result of the commencement of operations of Concert, most of our international settlements are incurred by Concert. In addition, most of our foreign billed revenue is now earned by Concert. The amount charged by Concert in 2000 is lower than interconnection expense incurred in 1999, since AT&T recorded these transactions within revenue and expense, as applicable. Concert bills us a net expense comprised of international settlement (interconnection) expense and foreign billed revenue. Partially offsetting the decline were costs incurred related to Concert products that AT&T now sells to its customers.

Access and other connection expenses decreased 5.4%, to $10,460 million for the nine months ended September 30, 2000. The decrease was primarily attributable to lower net interconnection expense largely related to the commencement of operations of Concert.

Also contributing to the decrease were mandated reductions in per-minute access costs as well as the sale of ACC International, more efficient network usage and reduced Primary Interexchange Carrier Charges resulting from the elimination of certain per-line charges by the FCC effective July 1, 2000. These decreases were partially offset by volume increases and higher Universal Service Fund contributions.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000       1999
Dollars in Millions
Costs of services and products       $4,547    $3,932    $12,578    $10,660

Costs of services and products increased 15.7%, to $4,547 million in the third quarter of 2000 compared with the third quarter of 1999. Excluding the impact of

                                                         AT&T Form 10-Q - Part I


the acquisitions of MediaOne and AGNS, the formation of Concert, certain international divestments and the consolidation of Excite@Home, costs of services and products increased approximately 8% in the third quarter. The increase was primarily due to higher equipment costs associated with the growth of the wireless subscriber base, increased costs to support growth in outsourcing contracts and increased broadband programming expenses due to rate increases. These increases were partially offset by continued cost control efforts and a higher pension credit in 2000, primarily driven by a higher pension trust asset base resulting from increased investment returns.

Costs of services and products increased 18.0%, to $12,578 million in the first nine months of 2000 compared with the same period in 1999. Excluding the impact of the acquisitions of TCI, MediaOne and AGNS, the formation of Concert, certain international divestments and the consolidation of Excite@Home, costs of services and products increased approximately 8%. This increase was primarily due to higher costs associated with our growing wireless subscriber base and wireless network, increased costs to support growth in outsourcing contracts and higher video programming costs principally due to rate increases. These increases were partially offset by continued cost control efforts, a higher pension credit and a lower provision for uncollectible receivables primarily in Consumer Services.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Selling, general and administrative  $3,397    $3,442     $9,796    $10,060

Selling, general and administrative (SG&A) expenses decreased 1.3% in the third quarter of 2000, and decreased 2.6% for the first nine months of 2000 compared with the same periods of 1999. Excluding the impact of the acquisitions of TCI, MediaOne and AGNS, the formation of Concert, certain international divestments and the consolidation of Excite@Home, SG&A expenses declined approximately 6% in both periods. The decrease was primarily the result of cost control efforts as well as a larger pension credit in 2000. These were partially offset by increased customer acquisition and customer care expenses associated with our growth businesses of wireless and broadband.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Depreciation and other amortization  $1,919    $1,558     $5,182    $4,408

Depreciation and other amortization expenses increased 23.2% in the third quarter of 2000 and increased 17.5% in the first nine months of 2000 compared with the same periods in 1999. Excluding the impact of the acquisitions of TCI, MediaOne and AGNS, the formation of Concert, certain international divestments and the consolidation of Excite@Home, depreciation and other amortization expenses increased approximately 12% in the third quarter of 2000 and increased approximately 11% in the first nine months of 2000. These increases were primarily due to a higher asset base resulting from continued infrastructure investment. Capital expenditures were $3.6 billion for the third quarter, bringing year-to-date capital expenditures to $10.1 billion. We continue to focus the majority of our capital spending on our growth businesses of wireless, broadband, data and Internet Protocol (IP) and local voice.

                                                         AT&T Form 10-Q - Part I


                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Amortization of goodwill, franchise
  costs and other purchased
  intangibles                          $879      $358     $1,661      $900

Amortization of goodwill, franchise costs, and other purchased intangibles increased $521 million to $879 million in the third quarter of 2000 compared with the third quarter of 1999. The increase was primarily attributable to the consolidation of Excite@Home beginning September 1, 2000, and the acquisition of MediaOne in 2000. In the first nine months of 2000, amortization of goodwill, franchise costs and other purchased intangibles increased $761 million to $1,661 million compared with the first nine months of 1999, primarily due to the acquisition of MediaOne in 2000, the acquisitions of TCI and AGNS in 1999, and the consolidation of Excite@Home in 2000.

AT&T also has amortization of goodwill associated with nonconsolidated investments recorded as a reduction of other income. This totaled $238 million and $164 million in the third quarter of 2000, and 1999, respectively, and totaled $471 million and $356 million for the first nine months of 2000 and 1999, respectively.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Net restructuring and other charges     $24       $ -       $797      $702

During the third quarter of 2000, AT&T recorded $24 million of net restructuring and other charges, which had a minimal impact on diluted earnings per share. The charge resulted from synergies associated with the MediaOne merger and related to cash termination benefits associated with the involuntary separation of about 490 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees.

This restructuring initiative is projected to yield a net cash payout of approximately $18 million in 2000, with approximately $27 million per year in cash savings per year thereafter, as well as earnings before interest and taxes
(EBIT) savings of approximately $6 million in 2000 and approximately $27 million per year thereafter. We expect that increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in SG&A expenses and costs of services and products.

Net restructuring and other charges for the nine months ended September 30, 2000, totaled $797 million, which had an approximate $0.14 impact on earnings per diluted share. The charge included restructuring and exit costs of $706 million and a $91 million charge related to the mandated disposition of AT&T Communications (U.K.) Ltd. (Comms U.K.), which would have competed directly with Concert. The restructuring and exit costs related to actions across several of our business units and included severance costs associated with about 6,700 employees. These actions were primarily driven by our continuing efforts to streamline operations and reduce costs by $2 billion by the end of the year.

                                                         AT&T Form 10-Q - Part I


The charge for the nine months ended September 30, 2000, also included $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter of 2000. Additionally, the charge included $144 million of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an $18 million asset impairment charge related to the write-down of unrecoverable assets in certain businesses in which the carrying value is no longer supported by future cash flows.

Net restructuring and other charges for the nine months ended September 30, 1999, totaled $702 million, which had an approximate $0.21 impact on earnings per diluted share. The charge included a pretax in-process research and development charge of $594 million related to the TCI acquisition, a $128 million pretax net charge primarily related to the exit from certain joint ventures that would have competed directly with Concert and a $50 million pretax charge related to a contribution agreement entered into by Broadband to satisfy certain liabilities of Phoenixstar, Inc. These charges were partially offset by a $70 million pretax gain related to the settlement of pension obligations for former employees who accepted AT&T's voluntary retirement incentive program offer.

The $594 million in-process research and development charge reflected the estimated fair value of research and development projects at TCI, as of the date of the acquisition, which had not yet reached technological feasibility or that had no alternative future use. Although there are technological issues to overcome to successfully complete the acquired in-process research and development, we believe we are on track for successful completion. The projects identified related to efforts to offer voice over Internet Protocol (IP), product-integration efforts for advanced set-top devices, cost-savings efforts for cable telephony implementation and in-process research and development related to Excite@Home. We expect to test IP telephony equipment for field deployment and begin field trials related to our product integration efforts for set-top devices late in the fourth quarter into early 2001. In addition, trials related to our telephony cost reductions are complete and implementation has begun in certain markets.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Operating Income                     $2,954    $3,389     $8,623    $8,418

Operating income decreased 12.9% in the third quarter of 2000 primarily due to a decline in Consumer Services revenue, the acquisition of MediaOne and the consolidation of Excite@Home. These decreases were partially offset by a higher pension credit in 2000 and cost control efforts within Business Services.

Operating income increased 2.4% for the first nine months of 2000, primarily due to operational efficiencies within Business Services and Wireless Services as well as corporate staff functions, and a higher pension credit in 2000. The year-to-date increase was partially offset by the acquisition of MediaOne, a decline in Consumer Services revenue, the consolidation of Excite@Home, the acquisition of TCI and higher restructuring charges. Operating income margin (operating income as a percent of revenue) was 17.4% for the third quarter and 17.6% for the nine months ended September 30, 2000, compared with 20.8% and 18.2% in the comparable 1999 periods, respectively.

                                                         AT&T Form 10-Q - Part I


                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Other income (expense)                  $71     $(375)      $486     $(254)

Other income (expense) increased $446 million to income of $71 million in the third quarter of 2000, compared with an expense of $375 million in the third quarter of 1999. The increase was primarily attributable to higher minority interest and lower equity losses on investments associated with the consolidation of Excite@Home effective September 1, 2000. Also contributing to the increase was higher interest and dividend income and greater gains on sales of businesses and investments.

Other income (expense) increased $740 million to income of $486 million for the nine months ended September 30, 2000, compared with an expense of $254 million for the same prior year period. The increase was primarily attributable to greater gains on sales of businesses and investments and higher interest and dividend income. Further contributing to the increase were equity earnings from Concert. These increases were partially offset by higher losses on equity investments, primarily from Excite@Home through August 31, 2000.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
EBIT, excluding LMG                  $3,025    $3,014     $9,109    $8,164

EBIT, excluding LMG, remained essentially flat for the third quarter of 2000 compared with the third quarter of 1999, with the increase in other income being virtually offset by the decrease in operating income. For the first nine months of 2000, EBIT grew 11.6% compared with the same period in 1999, which was attributable to increases in both other income and operating income. The EBIT growth was impacted by gains on sales of businesses and investments, our ownership interests in Cablevision Systems Corp. (Cablevision) and Time Warner Entertainment (TWE) and net restructuring and other charges. Excluding these items, EBIT increased 6.8% and 11.3% for the third quarter and year-to-date periods, respectively. The improvement for the third quarter was primarily attributable to increased other income partially offset by a decrease in operating income. The improvement for the year-to-date period was primarily due to both higher other income and operating income.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Equity earnings (losses) from
  Liberty Media Group                $1,756     $(217)    $2,965     $(818)

Equity earnings from Liberty Media Group were $1,756 million in the third quarter of 2000, compared with losses of $217 million in the same prior year quarter. The increase was primarily due to a gain associated with the acquisition of TV Guide by Gemstar - TV Guide International, Inc. (Gemstar) reflecting the difference between the carrying value of LMG's interest in TV

                                                         AT&T Form 10-Q - Part I


Guide, Inc. (TV Guide) and the fair value of the Gemstar securities received in the acquisition. Equity earnings from LMG for the nine months ended September 30, 2000, were $2,965 million compared with losses of $818 million in 1999. In addition to the gain associated with the TV Guide acquisition, the increase in equity earnings for the nine months ended September 30, 2000, was also impacted by a gain associated with the acquisition of Flextech p.l.c. (Flextech) by
Telewest Communications plc (Telewest) and a gain associated with the acquisition of General Instrument Corporation (General Instrument) by Motorola, Inc. (Motorola). These gains also represent the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. These gains were partially offset by impairment charges recorded on Liberty Media's investments in Teligent, Inc. (Teligent) and ICG Communications, Inc. (ICG) to reflect other than temporary declines in value.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Interest expense                       $946      $493     $2,158    $1,188

Interest expense increased 92.2% to $946 million in the third quarter of 2000 compared with the third quarter of 1999, primarily due to a higher average debt balance as a result of our June 15, 2000, acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition.

Interest expense increased 81.6% to $2,158 million for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999. The increase was primarily due to a higher average debt balance as a result of our March 1999 acquisition of TCI, and our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition.

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       2000      1999       2000      1999
Dollars in Millions
Provision for income taxes             $763      $888     $2,127    $2,679

The provision for income taxes decreased $125 million, or 14.2%, to $763 million in the third quarter of 2000 compared with the third quarter of 1999. The decrease was primarily due to lower earnings before taxes, partially offset by a slightly higher effective tax rate. The effective tax rate for the third quarter of 2000 was 36.7%, up from 35.2% in the third quarter of 1999. The increase was due to impact of the consolidation of Excite@Home, which is unable to record tax benefits on its pretax losses, as well as the positive impact of certain foreign legal entity restructurings in 1999.

The provision for income taxes for the nine months ended September 30, 2000, decreased $552 million compared with the same period in 1999. The effective tax rate for the nine months ended September 30, 2000, was 30.6%, down from 38.4% for the same prior year period. In 2000, the effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable systems and other assets with Cox Communications Inc. (Cox), and the benefit of the write-off of the related deferred tax liability. The 1999 effective rate was negatively impacted by an in-process research and development charge which was not tax deductible, which was offset by the positive

                                                         AT&T Form 10-Q - Part I


impact of a change in net operating loss utilization tax rules. Excluding the impacts of the Cox transaction, the in-process research and development charge, and the change in the net operating loss rules, the effective income tax rates were 36.8% and 36.4% for the nine months ended September 30, 2000 and 1999, respectively.

                                        Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                        2000      1999       2000      1999

AT&T Common Stock Group earnings per
 AT&T common share:
  Basic                               $ 0.35    $ 0.51      $1.41    $ 1.41
  Diluted                             $ 0.35    $ 0.50      $1.40    $ 1.39
AT&T Wireless Group earnings per AT&T
 common share:
  Basic and diluted                   $(0.01)        -      $0.05    $    -
Liberty Media Group earnings (loss)
 per share:
  Basic and diluted                   $ 0.68    $(0.09)     $1.15    $(0.33)

As reported, diluted earning per share (EPS) attributable to AT&T Common Stock Group decreased 30.0% to $0.35 in the third quarter of 2000, compared with the third quarter of 1999. The decrease was primarily driven by the acquisition of MediaOne, including the impact of shares issued, additional interest expense and operating losses generated by MediaOne largely attributable to depreciation expense and amortization of franchise costs, goodwill and other purchased intangibles. The decrease was partially offset by an increase in other income primarily associated with higher interest and dividend income and gains on sales of businesses and investments.

As reported, diluted EPS attributable to AT&T Common Stock Group increased 0.7% to $1.40 in the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999. The increase was primarily due to higher other income, and improved operating income in the period resulting from margin improvements. These improvements were partially offset by the acquisition of MediaOne, including the impact of shares issued, additional interest expense and operating losses generated by MediaOne largely attributable to depreciation expense and amortization of franchise costs, goodwill and other purchased intangibles.

Included in EPS for the third quarter are the following items:
 ..Losses of $0.03 in the third quarter of 2000 and $0.02 in the third quarter of
  1999,  reflecting   the  earnings  impact  of  our  investments   in  TWE  and
  Cablevision;
 ..Gain on sale of a business of $0.02 in the third quarter of 1999.

Included in EPS for the first nine months of 2000 and 1999 are the following items:
 ..Net  restructuring and other charges of $0.14 in the first nine months of 2000 and $0.21 in the same period of 1999;
 ..Losses of $0.05 in the first nine months of 2000 and $0.05 in the same period of 1999, reflecting the earnings impact of our investments in Cablevision and TWE;
 ..Net gains on sales of  businesses  and  investments  and other of $0.21 in the first nine months of 2000 and $0.07 in the same period of 1999;
 ..A $0.02 benefit in the first nine months of 1999 from changes in tax rules with respect to the utilization of acquired net operating losses.

                                                         AT&T Form 10-Q - Part I


The total impact of these items to diluted EPS was a decrease of $0.03 for the three months ended September 30, 2000, and an increase of $0.02 for the nine months ended September 30, 2000. These items had no net impact to diluted EPS for the third quarter of 1999 and decreased diluted EPS by $0.17 for the nine months ended September 30, 1999. We quantify the impact on our results of our investments in Cablevision and TWE since these businesses have financial information publicly available and their results can be reviewed independently of AT&T's results.

EPS excluding these items was $0.38 per diluted share in the third quarter of 2000, a decrease of 24.0%, or $0.12, over the comparable prior year quarter. EPS excluding these items was $1.38 per diluted share for the nine months ended September 30, 2000, compared with $1.56 for the same period in 1999, a decrease of 11.5%.

EPS for Liberty Media Group was $0.68 per share for the three months ended September 30, 2000, compared with a loss of $0.09 per share for the three months ended September 30, 1999. The increase in EPS for the third quarter of 2000, is primarily due to a gain associated with the acquisition of TV Guide by Gemstar reflecting the difference between the carrying value of LMG's interest in TV Guide and the fair value of the Gemstar securities received in the acquisition. EPS for Liberty Media Group was $1.15 per share for the first nine months of 2000, compared with a loss of $0.33 per share in 1999. The first nine months of 2000 results include nine months of Liberty Media Group results compared with seven months in 1999, reflecting the March 1999 acquisition of TCI by AT&T. In addition to the gain associated with the TV Guide acquisition, the increase in EPS for the nine months ended September 30, 2000, was also impacted by a gain associated with the acquisition of Flextech by Telewest and a gain associated with the acquisition of General Instrument by Motorola. These gains also represent the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the mergers. These gains were partially offset by impairment charges recorded on Liberty Media's investments in Teligent and ICG to reflect other than temporary declines in value.

SEGMENT RESULTS

In support of the services we provide, we segment our results by the business units that support our primary lines of business: Business Services, Consumer Services, Wireless Services and Broadband. A fifth category, Corporate and
Other, includes corporate staff functions, the elimination of inter-segment business as well as the results of international operations and ventures and Excite@Home. Although not a segment, we also discuss the results of LMG.

The discussion of segment results includes revenue; earnings, including other income, before interest and taxes (EBIT); earnings, including other income, before interest, taxes, depreciation and amortization, and minority interest (EBITDA); total assets; and capital additions. The discussion of EBITDA for Wireless Services and Broadband is modified to exclude other income (expense). Total assets for each segment generally exclude intercompany assets. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level and therefore are included in the Corporate and Other group. Shared network assets are allocated to the segments and reallocated each January, based on two years of volumes. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

                                                         AT&T Form 10-Q - Part I


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

To provide comparability, we normalize revenue to reflect the impact of certain 1999 and 2000 transactions. For example, when we normalize for Concert, we remove the revenue associated with businesses/customers contributed to Concert from 1999 results. The acquisitions of TCI, AGNS and MediaOne and certain international divestments are normalized as if those acquisitions/dispositions occurred on January 1, 1999. The elimination of per-line charges by the FCC is normalized in 1999 results as if the elimination occurred on July 1, 1999. Finally, certain 2000 Broadband cable swaps are normalized in 1999 results as if those swaps happened on the corresponding date in 1999.

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

                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  September 30,        September 30,

Dollars in Millions             2000       1999      2000       1999
External revenue             $ 6,895    $ 6,859   $20,818    $19,715
Internal revenue                 213        197       573        553
Total revenue                  7,108      7,056    21,391     20,268

EBIT                           1,733      1,509     4,870      4,536
EBITDA                         2,664      2,347     7,594      6,948

                                                         AT&T Form 10-Q - Part I


OTHER ITEMS
Capital additions            $ 1,517    $ 1,963   $ 4,169    $ 4,544

                          At September 30,      At December 31,
                                2000                 1999
Total assets                 $33,360              $32,010


REVENUE
Business Services revenue increased $52 million, or 0.7%, in the third quarter of 2000, and increased $1,123 million, or 5.5%, for the first nine months of 2000, compared with the prior year. Normalized for the impact of Concert, the 1999 acquisition of AGNS and the elimination of PICC for single-line business customers by the FCC, revenue increased 2.5% and 4.1% for the quarter and year-to-date periods, respectively. The increases were driven primarily by strength in data/IP and outsourcing services, partially offset by a decline in long distance voice services.

Normalized data/IP services revenue grew over 20% for the quarter, led by growth in frame relay, high-speed private line and IP services. For the year-to-date period, normalized data/IP services revenue grew at a high-teens rate led by growth in frame relay, IP and high-speed private line services. IP services, which include AT&T WorldNet services and Virtual Private Network Services (VPN), grew over 50% for both the three and nine months ended September 30, 2000, compared with the same periods in 1999. On a combined basis, packet services (frame relay, ATM (Asynchronous Transfer Mode) and IP) grew over 50% for the quarter and over 45% for the year-to-date period, compared with the same periods in 1999.

AT&T Solutions outsourcing revenue, normalized for the acquisition of AGNS, grew 20.2% in the third quarter of 2000, and grew 22.5% for the first nine months of 2000, compared with the same periods in the prior year. These increases were primarily due to growth from new contract signings and add-on business from existing clients.

Normalized long distance voice revenue declined at a mid single-digit rate for the third quarter, as pricing declines outpaced high single-digit volume increases. For the year-to-date period, normalized long distance voice revenue declined at a low single-digit rate, as pricing declines outpaced volume increases of over 10%. Business services revenue continues to shift to higher growth products such as data/IP and outsourcing. This shift, and the continued pricing pressures, have resulted in a decline in long distance voice revenue. We expect competition and the resulting pricing pressures to continue to negatively impact Business Services long distance voice revenue.

Normalized local voice revenue grew at a mid-teen rate for the quarter, and grew over 20% for the year-to-date period. Revenue growth was negatively impacted, in the year-to-date period, by the settlement of public utility commission rulings. There were eight additional switches activated in third quarter, for a total of 29 new local switches activated year-to-date through September 30, 2000. These local switches enhance AT&T's network capacity for the provision of business local voice services. AT&T's integrated business local operations added over 130 thousand access lines in the third quarter bringing total access lines in service as of September 30, 2000, to almost 2.1 million. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network. On-net buildings (buildings where AT&T owns the fiber that runs into the building) totaled 5,969 at September 30, 2000, a 4.1% increase over September 30, 1999.

                                                         AT&T Form 10-Q - Part I


EBIT/EBITDA
EBIT increased $224 million, or 14.8%, in the third quarter of 2000, and increased $334 million, or 7.4%, in the first nine months of 2000, compared with the same prior year periods. EBITDA increased $317 million, or 13.5%, in the third quarter of 2000, and increased $646 million, or 9.3%, in the first nine months of 2000, compared with the same prior year periods. Excluding a first quarter 2000 restructuring charge of $93 million, EBIT increased 9.4% and EBITDA increased 10.6% in the first nine months of 2000, compared with the same period of 1999. The quarterly increases were primarily due to continued SG&A cost control efforts and revenue growth, partially offset by the impact of the customers contributed to Concert. The year-to-date increases were primarily due to revenue growth and continued SG&A cost control efforts, partially offset by the impact of the customers contributed to Concert. In addition, higher depreciation expense also partially offset the EBIT improvement. The equity earnings of Concert are reported within Corporate and Other.

OTHER ITEMS
Capital additions decreased $446 million, or 22.7%, to $1,517 million in the third quarter of 2000 compared with the third quarter of 1999. The decrease was primarily driven by reduced capital expenditures for network assets that support long distance voice and data services. For the first nine months of 2000, capital additions decreased $375 million, or 8.2%, to $4,169 million compared with the first nine months 1999. The decrease was primarily driven by reduced capital expenditures for network assets that support long distance voice services.

Total assets increased $1,350 million, or 4.2%, to $33,360 million at September 30, 2000, compared with December 31, 1999. The increase was primarily driven by a higher accounts receivable balance due to timing of cash receipts, an increase in the age of outstanding receivables and higher revenue in our outsourcing business. In addition, property, plant and equipment increased as a result of capital expenditures, partially offset by depreciation expense for the period, as well as the contribution of assets to Concert.

CONSUMER SERVICES
Our Consumer Services segment provides a variety of any-distance communications services including long distance, local toll (intrastate calls outside the immediate local area) and Internet access to residential customers. In addition, Consumer Services provides transaction services such as prepaid calling card and operator-handled calling services. Local phone service is also provided in certain areas.

                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  September 30,        September 30,
Dollars in Millions             2000       1999      2000       1999
Revenue                       $4,672     $5,578   $14,715    $16,527
EBIT                           1,854      2,159     5,425      5,852
EBITDA                         1,996      2,352     5,853      6,425

OTHER ITEMS
Capital additions             $   76      $ 133   $   204    $   341

                         At September 30,        At December 31,
                                2000                 1999
Total assets                  $4,945              $ 6,279

                                                         AT&T Form 10-Q - Part I

REVENUE
Consumer Services revenue decreased 16.2% in the third quarter of 2000, and declined 11.0% for the first nine months of 2000, compared with the same periods in 1999. Normalized for the impact of Concert and the elimination of per-line charges, revenue decreased 10.9% in the third quarter and declined 7.9% for the first nine months of the year as long distance calling volumes continued to decline at a mid single-digit rate during these periods. These results reflect the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures and a loss of market share. Also negatively impacting revenue was product substitution and market migration away from direct dial wireline and calling card services to the rapidly growing wireless services. We expect competition and product substitution to continue to negatively impact Consumer Services revenue.

EBIT/EBITDA
EBIT declined 14.1% and EBITDA declined 15.2% in the third quarter of 2000, compared with the same period of 1999. For the first nine months of the year, EBIT decreased 7.3% and EBITDA decreased 8.9%, compared with the same period in 1999. EBIT and EBITDA continue to be negatively impacted by the decline in revenue, however, reflecting our cost control initiatives, EBIT and EBITDA margins continue to improve. The EBIT margin was 39.7% and the EBITDA margin was 42.7% in the third quarter of 2000, compared with an EBIT margin of 38.7% and an EBITDA margin of 42.2% for the same period in 1999. EBIT and EBITDA include a $96 million restructuring charge for the first nine months of 2000, and include a $153 million gain on the sale of Language Line Services in the first nine months of 1999. Excluding these items, the EBIT and EBITDA margins improved to 37.5% and 40.4%, respectively, for the first nine months of 2000, compared with 34.5% and 37.9%, respectively, for the same period in 1999, primarily due to our cost control initiatives, partially offset by lower revenue.

OTHER ITEMS
Capital additions declined $57 million, or 43.0%, to $76 million in the third quarter of 2000, compared with the third quarter of 1999. For the first nine months of 2000, capital additions decreased $137 million, or 40.1%, compared with the first nine months of 1999. These decreases were primarily attributable to reduced capital expenditures for network assets that support long distance voice services and decreased spending on internal-use software.

Total assets decreased $1,334 million, or 21.3%, to $4,945 million at September 30, 2000, compared with December 31, 1999, primarily due to a decrease in property, plant and equipment as a result of the contribution of certain assets to Concert, coupled with depreciation expense during the period. In addition, accounts receivable declined as a result of lower revenue.

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

                                                         AT&T Form 10-Q - Part I


                                 For the Three        For the Nine
                                 Months Ended         Months Ended
                                 September 30,        September 30,

Dollars in Millions             2000       1999      2000       1999
Revenue                      $ 2,799     $2,050   $ 7,474     $5,490
EBIT                             105         54       551        128
EBITDA excluding other income    472        397     1,381        902

OTHER ITEMS
Capital additions            $ 1,028     $  704   $ 3,782     $1,564

                        At September 30,        At December 31,
                                2000                 1999
Total assets                 $33,045              $23,312


REVENUE
Wireless Services revenue grew $749 million, or 36.6%, to $2,799 million in the third quarter of 2000, compared with the third quarter of 1999, including growth in services revenue of 34.3% to $2,509 million. Revenue increased $1,984 million, or 36.2%, to $7,474 million in the first nine months of 2000, compared with the same period of 1999, including growth in services revenue of 36.8% to $6,741 million. Revenue, adjusted to exclude the June 2000 acquisition of properties in the San Francisco Bay area from the quarter and year-to-date 2000 periods as well as the year-to-date impact of Vanguard Cellular Systems, Inc. for the months prior to the May 1999 acquisition, grew 27.3% in the quarter and 29.7% for the first nine months of 2000. The increases were due to subscriber growth reflecting the continued successful execution of AT&T's wireless strategy of targeting and retaining specific customer segments, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. In addition, an increase in average monthly revenue per user contributed to the year-to-date growth. Equipment revenue grew 59.9% to $290 million in the third quarter of 2000, and grew 30.6% to $733 million for the first nine months of 2000, compared with the respective prior year periods.

AT&T continues to experience strong growth in wireless subscribers. Consolidated subscribers grew to over 12.6 million at September 30, 2000, representing an increase of 38.4% over the prior year quarter, including approximately 1.3 million subscribers associated with the completed acquisitions of our remaining interest in CMT Partners (which owned wireless properties in the San Francisco Bay area), Wireless One Network, L.P. (which owned wireless properties in northwest and southwest Florida) and properties in the San Diego area. Net consolidated wireless subscriber additions in the third quarter totaled approximately 750,000, a 195.1% increase over the prior year quarter. Total subscribers, including partnership markets in which AT&T does not own a controlling interest, were nearly 15 million at the end of the third quarter, a 26.2% increase over the prior year quarter. This includes approximately 450,000 subscribers associated with the acquisition of American Cellular in February 2000. AT&T's average monthly churn rate in the third quarter of 2000 was 2.9%, compared with 2.6% in the third quarter of 1999. AT&T's average monthly churn rate in the first nine months of 2000 was 2.8% compared with 2.6% in the first nine months of 1999.

                                                         AT&T Form 10-Q - Part I


EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT increased $51 million, or 97.2%, to $105 million in the third quarter of 2000, and increased $423 million, or 331.1%, to $551 million in the first nine months of the year, compared with the same prior year periods. The year-to-date increase was impacted by a second quarter 2000 gain of $95 million on the sale of Celumovil and a second quarter 1999 gain of $88 million on the sale of WOOD-TV. Excluding these gains, EBIT improved $416 million to $456 million for the first nine months of the year. The improvement for both periods was primarily the result of revenue growth, as well as higher other income due to intercompany interest income on the initial public offering proceeds attributed to AT&T Wireless Group. These were partially offset by increased customer acquisition and customer care costs and higher depreciation and amortization expenses as a result of an increased asset base. Also partially offsetting the improvements were higher network costs attributable to the growth in subscribers and their minutes of use, as well as higher information technology costs associated with growth in the subscriber base.

EBITDA, excluding other income, increased $75 million, or 18.6%, to $472 million in the third quarter of 2000, and increased $479 million, or 53.1%, to $1,381 million for the first nine months of the year, compared with the same prior year periods. The improvement for both periods was primarily driven by higher revenue, partially offset by increased customer acquisition and customer care costs, as well as higher network costs and increased information technology costs.

OTHER ITEMS
In the third quarter of 2000, capital additions increased $324 million to $1,028 million compared with the third quarter of 1999. For the first nine months of 2000, capital additions increased $2,218 million to $3,782 million compared with the first nine months of 1999. These increases were primarily driven by capital expenditures on capacity upgrades and improvements to network quality. Also contributing to the increase in capital additions for the first nine months of the year was our investment in American Cellular in the first quarter of 2000.

Total assets increased $9,733 million, or 41.8%, to $33,045 million at September 30, 2000, compared with December 31, 1999. The increase was primarily driven by the acquisitions of our remaining interest in CMT Partners, Wireless One Network, L.P. and properties in the San Diego area. These acquisitions resulted in increases to licensing costs, goodwill, property, plant and equipment and other assets. Also contributing to the increase in assets was an intercompany note receivable for the remaining initial public offering proceeds attributed to the AT&T Wireless Group, as well as higher property, plant and equipment as a result of capital expenditures in support of the continued expansion and build out of our wireless network, partially offset by depreciation expense for the period.

BROADBAND
Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and new services such as digital video service, high-speed data service and telephony service.

                                                         AT&T Form 10-Q - Part I


                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  September 30,        September 30,

Dollars in Millions              2000       1999      2000       1999
Revenue                      $  2,417     $1,505   $ 5,691    $ 3,479
EBIT                             (627)      (310)     (717)    (1,187)
EBITDA excluding other income     514        389     1,253        420

OTHER ITEMS

Capital additions            $  1,247     $1,007   $ 3,577    $ 2,155

                          At September 30,       At December 31,
                                 2000                 1999
Total assets                 $117,289              $53,810

The three months ended September 30, 2000, includes the results of MediaOne for the full quarter and the nine months ended September 30, 2000, includes the results of MediaOne since the June 15, 2000, date of acquisition, while the comparable periods for 1999 do not include any results of MediaOne. In addition, year-to-date 2000 results include a full nine months of TCI results, while 1999 includes only seven months of TCI results reflecting the March 1999 acquisition.

REVENUE
Broadband's revenue increased $912 million, or 60.7%, for the third quarter of 2000, and increased $2,212 million, or 63.6%, for the nine months ended September 30, 2000, compared with the same periods of last year. The increase in revenue was primarily due to the inclusion of MediaOne results since the date of acquisition, higher revenue from new services (digital video, high-speed data and telephony) and a basic cable rate increase. In addition, revenue for the nine months ended September 30, 2000, was impacted by the acquisition of TCI in March of 1999. Revenue, normalized for the MediaOne acquisition and adjusted for the net disposition of cable properties, increased 10.8% in the third quarter of 2000 compared with the third quarter of 1999. Revenue for the nine months ended September 30, 2000, on this same basis and normalized for the TCI acquisition, increased 9.9% compared with the same prior year period.

Broadband ended the third quarter of 2000 with 16.1 million basic cable customers, passing approximately 28 million homes, more than 2.5 million digital-video customers, approximately 888,000 high-speed data customers, and provided telephony service to nearly 350,000 customers. While we expect Broadband revenue to continue to grow, the rate of growth may be impacted by slower than anticipated telephony and basic subscriber additions due to increased competition.

EBIT/EBITDA EXCLUDING OTHER INCOME
EBIT was a deficit of $627 million for the quarter ended September 30, 2000, compared with a deficit of $310 million in 1999. Excluding the impact of our ownership interests in Cablevision and TWE and restructuring and other charges, EBIT for the third quarter of 2000, was a deficit of $431 million, a decline of $233 million from the third quarter of 1999. This decrease was primarily due to the acquisition of MediaOne, increased spending associated with cable telephony and high-speed data services and higher programming costs. These were partially offset by higher revenue and lower equity losses due to dispositions of certain investments in 1999. EBIT for the nine months ended September 30, 2000, was a deficit of $717 million compared with a deficit of $1,187 million in 1999.

                                                         AT&T Form 10-Q - Part I


Excluding the impact of our ownership interests in Cablevision and TWE, certain gains and restructuring and other charges, EBIT was a deficit of $720 million for the nine months ended September 30, 2000, compared with a deficit of $439 million in 1999. The decrease was primarily due to higher expenses associated with high-speed data and telephony services, the acquisition of MediaOne and increased programming costs. Partially offsetting these decreases to EBIT was higher revenue and lower equity losses due to the disposition of certain investments in 1999.

EBITDA, excluding other income, for the third quarter was $514 million, an increase of 32.1%, compared with the third quarter of 1999. Excluding the 2000 restructuring and other charges, EBITDA, excluding other income, increased 38.2% to $538 million in the third quarter of 2000. This increase was primarily due to the MediaOne acquisition and higher revenue, partially offset by higher expenses associated with high-speed data and telephony services as well as increased programming costs. EBITDA, excluding other income for the nine months ended September 30, 2000, was $1,253 million compared with $420 million for the same period of 1999. Excluding the 2000 and 1999 restructuring and other charges, EBITDA, excluding other income, increased 42.1% to $1,293 million in 2000. This increase was primarily due to higher revenue, the inclusion of a full nine months of TCI and the acquisition of MediaOne. These increases were partially offset by higher expenses associated with high-speed data and telephony services as well as increased programming costs.

OTHER ITEMS

Capital  additions  in the  third  quarter  of 2000  increased  23.8% to  $1,247 million, and increased 66.0% to $3,577 million for the nine months ended September 30, 2000. The increases were due to capital expenditures for the launch of new services as well as the MediaOne acquisition. In addition, capital expenditures for the year-to-date period increased due to spending on the upgrade of the cable plant. Capital additions for the year-to-date period were also impacted by increased contributions to various nonconsolidated investments.

Total assets were $117,289 million at September 30, 2000, compared with $53,810 million at December 31, 1999. The increase was due to the MediaOne acquisition, and an increase in property, plant and equipment as a result of capital expenditures, partially offset by depreciation expense for the period. These increases were partially offset by a decrease in the mark-to-market valuation of certain investments and lower franchise costs and property, plant property and equipment as a result of the exchange of an entity owning certain cable systems and other assets with Cox for AT&T stock.

CORPORATE AND OTHER
This group reflects corporate staff functions, the elimination of transactions between segments as well as the results of international operations and ventures and Excite@Home.

                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  September 30,        September 30,

Dollars in Millions             2000       1999      2000       1999
Revenue                      $   (21)      $144   $  (174)   $   438
EBIT                             (40)      (398)   (1,020)    (1,165)
EBITDA                           219       (180)     (398)      (642)

                                                         AT&T Form 10-Q - Part I


OTHER ITEMS
Capital additions            $ 1,763       $832   $ 1,955    $ 1,298

                        At September 30,        At December 31,
                                2000                 1999
Total assets                 $24,484              $15,535

REVENUE
Revenue for Corporate and Other primarily includes the elimination of inter-segment revenue of negative $222 million (an increase of $32 million from the third quarter of 1999), revenue from Excite@Home of $79 million (which was consolidated beginning on September 1, 2000), and revenue from our international operations and ventures of $78 million (a decline of $242 million from the third quarter of 1999). The international operations and ventures revenue decrease was largely due to the revenue impact of businesses contributed to Concert and due to lower revenue associated with the divestment of certain international businesses. Corporate and Other revenue, normalized for the divestments of international businesses, the impact of Concert and Excite@Home was negative $21 million in the third quarter of 2000, compared with negative $47 million for the third quarter of 1999. The improvement was primarily due to higher revenue from Excite@Home.

For the first nine months of 2000, revenue for Corporate and Other primarily included the elimination of inter-segment revenue of negative $585 million (an increase of $29 million from the first nine months of 1999), revenue from our international operations and ventures of $262 million (a decline of $682 million from the first nine months of 1999) and revenue from Excite@Home of $79 million (which was consolidated beginning September 1, 2000). The international operations and ventures revenue decrease was largely due to the revenue impact of businesses contributed to Concert and due to lower revenue associated with the divestment of certain international businesses. Corporate and Other revenue, normalized for the divestments of international businesses, the impact of Concert and Excite@Home, was negative $174 million in the first nine months of 2000 compared with negative $223 million for the first nine months of 1999, primarily due to higher revenue from Excite@Home as well as higher revenue from international operations and ventures.

EBIT/EBITDA
EBIT and EBITDA for Corporate and Other improved $358 million to a deficit of $40 million and improved $399 million to $219 million, respectively, in the third quarter of 2000, compared with the third quarter of 1999. Excluding the third quarter 1999 gain on the sale of AT&T Canada of $110 million, EBIT and EBITDA for Corporate and Other increased $468 million and $509 million, respectively, in the third quarter of 2000, compared with the third quarter of 1999. The increases were primarily due to a larger pension credit in 2000 primarily driven by a higher pension trust asset base resulting from increased investment returns, lower SG&A expenses, including cost control efforts, and higher other income as a result of increased gains on sales of miscellaneous investments. In addition, equity earnings for Concert were $25 million during the third quarter.

EBIT and EBITDA for Corporate and Other improved $145 million to a deficit of $1,020 million and improved $244 million to a deficit of $398 million in the first nine months of 2000, compared with the same period in 1999, respectively.

                                                         AT&T Form 10-Q - Part I


Excluding net restructuring charges of $568 million in 2000 and $212 million in 1999, as well as the 1999 gain on the sale of AT&T Canada of $110 million, EBIT and EBITDA increased $611 million to a deficit of $452 million and increased $710 million to $170 million in the first nine months of 2000, compared with the same period in 1999, respectively. The increases were primarily due to a larger pension credit in 2000 primarily driven by a higher pension trust asset base resulting from increased investment returns, higher other income as a result of increased gains on sales of miscellaneous investments and higher interest and dividend income as well as cost control efforts. In addition, equity earnings for Concert were $91 million during the first nine months of 2000. Partially offsetting these improvements were higher equity losses from Excite@Home and greater distributions on trust preferred securities.

OTHER ITEMS

Capital additions for corporate and other increased $931 million, or 111.8%, to $1,763 million in the third quarter of 2000, compared with the same quarter of 1999. For the first nine months of 2000, capital additions increased $657 million, or 50.6%, to $1,955 million compared with the first nine months of 1999. The increase in both periods was primarily driven by our investment in Net2Phone, partially offset by lower investments in international nonconsolidated subsidiaries.

Total assets increased $8,949 million during the first nine months of 2000, to $24,484 million primarily due to the consolidation of Excite@Home, our investment in Concert, including the assets contributed by Business Services and Consumer Services, and our investment in Net2Phone.

LIBERTY MEDIA GROUP RESULTS
Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Equity earnings (losses) from Liberty Media Group were $1,756 million for the quarter ended September 30, 2000, and were $(217) million in the comparable 1999 period. Equity earnings (losses) from LMG were $2,965 million for the first nine months of 2000, compared with $(818) million for the period from the date of acquisition through September 30, 1999. These increases were primarily due to gains associated with the acquisition of companies that LMG has an investment in. The gains represent the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the acquisitions. In particular, TV Guide was acquired by Gemstar in the third quarter of 2000, Flextech was acquired by Telewest in the second quarter of 2000 and General Instrument was acquired by Motorola in the first quarter of 2000. These gains were partially offset by the impairment charges recorded on LMG's investments in Teligent and ICG to reflect other than temporary declines in value.

                                                         AT&T Form 10-Q - Part I


LIQUIDITY

                                                              For the Nine
                                                              Months Ended
                                                              September 30,
Dollars in Millions                                         2000        1999
CASH FLOWS:
  Provided by operating activities                      $  9,174    $  7,050
  Used in investing activities                           (33,176)    (21,353)
  Provided by financing activities                        23,294      11,143

EBITDA                                                  $ 16,448    $ 13,921


Net cash provided by operating activities increased $2,124 million for the nine months ended September 30, 2000, compared with the prior year period. The increase was primarily driven by an increase in operating income before depreciation and amortization expense and a decrease in cash tax payments primarily resulting from the first quarter 1999 tax payment on the gain on the 1998 sale of Universal Card Services Inc. These were partially offset by higher interest payments in 2000.

Net cash used by investing activities for the nine months ended September 30, 2000, increased $11,823 million compared with the prior year period. The increase was primarily driven by increased acquisitions in 2000, particularly MediaOne and various wireless properties, increased capital expenditures in 2000 primarily attributable to growth in Wireless and Broadband, and our investment in Net2Phone, partially offset by the contribution of $5.5 billion of cash to LMG in 1999.

During the first nine months of 2000, net cash provided by financing activities increased by $12,151 million compared with the prior year period. The increase was primarily due to higher proceeds from issuance of short-term debt, the proceeds from the initial public offering of AT&T Wireless Group shares and a decrease in the purchase of treasury stock. These were partially offset by lower proceeds from the issuance of long-term debt and redeemable securities in 1999.

At September 30, 2000, we had current assets of $15.5 billion and current liabilities of $51.3 billion. A significant portion of the current liabilities, $32.3 billion, relate to short-term notes, the majority of which was commercial paper or debt with an original maturity of one year or less. We expect that we will retire a portion of the short-term debt with funds that will be generated from the expected mid-2001 initial public offering of AT&T Broadband tracking stock. In addition, we continue to investigate and negotiate other financing alternatives including, the monetization of publicly-held securities, sales of certain non-strategic assets and investments, securitization of certain accounts receivable, and a potential separate debt offering by AT&T Wireless. Since September 30, 2000, we have monetized certain publicly held securities through the issuance of approximately $1 billion of asset-backed debt. Lastly, we are presently in negotiations to increase our $10 billion line of credit to $25 billion. At September 30, 2000, all of the $10 billion line of credit was available for our use. There can be no assurance that we will be able to obtain financing on terms that are acceptable to us.

                                                         AT&T Form 10-Q - Part I


As a result of the announced restructuring plans to create four new companies, AT&T's debt ratings have been under review by the applicable rating agencies. As a result of this review, AT&T's ratings have been either downgraded and /or put on credit watch with negative outlook. These actions will result in an increased cost of future borrowings.

Also in connection with our restructuring, we are reviewing our dividend policy as it relates to each of the new companies we will create. The board of directors' review of AT&T's dividend policy will be completed and implemented by the end of the year. We expect that AT&T's dividend prior to the creation of the four new companies as well as the combined dividend of the four new companies will be substantially lower than our current dividend.

During the quarter, we granted put options to Cox and Comcast Corporation (Comcast) on shares of Excite@Home Series A common stock having a maximum combined put price of $2.9 billion. The put options provide Cox and Comcast with the right to convert their Excite@Home shares into either AT&T stock or cash at their option, at any time between January 1, 2001 and June 4, 2002, at the higher of (i) $48 per share or (ii) the 30 day average trading price at the time of the exercise. As a result, AT&T could be required to pay the maximum aggregate $2.9 billion put price in January, 2001. Assuming a put price of $48 per share, the maximum number of Excite@Home shares covered by the put would be approximately 60.4 million shares.

Earnings, including other income, before interest, taxes, depreciation and amortization, and minority interest (EBITDA) is a measure of our ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA was $16,448 million for the first nine months of the year, an increase of 18.1% over the first nine months of last year. The EBITDA growth was impacted by gains on sales of businesses and investments and other, net restructuring and other charges, and our ownership interests in Cablevision and TWE. Excluding these items, EBITDA increased $2,441 million, or 16.9%, over the first nine months of last year to $16,841 million. The improvement was primarily due to operational efficiencies which resulted in higher operating income before depreciation and amortization, and increased other income.

                                                         AT&T Form 10-Q - Part I


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

FINANCIAL CONDITION
Total assets increased $82,946 million, or 49.0%, to $252,352 million at September 30, 2000, compared with December 31, 1999, primarily due to the impact of the MediaOne acquisition and the consolidation of Excite@Home. Other significant activity included increased property, plant and equipment due to capital expenditures, net of depreciation expense; an increase in licenses resulting from our wireless acquisitions, increased accounts receivable attributable to transactions with Concert; our investment in Net2Phone; and AT&T's investment in Concert, consisting of $1.7 billion of property, plant and equipment and a loan of $1.0 billion.

Total liabilities increased $45,102 million, or 54.1%, to $128,490 million at September 30, 2000, compared with December 31, 1999, primarily due to the impact of the MediaOne acquisition and the consolidation of Excite@Home. In addition, total debt increased due to borrowings to fund the MediaOne acquisition.

Minority   interest   increased  $6,655  million  to  $9,046  million  primarily reflecting the minority interest of Excite@Home.

Total shareowners' equity increased $31,181 million, or 39.5%, to $110,108 million at September 30, 2000, compared with December 31, 1999. The increase was primarily driven by the issuance of AT&T common stock for the MediaOne acquisition as well the issuance of AT&T Wireless Group tracking stock.

The ratio of total debt to total capital, excluding LMG (debt divided by total debt and equity of AT&T, excluding LMG) was 45.0% at September 30, 2000, compared with 44.3% at December 31, 1999. The equity portion of this calculation includes convertible trust preferred securities. The increase was primarily driven by higher debt associated with the MediaOne merger, almost entirely offset by a higher equity base associated with the MediaOne merger and the AT&T Wireless Group initial public offering. Included in debt is approximately $5.2 billion of notes, which are exchangeable into or collaterialized by Vodafone American Depository Receipts (ADRs) we own. Excluding this debt, the ratio of debt to total capital at September 30, 2000, was 42.8%. The ratio of debt (net of cash) to operational EBITDA was 2.74X at September 30, 2000, compared with 1.75X at December 31, 1999, reflecting additional debt associated with the MediaOne merger.

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

                                                         AT&T Form 10-Q - Part I


Assuming a 10% downward shift in interest rates at September 30, 2000, the fair value of unhedged debt would have increased by approximately $1.1 billion.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T, this means that the standard must be adopted no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges.

The impact of the adoption of SFAS No. 133, as amended by SFAS No. 138, on AT&T's results of operations is dependent upon the fair values of our derivatives and related financial instruments at the date of adoption and could result in more pronounced quarterly fluctuations in other income (expense) in future periods. However, had we adopted SFAS No. 133 in the third quarter of 2000, we would have recorded a cumulative effect of an accounting change, net of applicable taxes, of approximately $325 million of income, or $0.08 per diluted share, primarily attributable to fair value adjustments of monetized debt instruments acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio. Management does not expect the impact of the adoption of SFAS No. 133 on our interest rate swap and foreign exchange portfolios to be material to AT&T's results of operations, financial condition, or cash flows.

In addition, management is currently reassessing the appropriate classification of certain investment securities that support debt which is indexed to those securities. Had these securities been reclassified from available-for-sale to trading securities during the third quarter, a charge of $235 million, or $0.06 per diluted share, net of applicable taxes, would have been recorded to other income (expense), concurrently with the adoption of SFAS No. 133. As an available-for-sale security, changes in fair value are included within other comprehensive income.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. Management does not expect the adoption of SAB No. 101 to have a material impact on our results of operations.

                                                         AT&T Form 10-Q - Part I


SUBSEQUENT EVENTS

RESTRUCTURING PLAN
On October 25, 2000, AT&T announced a restructuring plan designed to create four publicly traded companies from each of our major operating units. AT&T shareowners would ultimately own stock in each of the four businesses. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Consumer and AT&T Business will all be represented by asset-based or tracking stocks.

In the first phase of the restructuring plan, AT&T intends to offer AT&T shareowners the opportunity to exchange their AT&T common stock for AT&T Wireless Group tracking stock. We plan to distribute our remaining interest in AT&T Wireless Group to AT&T shareowners in 2001.

AT&T also plans to create a new class of stock to track the economic performance of our AT&T Consumer business and plans to distribute 100% of the tracking stock to AT&T shareowners in the second half of 2001. In addition, depending on market conditions, AT&T plans to conduct an initial public offering of stock that will track the economic performance of our Broadband unit during the summer of 2001. AT&T's ownership interest in Excite@Home will be part of the Broadband entity. AT&T plans to recapitalize the Broadband tracking stock into an asset-based common stock within twelve months of the initial public offering.

AT&T Business will be the legal owner of the AT&T brand, which it will license to the other companies. It will also be the parent company of the AT&T Consumer business.

The board of directors is reviewing the dividend policy of AT&T before the end of 2000 and AT&T expects that AT&T's dividend prior to the creation of the four new companies as well as the combined dividend of the four new companies will be substantially lower than our current dividend.

AT&T does not expect significant downsizing to result from our plans, although each company will continue to size its operations as appropriate. AT&T expects these transactions will be tax-free to U.S. shareholders. Certain aspects of the above transactions remain subject to regulatory and other approvals.

OTHER EVENTS

AT&T currently holds a 55.62% equity interest in AB Cellular Holding LLC (AB Cellular), which was formed in 1998 with BellSouth, with each party having a 50% voting interest. AB Cellular owns, controls and supervises wireless properties in Los Angeles, Houston and Galveston. Public documents filed by BellSouth indicate that BellSouth anticipates exercising an option available to them pursuant to the AB Cellular LLC Agreement, which would result in AB Cellular redeeming AT&T's interest in AB Cellular in consideration of 100% of the net assets of the Los Angeles property. If this transaction takes place, AT&T anticipates recording a gain and will begin consolidating the results of the Los Angeles property.

On November 13, 2000, two of AT&T's wireless affiliates, TeleCorp PCS, Inc. (TeleCorp) and Tritel, Inc., merged as part of a stock transaction. In connection with the merger, AT&T contributed to TeleCorp rights to acquire wireless licenses in Wisconsin and Iowa and $20 million in cash in exchange for approximately 9.3 million shares of common stock in the newly merged entity. In a separate transaction, AT&T exchanged certain wireless licenses and rights to acquire licenses in the Wisconsin and Iowa markets, and made a cash payment of approximately $80 million in return for certain TeleCorp PCS licenses and wireless systems in several New England markets. AT&T expects that these transactions will result in a gain.

                                                        AT&T Form 10-Q - Part II

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

MEDIAONE SHAREHOLDER LITIGATION
In March 1999, several putative class action complaints were filed against MediaOne Group, Inc. and certain of its officers and directors in Delaware
Chancery Court, subsequently consolidated under the caption, In re MediaOne Group Inc. Shareholders Litigation, C.A. No. 17037, alleging that the MediaOne directors had breached their fiduciary duties to MediaOne shareholders by causing MediaOne to enter into a merger agreement with Comcast Corp. without taking the necessary steps to obtain the best price available upon a sale of control of MediaOne. A similar suit was filed in New York Supreme Court, New York County, under the caption Krim v. Cote, et al., No. 99-602028. After the suits were filed, MediaOne terminated the Comcast merger agreement in order to accept a superior proposal from AT&T. Thereafter, on August 13, 1999, a Consolidated and Amended Class Action Complaint was filed in the Delaware action alleging that the MediaOne directors could only fulfill their fiduciary duties in connection with the AT&T merger if, among other things, they caused AT&T to issue one or more tracking stocks as part of the consideration in the merger. On December 6, 1999, with the consent of MediaOne, AT&T announced plans to issue a new class of common stock to track its wireless operations. MediaOne's consent was conditioned upon the agreement of AT&T that no distribution, or setting of a record date for the distribution, of this tracking stock to holders of common stock of AT&T occur prior to the effective time of MediaOne's merger with AT&T. On June 15, 2000, MediaOne consummated its merger with AT&T and became a wholly-owned subsidiary of AT&T.

In light of these events, plaintiffs in the MediaOne shareholder actions stipulated to the dismissal of the actions as moot. As part of the stipulation, AT&T agreed to pay and plaintiffs' attorneys agreed to accept the sum of $340 thousand in full satisfaction and discharge of their claim for compensation for legal services performed and reimbursement of expenses incurred in connection with the prosecution of the actions. On August 28, 2000, the Delaware Chancery Court approved the dismissal of the Delaware actions on mootness grounds, conditioned upon the dismissal of the New York action and the provision of notice of the terms of the stipulation in AT&T's next Form 10-Q.

OTHER LITIGATION
On July 6, 1997, MCI Telecommunications Corp. and Ronald A. Katz Technology Licensing, L.P. filed suit in United States District Court in Philadelphia, Pennsylvania against AT&T. The suit alleged that a number of AT&T services infringe patents owned by Katz but licensed to MCI for enforcement against AT&T. On November 1, 2000, without any admission of liability or wrongdoing of any kind, AT&T settled this matter for an undisclosed amount.

In October and November 2000, the Company was named as a defendant in several purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey and for the Southern District of New York purportedly filed on behalf of persons who purchased securities of the Company for various periods from October 25, 1999 through May 1, 2000. These lawsuits assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege, among other things, that during the period referenced above, the Company made materially false and misleading statements and omitted to state material facts concerning its future business prospects. The complaints seek unspecified damages. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

                                                        AT&T Form 10-Q - Part II


Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      27       Financial Data Schedule

                      99.1 Liberty Media Group financial results for the three and nine months ended September 30, 2000 and 1999

                      99.2 AT&T Wireless Group financial results and Management's Discussion and Analysis for the three and nine months ended September 30, 2000 and 1999

(b)           Reports on Form 8-K

                     Form 8-K-A dated June 15, 2000 was filed pursuant to Item 5
                     (Other  Events)  and  Item  7  (Financial   Statements  and
                     Exhibits) on August 29, 2000.

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



Date: November 13, 2000

                                                                  AT&T Form 10-Q



                                  Exhibit Index

Exhibit
Number

12                          Computation of Ratio of Earnings to Fixed Charges

27                          Financial Data Schedule

99.1 Liberty Media Group financial results for the three and nine months ended September 30, 2000 and 1999

99.2 AT&T Wireless Group financial results and Management's Discussion and Analysis for the three and nine months ended September 30, 2000 and 1999