Form 10-K/A
period 1999-12-31
AT&T CORP
filed 2001-01-26
CIK 5907

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             AMENDMENT No. 1 TO THE
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 31, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $108 billion. At December 31, 2000, 3,759,581,097 shares shares of AT&T common stock, 361,814,400 shares of AT&T Wireless Group tracking stock, 2,423,250,694 shares of Class A Liberty Media Group tracking stock and 216,829,064 shares of Class B Liberty Media Group tracking stock were outstanding.

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

The undersigned registrant hereby amends its Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 1999 to file Exhibit 13 and to file the Consent of PricewaterhouseCoopers, LLP.

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

(2)  Financial Statement Schedule:

              Report of Independent Accountants ..........   **

           Schedule:

              II -- Valuation and Qualifying Accounts ....   **

      ---------------

**Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 27, 2000.

           Separate financial statements of Liberty Media Group, which is a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-9, were included as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 27, 2000.

      (3)  Exhibits:

 Exhibit Number:

 (13) Specified portions (pages 12 through 55 and the inside back cover) of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

 (23)             Consent of PricewaterhouseCoopers, LLP

                  AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AT&T Corp.

                                  /s/   M. J. Wasser
                                  -------------------------
                                  By:   M. J. Wasser
                                        Vice President - Law and Secretary

January 25, 2001