Form 10-K405
period 2000-12-31
AT&T CORP
filed 2001-04-02
CIK 5907

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 2001, the aggregate market value of voting common stock held by non-affiliates was approximately $129.7 billion. At February 28, 2001, 3,807,460,036 shares of AT&T common stock, 362,750,025 shares of AT&T Wireless Group tracking stock, 2,363,738,198 shares of Class A Liberty Media Group tracking stock and 206,221,288 shares of Class B Liberty Media Group tracking stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's definitive proxy statement dated March 29, 2001 issued in connection with the annual meeting of shareholders (Part III)

                                   SCHEDULE A

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                           which registered

Common Shares                                  #      New York, Boston, Chicago,
   (Par Value $1 Per Share)                    ####   Philadelphia and Pacific
                                               #      Stock Exchanges

AT&T Wireless Group Tracking Stock             #
    (common, Par Value $1 Per Share)           #
                                               #
Class A Liberty Media Group Tracking           ####     New York Stock Exchange
   Shares (common, Par Value $1 Per Share)     #
                                               #
Class B Liberty Media Group Tracking           #
   Shares (common, Par Value $1 Per Share)     #


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

         AT&T is among the world's communications leaders, providing voice, data and video communications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish domestic and international long distance, regional, local and wireless communications services, cable (broadband) television and Internet communications services. AT&T also provides billing, directory, and calling card services to support its communications business.

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

         AT&T has four classes or series of common stock outstanding. Throughout this document:

          o    AT&T  Wireless   Group  refers  to  the   business,   assets  and
               liabilities whose financial performance and economic value we intend to reflect in the AT&T Wireless Group Tracking Stock;

          o    Liberty   Media  Group  refers  to  the   business,   assets  and
               liabilities whose financial performance and economic value we intend to reflect in the Liberty Media Group tracking stock;

          o AT&T, the Company or the AT&T Common Stock Group refers to the business, assets and liabilities whose financial performance and economic value is not reflected in either of the two tracking stocks and that we intend to reflect in the Common Stock; and

          o    AT&T Corp. refers to the combined legal entity.


RESTRUCTURING

         On October 25, 2000, AT&T Corp. announced its intention to split-off the AT&T Wireless Group from AT&T. In addition, AT&T announced its intention to fully separate, or issue separate tracking stocks intended to reflect the financial performance and economic value of, each of AT&T's other major units:
AT&T Broadband, AT&T Business Services and AT&T Consumer Services. AT&T Corp. also announced its plan to distribute all the common stock it holds in Liberty Media Corporation in exchange for all the outstanding shares of Liberty Media Group tracking stock.

         AT&T Corp. expects the separations of AT&T Wireless Group and Liberty Media Corporation to occur around the middle of 2001. Later in the year, AT&T
Corp. plans to create and issue new tracking stocks intended to reflect the financial performance and economic value of the AT&T Broadband unit and the AT&T Consumer Services unit. Within about a year after the issuance of these new tracking stocks, AT&T Broadband is expected to be fully separated from the rest of AT&T. Upon that separation, the AT&T Business Services unit and the separately tracked AT&T Consumer Services unit would constitute one publicly traded company, and AT&T Broadband would constitute a separate publicly traded company. The various elements of the plan are not conditioned on the successful completion of all elements of the plan. Many of these steps, however, are subject to conditions, including IRS rulings, shareholder approvals and other uncertainties. If we fail to satisfy any conditions, or if other unforeseen events intervene, some or all of our currently planned steps could occur on a different timetable or on different terms than we currently contemplate, or might not occur at all.

         AT&T Wireless Group is a part of AT&T Corp. However, in connection with AT&T Corp.'s restructuring plan, subject to specified conditions, AT&T Corp.
intends to split-off AT&T Wireless Group from AT&T Corp. These conditions include the receipt of a favorable ruling on the split-off from the IRS and satisfaction of conditions contained in AT&T's new $25 billion credit agreement, including the repayment of AT&T Wireless Group's intercompany obligations to AT&T.

         AT&T Corp. expects that this split-off would be accomplished through the following steps, any or all of which may be effected simultaneously:

               o Transfer all of the assets and liabilities of AT&T Wireless Group to AT&T Wireless Services, Inc.

               o Mandatorily exchange, in accordance with the terms of AT&T's charter, all issued and outstanding shares of AT&T Wireless Group tracking stock for shares of AT&T Wireless Services common stock.

               o Mandatorily convert DoCoMo's interest in AT&T Corp., including its warrants, into shares of AT&T Wireless Services common stock, or in the case of the warrants, into warrants to purchase AT&T Wireless Services common stock.

               o Distribute on a pro rata basis to holders of AT&T common stock all shares of AT&T Wireless Services held by AT&T other than any of these shares retained by AT&T or shares subject to certain adjustment arrangements.

         After the mandatory exchange is completed, holders of AT&T Wireless Group tracking stock who do not hold shares of AT&T common stock will no longer be shareholders of AT&T. In the mandatory exchange, those holders of AT&T Wireless Group tracking stock will receive shares of common stock of AT&T Wireless Services.

         AT&T has announced its intention to retain up to $3 billion of the shares of AT&T Wireless Services, Inc. for its own account for sale, exchange or monetization within six months of the split-off, subject to receipt of a satisfactory IRS ruling. AT&T Corp. does not plan to seek any vote of holders of AT&T common stock or AT&T Wireless Group tracking stock for the split-off of AT&T Wireless Services from AT&T Corp.

DEVELOPMENT OF BUSINESS DURING PAST FIVE YEARS

         Separation

         In 1996 AT&T separated its business into three publicly held stand-alone companies: the current AT&T, focused on communications and information services; Lucent Technologies Inc. (Lucent), focused on communications systems and technology; and NCR Corporation (NCR), focused on transaction-intensive computing. AT&T distributed to its shareowners all of the shares AT&T owned of Lucent on September 30, 1996 and all of the shares of NCR on December 31, 1996.

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

         TCI Acquisition

         On   March   9,   1999,    AT&T    completed   the    acquisition    of
Tele-Communications, Inc. (TCI) in a merger. In the merger, AT&T acquired all the business and assets of the TCI Group (now referred to as AT&T Broadband), which consisted primarily of TCI's domestic cable and telecommunications operations, as well as TCI's interest in At Home Corporation (Excite@Home) in exchange for approximately 664 million shares of Common Stock. AT&T Common Stock continues to represent an interest in the business and assets of the historical AT&T together with those assets acquired in the merger.

         In addition, at the time of the merger TCI combined Liberty Media Group, its programming arm, and TCI Ventures Group, its technology investments unit, to form the new Liberty Media Group. The shareowners of the new Liberty Media Group were issued separate tracking stock rather than traditional Common Stock by AT&T Corp. in exchange for the shares held in Liberty Media Group and TCI Ventures Group. Under the tracking stock arrangement, the Liberty Media

Group's earnings and losses are excluded from earnings available to the holders of Common Stock and the Liberty Media Group's businesses and assets are managed by a separate operating Board of Directors. As a result, although the Liberty Media Group is wholly owned by AT&T Corp., it is accounted for as an investment under the equity method of accounting in the consolidated financial statements of AT&T Corp. since AT&T does not have a "controlling financial interest" in the Liberty Media Group.

         IBM Global Network Acquisition

         On April 30, 1999, AT&T completed the first phase of its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or AGNS) by obtaining the IBM Global Network assets in the United States. The non-U.S. assets were acquired in phases throughout 1999 and during the first quarter 2000. Under the terms of the agreement, AT&T acquired the global network of IBM, and the two companies entered into outsourcing agreements with each other. At the time of acquisition, AGNS served the networking needs of several hundred large global companies, tens of thousands of mid-sized businesses and more than one million individual Internet users in 59 countries.

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

         Comcast Corporation Exchange

         On May 4, 1999, AT&T and Comcast announced an agreement to exchange various cable systems, designed to improve each company's geographic coverage by better clustering its systems. On January 2, 2001 AT&T and Comcast completed the transfer of cable systems serving a total of nearly 1.5 million customers. With the completion of this transaction, Comcast assumed the ownership of AT&T Broadband systems serving about 773,000 customers in the areas of Avalon, N.J.; Detroit, Mich.; Naples and Fort Myers, Fla.; Pottsville, Penn.; Royal Oak, Mich; and Washington, D.C. AT&T Broadband assumed ownership of select Comcast cable systems serving approximately 700,000 customers in the areas of Atlanta, Ga.; Broward County, Fla.; Chicago, Ill.; Longmont, Colo.; Sacramento, Calif.; and Westmoreland, Penn.


         Cox Communications, Inc. Exchange

         On July 6, 1999, AT&T and Cox Communications, Inc. (Cox) signed an agreement whereby AT&T would redeem approximately 50.3 million shares of AT&T common stock held by Cox in exchange for cable television systems serving approximately  312,000  customers,  our  interest  in  certain  investments  and approximately $750 million in other consideration, including cash. The transaction is valued at approximately $2.7 billion. The transaction closed in March 2000.

         Concert

         On January 5, 2000 AT&T and British Telecommunications plc (BT) announced the financial closure of a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, named Concert, is owned equally by AT&T and BT and combined transborder assets and operations of each company, including their existing international networks, their international traffic, their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors.

         MediaOne Group, Inc. Acquisition

         On June 15, 2000, AT&T completed a merger with MediaOne Group, Inc. (MediaOne) in a cash and stock transaction valued at approximately $45 billion. At the time of the acquisition, MediaOne was one of the largest broadband communications companies in the United States. For each share of MediaOne stock, MediaOne shareholders received, in the aggregate, 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger, which was below a predetermined amount. AT&T issued approximately 603 million shares of common stock, of which approximately 60 million were treasury shares. The AT&T shares had an aggregate market value of approximately $21 billion and cash payments totaled approximately $24 billion.

         Wireless Acquistions

         On June 19, 2000, the AT&T Wireless Group announced that it had signed definitive agreements to acquire wireless systems in the San Francisco Bay Area, San Diego and Houston for $3.3 billion in cash. On September 29, 2000, the AT&T Wireless Group completed the acquisition of the wireless system in San Diego, for approximately $500 million in cash. On June 29, 2000, the AT&T Wireless Group completed the acquisition of Vodafone Airtouch plc's 50% partnership interest in CMT Partners (the Bay Area Properties), which holds a controlling interest in five Bay Area markets including San Francisco and San Jose, for approximately $1.8 billion in cash, thereby giving the AT&T Wireless Group a 100% ownership interest in this partnership. On December 29, 2000, the AT&T Wireless Group completed the acquisition of the Houston wireless system for approximately $984 million in cash.

         At Home Corporation

         On August 28, 2000, AT&T and Excite@Home announced shareholder approval of a new board of directors and governance structure for Excite@Home and completion of the extension of distribution contracts with AT&T, Cox and Comcast Corporation (Comcast). AT&T was given the right to designate six of the 11 Excite@Home board members. In addition, Excite@Home converted approximately 50 million of AT&T's Series A shares into Series B shares, each of which has 10 votes. As a result of these governance changes, AT&T gained a controlling interest and began consolidating Excite@Home's results upon the closing of the transaction on September 1, 2000. As of December 31, 2000, AT&T had, on a fully diluted basis, approximately 23% of the economic interest and 74% of the voting interest in Excite@Home.

         In exchange for Cox and Comcast relinquishing their rights under the shareholder agreement, AT&T granted put options to Cox and Comcast on a combined total of 60.4 million shares of Excite@Home Series A common stock. The put options provide Cox and Comcast with the right to convert their Excite@Home shares into either AT&T stock or cash at their option, at any time between January 1, 2001 and June 4, 2002, at the higher of (i) $48 per share or (ii) the 30 day average trading price at the time of exercise (beginning 15 trading days prior to the exercise date and ending 15 days after the exercise date). The maximum amount that AT&T would be required to pay in cash or stock is approximately $2.9 billion based on the $48 strike price. In January 2001, Cox and Comcast exercised their put options in exchange for AT&T common stock. AT&T is currently in discussions to renegotiate the terms of the put options which may result in a change to the number of shares.

         Also, in connection with the distribution agreements through 2008, AT&T obtained the right to purchase up to approximately 25 million Excite@Home Series A shares and 25 million Series B shares. In addition, Cox and Comcast will each receive new warrants to purchase two Series A shares for each home its system passes. These warrants will vest in installments every six months beginning in June 2001, and be fully vested in June 2006, if Cox and Comcast elect to continue their extended distribution agreements through that period.

         AB Cellular

         On December 29, 2000, AT&T Wireless completed the disposition of its equity interest in AB Cellular to BellSouth. Prior to this date, AT&T held a 55.62% equity interest in AB Cellular, which was formed in 1998 with BellSouth, with each party having a 50% voting interest. AB Cellular owned, controlled and supervised wireless properties in Los Angeles, Houston and Galveston. BellSouth exercised an option available to them, which resulted in AB Cellular redeeming AT&T's interest in AB Cellular in exchange for 100% of the net assets of the Los Angeles property.

BUSINESS SERVICES

                  Business Services provides a variety of global communications services to large domestic and multinational businesses, small and medium-sized businesses, and government agencies. Business units within this group provide regular and custom voice services (including local, long distance, and international outbound, 800, 877, and 888 and 900 services), Data and Internet Protocol Services (including private line, frame relay, asynchronous transfer mode services) as well as hosting, outsourcing and other consulting services.

                  Business Services has a dedicated sales force through which it markets its voice and data communication services. Sales forces predominantly are divided into geographic markets, and in each market focus on large, multinational corporations, small businesses, government markets, and value-added resellers and other wholesalers. Business Services employs full service support teams to provide significant customer support and service to ensure customer satisfaction and retention. A small number of its larger accounts are served directly by Concert, with Business Services as an underlying supplier to Concert.

                  Business Services offers its regulated services in most cases in accordance with applicable tariffs filed with the Federal Communications Commission (FCC) and various states. Rates can vary by a number of factors, including the volume and nature of service committed to AT&T. AT&T expects to offer its interstate services on a detariffed basis later this year. AT&T

Business Services offers voice and data services individually and in combination with other offerings. Through combined offerings, AT&T provides customers with benefits such as single billing, unified services for multilocation companies and customized calling plans.

            Voice Services

            Long distance voice services. Business Services' voice communication offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select AT&T as their primary long distance carrier.

            Business Services also offers toll free (800, 888 or 877) inbound service, where the receiving party pays for the call. This is used in a wide variety of applications, many of which generate revenue for the user (such as reservation centers or customer service centers). AT&T offers a variety of features to enhance customers' toll free service, including call routing by origination point and time of day routing.

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

            With a direct sales force in each of its markets, AT&T Business Local initially targets the large telecommunications-intensive businesses concentrated in the major metropolitan markets served by its networks. AT&T Business Local also serves small- and medium-sized business customers.

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

            Data and Internet Services

            Business Services' data services include private line and special access services that use high-capacity digital circuits to carry voice, data and video (or multimedia) transmission from point-to-point in multiple configurations. These services provide high-volume customers with a direct connection to an AT&T switch instead of switched access shared by many users. These services permit customers to create internal computer networks, access external computer networks and the Internet, as well as reduce originating access costs.

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

                  AT&T Business Internet Services. AT&T WorldNet Business Services provides IP connectivity and IP value-added services, messaging, and electronic commerce services to businesses. AT&T offers Managed Internet Services, which gives customers dedicated, high-speed access to the public Internet for business applications at a variety of speeds and types of access, as well as Business Dial Service, a dial-up version of Internet access designed to meet the needs of small- and medium-sized businesses.

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

                  AT&T Web Services are a family of hosting and transaction services and platforms serving the web needs of thousands of businesses. Offers include AT&T Shared Hosting Services, an economical way for businesses to establish a presence on the World Wide Web, and AT&T Enhanced Web Development Package for businesses that want to create web sites that require higher performance and can support greater user demand. AT&T Dedicated Hosting Service provides customizable and pre-packaged Web hosting solutions. AT&T SecureBuy Service provides the backoffice infrastructure required to electronically process credit card transactions online, high-speed links into two of the leading credit card processing services, and management reports that measure a site's success.

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

         AT&T purchases transport services from Concert for the delivery and receipt of AT&T's international service. In accordance with the terms of the operating agreements Concert has with foreign carriers throughout the world, the cost of transporting AT&T's traffic is sensitive to changes in international settlement rates and international traffic routing patterns.

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

         AT&T charges customers based on applicable tariffs filed with the FCC and individual states. Customers select different services and from various rate plans which determine the price per minute that they pay on their long distance calls. Rates typically vary based on a variety of factors, particularly the volume of usage and the day and time that calls are made.

         Consumer Local Services

         Local carriers provide local exchange, calling features (such as call waiting and three-way calling), voice mail, exchange access, toll, and other services, including operator and directory assistance and emergency services (911/E-911). Increasingly, local carriers are adding high speed data services to their offerings, using digital subscriber loop ("DSL") technology. By attaching extra electronics to both ends of a copper loop, local carriers can transform the loop into a broadband gateway capable of supporting upstream and downstream data feeds at high rates of speed.

         By the end of 2000, AT&T offered local service to residential customers using non facilities-based connectivity (resold/combined incumbent LEC (ILECs) networks and services) in 8 states, and offered facilities-based cable telephony services in 16 states. AT&T currently is testing DSL-based offerings to add to its package of services. Notwithstanding its substantial efforts, AT&T continues to experience significant difficulty entering local markets. AT&T's ability to purchase combined network elements from the ILECs, one of the primary methods AT&T intends to use to provide local service to residential customers, continued to be severely hampered by, among other factors, ILEC-sponsored regulatory and judicial actions, and lack of operating interfaces necessary to process network element orders with ILECs. Despite strong customer demand for competitive choice in local markets outside of AT&T's cable footprint, AT&T has suspended sales of resold local service, and continues to provide network element non facilities-based local service only in New York and Texas. AT&T will continue its regulatory efforts to improve operating margins in the states where it offers non-facilities-based local services, and will seek to open other states to competitive opportunities (both for voice and data services) by improving the rates, rules and operating interfaces that govern carrier relationships.

                  AT&T also has pursued local entry by transforming the cable footprint of one-way cable plant into a two-way, broadband network capable of meeting the full spectrum of residential customer communications needs, including a richly featured all distance (i.e., local, long distance, international) voice telephony offering. AT&T uses existing circuit switched technology to provide telephony service offers over the cable plant in 18 markets spanning 16 states. AT&T expects to begin to transition to an integrated Internet protocol (IP) packet data architecture by the end of 2003 that affords cost and feature benefits over the older circuit-switched technology.

                  In addition, AT&T, through AT&T Consumer Services as well as its other business units, may pursue other economically feasible transport options, including:

               o Expanding AT&T's ability to offer the full range of consumer services beyond our existing cable footprint through a variety of partnership and investment initiatives;

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

                  AT&T uses the AT&T Broadband sales force actively to solicit cable customers as local service customers. AT&T intends to offer cable and local telephony as a services package to those customers who find this appealing. AT&T will market local service in other areas as it rolls out its local telephony capabilities.

                  AT&T currently offers its local subscribers a suite of offers including "blocks of time" for toll and long distance calls at a flat price, or per minute charges using one of AT&T's competitive service offerings.

         AT&T WorldNet(R) Consumer Services

                  AT&T offers dial-up Internet access to consumers through its award-winning AT&T WorldNet Services, a leading provider of Internet access service in the United States. At December 31, 2000, AT&T WorldNet Service had approximately 1.423 million customers.

                  In 1999, AT&T WorldNet Service began offering members an AT&T branded search engine as part of a redesign of the Company's web site, and enhanced several other subscriber features, including increasing the disk storage space for personal web pages to 10 megabytes for each e-mail id (six e-mail ids per account, 60 megabytes of disk storage) and providing a template that helps members build personal web pages quickly and easily.

         In 2000, AT&T WorldNet Service began offering members Internet service that includes a persistently present toolbar that displays advertising to subscribers even when they were on web sites other than those operated by AT&T. This new service was marketed directly by AT&T WorldNet Service and indirectly through several major distribution arrangements.

         J.D. Power and Associates ranked AT&T WorldNet Service #1 in Customer Satisfaction among the largest national Internet Service Providers in their 2000 National Internet Service Provider Customer Satisfaction StudySM based on 4,173 responses. AT&T earned its top position of overall customer satisfaction based on seven factors, including speed/availability, cost/billing/image, suitability of services/content, customer care/technical support, e-mail services, navigation/access to other portals and ease of use. In November, PC World gave AT&T WorldNet Service their Best Buy award, noting AT&T's outstanding dial-up speed, high connection success rate, extras like multiple e-mail boxes, and superior support.

         AT&T WorldNet Services generates revenues principally through subscription and usage fees, as well as from electronic commerce and advertising revenues. AT&T WorldNet Service offers a variety of pricing plan options, including bundled options with AT&T Long Distance and AT&T Wireless offers. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage. In addition, WorldNet offers a plan without a usage restriction.

         AT&T WorldNet Service's marketing programs are designed to attract and retain profitable customers. AT&T seeks to build brand recognition and customer loyalty and to make it easy for consumers to try, and stay with, AT&T WorldNet Service. In addition to direct marketing through brand name mass advertising, direct mail and magazine insert promotions and bundling offers, AT&T WorldNet
Service maintains a large indirect channel marketing effort. Through this indirect channel AT&T WorldNet Service software is bundled in new computers produced by major manufacturers, and is included on millions of software titles published by independent software vendors. AT&T WorldNet Service also has a co-branded ISP offer enabling businesses to offer customers their own branded, full-featured Internet access in affiliation with AT&T.

BROADBAND SERVICES

         AT&T Broadband offers a variety of services through its cable broadband network, including traditional analog video and new services such as digital cable, AT&T@Home and RoadRunner (which AT&T has agreed to divest, as described below), which offers high-speed cable Internet service. Also included in AT&T Broadband are the operations associated with developing and refining the infrastructure that support broadband telephony.

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

         At December 31, 2000 over 75% of AT&T Broadband's cable television systems had bandwidth capacities of at least 550 megahertz, with the majority of the network upgraded to 750 megahertz. The Company's cable television systems generally carry up to 80 analog channels. Compressed digital video technology converts on average twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         Domestic   Basic-TV  cable  customers  served  by  AT&T  Broadband  are summarized as follows (amounts in millions):

                                                             Basic-TV customers at December 31,
                                                   ----------------------------------------------
                                                   2000       1999       1998       1997     1996
                                                   ----    --------   --------   --------  ------
Managed through AT&T Broadband's operating

   divisions                                       16.0       11.4       11.4       14.2      13.4
Other non-managed subsidiaries of AT&T Broadband
                                                    7.6        0.1        0.5        0.2       0.5
                                                   -----   -------    -------    -------   -------

                                                   23.6       11.5       11.9       14.4      13.9
                                                   ====    =======    =======    =======   =======

         In addition to the above, the FCC has taken the position that AT&T Broadband is attributed with the subscribers of (i) Time Warner Entertainment and Time Warner, Inc. as a consequence of the acquisition of MediaOne, Inc. and
(ii) various other entities as a consequence of AT&T's investments in those entities. As of December 31, 2000 the aggregate attributable subscribers is
11.22 million.

         AT&T Broadband had approximately 2.9 million digital video customers and 1.1 million high speed cable Internet customers through Excite@Home and Road Runner as of December 31, 2000.

         AT&T Broadband completed a significant number of transactions in 2000 which substantially changed the size and profile of its cable system network.

         On January 18, 2000, a subsidiary of AT&T Broadband sold its entire 50 percent interest in Lenfest Communications, Inc. to a subsidiary of Comcast. In consideration for its 50 percent interest, AT&T Broadband received 47,289,843 shares of Comcast Special Class A common stock, which had a value of $2.51 billion at the time of the transaction.

         On February 14, 2000, AT&T Broadband redeemed a portion of its interest in Bresnan for $285 million in cash. AT&T Broadband then contributed its remaining interest in Bresnan to CC VIII, LLC, in exchange for a preferred ownership interest.

         On March 15, 2000, AT&T Broadband redeemed approximately 50.3 million shares of Common Stock held by Cox in exchange for stock of a subsidiary of AT&T Broadband owning cable television systems serving over 300,000 customers, AT&T Broadband's interest in certain investments, and $750 million in other assets, including cash. This transaction was valued at approximately $2.7 billion.

         On April 7, 2000, AT&T Broadband contributed 103,000 subscribers into a joint venture with Midcontinent Communications, Inc. in exchange for a 50 percent interest in Midcontinent Communications, a general partnership.

         On June 15, 2000, MediaOne Group, Inc. merged into a direct subsidiary of AT&T Broadband. With the addition of MediaOne's five million cable subscribers, AT&T Broadband became the country's largest cable television operator.

         Effective December 31, 2000, AT&T Broadband transferred systems serving approximately 733,000 subscribers and located primarily in Michigan and Naples, Florida, to Comcast in exchange for systems serving approximately 700,000 subscribers and located primarily in Florida and Chicago, Illinois.

         On January 5, 2001, AT&T Broadband sold 99,000 subscribers to Insight Communications, Inc. (Insight Communications). In a subsequent transaction, AT&T Broadband contributed 250,000 additional subscribers in the Illinois markets to Insight Midwest, L.P., and Insight Communications also contributed additional subscribers. Insight Midwest, L.P. remained a partnership owned 50 percent by AT&T Broadband and 50 percent by Insight Communications. The expanded joint venture will continue to be managed by Insight Communications.

         Also on January 5, 2001, AT&T and Cablevision announced the completion of two separate agreements for the transfer of cable systems. In the transactions, AT&T received cable systems serving 358,000 subscribers in Boston and Eastern Massachusetts. In return, Cablevision acquired systems serving approximately 130,000 subscribers in the northern New York suburbs, and approximately $870 million in stock, or 44 million shares of AT&T common stock, and approximately $300 million in cash.

         On February 27, 2001, AT&T Broadband announced that AT&T Broadband had entered into definitive asset purchase agreements with Mediacom Communications Corporation (Mediacom) pursuant to which AT&T Broadband will sell to Mediacom cable television systems serving about 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, for $2.215 billion in cash.

         On February 28, 2001, AT&T Broadband announced that AT&T Broadband and Charter Communications, Inc. (Charter) had signed definitive agreements pursuant to which (i) Charter will receive cable systems from AT&T serving approximately 574,000 customers in the St. Louis area; areas of Auburn, Birmingham, Montgomery and Selma, Alabama; and the Reno area of Nevada and California; and (ii) AT&T Broadband will receive $1.79 billion consisting of Charter cable systems valued at $249 million serving 62,000 customers in Miami Beach and Sebastian, Florida; up to $500 million in Charter common stock; and the balance in cash.

         The decline in total basic service customers between 1997 and 1998 is attributable to certain contribution transactions entered into in 1998. In the most significant of these transactions, on March 4, 1998, AT&T Broadband contributed to Cablevision certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued Cablevision Class A common shares (the Cablevision Transaction) and the assumption of indebtedness.

         In addition to the Cablevision Transaction, during 1998 AT&T Broadband also completed eight transactions whereby AT&T Broadband contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the 1998 Joint Ventures) in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of indebtedness.

         AT&T Broadband operates cable television systems throughout the United States.

         Service Charges

         AT&T Broadband offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental (PEG) access channels) and a "standard package" (primarily comprised of basic service and specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $7.50 to $12.00, and the monthly service fee for the standard package generally ranges from $22.50 to $36.00. Many of the systems acquired in the MediaOne acquisition also offered a third tier of service which generally ranged from $2.00 to $6.00. AT&T Broadband offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. AT&T Broadband also offers Pay-TV services for a monthly fee. Charges are usually discounted when multiple Pay-TV services are ordered. Customers may also elect to subscribe to digital video services comprised of up to 80 additional video channels and between 10 and 30 additional audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.00.

         As further enhancements to their cable services, for a monthly charge customers may generally rent converters or converters with remote control devices, as well as purchase a channel guide. Also a nonrecurring installation charge is usually charged.

         Monthly fees for basic services, standard package services and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         AT&T Broadband also offers AT&T@Home and Road Runner high speed cable Internet services in some markets. Monthly charges for AT&T@Home and Road Runner range from $29.95 to $49.95, which includes, under certain offerings, the charge for rental of cable modem equipment.

         The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) and the Telecommunications Act of 1996 (the Telecommunications Act, together with the 1992 Cable Act, the Cable Acts), established rules under which AT&T Broadband's basic service rates and equipment and installation charges are regulated if the appropriate franchise authority is certified.

         Local Franchises

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

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access; and maintenance of insurance and/or indemnity bonds. AT&T Broadband's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of public, educational and governmental access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         Most of AT&T Broadband's present franchises had initial terms of approximately 10 to 15 years. The duration of AT&T Broadband's outstanding franchises presently varies from a period of months to an indefinite period of time. More than fifteen hundred of AT&T Broadband's franchises expire within the next three years. This represents more than 35% percent of the franchises held by AT&T Broadband and involves over four million basic customers.

         Cable Telephony

         AT&T Broadband's telephony market initiatives progressed substantially in 2000. As of December 31, 2000, AT&T Broadband had approximately 547,000 telephony customers in 17 markets. The markets in which Broadband telephony service is available are: Atlanta, Boston, the California Bay Area, Chicago, Dallas, Denver, Detroit, Florida, Pittsburgh, Richmond, Seattle, Salt Lake City, St. Louis, Southern California and Portland, Oregon. AT&T Broadband's Telephony offerings include AT&T Digital Phone local phone service, unlimited local calling, low in-state long distance calling rates, By the Minute (BTM) and Block of Time (BOT) calling plans, up to 4 lines, custom calling feature selections, and feature packages. The features available are Call Waiting, Caller ID, Anonymous Call Rejection, Call Forwarding, Custom Ring, 3-Way Calling, Speed Dialing, LD Alert, Distinctive Call Ringing, and Voice Mail, among others. AT&T Broadband offers a variety of options and calling plans with various price points to meet our customer's needs. They range from basic one line service to multiple lines with full feature functionality.

         Joint Ventures

         AT&T Broadband possesses a number of investments in publicly held companies, joint ventures or partnerships, the three most significant of which are At Home Corporation, Time Warner Entertainment Company, L.P., and Road Runner LLC.

         At Home Corporation. At Home Corporation is a provider of content and cable internet services over the cable television infrastructure and leased digital telecommunication lines to consumers and businesses. On September 1, 2000, Excite@Home converted approximately 50 million of the Excite@Home Series A shares held by AT&T Broadband into Series B shares, each of which has ten votes. As a result, AT&T Broadband has, on a fully diluted basis, approximately 23 percent of the economic interest and 74 percent of the voting interest in Excite@Home. AT&T's interest reflects modifications to Excite@Home's governance structure which were effective on September 1, 2000. Based upon these governance changes, Excite@Home's financial results, which previously were accounted for by AT&T as a nonoperational equity investment are now fully consolidated and included in AT&T's financial results. On January 12, 2001, Comcast and Cox exercised their right to sell a total of approximately 60 million shares of Excite@Home to AT&T as part of the agreement to reorganize Excite@Home governance.

         Time Warner Entertainment Company, L.P. ("TWE"). TWE is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by Time Warner prior to such time. AT&T's current interest in TWE was initially acquired by U S WEST, Inc. in 1993, and was acquired by AT&T in connection with its 2000 acquisition of MediaOne Group, Inc. Currently, AT&T, through its wholly owned subsidiaries, owns general and limited partnership interests in 25.51% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE. The remaining 74.49% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by subsidiaries of AOL Time Warner Inc. AT&T has an option to increase its Series A Capital and Residual Capital interests from 25.51% to up to 31.84% in certain events. Subsidiaries of AOL Time Warner Inc. act as the general partners of TWE, and AT&T has only certain protective governance rights pertaining to certain limited significant matters relating to TWE.

         On February 28, 2001, AT&T submitted a request to TWE, pursuant to the TWE partnership agreement, that TWE reconstitute itself as a corporation and register for sale in an initial public offering an amount of partnership interests held by AT&T (up to the full amount held by AT&T) determined by an independent investment banking firm so as to provide sufficient trading liquidity and minimize the initial public offering discount, if any (the "Registrable Amount"). Under the TWE partnership agreement, upon such request, AT&T and Time Warner Inc. are to cause an independent investment banker to determine both the Registrable Amount and the price at which the Registrable Amount could be sold in a public offering (the "Appraised Value"). Upon determination of the Registrable Amount and the Appraised Value, TWE may elect not to register such interests but instead to allow AT&T the option to require that TWE purchase the Registrable Amount at the Appraised Value, subject to certain adjustments. If AT&T does put the Registrable Amount to TWE under such circumstances, TWE may call the remainder of AT&T's interest in TWE at a price described in the TWE partnership agreement. If TWE elects to register the interests, TWE may have an option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts, if the proposed public offering price (as determined by the managing underwriter) is less than 92.5% of the Appraised Value. If at the conclusion of this process, AT&T has any remaining interests in TWE, AT&T will have the right to request registration of such interests for public sale within 60 days of July 1, 2002.

         Road Runner LLC. Road Runner LLC is a limited liability company formed in 1998 by affiliates of MediaOne Group, Time Warner, Advance/Newhouse, Microsoft and Compaq, for purposes of developing and distributing internet services over the cable television infrastructure. AT&T acquired a 25.1% interest in Road Runner as part of its 2000 acquisition of MediaOne Group, Inc. As a condition to its approval of AT&T's acquisition of MediaOne, the Department of Justice required that AT&T agree to divest its ownership its interest in Road Runner within certain specified time frames specified. AT&T, Time Warner and Advance Newhouse approved a resolution of the Members' Committee of Road Runner effective December 29, 2000, declaring the dissolution of Road Runner. As a result of such resolution, Road Runner commenced the winding up of its business in accordance with its organizational documents, which winding up is expected to be completed approximately March 31, 2001. AT&T has a 31.4% residual interest in all Road Runner assets and liabilities following the winding up. AT&T has entered into a Transitional Affiliation Agreement with an affiliate of AOL Time Warner effective December 15, 2000, under which AT&T will receive transition support services sufficient to provide uninterrupted internet service to AT&T's existing Road Runner subscribers.

WIRELESS SERVICES

The AT&T Wireless Group Tracking Stock

         On April 27, 2000, AT&T created a new class of stock and completed a public stock offering of 360 million shares, which represented 15.6%, of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock is intended to track the financial performance and economic value of AT&T's wireless services. The net proceeds to AT&T after deducting underwriter's discount and related fees and expenses, were $10.3 billion. AT&T allocated $7.0 billion of the net proceeds to AT&T Wireless Group, which were used for acquisitions, network expansion, capital expenditures and for general corporate purposes. The remaining net proceeds of $3.3 billion were utilized by AT&T for general corporate purposes. Holders of AT&T Wireless Group tracking stock are entitled to one-half of a vote per share. The AT&T Wireless Group tracking stock is listed on the New York Stock Exchange under the symbol "AWE."

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

         We currently intend, until and through the date of the proposed split-off, to include all future wireless activities in the AT&T Wireless Group. Our board of directors may, however, in its discretion, but subject to the AT&T Wireless Group policy statement, direct new businesses and assets to the AT&T Wireless Group or the AT&T Common Stock Group or dispose of or transfer businesses or assets of either group.

         Please see Exhibit (99)a to this Form 10-K for supplemental information concerning the AT&T Wireless Group.

Business of the AT&T Wireless Group

         AT&T Wireless Group is one of the largest wireless service providers in the United States. AT&T Wireless Group seeks to provide high quality, innovative wireless services and to expand its customer base and revenue stream by attracting subscribers who are heavy users of communication services. As of, or for the year ended, December 31, 2000, AT&T Wireless Group had:

     o    15.2 million consolidated subscribers,

     o    $10.4 billion of combined revenues, and

     o    $1.6 billion of combined operational EBITDA.

         AT&T Wireless Group operates one of the largest U.S. digital wireless networks. As of December 31, 2000, AT&T Wireless Group and its affiliates and partners held 850 megahertz and 1900 megahertz licenses to provide wireless services covering 98% of the U.S. population. As of December 31, 2000, approximately 77% of the U.S. population was covered by at least 30 megahertz of wireless spectrum owned by AT&T Wireless Group, its affiliates or its partners. At the end of 2000, AT&T Wireless Group's networks and those of its affiliates and partners operated in markets including over 76% of the U.S. population and in 49 of the 50 largest U.S. metropolitan areas. AT&T Wireless group supplements its operations with roaming agreements that allow its subscribers to use other providers' wireless services in regions where it does not have operations. With these roaming agreements, AT&T Wireless Group is able to offer customers wireless services covering over 95% of the U.S. population. AT&T Wireless Group plans to continue to increase its coverage and the quality of its services by expanding its footprint and the capacity of its network through new network construction, acquisitions, and partnerships with other wireless providers.

         Services and products

         AT&T Wireless Group offers a variety of services for both voice and data communications. Service can include wireless voice transmission as well as custom calling services for digital services, such as extended battery life, message waiting indicator, text messaging and caller ID. AT&T Wireless Group also offers a variety of other enhanced features, including enhanced directory assistance, which enables callers to be connected to the party whose number was sought without hanging up and redialing.

         As a packet-switched data network, AT&T Wireless Group's current data network takes advantage of the fact that with many data applications, data is sent in bursts with intermittent quiet periods, which allows many users to share the network channel. As a result, relative to data services carried over circuit-switched analog or digital wireless networks, AT&T Wireless Group's packet-switched data service is a significantly more cost-effective means of sending data for the majority of applications because it allows a channel to be shared by many users. For example, for many applications, AT&T Wireless Group's packet-switched data network allows it to offer its customers unlimited usage, most often for a flat monthly fee. This makes the data service on this network service attractive for a variety of new applications.

         AT&T Wireless Group has created applications and offers using the cellular digital packet data network for businesses, public agencies and consumers. To date, corporations and public agencies have been significant users of AT&T Wireless Group's packet data service. These customers typically use this service to carry industry-specific applications. Examples of such applications include public safety applications, dispatch applications, wireless credit card validation and automated vehicle location services. New devices are driving the development of broader applications targeted to consumers. Users may access these applications with hand held devices, like the Palm Vx, as well as phones and laptop computers.

         For hand held devices, AT&T Wireless Group now has access to new CDPD-standard modems that work with the Palm Vx device. Users can access Internet-based information from devices equipped with these modems. A leading example of this is the OmniSky service available for the Palm Vx. With a Palm Vx equipped with a modem that connects to AT&T Wireless Group's current packet data network, an OmniSky subscriber can access email as well as several hundred content providers that have created information specifically for hand held devices.

         AT&T Wireless Group offers a variety of products as complements to its wireless service, including handsets and accessories, such as chargers, headsets, belt clips, faceplates and batteries. As part of its basic service offering, AT&T Wireless Group provides easy-to-use, interactive menu-driven handsets that can be activated over the air. These handsets primarily feature word prompts and menus rather than numeric codes to operate handset functions. Some handsets allow mobile access to the Internet. In addition, AT&T Wireless Group offers tri-mode handsets, which are handsets compatible with analog and digital networks, the latter with 850 and 1900 megahertz frequencies and service modes. Tri-mode handsets permit customers to roam across a variety of wireless networks and incorporate AT&T Wireless Group's proprietary intelligent roaming data base system, which is designed to provide service in more areas at favorable roaming rates. AT&T Wireless Group offers its customers use of Nokia, Ericsson, Mitsubishi and Motorola handsets.

         AT&T Wireless Group markets its wireless services in its managed markets under the AT&T brand name. It markets wireless services to business and residential customers through a direct sales force of 2,100, through sales points of presence in approximately 520 AT&T Wireless Group company-owned stores located in 37 states, and kiosks and other customer points of presence, including the Internet and inbound call centers, and through local and national non-affiliated retailers throughout the United States. AT&T's sales force may sell wireless services to business and residential customers as part of bundled offerings with services of AT&T when agreed upon by the companies. AT&T Wireless Group also relies upon dealers to market its services in some locations.

         AT&T Wireless Group charges may include fees for service activation, monthly access, per-minute airtime and customer-calling features, which may include a fixed number of minutes or packets of data per month at a set price and generally offers a variety of pricing options, most of which combine a fixed monthly access fee for a fixed number of minutes or packets of data and additional charges for usage in excess of those allotted. Customers may also incur long distance and roaming fees. AT&T Wireless Group manages its exposure to bad debt by reviewing prospective customers for creditworthiness and by deactivating accounts which reach a specific date past due.

 In calendar year 2000, AT&T Wireless Group adjusted its credit policies to be more competitive, thereby increasing the number of customers with lower credit ratings. AT&T Wireless Group expects that this may result in an increase in the number of deactivations and, consequently, churn.

         Fixed Wireless

         Fixed wireless service provides customers with high speed packet data channel which can be used by up to five data devices simultaneously (for example, five personal computers simultaneously accessing the Internet) at download speeds of up to one megabit per second. In addition, fixed wireless can provide up to four lines of wireline quality voice telephony, including custom calling features (e.g., call waiting, caller ID, three-way calling) available today over wireline networks. As of December 31, 2000, AT&T Wireless Group was serving fixed wireless customers in Anchorage, Alaska, Dallas/Ft. Worth and Houston, Texas, and San Diego, California.

         Other assets

         The AT&T Wireless Group also possesses certain other assets not described above. The most significant of these assets include a number of equity interests in domestic and international wireless operations and an air-to-ground wireless operation.

         Domestically, the AT&T Wireless Group has joint ventures with or interests in a number of wireless operators, including American Cellular Corporation, Cincinnati Bell Wireless, LLC, Telecorp PCS and Triton PCS. Internationally, the AT&T Wireless Group owns one half of the 33.3% equity stake in Rogers Cantel it holds jointly with British Telecommunications. The AT&T Wireless Group is the operating partner in wireless ventures in Colombia, India and Taiwan. In 2000, the AT&T Wireless Group was also allocated one half the interest that AT&T possesses in Japan Telecom, which it agreed to sell in February 2001.

         The Aviation Communications Division (ACD) of the AT&T Wireless Group provides air-to-ground communications services. A minority ownership interest in ACD is held by Rogers Cantel. ACD owns and operates a network of ground-based and airborne telecommunications equipment and related assets that deliver digital telephone service to commercial and private aircraft in North America.

         Wireless network

         The AT&T Wireless Group's ownership position in U.S. markets was obtained through FCC auctions and the FCC lottery and settlement process as well as through acquisitions of, and purchases and exchanges of, operating systems and licenses from or with other wireless service licensees.

         AT&T Wireless Group has made certain commitments to provide funding for successful bids of Alaska Native Wireless, L.L.C. for the C and F Block reauction (FCC Auction 35) which ended January 26, 2001. At the conclusion of the auction, Alaska Native Wireless was the high bidder on approximately $2.9 billion in licenses. One auction participant challenged the qualifications of Alaska Native Wireless to acquire "closed" licenses, which constituted most of the licenses for which Alaska Native Wireless was the successful bidder. In addition, the trustee in NextWave Telecom, Inc.'s Chapter 11 bankruptcy proceeding, and the unsecured creditors of NextWave, are challenging the right of the FCC to re-auction the 1900 megahertz licenses that NextWave acquired in prior FCC auctions but which were later reclaimed by the FCC. Either of these proceedings could result in a delay in the grant of licenses to successful bidders or revocation of any licenses, including those won or acquired by Alaska Native Wireless. AT&T Wireless Group has committed to provide funding of $2.6 billion in exchange for a combination of a non-controlling equity interest and debt securities of Alaska Native Wireless to fund its purchase of these licenses. AT&T Wireless Group's own spectrum, together with the spectrum of its affiliates and the spectrum on which Alaska Native Wireless was the high bidder in the recently completed FCC spectrum auction, would be sufficient to serve over 85 of the top 100 markets with AT&T Wireless Group's selected third generation technology, UMTS. Although Alaska Native Wireless is obligated to use technology that is compatible and interoperable with AT&T Wireless Group's digital mobile wireless network, no commitments have been made by Alaska Native Wireless to AT&T Wireless Group concerning the deployment of the licenses for which it was high bidder, and not all affiliates may be obligated to implement AT&T Wireless Group's third generation technology strategy. Under certain conditions, and in addition to other means by which they may transfer their interests, the other owners of Alaska Native Wireless have the right to require us to purchase their equity interests. If this right were exercised five years after license grant, the price could be as much as approximately $950 million and would be payable, at our option, in cash or marketable securities. The amount would be less if the right were exercised earlier. Formal grant to Alaska Native Wireless of the licenses successfully bid upon in the auction has not yet occurred and is subject to administrative procedures.

         Mobile voice network

         Coverage. As of December 31, 2000, the AT&T Wireless Group's built network, including partnership and affiliate markets, covered 98% of the U.S. population, including operations in 49 of the 50 largest U.S. metropolitan areas. The AT&T Wireless operates using both 850 megahertz and 1900 megahertz licenses. Where agreements are in place, the AT&T Wireless Group is able to offer service to customers of other wireless providers when they travel through its service area, and AT&T Wireless Group subscribers can roam through other wireless providers' service areas.

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

         TDMA network. The AT&T Wireless Group has chosen time division multiple access (TDMA) technology for its second generation voice digital network, although it does operate a small a number of markets using code division multiple access (CDMA) that were operating that technology when AT&T Wireless Group acquired them. TDMA permits the use of advanced tri-mode handsets that allow for roaming across analog and digital systems and across 850 megahertz and 1900 megahertz spectrums. TDMA digital technology allows for enhanced services and features, such as short alphanumeric message service, extended battery life, added call security and improved voice quality. TDMA's hierarchical cell structure enables the AT&T Wireless Group to enhance network coverage with lower incremental investment through the deployment of micro and pico, as opposed to macro, cell sites. This enables the AT&T Wireless Group to offer customized billing options and to track billing information per individual cell site, which is practical for advanced wireless applications such as fixed wireless and wireless office applications. TDMA served an estimated 35 million subscribers worldwide and 18 million subscribers in North America as of December 31, 1999, according to the Universal Wireless Communications Consortium, an association of TDMA service providers and manufacturers. TDMA equipment is available from leading telecommunication vendors such as Lucent, Ericsson and Nortel Networks Corporation. A number of other wireless service providers have chosen code division mobile access (CDMA) or global system for mobile communications (GSM) as their current digital wireless technology. AT&T Wireless Group intends to deploy an overlay of GSM technology to its TDMA network as part of its third generation development strategy, which will use a different technology (see below).

         CDPD network. The AT&T Wireless Group's CDPD network currently covers 104 million POPs, which represents over 60% of its built network, and its CDPD customers can roam on the CDPD networks of other wireless providers, which, together, cover an additional 74 million POPs. CDPD is an industry standard using Internet Protocol, which allows most applications written for the Internet as well as many corporate applications to run efficiently over the network without modification. Using CDPD, data files and transactions are divided into small packets and sent on a dedicated wireless channel. In many data applications, data is sent in bursts with intermittent quiet periods. Packet transmission technologies take advantage of this fact and allow user data to be efficiently carried on the same network channel. As a result, relative to data services carried over circuit-switched analog or digital wireless networks, the AT&T Wireless Group's packet-switched CDPD service is a significantly more cost-effective means of sending data for the majority of applications because it allows many users to share the same channel.

         Third generation development strategy. Third generation technologies will allow carriers to provide high-speed wireless packet data services and ultimately voice services using Internet Protocol. AT&T Wireless Group believes that a sound third generation strategy should allow the wireless provider to achieve a pervasive footprint quickly and cost effectively. In addition, AT&T Wireless Group believes third generation networks that achieve global economies of scale and allow for global roaming will have a significant advantage. AT&T Wireless Group had originally chosen TDMA-EDGE as its next generation wireless architecture.

         However, in November 2000, AT&T Wireless Group announced that it has selected for its eventual third generation services the technological standard that is the same global standard that has been selected by service providers throughout Europe, in Japan and in other parts of the world. This standard, known as UMTS (for universal mobile telecommunications system), has generally been accepted as the successor technology to the second generation digital technology known as GSM. UMTS is also known as W-CDMA, or wideband code division multiple access. Despite the similarity of the acronyms, CDMA 2000 and W-CDMA are not compatible. To accelerate the availability of enhanced data services offerings, AT&T Wireless Group recently announced plans to deploy a GSM platform for interim improvements in wireless data capabilities on the evolutionary path to third generation services, as well as associated voice services. This platform will be deployed as an overlay on AT&T Wireless Group's second generation voice network. GSM platform deployment is planned to begin in the second half of 2001. AT&T Wireless Group plans to make interim enhanced data services using GPRS technology deployed on the GSM network starting in 2001. Third generation EDGE technology service is expected to be available in 2002. AT&T Wireless Group currently plans to deploy third generation UMTS technology beginning in 2003, depending on the availability of network equipment and customer devices. By making services on GPRS technology available in 2001, AT&T Wireless Group expects to be able to make enhanced data services available to customers earlier than its originally planned deployment of TDMA-EDGE in 2002.

         Like AT&T Wireless Group's current packet data network, the technology standards AT&T Wireless Group has selected for its enhanced and third generation data services strategy are also Internet Protocol based. AT&T Wireless Group expects that all the applications developed and deployed today will migrate to GPRS-based and eventually to EDGE-based services as customers upgrade their equipment to the new technologies to be deployed. However, when deployed using GPRS and EDGE technologies, these applications are expected to operate at higher speeds than current systems where deployed. This plan is expected to enable AT&T Wireless Group to provide customers with earlier availability of a wide range of data service offerings on a broad array of devices (phones, personal data assistants, or PDA's, laptops, etc.). AT&T Wireless Group plans to sell handsets combining its current TDMA transmission technology and the GSM technology platform it plans to deploy with enhanced and third generation GPRS and EDGE technologies, which would provide customers the benefit of access to AT&T Wireless Group's current voice network as well as the new enhanced and high-speed data services when available. Industry specifications for the combined technology handsets were jointly developed by the Universal Wireless Communications Consortium and the North American GSM Alliance. AT&T Wireless Group is in discussions with manufacturers to develop such devices. In November 2000, AT&T announced nonbinding letters of intent with Ericsson, Lucent Technologies, Nokia and Nortel Networks for third generation network equipment and, in the case of Nokia and Ericsson, for future generation wireless customer terminals. AT&T Wireless Group began negotiating definitive agreements with these and other vendors during the fourth quarter of 2000 and has executed several of these agreements.

DOCOMO STRATEGIC INVESTMENT

         On January 22, 2001 NTT DoCoMo, Inc., a leading Japanese wireless communications company, invested approximately $9.8 billion for shares of a new class of AT&T preferred stock that are convertible into 406,255,889 shares of AT&T Wireless Group tracking stock that are intended to reflect approximately 16% of the financial performance and economic value of AT&T Wireless Group. As part of this investment, DoCoMo also received five-year warrants to purchase the equivalent of an additional 41,748,273 shares of AT&T Wireless Group tracking stock at $35 per share, and DoCoMo and AT&T Wireless Services formed a strategic alliance to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. Of the 406,255,889 AT&T Wireless Group tracking stock share equivalents issued to DoCoMo, 228,128,307 shares represented new share equivalents at $27.00 each, and the remaining 178,127,582 share equivalents represented a reduction of AT&T Common Stock Group's retained portion of the value of AT&T Wireless Group at $20.50 each. Accordingly, AT&T Common Stock Group retained $3,651,615,431 of the proceeds of the DoCoMo investment and allocated $6,159,464,289 to AT&T Wireless Group.

         The following is a summary of the material provisions of the agreements among DoCoMo, AT&T and AT&T Wireless Services, and the terms of the DoCoMo Wireless Tracking Stock. This summary is qualified in its entirety by reference to the full text of these documents, which have been filed as exhibits to AT&T's Form 8-K dated December 22, 2000.

         New Class of AT&T Wireless Group Tracking Stock

         DoCoMo purchased 812,511.778 shares of a new class of AT&T preferred stock, par value $1.00, that we call "DoCoMo wireless tracking stock." Each share of DoCoMo wireless tracking stock is convertible at any time into 500 shares of AT&T Wireless Group tracking stock and has the same voting and dividend rights as 500 shares of AT&T Wireless Group tracking stock. The DoCoMo wireless tracking stock also has some additional rights not available to holders of AT&T Wireless Group tracking stock. The following is a description of some of the rights and features of the DoCoMo wireless tracking stock.

     o Conversion. DoCoMo can convert all, and not less than all, of its shares of DoCoMo wireless tracking stock into AT&T Wireless Group tracking stock at a ratio of 500 shares of AT&T Wireless Group tracking stock for each share of DoCoMo wireless tracking stock, subject to anti-dilution protection. If the split-off occurs, then, immediately before the completion of the split-off, each share of DoCoMo wireless tracking stock automatically will be converted into
          500 shares of AT&T Wireless Group tracking stock, subject to anti-dilution protection, and thereafter be exchanged on the same terms as all other shares of AT&T Wireless Group tracking stock in the split-off.

     o Liquidation Preference. The DoCoMo wireless tracking stock carries an aggregate liquidation preference of $3.65 billion in the event of an involuntary liquidation or dissolution of AT&T, and holders of DoCoMo wireless tracking stock are entitled to participate in this preference in proportion to the number of shares they hold. The holders of shares of DoCoMo wireless tracking stock also will be entitled to participate, on an as-converted basis, in any additional liquidation payments made to holders of AT&T Wireless Group tracking stock, less any amounts received out of the $3.65 billion liquidation preference. The DoCoMo wireless tracking stock has no preference in the event of a voluntary liquidation or dissolution of AT&T, but automatically would convert into shares of AT&T Wireless Group tracking stock and participate in any liquidation payments made to holders of AT&T Wireless Group tracking stock.

     o    Dividends.  Holders of DoCoMo wireless  tracking stock are entitled to
          participate,   on  an   as-converted   basis,   in  any  dividends  or
          distributions paid to holders of AT&T Wireless Group tracking stock.

     o Voting Rights. Holders of DoCoMo wireless tracking stock are entitled to vote together with holders of AT&T common shares and not as a separate class. Each share of DoCoMo wireless tracking stock is entitled to the number of votes that could be cast by the shares of AT&T Wireless Group tracking stock into which the DoCoMo wireless tracking stock is convertible. Initially, each share of DoCoMo wireless tracking stock will be entitled to 250 votes.

     o Redemption at the Option of AT&T. There are two instances in which AT&T may redeem all, and not less than all, of the shares of DoCoMo wireless tracking stock and warrants owned by DoCoMo at DoCoMo's original purchase price plus a predetermined rate. First, if the proposed split-off does not occur before April 26, 2002 and thereafter AT&T redeems all AT&T Wireless Group tracking stock, AT&T may concurrently redeem the DoCoMo wireless tracking stock. In this case, if AT&T announces a sale of all or substantially all the assets of AT&T Wireless Group within a year of redemption and then completes the sale, DoCoMo will be entitled to receive a payment equal to the excess of the value from that sale that would have been attributable to the DoCoMo wireless tracking stock over the redemption price. Second, if specified adverse tax events occur before the split-off and, thereafter, all AT&T Wireless Group tracking stock is redeemed, AT&T may concurrently redeem the DoCoMo wireless tracking stock on the same terms as described above. In either case, if AT&T splits-off all or substantially all of the assets of AT&T Wireless Group within a year of redeeming the DoCoMo wireless tracking stock, DoCoMo will be entitled to reinvest in the spun off entity at the redemption price and otherwise on terms comparable to those set forth in the agreement.

     o    Transfer.   Shares  of  DoCoMo   wireless   tracking   stock  are  not
          transferable other than by conversion into AT&T Wireless Group tracking stock or redemption by AT&T.

         Warrants

         DoCoMo has acquired 83,496.546 warrants, each of which initially represents the right to purchase one share of DoCoMo wireless tracking stock at an exercise price of $17,500 per share, or $35 per AT&T Wireless Group tracking stock share equivalent, subject to customary anti-dilution adjustments. These warrants may be exercised in any amount and at any time until the fifth anniversary of the issuance of the warrants. Upon transfer by DoCoMo to a third party, or if DoCoMo converts its DoCoMo wireless tracking stock into AT&T Wireless Group tracking stock, each of the warrants will be exercisable for 500 shares of AT&T Wireless Group tracking stock at an exercise price of $35 per share, and will no longer be exercisable for DoCoMo wireless tracking stock. After the split-off, each warrant will be exercisable for 500 shares of the AT&T Wireless Services common stock at an exercise price of $35 per share, subject to adjustments to reflect the exchange ratio and customary anti-dilution adjustments. The warrants are subject to the transfer restrictions described below. The shares of DoCoMo wireless tracking stock issuable upon exercise of the warrants, and any shares of AT&T Wireless Group tracking stock into which they are convertible, will represent new share equivalents.

         DoCoMo Investment Rights and Obligations

         In addition to the rights inherent in the shares of DoCoMo wireless tracking stock, under the agreements, DoCoMo has additional rights and obligations with respect to its investment in AT&T Wireless Group that will continue even if DoCoMo converts its shares of DoCoMo wireless tracking stock into AT&T Wireless Group tracking stock or if the split-off is completed.

     o Transfer Restrictions. Without the consent of AT&T before the split-off, or AT&T Wireless Services after the split-off, for 18 months following the investment, DoCoMo may not transfer any warrants or any shares of AT&T Wireless Group tracking stock or AT&T Wireless Services common stock that it receives on conversion of DoCoMo wireless tracking stock, except if specified events occur. Those events are:

          - a sale of all or substantially all of AT&T Wireless Group's assets or business through merger or other business combination unless AT&T Wireless Group shareholders continue to own two-thirds of the successor corporation;

          - the acquisition or acquisitions of business or assets, other than radio spectrum rights, by AT&T Wireless Group totaling more than $25 billion; or

          - a tender offer or exchange offer approved by AT&T's board of directors or AT&T Wireless Services board of directors, as applicable.

         In addition, subject to a limited exception, without AT&T's or AT&T Wireless Group's consent, as the case may be, DoCoMo may not transfer any AT&T Wireless Group securities to any person if after the transfer the recipient's interest in AT&T Wireless would exceed 6%, or in the case of recipients, principally financial institutions, who are eligible to report their interest on
Schedule 13G under the Securities Exchange Act, 10%.

         None of DoCoMo's special rights are transferable by DoCoMo along with the shares, except that DoCoMo may transfer its demand registration rights described below to any transferee of more than $1 billion of AT&T Wireless Group securities, and DoCoMo may transfer one demand registration right to a transferee of the warrants. Any transfer of registration rights will be subject to overall limitations on the registration rights and will not increase AT&T's or AT&T Wireless Group's aggregate registration obligations.

          o    Repurchase Obligations.

               - Failure to complete split-off within specified time frame. If the split-off is not completed by January 1, 2002, or March 15, 2002 if the reason it was not completed by January 1, 2002 was that the requisite IRS ruling had not been received and AT&T reasonably believes that it is possible to obtain such a ruling by, or effect the split-off without a ruling by, March 15, 2002 and is continuing to seek such a ruling or to effect the split-off without a ruling, then DoCoMo may require AT&T to repurchase DoCoMo wireless tracking stock, or AT&T Wireless Group tracking stock, and warrants, that DoCoMo still holds at that time. DoCoMo must exercise this right within 30 days of the January 1 or March 15, 2002 trigger date, whichever is applicable. The repurchase price will be DoCoMo's original purchase price plus a predetermined rate. This repurchase obligation will be allocated between AT&T and AT&T Wireless Group in proportion to the allocation of the proceeds received from the investment. Consequently, AT&T Wireless Group will be obligated to fund $6.2 billion of the repurchase price, plus interest. In lieu of receiving this repurchase price from AT&T, DoCoMo will have the right to cause AT&T to register for public sale all of the shares of AT&T Wireless Group tracking stock (including shares that DoCoMo would hold if it exercised its warrants and converted its shares of DoCoMo wireless tracking stock), and thereafter DoCoMo will be able to sell those shares and retain the proceeds from that sale or sales.

               - Failure to meet technology benchmarks within specified time frame. In some circumstances, if by June 30, 2004 (1) AT&T Wireless Group fails to launch service based on a wireless communications technology known as universal mobile telecommunications systems, or wideband code division multiple access, in at least 13 of the top 50 U.S. markets or (2) abandons wideband code division multiple access as its primary technology for third generation services, DoCoMo may require AT&T before the split-off, or AT&T Wireless Services after the split-off, to repurchase the warrants and DoCoMo wireless tracking stock, or AT&T Wireless Group tracking stock, and the warrants that DoCoMo still holds (or the AT&T Wireless Services common stock and related warrants if post split-off). The repurchase price will be DoCoMo's original purchase price plus interest of a predetermined rate. Before the split-off, the repurchase obligation will be allocated between AT&T and AT&T Wireless Group in proportion to the allocation of the proceeds received from the investment, which was approximately $3.6 billion for AT&T and $6.2 billion for AT&T Wireless Group. After the split-off, if DoCoMo requires repayment because of AT&T Wireless Group's failure to commence service using an agreed technology as described above, AT&T Wireless Services will be obligated to fund the entire amount of the repurchase obligation, which is $9.8 billion, plus interest, with AT&T being secondarily liable for up to $3.6 billion, plus interest, if AT&T Wireless Services is unable to satisfy the entire obligation. In lieu of paying all or a portion of the repurchase price, AT&T or AT&T Wireless Services, as the case may be, will have the right to cause DoCoMo to sell any portion of its shares in a registered sale, and to pay DoCoMo the difference between the repurchase price and the proceeds from the registered sales.

               o Standstill. Until the fifth anniversary of the closing of the investment, DoCoMo, its controlled subsidiaries, when acting on behalf of DoCoMo, its officers, directors or agents, or any subsidiary to which DoCoMo has disclosed confidential information regarding its investment may not take a number of actions, including the following, without AT&T's consent before the split-off or AT&T Wireless Services' consent after the split-off:

                    - acquire or agree to acquire any voting securities of AT&T or AT&T Wireless Services, except in connection with DoCoMo's exercise of its preemptive rights, conversion rights or warrants;

                    - solicit proxies with respect to AT&T's or AT&T Wireless Services' voting securities or become a participant in any election contest relating to the election of the directors of AT&T or AT&T Wireless Services;

                    -    call  or seek to  call a  meeting  of the  AT&T or AT&T
                         Wireless   Services    shareholders   or   initiate   a
                         shareholder proposal;

                    - contest the validity of the standstill in a manner that would lead to public disclosure;

                    - form or participate in a group that would be required to file a Schedule 13D with the SEC as a "person" within the meaning of the Section 13(d)(3) of the Securities Exchange Act; or

                    - act in concert with any person for the purpose of electing a transaction that would result in a change of control of AT&T or AT&T Wireless Services.

         After the fifth year anniversary of the investor agreement, DoCoMo will continue to be subject to the standstill for so long as DoCoMo has the right to nominate at least one director. However, DoCoMo will be released from the standstill 91 days after the resignations of all of its representatives on AT&T's and AT&T Wireless Services' board of directors, as the case may be, all of DoCoMo's nominated AT&T Wireless Services committee members and all of DoCoMo's nominated management. After these resignations, AT&T Wireless may take steps to terminate or sequester all of the other DoCoMo nominated employees.

         If NTT, which owns approximately two-thirds of DoCoMo, or any of NTT's subsidiaries other than DoCoMo takes any action contrary to the standstill restrictions and the action leads to any vote of shareholders of AT&T before the split-off or AT&T Wireless Services after the split-off, then DoCoMo either must vote its shares as the board of directors of AT&T or AT&T Wireless Services directs, or must vote its shares in proportion to the votes cast by the shareholders that are not affiliated with either DoCoMo or NTT. In addition, if NTT or any of its subsidiaries commences a tender offer for AT&T or AT&T Wireless Services securities, DoCoMo cannot tender or transfer any of its securities into that offer until all of the conditions to that offer have been satisfied.

         The standstill provisions described above will terminate in the following circumstances:

     - a third party unaffiliated with AT&T Wireless commences a tender or exchange offer of 15% of AT&T Wireless Services' outstanding voting securities and AT&T Wireless Services does not publicly recommend that its shareholders reject to the offer;

     - AT&T Wireless Services enters into a definitive agreement to merge into or sell all or substantially all of its assets to a third party unless AT&T Wireless Services shareholders retain at least 50% of the economic and voting power of the surviving corporation; or

     - AT&T Wireless Services enters into a definitive agreement that would result in any one person or groups of persons acquiring more than 35% of the voting power of AT&T Wireless Services, unless, among other things, this person or group agrees to a standstill.

         The standstill provisions terminate with respect to AT&T two years after the split-off (or, if sooner, upon any of the foregoing three events as applied to AT&T).

     o Registration Rights. Subject to certain exceptions and conditions, DoCoMo is entitled to require AT&T before the split-off, and AT&T Wireless Services after the split-off, to register shares of AT&T Wireless Group tracking stock or AT&T Wireless Services common stock on up to six occasions, with each demand involving not less than $500 million worth of shares. DoCoMo cannot exercise more than one demand right in any seven and a half month period. DoCoMo also is entitled to require AT&T or AT&T Wireless Services, as the case may be, to register securities for resale in an unlimited number of incidental registrations, commonly known as piggy-back registrations. DoCoMo will cease to be entitled to these registration rights if it owns less than $1 billion of AT&T or AT&T Wireless Services securities, as the case may be, and securities reflecting less than 2% of the financial performance and economic value of AT&T Wireless Services.

     o Board Representation. Until the split-off, DoCoMo is entitled to nominate one representative to the AT&T board of directors, and that representative also will be a member of the AT&T Wireless Group capital stock committee. After the split-off, DoCoMo will be entitled to nominate a number of representatives on the AT&T Wireless Services board of directors proportional to its economic interest acquired as a result of this investment. The DoCoMo nominees for these board seats must be senior officers of DoCoMo that are reasonably acceptable to AT&T or AT&T Wireless Services, as the case may be. DoCoMo will lose these board representation rights if its economic interest in AT&T Wireless Services falls below 10% for 60 consecutive days. However, as long as it retains 62.5% of the shares of its original investment or shares of AT&T Wireless Group tracking stock into which such shares are convertible, DoCoMo will lose its board representation rights only if its economic interest in AT&T Wireless Services falls below 8% for 60 consecutive days.

     o Management Rights. Before the split-off, DoCoMo is entitled to appoint one of its senior executives that is reasonably acceptable to AT&T Wireless Group to AT&T Wireless Group's senior leadership team. In addition, subject to AT&T Wireless Group's reasonable approval, DoCoMo can appoint between two and five of its employees as employees of AT&T Wireless Group, including the Manager-Finance and Director of Technology. DoCoMo will lose these rights under the same circumstances as it would lose board representation rights.

     o Right to Approve Specified Actions. Before the split-off, AT&T may not take any of the following actions without DoCoMo's prior approval:

          -    sell all or substantially all of AT&T Wireless Group's assets;

          - sell all or substantially all of AT&T Wireless Group's business through merger or other business combination, unless AT&T Wireless Group shareholders retain two-thirds of the successor corporation;

          - acquire business or assets for AT&T Wireless Group, other than radio spectrum rights, in excess of $17 billion;

          - subject to some exceptions, issue any further economic interests or rights to AT&T Wireless over 15% of AT&T Wireless Group's market capitalization as of the date of the letter agreement;

          - subject to some exceptions, pay cash dividends to or repurchase AT&T Wireless Group tracking stock;

          - amend AT&T's charter or by-laws so that the rights of the holders of DoCoMo wireless tracking stock would be adversely affected; or

          - change the split-off related agreements so that AT&T Wireless Services would be materially adversely affected or enter into new, material contracts among affiliated parties that do not have arm's-length terms.

         After the split-off, AT&T Wireless Services may not take any of the following actions without DoCoMo's prior approval:

          - change the scope of its business such that AT&T Wireless Group's businesses (including those in its business plan) cease to constitute the primary businesses of AT&T Wireless Services; or

          - enter into a strategic alliance with another wireless operator so that the wireless operator would own more than 15% but less than 50% of the economic interest in AT&T Wireless Services.

         DoCoMo will lose these approval rights under the same circumstances as it would lose board representation rights.

          o Preemptive Rights. DoCoMo has limited preemptive rights that entitle it to maintain its ownership interest by purchasing shares in some new equity issuances by AT&T or AT&T Wireless Services. In the event of a new equity issuance of the type covered by the preemptive right, then:

               - if DoCoMo holds 12% or more of the economic interest of AT&T Wireless Services at the time of the new issuance, DoCoMo may purchase a number of additional shares that would bring DoCoMo's economic interest back up to 16%; and

               - if DoCoMo holds less than 12% of the economic interest of AT&T Wireless Services at the time of the new issuance, DoCoMo may purchase a number of additional shares that would maintain DoCoMo's economic interest at the level it was at just before the new issuance.

         In most cases, the purchase price for these additional shares will be the issuance price. DoCoMo will lose these preemptive rights under the same circumstances as it would lose board representation rights.

         Strategic Alliance

         In connection with DoCoMo's investment, AT&T Wireless Services and DoCoMo formed a strategic alliance to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. AT&T Wireless Services will create a new, wholly owned subsidiary to develop and encourage the development of multimedia content, applications and services able to be offered over AT&T Wireless Services' current network, as well as on new, high-speed wireless networks built to global standards for third generation services. AT&T Wireless Services will contribute, among other things, its rights to content and applications used in its PocketNet services to the new multimedia subsidiary. Both AT&T Wireless Services and DoCoMo plan to provide technical resources and support staffing. In addition, AT&T Wireless Services will be able to license from DoCoMo, without additional payment, certain rights to DoCoMo's "i-mode" service, which provides access to the Internet from wireless telephones, and related technology.

         The strategic alliance is expected to enable each of AT&T Wireless Services and DoCoMo to offer market-appropriate wireless services to customers throughout the United States and Japan, respectively. In addition, each has agreed, subject to technical and commercial feasibility, to recognize the other as its primary and preferred roaming partner in the other party's home territory.

         AT&T and AT&T Wireless Services on the one hand, and DoCoMo on the other hand, have agreed to certain non-competition commitments that restrict each other's ability to provide mobile wireless services in Japan and the United States, respectively. They have also agreed to limit the extent to which AT&T or AT&T Wireless Services on the one hand, and DoCoMo on the other hand, will be able to participate in certain mobile multimedia activities and investments in each other's home territory. Any such restrictions on AT&T would terminate upon the earlier of a split-off of AT&T Wireless Services or exercise by DoCoMo of any put, liquidation or registration right as a result of the non-occurrence of such a split-off. AT&T Wireless Services and DoCoMo will generally be bound by the non-competition commitments until DoCoMo loses its board representation and management rights, either due to any of the events described under "DoCoMo Investment Rights and Obligations - Board Representation" and "DoCoMo Investment Rights and Obligations -Management Rights", or due to voluntary relinquishment of such rights by DoCoMo.

OTHER BUSINESSES

         AT&T Solutions

         AT&T Solutions, established as a unit in 1995, provides clients with a broad array of professional services to satisfy clients' complete networking technology needs. AT&T Solutions' professional services range from consulting to outsourcing and management of highly complex global data networks. The company designs, engineers and implements seamless solutions for clients that are designed to maximize the competitive advantage of networking-based electronic commerce applications. Working with best-in-breed partners, AT&T Solutions also provides a full range of custom, managed e-infrastructure, web hosting and high-availability services.

         AT&T Solutions' Global Enterprise Management System (GEMS) platform offers global, end-to-end networking management capabilities that extend all the way to the applications domain. It also enables AT&T to consult with clients in setting quality of service expectations and developing customized service level agreements based on performance requirements for individually managed applications, as well as the total networking environment.

         International

         AT&T has established a number of international alliances to increase the reach and scope of AT&T's services and network over time and has invested in certain countries in order to increase the range of services AT&T offers in those countries, such as Alestra in Mexico and AT&T Canada Corp. in Canada. In addition, AT&T has an interest in Japan Telecom in Japan that, on February, 26, 2001, AT&T agreed to sell to the Vodafone Group plc.

                  On January 6, 2000 AT&T and BT created a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. The venture, called Concert and owned equally by AT&T and BT, combined transborder assets and operations of each company, including their existing international networks, their international traffic, their transborder products for business customers -- including an expanding set of Concert services -- and AT&T and BT's multinational accounts in selected industry sectors.

                  On June 1, 1999, AT&T Canada Corp. merged with MetroNet Communications Corp., Canada's largest competitive local exchange carrier. Under the terms of the merger agreement, AT&T received 31 percent of the equity interest and 23 percent of the voting interest in the combined entity in exchange for AT&T Canada Corp. and ACC TelEnterprises Ltd. In addition, AT&T agreed to purchase all of the remaining shares at the greater of the then appraised fair market value or the accreted minimum price, which initially is C$37.50 accreting after June 30, 2000 at a rate of 16% per annum, compounded quarterly. If the acquisition is not completed by June 30, 2003, those shares, along with AT&T's shares, would be sold through an auction process and AT&T will make whole the other shareholders for the amount they would have been entitled to if AT&T had purchased the shares. The completion of the acquisition is subject to the condition that AT&T is permitted to acquire the shares under Canada's foreign ownership restrictions. AT&T may acquire the shares prior to a change in the ownership restrictions by developing a structure that addresses such ownership restrictions. On August 16, 1999, AT&T completed its sale to BT of 30% of AT&T's stake in AT&T Canada. In addition, BT has agreed to purchase 30% of the shares AT&T will be acquiring from the other stockholders, subject to BT's right to cap its purchase at $1.65 billion.

         On August 28, 2000, AT&T established AT&T Latin America, in connection with the merger of Netstream, a competitive local exchange company in Brazil, and FirstCom, a publicly traded company with competitive telecommunications operations in Chile, Colombia and Peru. AT&T owns 58 percent of AT&T Latin America; SL Participacoes, an affiliate of Promon Tecnologia, which is the former owner of Netstream, owns 7 percent of AT&T Latin America, and the former FirstCom shareholders own 34 percent of AT&T Latin America, on a fully diluted basis. Promon Tecnologia and the former FirstCom shareholders own Class A shares, and have one vote per share; AT&T owns Class B shares, and have ten votes per share.

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

         On July 18, 1997, the United States Court of Appeals for the Eighth Circuit issued a decision holding that the FCC lacks authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with LEC networks and the purchase of unbundled network elements and wholesale services from LECs. Accordingly, the Court vacated the rules that the FCC had adopted in August 1996, and which had been stayed by the Court since September 1996. On October 14, 1997, the Eigth Circuit Court of Appeals vacated an FCC Rule that had prohibited incumbent LECs from separating network elements that are combined in the LEC's network, except at the request of the competitor purchasing the elements. This decision increased the difficulty and costs of providing competitive local service through the use of unbundled network elements purchased from the incumbent LECs.

         On January 25, 1999, the Unites States Supreme Court issued a decision reversing the Eighth Circuit Court of Appeal's holding that the FCC lacks jurisdiction to establish pricing rules applicable to interconnection and the purchase of unbundled network elements, and the Court of Appeal's decision to vacate the FCC's rule prohibiting incumbent LECs from separating network elements that are combined in the LEC's network. The effect of the Supreme Court's decision was to reinstate the FCC's rules governing pricing and the separation of unbundled network elements. The pricing issues were then remanded to the Eighth Circuit Court of Appeals to consider the incumbent LECs' claims that although the FCC has jurisdiction to adopt pricing rules, the rules it adopted are not consistent with the applicable provisions of the Act. The Supreme Court also vacated the FCC's rule identifying and defining the unbundled network elements that incumbent LECs are required to make available to new entrants, and directed the FCC to reexamine this issue in light of the standards mandated by the Act.

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

         In July 2000, the Eighth Circuit issued a decision addressing the incumbent LECs' claims that the FCC's pricing rules are not consistent with the applicable provisions of the Act. It rejected the incumbent LECs' claims that the prices for network elements must be based on their "historical costs" rather than, as the FCC had held, their "forward looking" costs. It also held, however, that the FCC rule providing that forward-looking costs should be calculated on the basis of the cost of the most efficient alternatives was contrary to the Act. The Eighth Circuit then stayed this ruling to enable the parties to seek review before the Supreme Court, so the FCC's rules remain in effect until the Supreme Court decides the case. The Supreme Court has agreed to review the Eighth Circuit's decision, and a decision by the Supreme Court is anticipated by the end of June 2002. The Supreme Court will be considering both the claim of AT&T, the FCC, and others that the Eighth Circuit erred by invalidating the FCC rule, and the claim by the incumbent LECs that the Eighth Circuit erred by not requiring prices based on their historical cost.

         The Eighth Circuit also invalidated the FCC's rules setting the pricing methodology for resold local services. That aspect of its decision was not stayed, and will not be reviewed by the Supreme Court.

         In view of the proceedings pending before the Supreme Court, the DC Circuit, FCC and state PUCs, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities. The effect of the most recent decision by the Eighth Circuit is to increase the risks, costs, difficulties, and uncertainty of entering local markets through using the incumbent LECs' facilities and services. Notwithstanding its substantial efforts, AT&T continues to experience significant difficulty entering local markets. AT&T's ability to purchase combined network elements from the ILECs, one of the primary methods AT&T intends to use to provide local service to residential customers, continued to be severely hampered by, among other factors, ILEC-sponsored regulatory and judicial actions, and lack of operating interfaces necessary to process network element orders with ILECs. Despite strong customer demand for competitive choice in local markets outside of AT&T's cable footprint, AT&T has suspended sales of resold local service, and continues to provide network element non facilities-based local service only in New York and Texas. AT&T will continue its regulatory efforts to improve operating margins in the states where it offers non-facilities-based local services, and will seek to open other states to competitive opportunities (both for voice and data services) by improving the rates, rules and operating interfaces that govern carrier relationships.

         In December 1999, Bell Atlantic (now Verizon) obtained approval to offer long distance telecommunications service in New York state, the first time an RBOC had received this approval under the Telecommunications Act. Bell Atlantic began offering combined local and long distance service in January 2000. In July 2000, SBC Communications, Inc. became the second RBOC to receive such approval, this time for the state of Texas, and began providing combined local and long distance service in July 2000. In January 2001, the FCC approved SBC Communications' request for such authority for the states of Oklahoma and Kansas, and pursuant to the terms of that authority SBC will be free to begin providing combined local and long distance services in those states in March 2001. In January 2001, Verizon filed an application with the FCC for such authority for the state of Massachusetts. This is Verizon's second filing for the state of Massachusetts, and the FCC is required to issue a decision on the application in April 2001.

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

                  In addition, on October 31, 1996, the FCC issued an order that would have prohibited non-dominant carriers, including AT&T, from filing tariffs for their domestic interstate services. Non-dominant carriers, including AT&T, have begun implementation of mechanisms other than tariffs to establish the terms and conditions that apply to domestic, interstate telecommunications services, and by August 1, 2001 will have to use such mechanisms for virtually all domestic, interstate telecommunications services. In March 2001, the FCC adopted an order applying detariffing requirements to international services.

                  Furthermore, in May 1997, the FCC adopted three orders relating to Price Caps, Access Reform, and Universal Service that substantially revised the level and structure of access charges that AT&T as a long distance carrier pays to incumbent LECs. Under the Price Cap Order, LECs were required to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation, which has resulted in significant reductions in access charges that long distance companies pay to LECs. The Access Reform Order permitted increased flat-rate assessments to multiline business customers and to residential customers other than for the primary telephone line. AT&T has agreed to pass through to consumers any savings to AT&T as a result of these access charge reforms. Consequently, AT&T's results after June 1997 reflect lower revenue per minute of usage and lower access and other interconnection costs per minute of usage.

                  In May 2000, the FCC adopted the CALLS Order for the price cap LECs which made additional significant access and price cap changes. The CALLS Order reduced by $3.2 billion during 2000 the interstate access charges that AT&T and other long distance carriers pay to these LECs for access to their networks, and established target access rates for these companies, which over the next two years will result in further reductions, albeit of a much smaller magnitude. Once the target rates are reached, the annual price reductions required by the Price Cap Order no longer apply. In addition, the CALLS Order removed implicit subsidies from access charges and converted them into an explicit, portable subsidy administered as part of the universal service program described below. Also, under CALLS, the caps on certain line-based costs that do not vary with usage have been increased so that these costs are increasingly recovered from end user customers. These restructurings allowed the reduction in access charges assessed on long distance carriers on a usage basis. As part of the CALLS Order, AT&T agreed to flowthrough to customers access charge reductions over the five-year life of the CALLS plan and made certain other commitments regarding the rate structure of certain residential long distance offerings.

                  Under the August 1999 LEC Pricing Flexibility Order, which was affirmed by the D.C. Circuit in February 2001, the FCC established certain triggers that enable the price cap LECs to obtain pricing flexibility for their interstates access services, including Phase II relief that permits them to remove these services from price cap regulation. Although these triggers supposedly indicate a competitive presence sufficient to constrain monopoly pricing by the LECs, in fact, they may allow for premature deregulation which could force access rates upwards.

                  Finally, in the Universal Service Order, the FCC adopted a new mechanism for funding universal service, which includes programs that defray the costs of telephone service in high-cost areas, for low-income consumers, and for schools, libraries and rural health care providers. Specifically, the FCC expanded the set of carriers that must contribute to support universal service from only long distance carriers to all carriers, including LECs, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only LECs to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The Universal Service Order also adopted measures to provide discounts on telecommunications services, Internet access and inside wire to for eligible schools and libraries and on telecommunications services only for rural health care providers.

         AT&T remains subject to the statutory requirements of Title II of the Communications Act. AT&T must offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory; it is subject to the FCC's complaint process, and it must give notice to the FCC and affected
customers  prior  to  discontinuance,   reduction,  or  impairment  of  service.

Commitments made by AT&T to address concerns that had been raised about declaring AT&T to be non-dominant have been satisfied or otherwise expired.

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

         Wireless Regulatory Environment

         The FCC regulates the licensing, construction, operation, acquisition, sale and resale of wireless systems in the United States pursuant to the Communications Act of 1934 and the associated rules, regulations and policies promulgated by the FCC. FCC terminology distinguishes between "cellular" licenses, which utilize a frequency of 850 megahertz, and ""PCS" licenses, which utilize a frequency of 1900 megahertz. The different types of licenses and their associated systems may have differing technical characteristics.

         Licensing of wireless services systems

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

         The FCC awarded initial PCS licenses by auction. Auctions began with the 30 megahertz major trading area licenses and concluded in 1998 with the last of the basic trading area licenses. However, in March 1998, the FCC adopted an order that allowed financially troubled entities that won PCS 30 megahertz C-Block licenses at auction to obtain financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The FCC completed the reauction of the returned licenses in April 1999. In addition, certain of the C-block licenses are currently in bankruptcy proceedings. The FCC cancelled some of these licenses, and completed the reauction of the licenses in January 2001. The FCC's cancellation of the licenses has been challenged by one of the bankrupt licensees, and there is no guarantee that the reauction or the award of any licenses pursuant to the reauction will not be affected by this challenge.

         Under the FCC's current spectrum aggregation rules, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 megahertz of PCS, cellular and certain specialized mobile radio services where there is significant overlap in any geographic area. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s). The FCC recently increased this limit to 55 megahertz for rural areas. These spectrum aggregation rules are subject to a pending FCC proceeding that could revise or eliminate them.

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

         All wireless licenses must satisfy specified coverage requirements. Cellular licenses were required, during the five years following the grant of the initial license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All A, B and C block PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All D, E and F block PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Other point-to-multi-point licenses require a showing of substantial service at renewal. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

         In an effort to balance the competing interests of existing microwave users in the PCS bands and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition period contemplates negotiations between microwave licensees and PCS licensees to accomplish the transition and to govern the terms and conditions of the transition of microwave licensees from the PCS spectrum.
Generally, there is a "voluntary" negotiation period during which incumbent microwave licensees can, but do not have to negotiate with PCS licensees. This is followed by a "mandatory" negotiation period during which incumbent microwave licensees must negotiate in good faith with PCS licensees.

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

         Transfers and assignments of spectrum licenses

         Except for transfers of control or assignments that are considered pro forma, the Communications Act and FCC rules require the FCC's prior approval for the assignment of a license or transfer of control of a licensee for a PCS or cellular system and other types of wireless licenses. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a PCS license within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval subject to the FCC's spectrum aggregation limits. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required if we sell or acquire interests over a certain size. Approval by state or local regulatory authorities having competent jurisdiction may also be required in some circumstances.

         Foreign ownership

         Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC and such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

         Recent regulatory developments

         The FCC has announced rules for making emergency 911 services available by cellular, PCS and other commercial mobile radio service providers, including enhanced 911 services that provide the caller's telephone number, location and other useful information. Commercial mobile radio service providers are required to take actions enabling them to relay a caller's automatic number identification and location (initially the location of the cell site first transmitting the call, and ultimately by an approximation of the caller's actual location) if requested to do so by a public safety dispatch agency. Providers may use either network or handset-based technologies to provide the approximation of the caller's actual location. There is no requirement that dispatch agencies reimburse provider for their costs of deploying such technologies. 911 service must be made available to users with speech or hearing disabilities, but this requirement does not apply to providers of digital wireless services until 2002. Finally, wireless handsets capable of receiving analog signals must be able to complete 911 calls using the strongest analog signal available to the caller, even if the caller does not subscribe to the carrier providing the strongest signal. State actions incompatible with the FCC rules are subject to preemption by the FCC.

         On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. Although many of the provisions of this order were struck down by the U.S. Court of Appeals for the Eighth Circuit, on January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. On June 10, 1999, the Eighth Circuit issued an order requesting briefs on certain issues it did not address in its earlier order, including the pricing regime for interconnection. While appeals have been pending, the rationale of the FCC's order has been adopted by many states' public utility commissions, with the result that the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels. In July 2000, the Eighth Circuit rejected certain aspects of the FCC's pricing methodology, but stayed its order pending appeal by affected parties to the U.S. Supreme Court. The U.S. Supreme Court has agreed to review this case.

         In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and can be required to contribute to state universal funds. Many states are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. The FCC's universal service order was modified on appeal in the U.S. Court of Appeals for the Fifth Circuit. The court's ruling has had the effect of reducing commercial mobile radio service provider support payments required for the federal universal service programs. The U.S. Supreme Court has agreed to address the constitutionality of the FCC's universal service order, in particular as it affects the amount of funds to which telephone companies are entitled to help defray the costs of providing basic telephone service. The Court's determination may also affect the FCC's interconnection pricing methodology.

         On August 1, 1996, the FCC released a report and order expanding the flexibility of cellular, PCS and other commercial mobile radio service providers to provide fixed as well as mobile services. These fixed services include, but need not be limited to, wireless local loop services, for example, to apartment and office buildings, and wireless backup services to private branch exchange or switchboards and local area networks, to be used in the event of interruptions due to weather or other emergencies. If the fixed services are provided as an ancillary service to a carrier's mobility services, the FCC has decided that such fixed services should be regulated as commercial mobile radio services. The FCC declined to render a prospective ruling on how fixed services provided on a co-primary basis with mobility services should be regulated or if they should be subjected to universal service obligations. Rather, it has announced its intention to decide such matters on a case-by-case basis depending on the characteristics of a provider's fixed service offering. The FCC has been presented with one such case, but has not yet ruled on it. It is unclear what effect, if any, such a ruling would have on the business of AT&T Wireless Group.

         The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or PCS providers and from a cellular or PCS provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that number portability is necessary to conserve telephone numbers. The FCC has also adopted rules requiring cellular and PCS providers to provide certain functions to facilitate electronic surveillance by law enforcement officials by June 30, 2000. Carriers must be able to provide additional surveillance capabilities by September 30, 2001. AT&T Wireless Group has sought permission for a flexible deployment schedule from the FCC. The FCC has not ruled on the request and there can be no assurance that the FCC will grant the request. In addition, in August 2000, the U.S. Court of Appeals for the District of Columbia Circuit invalidated some of these rules and remanded them to the FCC for further consideration. Various other petitions are pending before the FCC seeking suspension or further extensions of the deadlines applicable to providing surveillance capabilities. It is not known how the FCC will revise its rules or whether it will extend either or both of the compliance deadlines or what the scope of penalties for failing to comply may be.

         In 1997, the FCC determined that the rate integration requirement of the Communications Act applies to the interstate, interexchange services of commercial mobile radio service providers. Rate integration requires a carrier to provide service between the continental U.S. and offshore U.S. states and territories under the same rate structure applicable to service between two points in the continental U.S. The FCC delayed implementation of the rate integration requirements with respect to wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement to integrate commercial mobile radio service long distance rates among commercial mobile radio service affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange commercial mobile radio service services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical commercial mobile radio service offerings, including one-rate plans. In July 2000, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC's holding that the Communications Act unambiguously extends rate integration to providers of commercial mobile services. The court remanded the matter to the FCC for further consideration. Pending conclusion of this further proceeding, the rate integration requirement does not apply to commercial mobile services. To the extent that AT&T Wireless Group is required to offer services subject to the FCC's rate integration requirements, its pricing flexibility will be reduced. We cannot assure you that the FCC will decline to impose rate integration requirements on AT&T Wireless Group or decline to require it to integrate its commercial mobile radio service long distance rates across its commercial mobile radio service affiliates.

         In 1998, the FCC adopted new rules limiting the use of customer proprietary network information by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules were struck down by the U.S. Court of Appeals for the Tenth Circuit in 1999, and their effectiveness has been stayed pending the court's review of a petition to the FCC for reconsideration. Even if the rules are reinstated, AT&T Wireless Group does not anticipate that they will result in a significant adverse impact on its financial position, results of operation or liquidity.

         State commissions have become increasingly aggressive in their efforts to conserve numbering resources. Examples of state conservation methods include: number pooling, number rationing and code sharing. A number of states have petitioned the FCC for authority to adopt "technology specific" overlays that would require wireless providers to obtain telephone numbers out of a separate area code and may require wireless providers to change their customers' telephone numbers. These efforts may impact wireless service providers by imposing additional costs or limiting access to numbering resources.

         The FCC has adopted detailed billing rules for landline telecommunications service providers and applied a number of these rules to commercial mobile radio services providers. The FCC is considering whether carriers that decide to pass through their mandatory universal service contributions to their customers should be required to provide a full explanation of the program, and whether to ensure that the carriers that pass through their contribution do not recover amounts greater than their mandatory contributions from their customers. Adoption of some of the FCC's proposals could increase the complexity of our billing processes and restrict our ability to bill customers for services in the most commercially advantageous way.

         The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if such results are not readily achievable, it is not clear how liberally the FCC will construe this exemption. Accordingly, the rules could require us to make material changes to our network, product line, or services at our expense.

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

         The FCC has adopted rules specifying standards and the methods to be used in evaluating radiofrequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. AT&T Wireless Group's network facilities and the handsets it sells to customers comply with these standards.

         Media reports have suggested that some radio frequency emissions from wireless handsets may be linked to health concerns, including the incidence of cancer. Although some studies have suggested that radio frequency emissions may cause certain biological effects, all of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Earlier this year, CTIA entered into a Cooperative Research and Development Agreement to sponsor such research.

         Studies have shown that some hand-held digital telephones may interfere with some medical devices, including hearing aids and pacemakers. The FDA has recently issued guidelines for the use of wireless phones by pacemaker wearers. Additional studies are underway to evaluate and improve the compatibility of hearing aids and digital wireless phones.

         State and local regulation

         State and local governments are preempted from regulating either market entry by, or the rates of, wireless operators. However, state governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. As noted above, States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC and have been delegated certain authority by the FCC in the area of number allocation and administration. At the local level, wireless facilities typically are subject to zoning and land use regulation. However, under the federal Telecommunications Act, neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or unreasonably discriminate against a carrier. Numerous State and local jurisdictions have considered imposing conditions on a driver's use of wireless technology while operating a motor vehicle, and a few have actually done so.

Cable Regulation and Legislation

         The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

         The Telecommunications Act required the FCC to implement numerous rulemakings, some of which are still subject to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect AT&T Broadband's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of AT&T Broadband's cable systems.

         Cable Rate Regulation

         The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions not typically satisfied in the current marketplace.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

         The FCC historically administered rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the Telecommunications Act, however, the FCC's authority to regulate CPST rates sunset on March 31, 1999.

         Cable Entry Into Telecommunications

         The Telecommunications Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of way. Although the Telecommunications Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service." The Telecommunications Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001 if the cable operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's provision of cable Internet service does not affect the favorable pole rates, but a recent decision by the Eleventh Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for the federal rate structure. This decision could lead to substantial increases in pole attachment rates, and certain utilities have already proposed vastly higher pole attachment rates based in part on the existing court decision. The United States Supreme Court is now reviewing this decision. The Eleventh Circuit mandate has been stayed pending Supreme Court action, and a variety of cable operators, including AT&T Broadband, are challenging certain increased pole attachment rates at the FCC.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the Telecommunications Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. A number of implementation details are subject to ongoing regulatory and judicial review, but the basic requirement is now well established.

         Cable Systems Providing Internet Service

         Although there is at present no significant federal regulation of cable system delivery of Internet services, and the Federal Communications Commission recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The Federal Trade Commission and the FCC recently imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators. Some states and local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. In June 2000, the Ninth Circuit Court of Appeals rejected an attempt by the City of Portland, Oregon to impose mandatory Internet access requirements on the local cable operator. AT&T Broadband has commenced a technical and operational trial to test how multiple Internet service providers can offer high-speed, always-on cable Internet service over a hybrid fiber coaxial network.

         Telephone Company Entry Into Cable Television

         The Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dial tone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

         Under the Telecommunications Act, a LEC or other entity providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless it elects to provide its programming via an "open video system" ("OVS"). It was anticipated that the primary benefit of using an OVS regulatory model was to avoid the need to obtain a local franchise prior to providing services. However, a January 1999 federal court of appeals decision held that OVS providers can be required to obtain such a franchise. To be eligible for OVS status, the provider cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The Telecommunications Act provides a few limited exceptions to this buyout prohibition.

         Electric Utility Entry Into
Telecommunications/Cable Television

         The Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCCs notwithstanding the public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

         Cable Television Ownership Restrictions

         Pursuant  to  the  1992  Cable  Act,   the  FCC   adopted   regulations
establishing a 30% limit on the number of multichannel video subscribers (including cable and DBS subscribers) nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending judicial review.

         The Federal Communications Commission directly addressed the 30% ownership rule (and the applicable ownership attribution standards) in its June 2000 ruling on AT&T's merger with MediaOne. The FCC allowed the merger to go forward, but required AT&T to elect one of three divestiture options to come into compliance with the 30% ownership cap. Compliance (or arrangements for compliance) is required by May, 2001.

         The FCC previously adopted regulations limiting carriage by the cable operator of national programming services in which that operator holds an attributable interest to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

         In March, 2001, the D.C. Circuit Court of Appeals struck down the rules adopted by the FCC pertaining to ownership and programming carriage and remanded the issues back to the FCC for further review. The impact of this decision, including its impact on the MediaOne Order, is not yet known.

         The Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The Telecommunications Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Must Carry/Retransmission Consent

         The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on AT&T Broadband's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry simultaneously all analog and digital signals transmitted by the television stations during the multi-year transition in which a single broadcast license is authorized to transmit both an analog and a digital signal. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of that tentative conclusion.

         Access Channels

         LFAs can include franchise provisions requiring cable operators to set aside certain channels for non-commercial public, educational and governmental ("PEG") access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (up to 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

         "Anti-Buy Through" Provisions

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

         Access to Programming

         To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to AT&T Broadband. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

         Inside Wiring; Subscriber Access

         Federal Communications Commission rules require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The Federal Communications Commission has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it more difficult for AT&T Broadband to provide service in multiple dwelling unit complexes.

         Other Regulations of the Federal Communications
Commission

         In addition to the Federal Communications Commission regulations noted above, there are other regulations of the Federal Communications Commission covering such areas as:

     o equal employment opportunity (currently suspended as a result of a judicial ruling),
     o    subscriber privacy,
     o    programming practices, including, among other things:

          (1) syndicated program exclusivity, which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights, (2) network program nonduplication, (3) local sports blackouts, (4) indecent programming, (5) lottery programming, (6) political programming, (7) sponsorship identification, (8) children's programming advertisements, and
               (9) closed captioning,

     o    registration of cable systems and facilities licensing,
     o    maintenance of various records and public inspection files,
     o    aeronautical frequency usage,
     o    lockbox availability,
     o    antenna structure notification,
     o    tower marking and lighting,
     o    consumer protection and customer service standards,
     o    technical standards,
     o    consumer electronics equipment compatibility, and
     o    emergency alert systems.

         The Federal Communications Commission recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in some locations, so AT&T Broadband and several other cable operators filed a request at the FCC that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems.

         The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages.

         The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations.

         Copyright

         Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect AT&T Broadband's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

         State and Local Regulation

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

         Proposed Changes in Regulation

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

COMPETITION

         Competition in long distance and local telecommunications services is based on price and pricing plans, the types of services offered, customer service, access to customer premises, and communications quality, reliability and availability, as well as, for business customers, the ability to provide high quality data communication services and technical support. AT&T's principal competitors include MCIWorldcom, Inc., Sprint Corporation, the RBOCs and GTE Corporation. AT&T also experiences significant competition in long distance from a number of newer entrants, such as Qwest, and a large number of smaller entities, including dial around resellers. In addition, long distance telecommunications providers have been facing competition from non-traditional sources, including as a result of technological substitutions, such as Internet telephony, e-mail, and wireless services.

                  The ILECs have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way and are AT&T's primary competitors in the local services market. Additionally, a number of long distance telecommunication, wireless, cable and other service providers have entered the local services market in competition with AT&T. Some of these actual and potential competitors have substantial financial and other resources. AT&T also competes in the local services market with a number of CLECs, a few of which have existing local networks and significant financial resources.

         Competition for subscribers among wireless service providers is based principally upon the services and features offered, call quality, customer service, system coverage and price. AT&T Wireless Group's ability to compete successfully will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. Increased competitive pressures, the introduction or popularity of new products and services, including prepaid phone products, as well as a general softening of the economy, could adversely affect our results, increase our churn and decrease our average revenue per user. AT&T Wireless Group's primary national competitors are Cingular, Verizon Wireless, Nextel Communications, Inc., VoiceStream Communications and Sprint PCS.

         In addition, the wireless communications industry has been experiencing significant consolidation and the AT&T Wireless Group expects that this consolidation will continue. The previously announced, or recently completed, mergers or joint ventures of Bell Atlantic/GTE/Vodafone AirTouch (now called Verizon), SBC/Bell South/Ameritech (now called Cingular) have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to AT&T Wireless Group's offerings. In addition, in July 2000, VoiceStream Communications and Deutsche Telekom announced a proposed transaction. These mergers or ventures have caused AT&T Wireless Group's ranking to decline to third in U.S. revenue and U.S. subscriber share. In terms of U.S. population covered by licenses, or POPs, AT&T Wireless Group, including partnerships and affiliates, ranks third. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than the AT&T Wireless Group and to obtain roaming rates that are more favorable than those obtained by AT&T Wireless Group, and may be better able to respond to offers of AT&T Wireless Group.

         AT&T Wireless Group's cellular operations have always experienced direct competition from the second cellular licensee in each market. Beginning in 1997, AT&T Wireless Group began experiencing competition from as many as six license holders in certain markets. Competition from new providers in AT&T Wireless Group's markets will continue to increase as the networks of license holders are built out over the next several years. In addition, the FCC is likely to offer additional spectrum for wireless mobile licenses in the future using existing or new technologies.

                  Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. There are alternative methods of distributing the same or similar video programming offered by cable television systems. These include direct broadcast satellite, known as DBS, (allowing the subscriber to receive video services directly via satellite using a relatively small dish), telephone networks (whether it is through wireless cable, or through upgraded telephone networks), utility company networks, MMDS (which deliver programming services over microwave channels received by customers with special antennas), competitive, non-exclusive franchises, city provided cable services, SMATV systems (which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities). In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. Additionally, as AT&T Broadband begins to offer new services such as high speed Internet access and telephone services, there will be significant competition from both the local telephone companies and new providers of such services.

         DBS has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 14 million subscribers nationwide DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. DBS companies now need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The DBS industry recently initiated a judicial challenge to the statutory requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the must carry requirement (similar to the one already applicable to cable systems) is unconstitutional. EchoStar began providing high-speed Internet access in late 2000, and DirecTV, who has partnered with AOL, reports that it will begin providing its own version of high-speed Internet access shortly. These developments will provide significant new competition to AT&T Broadband's offering of high speed Internet access.

         AT&T currently faces significant competition and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their positions in the communications services markets. These may include entrants from other segments of the communications and information services industry or global competitors seeking to expand their market opportunities. Many such new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships. The Telecommunications Act has already had a significant impact on the competitive environment. Anticipating changes in the industry, non-RBOC LECs, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have integrated their local service offerings with long distance offerings in advance of AT&T offering combined local and long distance service in these areas, and continue to adversely affect AT&T's revenues and earnings in these service regions.

         In addition, the Telecommunications Act permits RBOCs to provide interLATA interexchange services after demonstrating to the FCC that such provision is in the public interest, and that it has satisfied the conditions for developing local competition established by the Telecommunications Act. The RBOCs have petitioned the FCC for permission to provide interLATA interexchange services in one or more states within their home market; to date the FCC has granted four of these petitions. In December 1999, Verizon became the first RBOC to obtain approval to provide long distance in a state within its home territory, in New York. The FCC authorized SBC Communications, Inc.'s Texas application in April 2000. More recently, in February 2001, the FCC approved SBC applications in Kansas and Oklahoma.

         To the extent that the RBOCs obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, there is a substantial risk that AT&T and other interexchange service providers would be at a disadvantage to the RBOCs in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could adversely affect AT&T's future revenue and earnings. In any event, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to adversely affect AT&T's future long distance revenue and could adversely affect future earnings. In addition, the substitution of data and Internet services for voice services is likely to depress earnings because of the smaller margin these services contain.

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

EMPLOYEES

         At December 31, 2000 AT&T employed approximately 166,000 persons in its operations, approximately 97% of whom are located domestically. About 22% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 94% are represented by the Communications Workers of America
(CWA), which is affiliated with the AFL-CIO; about 5% by the International Brotherhood of Electrical Workers (IBEW), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 2002.

         Of AT&T's employees, approximately 29,000 persons were employed by the AT&T Wireless Group in its operations, virtually all of whom are located in the United States.

SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT
EXPENSE INFORMATION

         For information about the Company's research and development expense, see Note 3 to the Consolidated Financial Statements included in Item 8 to this Annual Report. For information about the consolidated operating revenues contributed by the Company's major classes of products and services, see the revenue tables and descriptions following the caption "Segment Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

LIBERTY MEDIA GROUP

         The economic performance of the Liberty Media Group are reflected in the Liberty Media Group tracking stock. A description of the Liberty Media Group is included as Exhibit (99)b to this Form 10-K.

SPECIAL CONSIDERATIONS

         Investors should carefully consider the following factors regarding their investment in AT&T Corp. securities, including AT&T Common Stock and AT&T Wireless Group Tracking Stock.

SPECIAL CONSIDERATIONS RELATING TO THE FACT THAT AT&T WIRELESS GROUP TRACKING STOCK IS A TRACKING STOCK

The market price of AT&T Common Stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock may not reflect the financial performance and economic value of each groups as we intend and may not effectively track the separate performance of each group

         The market price of AT&T Common Stock, AT&T Wireless Group tracking stock and Liberty Media Tracking Stock may not in fact reflect the financial performance and economic value of each group as we intend. Holders of AT&T Common Stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock will continue to be common shareholders of AT&T Corp. and, as such, will be subject to all risks associated with an investment in AT&T Corp. and all of its businesses, assets and liabilities. The performance of AT&T Corp. as a whole may affect the market price of each stock or the market price could more independently reflect the performance of the business of each group. Investors may discount the value of each stock because each group is part of a common enterprise with the rest of the operations of AT&T Corp. rather than a stand-alone entity.

Holders of AT&T common stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock are shareholders of one company and, therefore, financial impacts on one group could affect the other groups

         Holders of AT&T common stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock are all common shareholders of AT&T Corp., and are subject to risks associated with an investment in a single company and all of AT&T Corp.'s businesses, assets and liabilities. Financial effects arising from one group that affect AT&T Corp.'s consolidated results of operations or financial condition could, if significant, affect the combined results of operations or financial position of the other groups or the market price of the class of common shares relating to the other groups. In addition, if AT&T Corp. or any of its subsidiaries were to incur significant indebtedness on behalf of a group, including indebtedness incurred or assumed in connection with an acquisition or investment, it could affect the credit rating of AT&T Corp. and its subsidiaries. This, in turn, could increase the borrowing costs of the other groups and AT&T Corp. as a whole. Net losses of any group and dividends or distributions on shares of any class of common or preferred stock will reduce the funds of AT&T Corp. legally available for payment of future dividends on each of AT&T common stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock. For these reasons, you should read AT&T's consolidated financial information together with the financial information of AT&T Wireless Group and Liberty Media Group.

 The complex nature of the terms of AT&T Wireless Group tracking stock and Liberty Media Group tracking stock, or confusion in the marketplace about what a tracking stock is, could adversely affect the market prices of AT&T Wireless Group tracking stock or Liberty Media Group tracking stock

         Tracking stocks, like AT&T Wireless Group tracking stock and Liberty Media Group tracking stock, are more complex than traditional common stock and are not directly comparable to common stock of companies that have been spun off by their parent companies. The complex nature of the terms of the tracking stock, and the potential difficulties investors may have in understanding these terms, may adversely affect the market price of such tracking stock. Examples of these terms include:

     o discretion of AT&T's board of directors to make determinations affecting AT&T Wireless Group tracking stock,

     o redemption and conversion rights in the event AT&T disposes of substantially all the assets attributed to AT&T Wireless Group,

     o ability of AT&T to convert shares of AT&T Wireless Group tracking stock into shares of AT&T common stock, or

     o voting rights of AT&T Wireless Group tracking stock, Liberty Media Group tracking stock and AT&T common stock.

     Confusion in the marketplace about what a tracking stock is and what it is intended to represent could also adversely affect the market price of AT&T Wireless Group tracking stock and Liberty Media Group tracking stock.

Holders of AT&T Wireless Group tracking stock will have limited separate shareholder rights, and will have no additional rights specific to AT&T Wireless Group, including direct voting rights

         Holders of AT&T Wireless Group tracking stock do not have any direct voting rights in AT&T Wireless Group, except to the extent required under AT&T's charter or by New York law. Separate meetings for holders of AT&T Wireless Group tracking stock are not held. When a vote is taken on any matter as to which all of our common shares are voting together as one class, any class or series of our common shares that is entitled to more than the number of votes required to approve the matter being voted upon is in a position to control the outcome of the vote on that matter.

     Currently:
     o    each share of AT&T common stock has one vote,
     o each share of Class B Liberty Media Group tracking stock has 0.375 of a vote,
     o each share of Class A Liberty Media Group tracking stock has 0.0375 of a vote and
     o    each share of AT&T Wireless Group tracking stock has 0.5 of a vote.

         The voting power of each class is subject to adjustment for stock splits, stock dividends and combinations, including any distribution of AT&T Wireless Group tracking stock to holders of AT&T common stock.

There is no board of directors or committee that owes any separate fiduciary duties to holders of tracking stock, apart from those owed to AT&T shareholders generally

         AT&T does not have a separate board of directors to represent solely the interests of the holders of AT&T Wireless Group tracking stock or Liberty Media Group tracking stock. Each of AT&T Corp.'s board of directors, the AT&T Wireless Group capital stock committee and the Liberty Media Group capital stock committee owes fiduciary duties to AT&T Corp. and its shareholders as a whole. Consequently, there is no separate board of directors or committee that owes any separate duties to the holders of tracking stock.

Until the split-off, AT&T Wireless Group will be controlled by AT&T

         Subject to fiduciary duties, our policy statements and inter-company agreements, our board of directors could make operational and financial decisions or implement policies that affect disproportionately the businesses of a group. These decisions could include:

     o    allocation of financing opportunities in the public markets,
     o    allocation of business opportunities, resources and personnel, and
     o transfers of services, including sales agency, resale and other arrangements, funds or assets between groups and other inter-group transactions that, in each case, may be suitable for one or more groups. Any of these decisions may benefit one group more than the other groups.

         In addition, AT&T Wireless Group is, and may continue to be, subject to AT&T Corp.'s existing agreements or arrangements with third parties and consent decrees, as well as new agreements or decrees. These agreements or arrangements or decrees currently may benefit AT&T Wireless Group, as in the case of purchasing arrangements, or may have the effect of limiting or impairing its business opportunities. For example, AT&T and British Telecommunications plc have entered into a joint venture agreement for the provision of global communications services. As part of that joint venture agreement, among other things, AT&T has agreed to various restrictions on its businesses and activities, including non-competition provisions and exclusive purchasing requirements, all of which apply to AT&T Wireless Group.

Holders of tracking stock may have potentially diverging interests from holders of other classes of AT&T Corp. capital stock

         The existence of separate classes of our common stock could give rise to occasions when the interests of the holders of AT&T common stock, AT&T Wireless Group tracking stock and/or Liberty Media Group tracking stock diverge, conflict or appear to diverge or conflict. Examples include determinations by AT&T Corp.'s board of directors to:

     o    set priorities for use of capital and debt capacity,
     o pay or omit the payment of dividends on AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Group tracking stock, except where such dividends are required,
     o redeem shares of AT&T Wireless Group tracking stock for shares of AT&T common stock or stock of qualifying subsidiaries of AT&T Corp.,
     o    approve dispositions of assets attributed to any group,
     o allocate the proceeds of issuances of AT&T Wireless Group tracking stock either to AT&T Common Stock Group with a corresponding reduction in the AT&T Common Stock Group's retained portion, if any, or to the equity of AT&T Wireless Group,
     o    formulate public policy positions for AT&T,
     o    establish material commercial relationships between groups, and
     o make operational and financial decisions with respect to one group that could be considered to be detrimental to another group.

         In addition, decisions regarding distribution and other commercial arrangements between the groups may affect costs, service alternatives and marketing approaches for each group. When making decisions with regard to matters that create potential diverging interests, our board of directors will act in accordance with:

     o the terms of AT&T Corp.'s charter, the AT&T Wireless Group policy statement, the Liberty Media Group policy statement and the inter-group agreement between AT&T and Liberty Media Group, which governs the relationship between AT&T Common Stock Group and Liberty Media Group, to the extent applicable, and

     o its fiduciary duties, which require our board of directors to consider the impact of these decisions on all shareholders of AT&T Corp.

     Our board of directors also could, from time to time, refer to the Liberty Media Group capital stock committee and the AT&T Wireless Group capital stock committee matters involving any conflict, and have those committees report to our board of directors on those matters or decide those matters to the extent permitted by AT&T's by-laws and applicable law.

AT&T's board of directors may redeem tracking stock in exchange for stock of another subsidiary

         AT&T Corp.'s charter provides that AT&T Corp. may, at any time, redeem all outstanding shares of AT&T Wireless Group tracking stock or Liberty Media Group tracking stock in exchange for a specified number of outstanding shares of common stock of a subsidiary of AT&T Corp. that satisfies certain requirements under the Internal Revenue Code and that holds, directly or indirectly, all of the assets and liabilities of such group. This type of redemption may only be made on a pro rata basis, and must be tax free to the holders of tracking stock, except with respect to any cash that holders receive in lieu of fractional shares.

         If we complete the proposed split-off of AT&T Wireless Group and Liberty Media Group in the manner we contemplate, our Board of Directors will use this redemption right to exchange all shares of AT&T Wireless Group tracking stock for shares of AT&T Wireless Services and all shares of Liberty Media Group tracking stock for shares of Liberty Media Corporation. In this case, shareholders of AT&T Wireless Group tracking stock and Liberty Media Group tracking stock would no longer be shareholders of AT&T but would be shareholders of a AT&T Wireless Services or Liberty Media Corporation, respectively.

 A decision by AT&T Corp.'s board of directors to dispose of assets attributed to AT&T Wireless Group could have an adverse impact on the trading price of AT&T Wireless Group tracking stock

         Assuming AT&T Wireless Group's assets represent less than substantially all of the properties and assets of AT&T Corp. as a whole, our board of directors could, in its sole discretion and without shareholder approval, approve sales and other dispositions of any amount of the properties and assets of AT&T Wireless Group because the New York Business Corporation Law, or NYBCL, requires shareholder approval only for a sale or other disposition of all or substantially all of the properties and assets of all of AT&T Corp.

         However, in the event of a disposition of all or substantially all of the properties and assets attributed to AT&T Wireless Group, generally defined as 80% or more of the fair value of that group, AT&T will be required under its charter to:

     o convert each outstanding share of AT&T Wireless Group tracking stock into shares of AT&T common stock at a 10% premium, or

     o distribute cash and/or securities, other than AT&T common stock, or other property equal to the fair value of the net proceeds from that disposition allocable to AT&T Wireless Group tracking stock, either by special dividend or by redemption of all or part of the outstanding shares of AT&T Wireless Group tracking stock, or

     o take a combination of the actions described in the preceding bullet points whereby AT&T Corp. would convert some shares of AT&T Wireless Group tracking stock into AT&T common stock at a 10% premium and pay a dividend on the remaining shares of AT&T Wireless Group tracking stock or redeem all or part of the remaining shares of AT&T Wireless Group tracking stock for cash and/or property equal to the fair value of a portion of the net proceeds of the disposition allocable to AT&T Wireless Group tracking stock.

         Our board of directors is not required to select the option that would result in the distribution with the highest value to the holders of AT&T Wireless Group tracking stock. In addition, under New York law, our board of directors could decline to dispose of AT&T Wireless Group assets even if a majority of the holders of AT&T Wireless Group tracking stock request such a disposition.

AT&T Corp. may take positions on public policy or regulatory matters that benefit one group more than another

         Because of the nature of the businesses of AT&T Common Stock Group, and AT&T Wireless Group, the groups may have diverging interests as to the position AT&T Corp. should take with respect to various regulatory issues. For example, FCC regulations that may advance the interests of one group may not advance the interests of the other groups. Under the AT&T Wireless Group policy statement, we will resolve material matters involving potentially divergent interests in a manner that our board of directors, or the AT&T Wireless Group capital stock committee, determines to be in the best interests of AT&T Corp. and all of our common shareholders after giving fair consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of our common shares. Nevertheless, our board of directors could take positions on any given issue that may benefit one group more than another.

The fiduciary duties of our board of directors to more than one class of common stock are not clear under New York law

         Although we are not aware of any legal precedent under New York law involving the fiduciary duties of directors of corporations having two or more classes of common stock, or separate classes or series of capital stock, principles of Delaware law established in cases involving differing treatment of two classes of capital stock or two groups of holders of the same class of capital stock provide that a board of directors owes an equal duty to all shareholders regardless of class or series, and does not have separate or additional duties to either group of shareholders. Under these principles of Delaware law and the related principle known as the "business judgment rule," absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed board of directors, or a committee of the board of directors, with respect to any matter having disparate impacts upon holders of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Group tracking stock would be a defense to any challenge to a determination made by or on behalf of the holders of any class of our common shares. Nevertheless, a New York court hearing a case involving this type of a challenge may decide to apply principles of New York law different from the principles of Delaware law discussed above, or may develop new principles of law, in order to decide that case. Any future shareholder litigation over the meaning or application of the terms of the tracking stock or our board's policies may be costly and time consuming to AT&T, AT&T Wireless Group and Liberty Media Group.

Our board of directors has the ability to control inter-group transactions between AT&T Common Stock Group and AT&T Wireless Group

         Our board of directors may decide to transfer funds or other assets between groups. Transfers of assets from AT&T Common Stock Group to AT&T Wireless Group that our board of directors designates as an equity contribution by AT&T Common Stock Group to AT&T Wireless Group will result in an increase in AT&T Common Stock Group's retained portion of the value of AT&T Wireless Group.

         Under the AT&T Wireless Group policy statement, AT&T Common Stock Group may make loans to AT&T Wireless Group at interest rates and on terms and conditions substantially equivalent to the interest rates and terms and conditions that AT&T Wireless Group would be able to obtain from third parties, including the public markets, as a non-affiliate of AT&T without the benefit of any guaranty by AT&T or any member of AT&T Common Stock Group. The AT&T Wireless Group policy statement contemplates that these terms will apply regardless of the interest rates and terms and conditions on which AT&T or members of AT&T Common Stock Group may have acquired the subject funds. We anticipate that interest rates payable by AT&T Wireless Group initially will be higher than those payable by AT&T or the AT&T Common Stock Group.

         Any increase in AT&T Common Stock Group's retained portion of AT&T Wireless Group resulting from an equity contribution, or any decrease in that retained portion resulting from a transfer of funds from AT&T Wireless Group to AT&T Common Stock Group, would be determined by reference to the then-current market value of AT&T Wireless Group tracking stock. Such an increase or decrease, however, could occur at a time when those shares are considered under- or over-valued and such a decrease could occur at a time when those shares are considered under- or over-valued.

Our board of directors may change the AT&T Wireless Group Policy Statement or our By-Laws without shareholder approval

         The AT&T Wireless Group policy statement governs the relationship between AT&T Common Stock Group and AT&T Wireless Group and AT&T Corp.'s by-laws create a capital stock committee that oversees the interaction between the two groups. Our board of directors may modify, suspend or rescind the policies set forth in the policy statement or make additions or exceptions to them, in the sole discretion of our board of directors, without approval of our shareholders, although there is no present intention to do so. Our board of directors may also adopt additional policies, depending upon the circumstances. AT&T Corp.'s by-laws may similarly be modified, suspended or rescinded. Our board of directors would make any determination to modify, suspend or rescind these policies or our by-laws, or to make exceptions to them or adopt additional policies or by-laws, including any decision that would have disparate impacts upon holders of AT&T common stock and AT&T Wireless Group tracking stock, in a manner consistent with its fiduciary duties to AT&T Corp. and all of our common shareholders after giving fair consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of our common shares, including the holders of AT&T common stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock.

It will be difficult for a third party to acquire AT&T Wireless Group without AT&T Corp.'s consent

         If AT&T Wireless Group were an independent entity, any person interested in acquiring it without negotiation with our management could seek control of the outstanding stock of that entity by means of a tender offer or proxy contest. Although AT&T Wireless Group tracking stock is a class of our common shares that is intended to reflect the financial performance and economic value of AT&T Wireless Group, a person interested in acquiring only AT&T Wireless Group without negotiation with our management still would be required to seek control of the voting power represented by all of the outstanding capital stock of AT&T Corp. entitled to vote on that acquisition, including the classes of common shares related to the other groups. As a result, this may discourage potential interested bidders from seeking to acquire AT&T Wireless Group.

Future sales of AT&T Wireless Group tracking stock and AT&T common stock could adversely affect their respective market prices and the ability to raise capital in the future

         Sales of substantial amounts of AT&T Wireless Group tracking stock, including any sale by AT&T of AT&T Wireless Services shares it retains in the split-off, and AT&T common stock in the public market could hurt the market price of AT&T Wireless Group tracking stock. This also could hurt AT&T's ability to raise capital in the future. The shares of AT&T Wireless Group tracking stock that we sold to the public in April 2000 and the shares AT&T Wireless Group tracking stock to be issued in the exchange offer AT&T expects to conduct in the second quarter 2001 are or will be freely tradable without restriction under the Securities Act of 1933 by persons other than "affiliates" of AT&T, as defined under the Securities Act. Any sales of substantial amounts of AT&T Wireless Group tracking stock or AT&T common stock in the public market, or the perception that those sales might occur, could materially adversely affect the market price of AT&T Wireless Group tracking stock.

         The approval of the shareholders of AT&T and AT&T Wireless Group will not be solicited for the issuance of authorized but unissued shares of AT&T Wireless Group tracking stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or stock exchange listing requirements. The issuance of those shares could dilute the value of shares of AT&T Wireless Group tracking stock.

We do not expect to pay dividends on AT&T Wireless Group tracking stock or AT&T Wireless Services common stock

         Determinations as to the future dividends on AT&T Wireless Group tracking stock primarily will be based upon the financial condition, results of operations and business requirements of AT&T Wireless Group and AT&T Corp. as a whole. We currently do not expect to pay any dividends on AT&T Wireless Group tracking stock for the foreseeable future, nor do we expect AT&T Wireless Services to pay any dividends on AT&T Wireless Services common stock for the foreseeable future following the split-off.

Changes in the tax law or in the interpretation of current tax law may result in redemption of AT&T Wireless Group tracking stock or may prevent us from issuing further shares

         From time to time, there have been legislative and administrative proposals that, if effective, would have resulted in the imposition of corporate level or shareholder level tax upon the issuance of tracking stock. As of the date of this document, no such proposals are outstanding.

         If there are adverse tax consequences associated with the issuance of AT&T Wireless Group tracking stock, it is possible that we would cease issuing additional shares of AT&T Wireless Group tracking stock. This could affect the value of AT&T Wireless Group tracking stock then outstanding.

         Furthermore, we are entitled to convert AT&T Wireless Group tracking stock into AT&T common stock at a premium of 10% if, based upon the opinion of tax counsel, adverse U.S. federal income tax law developments related to AT&T Wireless Group tracking stock occur.

In some instances, we may optionally redeem AT&T Wireless Group tracking stock, including as a result of an adverse tax law change

         Our board of directors may, at any time after either the occurrence of tax-related events, such as the ones described above, or May 2, 2002, redeem all outstanding shares of AT&T Wireless Group tracking stock for shares of AT&T common stock at a 10% premium. We could decide to redeem shares of AT&T Wireless Group tracking stock at a time when either or both of AT&T common stock and AT&T Wireless Group tracking stock may be considered to be overvalued or undervalued. In addition, a redemption at any premium would preclude holders of AT&T Wireless Group tracking stock from retaining their investment in a security intended to reflect separately the economic performance of AT&T Wireless Group. It would also give holders of shares of converted AT&T Wireless Group tracking stock an amount of consideration that may differ from the amount of consideration a third-party buyer pays or would pay for all or substantially all of the assets of the AT&T Wireless Group.

If we liquidate AT&T, amounts distributed to holders of each class of common stock may not bear any relationship to the value of the assets attributed to the groups

         Under our charter, we would determine the liquidation rights of the holders of the respective classes of stock in accordance with each group's respective market capitalization at the time of liquidation. However, the relative market capitalization of each group may not correctly reflect the value of the net assets remaining and attributed to the groups after satisfaction of outstanding liabilities.

SPECIAL CONSIDERATIONS RELATING TO THE BUSINESS OF AT&T WIRELESS GROUP

 AT&T Wireless Group may substantially increase its debt level in the future, which could subject it to various restrictions and higher interest costs and decrease its cash flow and earnings

         AT&T Wireless Group may substantially increase its debt level in the future, which could subject it to various restrictions and higher interest costs and decrease its cash flow and earnings. It may also be difficult for AT&T Wireless Group to obtain all the financing it needs to fund its business and growth strategy on desirable terms. AT&T Wireless Group currently anticipates requiring substantial additional financing for the foreseeable future to fund capital expenditures, license purchases and costs and expenses in connection with funding its operations, domestic and international investments and its growth strategy and in order to repay indebtedness and preferred equity owed to or held by AT&T and affiliated entities at the time of the split-off. As of December 31, 2000, the aggregate amount of this intercompany debt and preferred equity was approximately $5.4 billion.

AT&T's relationship with DoCoMo contains features that could adversely affect the financial condition of AT&T Wireless Group or the way in which it conducts its business

         The terms of the DoCoMo investment enable DoCoMo to terminate its investment and require repayment of its $9.8 billion investment, plus interest, if AT&T Corp. does not complete the split-off of AT&T Wireless Services within a specified time frame or if by June 30, 2004 AT&T Wireless Group either fails to commence service using an agreed technology in at least 13 of the top 50 domestic markets or abandons wideband code division multiple access, also known as Universal Mobile Telecommunications System, as its primary technology for third generation services. If AT&T must repay DoCoMo's investment before the split-off, AT&T Wireless Group will fund approximately $6.2 billion, plus interest. After the split-off, if DoCoMo requires repayment, AT&T Wireless Services will fund the entire repurchase obligation. If DoCoMo requires repayment of its investment, it may also terminate the technology rights provided to AT&T Wireless Group in connection with its investment.

         Before the split-off, AT&T will need to obtain DoCoMo's consent in order to undertake a number of business actions relating to AT&T Wireless Group. After the split-off, AT&T Wireless Services will need to obtain DoCoMo's consent in order to make any fundamental change in the nature of its business or to allow another wireless operator to acquire more than 15% but less than 50% of AT&T Wireless Services' equity. These limitations could prevent AT&T Wireless Group or AT&T Wireless Services from taking advantage of some business opportunities or relationships that it might otherwise pursue.

AT&T Wireless Group has substantial capital requirements that it may not be able to fund

         AT&T Wireless Group's strategy and business plan will continue to require substantial capital, which AT&T Wireless Group may not be able to obtain or to obtain on favorable terms. A failure to obtain necessary capital would have a material adverse effect on AT&T Wireless Group, and result in the delay, change or abandonment of AT&T Wireless Group's development or expansion plans and the failure to meet regulatory build-out requirements.

         AT&T Wireless Group currently estimates that its capital expenditures for the build out of its networks, including expenditures related to its fixed wireless operations during 2001, will total approximately $5.5 billion, as compared to $4.1 billion in 2000. AT&T Wireless Group expects these 2001 capital expenditure amounts to include approximately $5 billion of mobility expenditures and approximately $450 million for fixed wireless. AT&T Wireless Group also expects to incur substantial capital expenditures in future years. The actual amount of the funds required to finance this network build out and other capital expenditures may vary materially from management's estimate. AT&T Wireless Group has entered into various contractual commitments associated with the development of its third generation strategy totaling approximately $2.1 billion as of the dates the agreements were executed. These include purchase commitments for network equipment. Additionally, AT&T Wireless Group anticipates that it will enter into material purchase commitments in the future.

         AT&T Wireless Group also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. AT&T Wireless Group has also entered into agreements for investments and ventures which have required or will require substantial capital, including agreements to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, which was the successful bidder for licenses costing approximately $2.9 billion in the recently concluded 1900 megahertz auction. These agreements also may contain provisions potentially requiring substantial additional capital in future circumstances, such as allowing the other investors to require AT&T Wireless Group to purchase assets or investments.

The actual amount of funds necessary to implement AT&T Wireless Group's business plan may materially exceed current estimates, which could have a material adverse effect on AT&T Wireless Group's financial condition and results of operations

         The actual amount of funds necessary to implement AT&T Wireless Group's business plan may materially exceed AT&T Wireless current estimates in the event of various factors including:

     o    departures from AT&T Wireless Group's current business plan,
     o    unforeseen delays,
     o    cost overruns,
     o    unanticipated expenses,
     o    regulatory developments,
     o    engineering design changes, and
     o    technological and other risks.

If actual costs do materially exceed AT&T Wireless Group's current estimates for these or other reasons, this could have a material adverse effect on AT&T Wireless Group's financial condition and results of operations.

AT&T Wireless Group's significant network build out requirements may not be completed as planned

         AT&T Wireless Group needs to complete significant remaining build-out activities, including completion of regulatorily required build-out activities in some of its existing wireless markets. Failure or delay to complete the build out of the network and launch operations, or increased costs of this build out and launch of operations, could have a material adverse effect on the operations and financial condition of AT&T Wireless Group.

         As AT&T Wireless Group continues to build out its network, it must, among other things, continue to:

     o lease, acquire or otherwise obtain rights to a large number of cell and switch sites,

     o obtain zoning variances or other local governmental or third-party approvals or permits for network construction,

     o complete the radio frequency design, including cell site design, frequency planning and network optimization, for each of its markets,

     o complete the fixed network implementation, which includes designing and installing network switching systems, radio systems, interconnecting facilities and systems, and operating support systems, and

     o expand and maintain customer care, network management, billing and other financial and management systems.

         In addition, over the next several years, AT&T Wireless Group will be implementing upgrades to its network to access the next generation of digital technology. These events may not occur in the time frame AT&T Wireless Group assumes or that the FCC requires, or at the cost AT&T Wireless Group assumes, or at all. Additionally, problems in vendor equipment availability, technical resources or system performance could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. AT&T Wireless Group intends to rely on the services of various companies that are experienced in design and build out of wireless networks in order to accomplish its build out schedule. However, AT&T Wireless Group may not be able to obtain satisfactory contractors on economically attractive terms or ensure that the contractors obtained will perform as expected.

AT&T Wireless Group's business and operations would be adversely affected if it fails to acquire adequate radio spectrum in FCC auctions or through other transactions

         AT&T Wireless Group's domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. AT&T Wireless Group could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for existing services, as well as to enable development of third generation services. This type of a failure would have a material adverse impact on the quality of AT&T Wireless Group's services and its ability to roll out such future services in certain markets. AT&T Wireless Group intends to continue to acquire more spectrum through a combination of alternatives, including participation in spectrum auctions, purchase of spectrum licenses from companies that own them or purchase of these companies outright.

         As required by law, the FCC periodically conducts auctions for licenses to use certain parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC conducts further auctions in the future, AT&T Wireless Group may not be successful in those future auctions in obtaining the spectrum that it believes is necessary to implement its business and technology strategies.

         AT&T Wireless Group may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, AT&T Wireless Group may not be able to acquire sufficient spectrum through these types of transactions, and it may not be able to complete any of these transactions on favorable terms.

AT&T Wireless Group's business and operations could be hurt if it is unable to establish new affiliates to expand its digital network or if its existing or any new affiliates do not or cannot develop their systems in a manner consistent with AT&T Wireless Group's

         In order to accelerate the build-out of widescale coverage of the United States by a digital mobile wireless network operating on the technical standards AT&T Wireless Group has adopted, AT&T Wireless Group has entered into affiliation agreements with other entities that provide wireless service or hold spectrum licenses. Through contractual arrangements between AT&T Wireless Group and these affiliates, AT&T Wireless Group's customers are able to obtain service in the affiliates' territories, and the affiliates' customers are able to obtain service in AT&T Wireless Group's territory. In all markets where these affiliates operate, AT&T Wireless Group is at risk because it does not control the affiliates. As a result, these affiliates are not obligated to implement AT&T Wireless Group's third generation strategy. AT&T Wireless Group's ability to provide service on a nationwide level and to implement its third generation strategy would be adversely affected if these affiliates decide not to participate in the further development of AT&T Wireless Group's digital network.

         AT&T Wireless Group may establish additional affiliate relationships to accelerate build-out of its digital mobile network. If AT&T Wireless Group is unable to establish such affiliate relationships, or if any such affiliates are unable or do not develop their systems in a manner consistent with AT&T Wireless Group's network, AT&T Wireless Group's ability to service its customers and expand the geographic coverage of its digital network could be adversely affected.

If the FCC denies Alaska Native Wireless' application to acquire licenses for which it was the successful bidder in the recent spectrum auction or, in the future, revokes licenses awarded to Alaska Native Wireless, AT&T Wireless Group's ability to implement its third generation strategy could be adversely affected or AT&T Wireless Group could become obligated to repurchase other investors interests in Alaska Native Wireless

         AT&T Wireless Group has agreed to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, which was the successful bidder for licenses costing approximately $2.9 billion in the recently concluded 1900 megahertz auction. One auction participant has challenged the qualifications of Alaska Native Wireless to acquire "closed" licenses, which constituted most of the licenses for which Alaska Native Wireless was the successful bidder. If the FCC determines that Alaska Native Wireless was not qualified, the FCC could refuse to grant Alaska Native Wireless the closed licenses. If this occurs, it could have a significant adverse impact on AT&T Wireless Group's ability to provide or enhance services in key new and existing markets.

         The Trustee in NextWave Telecom, Inc.'s Chapter 11 bankruptcy proceeding, and the unsecured creditors of NextWave, have commenced litigation relating to the 1900 megahertz auction that could result in a delay in the grant of licenses to successful bidders or revocation of any licenses, including those won or acquired by Alaska Native Wireless and cause Alaska Native Wireless to postpone the development and use of any licenses awarded to it. If this occurs, it could have a significant adverse impact on AT&T Wireless Group's plans to provide or enhance services in key new and existing markets.

         In specified circumstances, if a winning bid of Alaska Native Wireless in the recently concluded 1900 megahertz spectrum auction is rejected or if any license granted to it is revoked, AT&T Wireless Group would become obligated to compensate other investors for making capital available to the venture. In specified circumstances, if the grant of those licenses is challenged, AT&T Wireless Group may be obligated to purchase the interests of other investors.


If AT&T Wireless Group is unable to reach agreement with Alaska Native Wireless regarding the development and use of licenses for which it was the successful bidder in the recent spectrum auction, AT&T Wireless Group s ability to implement its third generation strategy may be adversely affected

         AT&T Wireless Group has not reached any agreements with Alaska Native Wireless as to whether it will participate in AT&T Wireless Group's digital mobile wireless network. Alaska Native Wireless is not obligated to use or develop  any  spectrum  it  acquires  in a  manner  which  will  further,  or be consistent with, AT&T Wireless Group's strategic objectives, although Alaska Native Wireless is obligated to use technology that is compatible and interoperable with AT&T Wireless Group's digital mobile wireless network. If Alaska Native Wireless does not enter into agreements with AT&T Wireless Group regarding the use and development of this spectrum similar to those AT&T Wireless Group has entered into with its affiliates for its existing network, it could have a material adverse impact on the timing and cost of implementing AT&T Wireless Group's third generation strategy.

Potential acquisitions may require AT&T Wireless Group to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming

         An element of AT&T Wireless Group's strategy is to expand its network, which AT&T Wireless Group may do through the acquisition of licenses, systems and wireless providers. These acquisitions may cause AT&T Wireless Group to incur substantial additional indebtedness to finance the acquisitions or to assume indebtedness of the entities that are acquired. In addition, AT&T
Wireless Group may encounter difficulties in integrating those acquired operations into its own operations, including as a result of different technologies, systems, services or service offerings. These actions could prove costly or time consuming or divert management's attention from other business matters.

Failure to develop future business opportunities may have an adverse effect on AT&T Wireless Group's growth potential

         AT&T Wireless Group intends to pursue a number of new growth opportunities, which involve new services for which there are no proven markets. In addition, the ability to deploy and deliver these services relies, in many instances, on new and unproven technology. AT&T Wireless Group's existing technology may not perform as expected and that AT&T Wireless Group may not be able to successfully develop new technology to effectively and economically deliver these services. In addition, these opportunities require substantial capital outlays and spectrum availability to deploy on a large scale. This capital or spectrum may not be available to support these services.

         Furthermore, each of these opportunities entails additional specific risks. For example, the delivery of fixed wireless services requires AT&T Wireless Group to provide installation and maintenance services, which the AT&T Wireless Group has never provided previously. This will require AT&T Wireless Group to hire, employ, train and equip technicians to provide installation and repair in each market served, or rely on subcontractors to perform these services. AT&T Wireless Group may not be able to hire and train sufficient numbers of qualified employees or subcontract these services, or do so on economically attractive terms. The success of wireless data services, on the other hand, is substantially dependent on the ability of others to develop applications for wireless devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services.

         These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. If these services are not successful or costs associated with implementation and completion of the roll out of these services materially exceed those currently estimated by AT&T Wireless Group, AT&T Wireless Group's financial condition and prospects could be materially adversely affected.

 AT&T Wireless Group faces substantial competition

         There is substantial competition in the wireless telecommunications industry. AT&T Wireless Group expects competition to intensify as a result of the entrance of new competitors and the development of new technologies, products and services. Other two-way wireless providers, including other cellular and personal communications services, operators and resellers, serve each of the markets in which AT&T Wireless Group competes.

         A majority of markets will have five or more commercial mobile radio service providers, and all of the top 50 metropolitan markets have at least four, and in some cases as many as seven or more, facilities-based wireless service providers offering wireless services on cellular, personal communications services or specialized mobile radio frequency. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

 Market prices for wireless services may decline in the future

         AT&T Wireless Group anticipates that market prices for two-way wireless services generally will decline in the future due to increased competition. We expect significant competition among wireless providers, including from new entrants, to continue to drive service and equipment prices lower. AT&T Wireless Group also expects that there will be increases in advertising and promotional spending, along with increased demands on access to distribution channels.

         All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors, which we refer to as "churn." AT&T Wireless Group may also adopt customer policies or programs to be more competitive, which may also affect churn. AT&T Wireless Group's ability to compete successfully also will depend on marketing, and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Consolidation in the wireless communications industry may adversely affect AT&T Wireless Group

         The wireless communications industry has been experiencing significant consolidation and AT&T Wireless Group expects that this consolidation will continue. The previously announced mergers or joint ventures of Bell Atlantic Corporation/GTE Corporation/Vodafone AirTouch, now called Verizon, SBC/BellSouth, now called Cingular, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to AT&T Wireless Group's offerings. In addition, in July 2000, VoiceStream Communications and Deutsche Telekom publicly announced a planned merger.

         These mergers or ventures have caused AT&T Wireless Group's ranking to decline to third in U.S. revenue and U.S. subscriber share. In terms of U.S. population covered by licenses, AT&T Wireless Group, including partnerships and affiliates, ranks third. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than AT&T Wireless Group, to obtain roaming rates that are more favorable than those obtained by AT&T Wireless Group, and may be better able to respond to offers of AT&T Wireless Group.

Significant changes in the wireless industry could materially adversely affect AT&T Wireless Group

         The wireless communications industry is experiencing significant technological change. This change includes the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, and enhancements and changes in end-user
needs  and   preferences   and  increased   importance  of  data  and  broadband
capabilities.

         The pace and extent of customer demand may not continue to increase, and airtime and monthly recurring charges may continue to decline. As a result, the future prospects of the industry and AT&T Wireless Group and the success of its competitive services remain uncertain. Also, alternative technologies may develop for the provision of services to customers that may provide wireless communications service or alternative service superior to that available from
AT&T Wireless Group. Technological developments may therefore materially adversely affect AT&T Wireless Group.

Termination or impairment of AT&T Wireless Group's relationship with a small number of key suppliers could adversely affect AT&T Wireless Group's revenues and results of operations

         AT&T Wireless Group has developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Telefonaktiebolaget LM Ericsson, Mitsubishi Corporation and Motorola, Inc. for its supply of wireless handsets, Lucent Technologies, Inc., Nortel Networks, Inc., Ericsson and Nokia Networks, Inc. for its supply of telecommunications infrastructure equipment and Convergys Information Management Group for its billing services. AT&T Wireless Group does not have operational or financial control over its key suppliers, and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor their obligations to AT&T Wireless Group, it could disrupt the business of AT&T Wireless Group and adversely impact its revenues and results of operations.

AT&T Wireless Group's technology may not be competitive with other technologies or be compatible with next generation technology

         There are three existing digital transmission technologies, none of which is compatible with the others. AT&T Wireless Group selected time division multiple access technology for its second generation network because it believes that this technology offers several advantages over other second generation technologies. However, a number of other wireless service providers chose code division multiple access or global system for mobile communications as their digital wireless technology. For its path to the next generation technology, AT&T Wireless Group has chosen a global system for mobile communications platform to make available enhanced data services using general packet radio service technology, and third generation capabilities using enhanced data rates for global evolution and ultimately universal mobile telecommunications systems technologies.

         These technologies may not provide the advantages AT&T Wireless Group expects. Other wireless providers have chosen a competing wideband technology as their third generation technology. If the universal mobile telecommunications systems does not gain widespread acceptance, it would materially adversely affect the business, financial condition and prospects of AT&T Wireless Group.

         As AT&T Wireless Group implements its plans for deployment of technology for third generation capabilities, it will continue to incur substantial costs associated with maintaining its time division multiple access networks. Also, these networks are not compatible, and customers with phones that operate on one network will not initially be able to use those phones on the other network. There are risks inherent in the development of new third generation equipment and AT&T Wireless Group may face unforeseen costs, delays or problems that may have a material adverse affect.

AT&T Wireless Group relies on favorable roaming arrangements, which it may be unable to continue to obtain

         AT&T Wireless Group may not continue to be able to obtain or maintain roaming agreements with other providers on terms that are acceptable to it. AT&T Wireless Group's customers automatically can access another provider's analog cellular or digital system only if the other provider allows AT&T Wireless Group's customers to roam on its network. AT&T Wireless Group relies on agreements to provide roaming capability to its customers in many areas of the United States that AT&T Wireless Group's network does not serve. Some competitors, because of their call volumes or their affiliations with, or ownership of, wireless providers, however, may be able to obtain roaming rates that are lower than those rates obtained by AT&T Wireless Group.

         In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service AT&T Wireless Group or an affiliated company provides, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and AT&T Wireless Group's customer may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within AT&T Wireless Group's network. Finally, AT&T Wireless Group may not be able to obtain favorable roaming agreements for its third generation products and services that it intends to offer using the technologies it plans to deploy for interim enhanced data and third generation services.

AT&T Wireless Group's business is seasonal and it depends on fourth quarter results, which may not continue to be strong

         The wireless industry, including AT&T Wireless Group, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions.

         Strong fourth quarter results for customer additions and handset sales may not continue for the wireless industry or for AT&T Wireless Group. In the future, the number of customer additions and handset sales for AT&T Wireless Group in the fourth quarter could decline for a variety of reasons, including AT&T Wireless Group's inability to match or beat pricing plans offered by competitors, failure to adequately promote AT&T Wireless Group's products, services and pricing plans, or failure to have an adequate supply or selection of handsets. If in any year fourth quarter results fail to significantly improve upon customer additions and handset sales from the year's previous quarters, this could adversely impact AT&T Wireless Group's results for the following year.

Media reports have suggested radio frequency emissions may be linked to various health concerns and interfere with various medical devices and AT&T Wireless Group may be subject to potential litigation relating to these health concerns

         Media and other reports have linked radio frequency emissions from wireless handsets to various health concerns, including cancer, and to interference with various electronic medical devices, including hearing aids and pacemakers. These concerns over radio frequency emissions may discourage the use of wireless handsets or expose AT&T Wireless Group to potential litigation, which could have a material adverse effect on AT&T Wireless Group's results of operations. Additionally, research and studies are ongoing, and may demonstrate a link between radio frequency emissions and health concerns.

The operations of AT&T Wireless Group are subject to government regulation, which regulation could have adverse effects on its business

         The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, state and local regulatory agencies. These regulations may include, among other things, required service features and capabilities, such as number portability or emergency 911 service. In addition, the FCC, together with the U.S. Federal Aviation Administration regulates tower marking and lighting. Any of these agencies having jurisdiction over AT&T Wireless Group's business could adopt regulations or take other actions that could adversely affect the business of AT&T Wireless Group.

         FCC licenses to provide wireless services or personal communications services are subject to renewal and revocation. There may be competition for AT&T Wireless Group's licenses upon their expiration and we cannot assure you that the FCC will renew them. FCC rules require all wireless and personal communications services licensees to meet specified build-out requirements. AT&T Wireless Group may not be able to meet these requirements in each market. Failure to comply with these requirements in a given license area could result in revocation or forfeiture of AT&T Wireless Group's license for that license area or the imposition of fines on AT&T Wireless Group by the FCC.

State and local legislation restricting or prohibiting wireless phone use while driving could cause subscriber usage to decline

         Some state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries, and, to date, a small number of communities in the United States have passed restrictive local ordinances. If laws are passed prohibiting or restricting the use of wireless phones while driving, it could have the effect of reducing subscriber usage, which could cause a material adverse effect on AT&T Wireless Group's results of operations.

AT&T Wireless Group may be subject to potential litigation relating to the use of wireless phones while driving

         Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, which also could have material adverse effects on AT&T Wireless Group's results of operations.

SPECIAL CONSIDERATIONS RELATING TO AT&T'S BUSINESS

 AT&T's business units face intense competitive pressures

         Communications Services

     o AT&T currently faces significant competition in each of its consumer and business communications services business units and expects that the level of competition in each of these businesses will continue to increase. In each of these units, AT&T faces competition from numerous other national and regional domestic and international companies, some of which have advantages over AT&T.

         Competitive conditions impose a variety of significant challenges including pressures that could require future price cuts and affect the desirability of products and services. These conditions create a risk of market share loss and the risk that customers shift to less profitable, lower margin services. Competitive pressures also create challenges for AT&T's ability to grow new businesses or introduce new services successfully and execute on its business plan, including, most significantly, the ability to purchase fairly priced access services. Each of these business units faces the risk of potential price cuts by its competitors that could materially adversely affect both market share and margins. We believe that it is unlikely that we will sustain existing price or margin levels.

         These business units also face the risk of increasing competition from entities that own their own access facilities, including entities that have access facilities across vast regions of the United States with the ability to control cost, cycle time, and functionality for most end-to-end services in their regions. These entities can preserve large market share and high margins on access services as they enter new markets, including long distance and end-to-end services. This places them in a superior position vis-a-vis AT&T and other competitors which must purchase such high margin access services. Additionally, each of these business units may initiate price cuts in order to seek to retain market share or to seek to slow decline of market share.

         The cost structure of AT&T's business units also affects its competitiveness. Each of these business units faces the risk that it will not be able to maintain a competitive cost structure if newer technologies favor newer competitors who do not have legacy infrastructure and as technology substitution continues. Each of these units' ability to make critical investments to improve cost structure may also be impaired by AT&T's current significant debt obligations.

     Broadband Services

         AT&T also faces competitive risks in its Broadband Services business. These risks include the growth of satellite services, regional bell operating companies services and/or companies providing digital subscriber lines which compete directly for customers in most markets. They also include the emergence of new combinations, such as AOL Time Warner, which seek both to commoditize cable access and provide their own differentiated product, and escalating costs for programming and other areas which may materially adversely affect margins. In addition, AT&T's Broadband Services business faces risks relating to the acceptance and costs of potential new services.

The regulatory and legislative environment creates challenges for AT&T's business units

      Communications Services

         Each of AT&T's consumer and business communications services business units faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or the introduction of new onerous regulation. These risks include the impact of the following:

     o current law has been implemented in a manner which has not allowed effective entry into local markets due to non-competitive pricing of access and local service and regional bell operating company systems that do not permit rapid large-scale customer changes from the regional bell operating companies to new service providers, and

     o    AT&T  faces  new  head-on   competition  as  regional  bell  operating
          companies begin to enter the long distance business.

         At present, AT&T does not believe that many market entry rules have been applied or enforced to allow the economic viability of the various local market access alternatives or effective large scale management of customers. Further, few facilities-based competitors to the regional bell operating companies have emerged and there is no significant alternate source of supply for most access and local services. One consequence of this is that AT&T remains ultimately dependent on the regional bell operating companies for supply as regional bell operating companies still represent substantially all of the access and still control, cost cycle times, and functionality.

         This dependency on supply adversely impacts both AT&T's cost structure and its ability to create and market desirable and competitive end-to-end products for customers. Absent more effective application of rules and regulations, the regional bell operating companies will be well-positioned to deter new entrants to local service.

         In addition, regional bell operating companies will be entering the long distance business while they still control substantially all the access facilities in their regions. This will likely result in an increased level of competition for long distance or end-to-end services as the services offered by regional bell operating companies expand.

         Broadband Services

         In the case of broadband services, the possibility of forced open access for cable plant resulting in the commodization of high-speed data on cable could materially adversely affect AT&T's business. Also, further cable regulation regarding pricing, ownership limitations and other matters could impede growth or raise costs.

New Legislation and regulation may increase competition

         In addition, there is the possibility that either new regulations or new legislation will further erode the rules that apply to many of our largest competitor and suppliers, including the regional bell operating companies. These changes could give these companies more streamlined regulations that apply to their access services. These changes could also exclude services, so-called "advanced" or data services, from the market-opening rules of the applicable legislation. The consequences of these changes could be to accelerate head-on competition against AT&T from the regional bell operating companies in both the communications services and broadband units.

 AT&T may be adversely affected by its increased overall debt levels

         AT&T currently is pursuing various measures to seek to reduce its debt level. However, if these efforts cannot be completed successfully or at levels, on the terms and within the time frame contemplated, or if AT&T's liquidity needs increase as a result of further revenue or margin deterioration, AT&T's financial condition would be materially adversely affected. AT&T would be materially adversely affected by a weakening of the overall market for corporate credit or ratings downgrades. AT&T's current debt level itself may materially adversely affect the company and each of its business units by impairing its financial flexibility, its ability to pursue acquisitions or make capital expenditures and by otherwise impacting investment decisions that could materially impair each unit's growth and ability to compete.

         AT&T may not be able to obtain financing on terms that are acceptable to it. AT&T's debt ratings have been under review by rating agencies. As a result of this review, AT&T's ratings have been either downgraded and/or put on credit watch with negative outlook. These actions will result in an increased cost of future borrowings and can limit access to financing. AT&T's failure to complete the restructuring plan as contemplated may impact its liquidity.

         At December 31, 2000, AT&T had total indebtedness of approximately $65 billion, with the short term portion of that at $31.9 billion. AT&T's ability to meet these obligations depend upon its credit ratings, market conditions and business results. AT&T continues to investigate and negotiate other financing alternatives including the monetization of publicly held securities, sales of certain non-strategic assets and investments, and securitization of certain accounts receivable, as well as a $6.5 billion debt offering by AT&T Wireless Services in the first quarter 2001. AT&T has increased its $10 billion line of credit to $25 billion, which was subsequently reduced to $18.4 billion following the DoCoMo investment and the AT&T Wireless Services debt offering. In addition, AT&T plans to retire a portion of the short-term debt with all or a part of the funds from a planned 2001 offering of a security intended to reflect the financial performance and economic value of AT&T's Broadband unit, although that offering may not occur as expected.

AT&T may be adversely affected by further ratings downgrades

         AT&T's senior debt ratings and two of its short-term debt ratings were reduced in late 2000 by Standard & Poor's Rating Services to A andA1; by Moody's Investors Service, Inc. to A2 andP1; and by Fitch, Inc. to A-and F1. Both AT&T's short-term and long-term ratings remain under review for further downgrade at Standard & Poor's and Moody's Investors Service.

         Late last year, AT&T initiated a debt reduction plan, against which it has continued to make progress. However, at the same time, AT&T has seen deterioration in the results of its core communication services businesses. It is unclear as to how the rating agencies will balance these developments in their ratings assessment, but there is a material risk that AT&T could be further downgraded. We expect to review with the rating agencies in the near future the financial results and long-term financial projections of the AT&T businesses to be separated. A ratings action could occur in advance of the meetings, during the meeting period, or following the meetings.

         If AT&T were to be further downgraded, access to capital could be disrupted and the cost of capital would likely increase. AT&T has access to the commercial paper market today which is sufficient to satisfy its short-term borrowing needs. In the event of a further short-term rating downgrade or downgrades, the level of issuance capacity available to AT&T would likely contract and could be exceeded by our short-term borrowing needs. In this case, AT&T could access the $25 billion bank credit facility put in place on December 28, 2000 to serve as a commercial paper back-up source of liquidity. The $25 billion bank credit facility was reduced to $18.3 billion during March 2001 as we made progress in our deleveraging efforts. The cost of any short-term borrowing under the bank facility would likely be higher than the cost of commercial paper borrowings for AT&T today, and could be even higher depending upon market conditions. In addition, the access to this bank facility extends only until December 28, 2001 and could be reduced to as low as $10 billion if we continue to make progress in our deleveraging efforts. To the extent that the combined outstanding short-term borrowings under the bank credit facility and AT&T's commercial paper program were to exceed the market capacity for such borrowings at the expiration of the bank credit facility, AT&T's continued liquidity would depend upon our ability to reduce such short-term debt through a combination of capital market borrowings, asset sales, operational cash generation, capital expenditure reduction and other means. Our ability to achieve such objectives is subject to a risk of execution and such execution could materially impact AT&T's operational results. In addition, the cost of any capital market financing could be significantly in excess of AT&T's historical financing costs. Also, AT&T could suffer negative banking, investor, and public relations repercussions if we were to draw upon the bank facility, which is intended to serve as a back-up source of liquidity only. Such impacts could cause further deterioration in our cost and access to capital.

         Furthermore, according to the terms of the bank credit facility, AT&T's ability to split off AT&T Wireless Group is contingent upon AT&T's senior debt rating, as determined by Standard and Poor's and Moody's Investors Service, not falling below BBB+ and Baa1, respectively. Failure to split off AT&T Wireless Group by early 2002 would permit NTT DoCoMo to elect to require AT&T to repurchase its interest in AT&T for an aggregate purchase price of $9.8 billion plus a predetermined rate of interest, which could further limit the availability and increase the cost of financing.

AT&T may not be able to attract and retain management

         AT&T's business units face other risks, including risks related to the difficulties in attracting, retaining and motivating key employees, particularly in the consumer and business communications services units. There is also a risk that it will be more difficult to attract, retain and motivate key employees as growth declines and opportunities and compensation become limited and after the restructuring is completed as desired hires may be less interested in working for smaller companies.

AT&T may be unable to engage in potentially desirable strategic transactions

         AT&T from time to time explores strategic alternatives with respect to some of its assets and businesses and may engage in discussions or negotiations with third parties regarding these possible transactions.

         For example, AT&T owns an approximately 25.5% interest in Time Warner Entertainment, L.P., which AT&T has previously announced it intends to divest. This interest is not part of or allocated to the AT&T Wireless Group. On February 28, 2001, AT&T exercised registration rights it has under the Time Warner Entertainment partnership agreement, to have Time Warner Entertainment reconstitute itself as a corporation and then to register up to AT&T's full interest for sale in an initial public offering. Under the Time Warner Entertainment partnership agreement, Time Warner Entertainment may determine not to effect a public offering but instead to allow AT&T certain put rights to have Time Warner Entertainment buy back the shares that would have been sold in such an offering at an appraised price. AT&T is simultaneously pursuing discussions with AOL Time Warner concerning alternative potential arrangements for the redemption of AT&T's partnership interest in Time Warner Entertainment as well as certain commercial arrangements with AOL Time Warner.

         We cannot predict whether these discussions will continue, whether any of these transactions will be completed or the timing or terms of any of these transactions.

SPECIAL CONSIDERATIONS RELATING TO AT&T CORP.'S RESTRUCTURING PLAN

AT&T Corp.'s restructuring plan requires fundamental changes to our businesses that may be hard to implement

         If we complete our restructuring plan, each of our four businesses will need to make changes in its operations that will require substantial effort and involve substantial risks and costs. If any of these businesses is unable to make this transition smoothly or is not able to operate as effectively after the restructuring, the financial position and results of operations of that business could suffer and cause the trading value of securities intended to reflect the financial performance and economic value of that business to decline materially.

The total value of the securities issued in our restructuring plan might be less than the value of AT&T common stock without that plan

         If we complete our restructuring plan as we currently contemplate, holders of AT&T common stock who do not dispose of their shares of AT&T common stock eventually will receive securities issued by or intended to reflect the financial performance and economic value of four businesses: AT&T Business Services, AT&T Consumer Services, AT&T Broadband and AT&T Wireless Services. The aggregate value of these shares could be less than what the value of AT&T common stock would be without AT&T's restructuring. The trading price of AT&T common stock may decline as a result of the implementation of AT&T's restructuring plan or as a result of other factors.

         If we complete the restructuring, these new securities will begin trading publicly for the first time. Until orderly trading markets develop for each of these new securities, and after that time as well, there may be significant fluctuations in price. Also, we have not yet determined many of the details of AT&T's restructuring plan and these details could materially adversely impact the value of AT&T common stock or AT&T Wireless Group tracking stock.

If we do not complete AT&T's restructuring plan as we plan, there may be adverse consequences to AT&T and AT&T Wireless Group

         AT&T's restructuring plan is complicated, and involves a substantial number of steps and transactions. The implementation of AT&T's restructuring plan will require various approvals and be subject to various conditions, including IRS rulings. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plan. If we are unable to complete AT&T's restructuring plan as we expect, or the implementation of AT&T's restructuring plan is more complex than we expect, this could have a material adverse effect on AT&T, its business or the trading prices of its securities. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareholders in the restructuring.

AT&T's restructuring may adversely impact the competitive position of AT&T's business units

         In connection with the restructuring, there is a risk that AT&T's separated business units may not be able to create effective intercompany agreements to facilitate effective cost sharing or enter into mutually desirable bundling arrangements. Competition between AT&T's units in overlapping markets, including the consumer markets where cable telephone, fixed wireless, and digital subscriber line solutions may all be available at the same time, although generally not all under the AT&T brand, could result in more downward price pressure. It is expected that the different businesses and companies will share the AT&T brand after the restructuring, which will likely increase this level of competition. In addition, any incremental costs associated with implementing AT&T's restructuring plan may materially adversely affect the different businesses and companies.

SPECIAL CONSIDERATIONS RELATING TO THE AT&T WIRELESS GROUP SPLIT-OFF

We may not complete the AT&T Wireless Group split-off as we plan

         We intend to separate AT&T Wireless Group from AT&T in the middle of 2001, but the split-off is subject to a number of conditions. We must obtain a favorable IRS ruling, which we may not receive. In addition, AT&T's new $25 billion credit facility includes as conditions to the split-off that it maintain a public debt rating for its long-term senior debt of at least BBB+ by Standard & Poor's Rating Services and Baa1 by Moody's Investors Services, Inc. and that AT&T Wireless Group repay intercompany obligations to AT&T, including debt and preferred equity which totaled $5.4 billion at December 31, 2000. In order to facilitate the receipt of the IRS ruling, we have undertaken a reorganization of our business structure which requires receipt of various local franchise regulatory approvals. While we currently intend to complete the split-off, we may not be able to satisfy these conditions to the split-off. Even if we do satisfy these conditions, other events or circumstances, including litigation, could occur that could affect the timing or terms of the split-off or our ability or plans to complete the split-off. For example, several large shareholders of AT&T associated with unions that represent AT&T employees have publicly announced their opposition to AT&T's restructuring plan. As a result of these factors, the split-off may not occur and, if it does occur, it may not occur on the terms or in the manner described, or in the time frame contemplated. In this event, there may be adverse consequences, such as the obligation to repurchase DoCoMo's investment in AT&T, or limits on AT&T Wireless Group's capital funding, as described below.

 AT&T's intention to retain $3 billion of shares of AT&T Wireless Services for sale, exchange or monetization after the split-off could adversely affect the market value of AT&T Wireless Group tracking stock

         AT&T currently intends to retain $3 billion of shares of AT&T Wireless Services for its own account for sale, exchange or monetization within six months of the split-off, subject to a satisfactory IRS ruling. If AT&T does so, the sale of these shares could adversely affect the market price of AT&T Wireless Services common stock. In addition, AT&T's retention of these shares would reduce the number of shares of AT&T Wireless Services that we would distribute to holders of AT&T common stock in the split-off.

If we do not complete the split-off by early 2002 or if AT&T Wireless Group does not meet specified technology benchmarks, AT&T or AT&T Wireless Services may have to repurchase DoCoMo's $9.8 billion investment

         In connection with DoCoMo's investment in AT&T, AT&T has agreed, if DoCoMo so elects, to repurchase DoCoMo's interest in AT&T for an aggregate purchase price of $9.8 billion plus a predetermined interest rate if AT&T does not complete the split-off of AT&T Wireless Group by January 1, 2002, or March 15, 2002 if AT&T is trying to obtain an IRS ruling, or if by June 30, 2004 AT&T Wireless Group either fails to commence service using an agreed technology in at least 13 of the top 50 domestic markets or abandons wideband code division multiple access as its primary technology for third generation services. Before the split-off, AT&T Wireless Group would be required to fund its proportionate share, consisting of $6.2 billion plus interest. After the split-off, AT&T Wireless Services would be required to fund the entire repurchase obligation, with AT&T being secondarily liable for $3.6 billion plus interest if AT&T Wireless Services is unable to satisfy the entire obligation.

If we do not complete the split-off, AT&T Wireless Group may not be able to meet its substantial capital needs that are key to its business strategy

         AT&T's desire to reduce debt levels and maintain its overall credit rating limits the ability of each of AT&T's business units, including AT&T Wireless Group, to incur substantial indebtedness. As a result, if the split-off does not occur in the time frame contemplated, and AT&T does not otherwise succeed in deleveraging by disposition of assets and other debt restructuring, AT&T Wireless Group may face significant capital constraints. These constraints would make it difficult for AT&T Wireless Group to continue to pursue its growth strategy in a capital intensive and highly competitive industry, including by making it necessary to scale back plans for third generation services and international investments. These constraints may have a material adverse effect on AT&T Wireless Group's business.

If we complete the split-off, AT&T Wireless Services will need to obtain financing on a stand-alone basis

         Historically, all financing for AT&T Wireless Group was done by AT&T at the parent level. AT&T was able to use its overall balance sheet to finance the operations of AT&T Wireless Group. If we complete the split-off, AT&T Wireless Services will have to raise financing on a stand-alone basis without reference to AT&T's overall balance sheet. Following the split-off, AT&T Wireless Services may not be able to secure adequate debt or equity financing on desirable terms. If concerns generally affecting the wireless industry arise, AT&T Wireless Services will lose the benefit of AT&T's current diverse business profile to support its debt. The cost to AT&T Wireless Services of stand-alone financing may be materially higher than the cost of financing that AT&T Wireless Group incurred as part of AT&T.

         The credit ratings of AT&T Wireless Services are currently and may continue to be different than the historical ratings of AT&T. After the split-off, AT&T Wireless Services' credit ratings may be different from what they are now. Differences in credit ratings affect the interest rate charged on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to AT&T Wireless Services. AT&T Wireless Services may not be able to raise the capital it requires on desirable terms.

 If we complete the split-off, AT&T Wireless Services may be unable to make the changes necessary to operate as an independent entity and may incur greater costs

         AT&T Wireless Group historically has been part of an integrated telecommunications provider since its acquisition by AT&T in 1994. If we complete the split-off, the separation of AT&T Wireless Services from the other telecommunications businesses of AT&T may adversely affect AT&T Wireless Services.

         In particular, following the split-off, AT&T will have no obligation to provide financial, operational or organizational assistance to AT&T Wireless Services other than limited services. AT&T Wireless Services may not be able to implement successfully the changes necessary to operate independently. AT&T
Wireless Services may also incur additional costs relating to operating independently that would cause its cash flow and results of operations to decline materially. In addition, although AT&T Wireless Services may be able to participate in some of AT&T's supplier arrangements where those arrangements permit this or the vendors agree to this, its supplier arrangements may not be as favorable as has historically been the case.

         Agreements to be entered into in connection with the split-off provide that the business of AT&T Wireless Group will be conducted differently and that its relationship with AT&T will be different from that which has historically been the case. These differences may have a detrimental effect on the results of operations or financial condition of AT&T or AT&T Wireless Services.

The historical financial information of AT&T Wireless Group may not be representative of its results as an independent entity, and, therefore, may not be reliable as an indicator of its historical or future results

         The historical financial information we have included and incorporated in this document may not reflect what the results of operations, financial position and cash flows of AT&T Wireless Group would have been had it been an independent entity during the periods presented. This is because the combined financial statements reflect allocations for services provided to AT&T Wireless Group by AT&T, which allocations may not reflect the costs AT&T Wireless Group will incur for similar or incremental services as an independent entity.

         This historical financial information also is not reliable as an indicator of future results.

If we complete the split-off, AT&T Wireless Services' financing needs will increase as a result of intercompany repayment obligations

         Before the split-off, AT&T Wireless Services will repay all intercompany indebtedness owed to AT&T and will redeem all of the AT&T Wireless Group preferred equity held by AT&T. As of December 31, 2000, these amounts were approximately $2.4 billion and $3.0 billion, respectively, or an aggregate of approximately $5.4 billion.

If we complete the split-off, AT&T Wireless Services will generally be responsible for tax liability if the split-off is taxable

         Under the separation and distribution agreement to be entered into between AT&T and AT&T Wireless Services, subject to limited exceptions, AT&T Wireless Services will be responsible for any tax liability and any related liability that results from the split-off failing to qualify as a tax-free transaction, subject to limited exceptions. If the split-off failed to qualify as a tax-free transaction, this liability would have a material adverse effect on AT&T Wireless Group.

AT&T Wireless Group may no longer receive tax sharing payments from AT&T when it ceases to be a member of the AT&T consolidated tax return group, and AT&T Wireless Group may incur other tax liabilities as a result of the split-off and pre-split-off transactions

         As a result of the split-off, AT&T Wireless Services will cease to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and other tax attributes of AT&T Wireless Group in post split-off taxable periods could generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under federal income tax rules, AT&T Wireless Group would generally be able to carry back any such tax losses, subject to limitations, against taxable income, if any, of members of AT&T Wireless Group for pre split-off periods. Under the tax sharing agreement between AT&T and AT&T Wireless Group, however, AT&T Wireless Group generally may only carry back net operating losses (and not other tax attributes) from post split-off taxable periods to pre split-off taxable periods, and only if those losses are significant and with the consent of AT&T, which consent AT&T has agreed not to withhold unreasonably. To the extent AT&T Wireless Group has tax losses in post split-off taxable periods, it would generally no longer receive current tax sharing payments with respect to those losses. Instead, except where those losses can be carried back, it would benefit from those losses only if and when AT&T Wireless Group generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis.

         In addition, there may be tax costs associated with the split-off that result from AT&T Wireless Services ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to AT&T Wireless Services' results.

If we complete the split-off, various factors may interfere with AT&T Wireless Services' ability to engage in desirable strategic transactions and equity issuances

         AT&T Wireless Services may not be able to engage in some strategic transactions after the split-off. The Internal Revenue Code restricts the ability of a company which has undergone a tax-free split-off from certain issuances of shares generally within a two-year period after the split-off. In addition, the separation and distribution agreement prohibits AT&T Wireless Services for a period of 30 months following the split-off, from entering into certain transactions that could render the split-off taxable. This may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transaction involving the issuance of equity by AT&T Wireless Services. Provisions of AT&T Wireless Services charter and bylaws, its rights plan, applicable law, and the DoCoMo agreements may also have the effect of discouraging, delaying or preventing change of control transactions that its shareholders find desirable.

 If we complete the split-off, AT&T Wireless Services may lose rights under agreements with AT&T if a change of control occurs

         We expect that some of the agreements that AT&T and AT&T Wireless Services expect to enter into in connection with the split-off, including the brand license agreement, network services agreement and other commercial agreements, will contain provisions that give one party rights in the event of a change of control of the other party that triggered these rights. These provisions may deter a change of control. In the event of a change of control, the exercise of these rights could have a material adverse effect on AT&T Wireless Services or AT&T.

The market price and trading volume of AT&T Wireless Services common stock maybe volatile and may face negative pressure

         Before the split-off, there will be no trading market for the shares of AT&T Wireless Services common stock that holders of AT&T common stock and AT&T Wireless Group tracking stock will receive in the split-off. Investors' interest may not lead to a liquid trading market and the market price of AT&T Wireless Services common stock may be volatile. Also, after the split-off, the percentage of AT&T Wireless Services represented by publicly held shares will increase materially.

         AT&T has announced its intention to retain $3 billion of shares of AT&T Wireless Services for its own account for sale, exchange or monetization within six months of the split-off, subject to receipt of a satisfactory IRS ruling.

         These factors may result in short- or long-term negative pressure on the trading price of shares of AT&T Wireless Services common stock. The market price of AT&T Wireless Services common stock could fluctuate significantly for many reasons, including in response to the special considerations listed in this document or for specific reasons unrelated to the performance of AT&T Wireless Services. Investors may consider AT&T Wireless Services common stock as a technology stock. Technology stocks have recently experienced extreme price and volume fluctuations. Therefore, the market price and trading volume of AT&T Wireless Services common stock also may be extremely volatile.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to:

     -    AT&T's  restructuring  plan,  including the split-off of AT&T Wireless
          Group,
     -    financial condition,
     -    results of operations,
     -    cash flows,
     -    dividends,
     -    financing plans,
     -    business strategies,
     -    operating efficiencies or synergies,
     -    budgets,
     -    capital and other expenditures,
     -    network build-out and upgrade,
     -    competitive positions,
     -    availability of capital,
     -    growth opportunities for existing products,
     -    benefits from new technologies,
     -    availability and deployment of new technologies,
     -    plans and objectives of management,
     - markets for stock of AT&T Corp., AT&T Common Stock Group and AT&T Wireless Group, and
     -    other matters.

Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build out, interest costs and income, in each case, relating to AT&T Corp., AT&T Common Stock Group and AT&T Wireless Group. These forward looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     o the risks associated with the implementation of a third-generation network and business strategy for AT&T Wireless Group, including risks relating to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom these groups must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered,

     o the potential impact of DoCoMo's investment in AT&T Corp., including provisions of the agreements that restrict AT&T Wireless Group's future operations, and provisions that may require the repurchase of DoCoMo's investment if AT&T Corp. or AT&T Wireless Group fail to meet specified conditions,

     o the risks associated with the implementation of AT&T Corp.'s restructuring plan, which is complicated and which involves a substantial number of different transactions each with separate conditions, any or all of which may not occur as we currently intend, or which may not occur in the timeframe we currently expect,

     o the risks associated with each of AT&T Corp.'s main business units, including AT&T Wireless Group, operating as an independent entity as opposed to as part of an integrated telecommunications provider following completion of AT&T Corp.'s restructuring plan, including the inability of these groups to rely on the financial and operational resources of the combined company and these groups having to provide services that were previously provided by a different part of the combined company,

o the impact of existing and new competitors in the markets in which these groups compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing;

     o the introduction or popularity of new products and services, including pre-paid phone products in the case of wireless services, which could increase churn,

     o    the  impact  of  oversupply  of  capacity   resulting  from  excessive
          deployment of network capacity,

     o the ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may have the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     o the effects of vigorous competition in the markets in which these groups operate and for each group's more valuable customers, which may decrease prices charged, increase churn and change the group's customer mix, profitability and average revenue per user,

     o the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide, nationwide services,

     o the ability to establish a significant market presence in new geographic and service markets,

     o the availability and cost of capital and the consequences of increased leverage,

     o successful execution of plans to dispose of non-strategic assets as part of an overall corporate deleveraging plan,

     o the impact of any unusual items resulting from ongoing evaluations of the business strategies of these groups,

     o the requirements imposed on these groups or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

     o the risks and costs associated with the need to acquire additional spectrum for current and future services,

     o the risks associated with technological requirements, technology substitution and changes and other technological developments,

     o    the results of litigation filed or to be filed against these groups,

     o the possibility of one or more of the markets in which these groups compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control,

     o the risks related to AT&T's investments in Liberty Media Group and joint ventures, and

     o    those factors listed under "Special Considerations."

         The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and throughout the other documents incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Moreover, in the future,

AT&T Corp., through its senior management team, may make forward-looking statements about the matters described in this document or other matters concerning AT&T Corp., AT&T Wireless Group or AT&T Common Stock Group. AT&T Corp. undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In the normal course of business, AT&T Corp. is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T Corp. is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T Corp. beyond that provided for at year-end would not be material to AT&T Corp.'s annual consolidated financial position or results of operations.

         The Company has been named as a defendant in several purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey and for the Southern District of New York purportedly filed on behalf of persons who purchased securities of the Company for various periods from October 25, 1999 through May 1, 2000. These lawsuits assert claims under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege, among other things, that during the period referenced above, the Company made materially false and misleading statements and omitted to state material facts concerning its future business prospects. The complaints seek unspecified damages. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

         Several lawsuits have been filed asserting claims that AT&T Wireless Group collected charges for local government taxes from customers that were not properly subject to those charges. AT&T Wireless Group has entered into a settlement of one of these cases, although the settlement has been challenged on appeal. AT&T Wireless Group has asserted in those cases that any recovery should come from the municipalities to which the taxes were paid.

         Several class action lawsuits have been filed in which claims have been asserted that AT&T Wireless Group did not have suffcient network capacity to support the influx of new subscribers who signed up for AT&T Digital One Rate service beginning in May 1998 and therefore has failed to provide service of a quality allegedly promised to subscribers. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million.

         Several other class action or representative lawsuits have been filed against AT&T Wireless Group that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Group's billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), coverage, dropped calls, price fixing and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100 million. One of these two cases was dismissed and the dismissal was affirmed in part on appeal. Settlement negotiations are ongoing in both cases.

         AT&T Wireless Group is involved in litigation in which the Cellular One Group claims that use of the name ""AT&T Digital One Rate" infringes a trademarked name, ""DIGITALONE" for which the Cellular One Group has obtained trademark registration. The Cellular One Group has not specified amounts of claimed damages.

         AT&T Wireless Group is involved in a patent infringement action against GTE in the U.S. District Court in Seattle, Washington. GTE claims that the Nokia phones manufactured for AT&T Wireless Group infringe a GTE patent for over-the-air activation and over-the-air programming. AT&T Wireless Group is seeking a declaratory judgment that its use of over-the-air activation does not infringe GTE's patent. GTE has not specified amounts of claimed damages.

         Stockholders of a former competitor of AT&T Wireless Group air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Group breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs sought damages in an unspecified amount in excess of $3.5 billion. AT&T Wireless Group obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs' claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

         AT&T Wireless Group is vigorously defending each of the claims described above. AT&T Wireless Group cannot predict the final outcome of these disputes.

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

         There are four environmental proceedings which are required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K; for the first three below, Lucent has assumed liability, as described above. First, on July 31, 1991, the United States Environmental Protection Agency Region III issued a complaint pursuant to Section 3008a of the Resource Conservation and Recovery Act alleging violations of various waste management regulations at the Company's Richmond Works, Richmond, Virginia. The complaint seeks a total of $4.2 million in penalties. Second, on July 31, 1991, the United States
Environmental Protection Agency filed a civil complaint in the U.S. District Court for the Southern District of Illinois against the Company and nine other parties seeking enforcement of its Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Section 106 cleanup order, issued in November 1990 for the NL Granite City Superfund site, Granite, Illinois, past costs, civil penalties of $25,000 per day and treble damages related to certain United States' costs. Third, during 1994, AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of AT&T, and the New York State Department of Environmental Conservation ("NYSDEC") were engaged in negotiations over a study and cleanup of the Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order that included not only provisions relating to site investigation and remediation but also a provision for payment of a $3.5 million penalty for alleged violations of hazardous waste management regulations. No formal proceeding has been commenced by NYSDEC. Last, the U.S. Department of Justice is using a grand jury sitting in the District Court of the Virgin Islands to investigate the purported 1996 release of non-toxic bentonite drilling mud within the coastal region of St. Croix. Requests for documents or testimony or both have been directed to numerous entities including AT&T, affiliated companies, contractors involved in the work, and individual employees. The prosecutor contemplates seeking criminal penalties or other sanctions from any party that evidence suggests either knowingly discharged pollutants in violation of permits or knowingly made false statements in violation of federal law.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

            Executive Officers of the Registrant
                   (as of March 17, 2001)
                                                                                        Became AT&T
Name                       Age                                                      Executive Officer On
----                       ---                                                      --------------------
C. Michael Armstrong*. .   62   Chairman of the Board and Chief Executive Officer  . . . . 10-97
Harold W. Burlingame . .   60   Executive Vice President, AT&T Wireless Group. . . . . . .  9-86
James Cicconi  . . . . .   48   Executive Vice President-Law & Government Affairs and
                                  General Counsel  . . . . . . . . . . . . . . . . . . . . 12-98
David W. Dorman  . . . .   46   President  . . . . . . . . . . . . . . . . . . . . . . . . 12-00
Mirian Graddick-Weir . .   46   Executive Vice President, Human Resources  . . . . . . . .  3-99
Mohan Gyani  . . . . . .   49   Executive Vice President and President & CEO, AT&T
                                  Wireless Services  . . . . . . . . . . . . . . . . . . .  1-00
Frank Ianna  . . . . . .   51   Executive Vice President and President, AT&T Network
                                  Services . . . . . . . . . . . . . . . . . . . . . . . .  3-97
Michael G. Keith . . . .   52   Executive Vice President and President and CEO,
                                  AT&T Wireless Services . . . . . . . . . . . . . . . . . 12-98
Richard J. Martin  . . .   54   Executive Vice President, Public Relations and
                                  Employee Communication . . . . . . . . . . . . . . . . . 11-97
John C. Malone** . . . .   60   Chairman of the Board, Liberty Media Corporation . . . . .  3-99
David C. Nagel . . . . .   56   President, AT&T Labs & Chief Technology Officer. . . . . .  3-97
Charles H. Noski . . . .   48   Senior Executive Vice President and Chief Financial
                                  Officer  . . . . . . . . . . . . . . . . . . . . . . . . 12-99
John C. Petrillo . . . .   51   Executive Vice President, Corporate Strategy and
                                  Business Development . . . . . . . . . . . . . . . . . .  1-96
Daniel E. Somers . . . .   53   President and CEO, AT&T Broadband  . . . . . . . . . . . .  5-97
John D. Zeglis** . . . .   53   Chairman and Chief Executive Officer, AT&T Wireless Group.  9-86

    -----------
     *Chairman of the Board of Directors and Chairman of the Executive and Proxy
      Committees.
    **Member of the Board of Directors.

         All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Armstrong, Cicconi, Dorman, Gyani, Malone, Nagel, Noski and Somers. Prior to joining AT&T in October 1997, Mr. Armstrong was Chairman and Chief Executive Officer of Hughes Electronics from 1993. Prior to joining AT&T in September 1998 as Senior Vice President-Law and Government Affairs, Mr. Cicconi was a partner at the law firm of Akin, Gump, Strauss, Houer and Feld, L.L.P. from 1991. Prior to joining AT&T in December 2000, Mr. Dorman was Chief Executive Officer of Concert, a global venture created by AT&T and BT, from 1999 and from 1998 to 1999 Mr. Dorman was Chairman, President and CEO of PointCast, an Internet-based news and information service company and from 1996 to 1998 he was Executive Vice President of SBC Communications and from 1994 to 1996 he was Chief Executive Officer of Pacific Bell. Prior to joining AT&T in January 2000, Mr. Gyani was Executive Vice President and Chief Financial Officer of Airtouch Communications from 1995 to 1999, and following the merger of Vodafone and Airtouch, was head of strategy and corporate development at Vodafone Airtouch plc. Prior to joining AT&T, Dr. Malone was President, Chairman and Chief Executive Officer of TCI from 1994. In addition, Dr. Malone served as director of TCI Pacific Communications, Inc. since 1996. Prior to joining AT&T in April 1996, Mr. Nagel was with Apple Computer, serving as Senior Vice President from 1995 and General Manager from 1988 through 1995. Prior to joining AT&T in December 1999, Mr. Noski was with Hughes Electronics serving as President and Chief Operating Officer and Director from 1997 and Vice Chairman and Chief Financial Officer from 1996 to 1997 and Sr. Vice President and Chief Financial Officer from 1992 to 1996. Prior to joining AT&T in May 1997, Mr. Somers was Chairman and Chief Executive Officer for Bell Cablemedia, plc, of London from 1995.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND

RELATED

              STOCKHOLDER MATTERS.

         AT&T (ticker symbol "T") is listed on the New York Stock Exchange, as well as the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges in the United States, and on stock exchanges in Brussels, London, Paris and Geneva. As of December 31, 2000, AT&T had approximately 3.8 billion shares outstanding, held by more than 4.8 million shareowners. AT&T Wireless Group common stock (ticker symbol "AWE"), a tracking stock of AT&T, is listed on the New York Stock Exchange. As of December 31, 2000, there were approximately 361.8 million registered shareowners of AT&T Wireless Group. Liberty Media Group Class A and Class B common stock (ticker symbols "LMG.A" and "LMG.B"), tracking stocks of AT&T, are listed on the New York Stock Exchange. As of December 31, 2000, Liberty Media Class A had approximately 2.4 billion shares outstanding, held by 6,842 shareowners; Liberty Media Class B had approximately 206.2 million shares outstanding, held by 375 shareowners.

         For additional information about the market for the Company's common equity, see Note 21 to the Consolidated Financial Statements included in Item 8 to this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA.

                AT&T Corp. and Subsidiaries
SEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA (UNAUDITED)
       Dollars in millions (except per share amounts)
                                              2000(1)      1999(2)        1998         1997          1996          1995         1994
                                              -----        -----          ----         ----          ----          ----         ----
RESULTS OF OPERATIONS AND EARNINGS
   PER SHARE
Revenue............................         $65,981      $62,600       $53,223      $51,577       $50,688       $48,449      $46,063
Operating income...................           4,277       10,859         7,487        6,836         8,709         5,169        7,393
Income from continuing operations..           4,669        3,428         5,235        4,249         5,458         2,981        4,230
AT&T Common Stock Group:
   Income from continuing operations          3,105        5,450         5,235        4,249         5,458         2,981        4,230
   Earnings per basic share........            0.89         1.77          1.96         1.59          2.07          1.15         1.65
   Earnings per diluted share......            0.88         1.74          1.94         1.59          2.07          1.14         1.64
   Dividends declared per share....          0.6975         0.88          0.88         0.88          0.88          0.88         0.88
AT&T Wireless Group(3):
   Income..........................              76           --            --           --            --            --           --
   Earnings per basic and diluted
      share........................            0.21           --            --           --            --            --           --
Liberty Media Group(3),(4):
   Income (loss)...................           1,488      (2,022)            --           --            --            --           --
   Earnings (loss) per basic and
      diluted share................            0.58       (0.80)            --           --            --            --           --
ASSETS AND CAPITAL
Property, plant and equipment, net.         $51,161      $39,618       $26,903      $24,203       $20,803       $16,453      $14,721
Total assets-continuing operations.         242,223      169,406        59,550       59,994        55,838        54,365       47,926
Total assets.......................         242,223      169,406        59,550       61,095        57,348        62,864       57,817
Long-term debt.....................          33,092       23,217         5,556        7,857         8,878         8,913        9,138
Total debt.........................          65,039       35,850         6,727       11,942        11,351        21,081       18,720
Mandatorily redeemable preferred
   securities......................           2,380        1,626            --           --            --            --           --
Shareowners' equity................         103,198       78,927        25,522       23,678        21,092        17,400       18,100
Debt ratio(5)......................           46.2%        43.0%         20.9%        33.5%         35.0%         54.8%        50.8%
Gross capital expenditures.........          14,566       13,511         7,981        7,714         7,084         4,659        3,504
OTHER INFORMATION
Operating income as a percent of
   revenue.........................            6.5%        17.3%         14.1%        13.3%         17.2%         10.7%        16.1%
Income from continuing operations
   attributable to AT&T Common Stock
   Group as a percent of revenue...            4.8%         8.7%          9.8%         8.2%         10.8%          6.2%         9.2%
Return on average common equity(6).            6.2%        15.2%         25.3%        19.7%         27.1%          0.4%        29.5%
Employees-continuing operations(6).         165,600      147,800       107,800      130,800       128,700       126,100      116,400
Data at year-end:
   AT&T stock price per share......           17.25        50.81         50.50        40.87         27.54         29.60        22.97
   AT&T Wireless Group stock price
      per share....................           17.31           --            --           --            --            --           --
   Liberty Media Group A stock price
      per share(4).................           13.56        28.41            --           --            --            --           --
   Liberty Media Group B stock price
      per share(4).................           18.75        34.38            --           --            --            --           --

----------
1. On April 27, 2000, AT&T issued 15.6% of AT&T Wireless Group (AWE) tracking stock. AT&T Common Stock Group results exclude the portion of AT&T Wireless Group that is represented by the tracking stock and exclude Liberty Media Group (LMG). In addition, on June 15, 2000, AT&T completed the acquisition of MediaOne Group, Inc.

2. In connection with the March 9, 1999, merger with Tele-Communications, Inc., AT&T issued separate tracking stock for LMG. LMG is accounted for as an equity investment.

3.       No dividends have been declared for AWE or LMG tracking stocks.

4. LMG earnings per share amounts and stock prices have been restated to reflect the June 2000 two-for-one stock split.

5. Debt ratio reflects debt as a percent of total capital (debt plus equity, excluding LMG). For purposes of this calculation, equity includes convertible quarterly trust preferred securities as well as redeemable preferred stock of subsidiary.

6.       Data provided excludes LMG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         AT&T Corp. (AT&T or the company) is among the world's communications leaders, providing voice, data, video and broadband telecommunications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance; regional, local and wireless communications services; cable television and Internet communication services. AT&T also provides billing, directory and calling-card services to support our communications businesses.

MERGER WITH MEDIAONE GROUP, INC.

         We completed the merger with MediaOne Group, Inc. (MediaOne) on June 15, 2000, in a cash and stock transaction valued at approximately $45 billion. We issued approximately 603 million shares, of which 60 million were treasury shares, and made cash payments of approximately $24 billion.

         The merger was recorded under the purchase method of accounting, and accordingly, the results of MediaOne have been included with the financial results of AT&T, within our Broadband segment, since the date of acquisition. Periods prior to the merger were not restated to include the results of MediaOne.

TRACKING STOCKS

         On April 27, 2000, AT&T issued a new class of stock to track the performance of AT&T Wireless Group. AT&T sold 360 million shares of AT&T Wireless Group tracking shares at a price of $29.50 per share. The 360 million shares track approximately 16% of the financial performance of AT&T Wireless Group.

         In addition, in connection with the 1999 acquisition of Tele-Communications, Inc. (TCI), renamed AT&T Broadband (Broadband), AT&T issued a separate tracking stock to reflect the financial performance of Liberty Media Group (LMG), TCI's former programming and technology investment businesses. The outstanding Liberty Media Group tracking stock tracks 100% of the financial performance of LMG.

         The remaining results of operations of AT&T, including approximately 84% of the financial performance of AT&T Wireless Group, are referred to as the AT&T Common Stock Group and are represented by AT&T common stock.

         A tracking stock is designed to provide financial returns to its holders based on the financial performance and economic value of the assets it tracks. Ownership of shares of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Class A or B tracking stock does not represent a direct legal interest in the assets and liabilities of any of the groups, but an ownership of AT&T in total. The specific shares represent an interest in the economic performance of the net assets of each of the groups.

         The earnings attributable to AT&T Wireless Group represent approximately 16% of the earnings from April 27, 2000, through December 31, 2000, and are excluded from the earnings available to AT&T Common Stock Group. Similarly, the earnings and losses related to LMG are excluded from the earnings available to AT&T Common Stock Group.

         We do not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements. The amounts attributable to LMG are reflected in the accompanying consolidated financial statements as "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net".

RESTRUCTURING OF AT&T

         On October 25, 2000, we announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of the company's four major operating units. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer will all be represented by asset-based or tracking stocks.

         As part of the first phase of the restructuring plan, we are planning an exchange offer that will give AT&T shareowners the opportunity to exchange any portion of their AT&T common shares for shares of AT&T Wireless Group tracking stock, subject to pro-ration. Following the exchange offer and subject to specified conditions, AT&T plans to split-off AT&T Wireless Group from AT&T. We intend, however, to retain up to $3 billion of shares of AT&T Wireless for future sale, exchange or monetization within six months following the split-off. We expect AT&T Wireless will become an independent, publicly-held company in mid-2001, upon receipt of appropriate tax and other approvals.

         In addition to the split-off of AT&T Wireless, we intend to fully separate or issue separate tracking stocks to reflect the financial performance and economic value of each of our other major business units. We plan to create and issue new classes of stock to track the financial performance and economic value of our AT&T Broadband unit and AT&T Consumer unit. We plan to sell some percentage of shares of the AT&T Broadband unit in the fall of 2001. Within 12 months of such sale, we intend to completely separate AT&T Broadband from AT&T, as an asset-based stock. The AT&T Consumer tracking stock is expected to be fully distributed to AT&T shareowners in the second half of 2001.

         AT&T expects that these transactions will be tax-free to U.S. shareholders. AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service (IRS) rulings. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plan. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the timeframes that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

         On November 15, 2000, we announced that our board of directors voted to split-off LMG. A new asset-based security will be issued to holders of LMG tracking stock in exchange for their LMG tracking shares. The split-off remains subject to receipt of a favorable tax ruling from the IRS. We expect this split-off to be completed in mid-2001.

FORWARD-LOOKING STATEMENTS

         This document may contain forward-looking statements with respect to AT&T's restructuring plan, financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, network build out and upgrade, competitive positions, availability of capital, growth opportunities for existing products, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

         These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build out, interest costs and income, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

         o the risks associated with the implementation of AT&T's restructuring plan, which is complicated and involves a substantial number of different transactions each with separate conditions, any or all of which may not occur as we currently intend, or which may not occur in the timeframe we currently expect,

         o the risks associated with each of AT&T's main business units, operating as independent entities as opposed to as part of an integrated telecommunications provider following completion of AT&T's restructuring plan, including the inability of these groups to rely on the financial and operational resources of the combined company and these groups having to provide services that were previously provided by a different part of the combined company,

         o the impact of existing and new competitors in the markets in which these groups compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing.

         o the impact of oversupply of capacity resulting from excessive deployment of network capacity,

         o the ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

         o the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

         o        the ability to enter into agreements  to provide, and the cost
                  of  entering  new  markets   necessary to  provide, nationwide
                  services,

         o the ability to establish a significant market presence in new geographic and service markets,

         o the availability and cost of capital and the consequences of increased leverage,

         o the successful execution of plans to dispose of non-strategic assets as part of an overall corporate deleveraging plan,

         o the potential impact of NTT DoCoMo's investment in AT&T, including provisions of the agreements that restrict AT&T Wireless Group's future operations, and provisions that may require AT&T to repurchase DoCoMo's interest in AT&T if AT&T or AT&T Wireless Group fail to meet specified conditions,

         o the impact of any unusual items resulting from ongoing evaluations of the business strategies of the company,

         o the requirements imposed on the company or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

         o the risks and costs associated with the need to acquire additional wireless spectrum for current and future services,

         o        the   risks  associated   with    technological  requirements,
                  technology  substitution and changes   and other technological
                  developments,

         o the results of litigation filed or to be filed against the company,

         o the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control, and

         o the risks related to AT&T's investments in LMG and joint ventures.

         The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, AT&T, through its senior management, may make forward-looking statements about the matters described in this document or other matters concerning AT&T.

         The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended December 31, 2000, 1999 and 1998, and financial condition as of December 31, 2000 and 1999.

CONSOLIDATED RESULTS OF OPERATIONS

         The comparison of 2000 results with 1999 was impacted by events, such as acquisitions and dispositions that occurred during these two years. For example, in 2000 we acquired MediaOne and wireless properties in the San Francisco Bay area, which were both included in our 2000 results for part of the year, but were not in 1999 results. In 1999, we acquired TCI, the IBM Global Network (now AT&T Global Network Services, or AGNS) and Vanguard Cellular Systems, Inc. (Vanguard). These businesses were included in 2000 results for a full year, but only a part of 1999 (since their respective dates of acquisition). Further, we disposed of certain international businesses during 1999 and 2000. The results of businesses sold in 1999 were included in 1999 results for part of the year, and were not in 2000 results. Likewise, businesses sold in 2000 were included in 1999 results for the full year and in 2000 results for part of the year.

         Year-over-year comparison was also impacted by the consolidation of At Home Corp. (Excite@Home) beginning September 1, 2000, due to corporate-governance changes which gave AT&T a controlling interest. At that time and on December 31, 2000, we had an approximate 23% economic interest and 74% voting interest in Excite@Home. Prior to September 1, 2000, we accounted for our ownership in Excite@Home under the equity method of accounting, which means our investment was included in "Other investments and related advances" in the 1999 Consolidated Balance Sheet and any earnings or losses were included as a component of "Net losses from other equity investments" in the Consolidated Statements of Income. The consolidation of Excite@Home resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Balance Sheet and Consolidated Income Statement. The approximate 77% we do not own is shown in the 2000 Consolidated Balance Sheet within "Minority interest" and as a component of "Minority interest income (expense)" in the 2000 Consolidated Statement of Income.

         On January 5, 2000, we launched Concert, our global joint venture with British Telecommunications plc (BT). AT&T contributed all of its international gateway-to-gateway assets and the economic value of approximately 270 multinational customers specifically targeted for direct sales by Concert. As a result, 2000 results do not include the revenue and expenses associated with these customers and businesses, while 1999 does, and 2000 results include our proportionate share of Concert's earnings in "Net losses from other equity investments."

         Effective July 1, 2000, the FCC eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line business customers. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

         The comparison of 1999 results with 1998 was also impacted by the 1999 acquisitions of TCI, AGNS and Vanguard, since 1999 results include these businesses for part of the year, while 1998 does not include them. This comparison is also impacted by the 1999 dispositions of international businesses, which were included in 1999 results for part of the year, but were in 1998 results for the full year.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                     Dollars in millions
Business Services.....................................................       $28,488      $27,480     $24,285
Consumer Services.....................................................        18,976       21,854      22,885
Wireless Services.....................................................        10,448        7,627       5,406
Broadband.............................................................         8,217        5,070          --
Other and Corporate...................................................         (148)          569         647
Total revenue.........................................................       $65,981      $62,600     $53,223

         Total revenue increased 5.4%, or $3.4 billion, in 2000 compared with the prior year. Approximately $2.1 billion of the increase was due to the impact of acquisitions and the consolidation of Excite@Home, offset by the impact of Concert, dispositions and the elimination of PICC. The remaining $1.3 billion increase was primarily driven by a growing demand for our wireless and data and Internet protocol (IP) products, and outsourcing services, partially offset by continued and accelerating declines in long distance voice revenue. We expect long distance revenue to continue to be negatively impacted by ongoing competition and product substitution.

         Total revenue in 1999 increased $9.4 billion, or 17.6%, compared with 1998. Nearly three-quarters of the increase was due to acquisitions, net of dispositions. The remaining increase was fueled by growth in wireless, business data, business long distance voice and outsourcing revenue, partially offset by the continued decline of consumer long distance voice revenue.

         Revenue by segment is discussed in greater detail in the segment results section.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                     Dollars in millions
Costs of services and products........................................       $17,587      $14,594     $10,495

         Costs of services and products include the costs of operating and maintaining our networks, costs to support our outsourcing contracts, fees paid to other wireless carriers for the use of their networks (off-network roaming), programming and licensing costs for cable services, costs of wireless handsets sold, the provision for uncollectible receivables and other service-related costs.

         These costs increased $3.0 billion, or 20.5%, in 2000 compared with 1999. Nearly $2.1 billion of the increase was due to acquisitions and the impact of consolidating Excite@Home, net of the impact of Concert and divestments of international businesses. The higher costs associated with our growing wireless subscriber base and wireless network as well as new outsourcing contracts increased expenses by approximately $1.5 billion. The higher wireless expenses primarily related to higher costs of handsets sold, due to a 53.5% increase in gross subscriber additions in 2000 compared with 1999. Expenses also increased due to higher video-programming costs principally due to rate increases, and higher costs associated with new broadband services of approximately $0.3 billion. These increases were partially offset by approximately $0.9 billion of costs savings from continued cost control initiatives and a higher pension credit in 2000, primarily driven by a higher pension trust asset base, resulting from increased investment returns.

         Costs of services and products rose $4.1 billion, or 39.1%, in 1999 compared with 1998, primarily due to acquisitions, net of dispositions, which accounted for approximately $3.7 billion of the increase. The higher costs associated with our growing wireless subscriber base as well as new outsourcing contracts increased expenses by approximately $1.5 billion. Partially offsetting the 1999 increases were network cost-control initiatives of approximately $0.4 billion, and approximately $0.3 billion of lower expenses in Business Services related to per-call compensation expense, provision for uncollectible receivables and gross receipts and property taxes.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                     Dollars in millions
Access and other connection...........................................       $13,518      $14,686     $15,328

         Access and other connection expenses decreased 8.0%, to $13.5 billion in 2000, compared with $14.7 billion in 1999. Included within access and other connection expenses are costs that we pay to connect domestic calls on the facilities of other service providers. Mandated reductions in per-minute access costs and decreased per-line charges resulted in lower costs of approximately $1.5 billion. Also contributing to the decrease was more efficient network usage. These decreases were partially offset by approximately $0.7 billion of higher costs due to volume increases, and $0.5 billion as a result of higher Universal Service Fund contributions. Since most of these charges are passed through to the customer, the per-minute access-rate and per-line charge reductions and the increased Universal Service Fund contributions have generally resulted in a corresponding impact on revenue.

         Costs paid to  telephone  companies  outside  of the  United  States to connect calls made to countries outside of the United States (international settlements) are also included within access and other connection expenses. These costs decreased approximately $0.5 billion in 2000, as result of the commencement of operations of Concert. Concert now incurs most of our international settlements as well as earns most of our foreign-billed revenue, previously incurred and earned directly by AT&T. In 2000, Concert billed us a net expense composed of international settlement (interconnection) expense and foreign-billed revenue. The amount charged by Concert in 2000 was lower than interconnection expense incurred in 1999, since AT&T recorded these transactions as revenue and expense, as applicable. Partially offsetting the decline were costs incurred related to Concert products that AT&T now sells to its customers.

         Access and other connection expenses declined $0.6 billion, or 4.2%, in 1999 compared with the prior year. This decline resulted from $0.9 billion of mandated reductions in per-minute access rates in 1999 and 1998, and $0.6 billion of lower international settlement rates resulting from our negotiations with international carriers. Additionally, we continue to manage these costs through more efficient network usage. These reductions were partially offset by $0.8 billion of higher costs due to volume growth, and $0.3 billion as a result of increased per-line charges and Universal Service Fund contributions.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                     Dollars in millions
Selling, general and administrative...................................       $13,303      $13,516     $12,770

         Selling, general and administrative (SG&A) expenses decreased $0.2 billion, or 1.6%, in 2000 compared with 1999. Approximately $2.0 billion of the decrease was due to savings from continued cost-control initiatives and a higher pension credit in 2000, primarily driven by a higher pension trust asset base, resulting from increased investment returns. Largely offsetting this decrease was more than $1.4 billion of higher expenses associated with our growing wireless and broadband businesses, and nearly $0.7 billion of expenses associated with acquisitions and the consolidation of Excite@Home, net of the impact of Concert and dispositions.

         SG&A expenses increased $0.7 billion, or 5.8%, in 1999 compared with 1998. This increase was primarily due to acquisitions, net of dispositions, which resulted in an increase in SG&A expenses of approximately $1.4 billion. Also contributing to the increase was approximately $0.4 billion of higher costs to support our growing wireless subscriber base. Partially offsetting these increases were our continued efforts to control costs on a companywide basis, which resulted in lower SG&A expenses of approximately $0.9 billion, including lower spending for consumer long distance acquisition-programs.

For the Years Ended December 31,                                                   2000       1999       1998
                                                                                   ----       ----       ----
                                                                                       Dollars in millions
Depreciation and other amortization.......................................       $7,274     $6,138     $4,378

         Depreciation and other amortization expenses rose $1.1 billion, or 18.5%, in 2000 compared with 1999 and increased $1.8 billion, or 40.2%, in 1999 compared with 1998. Approximately one-half of the increase in both years was due to acquisitions and the consolidation of Excite@Home, net of dispositions and the impact of Concert, as applicable. The remaining increase was primarily due to a higher asset base resulting from continued infrastructure investment. Total capital expenditures for 2000, 1999 and 1998 were $14.6 billion, $13.5 billion and $8.0 billion, respectively. We continue to focus the vast majority of our capital spending on our growth businesses of broadband, wireless, data and IP and local.

For the Years Ended December 31,                                                      2000       1999    1998
                                                                                      ----       ----    ----
                                                                                         Dollars in millions
Amortization of goodwill, franchise costs and other purchased intangibles....       $2,993     $1,301    $251

         Amortization of goodwill, franchise costs and other purchased intangibles increased $1.7 billion, or 130.1%, in 2000 compared with the prior year. This increase was largely attributable to the consolidation of Excite@Home, as well as acquisitions, primarily MediaOne and TCI. Franchise costs represent the value attributable to agreements with local authorities that allow access to homes in Broadband's service areas. Other purchased intangibles arising from business combinations primarily included customer relationships and licenses.

         Amortization   of  goodwill,   franchise   costs  and  other  purchased
intangibles increased $1.1 billion in 1999 compared with 1998 due primarily to the acquisition of TCI and, to a lesser extent, AGNS.

For the Years Ended December 31,                                                   2000       1999       1998
                                                                                   ----       ----       ----
                                                                                       Dollars in millions
Net restructuring and other charges.......................................       $7,029     $1,506     $2,514

         During 2000, we recorded $7.0 billion of net restructuring and other charges, which had an approximate $0.90 earnings per diluted share impact to the AT&T Common Stock Group. The 2000 charge included $6.2 billion of asset impairment charges related to Excite@Home, $759 million for restructuring and exit costs associated with AT&T's initiative to reduce costs, and $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

         The asset impairment charges related to Excite@Home resulted from the deterioration of the market conditions and market valuations of Internet-related companies during the fourth quarter of 2000, which caused Excite@Home to
conclude   that   intangible   assets   related   to   their   acquisitions   of
Internet-related companies may not be recoverable. Accordingly, Excite@Home conducted a detailed assessment of the recoverability of the carrying amounts of acquired intangible assets. This assessment resulted in a determination that certain acquired intangible assets, including goodwill, related to these acquisitions, including Excite, were impaired as of December 31, 2000. As a result, Excite@Home recorded impairment charges of $4.6 billion in December 2000, representing the excess of the carrying amount of the impaired assets over their fair value.

         The impairment was allocated to each asset group based on a comparison of carrying values and fair values. The impairment write-down within each asset group was allocated first to goodwill, and if goodwill was reduced to zero, to identifiable intangible assets in proportion to carrying values.

         Since we own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our 2000 Consolidated Statement of Income as "Minority interest income (expense)."

         Also as a result of the foregoing, AT&T recorded a goodwill and acquisition-related impairment charge of $1.6 billion associated with the acquisition of our investment in Excite@Home. The write-down of our investment to fair value was determined utilizing discounted expected future cash flows.

         The $759 million charge for restructuring and exit plans was primarily due to headcount reductions, mainly in network operations and Business Services, including the consolidation of customer-care and call centers, as well as synergies created by the MediaOne merger.

         Included in exit costs was $503 million of cash termination benefits associated with the separation of approximately 7,300 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were nonmanagement employees. Approximately 6,700 employee separations were related to involuntary terminations and approximately 600 to voluntary terminations.

         We also recorded $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the year, and net losses of $32 million related to the disposition of facilities primarily due to synergies created by the MediaOne merger.

         Also included in restructuring and exit costs in 2000 was $144 million of benefit plan curtailment costs associated with employee separations as part of these exit plans. Further, we recorded an asset impairment charge of $18 million related to the write-down of unrecoverable assets in certain businesses where the carrying value was no longer supported by estimated future cash flows.

         The 2000 restructuring initiatives are projected to yield cash savings of approximately $690 million per year, as well as EBIT (earnings before interest and taxes, including pretax minority interest and net pretax losses from other equity investments) savings of approximately $700 million per year. We expect increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in SG&A expenses and costs of services and products.

         During 1999, we recorded $1.5 billion of net restructuring and other charges, which had an approximate $0.37 earnings per diluted share impact to the AT&T Common Stock Group.

         A $594 million in-process research and development charge was recorded reflecting the estimated fair value of research and development projects at TCI, as of the date of the acquisition, which had not yet reached technological feasibility or had no alternative future use. The projects identified related to efforts to offer voice over IP, product-integration efforts for advanced set-top devices, cost-savings efforts for broadband-telephony implementation, and in-process research and development related to Excite@Home. We estimated the fair value of in-process research and development for each project using an income approach, which was adjusted to allocate fair value based on the project's percentage of completion. Under this approach, the present value of the anticipated future benefits of the projects was determined using a discount rate of 17%. For each project, the resulting net present value was multiplied by a percentage of completion based on effort expended to date versus projected costs to complete.

         The charge associated with voice-over-IP technology, which allows voice telephony traffic to be digitized and transmitted in IP data packets, was $225 million as of the date of acquisition. Current voice-over-IP equipment does not yet support many of the features required to connect customer premises equipment to traditional phone networks. Further technical development is also needed to ensure voice quality that is comparable to conventional circuit-switched telephony and to reduce the power consumption of the IP-telephony equipment. We started testing IP-telephony equipment in the field in late-2000 and will continue tests throughout 2001.

         The charge associated with product-integration efforts for advanced set-top devices, which will enable us to offer next-generation digital services, was $114 million as of the acquisition date. The associated technology consists of the development and integration work needed to provide a suite of software tools to run on the digital set-top box hardware platform. It is anticipated that field trials will begin in late-2001 for next-generation digital services.

         The charge associated with cost-savings efforts for broadband-telephony implementation was $101 million as of the date of acquisition. Telephony cost reductions primarily consist of cost savings from the development of a "line of power switch," which allows us to cost effectively provide power for customer telephony equipment through the cable plant. This device will allow us to provide line-powered telephony without burying the cable line to each house. Trials related to our telephony cost reductions are complete, and implementation has begun in certain markets.

         Additionally, the in-process research and development charge related to Excite@Home was valued at $154 million. This charge related to projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers and improved design for the regional data centers' infrastructure.

         Although there are technological issues to overcome to successfully complete the acquired in-process research and development, we expect successful completion. We estimate the costs to complete the identified projects will not have a material impact on our results of operations. If, however, we are unable to establish technological feasibility and produce commercially viable products/services, anticipated incremental future cash flows attributable to expected profits from such new products/services may not be realized.

         A $531 million asset impairment charge was recorded in 1999 associated with the planned disposal of certain wireless communications equipment resulting from a program to increase the capacity and operating efficiency of our wireless network. As part of a multivendor program, contracts have been executed with select vendors to replace significant portions of our wireless infrastructure equipment in the western United States and the metropolitan New York markets. The program is intended to provide Wireless Services with the newest technology available and allow us to evolve to new, next-generation digital technology, which is designed to provide high-speed data capabilities. Since the assets will remain in service from the date of the decision to dispose of these assets to the disposal date, the remaining net book value of the assets will be depreciated over this period.

         Also in 1999, a $145 million charge for restructuring and exit costs was recorded as part of AT&T's initiative to reduce costs. The restructuring and exit plans primarily focused on the maximization of synergies through headcount reductions in Business Services and network operations, including the consolidation of customer-care and call centers.

         Included in exit costs was $142 million of cash termination benefits associated with the separation of approximately 2,800 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were nonmanagement employees. Approximately 1,700 employee separations were related to involuntary terminations and approximately 1,100 to voluntary terminations.

         The 1999 restructuring initiatives are projected to yield cash savings of approximately $250 million per year. This restructuring yielded EBIT savings of approximately $200 million in 2000, and is expected to save nearly $400 million per year thereafter. We expect increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in SG&A expenses and costs of services and products.

         We also recorded net losses of $307 million related to the government-mandated disposition of certain international businesses that would have competed directly with Concert, and $50 million related to a contribution agreement Broadband entered into with Phoenixstar, Inc. That agreement requires Broadband to satisfy certain liabilities owed by Phoenixstar and its subsidiaries. The remaining obligation under this contribution agreement and an agreement that MediaOne had is $57 million, which was fully accrued for at December 31, 2000. In addition, we recorded benefits of $121 million related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program (VRIP) offer.

         During 1998, we recorded $2.5 billion of net restructuring and other charges, which had an approximate $0.59 earnings per diluted share impact to the AT&T Common Stock Group. The bulk of the charge was associated with our overall cost-reduction program and the approximately 15,300 management employees who accepted the VRIP offer. A restructuring charge of $2,724 million was composed of $2,254 million and $169 million for pension and postretirement special-termination benefits, respectively, $263 million of benefit plan curtailment losses and $38 million of other administrative costs. We also recorded charges of $125 million for related facility costs and $150 million for executive-separation costs. These charges were partially offset by benefits of $940 million as we settled pension benefit obligations for 13,700 of the total VRIP employees. In addition, the VRIP charges were partially offset by the reversal of $256 million of 1995 business restructuring reserves primarily resulting from the overlap of VRIP on certain 1995 projects.

         Also included in the 1998 net restructuring and other charges were asset impairment charges totaling $718 million, of which $633 million was related to our decision not to pursue Total Service Resale (TSR) as a local-service strategy. We also recorded an $85 million asset impairment charge related to the write-down of unrecoverable assets in certain international operations where the carrying value was no longer supported by future cash flows. This charge was made in connection with the review of certain operations that would have competed directly with Concert.

         Additionally, $85 million of merger-related expenses were recorded in 1998 in connection with the Teleport Communications Group Inc. (TCG) merger, which was accounted for as a pooling of interests. Partially offsetting these charges was a $92 million reversal of the 1995 restructuring reserve. This reversal reflected reserves no longer deemed necessary. The reversal primarily included separation costs attributed to projects completed at a cost lower than originally anticipated. Consistent with the three-year plan, the 1995 restructuring initiatives were substantially completed by the end of 1998.

For the Years Ended December 31,                                                  2000        1999       1998
                                                                                  ----        ----       ----
                                                                                      Dollars in millions
Operating income.........................................................       $4,277     $10,859     $7,487

         Operating income decreased $6.6 billion, or 60.6%, in 2000 compared with 1999. The decrease was primarily due to higher net restructuring and other charges of $5.5 billion. Also contributing to the decrease was the impact of the acquisition of MediaOne and the consolidation of Excite@Home, which lowered operating income by $1.5 billion. A majority of the impact of operating losses and the restructuring charge generated by Excite@Home was offset in minority interest income (expense), reflecting the approximate 77% of Excite@Home we do not own. Partially offsetting these decreases were cost-control initiatives and a larger pension credit associated with our mature long distance businesses and related support groups, partially offset by lower long distance revenue.

         Operating income rose $3.4 billion, or 45.0%, in 1999 compared with 1998. The increase was driven by approximately $2.3 billion of operating income improvements in Business Services and Consumer Services, reflecting operating expense efficiencies. Also contributing to the increase was $1.0 billion of lower net restructuring and other charges.

For the Years Ended December 31,                                                      2000    1999       1998
                                                                                      ----    ----       ----
                                                                                        Dollars in millions
Other income.................................................................       $1,514    $931     $1,281

         Other income increased $0.6 billion, or 62.4%, in 2000 compared with 1999. This increase was primarily due to greater net gains on sales of businesses and investments of approximately $1.0 billion, and higher investment-related income of approximately $0.3 billion. The higher gains on sales were driven by significant gains associated with the swap of cable properties with Comcast Corporation (Comcast) and Cox Communications, Inc.
(Cox), the sale of our investment in Lenfest Communications, Inc. (Lenfest) and Celumovil, and a gain recorded as a result of the merger of TeleCorp PCS, Inc. (TeleCorp) and Tritel, Inc. (Tritel) and related transactions. These gains aggregated approximately $1.0 billion and had an approximate $0.29 earnings per diluted share impact to the AT&T Common Stock Group. In 1999, we recorded significant gains associated with the sale of our Language Line Services business, a portion of our ownership interest in AT&T Canada as well as our investment in Wood-TV. These gains aggregated approximately $0.4 billion and had an approximate $0.07 earnings per diluted share impact to the AT&T Common Stock Group. Offsetting the increases to other income in 2000 was an approximate $0.5 billion charge reflecting the increase in the fair value of put options held by Comcast and Cox related to Excite@Home stock, and approximately $0.2 billion of higher investment impairment charges.

         Other income decreased $0.4 billion, or 27.3%, in 1999 compared with 1998. The decrease was due to lower net gains on sales of businesses and investments of approximately $0.3 billion as well as lower investment-related income of approximately $0.2 billion. In 1999, we recorded significant gains associated with the sale of our Language Line Services business, a portion of our ownership interest in AT&T Canada as well as our investment in Wood-TV. These gains aggregated approximately $0.4 billion and had an approximate $0.07 earnings per diluted share impact to the AT&T Common Stock Group. In 1998, we recorded significant gains associated with the sale of AT&T Solutions Customer Care, LIN Television Corp. and SmarTone Telecommunications Holdings Limited. These gains aggregated approximately $0.8 billion and had an approximate $0.18 earnings per diluted share impact to the AT&T Common Stock Group.

For the Years Ended December 31,                                                      2000       1999    1998
                                                                                      ----       ----    ----
                                                                                        Dollars in millions
Interest expense.............................................................       $3,183     $1,765    $427

         Interest expense increased 80.3%, or $1.4 billion, in 2000 compared with 1999. The increase was primarily due to a higher average debt balance as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition, and our March 1999 acquisition of TCI, partially offset by higher capitalized interest.

         Interest expense increased $1.3 billion in 1999 compared with 1998, due to a higher average debt balance associated with our acquisitions, including debt outstanding of TCI at the date of acquisition.

For the Years Ended December 31,                                                   2000       1999       1998
                                                                                   ----       ----       ----
                                                                                      Dollars in millions
Provision for income taxes................................................       $3,342     $3,695     $3,049

         The effective income tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective income tax rate was 128.1% in 2000, 36.9% in 1999 and 36.6% in 1998. In 2000,
the effective tax rate was negatively impacted by Excite@Home, which is unable to record tax benefits associated with its pretax losses. Therefore the $4.6 billion restructuring charges taken by Excite@Home in 2000 had no associated tax benefit. The 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable systems and other assets with Cox and the benefit of the write-off of the related deferred tax liability. The 1999 effective tax rate was negatively impacted by a non-tax-deductible research and development charge, but positively impacted by a change in the net operating loss utilization tax rules that resulted in a reduction in the valuation allowance and the income tax provision.

For the Years Ended December 31,                                                      2000      1999     1998
                                                                                      ----      ----     ----
                                                                                        Dollars in millions
Minority interest income (expense)...........................................       $4,120     $(115)     $21

         Minority interest income (expense), which is recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. The $4.2 billion increase in minority interest in 2000 resulted from the consolidation of Excite@Home effective September 1, 2000. The minority interest income in 2000 primarily reflects losses generated by Excite@Home, including the goodwill impairment charge, that were attributable to the approximate 77% of Excite@Home not owned by AT&T. The decrease in minority interest in 1999 compared with 1998 was primarily due to dividends on preferred securities issued by a subsidiary trust of AT&T in 1999.

For the Years Ended December 31,                                                   2000         1999     1998
                                                                                   ----         ----     ----
                                                                                       Dollars in millions
Equity earnings (losses) from Liberty Media Group.........................       $1,488      $(2,022)      --

         Equity earnings from LMG, which are recorded net of income taxes, were $1.5 billion in 2000, compared with losses of $2.0 billion in 1999. The increase was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the increase. These were partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

For the Years Ended December 31,                                                        2000     1999    1998
                                                                                        ----     ----    ----
                                                                                         Dollars in millions
Net losses from other equity investments...........................................     $205     $765     $78

         Net losses from other equity investments, which are recorded net of income taxes, were $0.2 billion in 2000, a 73.2% improvement compared with 1999. This improvement was primarily a result of the redemption of our investment in AB Cellular which resulted in the distribution of wireless properties in the Los Angeles area to AT&T, which caused AB Cellular to record a gain on the distribution. Our pro rata share of this gain was approximately $0.4 billion. In addition, in 2000, earnings from our investment in Cablevision Systems Corp. (Cablevision) were approximately $0.2 billion higher than 1999 due to gains from cable-system sales. Offsetting these increases were losses from our stake in Time Warner Entertainment Company, L.P. (TWE) which we acquired in connection with the MediaOne merger and greater equity losses from Excite@Home, which aggregated approximately $0.1 billion.

         Net losses from equity investments were $0.8 billion in 1999 compared with $78 million in 1998, primarily due to losses we recorded on investments we acquired through TCI, largely Cablevision and Excite@Home.

For the Years Ended December 31,                                                2000          1999       1998
                                                                                ----          ----       ----
                                                                              (Dollars in millions, except per
                                                                                      share amounts)
AT&T Common Stock Group:
   Income from continuing operations....................................      $3,105        $5,450     $5,235
   Earnings from continuing operations per share:
      Basic.............................................................        0.89          1.77       1.96
      Diluted...........................................................        0.88          1.74       1.94
AT&T Wireless Group:
   Income...............................................................         $76            --         --
   Earnings per share:
      Basic and diluted.................................................        0.21            --         --
Liberty Media Group:
   Income (loss)........................................................      $1,488       $(2,022)        --
   Earnings (loss) per share:
      Basic and diluted.................................................        0.58         (0.80)        --

         Earnings per diluted share (EPS) attributable to the AT&T Common Stock Group were $0.88 in 2000 compared with $1.74 in 1999, a decrease of 49.4%. The decrease was primarily due to higher restructuring and asset impairment charges and the MediaOne acquisition, including the impact of shares issued, operating losses of MediaOne and additional interest expense. Also contributing to the decrease was the impact of Excite@Home, including the mark-to-market adjustment related to the put options held by Comcast and Cox. These were partially offset by lower losses from equity investments and an increase in other income, primarily associated with higher net gains on sales of businesses and investments, and higher investment-related income. Also impacting EPS was higher operating income associated with our mature long distance businesses.

         EPS from continuing operations attributable to the AT&T Common Stock Group on a diluted basis declined 10.3% in 1999, to $1.74, compared with 1998. The decline was primarily due to the impact of the TCI and AGNS acquisitions, including the impact of shares issued and equity losses of Excite@Home and Cablevision. Partially offsetting these declines were increased income from the remaining operations due to revenue growth and operating expense efficiencies, as well as lower net restructuring and other charges.

         EPS for Liberty Media Group was $0.58 in 2000, compared with a loss of $0.80 per share for 1999. The increase in EPS was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the increase. These were partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

Discontinued Operations

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of AT&T reflect the disposition of AT&T Universal Card Services (UCS), which was sold on April 2, 1998, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of UCS have been excluded from the respective captions in the 1998 Consolidated Statement of Income and Consolidated Statement of Cash Flows, and have been reported through the April 2, 1998 date of disposition as "Income from discontinued operations," net of applicable income taxes; and as "Net cash provided by discontinued operations." The gain associated with the sale of UCS is recorded as "Gain on sale of discontinued operations," net of applicable income taxes.

Extraordinary Items

         In August 1998, AT&T extinguished approximately $1.0 billion of TCG's debt. The $217 million pretax loss on the early extinguishment of debt was recorded as an extraordinary loss. The after-tax impact was $137 million, or $0.05 per diluted share.

SEGMENT RESULTS

         In support of the services we provided in 2000, we segment our results by the business units that support our primary lines of business: Business Services, Consumer Services, Wireless Services and Broadband. The balance of AT&T's operations, excluding LMG, is included in a Corporate and Other category. Although not a segment, we also discuss the results of LMG.

         The discussion of segment results includes revenue; EBIT (earnings before interest and taxes, including pretax minority interest and net pretax losses of other equity investments); EBITDA (EBIT plus depreciation, amortization and minority interest income (expense) other than Excite@Home); total assets, and capital additions. The discussion of EBITDA for Wireless Services and Broadband is modified to exclude other income and net losses from equity investments. Total assets for each segment generally include all assets, except intercompany receivables. However, our Wireless Services segment included intercompany receivables from AT&T and the related interest income since these assets relate to the results of the AT&T Wireless Group tracked business. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. Shared network assets are allocated to the segments and reallocated each January, based on two years of volumes. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

         EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income plus net pretax losses from equity investments, pretax minority interest income (expense) and other income. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT, excluding minority interest income (expense) other than Excite@Home, plus depreciation and amortization. Interest and taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it provides analysis of operating results using the same measures used by AT&T's chief operating decision makers and provides a return on total capitalization measure. We believe EBITDA is meaningful to investors as a measure of each segment's liquidity consistent with the measure utilized by our chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was $9.4 billion, $10.5 billion and $8.7 billion for the years ended December 31, 2000, 1999 and 1998, respectively. EBITDA for AT&T was $19.8 billion, $18.6 billion and $13.4 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and taxes which can affect cash flow.

         Reflecting the dynamics of our business, we continually review our management model and structure and make adjustments accordingly.

BUSINESS SERVICES

         Our Business Services segment offers a variety of global communications services, including long distance, local, and data and IP networking to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Business Services is also a provider of voice, data and IP transport to service resellers (wholesale services).

         Business Services includes AT&T Solutions, the company's professional-services outsourcing business, which provides seamless solutions that maximize the competitive advantage of networking-based electronic applications for global clients. AT&T Solutions also provides e-infrastructure and high-availability services to enterprise clients, and manages AT&T's unified global network.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                    Dollars in millions
External revenue......................................................       $27,691      $26,749     $23,807
Internal revenue......................................................           797          731         478
Total revenue.........................................................        28,488       27,480      24,285
EBIT..................................................................         6,548        6,136       4,994
EBITDA................................................................        10,260        9,488       7,548
Capital additions.....................................................         6,223        7,511       6,130

At December 31,                                                                 2000         1999
                                                                                ----         ----

Total assets..........................................................       $34,804      $32,010

REVENUE

         In 2000, Business Services revenue grew $1.0 billion, or 3.7%, compared with 1999. Approximately $0.4 billion of the increase was due to the impact of acquisitions, partially offset by the formation of Concert. Strength in data and IP services as well as growth in our outsourcing business contributed $1.8 billion to the increase. This growth, however, was offset by an approximate $0.9 billion decline in long distance voice services as a result of continued pricing pressures in the industry.

         Revenue in 1999 grew $3.2 billion, or 13.2%. The acquisition of AGNS contributed approximately $1.1 billion to the growth. Data, IP and outsourcing services grew approximately $1.5 billion in 1999 compared with 1998, while long distance voice services and local services contributed approximately $0.6 billion to the revenue increase.

         Data services, which represent the transportation of data, rather than voice, along our network, was impacted by acquisitions and the formation of Concert. Excluding these impacts, data services grew at a high-teens percentage rate in 2000. Growth was led by the continued strength of frame relay services; IP services, which include IP-connectivity services and virtual private network
(VPN) services; and high-speed private-line services. Excluding the impact of AGNS, data services grew at a high-teens percentage rate in 1999, led by strength in frame relay and high-speed private-line services.

         AT&T Solutions outsourcing revenue grew 47.9% in 2000 and 146.0% in 1999. More than one-half of the 2000 growth and approximately 65% of the 1999 growth was driven by our acquisition of AGNS. The remaining growth in both years was primarily due to growth from new contract signings and add-on business from existing clients.

         Excluding the impact of Concert, long distance voice services revenue declined at a mid single-digit percentage rate in 2000 due to a declining average price per minute reflecting the competitive forces within the industry which are expected to continue. Partially offsetting this decline was a high single-digit percentage growth rate in minutes. In 1999, long distance voice revenue grew at a low single-digit percentage rate, as volumes grew at a high-teens percentage rate, which was largely offset by a declining average rate per minute.

         Local voice services revenue grew nearly 20% in 2000 and more than 50% in 1999. During 2000, AT&T added more than 867,000 access lines, with the total reaching nearly 2.3 million at the end of the year. During 1999, AT&T added more than 719,000 access lines. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network. AT&T serves more than 6,000 buildings on-network (buildings where AT&T owns the fiber that runs into the building), representing an increase of approximately 3.5% over 1999. At the end of 1999, AT&T served just over 5,800 buildings on-network compared with approximately 5,200 buildings at the end of 1998.

         Business Services internal revenue increased $66 million, or 9.1%, in 2000 and $253 million, or 52.8%, in 1999. The increase in 2000 was the result of greater sales of business long distance services to other AT&T units that resell such services to their external customers, primarily Broadband and Wireless Services. The increase in 2000 was partially offset by a decline in sales related to international businesses divested. In 1999, the increase in internal revenue was primarily due to greater sales of long distance services to Wireless Services.

EBIT/EBITDA

         EBIT improved $0.4 billion, or 6.7%, and EBITDA improved $0.8 billion, or 8.1%, in 2000 compared with 1999. This improvement reflects an increase in revenue and lower costs as a result of our continued cost-control efforts, partially offset by the formation of Concert and the acquisition of AGNS.
Additionally, the EBIT increase was partially offset by an increase in depreciation and amortization expense in 2000 compared with 1999 primarily due to a higher network asset base.

         In 1999, EBIT improved $1.1 billion, or 22.9%, and EBITDA improved $1.9 billion, or 25.7%, compared with 1998. These increases were driven by revenue growth combined with margin improvement resulting from ongoing cost-control initiatives. The increase in EBIT was offset somewhat by increased depreciation and amortization expenses resulting from increased capital expenditures aimed at data, IP and local services.

OTHER ITEMS

         Capital additions decreased $1.3 billion in 2000, and increased $1.4 billion in 1999. In 2000, the decrease was a result of lower spending for our long distance network (including the data network). In 1999, the increase was primarily due to additional spending for the build out of our local services SONET transport network.

         Total assets increased $2.8 billion, or 8.7%, at December 31, 2000, compared with December 31, 1999. The increase was primarily due to net increases in property, plant and equipment as a result of capital additions, and a higher accounts receivable balance.

CONSUMER SERVICES

         Our Consumer Services segment provides residential customers with a variety of any-distance communications services, including long distance, local toll (intrastate calls outside the immediate local area) and Internet access. In addition, Consumer Services provides transaction services, such as prepaid calling card and operator-handled calling services. Local phone service is also provided in certain areas.

For the Years Ended December 31,                                                2000         1999        1998
                                                                                ----         ----        ----
                                                                                     Dollars in millions
Revenue...............................................................       $18,976      $21,854     $22,885
EBIT..................................................................         7,090        7,909       6,570
EBITDA................................................................         7,650        8,692       7,263
Capital additions.....................................................           302          656         459


At December 31,                                                                 2000         1999
                                                                                ----         ----

Total assets..........................................................        $4,801       $6,279

REVENUE

         Consumer Services revenue declined 13.2%, or $2.9 billion, in 2000 compared with 1999. Approximately $0.9 billion of the decline was due to the elimination of per-line charges in 2000 and the impact of Concert. The remainder of the decline was primarily due to a decline in traditional voice services, such as Domestic Dial 1, reflecting the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures and a loss of market share. Also negatively impacting revenue was product substitution and market migration away from direct-dial wireline and higher-priced calling-card services to the rapidly growing wireless services and lower-priced prepaid-card services. As a result, calling volumes declined at a mid single-digit percentage rate in 2000. We expect competition and product substitution to continue to negatively impact Consumer Services revenue.

         In August 1999, we introduced AT&T One Rate, which allows customers to make long distance calls, 24 hours a day, seven days a week, for the same rate. These One Rate offers continue to be well received in the market with more than 12 million customers enrolled since the plan's introduction. In addition, AT&T has been successful in packaging services in the consumer market by giving customers the option of intraLATA service with its One Rate offers. More than 60% of the customers enrolled in One Rate have chosen AT&T as their intraLATA provider.

         AT&T's any distance New York Local One Rate offer, which combines both local and long distance service, has experienced high customer acceptance. AT&T ended the year with nearly 760,000 customers under this plan.

         In 1999, Consumer Services revenue decreased $1.0 billion, or 4.5%, on a mid single-digit percentage decline in volumes. The 1999 decline reflects the ongoing competitive nature of the consumer long distance industry, as well as product substitution and market migration away from direct dial and higher-priced calling-card services to rapidly growing wireless services and lower-priced prepaid-card services.

EBIT/EBITDA

         EBIT declined $0.8 billion, or 10.4%, and EBITDA declined $1.0 billion, or 12.0%, in 2000 compared with 1999. The declines in EBIT and EBITDA primarily reflect the decline in the long distance business, offset somewhat by cost-control initiatives. In addition, the declines reflect $0.2 billion of lower gains on sales of businesses, primarily the 1999 sale of Language Line Services, and higher restructuring charges. Reflecting our cost-control initiatives, EBIT and EBITDA margins in 2000 improved to 37.4% and 40.3%, respectively, compared with 36.2% and 39.8%, respectively, in 1999.

         EBIT grew $1.3 billion, or 20.4%, and EBITDA grew $1.4 billion, or 19.7%, in 1999. The EBIT margin improved to 36.2% in 1999 (excluding the gain on the sale of Language Line Services, the 1999 EBIT margin was 35.5%) from 28.7% in the prior year. The EBIT and EBITDA growth for 1999 reflects ongoing cost-reduction efforts, particularly in marketing spending, as well as lower negotiated international settlement rates.

OTHER ITEMS

         Capital additions decreased $0.4 billion, or 54.0%, in 2000 as a result of a planned reduction in spending on the voice network and reduced spending on internal-use software as most of the functionality upgrades were completed in

1999. In 1999, capital additions increased $0.2 billion, or 42.9%, primarily due to increased spending on internal-use software to add more functionality to our services and in support of AT&T WorldNet Services subscriber growth.

         Total assets declined $1.5 billion, or 23.5%, during 2000. The decline was primarily due to assets transferred to Concert during 2000, as well as lower accounts receivable, reflecting lower revenue.

WIRELESS SERVICES

         Our Wireless Services segment offers wireless voice and data services and products to customers in our 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or PCS) markets. Wireless Services also includes certain interests in partnerships and affiliates that provide wireless services in the United States and internationally, aviation-communications services and the results of our messaging business through the

October 2, 1998 date of sale. Also included are fixed wireless services providing high-speed Internet access and any-distance voice services using wireless technology to residential and small business customers.

For the Years Ended December 31,                                                  2000        1999       1998
                                                                                  ----        ----       ----
                                                                                     Dollars in millions
Revenue.................................................................       $10,448      $7,627     $5,406
EBIT....................................................................         1,131       (473)        418
EBITDA*.................................................................         1,653         581        856
Capital additions.......................................................         5,553       2,739      2,395


At December 31,                                                                   2000        1999
                                                                                  ----        ----

Total assets............................................................       $35,184     $23,312

* EBITDA for Wireless Services excludes net earnings (losses) from equity investments and other income.

REVENUE

         Wireless Services revenue grew $2.8 billion, or 37.0%, in 2000, and $2.2 billion, or 41.1%, in 1999. Approximately $0.6 billion of the 2000 growth was due to acquisitions, and approximately $0.2 billion of the 1999 growth was due to the net impact of acquisitions and dispositions. The remaining increases were due to subscriber growth, reflecting the continued successful execution of AT&T's wireless strategy of targeting and retaining specific customer segments, expanding the national wireless footprint, focusing on digital service, and offering simple rate plans. In addition, an increase in average monthly revenue per user (ARPU) contributed to the growth.

         Consolidated subscribers grew 58.5% during 2000 to approximately 15.2 million, and grew 33.4% to approximately 9.6 million in 1999. This growth included approximately 3.0 million subscribers from acquisitions closed during

2000, and approximately 900,000 from acquisitions closed during 1999. ARPU was $68.20 for 2000, a 3.6% increase compared with 1999. ARPU in 1999 was $65.80, a 14.2% increase from 1998. The average monthly subscriber churn rate in 2000 was 2.9% compared with 2.6% in 1999. Average monthly subscriber churn increased during 2000 as a result of competitive pressures, as well as our efforts to expand to a broader base of consumer segments served (e.g., prepaid wireless services). We expect these factors to continue, which will result in a decline in ARPU.

EBIT/EBITDA

         In 2000, EBIT improved $1.6 billion from a deficit of $0.5 billion in 1999. Approximately one-half of the improvement was due to higher pretax earnings on equity investments and greater gains on sales of businesses and investments. These items included higher equity earnings due to a gain recorded relating to the redemption of our investment in AB Cellular, as well as a gain on transactions associated with our affiliate investments in TeleCorp and Tritel, and a gain on the sale of Celumovil in 2000. In 1999, we recorded a gain on the sale of WOOD-TV. Also positively impacting the EBIT growth in 2000 was a 1999 asset impairment charge of $0.5 billion and higher intercompany interest income in 2000 resulting from the AT&T Wireless Group tracking stock offering proceeds attributed to Wireless Services. The remaining EBIT increase was primarily due to increased revenue, partially offset by a related increase in expenses.

         In 1999, EBIT declined $0.9 billion from $0.4 billion in 1998. The EBIT decline was primarily due to the 1999 asset impairment charge of approximately $0.5 billion and lower gains on sales of businesses and investments of approximately $0.5 billion.

         EBITDA, which excludes net earnings (losses) from equity investments and other income, increased $1.1 billion in 2000 to $1.7 billion. Approximately one-half of the increase was due to the 1999 impairment charge and the remainder was due to increased revenue, partially offset by a related increase in expenses.

         In 1999, EBITDA, which excludes net earnings (losses) from equity investments and other income, declined $0.3 billion to $0.6 billion. The decline was primarily due to the 1999 asset impairment charge, partially offset by an increase in revenue net of related expenses.

OTHER ITEMS

         Capital additions increased $2.8 billion in 2000, and increased $0.3 billion in 1999. Spending in both years focused on increasing the capacity and quality of our national wireless network.

         Total assets were $35.2 billion as of December 31, 2000, an increase of $11.8 billion, or 50.3%, compared with December 31, 1999. The increase was primarily due to increases in licensing costs, goodwill, and property, plant and equipment associated with the acquisitions that closed in 2000. In addition, property, plant and equipment increased as a result of significant capital expenditures in 2000. These increases were partially offset by a decrease in investments, as Wireless Services previously held equity interests in portions of wireless properties in the San Francisco Bay area and Los Angeles through AB Cellular. These markets were consolidated as of December 31, 2000.

BROADBAND

         Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and new services such as digital video service, high-speed data service and broadband telephony service.

For the Years Ended December 31,                                                             2000        1999
                                                                                             ----        ----
                                                                                           Dollars in millions
Revenue..........................................................................          $8,217      $5,070
EBIT.............................................................................         (1,175)     (1,475)
EBITDA*..........................................................................           1,709         802
Capital additions................................................................           4,963       4,759


At December 31,                                                                              2000        1999
                                                                                             ----        ----

Total assets.....................................................................        $114,681     $53,810

* EBITDA for Broadband excludes net losses from equity investments and other income.

         Results of operations for the year ended December 31, 2000, include the results of MediaOne since its acquisition on June 15, 2000, while the year ended December 31, 1999, does not include any results of MediaOne. Additionally, the results of operations for the year ended December 31, 1999, include 10 months of TCI's results, reflecting its acquisition in March 1999, while 2000 includes a full 12 months of TCI's results.

REVENUE

         Broadband revenue grew $3.1 billion in 2000, or 62.1%, compared with 1999. Approximately $2.8 billion of the increase in revenue was due to the acquisition of MediaOne in 2000 and TCI in 1999. In addition, revenue from new services (digital video, high-speed data, and broadband telephony) and a basic-cable rate increase contributed approximately $0.4 billion to the revenue increase.

         At December 31, 2000, Broadband serviced approximately 16.0 million basic-cable customers, passing approximately 28.3 million homes, compared with
11.4 million basic-cable customers, passing approximately 19.7 million homes at December 31, 1999. The increase reflects the acquisition of MediaOne. At
December 31, 2000, we provided digital video service to approximately 2.8 million customers, high-speed data service to approximately 1.1 million customers, and broadband telephony service to approximately 547,000 customers. This compares with approximately 1.8 million digital-video customers, approximately 207,000 high-speed data customers, and nearly 8,300 broadband telephony customers at the end of 1999.

EBIT/EBITDA

         EBIT in 2000 was a deficit of $1.2 billion, an improvement of $0.3 billion, or 20.4%. This improvement was due to approximately $0.5 billion of higher gains on sales of businesses and investments, primarily gains on the swap of cable properties with Cox and Comcast and the sale of our investment in Lenfest, and $0.4 billion lower restructuring charges primarily associated with an in-process research and development charge recorded in connection with the 1999 acquisition of TCI. Also contributing to the improvement were lower pretax losses from equity investments of $0.5 billion, due in part to a $0.3 billion improvement from our investment in Cablevision due to gains from cable-system sales. These improvements were largely offset by the impact of the acquisition of MediaOne as well as TCI of approximately $0.5 billion and higher expenses associated with high-speed data and broadband telephony services of approximately $0.4 billion.

         EBITDA, which excludes net losses from equity investments and other income, was $1.7 billion in 2000, an improvement of $0.9 billion compared with 1999. This improvement was due to the impact of the MediaOne and TCI acquisitions of $0.7 billion and lower restructuring charges of $0.4 billion. Higher expenses associated with high-speed data and broadband telephony of approximately $0.2 billion offset these increases.

OTHER ITEMS

         Capital additions increased 4.3% to approximately $5.0 billion in 2000, from $4.8 billion in 1999. The increase was due to higher capital expenditures of $0.8 billion primarily due to MediaOne, which was almost entirely offset by decreased contributions to various nonconsolidated investments of $0.7 billion. In 1999, spending was largely directed toward cable-distribution systems, focusing on the upgrade of cable plant-assets, as well as equity infusions into various investments.

         Total assets at December 31, 2000, were $114.7 billion compared with $53.8 billion at December 31, 1999. The increase in total assets was primarily due to the MediaOne acquisition and an increase in property, plant and equipment as a result of capital expenditures, net of depreciation expense. These increases were partially offset by a decrease in the mark-to-market valuation of certain investments.

CORPORATE AND OTHER

         This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of international operations and ventures and Excite@Home.

For the Years Ended December 31,                                               2000        1999          1998
                                                                               ----        ----          ----
                                                                                    Dollars in millions
Revenue..............................................................        $(148)        $569          $647
EBIT.................................................................       (4,167)     (1,625)       (3,248)
EBITDA...............................................................       (3,171)       (871)       (2,916)
Capital additions....................................................         2,150       1,494           594


At December 31,                                                                2000        1999
                                                                               ----        ----

Total assets.........................................................       $18,463     $15,535

REVENUE

         Revenue for corporate and other primarily includes the elimination of intercompany revenue of negative $0.8 billion (an increase of $0.1 billion from 1999), revenue from Excite@Home of $0.2 billion (which was consolidated beginning on September 1, 2000), and revenue from our international operations and ventures of $0.3 billion (a decline of $0.9 billion from 1999). The international operations and ventures revenue decrease was largely due to the revenue impact of businesses contributed to Concert and due to the impact of the divestment of certain businesses.

         For 1999, revenue decreased $0.1 billion, or 12.0%. The decline was driven by an increase in the elimination of intercompany revenue and the sale of AT&T Solutions Customer Care (ASCC) in 1998, partially offset by growth in international operations and ventures.

EBIT/EBITDA

         EBIT and EBITDA deficits in 2000 increased $2.5 billion and $2.3 billion to $4.2 billion and $3.2 billion, respectively. The increases in the deficits were largely related to Excite@Home. In 2000, restructuring and other charges, net of minority interest, were $2.8 billion higher primarily due to goodwill impairment charges recorded by Excite@Home and AT&T related to Excite@Home. Other impacts included a charge of approximately $0.5 billion for the fair market value increase of put options held by Comcast and Cox related to Excite@Home, and operating losses from Excite@Home. Partially offsetting these declines were an increase in the pension credit due to a higher pension trust asset base resulting from increased investment returns, and lower expenses associated  with  our  continued  efforts  to  reduce  costs,  which  aggregated approximately $1.0 billion. In addition, higher net gains on sales of investments and an increase in interest income increased EBIT and EBITDA by approximately $0.6 billion.

         In 1999, EBIT and EBITDA deficits improved by $1.6 billion and $2.0 billion to $1.6 billion and $0.9 billion, respectively. The improvements were driven by $2.1 billion of lower net restructuring and other charges in 1999 compared with 1998, partially offset by lower gains on the sales of businesses and lower interest income, which negatively impacted EBIT and EBITDA by $0.3 billion. Additionally, EBIT was impacted by dividends on trust preferred securities. In 1998, AT&T recorded a gain on the sale of ASCC.

OTHER ITEMS

         Capital additions increased $0.7 billion in 2000. The increase was driven by our investment in 2000 in Net2Phone, Inc. (Net2Phone), partially offset by lower investments in international nonconsolidated subsidiaries. Capital additions increased $0.9 billion in 1999 reflecting increased international equity investments that support our global strategy.

         Total assets increased $2.9 billion at December 31, 2000, primarily due to our investments in Concert and Net2Phone.

LIBERTY MEDIA GROUP

         LMG produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic-retailing services, direct-marketing services, advertising sales relating to programming services, infomercials and transaction processing. Earnings from LMG were $1.5 billion in 2000 compared with losses of $2.0 billion from the date of acquisition through December 31, 1999. The increase was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the increase. These were partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

LIQUIDITY

For the Years Ended December 31,                                           2000           1999           1998
                                                                           ----           ----           ----
                                                                                   Dollars in millions
CASH FLOW OF CONTINUING OPERATIONS:
   Provided by operating activities...........................          $13,307        $11,521        $10,217
   (Used in) provided by investing activities.................         (39,934)       (27,043)          3,582
   Provided by (used in) financing activities.................           25,729         13,386       (11,049)

         In 2000, net cash provided by operating activities of continuing operations increased $1.8 billion. The increase was primarily driven by an increase in net income excluding the noncash impact of depreciation and amortization, net restructuring and other charges and minority interest income (expense). In 1999, net cash provided by operating activities of continuing operations increased $1.3 billion, primarily due to an increase in net income, excluding the noncash impact of depreciation and amortization, net restructuring and other charges and the impact of earnings and losses from equity investments. This increase was partially offset by higher receivables, due primarily to higher revenue, and an increase in tax payments from the gain on the 1998 sale of UCS.

         AT&T's investing activities resulted in a net use of cash of $39.9 billion in 2000, compared with a net use of cash of $27.0 billion in 1999. During 2000, AT&T used approximately $21.4 billion for acquisitions of businesses, primarily MediaOne, and spent $15.5 billion on capital expenditures. During 1999, AT&T spent approximately $14.3 billion on capital expenditures, approximately $6.7 billion on acquisitions of businesses, primarily AGNS, and contributed $5.5 billion of cash to LMG. During 1998, we received $10.8 billion related to the sales of businesses, including receivables from UCS, partially offset by capital expenditures of $7.8 billion.

         During 2000, net cash provided by financing activities was $25.7 billion, compared with $13.4 billion in 1999. In 2000, AT&T received $10.3 billion from the AT&T Wireless Group tracking stock offering and borrowed an additional $17.0 billion of short-term debt and $2.5 billion of net long-term debt. These were partially offset by the payment of $3.0 billion in dividends. In 1999, AT&T received $10.2 billion from the issuance of commercial paper and short-term debt, $5.6 billion from the net issuance of long-term debt and $4.6 billion from the issuance of redeemable preferred securities. These sources of cash were partially offset by the acquisition of treasury shares of $4.6 billion and the payment of dividends of $2.7 billion. Cash used in financing activities in 1998 primarily related to repayment of long-term and short-term debt, the acquisition of treasury shares and dividends paid on common stock.

         At December 31, 2000, we had current assets of $17.1 billion and current liabilities of $50.9 billion. A significant portion of the current liabilities, $31.9 billion, relates to short-term notes, the majority of which were commercial paper or debt with an original maturity of one year or less. We expect that we will retire a portion of the short-term debt with other financing arrangements, including the monetization of publicly-held securities, sales of certain non-strategic assets and investments, and securitization of certain accounts receivable. At December 31, 2000, we had a current liability of $2.6 billion, reflecting our obligation under put options held by Comcast and Cox. In January 2001, Comcast and Cox exercised their rights under the put options and elected to receive AT&T stock in lieu of cash. Since December 31, 2000, we have announced the sale of investments or assets, which will result in gross cash proceeds of approximately $4.6 billion. In addition, on February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. We have, however, continued our ongoing discussions with AOL Time Warner for the sale of our stake in TWE.

         In connection with the planned split-off of AT&T Wireless, we announced that we will retain up to $3.0 billion in shares of AT&T Wireless, which we will dispose of within six months following the split-off. Also in connection with the split-off, on March 6, 2001, AT&T Wireless completed a $6.5 billion global bond offering. AT&T Wireless will ultimately use the proceeds to repay $4.8 billion in notes receivable and preferred stock that AT&T Common Stock Group holds in AT&T Wireless. In addition on March 23, 2001, AT&T Wireless entered into $2.5 billion in revolving credit facilities. The facilities include a 364-day tranche and a 5-year tranche. The facilities are for general corporate purposes.

         Another aspect of our restructuring is the expected sale, in late-2001, of a new class of stock which will track our Broadband business.

         AT&T is in a joint venture with Alaska Native Wireless (ANW). At December 31, 2000, AT&T had committed to fund ANW up to $2.4 billion based on the outcome of FCC license spectrum auction. In January 2001, the auction was completed and ANW was the highest bidder on approximately $2.9 billion in licenses.

         Since the announced restructuring plans to create four new businesses, AT&T's debt ratings have been under review by the applicable rating agencies. As a result of this review, AT&T's ratings have been downgraded and continued to be on credit watch with negative outlook. These actions will result in an increased cost of future borrowings and will limit our access to the capital markets.

         AT&T is pursuing various measures to reduce its debt level. However, there can be no assurance that we will be able to obtain financing on terms that are acceptable to us. If these efforts cannot be completed successfully, or on terms and within the timeframe contemplated, AT&T's financial condition would be materially adversely affected. Some of these adverse conditions include the company's ability to pursue acquisitions, make capital expenditures to expand its network and cable plant, or pay dividends.

         On December 28, 2000, we entered into a 364-day, $25 billion revolving-credit facility syndicated to 39 banks, which was unused at December 31, 2000. As a result of certain transactions subsequent to December 31, 2000, specifically the investment by NTT DoCoMo of $9.8 billion for a new class of AT&T preferred stock, and the $6.5 billion AT&T Wireless bond offering, this credit facility was reduced to $18.3 billion.

         Also in connection with our restructuring, we have reviewed our dividend policy as it relates to each of the new businesses. On December 20, 2000, we announced that the board of directors reduced AT&T's quarterly dividend to $0.0375 per share, from $0.22 per share.

RISK MANAGEMENT

         We are exposed to market risk from changes in interest and foreign exchange rates, as well as changes in equity prices associated with affiliate companies. In addition, we are exposed to market risk from fluctuations in the prices of securities which we monetized through the issuance of debt. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

         We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows and also to lower our overall borrowing costs. We monitor our interest rate risk on the basis of changes in fair value. Assuming a 10% downward shift in interest rates, the fair value of interest rate swaps and the underlying hedged debt would have changed by $10 million and $3 million at December 31, 2000 and 1999, respectively. In 2000, we entered into a combined interest rate, forward contract to hedge foreign-currency-denominated debt. Assuming a 10% downward shift in both interest rates and the foreign currency, the fair value of the contract and the underlying hedged debt would have changed by $88 million. In addition, certain debt is indexed to the market prices of securities we own. Changes in the market prices of these securities result in changes in the fair value of this debt. Assuming a 10% downward change in the market price of these securities, the fair value of the underlying debt and securities would have decreased by $534 million at December 31, 2000. Assuming a 10% downward shift in interest rates at December 31, 2000 and 1999, the fair value of unhedged debt would have increased by $1.2 billion and $938 million, respectively.

         We use forward and option contracts to reduce our exposure to the risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign-currency-denominated transactions, such as debt issued. In addition, in 1999 we were subject to foreign exchange risk related to reimbursements to foreign telephone companies for their portion of the revenue billed by AT&T for calls placed in the United States to a foreign country. We monitor our foreign exchange rate risk on the basis of changes in fair value. Assuming a 10% appreciation in the U.S. dollar at December 31, 2000 and 1999, the fair value of these contracts would have resulted in additional unrealized losses of $6 million and $29 million, respectively. Because these contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying firmly committed or anticipated transactions.

         We use equity hedges to manage our exposure to changes in equity prices associated with stock appreciation rights (SARs) of affiliated companies. Assuming a 10% decrease in equity prices of affiliated companies, the fair value of the equity hedges would have decreased by $29 million and $81 million at December 31, 2000 and 1999, respectively. Because these contracts are entered into for hedging purposes, we believe that the decrease in fair value would be largely offset by gains on the underlying transaction.

         In order to determine the changes in fair value of our various financial instruments, we use certain modeling techniques, namely Black-Scholes, for our SARs and equity collars. We apply rate sensitivity changes directly to our interest rate swap transactions and forward rate sensitivity to our foreign currency forward contracts.

         The changes in fair value, as discussed above, assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in market factors and do not represent projected losses in fair value that we expect to incur. Future impacts would be based on actual developments in global financial markets. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency rate risk or equity price risk in the near future.

FINANCIAL CONDITION

At December 31,                                                                            2000          1999
                                                                                           ----          ----
                                                                                          Dollars in millions
Total assets....................................................................       $242,223      $169,406
Total liabilities...............................................................        129,432        83,388
Total shareowners' equity.......................................................        103,198        78,927

         Total assets increased $72.8 billion, or 43.0%, at December 31, 2000, primarily due to the impact of the MediaOne acquisition, which resulted in increased goodwill, franchise costs, other investments including TWE and Vodafone Group plc; and the addition of property, plant and equipment. Property, plant and equipment also increased due to capital expenditures made during the year, net of depreciation expense and equipment contributed to Concert. This equipment contribution, as well as a $1.0 billion loan to Concert, and our investment in Net2Phone are reflected as an increase to other investments. Additionally, other receivables increased due to Concert. Wireless acquisitions, including the impact of consolidating former equity investments, resulted in increased licensing costs.

         Total liabilities at December 31, 2000, increased $46.0 billion, or 55.2%, primarily due to the impact of the MediaOne acquisition, including debt of MediaOne and borrowings to fund the acquisition, as well as the consolidation of Excite@Home. In addition, total debt increased due to the monetization of our investments in Microsoft Corporation and Comcast.

         Minority interest increased $2.5 billion to $4.9 billion, primarily reflecting the minority interest of our ownership of Excite@Home resulting from the consolidation of Excite@Home beginning September 1, 2000, and the preferred stock outstanding of a MediaOne subsidiary.

         Total shareowners' equity was $103.2 billion at December 31, 2000, an increase of 30.8% from December 31, 1999. This increase was primarily due to the issuance of AT&T common stock for the MediaOne acquisition as well as the issuance of AT&T Wireless Group tracking stock.

         The ratio of total debt to total capital, excluding LMG (debt divided by total debt and equity, excluding LMG) was 46.2% at December 31, 2000, compared with 43.0% at December 31, 1999. The equity portion of this calculation includes convertible trust preferred securities, as well as subsidiary redeemable preferred stock. The increase was primarily driven by higher debt associated  with the MediaOne  merger,  largely  offset by a higher  equity base associated with the MediaOne merger and the AT&T Wireless Group tracking stock offering. The ratio of debt (net of cash) to EBITDA was 3.28X at December 31, 2000, compared with 1.88X at December 31, 1999, reflecting additional debt associated with the MediaOne merger. Included in debt was approximately $8.7 billion of notes, which are exchangeable into or collateralized by securities we own. Excluding this debt, the ratio of net-debt-to-EBITDA at December 31, 2000, was 2.84X.

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

         On January 1, 2001, AT&T adopted SFAS No. 133. We recorded a cumulative effect of an accounting change, net of applicable income taxes, of approximately $1.4 billion of income, or approximately $0.34 per diluted share, primarily attributable to fair value adjustments of debt instruments, including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio. In addition, in connection with the adoption of SFAS No. 133, we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." This reclassification resulted in the recognition of a charge of $2.8 billion ($1.7 billion after income taxes), or approximately $0.43 per diluted share, which was recorded as a reduction of other income. As available-for-sale securities, changes in fair value were previously included within other comprehensive income as a component of shareowners' equity. In addition, LMG recorded a cumulative effect of an accounting change, net of applicable income taxes, of approximately $0.8 billion of income, or approximately $0.31 per share.

         The impact of the adoption of SFAS No. 133, as amended by SFAS No. 138, on AT&T's future results of operations is dependent upon the fair values of our derivatives and related financial instruments and could result in pronounced quarterly fluctuations in other income in future periods.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AT&T does not expect that the adoption of SFAS No. 140 will have a material impact on AT&T's results of operations, financial position or cash flows.

SUBSEQUENT EVENTS

         On January 12, 2001, AT&T announced that Cox and Comcast had exercised their rights to sell a combined total of 60.4 million shares of Excite@Home Series A common stock to AT&T as part of an agreement announced in August 2000 to reorganize Excite@Home's governance. Cox and Comcast elected to receive shares of AT&T common stock in exchange for their Excite@Home shares. AT&T is currently in discussions to renegotiate the terms of the put options which may result in a change to the number of shares of AT&T stock that Cox and Comcast will receive, as well as the number of Excite@Home shares, if any AT&T receives. There can be no assurances that an agreement will be reached with Cox and Comcast.

         On January 22, 2001, AT&T and NTT DoCoMo (DoCoMo) finalized an agreement whereby DoCoMo invested approximately $9.8 billion for a new class of AT&T preferred stock, termed DoCoMo Wireless tracking stock, that is economically equivalent to 406 million shares of AT&T Wireless Group tracking stock and reflects approximately 16% of the financial performance and economic value of AT&T Wireless Group. AT&T allocated $6.2 billion of the proceeds to AT&T Wireless Group. Each share of DoCoMo Wireless tracking stock is convertible at any time into AT&T Wireless Group tracking stock. Upon the conversion of the DoCoMo Wireless tracking stock, AT&T will reduce its portion of the financial performance and economic value in AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares will come from the issuance of 228 million new shares of AT&T Wireless Group tracking stock. Additionally, upon completion of the planned split-off of AT&T Wireless, the DoCoMo Wireless tracking stock and related warrants will automatically be converted into AT&T Wireless Group tracking stock and thereafter be exchanged on the same terms as all other shares of AT&T Wireless Group tracking stock in the split-off. In the event that AT&T has not split-off AT&T Wireless by specified dates beginning January 1, 2002, DoCoMo will have the right, at its election, to require AT&T to repurchase from DoCoMo the preferred shares initially issued to them at DoCoMo's original purchase price plus interest up to the date of payment. The interest under this right will be treated as preferred stock dividends with charges recorded as a reduction of AT&T Common Stock Group earnings. In addition, DoCoMo acquired five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. As part of the agreement, DoCoMo obtained a seat on AT&T's board of directors until AT&T Wireless is split-off from AT&T as a separate public company, which is expected to occur later in 2001. At that time, DoCoMo will retain representation on the new public AT&T Wireless board.

         In January 2001, AT&T entered into agreements with certain network equipment vendors, which extend through 2004, to purchase next-generation wireless network equipment for a total of approximately $1.8 billion.

         On February 27, 2001, AT&T entered into an agreement with Vodafone Group plc to sell our 10% stake in Japan Telecom Co. Ltd for approximately $1.35 billion in cash. The transaction is expected to be completed in April 2001 and will result in a gain.

         On March 1, 2001, AT&T Wireless completed a private placement of $6.5 billion in notes. The notes pay interest at rates ranging from 7.35% to 8.75% per annum, with maturity dates ranging from 2006 to 2031. The notes include customary covenants and registration rights.

         On March 23, 2001, AT&T Wireless entered into $2.5 billion in revolving credit facilities. The facilities consist of a 364-day facility of $1.25 billion and a five-year revolving credit facility of $1.25 billion. The facilities may be used for general corporate purposes and are subject to customary covenants and events of default.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         REPORT OF MANAGEMENT

         Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other financial information included in this report. Management is also responsible for maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results. The financial statements, which reflect the consolidated accounts of AT&T Corp. and subsidiaries (AT&T) and other financial information shown, were prepared in conformity with generally accepted accounting principles. Estimates included in the financial statements were based on judgments of qualified personnel. To maintain its system of internal controls, management carefully selects key personnel and establishes the organizational structure to provide an appropriate division of responsibility. We believe it is essential to conduct business affairs in accordance with the highest ethical standards as set forth in the AT&T Code of Conduct. These guidelines and other informational programs are designed and used to ensure that policies, standards and managerial authorities are understood throughout the organization. Our internal auditors monitor compliance with the system of internal controls by means of an annual plan of internal audits. On an ongoing basis, the system of internal controls is reviewed, evaluated and revised as necessary in light of the results of constant management oversight, internal and independent audits, changes in AT&T's business and other conditions. Management believes that the system of internal controls, taken as a whole, provides reasonable assurance that (1) financial records are adequate and can be relied upon to permit the preparation of financial statements in conformity with generally accepted accounting principles, and (2) access to assets occurs only in accordance with management's authorizations.

         The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors and the independent accountants to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, both the internal auditors and the independent accountants meet privately with the Audit Committee and have access to its individual members at any time.

         The consolidated financial statements in this annual report have been audited by PricewaterhouseCoopers LLP, Independent Accountants. Their audits were conducted in accordance with generally accepted auditing standards and include an assessment of the internal control structure and selective tests of transactions. Their report follows.

C. Michael Armstrong                        Charles H. Noski
Chairman of the Board,                      Senior Executive Vice President,
Chief Executive Officer                     Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of AT&T Corp.:

         In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareowners' equity and of cash flows present fairly, in all material respects, the financial position of AT&T Corp. and its subsidiaries (AT&T) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of AT&T's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Liberty Media Group, an equity method investee, which was acquired by AT&T on March 9, 1999. AT&T's financial statements include an investment of $34,290 million and $38,460 million as of December 31, 2000 and 1999, respectively, and equity method earnings (losses) of $1,488 million and $(2,022) million, for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Liberty Media Group, as of and for the years ended December 31, 2000 and 1999, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 16, 2001

AT&T CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    For the Years Ended December 31,

                                                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
                                                                                                           Dollars in millions
                                                                                                        (except per share amounts)
Revenue                                                                                              $65,981     $62,600     $53,223
Operating Expenses
Costs of services and products (excluding depreciation of $5,457, $4,947 and $3,362
  included below)                                                                                     17,587      14,594      10,495
Access and other connection                                                                           13,518      14,686      15,328
Selling, general and administrative                                                                   13,303      13,516      12,770
Depreciation and other amortization                                                                    7,274       6,138       4,378
Amortization of goodwill, franchise costs and other purchased intangibles                              2,993       1,301         251
Net restructuring and other charges                                                                    7,029       1,506       2,514
Total operating expenses                                                                              61,704      51,741      45,736
Operating income                                                                                       4,277      10,859       7,487
Other income                                                                                           1,514         931       1,281
Interest expense                                                                                       3,183       1,765         427
Income from continuing operations before income taxes, minority interest and earnings (losses)
   from equity investments                                                                             2,608      10,025       8,341
Provision for income taxes                                                                             3,342       3,695       3,049
Minority interest income (expense)                                                                     4,120       (115)          21
Equity earnings (losses) from Liberty Media Group                                                      1,488     (2,022)          --
Net losses from other equity investments                                                                 205         765          78
Income from continuing operations                                                                      4,669       3,428       5,235
Discontinued Operations
Income from discontinued operations (net of income taxes of $6)                                           --          --          10
Gain on sale of discontinued operations (net of income taxes of $799)                                     --          --       1,290
Income before extraordinary loss                                                                       4,669       3,428       6,535
Extraordinary loss (net of income taxes of $80)                                                           --          --         137
Net income                                                                                            $4,669      $3,428      $6,398
                                                                                                      ------      ------      ------
AT&T Common Stock Group--per basic share:
Income from continuing operations                                                                      $0.89       $1.77       $1.96
Income from discontinued operations                                                                       --          --          --
Gain on sale of discontinued operations                                                                   --          --        0.48
Extraordinary loss                                                                                        --          --        0.05
AT&T Common Stock Group earnings                                                                       $0.89       $1.77       $2.39
                                                                                                       -----       -----       -----
AT&T Common Stock Group--per diluted share:
Income from continuing operations                                                                      $0.88       $1.74       $1.94
Income from discontinued operations                                                                       --          --          --
Gain on sale of discontinued operations                                                                   --          --        0.48
Extraordinary loss                                                                                        --          --        0.05
AT&T Common Stock Group earnings                                                                       $0.88       $1.74       $2.37
                                                                                                       -----       -----       -----
AT&T Wireless Group:
Earnings per share:
   Basic and diluted                                                                                   $0.21         $--         $--
Liberty Media Group:
Earnings (loss) per share:
   Basic and diluted                                                                                   $0.58      $(0.80)        $--

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                                                                                                                    At December 31,
                                                                                                                   2000         1999
                                                                                                                   ----         ----
                                                                                                                 Dollars in millions
ASSETS
Cash and cash equivalents..............................................................................            $126       $1,024
Receivables, less allowances of $1,379 and $1,281......................................................          11,144        9,813
Other receivables......................................................................................           1,703          640
Investments............................................................................................           2,102           --
Deferred income taxes..................................................................................             812        1,287
Other current assets...................................................................................           1,200        1,120
TOTAL CURRENT ASSETS...................................................................................          17,087       13,884
Property, plant and equipment, net.....................................................................          51,161       39,618
Franchise costs, net of accumulated amortization of $1,664 and $697....................................          48,218       32,693
Licensing costs, net of accumulated amortization of $1,762 and $1,491..................................          13,626        8,548
Goodwill, net of accumulated amortization of $850 and $363.............................................          31,478        7,445
Investment in Liberty Media Group and related receivables, net.........................................          34,290       38,460
Other investments and related advances.................................................................          34,261       19,366
Prepaid pension costs..................................................................................           3,003        2,464
Other assets...........................................................................................           9,099        6,928
TOTAL ASSETS...........................................................................................        $242,223     $169,406
                                                                                                               --------     --------
LIABILITIES
Accounts payable.......................................................................................          $6,455       $6,771
Payroll and benefit-related liabilities................................................................           2,423        2,651
Debt maturing within one year..........................................................................          31,947       12,633
Liability under put options............................................................................           2,564           --
Other current liabilities..............................................................................           7,478        6,152
TOTAL CURRENT LIABILITIES..............................................................................          50,867       28,207
Long-term debt.........................................................................................          33,092       23,217
Long-term benefit-related liabilities..................................................................           3,670        3,964
Deferred income taxes..................................................................................          36,713       24,199
Other long-term liabilities and deferred credits.......................................................           5,090        3,801
TOTAL LIABILITIES......................................................................................         129,432       83,388
Minority Interest......................................................................................           4,883        2,391
Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary Trust Holding Solely
   Subordinated Debt Securities of AT&T................................................................           4,710        4,700
SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares; issued and outstanding 3,760,151,185 shares (net of 416,887,452 treasury shares) at December 31, 2000, and 3,196,436,757 shares (net of
   287,866,419 treasury shares) at December 31, 1999...................................................           3,760        3,196
AT&T Wireless Group Common Stock, $1 par value, authorized 6,000,000,000 shares;
issued and outstanding 361,802,200 shares at December 31, 2000.........................................             362           --
Liberty Media Group Class A Common Stock, $1 par value, authorized 4,000,000,000 shares; issued and outstanding 2,363,738,198 shares (net of 59,512,496 treasury shares) at December 31, 2000, and
   2,313,557,460 shares at December 31, 1999...........................................................           2,364        2,314
Liberty Media Group Class B Common Stock, $1 par value, authorized 400,000,000 shares; issued and outstanding 206,221,288 shares (net of 10,607,776 treasury shares) at December 31, 2000, and
   216,842,228 shares at December 31, 1999.............................................................             206          217
Additional paid-in capital.............................................................................          90,496       59,526
Guaranteed ESOP obligation.............................................................................              --         (17)
Retained earnings......................................................................................           7,408        6,712
Accumulated other comprehensive income.................................................................         (1,398)        6,979
TOTAL SHAREOWNERS' EQUITY..............................................................................         103,198       78,927
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY..............................................................        $242,223     $169,406
                                                                                                               --------     --------

    The notes are an integral part of the consolidated financial statements.

                                                     AT&T CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                                                                    For the Years Ended December 31,
                                                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
                                                                                                            Dollars in millions
AT&T Common Shares
   Balance at beginning of year.............................................................          $3,196      $2,630      $2,684
   Shares issued (acquired), net:
      Under employee plans..................................................................               3          --           2
      For acquisitions......................................................................             607         566        (56)
      Other*................................................................................            (46)          --          --
Balance at end of year......................................................................           3,760       3,196       2,630
AT&T Wireless Group Common Stock
   Balance at beginning of year.............................................................              --          --          --
   Shares issued:
      For stock offering....................................................................             360          --          --
      Under employee plans..................................................................               2          --          --
Balance at end of year......................................................................             362          --          --
Liberty Media Group Class A Common Stock
   Balance at beginning of year.............................................................           2,314          --          --
   Shares issued (acquired), net:
      For acquisitions......................................................................              62       2,280          --
      Other.................................................................................            (12)          34          --
Balance at end of year......................................................................           2,364       2,314          --
Liberty Media Group Class B Common Stock
   Balance at beginning of year.............................................................             217          --          --
   Shares issued (acquired), net:
      For acquisitions......................................................................            (11)         220          --
      Other.................................................................................              --         (3)          --
Balance at end of year......................................................................             206         217          --
Additional Paid-In Capital
   Balance at beginning of year.............................................................          59,526      15,195      17,121
   Shares issued (acquired), net:
      Under employee plans..................................................................              98         431          67
      For acquisitions......................................................................          23,097      42,425     (2,105)
      Other*................................................................................         (2,767)         323         112
   Proceeds in excess of par value from issuance of AT&T Wireless common stock..............           9,915          --          --
   Common stock warrants issued.............................................................              --         306          --
   Gain on issuance of common stock by affiliates...........................................             530         667          --
   Other....................................................................................              97         179          --
Balance at end of year......................................................................          90,496      59,526      15,195
Guaranteed ESOP Obligation
   Balance at beginning of year.............................................................            (17)        (44)        (70)
   Amortization.............................................................................              17          27          26
Balance at end of year......................................................................              --        (17)        (44)
Retained Earnings
   Balance at beginning of year.............................................................           6,712       7,800       3,981
   Net income...............................................................................           4,669       3,428       6,398
   Dividends declared.......................................................................         (2,485)     (2,807)     (2,230)
   Treasury shares issued at less than cost.................................................         (1,488)     (1,709)       (370)
   Other changes............................................................................              --          --          21
Balance at end of year......................................................................           7,408       6,712       7,800
Accumulated Comprehensive Income
   Balance at beginning of year.............................................................           6,979        (59)        (38)
   Other comprehensive income...............................................................         (8,377)       7,038        (21)
Balance at end of year......................................................................         (1,398)       6,979        (59)
Total Shareowners' Equity...................................................................        $103,198     $78,927     $25,522

                                                                                                    --------     -------     -------
Summary of Total Comprehensive Income:
Net income..................................................................................          $4,669      $3,428      $6,398
Other comprehensive income [net of income taxes of $(5,348), $4,600 and $(53)]..............         (8,377)       7,038        (21)
Comprehensive Income........................................................................        $(3,708)     $10,466      $6,377
                                                                                                    --------     -------     -------

-----------

* Activity in 2000 primarily represents AT&T stock received from Cox Communications, Inc. in exchange for an entity owning cable systems and certain other assets.

         AT&T accounts for treasury stock as retired stock, and as of December 31, 2000 and 1999, had 417 million and 288 million treasury shares, respectively, of which 346 million and 216 million shares, respectively, were owned by AT&T Broadband subsidiaries. In addition, 70 million treasury shares related to the purchase of AT&T shares previously owned by Liberty Media Group.

         We have 100 million authorized shares of preferred stock at $1 par value. No preferred stock was issued or outstanding.

    The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the Years Ended December 31,
                                                                                                  2000           1999           1998
                                                                                                  ----           ----           ----
                                                                                                        Dollars in millions
OPERATING ACTIVITIES
Net income............................................................................          $4,669         $3,428         $6,398
Deduct: Income from discontinued operations...........................................              --             --             10
        Gain on sale of discontinued operations.......................................              --             --          1,290
Add:        Extraordinary loss on retirement of debt..................................              --             --            137
Income from continuing operations.....................................................           4,669          3,428          5,235
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
   Net gains on sales of businesses and investments...................................         (1,683)          (682)          (959)
   Net restructuring and other charges................................................           6,793          1,209          2,362
   Depreciation and amortization......................................................          10,267          7,439          4,629
   Provision for uncollectible receivables............................................           1,393          1,416          1,389
   Deferred income taxes..............................................................           1,054            145          (128)
   Minority interest (income) expense.................................................         (4,357)              8           (55)
   Net equity (earnings) losses from Liberty Media Group..............................         (1,488)          2,022             --
   Net losses from other equity investments...........................................             395          1,155             68
   Increase in receivables............................................................         (3,350)        (2,891)        (1,577)
   (Decrease) increase in accounts payable............................................           (773)            116          (467)
   Net change in other operating assets and liabilities...............................               4        (1,679)              5
   Other adjustments, net.............................................................             383          (165)          (285)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS....................          13,307         11,521         10,217
INVESTING ACTIVITIES
Capital expenditures and other additions..............................................        (15,524)       (14,306)        (7,817)
Proceeds from sale or disposal of property, plant and equipment.......................             600            286            104
(Increase) decrease in other receivables..............................................         (1,052)             17          6,403
Net acquisitions of licenses..........................................................           (247)            (6)           (97)
Sales of marketable securities........................................................              96             --          2,003
Purchases of marketable securities....................................................              --             --        (1,696)
Equity investment distributions and sales.............................................           1,352          1,875          1,516
Equity investment contributions and purchases.........................................         (3,412)        (8,121)        (1,281)
Net (acquisitions) dispositions of businesses including cash acquired.................        (21,410)        (6,711)          4,507
Other investing activities, net.......................................................           (337)           (77)           (60)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS..........        (39,934)       (27,043)          3,582
FINANCING ACTIVITIES
Proceeds from long-term debt issuances................................................           4,601          8,396             17
Retirement of long-term debt..........................................................         (2,118)        (2,807)        (2,610)
Issuance of convertible securities....................................................              --          4,638             --
Redemption of redeemable securities...................................................           (152)             --             --
Issuance of AT&T common shares........................................................              99             --             32
Issuance of AT&T Wireless Group common shares.........................................          10,314             --             --
Net acquisition of treasury shares....................................................           (581)        (4,624)        (3,321)
Dividends paid on common stock........................................................         (3,047)        (2,712)        (2,187)
Dividends on preferred securities.....................................................           (294)          (135)             --
Increase (decrease) in short-term borrowings, net.....................................          16,973         10,238        (3,033)
Other financing activities, net.......................................................            (66)            392             53

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS..........          25,729         13,386       (11,049)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS..........................................              --             --             92
Net (decrease) increase in cash and cash equivalents..................................           (898)        (2,136)          2,842
Cash and cash equivalents at beginning of year........................................           1,024          3,160            318
Cash and cash equivalents at end of year..............................................            $126         $1,024         $3,160
                                                                                              --------       --------       --------
    The notes are an integral part of the consolidated financial statements.

 AT&T CORP. AND SUBSIDIARIES (AT&T) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Dollars in millions unless otherwise noted (except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include all controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in majority-owned subsidiaries where control does not exist and investments in which we exercise significant influence but do not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. This represents the majority of our investments. Investments in which we have less than a 20% ownership interest and in which there is no significant influence are accounted for under the cost method of accounting.

FOREIGN CURRENCY TRANSLATION

         For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income statement amounts at average exchange rates for the year, and we translate assets and liabilities at year-end exchange rates. We present these translation adjustments as a component of accumulated other comprehensive income within shareowners' equity. Gains and losses from foreign currency transactions are included in results of operations.

REVENUE RECOGNITION

         We recognize long distance, local and wireless services revenue based upon minutes of traffic processed or contracted fee schedules. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution systems. Customer activation fees, along with the related costs, are deferred and amortized over the customer relationship period. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by customers, as this is considered to be a separate earnings process from the sale of wireless services. We recognize other products and services revenue when the products are delivered and accepted by customers and when services are provided in accordance with contract terms. During 2000, we adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The adoption did not have a material impact on our results of operations or financial condition.

ADVERTISING AND PROMOTIONAL COSTS

         We expense costs of advertising and promotions, including cash incentives used to acquire customers, as incurred. Advertising and promotional expenses were $1,995, $1,804 and $1,920 in 2000, 1999 and 1998, respectively. Of these amounts, $288, $320 and $622 were cash incentives to acquire customers in 2000, 1999 and 1998, respectively.

INVESTMENT TAX CREDITS

         We amortize investment tax credits as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

CASH EQUIVALENTS

         We consider all highly liquid investments with original maturities of generally three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

         We state property, plant and equipment at cost and determine depreciation based upon the assets' estimated useful lives using either the group or unit method. The useful lives of communications and network equipment range from three to 15 years. The useful lives of other equipment ranges from three to seven years. The useful lives of buildings and improvements range from 10 to 40 years. The group method is used for most depreciable assets, including the majority of communications and network equipment. When we sell or retire assets depreciated using the group method, the cost is deducted from property, plant and equipment and charged to accumulated depreciation, without recognition of a gain or loss. The unit method is primarily used for large computer systems and support assets. When we sell assets that were depreciated using the unit method, we include the related gains or losses in other income.

         We use accelerated depreciation methods primarily for certain high-technology computer-processing equipment and digital equipment used in the telecommunications network, except for switching equipment placed in service before 1989, where a straight-line method is used. All other plant and equipment, including capitalized software, is depreciated on a straight-line basis.

LICENSING COSTS

         Licensing costs are costs incurred to acquire cellular and personal communications services (PCS) licenses. Amortization begins with the commencement of service to customers and is computed using the straight-line method over periods of 35 or 40 years.

FRANCHISE COSTS

         Franchise costs include the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. Such amounts are amortized on a straight-line basis over 40 years.

GOODWILL

         Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. We amortize goodwill on a straight-line basis over the periods benefited, ranging from five to 40 years.

SOFTWARE CAPITALIZATION

         Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are included within other assets and are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. AT&T also capitalizes initial operating-system software costs and amortizes them over the life of the associated hardware.

         AT&T  also  capitalizes   costs  associated  with  the  development  of
application software incurred from the time technological feasibility is established until the software is ready to provide service to customers. These capitalized costs are included in property, plant and equipment and are amortized over a useful life not to exceed five years.

VALUATION OF LONG-LIVED ASSETS

         Long-lived assets, such as property, plant and equipment, licensing costs, franchise costs, goodwill, investments and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. In addition, in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets", we continue to evaluate the amortization periods to determine whether events or circumstances warrant revised amortization periods.

DERIVATIVE FINANCIAL INSTRUMENTS

         We use various financial instruments, including derivative financial instruments, for purposes other than trading. We do not use derivative financial instruments for speculative purposes. Derivatives, used as part of our risk-management strategy, must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Gains and losses related to qualifying hedges of foreign currency firm commitments are deferred in current assets or liabilities and recognized as part of the underlying transactions as they occur. All other foreign exchange contracts are marked to market on a current basis, and the respective gains or losses are recognized in other income. Interest rate differentials associated with interest rate swaps used to hedge AT&T's debt obligations are recorded as an adjustment to interest payable or receivable, with the offset to interest expense over the life of the swaps. If we terminate an interest rate swap agreement, the gain or loss is deferred and amortized over the remaining life of the liability. Cash flows from financial instruments are classified in the Consolidated Statements of Cash Flows under the same categories as the cash flows from the related assets, liabilities or anticipated transactions.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as long-term contracts, allowance for doubtful accounts, depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies.

CONCENTRATIONS

         As of December 31, 2000, we do not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact our operations. We also do not have a concentration of available sources of labor, services, franchises, or licenses or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with several high-quality credit institutions.

ISSUANCE OF COMMON STOCK BY AFFILIATES

         Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such entity, are recognized as increases or decreases to additional paid-in capital in the Consolidated Statements of Shareowners' Equity.

RECLASSIFICATIONS AND RESTATEMENTS

         We reclassified certain amounts for previous years to conform to the 2000 presentation. In addition, we restated prior year share and per share amounts to reflect the June 2000 two-for-one split of Liberty Media Group common stock.

2.  RESTRUCTURING OF AT&T

         On October 25, 2000, we announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer will all be represented by asset-based or tracking stocks.

         As part of the first phase of the restructuring plan, we are planning an exchange offer that will give AT&T shareowners the opportunity to exchange any portion of their AT&T common shares for shares of AT&T Wireless Group tracking stock, subject to pro-ration. Following the exchange offer and subject to specified conditions, AT&T plans to split-off AT&T Wireless Group from AT&T. We intend, however, to retain up to $3 billion of shares of AT&T Wireless for future sale, exchange or monetization within six months following the split-off. We expect AT&T Wireless will become an independent, publicly-held company in mid-2001, upon receipt of appropriate tax and other approvals.

         In addition to the split-off of AT&T Wireless, we intend to fully separate or issue separate tracking stocks to reflect the financial performance and economic value of each of our other major business units. We plan to create and issue new classes of stock to track the financial performance and economic value of our AT&T Broadband unit and AT&T Consumer unit. We plan to sell some percentage of shares of the AT&T Broadband unit in the fall of 2001. Within 12 months of such sale, we intend to completely separate AT&T Broadband from AT&T, as an asset-based stock. The AT&T Consumer tracking stock is expected to be fully distributed to AT&T shareowners in the second half of 2001.

         AT&T expects that these transactions will be tax-free to U.S. shareholders. AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service (IRS) rulings. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the timeframes that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

         On November 15, 2000, AT&T announced that our board of directors voted to split-off Liberty Media Group (LMG), which we acquired through our acquisition of Tele-Communications, Inc. A new asset-based security will be issued to holders of LMG tracking stock in exchange for their LMG tracking shares. The split-off remains subject to receipt of a favorable tax ruling from the IRS. We expect this split-off to be completed in mid-2001.

3.  SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY INCOME STATEMENT INFORMATION

For the Years Ended December 31,                                                                             2000    1999       1998
                                                                                                             ----    ----       ----
INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Research and development expenses...................................................................         $402    $550       $513


OTHER INCOME

Investment-related income...........................................................................         $514    $222       $389
Net gains on sales of businesses and investments....................................................        1,683     682        959
Mark-to-market charge on put options................................................................        (537)      --         --
Investment impairment charges.......................................................................        (248)    (40)         --
Miscellaneous, net..................................................................................          102      67       (67)

Total other income..................................................................................       $1,514    $931     $1,281


DEDUCTED FROM INTEREST EXPENSE
Capitalized interest................................................................................         $299    $143       $197
                                                                                                           ------    ----     ------




SUPPLEMENTARY BALANCE SHEET INFORMATION

At December 31,                                                                                                  2000           1999
                                                                                                                 ----           ----
PROPERTY, PLANT AND EQUIPMENT
Communications, network and other equipment.........................................................          $74,550        $60,985
Buildings and improvements..........................................................................            8,951          8,104
Land and improvements...............................................................................              531            586

Total property, plant and equipment.................................................................           84,032         69,675
Accumulated depreciation............................................................................         (32,871)       (30,057)

Property, plant and equipment, net..................................................................          $51,161        $39,618
                                                                                                             --------       --------

SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

For the Years Ended December 31,                                                                            2000       1999     1998
                                                                                                            ----       ----     ----
OTHER COMPREHENSIVE INCOME
Net foreign currency translation adjustment[net of income taxes of $(181), $87 and $(3)]........          $(309)       $148     $(5)
Net revaluation of securities [net of income taxes of $(5,166), $4,506 and $(35)]...............         (8,067)      6,878     (25)
Net minimum pension liability adjustment [net of income taxes of $(1), $7 and $(15)]............             (1)         12        9
Total other comprehensive income................................................................        $(8,377)     $7,038    $(21)
                                                                                                        --------     ------    -----

         In 2000, other comprehensive income included LMG's foreign currency translation adjustments totaling $(202), net of applicable income taxes, revaluation of LMG's available-for-sale securities totaling $(6,117), net of applicable income taxes, and the recognition of previously unrecognized available-for-sale securities totaling $(635), net of applicable income taxes.

         In 1999, other comprehensive income included LMG's foreign currency translation adjustments totaling $60, net of applicable income taxes, and revaluation of LMG's available-for-sale securities totaling $6,497, net of applicable income taxes.

SUPPLEMENTARY CASH FLOW INFORMATION

For the Years Ended December 31,                                                                          2000       1999       1998
                                                                                                          ----       ----       ----
Interest payments, net of amounts capitalized.....................................................      $3,453     $1,425       $422
Income tax payments...............................................................................       1,976      3,906      2,881


4.  MERGERS WITH MEDIAONE GROUP, INC. AND TELE-COMMUNICATIONS, INC.



MERGER WITH MEDIAONE GROUP, INC.

         On June 15, 2000, AT&T completed a merger with MediaOne Group, Inc. (MediaOne) in a cash and stock transaction valued at approximately $45 billion. For each share of MediaOne stock, MediaOne shareowners received, in the aggregate, 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger, which was below a predetermined amount. AT&T issued approximately 603 million shares of common stock in the transaction, of which approximately 60 million were treasury shares. The AT&T shares had an aggregate market value of approximately $21 billion and cash payments totaled approximately $24 billion.

         The merger was accounted for under the purchase method. Accordingly, the results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition as part of our Broadband segment.

         Approximately $16 billion of the purchase price of $45 billion has been attributed to agreements with local franchise authorities that allow access to homes in our broadband service areas ("franchise costs") and is being amortized on a straight-line basis over 40 years. Also included in the purchase price was approximately $22 billion related to nonconsolidated investments, including investments in Time Warner Entertainment Company, L.P. (TWE) and Vodafone Group plc (Vodafone), approximately $5 billion related to property, plant and equipment, and approximately $7 billion of other net assets. In addition, included was approximately $14 billion in deferred income liabilities, approximately $10 billion attributable to MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding Corporation, a subsidiary of MediaOne. The purchase resulted in preliminary goodwill of approximately $20 billion, which is being amortized on a straight-line basis over 40 years. AT&T may make refinements to the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

MERGER WITH TELE-COMMUNICATIONS, INC.

         On March 9, 1999, AT&T completed a merger with Tele-Communications, Inc. (TCI), renamed AT&T Broadband, in an all-stock transaction valued at approximately $52 billion. Each share of TCI Group Series A common stock was converted into 1.16355 shares of AT&T common stock, and each share of TCI Group Series B common stock was converted into 1.27995 shares of AT&T common stock. AT&T issued approximately 664 million shares of common stock in the transaction, of which approximately 149 million were treasury shares. The AT&T shares had an aggregate market value of approximately $27 billion. Certain subsidiaries of TCI held TCI Group Series A common stock, which was converted into 216 million shares of AT&T common stock. These subsidiaries continue to hold these shares, which are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

         In addition, TCI simultaneously combined its Liberty Media Group programming business with its TCI Ventures Group technology investment business, forming LMG. In connection with the closing, AT&T issued separate tracking stock in exchange for the TCI Liberty Media Group and TCI Ventures Group tracking shares previously outstanding. We issued 2,280 million shares of Liberty Media Group Class A tracking stock (including 120 million shares related to the conversion of convertible notes) and 220 million shares of Liberty Media Group Class B tracking stock. The tracking stock is designed to reflect the separate financial performance and economic value of LMG. These shares had an aggregate market value of approximately $23 billion.

         AT&T does not have a controlling financial interest for financial accounting purposes in LMG. Therefore, our investment in LMG has been reflected as an investment accounted for under the equity method in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected as "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net" in the accompanying consolidated financial statements. As a separate tracking stock, all of the earnings or losses related to LMG are excluded from the earnings available to the holders of AT&T common stock.

         Each share of Liberty  Media Group Class A common  stock is entitled to
0.0375 of a vote, and each share of Liberty Media Group Class B common stock is entitled to 0.375 of a vote.

         The TCI merger was accounted for under the purchase method. Accordingly, the results of TCI have been included in the financial results of AT&T since the date of acquisition. The operating results of TCI have been included in the accompanying consolidated financial statements at their fair value since March 1, 1999, the deemed effective date of acquisition for accounting purposes. The impact of the results from March 1 through March 9, 1999, were deemed immaterial to our consolidated results.

         Approximately $20 billion of the purchase price of $52 billion was attributed to franchise costs and is being amortized on a straight-line basis over 40 years. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," AT&T recorded an approximate $13 billion deferred tax liability in connection with this franchise intangible, which is also included in franchise costs. We do not expect that this deferred tax liability will ever be paid. This deferred tax liability is being amortized on a straight-line basis over 40 years and is included in the provision for income taxes. Also included was approximately $11 billion related to nonconsolidated investments, approximately $5 billion related to property, plant and equipment, approximately $11 billion of TCI long-term debt and approximately $7 billion related to other net liabilities. In addition, our investment in LMG was recorded at approximately $34 billion, including approximately $11 billion of goodwill that is being amortized on a straight- line basis over 20 years as a component of "Equity earnings (losses) from Liberty Media Group."

         Following is a summary of the pro forma results of AT&T as if the mergers with MediaOne and TCI had closed effective January 1, 1999:

For the Years Ended December 31,                                                             2000        1999
--------------------------------                                                             ----        ----
Shares in millions                                                                             (Unaudited)
Revenue............................................................................       $67,306     $66,236
Net income.........................................................................         5,617       6,452
Weighted-average AT&T common shares................................................         3,762       3,784
Weighted-average AT&T common shares
and potential common shares........................................................         3,821       3,906
Weighted-average AT&T Wireless Group shares........................................           361          --
Weighted-average Liberty Media Group shares........................................         2,572       2,519
AT&T Common Stock Group earnings per common share:
   Basic...........................................................................         $1.08       $2.30
   Diluted.........................................................................         $1.07       $2.23
AT&T Wireless Group earnings per common share:

   Basic and diluted...............................................................         $0.21         $--
Liberty Media Group earnings (loss) per share:
   Basic and diluted...............................................................         $0.58     $(0.89)

         Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

5. OTHER MERGERS, ACQUISITIONS, STOCK OFFERING, VENTURE, DISPOSITIONS AND DISCONTINUED OPERATIONS


AB CELLULAR

         On December 29, 2000, AB Cellular completed the redemption of AT&T's equity interest in AB Cellular. Prior to that date, AT&T held a 55.62% equity interest in AB Cellular, which was formed in 1998 with BellSouth, with each party having a 50% voting interest. AB Cellular owned, controlled and supervised wireless properties in Los Angeles, Houston, and Galveston, Texas. BellSouth exercised an option available to it, which resulted in AB Cellular redeeming AT&T's interest in AB Cellular in exchange for 100% of the net assets of the Los Angeles property. AB Cellular recognized a significant gain upon completion of the transaction. Accordingly, net losses from other equity investments included $603 representing our portion of this gain, and other income included a net pretax loss of $184 related to the difference between the carrying value of our investment in AB Cellular and the fair market value of the Los Angeles property. As a result of this transaction, we consolidated the Los Angeles property. The consolidation resulted in licensing costs of $2.2 billion, goodwill of $0.8 billion, other net assets of $0.6 billion and the removal of our investment in AB Cellular of $3.8 billion.

TELECORP PCS, INC.

         On November 13, 2000, two of AT&T's wireless affiliates, TeleCorp PCS, Inc. (TeleCorp) and Tritel, Inc., merged as part of a stock transaction. In connection with the merger, AT&T contributed to TeleCorp rights to acquire wireless licenses in Wisconsin and Iowa, paid approximately $20 in cash and extended the term of its brand license agreement through July 2005, in exchange for approximately 9.3 million additional common shares in the newly merged entity. In a separate transaction, AT&T exchanged certain additional wireless licenses and rights to acquire licenses in the Wisconsin and Iowa markets, and made a cash payment of approximately $80 for certain TeleCorp PCS licenses and wireless systems in several New England markets. These transactions resulted in a net pretax gain of $379. The acquisition of the wireless systems was accounted for under the purchase method. The pro forma impact of the wireless systems on historical AT&T results is not material.

AT HOME CORPORATION

         On  August  28,  2000,  AT&T  and  At  Home  Corporation  (Excite@Home)
announced  shareholder  approval  of a new  board of  directors  and  governance structure for Excite@Home and completion of the extension of distribution contracts with AT&T, Cox Communications, Inc. (Cox) and Comcast Corporation (Comcast). AT&T was given the right to designate six of the 11 Excite@Home board members. In addition, Excite@Home converted approximately 50 million of AT&T's Series A shares into Series B shares, each of which has 10 votes. As a result of these governance changes, AT&T gained a controlling interest and began consolidating Excite@Home's results upon the closing of the transaction on September 1, 2000. As of December 31, 2000, AT&T had, on a fully diluted basis, approximately 23% of the economic interest and 74% of the voting interest in Excite@Home.

         In exchange for Cox and Comcast relinquishing their rights under the shareholder agreement, AT&T granted put options to Cox and Comcast on a combined total of 60.4 million shares of Excite@Home Series A common stock. The put options provide Cox and Comcast with the right to convert their Excite@Home shares into either AT&T stock or cash at their option, at any time between January 1, 2001 and June 4, 2002, at the higher of (i) $48 per share or (ii) the 30-day average trading price at the time of exercise (beginning 15 trading days prior to the exercise date, and ending 15 days after the exercise date). The maximum amount that AT&T would be required to pay in cash or stock is approximately $2.9 billion based on the $48 strike price. The obligation under these put options was recorded at fair value, with gains or losses resulting from changes in fair value being recorded as a component of other income. For the year, changes in fair market value resulted in a pretax expense of $537. Subsequent to December 31, 2000, Cox and Comcast exercised their put options, electing to receive AT&T common shares (see Note 23).

         Also, in connection with the distribution agreements which extend through 2008, AT&T obtained the right to purchase up to approximately 25 million Excite@Home Series A shares and 25 million Series B shares. In addition, Cox and Comcast will each receive new warrants to purchase two Series A shares for each home its cable system passes. These warrants will vest in installments every six months beginning in June 2001, and will be fully vested by June 2006 if Cox and Comcast elect to continue their extended non-exclusive distribution agreements through that period.

         The consolidation of Excite@Home resulted in minority interest of approximately $2.2 billion, goodwill of approximately $2.4 billion, short-term liabilities of approximately $2.4 billion (including an initial put option liability), other net assets of approximately $1.2 billion and the removal of our investment in Excite@Home of approximately $1.9 billion.

AT&T WIRELESS GROUP

         On April 27, 2000, AT&T created a new class of stock and completed a public stock offering of 360 million shares, which represented 15.6% of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock is intended to track the financial performance and economic value of AT&T's wireless services' business. The net proceeds to AT&T after deducting underwriter's discount and related fees and expenses were $10.3 billion. AT&T allocated $7.0 billion of the net proceeds to AT&T Wireless Group, which were used for acquisitions, network expansion, capital expenditures and for general corporate purposes. The remaining net proceeds of $3.3 billion were utilized by AT&T for general corporate purposes. Holders of AT&T Wireless Group tracking stock are entitled to one-half of a vote per share. The AT&T Wireless Group tracking stock is listed on the New York Stock Exchange under the symbol "AWE."

COX COMMUNICATIONS, INC.

         On March 15, 2000, AT&T received 50.3 million shares of AT&T common stock held by Cox in exchange for an entity owning cable television systems serving approximately 312,000 customers and certain other net assets. Specifically, AT&T exchanged $1.1 billion of investments and related advances, $0.9 billion of franchise costs and $0.5 billion of other net assets for stock valued at $2.7 billion on March 15, 2000. The transaction resulted in a pretax gain of $189.

LENFEST COMMUNICATIONS, INC.

         On January 18, 2000, AT&T sold its ownership in Lenfest Communications, Inc. to a subsidiary of Comcast. In connection with the sale, we received 47.3 million shares of Comcast Class A Special common stock. The transaction resulted in a pretax gain of $224.

CONCERT

         On January 5, 2000, AT&T and British Telecommunications plc (BT) announced financial closure of Concert, their global communications joint venture. AT&T contributed all of its international gateway-to-gateway assets, as well as the economic value of approximately 270 multinational customers specifically targeted for direct sales by Concert.

ACC EUROPE

         On November 5, 1999, AT&T sold ACC Corp. (ACC) in Europe, including ACC's principal operations in the United Kingdom as well as ACC's operating companies in France, Germany and Italy, to WORLDxCHANGE Communications. We were required to dispose of this investment pursuant to a government mandate since it would have competed directly with Concert. The transaction resulted in a pretax loss of $179.

IBM GLOBAL NETWORK

         On April 30, 1999, AT&T completed its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or AGNS) and its assets in the United States. The non-U.S. acquisitions were completed in phases throughout 1999 and during the first quarter of 2000. Under the terms of the agreement, AT&T acquired the global network of IBM, and the two companies entered into outsourcing agreements with each other. The acquisition was accounted for under the purchase method. Accordingly, the operating results of AGNS have been included in the accompanying consolidated financial statements since the date of acquisition. The pro forma impact of AGNS on historical AT&T results is not material.

TELEPORT COMMUNICATIONS GROUP INC.

         On July 23, 1998, AT&T completed a merger with Teleport Communications Group Inc. (TCG) pursuant to an agreement and plan of merger dated January 8, 1998. Each share of TCG common stock was exchanged for 1.4145 shares of AT&T common stock, resulting in the issuance of 272.4 million shares in the transaction. The merger was accounted for as a pooling of interests, and accordingly, AT&T's results of operations, financial position and cash flows were restated to reflect the merger. In 1998, we recognized $85 of merger-related expenses. Premerger TCG revenue was $455, and net losses were $118, for the six months ended June 30, 1998. Elimination entries between AT&T and TCG were not material. On April 22, 1998, TCG purchased ACC for an aggregate value of approximately $1,100, including approximately $700 in goodwill.

OTHER DISPOSITIONS

         On March 3, 1998, AT&T sold its 45% common share interest in LIN Television Corp., a subsidiary of LIN Broadcasting Company, for $742 to Hicks, Muse, Tate and Furst Inc. We recognized a pretax gain of $317. Also on March 3, 1998, AT&T sold AT&T Solutions Customer Care to MATRIXX Marketing Inc., a teleservices unit of Cincinnati Bell, for $625. AT&T recognized a pretax gain of $350 in 1998 on the sale.

DISCONTINUED OPERATIONS

         On April 2, 1998, AT&T sold AT&T Universal Card Services Inc. (UCS) for $3,500 to Citigroup, Inc. The after-tax gain resulting from the disposal of UCS was $1,290, or $0.48 per diluted share. Included in the transaction was a cobranding and joint-marketing agreement. In addition, we received $5,722 in settlement of receivables from UCS.

         The consolidated financial statements of AT&T reflect UCS as a discontinued operation. Accordingly, the revenue, costs and expenses, and cash flows of this business have been excluded from the respective captions in the 1998 Consolidated Statement of Income and Consolidated Statement of Cash Flows, and have been reported through the date of disposition as "Income from discontinued operations," net of applicable income taxes, and as "Net cash provided by discontinued operations" for all periods presented. The gain associated with this sale is reflected as "Gain on sale of discontinued operations," net of applicable income taxes.

         Summarized financial information for UCS was as follows:

                                                                       1998
                                                                       ----
For the Year Ended December 31,

Revenue..........................................................      $365
Income before income taxes.......................................        16
Net income.......................................................        10


         No  interest   expense  was  allocated  to  UCS  in  1998  due  to  the
immateriality of the amounts; however, UCS recorded direct interest expense of $85 in 1998, primarily related to amounts payable to AT&T.

6.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

         Income (loss) from continuing operations attributable to the different classes of AT&T common stock is as follows:

For the Years Ended December 31,                                                2000          1999       1998
                                                                                ----          ----       ----
AT&T Common Stock Group.................................................      $3,105        $5,450     $5,235
AT&T Wireless Group.....................................................          76            --         --
Liberty Media Group.....................................................       1,488       (2,022)         --

Income from continuing operations.......................................      $4,669        $3,428     $5,235

         Basic earnings per share (EPS) for AT&T Common Stock Group for 2000, 1999 and 1998 were computed by dividing AT&T Common Stock Group income by the weighted- average number of shares outstanding during the year.

         Diluted EPS for AT&T Common Stock Group was computed by dividing AT&T Common Stock Group income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the year, assuming conversion of the potential shares at the beginning of the years presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of subsidiary, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS. Computed on a yearly basis, the dividends would have an after-tax impact to earnings of approximately $155. Assuming conversion of the securities, the dividends would no longer be included as a reduction to net income and the securities would convert into 67 million shares of AT&T common stock.

         A reconciliation of the income and share components for basic and diluted EPS calculations with respect to AT&T Common Stock Group continuing operations is as follows:

For the Years Ended December 31,                                                   2000       1999       1998
                                                                                   ----       ----       ----
Income....................................................................       $3,105     $5,450     $5,235
Income impact of assumed conversion of preferred stock of subsidiary......           32         26         --
Income adjusted for conversion of securities..............................       $3,137     $5,476     $5,235
Shares in millions
Weighted-average common shares............................................        3,486      3,082      2,676
Stock options.............................................................           19         35         24
Preferred stock of subsidiary.............................................           40         33         --
Convertible debt securities of subsidiary.................................           --          2         --
Weighted-average common shares and potential common shares................        3,545      3,152      2,700

         Basic EPS for AT&T Wireless Group for the period from April 27, 2000, the stock offering date, through December 31, 2000, was computed by dividing AT&T Wireless Group income by the weighted-average number of shares outstanding of AT&T Wireless Group of 361 million. There were no potentially dilutive securities outstanding at December 31, 2000.

         Basic EPS for LMG was computed by dividing LMG income (loss) by the weighted-average number of shares outstanding of LMG of 2,572 million in 2000 and 2,519 million from the March 9, 1999, date of issuance through December 31, 1999. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. There were 96 million and 124 million of these potentially dilutive securities outstanding at December 31, 2000 and 1999, respectively. The diluted earnings per share calculation for 2000 also excludes approximately 700,000 warrants outstanding at December 31, 2000, which were antidilutive. In addition, since LMG had a loss in 1999, the impact of any potential shares would have been antidilutive.

7.  NET RESTRUCTURING AND OTHER CHARGES

         During 2000, we recorded $7,029 of net restructuring and other charges, which included $6,179 of asset impairment charges related to Excite@Home, $759 for restructuring and exit costs associated with AT&T's initiative to reduce costs, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

         The charges related to Excite@Home included $4,609 of asset impairment charges recorded by Excite@Home associated with the impairment of goodwill from various acquisitions, including Excite, and a related goodwill impairment charge of $1,570 recorded by AT&T associated with goodwill from the acquisition of our investment in Excite@Home.

         The impairments resulted from the deterioration of the market conditions and market valuations of Internet-related companies during the fourth quarter of 2000, which caused Excite@Home to conclude that intangible assets related to their acquisitions of Internet-related companies may not be recoverable. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", Excite@Home conducted a detailed assessment of the recoverability of the carrying amounts of acquired intangible assets. This assessment resulted in a determination that certain acquired intangible assets, including goodwill, related to these acquisitions, including Excite, were impaired as of December 31, 2000. As a result, we recorded impairment charges of $4,609 in December 2000, representing the excess of the carrying amount of the impaired assets over their fair value.

         The review for impairment included a review of publicly-traded Internet companies that are comparable to the companies that Excite@Home acquired. These companies experienced a substantial decline in stock price and market capitalization during the fourth quarter of 2000.

         Excite@Home also reviewed the business climate for Internet advertising and web-based infrastructure companies as of December 31, 2000, and observed the following: (1) investor and consumer enthusiasm for the Internet sector severely deteriorated during the fourth quarter of 2000; (2) many Internet companies, including those acquired by Excite@Home, experienced significant decelerations in their growth both as a result of economic conditions and due to Internet-sector specific issues such as competition and the weakening of the

Internet advertising market; and (3) funding sources for Internet-based consumer businesses, which require considerable amounts of capital, had substantially evaporated as of December 31, 2000. As a result, Excite@Home concluded that fundamental, permanent and significant adverse changes had occurred during the fourth quarter of 2000 in the business climate for companies providing Internet advertising and other web-based services.

         In addition, Excite@Home reviewed operating and cash flow projections that existed at the time Excite@Home made the acquisitions and that were used as a basis upon which the decisions to complete the acquisitions were made. These operating and cash flow projections indicated that the acquired companies, over their useful lives, would be profitable and generate positive cash flows. The operating and cash flow projections were compared to operating results after the date of the acquisitions through December 31, 2000, as well as to projected operating results for 2001. These comparisons indicated that certain acquisitions generated operating and cash flow losses through the end of 2000, and were projected to continue generating operating and cash flow losses for the foreseeable future.

         As  a  result  of  these  factors,   Excite@Home  determined  that  the
intangible assets related to the acquisitions might not be recoverable and conducted impairment tests.

         Generally, the impairment tests were performed at an asset group level corresponding to the lowest level at which cash flows independent of other assets could be identified. Each asset group consisted of the goodwill and acquired identifiable intangible assets related to a specific acquisition. Acquired intangible assets were combined for those acquisitions where separately identifiable cash flows that are largely independent of the cash flows of other groups of assets could not be identified.

         For each of the asset groups to be tested for impairment, Excite@Home projected undiscounted cash flows over a future projection period of five years, based on Excite@Home's determination of the current remaining useful lives of the asset groups, plus an undiscounted terminal period cash flow to reflect disposition of the entities at the end of their useful lives. Undiscounted future cash flows were estimated using projected net realizable value in a sales transaction (undiscounted cash flows during the expected remaining holding period until disposition were estimated as negligible). The undiscounted future cash flows were compared to the carrying amount of each asset group and for those asset groups where the carrying amount exceeded the undiscounted future cash flows, Excite@Home concluded that the asset group was impaired.

         Excite@Home measured the impairment loss related to impaired asset groups based on the amount by which the carrying amount of the asset group exceeded the fair value of the asset group. Measurement of fair value was based on an analysis by Excite@Home utilizing the best information available in the circumstances using reasonable and supportable assumptions and projections, and including the discounted cash flow and market comparison valuation techniques. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on Excite@Home's best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital was based on historical risk premiums required by investors for companies of Excite@Home's size, industry and capital structure and included risk factors specific to Excite@Home. The market comparison model represented Excite@Home's estimate of the prices that a buyer would be willing to pay currently for similar assets, based on comparable products and services, customer base, risks, earnings capabilities and other factors.

         Based on the foregoing, Excite@Home recorded an impairment write-down of $4,609 in the aggregate, which was allocated to each asset group based on a comparison of carrying values and fair values. The impairment write-down within each asset group was allocated first to goodwill, and if goodwill was reduced to zero, to identifiable intangible assets in proportion to carrying values.

         Also as a result of the foregoing, AT&T recorded a goodwill and acquistion-related impairment charge associated with the acquisition of our investment in Excite@Home. The write-down of our investment to fair value was determined utilizing discounted expected future cash flows.

         Since we own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our 2000 Consolidated Statement of Income as "Minority interest income (expense)."

         The $759 charge for restructuring and exit plans was primarily due to headcount reductions, mainly in network operations and Business Services, including the consolidation of customer-care and call centers, as well as synergies created by the MediaOne merger.

         Included in exit costs was $503 of cash termination benefits associated with the separation of approximately 7,300 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were nonmanagement employees. Approximately 6,700 employee separations were related to involuntary terminations and approximately 600 to voluntary terminations.

         We also recorded $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the year, and net losses of $32 related to the disposition of facilities primarily due to synergies created by the MediaOne merger.

         The  following   table  displays  the  activity  and  balances  of  the
restructuring reserve account:
                                                 Type of Cost
                                      Employee     Facility
                                   Separations     Closings     Other    Total
                                   -----------   ------------   -----    -----

Balance at January 1, 1998....            $413         $434       $60     $907
   Additions..................             150          125        --      275
   Deductions.................           (445)        (190)      (30)    (665)

Balance at December 31, 1998..            118           369        30      517
   Additions..................            142            --         3      145
   Deductions.................          (110)         (130)      (12)    (252)

Balance at December 31, 1999..            150           239        21      410
   Additions..................            503            32        62      597
   Deductions.................          (394)          (98)      (47)    (539)

Balance at December 31, 2000..           $259          $173       $36     $468

         Deductions reflect cash payments of $245, $209 and $369, for 1998, 1999 and 2000, respectively. These payments included cash termination benefits of $124, $40 and $257, respectively, which were primarily funded through cash from operations. Deductions also reflect noncash utilization of $420, $43 and $170 for 1998, 1999 and 2000, respectively. Noncash utilization included deferred severance payments primarily related to executives, and a reversal in 1998 of $348 related to the 1995 restructuring plan. Nearly 75% of the employees affected by the 1999 and 2000 restructuring charges have left their positions as of December 31, 2000.

         Also included in restructuring and exit costs in 2000 was $144 of benefit plan curtailment costs associated with employee separations as part of these exit plans. Further, we recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses where the carrying value was no longer supported by estimated future cash flows.

         During 1999, we recorded $1,506 of net restructuring and other charges.

         A $594 in-process research and development charge was recorded reflecting the estimated fair value of research and development projects at TCI, as of the date of acquisition, which had not yet reached technological feasibility or had no alternative future use. The projects identified related to efforts to offer voice over Internet protocol (IP), product-integration efforts for advanced set-top devices that would enable the offering of next-generation digital services and cost-savings efforts for broadband-telephony implementation. In addition, Excite@Home had research and development efforts underway, including projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers, and improved design for the regional data centers' infrastructure. We began testing IP-telephony equipment in the field in late-2000, we anticipate beginning field trials for next-generation digital services in late-2001, and have completed trials related to our telephony cost reductions and implementation has begun in certain markets. Although there are technological issues to overcome to successfully complete the acquired in-process research and development, we expect successful completion. If, however, AT&T is unable to establish technological feasibility and produce commercially viable products/services, anticipated incremental future cash flows attributable to expected profits from such new products/services may not be realized.

         A $531 asset impairment charge was recorded in 1999 associated with the planned disposal of certain wireless communications equipment resulting from a program to increase the capacity and operating efficiency of our wireless network. As part of a multivendor program, contracts have been executed with select vendors to replace significant portions of our wireless infrastructure equipment in the western United States and the metropolitan New York markets. The program is intended to provide Wireless Services with the newest technology available and allow it to evolve to new, next-generation digital technology, which is designed to provide high-speed data capabilities.

         The planned disposal of the existing wireless infrastructure equipment required an evaluation of asset impairment in accordance with SFAS No. 121 to write-down these assets to their fair value, which was estimated by discounting the expected future cash flows of these assets through the date of disposal. Since the assets will remain in service from the date of the decision to dispose of these assets to the disposal date, the remaining net book value of the assets will be depreciated over this period. As of December 31, 2000, approximately $320 of the asset impairment reserve has been utilized for assets that have been disposed of and written off. The remaining net book value of these assets was approximately $23 at December 31, 2000, which will be depreciated over an estimated remaining useful life of three months.

         Also in 1999, a $145 charge for restructuring and exit costs was recorded as part of AT&T's initiative to reduce costs. The restructuring and exit plans primarily focused on the maximization of synergies through headcount reductions in Business Services and network operations, including the consolidation of customer-care and call centers.

         Included in exit costs was $142 of cash termination benefits associated with the separation of approximately 2,800 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were nonmanagement employees. Approximately 1,700 employee separations were related to involuntary terminations and approximately 1,100 to voluntary terminations.

         We also recorded net losses of $307 related to the government-mandated disposition of certain international businesses that would have competed directly with Concert, and $50 related to a contribution agreement Broadband entered into with Phoenixstar, Inc. That agreement requires Broadband to satisfy certain liabilities owed by Phoenixstar and its subsidiaries. In addition, we recorded benefits of $121 related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program
(VRIP) offer.

         During 1998, we recorded $2,514 of net restructuring and other charges. The bulk of the charge was associated with our overall cost-reduction program and the approximately 15,300 management employees who accepted the VRIP offer. A restructuring charge of $2,724 was composed of $2,254 and $169 for pension and postretirement special-termination benefits, respectively, $263 of benefit plan curtailment losses and $38 of other administrative costs. We also recorded charges of $125 for related facility costs and $150 for executive-separation costs. These charges were partially offset by benefits of $940 as we settled pension benefit obligations of 13,700 of the total VRIP employees. In addition, the VRIP charges were partially offset by the reversal of $256 of 1995 business restructuring reserves primarily resulting from the overlap of VRIP on certain 1995 projects.

         Also included in the 1998 net restructuring and other charges were asset impairment charges totaling $718, of which $633 was related to our decision not to pursue Total Service Resale (TSR) as a local-service strategy. We also recorded an $85 asset impairment charge related to the write-down of unrecoverable assets in certain international operations where the carrying value was no longer supported by future cash flows. This charge was made in connection with the review of certain operations that would have competed directly with Concert.

         Additionally, $85 of merger-related expenses was recorded in 1998 in connection with the TCG merger, which was accounted for as a pooling of interests. Partially offsetting these charges was a $92 reversal of the 1995 restructuring reserve. This reversal reflected reserves no longer deemed necessary. The reversal primarily included separation costs attributed to projects completed at a cost lower than originally anticipated. Consistent with the three-year plan, the 1995 restructuring initiatives were substantially completed by the end of 1998.

8.  INVESTMENT IN LIBERTY MEDIA GROUP

         As a result of our merger with TCI, we acquired Liberty Media Group, a wholly-owned investment accounted for under the equity method (see Note 4). Summarized results of operations for Liberty Media Group were as follows:

                                                                 For the Year Ended  For the Ten Months Ended
                                                                  December 31, 2000         December 31, 1999
Revenue................................................                      $1,526                      $729
Operating income (loss)................................                         436                   (2,214)
Net income (loss)......................................                       1,488                   (2,022)

                                                                     At December 31,
                                                                               2000                      1999
                                                                               ----                      ----

Current assets.........................................                      $2,954                    $3,387
Noncurrent assets......................................                      51,314                    55,297
Current liabilities....................................                       2,962                     3,370
Noncurrent liabilities.................................                      16,668                    16,853
Minority interest......................................                         348                         1

         During 2000 and 1999, certain investees of Liberty Media Group issued common stock. Changes in the equity of the investees, net of the dilution of LMG's ownership interest, resulted in an increase to AT&T's additional paid-in capital of $355 and $109 in 2000 and 1999, respectively.

9.  OTHER INVESTMENTS

         We have investments in various companies and partnerships that are accounted for under the equity method and included within "Other investments and related advances" in the accompanying Consolidated Balance Sheets. Under the equity method, investments are stated at initial cost, and are adjusted for subsequent contributions and our share of earnings, losses and distributions. At December 31, 2000 and 1999, we had equity investments (other than LMG) of $13,624 and $18,454, respectively. The carrying value of these investments exceeded our share of the underlying reported net assets by approximately $8,720 and $12,530, at December 31, 2000 and 1999, respectively. The goodwill is being amortized over periods ranging from 15 to 40 years. Pretax amortization of goodwill was $571, $495, and $52 in 2000, 1999, and 1998, respectively. The amortization is shown net of income taxes as a component of "Net losses from other equity investments" in the accompanying Consolidated Statements of Income. Distributions from equity investments totaled $214, $317 and $360, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Ownership of significant equity investments was as follows:

At December 31,                                                                           2000           1999
                                                                                          ----           ----
Cablevision Systems Corporation................................................      27.98%(a)      32.04%(a)
Concert........................................................................      50.00%(b)             --
Time Warner Texas..............................................................         50.00%         50.00%
Net2Phone, Inc.................................................................      31.34%(c)             --
Insight Midwest LP.............................................................         50.00%         50.00%
EuroTel Praha, spol. s.r.o.....................................................         24.50%             --
Century-TCI California, LP.....................................................         25.00%         25.00%
Rogers Wireless Communications, Inc............................................      16.65%(d)      16.65%(d)
TeleCorp PCS, Inc..............................................................         22.99%         15.67%
Kansas City Cable Partners.....................................................         50.00%         50.00%
Parnassos, LP..................................................................         33.33%         33.33%
ACC Acquisitions, LLC..........................................................         50.00%             --
Far EasTone Telecommunications, ltd............................................         22.70%         13.87%
AB Cellular....................................................................         -- (e)      55.62%(e)
At Home Corporation............................................................         -- (f)      25.00%(f)
Lenfest Communications, Inc....................................................         --          50.00%
Bresnan Communications Group LLC...............................................         --          50.00%


(a) At December 31, 2000 and 1999, we owned 48,942,172 shares of Cablevision Systems Corporation Class A common stock, which had a closing market price of $84.94 and $75.50 per share, respectively, on those dates. Cablevision Systems Corporation (Cablevision) redeemed all of its outstanding preferred stock and issued additional common stock, and issued shares of its common stock for acquisitions. As a result of these transactions, AT&T's ownership interest in Cablevision decreased from 32.04% to 27.98%. Due to the dilution of AT&T's ownership interest in Cablevision, net of the increase in Cablevision's equity, AT&T recorded a net decrease to additional paid-in capital of $170 in 2000.

(b) On January 5, 2000, we formed Concert, our global-communications joint venture with BT.

(c) At December 31, 2000, we owned 18,900,000 shares of Net2Phone, Inc. Class A common stock, which had a closing market price of $7.38 per share on that date.

(d) This investment is accounted for under the equity method because of our ability to elect certain members of the board of directors of this entity, which we believe provides us with significant influence.

(e) On December 29, 2000, AB Cellular completed the redemption of our equity interest in AB Cellular. Voting interest in AB Cellular was 50% at December 31, 1999.

(f) On August 28, 2000, AT&T and Excite@Home announced the closing of their extension contracts and governance reorganization. As a result of the governance changes, AT&T gained a controlling interest and began consolidating Excite@Home's results on September 1, 2000. As of December 31, 2000, AT&T had an approximate 23% economic interest and 74% voting interest in Excite@Home. We owned 7,924,422 and 63,720,000 shares of Excite@Home Class A common stock at December 31, 2000 and 1999, respectively, which had closing market prices of $5.53 and $42.88 per share, respectively, on those dates. We also owned 86,595,578 and 30,800,000 shares of Excite@Home Class B common stock at December 31, 2000 and 1999, respectively, which are not publicly traded. During 2000 and 1999, Excite@Home issued shares of its common stock for various acquisitions. As a result of these transactions, AT&T's economic interest in Excite@Home decreased from 25% to 23% in 2000, and from 38% to 25% in 1999, respectively. Due to the resulting increase in Excite@Home's equity, net of the dilution of AT&T's ownership interest in Excite@Home, AT&T recorded an increase to additional paid-in capital of $116 and $527 in 2000 and 1999, respectively.

         Summarized unaudited combined financial information for investments accounted for under the equity method was as follows:

For the Years Ended December 31,                                                  2000        1999       1998
                                                                                  ----        ----       ----
                                                                                          (Unaudited)
Revenue.................................................................       $32,663     $12,751     $4,488
Operating (loss) income.................................................         (583)     (1,384)        239
(Loss) income from continuing operations before extraordinary items and
   cumulative effect of a change in accounting principle................       (1,005)     (2,701)        147
Net (loss) income.......................................................       (1,373)     (2,897)         53

At December 31,                                                                   2000        1999
                                                                                  ----        ----
                                                                                    (Unaudited)
Current assets..........................................................       $12,274      $7,616
Noncurrent assets.......................................................        44,748      38,008
Current liabilities.....................................................        12,181       6,209
Noncurrent liabilities..................................................        26,337      19,422
Redeemable preferred stock..............................................         7,316       6,457
Minority interest.......................................................           621       1,740

         In addition, we have a 25.51% interest in TWE. This investment is "held-for-sale" at December 31, 2000. Accordingly, we are no longer recording equity earnings (losses) on this investment.

         We also have investments accounted for under the cost method of accounting. Under this method, investments are stated at cost, and earnings are recognized to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. These investments, which are covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are classified as "available-for-sale" and are carried at fair value with any unrealized gain or loss, net of income taxes, being included within other comprehensive income as a component of shareowners' equity. Approximately $2,102 of these investments have been classified as current assets since they are indexed to certain currently maturing debt instruments.

10.  DEBT OBLIGATIONS

DEBT MATURING WITHIN ONE YEAR

At December 31,                                                                   2000        1999
                                                                                  ----        ----
Commercial paper........................................................       $16,234      $5,974
Short-term notes........................................................        11,505       5,000
Currently maturing long-term debt.......................................         3,724       1,355
Other...................................................................           484         304

Total debt maturing within one year.....................................       $31,947     $12,633


Weighted-average interest rate of short-term debt.......................          6.5%        5.3%

         In February 2000, we entered into a 364-day, $10 billion syndicated credit facility upon the expiration of existing credit facilities. On December 28, 2000, we entered into a new 364-day, $25 billion credit facility syndicated to 39 banks. As a result, the outstanding $10 billion credit facility was terminated. The credit facility is for commercial paper back-up and was unused at December 31, 2000. The credit facility agreement contains a financial covenant that requires AT&T to maintain a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 3.00 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2000, we were in compliance with this covenant.

         At December 31, 1999, we had a 364-day, $7 billion revolving-credit facility with a consortium of 42 lenders. We also had additional 364-day, revolving-credit facilities of $3 billion. These lines were for commercial paper back-up and were unused at December 31, 1999.

LONG-TERM OBLIGATIONS

At December 31,                                                                 2000        1999
                                                                                ----        ----
DEBENTURES, NOTES AND TRUST PREFERRED SECURITIES(a)
Interest Rates(b)      Maturities

4.00% - 6.00%          2001-2018.......................................       $6,639      $5,251
6.25% - 6.50%          2001-2029.......................................        6,660       4,367
6.55% - 7.50%          2001-2037.......................................        7,840       3,701
7.53% - 8.50%          2001-2097.......................................        5,267       4,762
8.60% - 11.13%         2001-2045.......................................        7,320       5,389
Variable rate          2001-2054.......................................        2,794         867

Total debentures, notes and trust preferred securities.................       36,520      24,337
Other..................................................................          360         362
Unamortized discount, net..............................................         (64)       (127)

Total long-term obligations............................................       36,816      24,572
Less: Currently maturing long-term debt................................        3,724       1,355

Net long-term obligations..............................................      $33,092     $23,217

(a) Included in these balances was $946 and $975 representing the remaining excess of the fair value over the recorded value of debt in connection with the TCI and MediaOne mergers at December 31, 2000 and December 31, 1999, respectively. The excess is being amortized over the remaining lives of the underlying debt obligations.

(b) The actual interest paid on our debt obligations may have differed from the stated amount due to our entering into interest rate swap contracts to manage our exposure to interest rate risk and our strategy to reduce finance costs (see Note 12).

         On January 26, 1999, AT&T filed a registration statement with the SEC for the offering and sale of up to $10 billion of notes and warrants to purchase notes, resulting in a total available shelf registration of $13.1 billion. On March 26, 1999, AT&T issued $8 billion in notes. We received net proceeds of approximately $7.9 billion from the sale of the notes. The proceeds were utilized to repay commercial paper issued in connection with the TCI merger and toward funding the share repurchase program. On September 14, 1999, AT&T completed a $450 bond offering in connection with the same registration statement. The proceeds from the issuance were utilized for general corporate purposes.

         Included in long-term debt are subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities, exchangeable notes and other exchangeable debt acquired in connection with the TCI and MediaOne mergers.

SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBT SECURITIES

         Certain subsidiary trusts of TCI (TCI Trusts) had preferred securities outstanding at December 31, 2000 and 1999, as follows:

                                      Interest    Maturity      Carrying Amount
                                        Rate        Date        2000       1999
                                      --------    --------      ----       ----
TCI Communications Financing I......  8.72%          2045       $528       $528
TCI Communications Financing II..... 10.00%          2045        514        521
TCI Communications Financing III....  9.65%          2027        357        360
TCI Communications Financing IV.....  9.72%          2036        204        217
Total...............................                          $1,603     $1,626
                                                              ------     ------


         The TCI Trusts were created for the exclusive purpose of issuing trust preferred securities and investing the proceeds thereof into subordinated deferrable interest notes (subordinated debt securities) of TCI. The subordinated debt securities have interest rates equal to the interest rate of the corresponding trust preferred securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The preferred securities are mandatorily redeemable upon repayment of the subordinated debt securities, and are callable by AT&T. The Financing I and II trust preferred securities are callable at face value beginning in January and May 2001, respectively.

Financing III trust preferred securities are callable at 104.825% of face value beginning in March 2007. Financing IV trust preferred securities are callable at face value beginning in March 2002. TCI effectively provides a full and unconditional guarantee of the TCI Trusts' obligations under the trust preferred securities. In 2000, AT&T provided a full and unconditional guarantee of the trust preferred securities for TCI Communications Financing I, II and IV subsidiary trusts (see Note 19).

         AT&T has the right to defer interest payments up to 20 consecutive quarters; as a consequence, dividend payments on the trust preferred securities can be deferred by the trusts during any such interest-payment period.

         Certain subsidiary trusts of MediaOne (MediaOne Trusts) had preferred securities outstanding at December 31, 2000, as follows:

                                          Interest       Maturity      Carrying
                                              Rate           Date        Amount
                                          --------       --------      --------
MediaOne Financing I...............          7.96%         2025           $30
MediaOne Financing II..............          8.25%         2036            28
MediaOne Finance II................          9.50%         2036           214
MediaOne Finance III...............          9.04%         2038           504

Total..............................                                      $776
                                                                         ----

         The MediaOne Trusts exist for the purpose of issuing the trust preferred securities and investing the proceeds thereof into subordinated deferrable interest notes (subordinated deferrable notes) of MediaOne Group Funding, Inc., a wholly owned subsidiary of MediaOne. The subordinated deferrable notes have the same interest rate and maturity date as the trust preferred securities to which they relate. All of the subordinated deferrable notes are redeemable by MediaOne Group Funding, Inc. or MediaOne at a redemption price of $25.00 per security, plus accrued and unpaid interest. Upon redemption of the subordinated deferrable notes, the trust preferred securities will be mandatorily redeemable, at a price of $25.00 per share, plus accrued and unpaid distributions. The 7.96% subordinated deferrable notes became redeemable after September 11, 2000. The 9.50% and 8.25% subordinated deferrable notes are redeemable after October 29, 2001. The 9.04% subordinated deferrable notes are redeemable after October 28, 2003. MediaOne has effectively provided a full and unconditional guarantee of the MediaOne Trusts' obligations under the trust preferred securities. In 2000, AT&T provided a full and unconditional guarantee of MediaOne's trust preferred securities (see Note 19)

         AT&T has the right to defer interest payments up to 20 consecutive quarters; as a consequence, dividend payments on the trust preferred securities can be deferred by the trusts during any such interest-payment period.

EXCHANGEABLE NOTES

         During 2000, we issued debt (exchangeable notes) which is mandatorily redeemable at AT&T's option into shares of Comcast and Microsoft Corporation (Microsoft) common stock, as applicable, or its cash equivalent. During 1999 and 1998, MediaOne issued exchangeable notes which are mandatorily redeemable at MediaOne's option into (i) Vodafone American Depository Receipts (ADRs) held by MediaOne, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs. The maturity value of these exchangeable notes varies based upon the fair market value of the security it is indexed to.

         Following is a summary of the exchangeable notes outstanding at December 31, 2000, which are indexed to 25 million shares of Comcast common stock:

Maturity Date                                                          2003       2004       2005
-------------                                                          ----       ----       ----
Face value.....................................................        $371       $314       $329
Interest rate..................................................       6.75%      5.50%      4.63%
Put price......................................................       41.50      41.06      39.13
Call price.....................................................       49.80      49.27      46.96
Carrying value at December 31, 2000............................        $371       $314       $329

         At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of Comcast common stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

         (a) If the fair market value of a share of Comcast common stock is greater than the call price, the exchange ratio will be 0.8333;

         (b) If the fair market value of a share of Comcast common stock is less than or equal to the put price, the exchange ratio will be 1;

         (c) If the fair market value of a share of Comcast common stock is less than or equal to the call price but greater than the put price, the exchange ratio will be be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of Comcast common stock.

         Following is a summary of the exchangeable notes outstanding at December 31, 2000, which are indexed to 10 million shares of Microsoft common stock:

Maturity Date                                                          2003       2004       2005
-------------                                                          ----       ----       ----
Face value.....................................................        $227       $226       $226
Interest rate..................................................       6.96%      7.00%      7.04%
Put price......................................................       67.87      67.87      67.87
Call price.....................................................       97.39     111.64     128.60
Carrying value at December 31, 2000............................        $145       $144       $144

         At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of Microsoft common stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

         (a) If the fair market value of a share of Microsoft common stock is greater than the call price, the exchange ratio will be a fraction, the numerator of which is equal to the sum of (i) the put price, plus (ii) the excess of the fair market value of a share of Microsoft common stock over the call price, and the denominator of which is equal to the fair market value of a share of Microsoft common stock;

         (b) If the fair market value of a share of Microsoft common stock is less than or equal to the put price, the exchange ratio will be 1;

         (c) If the fair market value of a share of Microsoft common stock is less than or equal to the call price but greater than the put price, the exchange ratio will be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of Microsoft common stock.

         Following is a summary of the exchangeable notes outstanding at December 31, 2000, which are indexed to 22.3 million shares of Comcast common stock:

Maturity Date                                                          2003       2004       2005
-------------                                                          ----       ----       ----
Face value.....................................................        $267       $267       $267
Interest rate..................................................       6.76%      6.80%      6.84%
Put price......................................................       35.89      35.89      35.89
Call price.....................................................       50.64      58.39      67.97
Carrying value at December 31, 2000............................        $267       $267       $267


         At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of Comcast common stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

         (a) If the fair market value of a share of Comcast common stock is greater than or equal to the call price, the exchange ratio will be a fraction, the numerator of which is equal to the sum of (i) the put price, plus (ii) the excess of the fair market value of a share of Comcast common stock over the call price, and the denominator of which is equal to the fair market value of a share of Comcast common stock;

         (b) If the fair market value of a share of Comcast common stock is less than or equal to the put price, the exchange ratio will be 1;

         (c) If the fair market value of a share of Comcast common stock is less than the call price but greater than the put price, the exchange ratio will be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of Comcast common stock.

         Following is a summary of the exchangeable notes outstanding at December 31, 2000, which are indexed to Vodafone ADRs:

Maturity Date                                                                                 2001       2002
-------------                                                                                 ----       ----
Face value...........................................................................       $1,686     $1,129
Interest rate........................................................................        6.25%      7.00%
Put price............................................................................        19.65      43.44
Call price...........................................................................        25.10      51.26
Carrying value at December 31, 2000..................................................       $2,337     $1,012

         The exchangeable notes that mature in 2001 are indexed to 29 million Vodafone ADRs, and will be exchanged at maturity based upon a redemption value of $9.00 in cash plus 21/2 times the fair market value of a Vodafone ADR (maturity price), as follows:

                  (a) If the maturity price is greater than or equal to $9.00 plus 21/2 times the call price per share, each exchangeable note is equivalent to 0.8101 of the maturity price;

                  (b) If the maturity price is less than or equal to $9.00 plus 21/2 times the put price per share, each exchangeable note is equivalent to the maturity price; or

                  (c) If the maturity price is less than $71.75 per share but greater than $58.125 per share, each exchangeable note is equivalent to $58.125.

         The exchangeable notes that mature in 2002 are indexed to 26 million Vodafone ADRs, and will be exchanged at maturity as follows:

                  (a) If the fair market value of a Vodafone ADR is greater than or equal to the call price, each exchangeable note is equivalent to
         0.8475 of a Vodafone ADR;

                  (b) If the fair market value of a Vodafone ADR is less than or equal to the put price, each exchangeable note is equivalent to one Vodafone ADR; or

                  (c) If the fair market value of a Vodafone ADR is less than the call price but greater than the put price, each exchangeable note is equivalent to a fraction of a Vodafone ADR equal to (i) the put price divided by (ii) the fair market value of a Vodafone ADR.

         The exchangeable notes are being accounted for as indexed debt instruments since the maturity value of the debt is dependent upon the fair market value of the underlying Comcast, Microsoft and Vodafone securities. The exchangeable notes contain embedded options that hedge the market risk of a decline in value of Comcast, Microsoft and Vodafone securities. The market risk of a decline in Comcast and Microsoft stock, and Vodafone ADRs, below the respective put prices has been eliminated. In addition, any market gains we may earn have been limited to the call prices, with the exception of certain debt indexed to Comcast stock and the debt indexed to the Vodafone ADRs, which provides for our participation in a portion of the market gains above the call price.

         Since the Comcast, Microsoft, and Vodafone securities are cost method investments being accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in the maturity value of the exchangeable notes and the underlying securities are being recorded as unrealized gains or losses, net of income taxes, within other comprehensive income as a component of shareowners' equity.

         The exchangeable notes indexed to Comcast common stock and Microsoft common stock are secured by the Comcast and Microsoft investments AT&T owns. The exchangeable notes indexed to Vodafone ADRs are unsecured obligations, ranking equally in right of payment with all other unsecured and unsubordinated obligations of AT&T.

OTHER EXCHANGEABLE DEBT

         During 2000, we entered into a series of purchased and written options on 21.9 million shares of Microsoft common stock, and issued floating rate debt. The carrying value of the debt at December 31, 2000, was $1,369, which pays interest at the three-month London Inter-Bank Offered Rate (LIBOR) plus 0.4%. The debt matures annually with $458 maturing in 2003 and 2004, and $453 maturing in 2005, and is repayable at AT&T's option in either Microsoft stock or cash.

         In addition, during 1999 two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options on Vodafone ADRs contributed to them by MediaOne, and issued floating rate debt. The carrying value of the debt at December 31, 2000, was $1,739, which pays interest at the three-month LIBOR plus 0.5%. This debt matures in equal quarterly installments beginning in 2003 and ending in 2005. The assets of MediaOne SPC IV, which are primarily 29.1 million Vodafone ADRs, are available only to pay the creditors of MediaOne SPC IV. Likewise, the assets of MediaOne SPC VI, which are primarily 18.0 million Vodafone ADRs, are available only to pay the creditors of MediaOne SPC VI.

         This table shows the maturities at December 31, 2000, of the $36,816 in total long-term obligations:

       2001       2002       2003       2004       2005       Later Years
       ----       ----       ----       ----       ----       -----------

     $3,724     $2,661     $3,093     $4,112     $4,182           $19,044


11.  OTHER SECURITIES

PREFERRED STOCK OF SUBSIDIARIES

         Prior to the TCI merger, TCI Pacific Communications Inc. (Pacific) issued 5% Class A Senior Cumulative Exchangeable preferred stock, which remains outstanding. There were 6.3 million shares authorized and outstanding at December 31, 2000 and 1999. Each share is exchangeable, from and after August 1, 2001, for approximately 6.3 shares of AT&T common stock, subject to certain antidilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment in cash, shares of AT&T common stock or a combination of the foregoing. The Pacific preferred stock is reflected within "Minority Interest" in the accompanying Consolidated Balance Sheets, and aggregated $2.1 billion at December 31, 2000 and 1999.

         Prior to the TCI merger, TCI issued Class B 6% Cumulative Redeemable Exchangeable Junior preferred stock (Class B preferred stock). There were 1.6 million shares outstanding as of December 31, 1999, net of shares held by a subsidiary, out of an authorized 1.7 million shares. Class B preferred stock and accumulated dividends aggregated $152 at December 31, 1999, and were reflected within "Minority Interest" in the accompanying 1999 Consolidated Balance Sheet. On February 22, 2000, all outstanding shares of Class B preferred stock were redeemed at $105.88 per share.

COMPANY-OBLIGATED   CONVERTIBLE   QUARTERLY  INCOME   PREFERRED   SECURITIES  OF
SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBT SECURITIES OF AT&T AND RELATED WARRANTS

         On June 16, 1999, AT&T Finance Trust I (AT&T Trust), a wholly owned subsidiary of AT&T, completed the private sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (quarterly preferred securities) to Microsoft. Proceeds of the issuance were invested by the AT&T Trust in junior subordinated debentures (debentures) issued by AT&T due 2029, which represent the sole asset of the AT&T Trust.

         The quarterly preferred securities pay dividends at an annual rate of 5.0% of the liquidation preference of $50 per security, and are convertible at any time prior to maturity into 66.667 million shares of AT&T common stock. The quarterly preferred securities are subject to mandatory redemption upon repayment of the debentures at maturity or their earlier redemption. The conversion feature can be terminated, under certain conditions, after three years.

         The debentures will make a quarterly payment in arrears of 62.5 cents per security on the last day of March, June, September and December of each year. AT&T has the right to defer such interest payments up to 20 consecutive quarters. As a consequence, quarterly dividend payments on the quarterly preferred securities can be deferred by the AT&T Trust during any such interest-payment period. If AT&T defers any interest payments, we may not, among other things, pay any dividends on our common stock until all interest in arrears is paid to the AT&T Trust.

         Dividends on the quarterly preferred securities were $250 and $135 for the years ended December 31, 2000 and 1999, respectively, and are reported within "Minority interest income (expense)" in the accompanying Consolidated Statements of Income.

         On June 16, 1999, AT&T also issued to Microsoft 40 million warrants, each to purchase one share of AT&T common stock at a price of $75 per share at the end of three years. Alternatively, the warrants are exercisable on a cashless basis. If the warrants are not exercised on the three-year anniversary of the closing date, the warrants expire.

         A discount on the quarterly preferred securities equal to the value of the warrants of $306 was recognized and is being amortized over the 30-year life of the quarterly preferred securities as a component of "Minority interest income (expense)" in the accompanying Consolidated Statements of Income.

CENTAUR FUNDING CORPORATION

         Centaur Funding Corporation (Centaur), a subsidiary of MediaOne, issued three series of preferred shares prior to AT&T's acquisition of MediaOne. Centaur was created for the principal purpose of raising capital through the issuance of preferred shares and investing those proceeds into notes issued by MediaOne SPC II, a subsidiary of MediaOne. Principal and interest payments from the notes are expected to be Centaur's primary source of funds to make dividend and redemption payments on the preferred shares. In addition, the dividend and certain redemption payments on the preferred shares will be determined by reference to the dividend and redemption activity of the preferred stock of AirTouch Communications, Inc. (ATI Shares) held by MediaOne SPC II. Payments on the preferred shares are neither guaranteed nor secured by MediaOne or AT&T. The assets of MediaOne SPC II, which include the ATI shares, are available only to pay the creditors of MediaOne SPC II. These securities remained outstanding at December 31, 2000 as follows:

                                            Dividend Rate        Maturity Date                Carrying Amount
                                            -------------        -------------                ---------------
Series A..................................  Variable             None                                    $100
Series B..................................  9.08%                April 21, 2020                           927
Series C..................................  None                 April 21, 2020                           118

Total.....................................                                                             $1,145
                                                                                                       ------

         The Auction Market Preference Shares, Series A, have a liquidation value of $250 thousand per share and dividends are payable quarterly when declared by Centaur's board of directors out of funds legally available. The 9.08% Cumulative Preference Shares, Series B, have a liquidation value of $1 thousand per share and dividends are payable quarterly in arrears when declared by Centaur's board of directors out of funds legally available. In addition, dividends may be declared and paid only to the extent that dividends have been declared and paid on the ATI shares. The preference shares, Series C, have a liquidation value of $1 thousand per share at maturity. The value of the Series C will be accreted to reach its liquidation value upon maturity. The Series B shares rank equally with the Series C shares as to redemption payments and upon liquidation, and the Series B and Series C shares rank senior to the Series A shares as to redemption payments and upon liquidation. The preference shares issued by Centaur are reflected within "Minority interest" in the accompanying 2000 Consolidated Balance Sheet.

         Dividends on the preferred shares were $55 for the period ended December 31, 2000, and were included within "Minority interest income (expense)" in the Consolidated Statement of Income.

12.  FINANCIAL INSTRUMENTS

         In the normal course of business, we use various financial instruments, including derivative financial instruments, for purposes other than trading. We do not use derivative financial instruments for speculative purposes. These instruments include letters of credit, guarantees of debt, interest rate swap agreements, foreign currency exchange contracts, option contracts and equity hedges. Collateral is generally not required for these types of instruments.

         By their nature, all such instruments involve risk, including the credit risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. However, at December 31, 2000 and 1999, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures. We do not have any significant exposure to any individual customer or counterparty, nor do we have any major concentration of credit risk related to any financial instruments.

LETTERS OF CREDIT

         Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Letters of credit do not create any additional risk to AT&T.

GUARANTEES OF DEBT

         From time to time, we guarantee the debt of our subsidiaries and certain unconsolidated joint ventures. Prior to the merger, TCI had agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,461 and $1,720 at December 31, 2000 and 1999, respectively, of certain cable television partnerships in which TCI has a non-controlling ownership interest. Although there can be no assurance, management believes that it will not be required to meet its obligations under such guarantees. Additionally, in connection with the restructuring of AT&T in 1996, we issued guarantees for certain debt obligations of our former subsidiaries AT&T Capital Corp. and NCR. The amount of guaranteed debt associated with AT&T Capital Corp. and NCR was $48 and $56 at December 31, 2000 and 1999, respectively.

INTEREST RATE SWAP AGREEMENTS

         We enter into interest rate swaps to manage our exposure to changes in interest rates and to lower our overall costs of financing. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk to interest rate movements. Interest rate swaps also allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments, fixed-rate for floating-rate payments or floating-rate for other floating-rate payments without the exchange of the underlying principal amount. Fixed interest rate payments at December 31, 2000, were at rates ranging from 6.05% to 8.20%. Floating-rate payments are based on rates tied to the LIBOR. In addition, we also have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements.

         The following table indicates the types of swaps in use at December 31, 2000 and 1999, and their weighted-average interest rates. Average variable rates are those in effect at the reporting date and may change significantly over the lives of the contracts.

                                                                                              2000       1999
                                                                                              ----       ----
Fixed to variable swaps--notional amount...........................................           $750     $1,800
   Average receive rate............................................................          8.16%      6.89%
   Average pay rate................................................................          8.16%      6.67%
Variable to fixed swaps--notional amount...........................................           $218       $229
   Average receive rate............................................................          6.81%      6.30%
   Average pay rate................................................................          7.31%      6.77%
Variable to variable swaps--notional amount........................................           $739       $495
   Average receive rate............................................................          1.74%      6.63%
   Average pay rate................................................................          5.42%      6.53%

         The weighted-average remaining terms of the swap contracts were 11 and seven years at December 31, 2000 and 1999, respectively.

FOREIGN EXCHANGE

         We enter into foreign currency exchange contracts, including forward and option contracts, to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. In 2000, this consisted principally of Brazilian reais and Swiss francs related to debt. In 1999, this consisted principally of European Union currency (Euro), British pounds sterling and Japanese Yen contracts related to the reimbursement to foreign telephone companies for their portion of the revenue billed by AT&T for calls placed in the United States to a foreign country and other foreign currency payables and receivables. In addition, we are subject to foreign exchange risk related to other foreign-currency-denominated transactions.

COLLARS

         We enter into option agreements to hedge our exposure on debt that is indexed to securities we own. During 2000, we entered into a series of purchased and written options related to a portion of our holdings in Microsoft stock (Microsoft collar), which is indexed to floating rate debt. The collar has been designated and is effective as a hedge of the market risk associated with our investment in Microsoft stock. The Microsoft collar is carried at fair value, with unrealized gains or losses, net of income taxes, being recorded within other comprehensive income as a component of shareowners' equity, together with any change in the fair value of the Microsoft stock. The carrying value of the Microsoft collar was $419 at December 31, 2000.

         At the expiration of the Microsoft collar, if the price of a Microsoft share is equal to or less than the put price of $62.48, we would exercise the put option and deliver all underlying shares of Microsoft common stock and receive cash equal in value to (i) the put price, multiplied by (ii) the underlying share amount. Alternatively, at our option, we can elect not to deliver the underlying shares and instead settle the put option by receiving cash equal in value to the (i) the difference between the put price minus the fair value of one Microsoft share, multiplied by (ii) the underlying share amount. If the price of a Microsoft share is greater then the call price, which range from $86.26 to $118.36, then the call option would be exercised and we would deliver all underlying shares and receive cash equal in value to (i) the call price, multiplied by (ii) the underlying share amount. At our option, we can elect not to deliver the underlying shares and instead settle the call option by paying cash equal in value to the (i) the difference between the call price minus the fair value of one Microsoft share, multiplied by (ii) the underlying share amount. Any cash received by AT&T from the exercise or settlement of either put or call option would be used to retire the floating rate debt. We would retain cash in excess of the call price from a call option exercise. If the price of a Microsoft share is between the put price and the call price, the collar will expire without value.

         Prior to our merger with MediaOne, two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options (Vodafone collars) on Vodafone ADRs contributed to them by MediaOne, and issued floating rate debt. The Vodafone collars have been designated and are effective as a hedge of the market risk associated with our investment in Vodafone ADRs. The Vodafone collars are carried at fair value, with unrealized gains or losses, net of income taxes, being recorded within other comprehensive income as a component of shareowners' equity, together with any change in the fair value of the Vodafone ADRs. The carrying value of the Vodafone collars was $453 at December 31, 2000.

         At the expiration of the MediaOne SPC IV collar, we will receive cash if the market value of a Vodafone ADR is less than approximately $34.00 per share, effectively eliminating downside risk on the stock below $34.00 per share. Conversely, if the market value of a Vodafone ADR is greater than approximately $49.00 per share, we will be required to pay cash, which will be offset by the corresponding increase in the value of the Vodafone ADR. This Vodafone collar expires quarterly beginning in 2003 and ending in 2005.

         At the expiration of the MediaOne SPC VI collar, we will receive cash if the market value of a Vodafone ADR is less than approximately $40.00 per share, effectively eliminating downside risk on the stock below $40.00 per share. Conversely, if the market value of a Vodafone ADR is greater than approximately $58.00 per share, we will be required to pay cash, which will be offset by the corresponding increase in the value of the Vodafone ADR. This Vodafone collar expires quarterly beginning in 2003 and ending in 2005.

EQUITY HEDGES

         We enter into equity hedges to manage our exposure to changes in equity prices associated with stock appreciation rights of affiliated companies.

FAIR VALUES OF FINANCIAL INSTRUMENTS INCLUDING DERIVATIVE FINANCIAL INSTRUMENTS

         The following table summarizes the notional amounts of material financial instruments. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based. They do not represent amounts exchanged by the parties and, therefore, are not a measure of our exposure. Our exposure is limited to the fair value of the contracts with a positive fair value plus interest receivable, if any, at the reporting date.

DERIVATIVES AND OFF BALANCE SHEET INSTRUMENTS
                                                                                         2000           1999
                                                                                         ----           ----
                                                                                    Contract/      Contract/
                                                                                     Notional       Notional
                                                                                       Amount         Amount
                                                                                    ---------      ---------
Interest rate swap agreements................................................             $968         $2,524
Combined interest rate foreign currency swap agreements......................              739             --
Foreign exchange forward contracts...........................................               71          1,881
Option contracts.............................................................            3,108             --
Equity hedges................................................................              392            495
Letters of credit............................................................              852            243
Guarantees of debt...........................................................            1,607          1,848

         The following tables show the valuation methods, the carrying amounts and estimated fair values of material financial instruments.

FINANCIAL INSTRUMENT                                               VALUATION METHOD
Debt excluding capital leases                                      Market quotes or rates available to us for debt with similar terms and maturities
Letters of credit                                                  Fees paid to obtain the obligations
Guarantees of debt                                                 There are no quoted market prices for similar agreements
                                                                   available

Interest rate swap agreements                                      Market quotes obtained from dealers
Combined interest rate foreign currency swap agreements            Market quotes obtained from dealers
Foreign exchange contracts                                         Market quotes
Option contracts                                                   Black-Scholes option-pricing model
Equity hedges                                                      Market quotes
Preferred securities                                               Market quotes*

* It is not practicable to estimate the fair market value of our quarterly preferred securities that aggregated $4,710 and $4,700 at December 31, 2000 and 1999, respectively. There are no current market quotes available on this private placement.

                                          2000                    1999
                                          ----                    ----
                                   Carrying      Fair      Carrying       Fair
                                     Amount     Value        Amount      Value
                                   --------     -----      --------      -----

Debt excluding capital leases.....  $64,542   $61,686       $35,507     $34,092
Pacific preferred stock...........    2,121       595         2,121       1,929

                                                                          2000                                  1999
                                                                          ----                                  ----
                                                            Carrying Amount       Fair Value      Carrying Amount       Fair Value
                                                            ---------------       ----------      ---------------       ----------
                                                            Asset     Liab.     Asset    Liab.     Asset    Liab.     Asset    Liab.
                                                            -----     -----     -----    -----     -----    -----     -----    -----
Interest rate swap agreements.........................         $4        $5        $4       $5       $28      $27        $6      $29
Combined interest rate foreign currency swap agreements         1         3         1        3        --       --        --       --
Foreign exchange forward contracts....................         --         1         1        2        --       26         1       28
Equity hedges.........................................          2       100         2      100       313        2       313       --

13.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

         We sponsor noncontributory, defined benefit pension plans covering the majority of our employees. Pension benefits for management employees are based principally on career-average pay. Pension benefits for occupational employees are not directly related to pay. Pension trust contributions are made to trust funds held for the sole benefit of plan participants. Our benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.

         The following table shows the components of the net periodic benefit costs included in our Consolidated Statements of Income:

                                                                        Pension Benefits                 Postretirement Benefits
                                                                        ----------------                 -----------------------
  For the Years Ended December 31,                                    2000          1999        1998      2000       1999       1998
                                                                      ----          ----        ----      ----       ----       ----
Service cost benefits earned during the period...........           $248          $247          $275       $35        $54        $56
Interest cost on benefit obligations.....................            991           919           940       352        324        322
Amortization of unrecognized prior service cost..........            174           159           135         4         13        (2)
Credit for expected return on plan assets................        (1,821)       (1,458)       (1,570)     (230)      (200)      (173)
Amortization of transition asset.........................          (156)         (158)         (175)        --         --         --
Amortization of gains....................................          (332)          (10)            --      (16)        (1)         --
Charges for special termination benefits*................             --            --         2,254        16          5        169
Net curtailment losses (gains)*..........................            121            --           140      (14)         --        141
Net settlement losses (gains)*...........................              8         (121)         (921)        --         --         --

Net periodic benefit (credit) cost.......................         $(767)        $(422)        $1,078      $147       $195       $513


* Primarily included in "Net restructuring and other charges" in the Consolidated Statements of Income.

         On January 26, 1998, we offered a voluntary retirement incentive program (VRIP) to employees who were eligible participants in the AT&T Management Pension Plan. Approximately 15,300 management employees accepted the VRIP offer. In connection with the VRIP, we recorded pretax charges in 1998 for pension and postretirement plan special-termination benefits of $2,254 and $169, respectively. We also recorded pension and postretirement plan pretax charges of $120 and $143, respectively, which are included within net curtailment losses in 1998. The special-termination benefits reflect the value of pension benefit improvements and expanded eligibility for postretirement benefits. The VRIP also permitted employees to choose either a total lump-sum distribution of their pension benefits or periodic future annuity payments.

         As of December 31, 1999, all 15,300 employees had terminated employment under the VRIP. AT&T has settled the pension obligations covering about 15,100 of these employees, the remainder of which either chose to defer commencing their pension benefits or elected to receive an annuity distribution. Lump-sum pension settlements totaling $5.2 billion, including a portion of the special-pension termination benefits referred to above, resulted in settlement gains of $121 and $940 recorded in 1999 and 1998, respectively.

         The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                                                       Pension Benefits      Postretirement Benefits
                                                                                       ----------------      -----------------------
For the Years Ended December 31,                                                         2000        1999          2000         1999
                                                                                         ----        ----          ----         ----
Change in benefit obligations:
Benefit obligation, beginning of year..........................................       $12,868     $14,443        $4,642       $5,168
Service cost...................................................................           248         247            35           54
Interest cost..................................................................           991         919           352          324
Plan amendments................................................................            32         558          (45)            4
Actuarial losses (gains).......................................................             5     (1,683)           203        (579)
Acquisition....................................................................           204          --            38           --
Benefit payments...............................................................       (1,228)     (1,062)         (362)        (334)
Special termination benefits...................................................            --          --            16            5
Settlements....................................................................          (57)       (554)            --           --
Curtailment losses.............................................................            --          --             7           --
Benefit obligation, end of year................................................       $13,063     $12,868        $4,886       $4,642
                                                                                      -------     -------        ------       ------
Change in fair value of plan assets:
Fair value of plan assets, beginning of year...................................       $21,854     $18,567        $2,852       $2,476
Actual return on plan assets...................................................           995       4,855         (128)          385
Employer contributions.........................................................            94          48           159          325
Acquisition....................................................................           205          --             5           --
Benefit payments...............................................................       (1,228)     (1,062)         (362)        (334)
Settlements....................................................................          (57)       (554)            --           --
Fair value of plan assets, end of year.........................................       $21,863     $21,854        $2,526       $2,852
                                                                                      -------     -------        ------       ------
At December 31,
Funded (unfounded) benefit obligation..........................................        $8,800      $8,986      $(2,360)     $(1,790)
Unrecognized net gain..........................................................       (7,301)     (8,457)         (188)        (800)
Unrecognized transition asset..................................................         (123)       (279)            --           --
Unrecognized prior service cost................................................         1,100       1,362           (9)           55
Net amount recorded............................................................        $2,476      $1,612      $(2,557)     $(2,535)
                                                                                       ------      ------      --------     --------

         At December 31, 2000, our pension plan assets included $34 of AT&T common stock, $26 of Liberty Media Group Series A common stock, and $2 of AT&T Wireless Group common stock. At December 31, 1999, our pension plan assets included $82 of AT&T common stock and $34 of Liberty Media Group Series A common stock.

         The following table provides the amounts recorded in our Consolidated Balance Sheets:

                                                                                        Pension Benefits     Postretirement Benefits
                                                                                        ----------------     -----------------------
At December 31,                                                                           2000       1999          2000         1999
                                                                                          ----       ----          ----         ----
Prepaid pension cost.............................................................       $3,003     $2,464           $--          $--
Benefit related liabilities......................................................        (579)      (918)       (2,557)      (2,535)
Intangible asset.................................................................           30         46            --           --
Accumulated other comprehensive income...........................................           22         20            --           --
Net amount recorded..............................................................       $2,476     $1,612      $(2,557)     $(2,535)
                                                                                        ------     ------      --------     --------

         Our nonqualified pension plans had an unfunded accumulated benefit obligation of $125 and $118 at December 31, 2000 and 1999, respectively. Our postretirement health and telephone concession benefit plans had accumulated postretirement benefit obligations of $4,282 and $4,021 at December 31, 2000 and 1999, respectively, which were in excess of plan assets of $1,413 and $1,635 at December 31, 2000 and 1999, respectively.

         The   assumptions   used  in  the   measurement   of  the  pension  and
postretirement benefit obligations are shown in the following table:

At December 31,                                   2000     1999    1998
                                                  ----     ----    ----
Weighted-average assumptions:
Discount rate................................     7.5%    7.75%    6.5%
Expected return on plan assets...............     9.5%     9.5%    9.5%
Rate of compensation increase................     4.5%     4.5%    4.5%

         We assumed a rate of increase in the per capita cost of covered health-care benefits (the health-care cost trend rate) of 7.6%. This rate was assumed to gradually decline after 2000 to 4.5% by 2010 and then remain level. Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one percentage point increase or decrease in the assumed health-care cost trend rate would increase or decrease the total of the service and interest-cost components of net periodic postretirement health-care benefit cost by $9 and $9, respectively, and would increase or decrease the health-care component of the accumulated postretirement benefit obligation by $125 and $122, respectively.

         We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Our contributions amounted to $280 in 2000, $234 in 1999 and $204 in 1998.

14.  STOCK-BASED COMPENSATION PLANS

         Under the 1997 Long-term Incentive Program (Program), which was effective June 1, 1997, and amended on May 19, 1999 and March 14, 2000, we grant stock options, performance shares, restricted stock and other awards on AT&T common stock as well as stock options on AT&T Wireless Group tracking stock.

         Under the Program, there were 150 million shares of AT&T common stock available for grant with a maximum of 22.5 million common shares that could be used for awards other than stock options. Beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. There are a maximum of 37.5 million shares that may be used for awards other than stock options. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant.

         Under the Program, performance share units are awarded to key employees in the form of either common stock or cash at the end of a three-year period, based on AT&T's total shareholder return and certain financial-performance targets. Under the 1987 Long-term Incentive Program, performance share units with the same terms were also awarded to key employees based on AT&T's return-to-equity performance compared with a target.

         On April 27, 2000, AT&T created a new class of stock and completed an offering of AT&T Wireless Group tracking stock. Under the Program, 5% of the outstanding AT&T Wireless Group shares became available for grant with a maximum of 1.25% of the outstanding shares that may be used for awards other than options. Beginning with January 1, 2001, the remaining AT&T Wireless Group shares available for grant at December 31 of the prior year, plus 2% of the outstanding AT&T Wireless Group shares on January 1 of each year, become available for grant. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over two to three and one-half years and are exercisable up to 10 years from the date of grant. In 2000, there were no grants of awards other than stock options. On April 27, 2000, substantially all employees were granted AT&T Wireless Group tracking stock options.

         Under the AT&T 1996 Employee Stock Purchase Plan (Plan), which was effective July 1, 1996, we are authorized to sell up to 75 million shares of AT&T common stock to our eligible employees. Under the terms of the Plan, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day. Under the Plan, we sold approximately 6 million shares to employees in 2000 and 3 million shares to employees in both 1999 and 1998.

         We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for our performance-based and restricted stock awards and stock appreciation rights (SARs). Stock based-compensation income (expense) was $253, $(462) and $(157) in 2000, 1999 and 1998, respectively.
These amounts included income (expense) of $269 and $(382) in 2000 and 1999, respectively, related to grants of SARs of affiliated companies held by certain employees subsequent to the TCI merger. We also entered into an equity hedge in 1999 to offset potential future compensation costs associated with these SARs. (Expense) income related to this hedge was $(297) and $247 in 2000 and 1999, respectively.

         A summary of the AT&T common stock option transactions is shown below:

                                                                     Weighted-                  Weighted-                  Weighted-
                                                                       Average                    Average                    Average
                                                                      Exercise                   Exercise                   Exercise
Shares in thousands                                        2000          Price        1999          Price        1998          Price
                                                           ----          -----        ----          -----        ----          -----
Outstanding at January 1,........................       168,763         $37.42     131,904         $30.41     110,972         $24.77
Options assumed in mergers.......................        29,613         $24.71      11,770         $14.79          --             --
Options granted..................................        74,570         $36.12      47,927         $57.13      46,148         $41.69
Options and SARs exercised.......................      (11,446)         $22.07    (17,858)         $22.87    (18,894)         $21.95
Options canceled or forfeited....................      (12,474)         $45.61     (4,980)         $42.44     (6,322)         $31.64
At December 31:
Options outstanding..............................       249,026         $35.82     168,763         $37.42     131,904         $30.41
Options exercisable..............................       131,450         $30.44      57,894         $28.21      35,472         $23.13
Shares available for grant.......................        34,204                     41,347                     91,838

         All of the 11.8 million stock options assumed in connection with the TCI merger were in tandem with SARs, which were canceled on April 30, 1999. During 1999, 386,000 SARs (including 137,000 for TCI) were exercised. At December 31, 2000, there were no AT&T SARs outstanding.

         The following table summarizes information about the AT&T common stock options outstanding at December 31, 2000:

                                                         Options Outstanding                            Options Exercisable
                                                         -------------------                            -------------------
                                                                                                               Number
                                                                      Weighted-                           Exercisable
                                                                       Average       Weighted-                     at      Weighted-
                                           Number Outstanding         Remaining        Average            December 31,       Average
Range of Exercise Prices                 at December 31, 2000  Contractual Life Exercise Price                   2000 Exercise Price
------------------------                 --------------------  ---------------- --------------            ----------- --------------
                                           (in thousands)                                          (in thousands)
$2.69 - $18.08.......................                  21,182               5.0         $11.23                 20,206         $10.99
$18.15 - $24.49......................                  16,914               6.2         $22.51                 11,808         $22.57
$24.50...............................                  15,451               6.6         $24.50                 15,451         $24.50
$24.55 - $26.18......................                   8,664               6.2         $25.33                  8,664         $25.33
$26.21...............................                  17,299               6.1         $26.21                 17,299         $26.21
$26.33 - $31.97......................                  20,246               6.6         $30.31                 12,501         $29.98
$32.09...............................                  25,551               9.6         $32.09                    141         $32.09
$32.19 - $42.04......................                  26,908               8.5         $36.91                 10,147         $39.57
$42.10...............................                  26,975               7.1         $42.10                 17,531         $42.10
$42.19 - $45.44......................                  20,017               9.1         $45.25                  1,927         $44.45
$45.48 - $59.75......................                  23,581               8.6         $51.33                  9,293         $50.40
$59.88 - $62.13......................                  26,238               8.1         $59.89                  6,482         $59.89
                                                      249,026               7.5         $35.82                131,450         $30.44
                                         --------------------                                             -----------

         A summary of the AT&T Wireless Group tracking stock option transactions is shown below:

                                                                                                                           Weighted-
                                                                                                                             Average
                                                                                                                            Exercise
Shares in thousands                                                                                              2000          Price
                                                                                                                 ----      ---------
Outstanding at January 1,................................................................................          --            $--
Options granted..........................................................................................      76,983         $29.29
Options exercised........................................................................................          --            $--
Options canceled or forfeited............................................................................     (3,357)         $29.43
At December 31:
Options outstanding......................................................................................      73,626         $29.29
Options exercisable......................................................................................      12,391         $29.48
Shares available for grant...............................................................................      41,874

         The following table summarizes information about the AT&T Wireless Group tracking stock options outstanding at December 31, 2000:

                                                         Options Outstanding                         Options Exercisable
                                                         -------------------                         -------------------
                                                                                                            Number
                                                                      Weighted-                        Exercisable
                                                                       Average       Weighted-                  at        Weighted-
                                       Number Outstanding at         Remaining         Average         December 31,         Average
Range of Exercise Prices                   December 31, 2000  Contractual Life  Exercise Price                2000   Exercise Price
------------------------                   -----------------  ----------------  --------------               -----   --------------
                                           (in thousands)                                        (in thousands)
$17.06 - $21.00......................                     305               9.9         $17.91                     --            $--
$24.47...............................                   1,741               9.8         $24.47                     --            $--
$26.00 - $28.53......................                   1,865               9.5         $27.62                    122         $27.21
$29.50...............................                  69,715               9.3         $29.50                 12,269         $29.50
                                                       73,626               9.3         $29.29                 12,391         $29.48
                                                 ------------                                           -------------

         AT&T has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If AT&T had elected to recognize compensation costs based on the fair value at the date of grant for awards in 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

For the Years Ended December 31,                                                                          2000       1999       1998
                                                                                                          ----       ----       ----
AT&T Common Stock Group:
Income from continuing operations.................................................................      $2,625     $5,193     $5,078
Income from discontinued operations...............................................................          --         --          7
Gain on sale of discontinued operations...........................................................          --         --      1,290
Extraordinary loss................................................................................          --         --        137
Income............................................................................................      $2,625     $5,193     $6,238
Earnings per AT&T Common Stock Group common share-basic:
Continuing operations.............................................................................       $0.75      $1.68      $1.90
Discontinued operations...........................................................................          --         --         --
Gain on sale of discontinued operations...........................................................          --         --       0.48
Extraordinary loss................................................................................          --         --       0.05
AT&T Common Stock Group earnings..................................................................       $0.75      $1.68      $2.33
Earnings per AT&T Common Stock Group common share-diluted:
Continuing operations.............................................................................       $0.74      $1.65      $1.88
Discontinued operations...........................................................................          --         --         --
Gains on sale of discontinued operations..........................................................          --         --       0.48
Extraordinary loss................................................................................          --         --       0.05
AT&T Common Stock Group earnings..................................................................       $0.74      $1.65      $2.31
AT&T Wireless Group:
Income............................................................................................         $51        $--        $--
Earnings per share:
Basic and diluted.................................................................................       $0.14        $--        $--

         The pro forma effect on net income for 1998 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 1, 1995.

         The weighted-average fair values at date of grant for AT&T common stock options granted during 2000, 1999 and 1998 were $12.10, $15.64 and $9.75, respectively, and were estimated using the Black-Scholes option-pricing model. The weighted-average risk-free interest rates applied for 2000, 1999 and 1998 were 6.29%, 5.10% and 5.33%, respectively. The following assumptions were applied for 2000, 1999 and 1998, respectively: (i) expected dividend yields of 1.6%, 1.7% and 2.1%, (ii) expected volatility rates of 33.5%, 28.3% and 23.8% and (iii) expected lives of 4.7 years in 2000 and 4.5 years for 1999 and 1998.

         The weighted-average fair values at date of grant for AT&T Wireless Group tracking stock options granted during 2000 was $14.20 and was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied for 2000: (i) risk-free rate of 6.53%, (ii) expected volatility rate of 55.0% and (iii) expected life of 3.9 years.

15.  INCOME TAXES

         The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

For the Years Ended December 31,                                                                          2000       1999       1998
                                                                                                          ----       ----       ----
U.S. federal statutory income tax rate............................................................         35%        35%        35%
Federal income tax at statutory rate..............................................................        $913     $3,509     $2,920
Amortization of investment tax credits............................................................        (23)       (10)       (14)
State and local income taxes, net of federal income tax effect....................................         176        247        199
In-process research and development write-off.....................................................          --        208         --
Amortization of intangibles.......................................................................         111         43         28
Foreign rate differential.........................................................................         104         56         30
Taxes on repatriated and accumulated foreign income, net of tax credits...........................        (84)       (45)       (36)
Research and other credits........................................................................        (40)       (64)       (91)
Valuation allowance...............................................................................          --       (78)         37
Investment dispositions, acquisitions and legal entity restructurings.............................       (477)       (94)      (153)
Operating losses and charges relating to Excite@Home..............................................       2,757         --         --
Other differences, net............................................................................        (95)       (77)        129
Provision for income taxes........................................................................      $3,342     $3,695     $3,049
Effective income tax rate.........................................................................      128.1%      36.9%      36.6%

         The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes are presented in this table:

For the Years Ended December 31,                                                                         2000        1999       1998
                                                                                                         ----        ----       ----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
United States...................................................................................       $3,014      $9,595     $8,047
Foreign.........................................................................................        (406)         430        294
Total...........................................................................................       $2,608     $10,025     $8,341
                                                                                                       ------     -------     ------
PROVISION FOR INCOME TAXES
CURRENT
   Federal......................................................................................       $1,878      $2,691     $2,784
   State and local..............................................................................          196         415        232
   Foreign......................................................................................           89         100         41
                                                                                                        2,163       3,206      3,057
DEFERRED
   Federal......................................................................................        1,136         527       (68)
   State and local..............................................................................           71        (36)         74
   Foreign......................................................................................          (5)           8         --
                                                                                                        1,202         499          6
Deferred investment tax credits.................................................................         (23)        (10)       (14)
Provision for income taxes......................................................................       $3,342      $3,695     $3,049
                                                                                                       ------      ------     ------

-----------

         In addition, we also recorded current and deferred income tax expenses (benefits) related to minority interest and net equity losses on other equity investments in the amounts of $(154) and $(125) in 2000, $(94) and $(344) in 1999 and $143 and $(120) in 1998, respectively.

         Deferred income tax liabilities are taxes we expect to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax bases of certain assets and liabilities.

         Deferred income tax liabilities and assets consist of the following:

At December 31,                                                                                                     2000        1999
                                                                                                                    ----        ----
LONG-TERM DEFERRED INCOME TAX LIABILITIES
   Property, plant and equipment..........................................................................        $9,123      $7,678
   Investments............................................................................................        10,716       7,304
   Franchise costs........................................................................................        18,571      11,998
   Other..................................................................................................         2,826       1,156

   Total long-term deferred income tax liabilities........................................................        41,236      28,136

LONG-TERM DEFERRED INCOME TAX ASSETS
   Business restructuring.................................................................................           127         120
   Net operating loss/credit carryforwards................................................................           710         710
   Employee pensions and other benefits, net..............................................................         1,470       1,359
   Reserves and allowances................................................................................            99         376
   Other..................................................................................................         2,867       1,603
   Valuation allowance....................................................................................         (750)       (231)

Total net long-term deferred income tax assets............................................................         4,523       3,937

Net long-term deferred income tax liabilities.............................................................       $36,713     $24,199
                                                                                                                 -------     -------

CURRENT DEFERRED INCOME TAX LIABILITIES
   Investments............................................................................................          $670         $--
   Other..................................................................................................           309         427

   Total current deferred income tax liabilities..........................................................           979         427

CURRENT DEFERRED INCOME TAX ASSETS
   Business restructuring.................................................................................           155          47
   Employee pensions and other benefits...................................................................           436         562
   Reserves and allowances................................................................................           639         682
   Other..................................................................................................           600         423
   Valuation allowance....................................................................................          (39)          --

Total net current deferred income tax assets..............................................................         1,791       1,714

Net current deferred income tax assets....................................................................          $812      $1,287
                                                                                                                 -------     -------


         At December 31, 2000, we had net operating loss carryforwards (tax-effected), excluding Excite@Home, for federal and state income tax purposes of $79 and $164, respectively, expiring through 2015. In addition, we had federal tax credit carryforwards of $145, of which $64 have no expiration date and $81 expire through 2005. We also had state tax credit carryforwards (tax-effected) of $32 expiring through 2003. In connection with the TCI merger, we acquired certain federal and state net operating loss carryforwards subject to a valuation allowance of $59. If, in the future, the realization of these acquired deferred tax assets becomes more likely than not, any reduction of the associated valuation allowance will be allocated to reduce franchise costs and other purchased intangibles.

         At December 31, 2000, Excite@Home had net operating loss carryforwards (tax effected) for federal and state income tax purposes of $290 expiring through 2020. Utilization of Excite@Home's net operating loss carryforwards may be subject to a minor annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of a portion of Excite@Home's net operating loss carryforwards before utilization. The realization of Excite@Home's net deferred tax asset is dependent upon
Excite@Home's future earnings, if any, the timing and amount of which are uncertain. In addition, Excite@Home is a separate taxpayer and is not a member of the AT&T consolidated tax group. Accordingly, Excite@Home provided a valuation allowance in an amount equal to its net deferred tax assets of $702 as of December 31, 2000. Approximately $142 of Excite@Home's valuation allowance at December 31, 2000, is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized. Approximately $269 of Excite@Home's valuation allowance at December 31, 2000, is attributable to deferred tax assets that, if realized, will be allocated to first reduce goodwill, then other purchased intangibles, and then income tax expense.

         On November 15, 2000, we announced our intention to split-off LMG. The split-off of LMG remains subject to the receipt of necessary approvals, including a favorable tax ruling from the IRS. Pursuant to the tax-sharing agreement dated March 9, 1999 between AT&T and LMG, in the event LMG is split-off, AT&T would be required to reimburse LMG approximately $830 for the value of certain TCI pre-acquisition net operating loss carryforwards. Also, in connection with a tax-sharing agreement between LMG and TCI that was executed prior to AT&T's acquisition of TCI, LMG would be obligated to pay AT&T approximately $138 upon its split-off from AT&T.

16.  COMMITMENTS AND CONTINGENCIES

         In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. These matters could affect the operating results of any one quarter when resolved in future periods. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our annual consolidated financial statements.

         We lease land, buildings and equipment through contracts that expire in various years through 2037. Our rental expense under operating leases was $980 in 2000, $827 in 1999 and $742 in 1998. The total of minimum rentals to be received in the future under noncancelable operating subleases as of December 31, 2000, was $209.

         The following table shows our future minimum commitments due under noncancelable operating and capital leases at December 31, 2000:

                                         Operating Leases        Capital Leases

2001...........................................      $830                  $149
2002...........................................       700                   137
2003...........................................       602                    87
2004...........................................       519                    66
2005...........................................       413                    63
Later years....................................     1,218                   175
Total minimum lease payments...................    $4,282                   677
                                                   ------

Less: Amount representing interest.............                            (179)
Present value of net minimum lease payments....                            $498
                                                                           -----

         AT&T has an agreement with Motorola, Inc. to purchase a minimum of 1.25 million digital set-top devices at an average price of $248 per unit in 2001. During 2000, AT&T satisfied its obligation under a previous agreement with Motorola, Inc. to purchase set-top devices.

         AT&T has entered into various purchase commitments for wireless network equipment and handsets. The commitments totaled $432 as of December 31, 2000, and extend through 2004.

         AT&T has committed to provide funding to a joint venture with other investors, Alaska Native Wireless (ANW), which was formed in November 2000 to participate in the Federal Communication Commission's recent license spectrum auction. The auction was concluded in January 2001 and ANW was the highest bidder on approximately $2.9 billion in licenses. AT&T has committed to fund approximately $2.6 billion to ANW to fund ANW's purchase of licenses. At December 31, 2000, AT&T had provided approximately $229 of funding and has committed to provide additional funding of approximately $2.4 billion consisting primarily of debt securities of ANW. At the fifth anniversary of the first date on which licenses are granted to ANW, the other owners of ANW have rights to require AT&T to purchase their equity interests. If such rights are exercised five years after the license grant date, the purchase price would be approximately $950 and would be payable, at our option, in either cash or marketable securities. In the event that these rights are exercised before the fifth anniversary, or in the event that the winning bid is rejected, or if any licenses granted to ANW are revoked or challenged, the amount that AT&T would be required to pay would be less than $950.

         Through a joint venture (70% owned by AT&T and 30% owned by BT), AT&T and BT have a 31% ownership of AT&T Canada Corp. as a result of the 1999 merger between AT&T Canada Corp. and MetroNet Communications, Corp. In connection with this merger, the AT&T and BT joint venture has the right to call, or arrange for another entity to call, the remaining 69% of AT&T Canada for the greater of Cdn$40.56 per share, which represented the projected value as of December 31, 2000, with an accretion of 4% each quarter that began on June 30, 2000, or the then-appraised fair market value. If we do not exercise our call rights by June 30, 2003, the shares would be put up for auction, and the AT&T and BT joint venture would have to make the shareholders whole for the difference between the proceeds received in auction and the greater of the fair market value or the accreted value. The exact timing of any purchase will likely be partially dependent upon the future status of Canadian foreign-ownership regulations.

17.  RELATED PARTY TRANSACTIONS

         AT&T has various related party transactions with Concert as a result of the closure of this global venture in early January 2000.

         Included in revenue for the year ended December 31, 2000, is $1,080, for services provided to Concert.

         Included in access and other connection expenses for the year ended December 31, 2000, are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $2,364.

         During the first quarter of 2000, AT&T contributed property, plant and equipment of approximately $1,600 to Concert. AT&T also loaned $1,000 to Concert; that loan is included within "Other investments and related advances" in the accompanying 2000 Consolidated Balance Sheet. Interest income of $67 was recognized for the year ended December 31, 2000.

         At December 31, 2000, AT&T had a floating rate loan payable to Concert in the amount of $126. The loan, which is due on demand, is included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheet. Interest expense was $6 for the year ended December 31, 2000.

         Included in accounts receivable and accounts payable at December 31, 2000, was $462 and $518, respectively, related to transactions with Concert. Included in other receivables and other current liabilities at December 31, 2000, was $1,106 and $1,032, respectively, related to transactions associated with Concert.

         In addition, we had various related party transactions with LMG. Included in costs of services and products were programming expenses related to services from LMG. These expenses amounted to $239 for the year ended December 31, 2000 and $184 for the 10 months ended December 31, 1999, respectively.

         Included in "Investment in Liberty Media Group and related receivables, net" was $155 and $27 at December 31, 2000 and 1999, respectively, primarily related to taxes pursuant to a tax-sharing agreement between LMG and Broadband. That agreement existed prior to the TCI merger.

18.  SEGMENT REPORTING

         AT&T's results are segmented according to the way we manage our business: Business Services, Consumer Services, Wireless Services and Broadband.

         Our Business Services segment offers a variety of global communications services, including long distance, local, and data and Internet protocol (IP) networking, to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Business Services is also a provider of voice, data and IP transport to service resellers (wholesale services). Also included in the Business Services segment is AT&T Solutions, our outsourcing and network-management business.

         Our Consumer Services segment provides a variety of any-distance communications services, including long distance, local toll (intrastate calls outside the immediate local area) and Internet access to residential customers. In addition, Consumer Services provides prepaid calling card and operator-handled calling services. Local phone service is also provided in certain areas.

         Our Wireless Services segment offers wireless voice and data services and products to customers in our 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or PCS) markets. Wireless Services also includes certain interests in partnerships and affiliates that provide wireless services in the United States and internationally, aviation-communications services and fixed wireless services. Fixed wireless provides high-speed
Internet access and any-distance voice services using wireless technology to residential and small business customers.

         Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and new services such as digital video, high-speed data and broadband telephony.

         The balance of AT&T's operations (excluding LMG) is included in a "Corporate and Other" category. This category reflects corporate staff functions and the elimination of transactions between segments, as well as the results of Excite@Home and international operations and ventures. LMG is not an operating segment of AT&T because AT&T does not have a controlling financial interest in LMG for financial accounting purposes. Therefore, we account for this investment under the equity method. Additionally, LMG's results are not reviewed by the chief operating decision-makers for purposes of determining resources to be allocated.

         Total assets for our reportable segments generally include all assets, except intercompany receivables. However, our Wireless Services segment included intercompany receivables from AT&T and the related interest income since these assets relate to the results of the AT&T Wireless Group tracked business. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level and therefore, are included in the Corporate and Other category. Shared network assets are allocated to the segments and reallocated each January based on two years of volumes. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). AT&T evaluates performance based on several factors, of which the primary financial measure is earnings before interest and taxes, including pretax minority interest and net pretax losses from other equity investments (EBIT).

         Generally,   AT&T  accounts  for  Business  Services'  and  Broadband's intersegment transactions at market prices.

REVENUE

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
   Business Services external revenue.........................................................       $27,691     $26,749     $23,807
   Business Services internal revenue.........................................................           797         731         478

Total Business Services revenue...............................................................        28,488      27,480      24,285
Consumer Services external revenue............................................................        18,976      21,854      22,885
Wireless Services external revenue............................................................        10,448       7,627       5,406
   Broadband external revenue.................................................................         8,203       5,069          --
   Broadband internal revenue.................................................................            14           1          --

Total Broadband revenue.......................................................................         8,217       5,070          --
      Total reportable segments...............................................................        66,129      62,031      52,576
Corporate and Other...........................................................................         (148)         569         647

Total revenue.................................................................................       $65,981     $62,600     $53,223
                                                                                                     -------     -------     -------


DEPRECIATION AND AMORTIZATION*

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
Business Services.............................................................................        $3,714      $3,352      $2,554
Consumer Services.............................................................................           561         783         693
Wireless Services.............................................................................         1,678       1,246       1,051
Broadband.....................................................................................         3,068       1,636          --

      Total reportable segments...............................................................         9,021       7,017       4,298
Corporate and Other...........................................................................         1,246         422         331

Total depreciation and amortization...........................................................       $10,267      $7,439      $4,629
                                                                                                     -------      ------      ------



* Includes the amortization of goodwill, franchise costs and other purchased intangibles.

EARNINGS (LOSSES) FROM OTHER EQUITY INVESTMENTS

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
Wireless Services.............................................................................          $382       $(10)         $30
Broadband.....................................................................................         (215)       (396)          --

      Total reportable segments...............................................................           167       (406)          30
Corporate and Other...........................................................................         (372)       (359)       (108)

Total net losses from other equity investments................................................        $(205)      $(765)       $(78)
                                                                                                      ------      ------       -----

RECONCILIATION OF EBIT TO INCOME BEFORE INCOME TAXES

For the Years Ended December 31,                                                                      2000          1999        1998
                                                                                                      ----          ----        ----
Business Services..........................................................................         $6,548        $6,136      $4,994
Consumer Services..........................................................................          7,090         7,909       6,570
Wireless Services..........................................................................          1,131         (473)         418
Broadband..................................................................................        (1,175)       (1,475)          --

      Total reportable segments............................................................         13,594        12,097      11,982
Corporate and Other........................................................................        (4,167)       (1,625)     (3,248)
Less: Pretax minority interest income (expense)............................................          4,031         (163)          34
Add: Pretax losses from other equity investments...........................................            395         1,155          68
Interest expense...........................................................................        (3,183)       (1,765)       (427)

Total income before income taxes...........................................................         $2,608       $10,025      $8,341
                                                                                                    ------       -------      ------


ASSETS

At December 31,                                                                                       2000          1999        1998
                                                                                                      ----          ----        ----
Business Services..........................................................................        $34,804       $32,010     $22,189
Consumer Services..........................................................................          4,801         6,279       6,185
Wireless Services..........................................................................         35,184        23,312      19,416
Broadband..................................................................................        114,681        53,810          --

   Total reportable segments...............................................................        189,470       115,411      47,790
Corporate and Other assets:
   Other segments..........................................................................          6,892         3,386       3,016
   Prepaid pension costs...................................................................          3,003         2,464       2,074
   Deferred income taxes...................................................................            720           899       1,156
   Other corporate assets..................................................................          7,848         8,786       5,514
Investment in Liberty Media Group and related receivables, net.............................         34,290        38,460          --

Total assets...............................................................................       $242,223      $169,406     $59,550
                                                                                                  --------      --------     -------


EQUITY INVESTMENTS (EXCLUDING LMG)

At December 31,                                                                                       2000          1999        1998
                                                                                                      ----          ----        ----
Wireless Services..........................................................................         $3,080        $4,409      $3,766
Broadband..................................................................................          6,470        10,327          --

   Total reportable segments...............................................................          9,550        14,736       3,766
Corporate and Other........................................................................          4,074         3,718         491

Total equity investments...................................................................        $13,624       $18,454      $4,257
                                                                                                   -------       -------      ------

CAPITAL ADDITIONS

For the Years Ended December 31,                                                                     2000          1999         1998
                                                                                                     ----          ----         ----
Business Services.........................................................................         $6,223        $7,511       $6,130
Consumer Services.........................................................................            302           656          459
Wireless Services.........................................................................          5,553         2,739        2,395
Broadband.................................................................................          4,963         4,759           --

   Total reportable segments..............................................................         17,041        15,665        8,984
Corporate and Other.......................................................................          2,150         1,494          594

Total capital additions...................................................................        $19,191       $17,159       $9,578
                                                                                                  -------       -------       ------


         Geographic information is not presented due to the immateriality of revenue attributable to international customers.

         Reflecting the dynamics of our business, we continually review our management model and structure and make adjustments accordingly.

19.  GUARANTEE OF PREFERRED SECURITIES

TCI Securities:

         Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. At December 31, 2000, $1,246 of the guaranteed redeemable preferred securities remained outstanding.

MediaOne Securities:

         Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. At December 31, 2000, $776 of the guaranteed securities remained outstanding.

         AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV and the outstanding securities issued by MediaOne Financing I and II and MediaOne Finance II and III. Following are the condensed consolidating financial statements of AT&T Corp., which include the financial results of TCI and MediaOne for each of the corresponding periods. The results of MediaOne have been included in the financial results of AT&T since the date of acquisition on June 15, 2000, and the results of TCI have been included since the March 9, 1999, date of acquisition.

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2000
                       Guarantor  Guarantor   Guarantor TCI   TCI     TCI  Media- Media- Media- Media- Non-    Elimination  Consol-
                         AT&T    Subsidiary Subsidiary Finan- Finan- Finan- One   One   One Fin  One  Guaran-       and      idated
                        Parent      TCI     MediaOne   cing  cing  cing    Finan  Finan   ance  Finance tor    Consolidation   AT&T
                                                        I     II    IV   cing I   cing II   II  III Subsidiaries Adjustments  Corp.
                        -------     ---     --------  ----   ----   ---   -----   ------  ----  ---  ---------    ---------  ------
ASSETS
Cash and cash                                                                                             $126                  $126
  equivalents.........
Receivables...........    11,424      2,577      78                                                     50,788   (52,020)     12,847
Investments...........                                                                                   2,102                 2,102
Deferred income taxes.       811                                                                             1                   812
Other current assets..     1,103         11                                                                 90        (4)      1,200
TOTAL CURRENT ASSETS..    13,338      2,588      78                                                     53,107   (52,024)     17,087
Property, plant &          9,064         93      22                                                     41,985        (3)     51,161
  equipment, net......
Franchise costs, net..       838                                                                        47,380                48,218
Licensing costs, net..                   30                                                             13,596                13,626
Goodwill, net.........       161             19,786                                                     11,531                31,478
Investment in Liberty
  Media Group and                    34,290                                                                                   34,290
  related
  receivables, net....
Other investments and    164,844     35,358  29,325                                                     23,059  (218,325)     34,261
  related advances....
Other assets..........     5,500                       528   514    204     51       44     230   516   17,020   (12,505)     12,102
TOTAL ASSETS..........  $193,745    $72,359 $49,211   $528  $514   $204    $51      $44    $230  $516 $207,678 $(282,857)   $242,223
LIABILITIES
Debt maturing within     $52,556       $435  $2,337                                                     $6,409  $(29,790)    $31,947
  one year............
Liability under put                                                                                      2,564                 2,564
  options.............
Other current              9,535      1,166      76                                                     13,972    (8,393)     16,356
  liabilities.........
TOTAL CURRENT             62,091      1,601   2,413                                                     22,945   (38,183)     50,867
  LIABILITIES.........
Long-term debt........    21,333     30,096   2,168    528   514    204     30       28     214   504    3,895   (26,422)     33,092
Deferred income taxes.       569                230                                                     35,914                36,713
Other long-term
  liabilities and          7,341        939     129                                                        431       (80)      8,760
  deferred credits....
TOTAL LIABILITIES.....    91,334     32,636   4,940    528   514    204     30       28     214   504   63,185   (64,685)    129,432
Minority interest.....                1,462   1,147                                                      2,274                 4,883
Company-Obligated
  Convertible
  Quarterly Income
  Preferred                4,710                                                                                               4,710
  Securities of a
  Subsidiary Trust
  Holding Solely
  Subordinated Debt
  Securities of AT&T..

SHAREOWNERS' EQUITY
AT&T Common Stock.....     4,176                                                                         (416)                 3,760
AT&T Wireless Group          362                                                                                                 362
  common stock........
Liberty Media Group        2,364                                                                                               2,364
  Class A Common Stock
Liberty Media Group          206                                                                                                 206
  Class B Common Stock
Other shareowners'        90,593     38,261  43,124                         21       16      16    12  142,635  (218,172)     96,506
  equity..............
TOTAL SHAREOWNERS'        97,701     38,261  43,124                         21       16      16    12  142,219  (218,172)    103,198
  EQUITY..............
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.  $193,745    $72,359 $49,211   $528  $514   $204    $51      $44    $230  $516 $207,678 $(282,857)   $242,223

CONSOLIDATING CONDENSED INCOME STATEMENT
For the year ended December 31, 2000
                      Guarantor  Guarantor   Guarantor TCI   TCI     TCI  Media- Media- Media- Media- Non-    Elimination  Consol-
                         AT&T    Subsidiary Subsidiary Finan- Finan- Finan- One   One   One Fin  One  Guaran-       and      idated
                        Parent      TCI     MediaOne   cing  cing  cing    Finan  Finan   ance  Finance tor    Consolidation   AT&T
                                                        I     II    IV   cing I   cing II   II  III Subsidiaries Adjustments  Corp.
                        -------     ---     --------  ----   ----   ---   -----   ------  ----  ---  ---------    ---------  -------
Revenue......................... $22,234     $0      $0                                                $45,834 $(2,087)  $65,981
Operating Expenses
Costs of services and products..   2,961      6                                                         16,359 (1,739)    17,587
Access and other connection.....   7,047                                                                 6,803   (332)    13,518
Selling, general and               2,071  (378)      29                                                 11,597    (16)    13,303
  administrative................
Depreciation and other             1,791     45       7                                                  5,431             7,274
  amortization..................
Amortization of goodwill,
  franchise costs and other           50      3     226                                                  2,714             2,993
  purchased intangibles.........
Net restructuring and other          443     60                                                          6,526             7,029
  charges.......................
Total operating expenses........  14,363  (264)     262                                                 49,430 (2,087)    61,704
Operating income (loss).........   7,871    264   (262)                                                (3,596)       0     4,277
Other income (expense)..........     971     30      64     43     46    18      2     2     11    25    4,749 (4,447)     1,514
Interest expense (benefit)......   4,786  1,974     194     43     46    18      1     1     11    24      421 (4,336)     3,183
Income (loss) before income
  taxes, minority interest and
  earnings (losses) from equity    4,056 (1,680)  (392)      0      0     0      1     1      0     1      732   (111)     2,608
  investments...................
Provision (benefit) for income     1,505   (72)    (46)                                             1    1,954             3,342
  taxes.........................
Minority interest income           (161)   (23)                                                          4,304             4,120
  (expenses)....................
Equity earnings from Liberty              1,488                                                                            1,488
  Media Group...................
Net earnings (losses) from
  other equity investments......   5,371 (2,437)  (168)                                                  (203) (2,768)     (205)
Net income (loss)...............   7,761 (2,580)  (514)      0      0     0      1     1      0     0    2,879 (2,879)     4,669
Dividend requirements on
  preferred stock held by AT&T,                                                                            111   (111)         0
  net...........................
Net income (loss) after
  preferred stock dividends.....  $7,761 $(2,580)$(514)     $0     $0    $0     $1    $1     $0    $0   $2,768 $(2,768)   $4,669

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the year ended December 31, 2000
                      Guarantor  Guarantor   Guarantor TCI   TCI     TCI  Media- Media- Media- Media- Non-    Elimination  Consol-
                         AT&T    Subsidiary Subsidiary Finan- Finan- Finan- One   One   One Fin  One  Guaran-       and      idated
                        Parent      TCI     MediaOne   cing  cing  cing    Finan  Finan   ance  Finance tor    Consolidation   AT&T
                                                        I     II    IV   cing I   cing II   II  III Subsidiaries Adjustments  Corp.
                        -------     ---     --------  ----   ----   ---   -----   ------  ----  ---  ---------    ---------  -------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES...  $3,131  $(634)    $1,792    $43    $53    $31     $2     $2    $11     $25 $9,129    $(278)  $13,307
INVESTING ACTIVITIES
Capital expenditures and         (51)    (10)      (21)                                                   (14,842)         (14,924)
  other additions............
Equity investment                 363                                                                        989              1,352
  distributions and sales....
Equity investment
  contributions and purchases (1,700) (6,904)                                                             (1,712)    6,904  (3,412)
Net acquisitions of
  businesses including cash   (23,943)                                                                     2,533           (21,410)
  acquired...................
Other........................ (2,057)    (34)                                                             (6,376)    6,927  (1,540)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES.... (27,388)(6,948)      (21)      0      0      0      0      0      0       0 (19,408)  13,831 (39,934)
FINANCING ACTIVITIES
Proceeds from long-term debt      739                                                                      3,862              4,601
  issuances..................
Proceeds from debt from AT&T.   5,867  13,715                                                              4,898  (24,480)        0
Retirement of long-term debt.   (498) (1,143)                                                              (477)            (2,118)
Retirement of AT&T debt......         (4,990)   (1,500)                                                              6,490        0
Issuance of AT&T Wireless
  Group common stock.........  10,314                                                                                        10,314
Dividends paid............... (3,047)                                                                                       (3,047)
Increase in short-term         12,108             (271)                                                      977     4,159   16,973
  borrowings, net............
Other........................   (830)                     (43)   (53)   (31)    (2)    (2)   (11)    (25)  (275)       278    (994)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES...  24,653   7,582   (1,771)   (43)   (53)   (31)    (2)    (2)   (11)    (25)  8,985  (13,553)   25,729
Net (decrease) increase in
  cash and cash equivalents..     396       0         0      0      0      0      0      0      0       0 (1,294)        0    (898)
Cash and cash equivalents at
  beginning of year..........   (396)                                                                      1,420              1,024
Cash and cash equivalents at
  end of period..............      $0      $0        $0     $0     $0     $0     $0     $0     $0      $0   $126        $0     $126

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 1999
                                     Guarantor  Guarantor    TCI     TCI       TCI        Non-     Elimination
                                        AT&T    Subsidiary Finan-  Finan-cinFinancing  Guarantor       and
                                       Parent      TCI     cing I     II        IV     Subsidiarie Consolidation Consolidated
                                                                                                    Adjustments  AT&T Corp.
                                        -----      ---     ------     --        --     -----------   ----------   ----------
ASSETS
Cash and cash equivalents.........                                                         $1,024                    $1,024
Receivables.......................       12,513          5                                 42,270      (44,335)      10,453
Deferred income taxes.............          945                                               342                     1,287
Other current assets..............          381          3                                    741           (5)       1,120
TOTAL CURRENT ASSETS..............       13,839          8                                 44,377      (44,340)      13,884
Property, plant & equipment, net..       10,974        128                                 28,516                    39,618
Franchise costs, net..............                      33                                 32,660                    32,693
Licensing costs, net..............           38                                             8,510                     8,548
Goodwill, net.....................           88                                             7,357                     7,445
Investment in Liberty Media Group
  and related receivables, net....                  38,460                                                           38,460
Other investments and related           111,056     35,694                                 23,338     (150,722)      19,366
  advances........................
Other assets......................        5,105                528      521        217      9,809       (6,788)       9,392
TOTAL ASSETS......................     $141,100    $74,323    $528     $521       $217   $154,567    $(201,850)    $169,406
LIABILITIES
Debt maturing within one year.....      $40,246     $1,136                                 $6,141     $(34,890)     $12,633
Other current liabilities.........        6,319      1,262                                 16,097       (8,104)      15,574
TOTAL CURRENT LIABILITIES.........       46,565      2,398                                 22,238      (42,994)      28,207
Long-term debt....................       13,429     18,873     528      521        217        891      (11,242)      23,217
Deferred income taxes.............           78                                            24,121                    24,199
Other long-term liabilities &             6,600        333                                    935         (103)       7,765
  deferred credits................
TOTAL LIABILITIES.................       66,672     21,604     528      521        217     48,185      (54,339)      83,388
Minority Interest.................            5      1,462                                    924                     2,391
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of a Subsidiary Trust
  Holding Solely Subordinated Debt        4,700                                                                       4,700
  Securities of AT&T..............
SHAREOWNERS' EQUITY
AT&T Common Stock.................        3,483                                             (287)                     3,196
Liberty Media Group Class A Common        2,314                                                                       2,314
  Stock...........................
Liberty Media Group Class B Common          217                                                                         217
  Stock...........................
Other Shareowners' Equity.........       63,709     51,257                                105,745     (147,511)      73,200
TOTAL SHAREOWNERS' EQUITY.........       69,723     51,257                                105,458     (147,511)      78,927
TOTAL LIABILITIES AND SHAREOWNERS'
  EQUITY..........................     $141,100    $74,323    $528     $521       $217   $154,567    $(201,850)    $169,406

CONSOLIDATING CONDENSED INCOME STATEMENT
For the year ended December 31, 1999
                                      Guarantor  Guarantor    TCI     TCI       TCI        Non-     Elimination
                                        AT&T    Subsidiary Finan-  Finan-cinFinancing  Guarantor       and
                                       Parent      TCI     cing I     II        IV     Subsidiarie Consolidation Consolidated
                                                                                                    Adjustments  AT&T Corp.
                                        -----      ---     ------     --        --     -----------   ----------   -------
Revenue...........................      $24,755          $0                                      $39,506       $(1,661)      $62,600
Operating Expenses
Costs of services and products....        1,536        (59)                                       14,372        (1,255)       14,594
Access and other connection.......        8,403                                                    6,479          (196)       14,686
Selling, general and administrative       4,363         380                                        8,777            (4)       13,516
Depreciation and other amortization       2,056          56                                        4,026                       6,138
Amortization of goodwill, franchise
  costs and other purchased                  34           4                                        1,263                       1,301
  intangibles.....................
Net restructuring and other charges          18         440                                        1,048                       1,506
Total operating expenses..........       16,410         821                                       35,965        (1,455)       51,741
Operating income (loss)...........        8,345       (821)                                        3,541          (206)       10,859
Other income (expense)............          539        (33)          36         40         16      2,916        (2,583)          931
Interest expense (benefit)........        3,186       1,008          36         40         16        268        (2,789)        1,765
Income (loss) before income taxes,
  minority interest and earnings
  (losses) from equity investments        5,698     (1,862)           0          0          0      6,189              0       10,025
Provision (benefit) for income taxes      2,118     (1,580)                                        3,157                       3,695
Minority interest income (expense)         (87)        (14)                                         (14)                       (115)
Equity loss from Liberty Media Group                  2,022                                                                    2,022
Net earnings (losses) from other
  equity investments..............        4,155     (1,902)                                        (788)        (2,230)        (765)
Net income (loss).................       $7,648    $(4,220)          $0         $0         $0     $2,230       $(2,230)       $3,428

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the year ended December 31, 1999
                                     Guarantor  Guarantor    TCI     TCI       TCI        Non-     Elimination
                                        AT&T    Subsidiary Finan-  Finan-cinFinancing  Guarantor       and
                                       Parent      TCI     cing I     II        IV     Subsidiarie Consolidation Consolidated
                                                                                                    Adjustments  AT&T Corp.
                                        -----      ---     ------     --        --     -----------   ----------   -------
NET CASH PROVIDED BY (USED  IN)
  OPERATING ACTIVITIES............         $2,672    $(2,807)          $44        $75       $24    $11,370        $143       $11,521
INVESTING ACTIVITIES
Capital expenditures and other            (1,733)        (60)                                     (12,227)                  (14,020)
  additions.......................
Equity investment distributions and            61                                                    1,814                     1,875
  sales...........................
Equity investment contributions and       (5,473)                                                  (2,648)                   (8,121)
  purchases.......................
Net acquisitions of businesses
  including cash acquired.........        (6,405)                                                    (306)                   (6,711)
Other.............................          (203)       (130)                                     (16,343)      16,610          (66)
NET CASH (USED IN) PROVIDED BY
  IVESTING ACTIVITIES.............       (13,753)       (190)            0          0         0   (29,710)      16,610      (27,043)
FINANCING ACTIVITIES
Proceeds from long-term debt                8,396                                                                              8,396
  issuances.......................
Proceeds from debt from AT&T......                      6,176                                        5,055    (11,231)             0
Retirement of long-term debt......        (1,014)     (1,070)                                        (723)                   (2,807)
Retirement of AT&T debt...........                    (2,109)                                                    2,109             0
Issuance of AT&T convertible                4,694                                                     (56)                     4,638
  securities
Net acquisitions of treasury shares       (4,624)                                                                            (4,624)
Dividends paid....................        (2,685)                                                     (27)                   (2,712)
Increase in short-term borrowings,         19,154                                                  (1,142)     (7,774)        10,238
  net.............................
Other.............................       (13,215)           0         (44)       (75)      (24)     13,472         143           257
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............         10,706       2,997         (44)       (75)      (24)     16,579    (16,753)        13,386
Net (decrease) in cash and cash             (375)           0            0          0         0    (1,761)           0       (2,136)
  equivalents.....................
Cash and cash equivalents at                  375                                                    2,785                     3,160
  beginning of year...............
Cash and cash equivalents at end of            $0          $0           $0         $0        $0     $1,024          $0        $1,024
  period..........................

20.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         In conjunction with the issuance of AT&T Wireless Group and Liberty Media Group tracking stocks, AT&T has separated for financial reporting purposes in all periods the AT&T Common Stock Group, Liberty Media Group and AT&T Wireless Group. Below is the consolidating financial information reflecting the businesses of these individual groups, including the allocation of expenses between the groups in accordance with our allocation policies, as well as other related party transactions such as sales of services between groups and interest income and expense on intercompany borrowings. The AT&T Common Stock Group presented below excludes its retained portion of the value of AT&T Wireless Group. AT&T does not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method and is reflected as such in the consolidating financial statements below.

         AT&T Wireless Group, purchases long distance and other network-related services from AT&T at market-based prices and accordingly such amounts are eliminated. Prior to the offering of AT&T Wireless Group tracking stock, the capital structure of AT&T Wireless Group had been assumed based upon AT&T's historical capital ratio adjusted for certain items. Intercompany interest rates are intended to be substantially equivalent to the interest rate that AT&T Wireless Group would be able to obtain or receive if it were a stand-alone entity. General corporate overhead related to AT&T's corporate headquarters and common support divisions has been allocated to AT&T Wireless Group based on the ratio of AT&T Wireless Group's external costs and expenses to AT&T's consolidated external costs and expenses, adjusted for any functions that AT&T Wireless Group performs on its own. The consolidated income tax provision, related tax payments or refunds, and deferred tax balances of AT&T have been alloated to AT&T Wireless Group based principally on the taxable income and tax credits directly attributable to AT&T Wireless Group.

         Pursuant to the Inter-Group agreement, AT&T does not allocate general overhead expenses to Libery Media Group and only charges Liberty Media Group for specific services that Liberty Media Group receives from AT&T pursuant to service agreements or similar arrangements. Additionally, as Liberty Media Group operates independent of AT&T, there is no cash or debt allocated to them.

Condensed Income Statement
For the year ended December 31, 2000

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
External Revenue.............           $55,533     $10,448                $                          $                      $65,981
Inter-group revenue..........               321                                                   (321)
Total Revenue................            55,854      10,448                                       (321)                      $65,981
Operating Expenses
Costs of services and products           13,001       4,969                                       (383)                       17,587
Access and other connection..            13,140                                                     378                       13,518
Selling, general and
   administrative............            10,001       3,302                                                                   13,303
Depreciation and other
   amortization..............             5,923       1,686                                       (335)                        7,274
Amortization of goodwill,
   franchise costs and other
   purchased intangibles.....             2,665                                                     328                        2,993
Net restructuring and other
   charges...................             7,029                                                                                7,029
Inter-group expenses.........             (208)         529                                       (321)
Total operating expenses.....            51,551      10,486                                       (333)                       61,704
Operating income (loss)......             4,303        (38)                                          12                        4,277
Other income (expense).......             1,150         391                                        (27)                        1,514
Inter-group interest income..               326         143                                       (469)
Interest expense.............             3,294       (111)                                                                    3,183
Inter-group interest expense.               143         196                                       (339)
Income before income taxes,
   minority interest and
   earnings (losses) from
   equity investments........             2,342         411                                       (145)                        2,608
Provision for income taxes...             3,199         141                                           2                        3,342
Minority interest income.....             4,092                                                      28                        4,120
Equity earnings from Liberty
   Media Group...............                                          1,488                                                   1,488
Net earnings (losses) from
   other equity investments..             (585)         388                                         (8)                        (205)
Net income...................             2,650         658            1,488                      (127)                        4,669
Dividend requirements on
   preferred stock held by
   AT&T, net.................                           130                                       (130)
Net income after preferred
   stock dividends...........            $2,650        $528           $1,488                         $3                       $4,669

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Balance Sheet
As of December 31, 2000

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
ASSETS
Cash and cash equivalents....               $64         $62                $                          $                         $126
Receivables..................            11,053       2,010                                       (216)                       12,847
Deferred income taxes........               719          93                                                                      812
Other current assets.........             2,890         417                                         (5)                        3,302
Short-term note due from
   related party.............               638                                                   (638)
TOTAL CURRENT ASSETS.........            15,364       2,582                                       (859)                       17,087
Property, plant and equipment,
   net.......................            41,269       9,892                                                                   51,161
Franchise costs, net.........            48,218                                                                               48,218
Licensing costs, net.........                        13,627                                         (1)                       13,626
Goodwill, net................            26,782       5,816                                     (1,120)                       31,478
Investment in Liberty Media
   Group and related
   receivables, net..........                                         34,290                                                  34,290
Other investments and related
   advances..................            30,876       3,385                                                                   34,261
Other assets.................            10,984                                                   1,118                       12,102
Long-term assets due from
   related party.............             4,800                                                 (4,800)
TOTAL ASSETS.................          $178,293     $35,302          $34,290                   $(5,662)                     $242,223
LIABILITIES
Debt maturing within one year           $31,838        $109                $                          $                      $31,947
Short-term debt due to related
   party.....................                           638                                       (638)
Liability under put options..             2,564                                                                                2,564
Other current liabilities....            13,709       2,907                                       (260)                       16,356
TOTAL CURRENT LIABILITIES....            48,111       3,654                                       (898)                       50,867
Long-term debt...............            33,089                                                       3                       33,092
Long-term debt due to related
   party.....................                         1,800                                     (1,800)
Deferred income taxes........            32,054       4,659                                                                   36,713
Other long-term liabilities
   and deferred credits......             8,493         271                                         (4)                        8,760
TOTAL LIABILITIES............           121,747      10,384                                     (2,699)                      129,432

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Balance Sheet
As of December 31, 2000

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
Minority Interest............             4,842          41                                                                    4,883
Company-Obligated Convertible
   Quarterly Income Preferred
   Securities of a Subsidiary
   Trust Holding Solely
   Subordinated Debt Securities
   of AT&T...................             4,710                                                                                4,710
SHAREOWNERS' EQUITY

AT&T Common Stock............                                                                     3,760                        3,760
AT&T Wireless Group Common
   Stock.....................                                                                       362                          362
Liberty Media Group Class A
   Common Stock..............                                                                     2,364                        2,364
Liberty Media Group Class B
   Common Stock..............                                                                       206                          206
Other shareowners' equity....            46,994      21,877           34,290                    (6,655)                       96,506
Other shareowners' equity due
   to related party..........                         3,000                                     (3,000)
TOTAL SHAREOWNERS' EQUITY....            46,994      24,877           34,290                    (2,963)                      103,198
TOTAL LIABILITIES AND
   SHAREOWNERS' EQUITY.......          $178,293     $35,302          $34,290                   $(5,662)                     $242,223

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Statement of Cash Flows

For the year ended December 31, 2000

                                            AT&T         AT&T
                                    Common Stock     Wireless        Liberty Media                  Eliminations/       Consolidated
                                           Group        Group                Group           Reclassifications(1)         AT&T Corp.
                                           -----        -----                -----           --------------------         ----------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES....              $11,684       $1,635                    $                          $(12)            $13,307
INVESTING ACTIVITIES
Capital expenditures and
   other additions.........             (10,912)      (4,012)                                                               (14,924)
Equity investment
   distributions and sales.                  992          360                                                                  1,352
Equity investment
   contributions and
   purchases...............              (1,767)      (1,645)                                                                (3,412)
Net acquisitions of
   businesses including cash
   acquired................             (16,647)      (4,763)                                                               (21,410)
Other......................              (2,113)        (465)                                               1,038            (1,540)
NET CASH USED IN INVESTING
   ACTIVITIES..............             (30,447)     (10,525)                                               1,038           (39,934)
FINANCING ACTIVITIES
Proceeds from long-term debt
   issuance................                4,601                                                                               4,601
Retirement of long-term debt             (2,118)                                                                             (2,118)
Issuance of AT&T Wireless
   Group common stock......                3,314        7,000                                                                 10,314
Dividends paid.............              (3,047)                                                                             (3,047)
Increase in short-term
   borrowings, net.........               17,009          638                                               (674)             16,973
Other......................              (1,951)        1,309                                               (352)              (994)
NET CASH PROVIDED BY
   FINANCING ACTIVITIES....               17,808        8,947                                             (1,026)             25,729
Net (decrease) increase in
   cash and cash equivalents               (955)           57                                                                  (898)
Cash and cash equivalents at
   beginning of year.......                1,019            5                                                                  1,024
Cash and cash equivalents at
   end of period...........                  $64          $62                    $                              $               $126

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Income Statement
For the year ended December 31, 1999

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
Revenue......................           $54,973      $7,627                $                          $                      $62,600
Inter-group revenue..........               227                                                   (227)
Total Revenue................            55,200       7,627                                       (227)                       62,600
Operating Expenses
Costs of services and products           11,158       3,676                                       (240)                       14,594
Access and other connection..            14,439                                                     247                       14,686
Selling, general and
   administrative............            11,243       2,273                                                                   13,516
Depreciation and other
   amortization..............             5,137       1,253                                       (252)                        6,138
Amortization of goodwill,
   franchise costs and other
   purchased intangibles.....             1,057                                                     244                        1,301
Net restructuring and other
   charges...................               976         531                                         (1)                        1,506
Inter-group expenses.........             (333)         560                                       (227)
Total operating expenses.....            43,677       8,293                                       (229)                       51,741
Operating income (loss)......            11,523       (666)                                           2                       10,859
Other income (expense).......               824         122                                        (15)                          931
Inter-group interest income..               270                                                   (270)
Interest expense.............             1,755        (78)                                          88                        1,765
Inter-group interest expense.                           214                                       (214)
Income (loss) before income
   taxes, minority interest
   and earnings (losses) from
   equity investments........            10,862       (680)                                       (157)                       10,025
Provision for income taxes...             4,016       (294)                                        (27)                        3,695
Minority interest income
   (expense).................             (132)                                                      17                        (115)
Equity earnings from Liberty
   Media Group...............                                        (2,022)                                                 (2,022)
Net earnings (losses) from
   other equity investments..             (760)        (19)                                          14                        (765)
Income (loss)................             5,954       (405)          (2,022)                       (99)                        3,428
Dividend requirements on
   preferred stock held by
   AT&T, net.................                            56                                        (56)
Net income (loss) after
   preferred stock dividends.            $5,954      $(461)         $(2,022)                      $(43)                       $3,428

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Balance Sheet
As of December 31, 1999

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
ASSETS
Cash and cash equivalent.....            $1,019          $5                $                          $                       $1,024
Receivables..................             9,241       1,300                                        (88)                       10,453
Deferred income taxes........             1,160         127                                                                    1,287
Other current assets.........               929         196                                         (5)                        1,120
TOTAL CURRENT ASSETS.........            12,349       1,628                                        (93)                       13,884
Property, plant and equipment,
   net.......................            33,366       6,349                                        (97)                       39,618
Franchise costs, net.........            32,693                                                                               32,693
Licensing costs, net.........                         8,571                                        (23)                        8,548
Goodwill, net................             5,310       2,462                                       (327)                        7,445
Investment in Liberty Media
   Group and related
   receivables, net..........                                         38,460                                                  38,460
Other investments and related
   advances..................            14,856       4,502                                           8                       19,366
Other assets.................             9,065                                                     327                        9,392
Long-term assets due from
   related party.............             4,400                                                 (4,400)
TOTAL ASSETS.................          $112,039     $23,512          $38,460                   $(4,605)                     $169,406
LIABILITIES
Debt maturing within one year           $12,479        $154                $                          $                      $12,633
Other current liabilities....            13,711       2,143                                       (280)                       15,574
TOTAL CURRENT LIABILITIES....            26,190       2,297                                       (280)                       28,207
Long-term debt...............            23,213                                                       4                       23,217
Long-term debt due to related
   party.....................                         3,400                                     (3,400)
Deferred income taxes........            20,507       3,750                                        (58)                       24,199
Other long-term liabilities
   and deferred credits......             7,722          48                                         (5)                        7,765
TOTAL LIABILITIES............            77,632       9,495                                     (3,739)                       83,388

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Balance Sheet
As of December 31, 1999

                                           AT&T        AT&T
                                   Common Stock    Wireless    Liberty Media              Eliminations/
                                          Group       Group            Group       Reclassifications(1)      Consolidated AT&T Corp.
                                          -----       -----            -----       --------------------      -----------------------
Minority Interest............             2,371          20                                                                    2,391
Company-Obligated Convertible
   Quarterly Income Preferred
   Securities of a Subsidiary
   Trust Holding Solely
   Subordinated Debt
   Securities of AT&T........             4,700                                                                                4,700
SHAREOWNERS' EQUITY
AT&T Common Stock............                                                                     3,196                        3,196
AT&T Wireless Group Common
   Stock
Liberty Media Group Class A
   Common Stock..............                                                                     2,314                        2,314
Liberty Media Group Class B
   Common Stock..............                                                                       217                          217
Other shareowners' equity....            27,336      12,997           38,460                    (5,593)                       73,200
Other shareowners' equity due
   to related party..........                         1,000                                     (1,000)
TOTAL SHAREOWNERS' EQUITY....            27,336      13,997           38,460                      (866)                       78,927
TOTAL LIABILITIES AND
   SHAREOWNERS' EQUITY.......          $112,039     $23,512          $38,460                   $(4,605)                     $169,406

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Statement of Cash Flows
For the year ended December 31, 1999

                                            AT&T         AT&T
                                    Common Stock     Wireless        Liberty Media                  Eliminations/       Consolidated
                                           Group        Group                Group           Reclassifications(1)         AT&T Corp.
                                           -----        -----                -----           --------------------         ----------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                  $10,907         $867                    $                         $(253)            $11,521
INVESTING ACTIVITIES
Capital expenditures and
   other additions.........             (11,795)      (2,272)                                                  47           (14,020)
Equity investment
   distributions and sales.                1,639          236                                                                  1,875
Equity investment
   contributions and
   purchases...............              (7,837)        (284)                                                                (8,121)
Net acquisitions of
   businesses including cash
   acquired................              (6,955)          244                                                                (6,711)
Other......................                (960)         (47)                                                 941               (66)
NET CASH USED IN INVESTING
   ACTIVITIES..............             (25,908)      (2,123)                                                 988           (27,043)
FINANCING ACTIVITIES
Proceeds from long-term debt
   issuance................                8,396                                                                               8,396
Retirement of long-term debt             (2,807)                                                                             (2,807)
Issuance of convertible
   securities..............                4,638                                                                               4,638
Net acquisition of treasury
   shares..................              (4,624)                                                                             (4,624)
Dividends paid.............              (2,712)                                                                             (2,712)
Increase in short-term
   borrowings, net.........               10,173           65                                                                 10,238
Other......................                (177)        1,169                                               (735)                257
NET CASH PROVIDED BY
   FINANCING ACTIVITIES....               12,887        1,234                                               (735)             13,386
Net decrease in cash and
   cash equivalents........              (2,114)         (22)                                                                (2,136)
Cash and cash equivalents at
   beginning of year.......                3,133           27                                                                  3,160
Cash and cash equivalents at
   end of period...........               $1,019           $5                    $                              $             $1,024

-----------
         Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Income Statement
For the year ended December 31, 1998

                                                                AT&T          AT&T
                                                        Common Stock      Wireless                  Eliminations/       Consolidated
                                                               Group         Group           Reclassifications(1)         AT&T Corp.
                                                               -----         -----           --------------------         ----------
Revenue........................................              $47,817        $5,406                              $            $53,223
Inter-group revenue............................                   73                                         (73)
Total Revenue..................................               47,890         5,406                           (73)             53,223
Operating Expenses:
Costs of services and products.................                8,336         2,363                          (204)             10,495
Access and other connection....................               15,117                                          211             15,328
Selling, general and administrative............               10,845         1,931                            (6)             12,770
Depreciation and other amortization............                3,534         1,079                          (235)              4,378
Amortization of goodwill, franchise costs and
   other purchased intangibles.................                   44                                          207                251
Net restructuring and other charges............                2,514           120                          (120)              2,514
Inter-group expenses...........................                (183)           256                           (73)
Total operating expenses.......................               40,207         5,749                          (220)             45,736
Operating income (loss)........................                7,683         (343)                            147              7,487
Other income...................................                  811           650                          (180)              1,281
Inter-group interest income....................                  246                                        (246)
Interest expense...............................                  515          (70)                           (18)                427
Inter-group interest expense...................                                190                          (190)
Income from continuing operations before income
   taxes, minority interest and earnings
   (losses) from equity investments............                8,225           187                           (71)              8,341
Provision for income taxes.....................                2,996            59                            (6)              3,049
Minority interest income.......................                                                                21                 21
Net earnings (losses) from other equity
   investments.................................                (108)            36                            (6)               (78)
Income from continuing operations..............                5,121           164                           (50)              5,235
Dividend requirements on preferred stock held by
   AT&T, net...................................                                 56                           (56)
Income from continuing operations after
   preferred stock dividends...................               $5,121          $108                             $6             $5,235

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

Consolidating Condensed Statement of Cash Flows
For the year ended December 31, 1998

                                                                AT&T          AT&T
                                                        Common Stock      Wireless                  Eliminations/       Consolidated
                                                               Group         Group           Reclassifications(1)         AT&T Corp.
                                                               -----         -----           --------------------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES......               $9,928          $414                         $(125)            $10,217
INVESTING ACTIVITIES
Capital expenditures and other additions.......              (6,509)       (1,219)                             15            (7,713)
Decrease in other receivables..................                6,303                                          100              6,403
Net sales of marketable securities.............                  307                                                             307
Equity investment distributions and sales......                  148         1,354                             14              1,516
Equity investment contributions and purchases..              (1,118)         (156)                            (7)            (1,281)
Net acquisitions of businesses including cash
   acquired....................................                4,183           324                                             4,507
Other..........................................                 (60)          (65)                           (32)              (157)
NET CASH PROVIDED BY INVESTING ACTIVITIES......                3,254           238                             90              3,582
FINANCING ACTIVITIES
Proceeds from long-term debt issuance
Retirement of long-term debt...................              (2,610)                                                         (2,610)
Net acquisition of treasury shares.............              (3,321)                                                         (3,321)
Dividends paid.................................              (2,187)                                                         (2,187)
Increase in short-term borrowings, net.........              (3,076)            43                                           (3,033)
Other..........................................                  833         (674)                           (57)                102
NET CASH USED IN FINANCING ACTIVITIES..........             (10,361)         (631)                           (57)           (11,049)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS...                                                                92                 92
Net increase in cash and cash equivalents......                2,821            21                                             2,842
Cash and cash equivalents at beginning of year.                  312             6                                               318
Cash and cash equivalents at end of period.....               $3,133           $27                              $             $3,160

-----------

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to AT&T Wireless Group tracking stock.

21.  QUARTERLY INFORMATION (UNAUDITED)

                                                                                          First       Second       Third      Fourth
2000
Revenue1.........................................................................       $15,901      $16,221     $16,975     $16,884
Operating income (loss)2.........................................................         2,402        3,267       2,954     (4,346)
Net income.......................................................................        $2,683       $2,034      $3,072    $(3,120)
AT&T Common Stock Group:
Earnings (loss) per share:
   Basic.........................................................................          $.55         $.54        $.35      $(.45)
   Diluted.......................................................................           .54          .53         .35       (.45)
   Dividends declared............................................................          $.22         $.22        $.22      $.0375
AT&T Wireless Group3:
Earnings (loss) per share:
   Basic and diluted.............................................................            $--        $.06      $(.01)        $.16
Liberty Media Group3:
Earnings (loss) per share:
   Basic and diluted4............................................................          $.37         $.10        $.68      $(.57)
Stock price5:
AT&T common stock
   High..........................................................................        $61.00       $58.81      $35.19      $30.00
   Low...........................................................................         44.31        31.25       27.25       16.50
   Quarter-end close.............................................................         56.25        31.63       29.38       17.25
AT&T Wireless Group common stock
   High..........................................................................            --        36.00       29.56       24.94
   Low...........................................................................            --        23.56       20.50       16.38
   Quarter-end close.............................................................            --        27.88       20.88       17.31
Liberty Media Group Class A common stock4
   High..........................................................................         30.72        29.94       26.56       19.25
   Low...........................................................................         24.44        19.19       17.44       10.75
   Quarter-end close.............................................................         29.63        24.25       18.00       13.56
Liberty Media Group Class B common stock4
   High..........................................................................         36.56        32.69       32.63       20.63
   Low...........................................................................         27.00        22.13       18.75       12.75
   Quarter-end close.............................................................         32.81        32.50       18.75       18.75

1999
Revenue1.........................................................................       $14,117      $15,752     $16,333     $16,398
Operating income2................................................................         2,116        2,913       3,389       2,441
Net income (loss)................................................................        $1,018       $1,045      $1,416       $(51)
AT&T Common Stock Group:
Earnings per share:
   Basic.........................................................................          $.39         $.50        $.51        $.36
   Diluted.......................................................................          $.38         $.49        $.50        $.36
Dividends declared...............................................................          $.22         $.22        $.22        $.22
Liberty Media Group3:
Loss per share:
   Basic and diluted4............................................................          $.02         $.21        $.09        $.48
Stock price5:
AT&T common stock
   High..........................................................................        $64.08       $63.00      $59.00      $61.00
   Low...........................................................................         50.58        50.06       41.81       41.50
   Quarter-end close.............................................................         53.20        55.81       43.50       50.81
Liberty Media Group Class A common stock4
   High..........................................................................         14.53        18.52       19.84       28.34
   Low...........................................................................         10.95        13.13       15.44       17.94
   Quarter-end close.............................................................         13.15        18.38       18.66       28.41
Liberty Media Group Class B common stock4
   High..........................................................................         14.56        18.63       19.88       34.38
   Low...........................................................................         11.13        13.69       16.00       19.31
   Quarter-end close.............................................................         13.44        18.63       19.88       34.38

-----------

1. Results have been restated to reflect certain franchise tax expenses as revenue and expense in the amount of $21 in first quarter 1999, $61 in second quarter 1999, $63 in third quarter 1999, $64 in fourth quarter 1999 and $65 in first quarter 2000. This restatement had no impact on operating income or net income.

2. Operating income (loss) included net restructuring and other charges of $773 in first quarter 2000, $24 in third quarter 2000, $6,232 in fourth quarter 2000, $731 in first quarter 1999 and $804 in fourth quarter 1999. Second quarter 1999 included a net restructuring and other charges benefit of $29.

3. No dividends have been declared on AT&T Wireless Group or Liberty Media Group (LMG) common stocks.

4. Amounts have been restated to reflect the June 2000 two-for-one split of LMG common stock.

5.       Stock prices obtained from the New York Stock Exchange Composite Tape.

22.  NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges.

         On January 1, 2001, AT&T adopted SFAS No. 133. We recorded a cumulative effect of an accounting change, net of applicable income taxes, of approximately $1,370 of income, or approximately $0.34 per diluted share, primarily attributable to fair value adjustments of debt instruments, including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio. In addition, in connection with the adoption of SFAS No. 133, we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." This reclassification resulted in the recognition of a charge of $1,724, or approximately $0.43 per diluted share, net of applicable taxes, which was recorded as a reduction of other income. As available-for-sale securities, changes in fair value were previously included within other comprehensive income as a component of shareowners' equity. In addition, LMG recorded a cumulative effect of an accounting change, net of applicable income taxes, of approximately $800 of income, or approximately $0.31 per share.

         The impact of the adoption of SFAS No. 133, as amended by SFAS No. 138, on AT&T's future results of operations is dependent upon the fair values of our derivatives and related financial instruments and could result in pronounced quarterly fluctuations in other income in future periods.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AT&T does not expect that the adoption of SFAS No. 140 will have a material impact on AT&T's results of operations, financial position or cash flows.

23.  SUBSEQUENT EVENTS

         On January 12, 2001, AT&T announced that Cox and Comcast had exercised their rights to sell a combined total of 60.4 million shares of Excite@Home Series A common stock to AT&T as part of an agreement announced in August 2000 to reorganize Excite@Home's governance. Cox and Comcast elected to receive shares of AT&T common stock in exchange for their Excite@Home shares. AT&T is currently in discussions to renegotiate the terms of the put options which may result in a change to the number of shares of AT&T stock that Cox and Comcast will receive, as well as the number of Excite@Home Shares, if any AT&T receives. There can be no assurance that an agreement will be reached with Cox and Comcast.

         On January 22, 2001, AT&T and NTT DoCoMo (DoCoMo) finalized an agreement whereby DoCoMo invested approximately $9.8 billion for a new class of AT&T preferred stock, termed DoCoMo Wireless tracking stock, that is economically equivalent to 406 million shares of AT&T Wireless Group tracking stock and reflects approximately 16% of the financial performance and economic value of AT&T Wireless Group. AT&T allocated $6.2 billion of the proceeds to AT&T Wireless Group. Each share of DoCoMo Wireless tracking stock is convertible at any time into AT&T Wireless Group tracking stock. Upon the conversion of the DoCoMo Wireless tracking stock, AT&T will reduce its portion of the financial performance and economic value in AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares will come from the issuance of 228 million new shares of AT&T Wireless Group tracking stock. Additionally, upon completion of the planned split-off of AT&T Wireless, the DoCoMo Wireless tracking stock and related warrants will automatically be converted into AT&T Wireless Group tracking stock and thereafter be exchanged on the same terms as all other shares of AT&T Wireless Group tracking stock in the split-off. In the event that AT&T has not split-off AT&T Wireless by specified dates beginning January 1, 2002, DoCoMo will have the right, at its election, to require AT&T to repurchase from DoCoMo the preferred shares initially issued to them at DoCoMo's original purchase price plus interest up to the date of payment. The interest under this right will be treated as preferred stock dividends, with charges recorded as a reduction of AT&T Common Stock Group earnings. In addition, DoCoMo acquired five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. As part of the agreement, DoCoMo obtained a seat on AT&T's board of directors until AT&T Wireless Group is split-off from AT&T as a separate public company, which is expected to occur later in 2001. At that time, DoCoMo will retain representation on the new public AT&T Wireless board. Receipt of the DoCoMo proceeds reduced AT&T's existing $25 billion credit facility by $1.8 billion.

         In January 2001, AT&T entered into agreements with certain network equipment vendors, which extend through 2004, to purchase next-generation wireless network equipment for a total of approximately $1.8 billion.

         On February 27, 2001, AT&T entered into an agreement with Vodafone Group plc to sell our 10% stake in Japan Telecom Co. Ltd for approximately $1.35 billion in cash. The transaction is expected to be completed in April 2001 and will result in a gain.

         On March 1, 2001, AT&T Wireless completed a private placement of $6.5 billion in notes. The notes pay interest at rates ranging from 7.35% to 8.75% per annum, with maturity dates ranging from 2006 to 2031. The notes include customary covenants and registration rights. As a result of the issuance of these notes, AT&T's existing $25 billion credit facility was reduced by $4.8 billion.

         On March 23, 2001, AT&T Wireless entered into $2.5 billion in revolving credit facilities. The facilities consist of a 364-day facility of $1.25 billion and a five-year revolving credit facility of $1.25 billion. The facilities may be used for general corporate purposes and are subject to customary covenants and events of default.

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

         The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 29, 2001: the last two paragraphs on page 4, the first two paragraphs on page 5, the last paragraph on page 5 through the first two paragraphs on page 14, and the second paragraph on page 28 through page 50. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

      (a)  Documents filed as a part of the report:

      (1) The following consolidated financial statements are included in Part II, Item 8:

                                                                         Pages
                                                                        ------
             Report of Management ....................................    113
             Report of Independent Accountants .......................    114

         Statements:
             Consolidated Statements of Income .......................    115
             Consolidated Balance Sheets .............................    116
             Consolidated Statements of Changes in  Shareowners'
               Equity ................................................    118
             Consolidated Statements of Cash Flows ...................    120
             Notes to Consolidated Financial Statements ..............    121

      (2) Financial Statement Schedule:
             Report of Independent Accountants .......................    197

         Schedule:

             II -- Valuation and Qualifying Accounts .................    198

          All other  schedules are omitted  because they are not applicable, not
          required  or   the   required   information   is   included   in   the
          consolidated financial statements or notes thereto.

          Separate financial statements of Liberty Media Group, which is a "significant subsidiary" pursuant to the provisions of Regulation S-X,
          Article 3-9, are included as Exhibit (99)b.

      (3) Exhibits:

          Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit Number:

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment of the registrant filed June 8, 1998, Certificate of Amendment of the registrant filed March 9, 1999, Certificate of Amendment of the registrant filed April 12, 2000 and Certificate of Amendment of the registrant filed June 2, 2000.

(3)b              By-Laws of the registrant, as amended January 25, 2001.

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

(10)(i)6 Securities Purchase Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2000 (Exhibit 10.1 to Form 8-K filed December 22, 2000, File No. 1-1105).

(10)(i)7 Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2000 (Exhibit 10.2 to Form 8-K filed December 22, 2000, File No. 1-1105).

(10)(i)8 Warrant Agreement by and among AT&T Wireless Services, Inc., NTT DoCoMo, Inc. and AT&T Corp., dated December 20, 2000 (Exhibit 10.3 to Form 8-K filed December 22, 2000, File No. 1-1105).

(10)(i)9 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of December 28, 2000, among AT&T Corp., the Lenders party thereto, THE CHASE MANHATTAN BANK, CREDIT SUISSE FIRST BOSTON and GOLDMAN SACHS CREDIT PARTNERS L.P., as Administrative Agents, and THE CHASE MANHATTAN BANK, as Paying Agent (Exhibit 10 to Form 8-K filed February 16, 2001, File No. 1-1105).

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

(10)(iii)(A)12    AT&T Mid-Career Hire Program revised effective January 1, 1988
                  (Exhibit  (10)(iii)(A)4 to Form SE, dated March 25, 1988, File
                  No. 1-1105) including AT&T Mid-Career Pension Plan, as amended and restated July 1, 1999 (Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).

(10)(iii)(A)13    AT&T 1997 Long Term Incentive Program as amended through March
                  14, 2000 (Exhibit  (10)(iii)(A)13  to Form 10-K for 1999, File
                  No. 1-1105).

(10)(iii)(A)14    Form of Indemnification Contract for Officers and Directors
                  (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987, File
                  No. 1-1105).

(10)(iii)(A)15    Pension Plan for AT&T Non-Employee Directors revised February
                  20, 1989 (Exhibit  10)(iii)(A)15  to Form 10-K for 1993,  File
                  No. 1-1105).

(10)(iii)(A)16    AT&T Corp. Senior Management Universal Life Insurance Program
                  effective October 1, 1999.

(10)(iii)(A)17    Form of AT&T Benefits  Protection  Trust  Agreement as amended
                  and  restated  as  of  November  1993,   including  the  first
                  amendment   thereto   dated   December   23,   1997   (Exhibit
                  (10)(iii)(A)17 to Form 10-K for 1999, File No. 1-1105).

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

(10)(iii)(A)25    AT&T Corp. Directors' Universal Life Insurance Program
                  effective June 1, 2000.

(10)(iii)(A)26    AT&T Corp. Senior Management Universal Life Insurance Program
                  for Former Executives effective October 1, 1999.

(10)(iii)(A)27    Form of Employment Agreement between AT&T Corp. and Charles H.
                  Noski dated December 8, 1999.

(10)(iii)(A)28    Form of Special Deferral Agreement between AT&T Corp. and
                  Charles H. Noski dated January 26, 2001.

(10)(iii)(A)29    Form of Special Deferral Agreement between AT&T Corp. and
                  Frank Ianna dated January 16, 2001.

(10)(iii)(A)30    Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000.

(10)(iii)(A)31    Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000.

(10)(iii)(A)32    AT&T Corp. board resolutions adopting change in control
                  provision to various plans effective October 23, 2000.

(12)              Computation of Ratio of Earnings to Fixed Charges.

(21)              List of subsidiaries of AT&T.

(23)a             Consent of PricewaterhouseCoopers, LLP

(23)b             Consent of KPMG, LLP

(24) Powers of Attorney executed by officers and directors who signed this report.

(99)a             Supplemental Information regarding AT&T Wireless Group.

(99)b             Supplemental Information regarding Liberty Media Group.


         AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

         During the fourth quarter 2000, Form 8-K dated October 23, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), Form 8-K dated November 15, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), Form 8-K dated December 1, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), Form 8-K dated December 18, 2000 was filed pursuant to
Item 5 (Other  Events),  Form 8-K dated  December 20, 2000 was filed pursuant to
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) and Form 8-K dated December 22, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


  To the Board of Directors and Shareowners of AT&T Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2001 appearing in the 2000 Annual Report to Shareholders of AT&T Corp. (which report and consolidated financial statements appear in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York

March 16, 2001

                              Schedule II--Sheet 1

                                   AT&T CORP.

                        AND ITS CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of Dollars)

------------------------------------------------------------------------------
           COL. A              COL. B      COL. C       COL. D        COL. E
------------------------------------------------------------------------------
                             Balance at  Charged to                   Balance
                             Beginning    Costs and                   at End
         Description         of Period     Expenses   Deductions(a)  of Period
------------------------------------------------------------------------------
  Year 2000

Allowances for doubtful
  accounts (b)                 $1,334      $1,393       $1,292          $1,435
Deferred tax asset valuation
  allowance (c)                $  231      $  826       $  268          $  789

  Year 1999

Allowances for doubtful
  accounts (b)                 $1,106      $1,416       $1,188          $1,334
Deferred tax asset valuation
  allowance (c)                $  278      $  124       $  171          $  231

  Year 1998

Allowances for doubtful
  accounts (b)                 $1,037      $1,389       $1,320          $1,106
Deferred tax asset valuation
  allowance (c)                $  361      $   23       $  106          $  278

------------

(a)     Amounts written off as uncollectible, net of recoveries.
(b) Includes allowances for doubtful accounts on long-term receivables of $56, $53 and $46 at December 31, 2000, 1999 and 1998, respectively (included in other assets in the Consolidated Balance Sheets).

(c) End of period balances at December 31, 2000 and 1998, include $39 and $18, respectively, which represent the current portion of the deferred tax valuation allowance. There was no current portion at December 31, 1999. The increase in the deferred tax asset valuation allowance in 2000 was primarily due to the consolidation of At Home Corporation and the merger with MediaOne Group, Inc. The increase in 1999 was primarily due to the merger with Tele-Communications, Inc. These increases are shown within the charged to costs and expenses column.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AT&T Corp.


                                  /s/  M. J. Wasser
                                  -------------------------------
                                  By:  M. J. Wasser
                                       Vice President - Law and Secretary

March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                          #
                                                       #
C. Michael Armstrong    Chairman of the Board and      #
                        Chief Executive Officer        #
                                                       #
John Zeglis             Director and Chief Executive   #
                        Officer, AT&T Wireless Group   #
                                                       #
Principal Financial Officer:                           #
                                                       #
Charles H. Noski        Senior Executive Vice President#
                        and Chief Financial Officer    #
                                                       #
Principal Accounting Officer:                          #
                                                       #
Nicholas S. Cyprus      Vice President and Controller  ##    By M. J. Wasser
                                                       #     (attorney-in-fact)*
Directors:                                             #
                                                       #     March 29, 2001
   Kenneth T. Derr                                     #
   M. Kathryn Eickhoff                                 #
   Walter Y. Elisha                                    #
   George M. C. Fisher                                 #
   Donald V. Fites                                     #
   Amos B. Hostetter, Jr.                              #
   Ralph S. Larsen                                     #
   John C. Malone                                      #
   Donald F. McHenry                                   #
   Louis A. Simpson                                    #
   Michael I. Sovern                                   #
   Sanford I. Weill                                    #
   Masaki Yoshikawa                                    #