Form 10-K405/A
period 2000-12-31
AT&T CORP
filed 2001-04-17
CIK 5907

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

         AT&T Wireless Group is an integrated business of AT&T and Liberty Media Group is a combination of certain assets and businesses of AT&T, neither of which is a stand-alone entity. As AT&T Wireless Group and Liberty Media Group are tracking stocks of AT&T, separate financial statements are not required to be filed. We have provided the financial statements as exhibits to this document to provide additional disclosures to investors to allow them to assess the financial performance of AT&T Wireless Group and Liberty Media Group. Since the tracking stocks are governed by a common board of directors, the AT&T board of directors could make operational and financial decisions or implement policies that affect disproportionately the businesses of any group. For example, our board of directors may decide to transfer funds or to reallocate assets, liabilities, revenue, expenses and cash flows among groups, without the consent of shareholders. All actions by the board of directors are subject to the board members' fiduciary duties to all shareholders of AT&T as a group and not just to holders of a particular class of tracking stock and to our charter, policy statements, by-laws and inter-company agreements.

         Our board of directors may change or supplement the policies set forth in the tracking stock policy statements and our by-laws in the sole discretion of our board of directors, subject to the provisions of any inter-group agreement but without approval of our shareholders. In addition, the fact that we have separate classes of common stock could give rise to occasions when the interests of the holders of AT&T common stock, AT&T Wireless Group common stock and Liberty Media Group tracking stock diverge, conflict or appear to diverge or conflict. Our board of directors would make any change or addition to the policies set forth in the tracking stock policy statements or our by-laws, and would respond to any actual or apparent divergence of interest among our groups, in a manner consistent with its fiduciary duties to AT&T and all of our shareholders after giving consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of our shares.

         You should consider that as a result of the flexibility provided to our board of directors, it may be difficult for investors to assess the future prospects of a tracking stock group based on that group's past performance.

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

         As a result of our evaluation of recent changes in our industry and the views of regulatory authorities, AT&T expects that the amortization period for all licensing costs, franchise costs, and goodwill associated with newly acquired wireless, telecommunications, and cable operations will not exceed 25 years.

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

         Our board of directors has the power to make determinations that may impact the financial and liquidity position of each of the tracking stock groups. This power includes the ability to set priorities for use of capital and debt capacity, to determine cash management policies and to make decisions regarding whether to make capital expenditures and as to the timing and amount of any capital expenditures. All actions by the board of directors are subject to the board members fiduciary duties to all shareholders of AT&T as a group and not just to holders of a particular class of tracking stock and to our policy statements, by-laws and inter-company agreements. As a result of this discretion of our board of directors, it may be difficult for investors to assess each group's liquidity and capital resource needs and in turn the future prospects of each group based on past performance.

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

           AT&T Wireless Group Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

      Overview

         AT&T Wireless Group is an integrated business of AT&T and is not a stand-alone entity. As AT&T Wireless Group is a tracking stock of AT&T, separate financial statements are not required to be filed. We have provided the financial statements as an exhibit to this document to provide additional disclosures to investors to allow them to assess the financial performance of AT&T Wireless Group. Since the tracking stocks are governed by a common board of directors, the AT&T board of directors could make operational and financial decisions or implement policies that affect disproportionately the businesses of any group. For example, our board of directors may decide to transfer funds or to reallocate assets, liabilities, revenue, expenses and cash flows among groups, without the consent of shareholders. All actions by the board of directors are subject to the board members' fiduciary duties to all shareholders of AT&T as a group and not just to holders of a particular class of tracking stock and to our charter, policy statements, by-laws and inter-company agreements.

         Our board of directors may change or supplement the policies set forth in the tracking stock policy statements and our by-laws in the sole discretion of our board of directors, subject to the provisions of any inter-group agreement but without approval of our shareholders. In addition, the fact that we have separate classes of common stock could give rise to occasions when the interests of the holders of AT&T common stock, AT&T Wireless Group common stock and Liberty Media Group tracking stock diverge, conflict or appear to diverge or conflict. Our board of directors would make any change or addition to the policies set forth in the tracking stock policy statements or our by-laws, and would respond to any actual or apparent divergence of interest among our groups, in a manner consistent with its fiduciary duties to AT&T and all of our shareholders after giving consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of our shares.

         You should consider that as a result of the flexibility provided to our board of directors, it may be difficult for investors to assess the future prospects of a tracking stock group based on that group's past performance.



          On April 27, 2000, AT&T completed an offering of 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock at an offering price of $29.50 per share. AT&T Wireless Group tracking stock is a class of AT&T common stock, which is intended to provide holders with financial returns based on the financial performance and economic value of AT&T's wireless services' businesses. AT&T Wireless Group tracking stock issued in the offering reflected only a portion of the authorized shares. The remaining 84.4% has been reserved for the benefit of AT&T Common Stock Group (which consists of the operations of AT&T other than those attributed to AT&T tracking stocks) and is intended to be reflected in AT&T common stock.

          AT&T Wireless Group includes the results of its mobility and fixed wireless businesses, as well as its international operations, which primarily include the earnings or losses associated with equity interests in international wireless communications ventures and partnerships.

          The combined financial statements of AT&T Wireless Group primarily include the legal entity results of AT&T Wireless Services, Inc and its subsidiaries (AWS), AT&T Wireless Group, LLC (AWG), AT&T Wireless PCS, LLC and it subsidiaries (AWPCS), and Winston, Inc. and its subsidiaries (Winston), all of which are direct subsidiaries of AT&T Corp., as of December 31, 2000. In February 2001, the legal entities of Winston and AWPCS as well as certain assets of AWG were transferred to AWS. The remaining assets and liabilities of AWG will be transferred prior to the split-off.

          On October 25, 2000, AT&T announced its decision to present an exchange offer to AT&T common shareowners to allow them to exchange any portion of shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. On December 22, 2000, AT&T filed a registration statement for the exchange offer with the Securities and Exchange Commission, which was amended on February 23, 2001. AT&T anticipates that the exchange offer will be completed during the second quarter of 2001. AT&T Wireless Group will continue to be a part of AT&T following the completion of the exchange offer.

          Also on October 25, 2000, AT&T announced its restructuring plan. In connection with their restructuring plan, following the completion of the exchange offer and subject to certain conditions, AT&T intends to split-off AT&T Wireless Group from AT&T. These conditions include the receipt of a favorable ruling on the split-off from the Internal Revenue Service (IRS) and satisfaction of conditions contained in AT&T's new $25 billion credit agreement, including the repayment of AT&T Wireless Group's intercompany obligations to AT&T. The split-off, which is anticipated to be completed in mid-2001, would include several steps. These steps include transferring substantially all of the assets and liabilities of AT&T Wireless Group to AT&T Wireless Services, Inc., mandatorily exchanging all issued and outstanding shares of AT&T Wireless Group tracking stock, including those issued in the exchange offer, for shares of AT&T Wireless Services common stock, and distributing a majority of the shares of AT&T Wireless Services common stock held by AT&T Common Stock Group, to holders of AT&T common stock on a pro rata basis. On February 14, 2001, AT&T announced its intention to retain up to $3 billion of shares of AT&T Wireless Services for its own account for sale or exchange within six months of the split-off, subject to receipt of a satisfactory IRS ruling.

          In January 2001, NTT DoCoMo, a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, is intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Group, through AT&T Wireless Group, LLC, was allocated $6.2 billion of the proceeds from DoCoMo's $9.8 billion investment in AT&T. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T's retained portion of AT&T Wireless Group's value. Following the split-off, this investment will be converted into approximately 16% of AT&T Wireless Services' common shares. DoCoMo also received warrants at an exercise price of $35 per AT&T Wireless Group tracking share equivalent that would represent an approximate additional 1.6% of AT&T Wireless Services' common shares after the split-off. As part of this investment, AT&T Wireless Group, through AT&T Wireless Services, Inc., has entered into a strategic alliance with DoCoMo to develop mobile multimedia services on a global-standard, high-speed wireless network. DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T does not complete the split-off by specified dates beginning January 1, 2002 or if AT&T Wireless Group fails to meet specified technological milestones.

      Acquisitions

          On December 29, 2000, AT&T Wireless Group, through AWS and AWPCS, completed the acquisition of a wireless system in Houston, which covers a population base of approximately five million potential customers and served approximately 180 thousand subscribers as of the acquisition date. Also on December 29, 2000, AT&T Wireless Group's equity interest in AB Cellular, an entity which owned cellular properties in Los Angeles, Houston and Galveston, Texas, was redeemed. In consideration for their equity interest, AT&T Wireless Group, through AWS, received 100% of the net assets of the Los Angeles property. The Los Angeles property covers a population base of approximately 15 million potential customers and had approximately 1.3 million subscribers as of December 31, 2000. On November 14, 2000, AT&T Wireless Group, through AWPCS, completed a transaction with their affiliate Telecorp PCS which resulted in AT&T Wireless Group acquiring wireless systems in several New England markets. On October 2, 2000, AT&T Wireless Group, through AWPCS, completed the acquisition of a wireless system in Indianapolis. Combined, the New England and Indianapolis markets cover a population base of approximately 4 million potential customers, and served approximately 145 thousand subscribers as of their acquisition dates.

          On September 29, 2000, AT&T Wireless Group, through AWS, completed the acquisition of a wireless system in San Diego, which covers a population base of 3 million potential customers. Also, during the third quarter, AT&T Wireless Group, through AWS, completed its acquisition of a wireless system on the Big Island of Hawaii. Combined, these two markets served more than 180 thousand subscribers as of their acquisition dates.

          In June 2000, AT&T Wireless Group, through AWS, closed the acquisition of the remaining 50% partnership interest it previously did not own in CMT Partners (Bay Area Properties). The Bay Area Properties cover a population base exceeding 7 million potential customers and, as of the acquisition date, served nearly 1 million subscribers. Also in June, AT&T Wireless Group, through AWS, completed its acquisition of Wireless One Network, L.P (Wireless One). Wireless One owns and operates wireless systems in Northwest and Southwest Florida covering a population base of 1.6 million potential customers and had approximately 190 thousand subscribers as of the acquisition date.

          In February 2000, AWS and Dobson Communications Corporation, through a joint venture, acquired American Cellular Corporation. AT&T contributed cash equal to AWS' interest in the joint venture to AT&T Wireless Group as of the date of the acquisition. This acquisition increased AT&T Wireless Group's coverage in New York State and several mid-west markets by adding approximately 450 thousand subscribers as of the acquisition date.

      Forward-Looking Statements

          Except for the historical statements and discussions contained herein, statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements concerning future business prospects, revenue, operating performance, working capital, liquidity, capital needs, and general industry growth rates and AT&T Wireless Group's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including AT&T Wireless Group's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T Wireless Group's control, that could cause actual results to differ materially from such statements. AT&T and AT&T Wireless Group disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

               AT&T Wireless Group Combined Results of Operations
                      For the Year Ended December 31, 2000
                 Compared With the Year Ended December 31, 1999

      Revenue

          Total revenue includes wireless voice and data services, the sale of handsets and accessories, and revenue associated with the aviation communications and fixed wireless operations. AT&T Wireless Group records revenue as services are provided or when the product is sold. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to subscribers for usage outside of AT&T Wireless Group's network as well as charges billed to other wireless providers for roaming on AT&T Wireless Group's network. The revenue and related expenses associated with the sales of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

          Total revenue increased 37.0% to $10,448 million for the year ended December 31, 2000, compared with the prior year. Total revenue increased 29.6% for the year ended December 31, 2000, compared with 1999, adjusted to exclude the Bay Area Properties for the six months ended December 31, 2000, and to exclude Vanguard Cellular for the period January 2000 to April 2000, to correlate results with 1999, due to the May 1999 acquisition. The revenue increase for the year ended December 31, 2000, was primarily due to growth in our mobility business revenue, including both growth in services and equipment revenue.

          Services revenue for the year ended December 31, 2000, was $9,376 million, an increase of $2,553 million, or 37.4%, compared with 1999. The services revenue growth was driven by strong consolidated subscriber growth. Additionally, an increase in average monthly revenue per user
      (ARPU) for the year ended December 31, 2000, compared with the prior year, contributed to the revenue growth. AT&T Digital One Rate service, including additional calling plans introduced in August 2000 as well as the AT&T Regional and Digital advantage plans announced during the second quarter of 2000, continue to contribute to growth in subscribers as well as an increase in ARPU.

          As of December 31, 2000, AT&T Wireless Group had nearly 15.2 million consolidated subscribers, an increase of 58.5%, compared with the prior year, of which 90.1% were digital subscribers, up from 79.2% as of December 31, 1999. Consolidated subscribers at December 31, 2000, included approximately 3.0 million subscribers associated with acquisitions that closed during 2000. Net consolidated wireless subscriber additions in the year ended December 31, 2000, totaled nearly 2.6 million, a 67.5% increase over the prior year, including 865 thousand during the fourth quarter. AT&T Wireless Group's average monthly churn rate for the year ended December 31, 2000, was 2.9% compared with 2.6% for the year ended December 31, 1999. AT&T Wireless Group's average monthly churn increased during 2000 as a result of competitive pressures, as well as AT&T Wireless Group's efforts to expand the customers they serve to a broader base of consumer segments. Total subscribers, including partnership markets in which AT&T Wireless Group does not own a controlling interest, were over
      15.7 million at the end of 2000, a 28.9% increase over the prior year. Due to the redemption of AT&T Wireless Group's interest in AB Cellular during the fourth quarter of 2000, the Houston market subscribers of AB Cellular are no longer included in AT&T Wireless Group's total subscribers. Ending total subscribers included approximately 450 thousand subscribers associated with AT&T Wireless Group's acquisition of American Cellular in February 2000.

          AT&T Wireless Group's ARPU for the year ended December 31, 2000, was $68.2, an increase of $2.4, or 3.6%, compared with 1999. The increase was primarily due to increased minutes of use per subscriber, driven in part by the continued success of AT&T Digital One Rate service and other rate plans introduced in 2000. AT&T Wireless Group's ARPU trended downward during the second half of 2000 as a result of market segmentation efforts. Despite this, AT&T Wireless Group's ARPU remained higher than the wireless industry average during the year ended December 31, 2000, excluding AT&T
      Wireless  Group.  As a result of our  market  segmentation  efforts,  AT&T
      Wireless Group anticipates that ARPU will decline in 2001 relative to 2000.

          Equipment revenue for the year ended December 31, 2000, was $1,072 million, an increase of $268 million, or 33.2%, compared with 1999. This increase was primarily due to a 53.6% increase in gross consolidated subscriber additions during the year ended December 31, 2000, compared with 1999. As an integral part of the wireless service offering, AT&T Wireless Group supplies to its subscribers a selection of handsets at competitive prices, which are generally offered at or below cost.

      Costs of services

          Costs of services include the costs to place calls over the network (including the costs to operate and maintain AT&T Wireless Group's network as well as roaming costs paid to other wireless providers) and the charges paid to connect calls on other networks, including those of AT&T.

          Costs of services for the year ended December 31, 2000, were $3,169 million, an increase of $589 million, or 22.9%, compared with 1999. This increase was due primarily to growth in the mobility subscriber base and their increased minutes of use which resulted in an increase in the access and other connection charges paid to connect calls on other networks, including AT&T, as well as the costs to maintain AT&T Wireless Group's network. The costs of services associated with AT&T Wireless Group's fixed wireless business increased during 2000 as a result of the commercial launch of service in several markets. Additionally, during the fourth quarter, AT&T Wireless Group's costs of services included asset write-offs associated with changes in AT&T Wireless Group's strategy for markets that overlap with AT&T's broadband markets

      Costs of equipment sales

          Costs of equipment sales include the costs of the handsets and accessories provided to AT&T Wireless Group customers. Costs of equipment sales for the year ended December 31, 2000 were $2,041 million. This was an increase of $775 million, or 61.2%, compared with 1999. This increase was due primarily to higher gross subscriber additions in 2000 compared with the prior year.

      Selling, general and administrative

          Selling, general and administrative expenses for the year ended December 31, 2000, were $3,590 million, compared with $2,663 million for the year ended December 31, 1999, representing an increase of 34.8%. This increase was largely attributable to higher marketing and selling costs, primarily advertising and commissions, associated with the increase in gross consolidated subscriber additions for the year ended December 31, 2000, compared to 1999. Cost per gross subscriber addition (CPGA), which includes the costs of handset subsidies recorded in costs of equipment sales, was $367 for both the year ended December 31, 2000, and 1999. In addition, growth in the wireless customer base resulted in an increase in information technology and customer care related expenses.

      Depreciation and amortization

          Depreciation and amortization expenses for the year ended December 31, 2000, were $1,686 million, an increase of $433 million, or 34.5%, compared with 1999. This increase primarily resulted from growth in AT&T Wireless Group's depreciable asset base resulting from capital expenditures to increase the capacity of the network and improve call quality. Total capital expenditures were $4,287 million and $2,476 million for the years ended December 31, 2000 and 1999, respectively. Additionally, amortization expense, which includes amortization of licensing costs, goodwill, and other intangibles, increased for the year ended December 31, 2000, as a result of the 1999 acquisitions of Vanguard Cellular and Honolulu Cellular, as well as the 2000 acquisitions, primarily the Bay Area Properties and Wireless One which closed during June 2000.

      Asset impairment and restructuring charges

          During the fourth quarter of 1999, AT&T Wireless Group recorded a $531 million asset impairment charge primarily associated with the planned disposal of wireless communications equipment resulting from a program to increase capacity and operating efficiency of the wireless network.

      Other income

          Other income primarily includes gains or losses on sales or exchanges of assets, intercompany interest income on the note receivable from AT&T, and minority interests in consolidated subsidiaries. Other income for the year ended December 31, 2000, was $534 million, compared with $122 million for the year ended December 31, 1999. The increase for the year ended December 31, 2000, was due primarily to the pretax gain of $379 million on the transactions associated with AT&T Wireless Group's affiliate investment in Telecorp PCS, interest income on the note receivable from AT&T, partially offset by a pretax loss of $184 million associated with the acquisition of the Los Angeles cellular property resulting from AB Cellular's redemption of AT&T Wireless Group's equity interest in AB Cellular, as well as pretax gains recorded in 1999.

      Interest expense

          Interest expense consists primarily of interest on intercompany debt due to AT&T less interest expense capitalized. Interest expense for the year ended December 31, 2000, was $85 million, a decrease of $51 million, or 37.4%, compared with 1999. The decrease was due to higher levels of capitalized interest as a result of increased capital expenditures, as well as lower levels of average outstanding debt due to AT&T. The decrease in the average outstanding debt due to AT&T was attributable to the recapitalization of $2.0 billion of long term debt due to AT&T into 9% cumulative preferred stock held by AT&T subsequent to the offering of AT&T Wireless Group tracking stock. These decreases were partially offset by a higher rate of interest charged on the intercompany debt in 2000 versus the prior year.

      Provision (benefit) for income taxes

          The provision for income taxes for the year ended December 31, 2000, was $141 million, compared with a benefit of $294 million for the year ended December 31, 1999. The effective income tax rate for the year ended December 31, 2000 was 34.1%, compared with 43.2%, for the year ended December 31, 1999. The effective rate for 2000 was impacted by increased goodwill and other purchased intangibles amortization expense associated with the 1999 and 2000 acquisitions as well as the sale of a foreign equity investment during 2000. The effective income tax rate for 1999 was impacted by the benefit from a change in the valuation allowance and other estimates, offset by amortization of goodwill and other purchased intangibles.

      Net equity earnings (losses) from investments

          Net equity earnings (losses) from investments, net of tax, was $388 million of earnings for the year ended December 31, 2000, compared with $19 million of losses for 1999. The increase was primarily due to a $372 million after-tax gain included in equity earnings for AT&T Wireless Group's portion of the gain recognized by AB Cellular on the redemption of AT&T Wireless Group's equity interest in AB Cellular.

      Dividend requirements on preferred stock held by AT&T

          At December 31, 2000 and 1999, AT&T Wireless Group had outstanding, $3.0 billion and $1.0 billion, respectively, of preferred stock held by AT&T that pays dividends at 9% per annum. Long-term debt due to AT&T of $2.0 billion was recapitalized into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T following the offering. Dividend requirements on this preferred stock for the year ended December 31, 2000, were $130 million and for the year ended December 31, 1999, were $56 million, net of amounts recorded in accordance with the tax sharing agreement.

                      For the Year Ended December 31, 1999
                 Compared with the Year Ended December 31, 1998

      Revenue

          Total revenue for the year ended December 31, 1999, was $7,627 million, an increase of $2,221 million, or 41.1%, compared with 1998. AT&T Wireless Group's 1999 results included Vanguard Cellular since its acquisition on May 3,1999, and 1998 results included its messaging business until its sale on October 2, 1998. Adjusted to exclude both
      Vanguard Cellular and its messaging business, total revenue for AT&T Wireless Group increased by 39.0% compared with 1998.

          The revenue increase was driven primarily by consolidated subscriber growth and rising ARPU. As of December 31, 1999, ending consolidated subscribers increased 33.4% compared with 1998. AT&T Digital One Rate service significantly contributed to the increase in ARPU and subscribers by acquiring and retaining high value customers, who have a significantly higher ARPU than an average subscriber.

          Services revenue for the year ended December 31, 1999, was $6,823 million, an increase of $2,044 million, or 42.8%, compared with 1998.

          As of December 31, 1999, AT&T Wireless Group had 9.6 million consolidated subscribers, an increase of 33.4% compared with the prior year, of which 79.2% were digital subscribers, up from 60.7% as of December 31, 1998. Included in these figures were approximately 700 thousand subscribers from our acquisition of Vanguard Cellular in May 1999, approximately 125 thousand subscribers from our acquisition of Honolulu Cellular in August 1999 and approximately 45 thousand subscribers from our acquisition of Bakersfield Cellular in April 1999. Including AT&T Wireless Group's partnership markets, approximately 9.4 million of the
      12.2 million total subscribers were digital subscribers as of December 31,1999.

          AT&T Wireless Group's ARPU for the year ended December 31, 1999 was $65.8, an increase of $8.2, or 14.2%, compared with 1998. The increase was primarily due to increased minutes of use per subscriber, driven in part by the success of AT&T Digital One Rate service. AT&T Wireless Group's
      ARPU remained significantly higher than the wireless industry average during 1999, excluding AT&T Wireless Group.

          Equipment revenue for the year ended December 31, 1999 was $804 million, an increase of $177 million, or 28.2%, compared with 1998. The increase was primarily due to a 25.1% increase in gross consolidated subscriber additions in 1999 compared with 1998. As an integral part of the wireless service offering, AT&T Wireless Group supplies to its new subscribers a selection of handsets at competitive prices, which are generally offered at or below cost.

      Costs of services

          Costs of services for the year ended December 31, 1999 were $2,580 million. This was an increase of $1,152 million, or 80.7%, compared with 1998. The increase was due primarily to roaming expenses associated with the success of AT&T Digital One Rate service as off-network roaming minutes of use increased by 194.7% for the year ended December 31, 1999, compared with 1998.

          Although roaming expenses continued to impact results for the year ended December 31, 1999, the rate of roaming expense growth declined significantly during the latter half of 1999, as AT&T Wireless Group introduced initiatives to aggressively migrate more minutes onto AT&T Wireless Group's network as well as reduced intercarrier roaming rates. AT&T Wireless Group continued to seek to decrease roaming expenses through capital spending for network expansion, acquisitions and affiliate launches. Roaming rates also declined significantly as a result of renegotiated roaming agreements and the deployment of IRDB technology, which assists in identifying favorable roaming partners in areas not included in AT&T Wireless Group's network. All of these efforts resulted in a reduction of approximately 18% in the average roaming rate per minute paid to other carriers for the year ended December 31, 1999, compared with 1998.

      Costs of equipment sales

          Costs of equipment sales for the year ended December 31, 1999 were $1,266 million. This was an increase of $266 million, or 26.6%, compared with 1998. This increase was primarily the result of increased gross subscriber additions in 1999 compared with 1998. Gross subscriber additions increased 25.1% for the year ended 1999 compared with the prior year.

      Selling, general and administrative

          SG&A expenses for the year ended December 31, 1999 were $2,663 million compared with $2,122 million for the year ended December 31,1998. This increase was due to higher marketing and selling costs associated with the increase in consolidated gross subscriber additions in 1999 compared with 1998, as well as the growth in customer care expenses associated with the larger consolidated subscriber base.

      Depreciation and amortization

          Depreciation and amortization expenses for the year ended December 31, 1999 were $1,253 million, an increase of $174 million, or 16.1%. This increase primarily resulted from a larger asset base and additional amortization of goodwill and other purchased intangibles associated with the acquisition of Vanguard Cellular. Capital expenditures for the year ended December 31, 1999 and 1998, were $2,476 million and $1,136 million, respectively.

      Asset impairment and restructuring charges

          During the fourth quarter of 1999, AT&T Wireless Group recorded a $531 million asset impairment charge primarily associated with the planned disposal of wireless communications equipment resulting from a program to increase capacity and operating efficiency of the wireless network. Asset impairment and restructuring charges for the year ended December 31, 1998 were $120 million, which represented the write-down of unrecoverable assets associated with non-strategic businesses.

      Other income

          Other income for the year ended December 31, 1999 was $122 million. Other income for the year ended December 31, 1998 was $650 million. The decrease was due primarily to the pretax gains on sales in 1998 of LIN Television Corporation of $342 million, SmarTone Telecommunications Holdings Limited of $128 million and PriceCellular of $67 million.

      Interest expense

          Interest expense consists primarily of interest on intercompany debt due to AT&T. Interest was charged at 7.25% per annum for the year ended December 31, 1999 and 7.75% per annum for the year ended December 31, 1998. Interest expense for the year ended December 31, 1999 was $136 million, an increase of $16 million, or 13.3%, compared with 1998. The increase was due to a higher level of average debt outstanding, partially offset by the impact of the lower rate charged by AT&T in 1999.

      Provision (benefit) for income taxes

          The benefit for income taxes for the year ended December 31, 1999 was $294 million, compared with a tax provision of $59 million for the year ended December 31, 1998. The benefit for income taxes in 1999 was primarily due to the pre-tax loss for the period coupled with changes in the valuation allowance and other estimates. The effective income tax rates for the years ended December 31, 1999 and 1998, were 43.2% and 31.6%, respectively. The effective income tax rate for 1998 was impacted by the effect of state taxes, net of federal benefit, and the amortization of intangibles, partially offset by the effects of changes in the valuation allowance and other estimates.

      Net equity earnings (losses) from investments

          Net equity earnings (losses) from investments, net of tax, was a loss of $19 million for the year ended December 31, 1999, compared with earnings of $36 million for 1998. The decrease was primarily a result of increased losses associated with affiliate investments. Additionally, equity losses increased in 1999 compared with 1998 due to losses associated with financial commitments related to certain investments.

      Dividend requirements on preferred stock held by AT&T

          AT&T Wireless Group had $1.0 billion of preferred stock held by AT&T, as of December 31, 1999 and 1998, that paid dividends at 9% per annum. Dividend requirements on this preferred stock for each of the years ended December 31, 1999 and 1998 were $56 million, net of amounts recorded in accordance with the tax sharing agreement.

               AT&T WIRELESS GROUP LIQUIDITY AND CAPITAL RESOURCES

          The continued expansion of AT&T Wireless Group's network and footprint, including spectrum auctions, and service offerings, and the marketing and distribution of its products and services, will continue to require substantial capital. AT&T Wireless Group has funded its operations by offering proceeds attributed from AT&T, intercompany borrowings from AT&T and internally generated funds, as well as capital contributions from AT&T prior to the offering. Capital contributions from AT&T prior to the offering included acquisitions made by AT&T that have been attributed to AT&T Wireless Group. Noncash capital contributions from AT&T to AT&T Wireless Group related to acquisitions and initial investments funded by AT&T totaled $539 million, $2,553 million, and $982 million for the years ended December 31, 2000, 1999, and 1998, respectively.

          The April 2000 offering of AT&T Wireless Group tracking stock resulted in net proceeds to AT&T after deducting underwriter's discount and related fees and expenses of $10.3 billion. AT&T attributed $7.0 billion of the net proceeds to AT&T Wireless Group in the form of an intercompany note receivable, which was repaid by December 31, 2000, and was used primarily to fund acquisitions and capital expenditures.

          On May 1, 2000, following the offering, AT&T Wireless Group recapitalized $2.0 billion of outstanding intercompany indebtedness to AT&T into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T. In conjunction with the recapitalization, AT&T Wireless Group's long-term debt due to AT&T was recapitalized to be 10 year term debt that bears interest at a fixed rate of 8.1% per annum.

          Currently, financing activities for AT&T Wireless Group are managed by AT&T on a centralized basis and are subject to the review of AT&T Wireless Group's capital stock committee. AT&T Wireless Group capital stock committee is selected by AT&T's board of directors to oversee the interaction between businesses of AT&T Common Stock Group and AT&T
      Wireless Group in accordance with the AT&T Wireless Group Policy Statement. Under the AT&T Wireless Group Policy Statement, all material transactions between AT&T Common Stock Group and AT&T Wireless Group are determined and governed by a process of fair dealing. Sources for AT&T Wireless Group's future financing requirements may include the borrowing of funds, including additional short-term floating rate debt from AT&T and/or third-party debt. Loans from AT&T to any member of AT&T Wireless Group have been made at interest rates and on other terms and conditions intended to be substantially equivalent to the interest rates and other terms and conditions that AT&T Wireless Group would be able to obtain from third parties, including the public markets, as a non-affiliate of AT&T without the benefit of any guaranty by AT&T. This policy contemplates that these loans will be made on the basis set forth above regardless of the interest rates and other terms and conditions on which AT&T may have acquired the funds. If, however, AT&T incurs any fees or charges in order to keep available funds for use by AT&T Wireless Group, those fees or charges will be allocated to AT&T Wireless Group.

          Our board of directors has the power to make determinations that may impact the financial and liquidity position of each of the tracking stock groups. This power includes the ability to set priorities for use of capital and debt capacity, to determine cash management policies and to make decisions regarding whether to make capital expenditures and as to the timing and amount of any capital expenditures. All actions by the board of directors are subject to the board members fiduciary duties to all shareholders of AT&T as a group and not just to holders of a particular class of tracking stock and to our policy statements, by-laws and inter-company agreements. As a result of this discretion of our board of directors, it may be difficult for investors to assess each group's liquidity and capital resource needs and in turn the future prospects of each group based on past performance.


          In association with the intended split-off of AT&T Wireless Group from AT&T announced on October 25, 2000, AT&T and AT&T Wireless Services, Inc. anticipate that they will enter into a separation and distribution agreement that will govern the terms of the split-off. As part of this agreement, AT&T Wireless Services will agree, upon completion of the split-off, to repay the full amount of the principal and accrued but unpaid interest or face value and accrued but unpaid dividends, of all outstanding indebtedness owned by AT&T Wireless Group to AT&T, and all preferred stock in AT&T Wireless Group held by AT&T.

          On January 22, 2001, AT&T closed their transaction with NTT DoCoMo. AT&T attributed $6.2 billion of the approximate $9.8 billion of proceeds received from DoComo to AT&T Wireless Group in the form of an intercompany note receivable. AT&T Wireless Group intends to utilize the proceeds to continue executing their strategy to expand their capacity, enlarge their footprint, create an advanced mobile internet and invest in other strategic growth initiatives, as well as to satisfy intercompany obligations.

          On March 23, 2001, AT&T Wireless Group, through AWS, entered into Competitive Advance and Revolving Credit Facilities (the "Facilities") in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The facilities are subject to a facility fee and utilization fee and bear interest at variable rates based upon, in various cases, LIBOR, the prime rate or the rates on overnight Federal funds transactions. The Facilities may be used for general corporate purposes and are subject to customary covenants, representations and warranties and events of default. In addition, the Facilities contain financial covenants providing for a maximum total debt to total Consolidated Operational EBITDA ratio (as defined in the facilities agreement) not to exceed 4:0 to 1:0 for AT&T Wireless Group and a minimum interest coverage ratio of 3.5:1.0. From the date of the closing of the Facilities until the date of the split-off of AT&T Wireless Group, AWS will be prohibited from declaring and/or paying dividends. The Facility also specifies limitations on AT&T's and AT&T Wireless Group's ability to consummate the split-off including a provision that it will constitute an event of default if the split-off is consummated without obtaining a favorable tax ruling from the IRS or an unqualified tax opinion that the split-off will qualify as a tax-free transaction. In addition, the existence of an obligation by AT&T Wireless Group to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default.

          On March 1, 2001, AT&T Wireless Group, through AWS, completed a private placement of $6.5 billion in Senior Notes with maturity dates from 2006 to 2031. The notes pay interest at rates ranging from 7.350% to 8.750% per annum, and include customary covenants. The notes include registration rights, such that AWS is required to exchange the notes for a new issue of notes registered under the Securities Act of 1933 and are to be declared effect no later than 240 days after the issue date.

          AT&T performs cash management functions on behalf of AT&T Wireless Group. Substantially all of AT&T Wireless Group's cash balances are swept to AT&T on a daily basis, where they are managed and invested by AT&T. Prior to the offering of AT&T Wireless Group tracking stock, transfers of cash to and from AT&T were reflected as a component of combined attributed net assets, with no interest income or expense reflected. Subsequent to the offering, transfers are reflected as changes in the note receivable from AT&T. Cash balances maintained and reported by AT&T Wireless Group primarily represent cash balances for which no right of offset exists with AT&T.

          Net cash provided by operating activities for the year ended December 31, 2000, was $1,635 million, compared with $867 million for the year ended December 31, 1999. The increase in cash provided by operating activities was primarily due to an increase in operating income excluding depreciation and amortization, and the asset impairment and restructuring charge in 1999, resulting from revenue growth and expense leveraging, and an increase in operating and payroll related accruals, partially offset by increases in inventories and accounts receivable.

          Net cash used in investing activities for the year ended December 31, 2000, was $10,525 million, compared with $2,123 million for the year ended December 31, 1999. The investing activities included on AT&T Wireless Group's statements of cash flows include cash expenditures or receipts of cash for investing transactions directly attributable to the wireless group operations, and those legal entities that comprise the financial statements of AT&T Wireless Group. These amounts are representative of what AT&T Wireless Group would report on a stand-alone basis. The increase was due primarily to the acquisitions of wireless systems in Houston, Indianapolis and San Diego, the Bay Area Properties, and Wireless One. Equity investment purchases increased primarily due to the acquisition of equity interests in international ventures, acquired from AT&T in association with their acquisition of MediaOne. In addition, capital expenditures increased as a result of efforts to increase network capacity in existing markets as well as to expand the national footprint.

          Net cash provided by financing activities for the year December 31, 2000, was $8,947 million, compared with $1,234 million for the year ended December 31, 1999. The increase was primarily due to proceeds attributed from the offering of AT&T Wireless Group tracking stock, short-term debt borrowed from AT&T as well as increased transfers from AT&T prior to the offering, to fund acquisitions and higher capital expenditures.

          Net cash provided by operating activities for the year ended December 31, 1999 was $867 million compared with $414 million of cash provided by operating activities in 1998 primarily due to increased operating income excluding depreciation and amortization, and the asset impairment and restructuring charges and larger increases in operating accruals and accounts payable. These increases were offset by a higher increase in accounts receivable driven by strong revenue growth. Net cash used in investing activities for the year ended December 31,1999 was $2,123 million, compared with $238 million of cash provided by investing activities in 1998. The difference was due primarily to higher capital expenditures to upgrade and increase capacity in existing markets as well as to expand the national footprint, and lower cash proceeds associated with the sales of equity investments. Net cash provided by financing activities for the year ended December 31, 1999 was $1,234 million compared with $631 million of cash used in financing activities in 1998 due to increased transfers and debt financing from AT&T to fund the higher capital expenditures during 1999.

          EBITDA, defined as earnings before interest and taxes, excluding other income, plus depreciation and amortization, is the primary measure used by the chief operating decision-makers to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to generally accepted accounting principles, measures of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

          EBITDA for the year ended December 31, 2000, was $1,648 million, compared with $587 million for the year ended December 31, 1999. On an operational basis, adjusted to exclude the 1999 asset impairment and restructuring charge of $531 million, EBITDA increased $530 million or 47.3%. The increase was primarily the result of revenue growth and lower off-network roaming expenses. These increases were partially offset by increased customer acquisition costs associated with the increase in gross subscriber additions, increased network costs attributable to the growth in subscribers and their minutes of use, and increased information technology and customer care related costs to support growth in the subscriber base.

          For our mobility business, EBITDA for the year ended December 31, 2000, was $1,884 million, compared with $670 million for the year ended December 31, 1999. Excluding the 1999 asset impairment and restructuring charge, mobility EBITDA increased $686 million or 57.2%.

          For our fixed wireless business, EBITDA for the year ended December 31, 2000, was a deficit of $228 million, compared with a deficit of $75 million the year ended December 31, 1999. Excluding the 1999 asset impairment and restructuring charge, fixed wireless EBITDA decreased $156 million or 213.4%.

          EBITDA margins were 15.8% for the year ended December 31, 2000, compared with 14.7% for the year and December 31, 1999, excluding the 1999 asset impairment and restructuring charge. The improvement in EBITDA margins for the year ended December 31, 2000, compared to the year ended December 31, 1999, was primarily driven by revenue growth and expense leveraging, primarily off-network roaming expenses, partially offset by increased customer acquisition and customer care costs associated with growth in the subscriber base.

          EBITDA margins for our mobility business were 18.0% for the year ended December 31, 2000, compared with 15.7% for the year ended December 31, 1999, excluding the 1999 asset impairment and restructuring charge.

          EBITDA for the year ended December 31, 1999 was $587 million compared with $736 million for the year ended December 31, 1998. Excluding pretax asset impairment and restructuring charges of $531 million in 1999 and $120 million in 1998, EBITDA was $1,118 million for 1999, which represented an increase of $262 million, or 30.6%, compared with 1998. This increase was attributable to increases in total revenue and an improving margin as SG&A expenses declined as a percentage of revenue.

          For our mobility business, EBITDA for the year ended December 31, 1999, was $670 million, compared with $794 million for the year ended December 31, 1998. Excluding pretax asset impairment and restructuring charges of $528 million in 1999 and $120 million in 1998, EBITDA was $1,198 million for 1999 compared with $914 million for 1998.

          Excluding the aforementioned pretax asset impairment and restructuring charges in 1999 and 1998, EBITDA margins were 14.7% for the year ended December 31, 1999, compared with 15.8% in 1998. The decline in EBITDA margins in 1999 compared with 1998 was driven primarily by increased roaming expenses, as well as increased sales and marketing expenses associated with a 25.1% increase in gross consolidated subscriber additions in 1999 compared with 1998.

          Excluding the aforementioned pretax asset impairment and restructuring charges in 1999 and 1998, EBITDA margins for our mobility business were 15.7% for the year ended December 31, 1999, compared with 16.9% for the year ended December 31, 1998.

                     AT&T WIRELESS GROUP FINANCIAL CONDITION

          Total assets were $35,302 million as of December 31, 2000, an increase of $11,790 million, or 50.1%, compared with December 31, 1999. The increase was due primarily to increases in licensing costs, goodwill, and property, plant and equipment associated with the acquisitions closed in 2000, including the acquisitions of Wireless One, L.P. and wireless systems in the San Francisco Bay Area, San Diego, Indianapolis, Houston and Los Angeles. In addition, the increase in property, plant and equipment was a result of significant capital expenditures for the year ended December 31, 2000. These increases were partially offset by a decrease in investments as AT&T Wireless Group previously held equity interests in portions of the Bay Area Properties, and the Los Angeles market, through their interest in AB Cellular. These markets were consolidated as of December 31, 2000.

          Total liabilities were $10,384 million as of December 31, 2000, a increase of $889 million, or 9.4%, compared with December 31, 1999. The increase was primarily due to increases in deferred income taxes as a result of gains recorded during the fourth quarter, as well as increased marketing, business tax and other operating accruals. These increases were partially offset by a net decrease in intercompany indebtedness to AT&T.

          Combined attributed net assets was $24,887 million as of December 31, 2000, an increase of $10,880 million, or 77.7%, compared with December 31, 1999. The increase was primarily due to the attribution of offering proceeds to AT&T Wireless Group, net transfers from AT&T prior to the offering to fund capital expansion and acquisitions, as well as the additional $2.0 billion of preferred stock issued to AT&T.

              AT&T WIRELESS GROUP RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AT&T Wireless Group does not expect that the adoption of SFAS No. 140 will have a material impact on its results of operations, financial position or cash flows.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For AT&T Wireless Group, this means that the standard must be adopted no later than January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. The adoption of SFAS No. 133 in January 2001, did not have a material impact to the AT&T Wireless Group's results of operations, financial position or cash flows. In addition, based on the types of contracts we currently have, AT&T Wireless Group does not anticipate that this standard will have a material impact on future results of AT&T Wireless Group.

                      AT&T WIRELESS GROUP SUBSEQUENT EVENTS

          In January 2001, AT&T Wireless Group executed agreements with certain network equipment vendors, related to the development of its next-generation network strategy. These agreements require AT&T Wireless Group to buy equipment from these vendors totaling approximately $1.8 billion through 2004.

          Effective January 1, 2001, AT&T Wireless Group implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics. Lives were shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001, will have useful lives no longer than seven years.

          On January 22, 2001, AT&T Wireless Group, through AWS, completed its previously announced transaction with DoCoMo. See Note 1 for further discussion of the transaction.

          On November 17, 2000, AT&T Wireless Group announced that AT&T's board of directors had approved an agreement under which AT&T Wireless Group would purchase $200 in Series AA preferred stock from Dobson Communications Corporation. AT&T Wireless Group, through AWS, completed this transaction on February 8, 2001. The Series AA preferred stock acquired has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Group will increase its ownership interest in Dobson, on an as converted to common stock basis, from its current ownership of 4.6% to approximately 11.6%.

          On March 23, 2001, AT&T Wireless Group, through AWS, entered into Competitive Advance and Revolving Credit Facilities (the "Facilities") in the aggregate amount of $2.5 billion consisting of and up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The facilities are subject to a facility fee and utilization fee and bear interest at variable rates based upon, in various cases, LIBOR, the prime rate or the rates on overnight Federal funds transactions. The Facilities may be used for general corporate purposes and are subject to customary covenants, representations and warranties and events of default. In addition, the Facilities contain financial covenants providing for a maximum total debt to total Consolidated Operational EBITDA ratio (as defined in the facilities agreement) not to exceed 4:0 to 1:0 for AT&T Wireless Group and a minimum interest coverage ratio of 3.5:1.0. From the date of the closing of the Facilities until the date of the split-off of AT&T Wireless Group, AWS will be prohibited from declaring and/or paying dividends. The Facility also specifies limitations on AT&T's and AT&T Wireless Group's ability to consummate the split-off including a provision that it will constitute an event of default if the split-off is consummated without obtaining a favorable tax ruling from the IRS or an unqualified tax opinion that the split-off will qualify as a tax-free transaction. In addition, the existence of an obligation by AT&T Wireless Group to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default.

          On February 26, 2001, AT&T agreed to sell its entire interest in Japan Telecom for approximately $1.35 billion. The net after-tax proceeds are expected to be approximately $1 billion. AT&T has indicated that the net after-tax proceeds will be split evenly between AT&T and AT&T Wireless Group. AT&T Wireless Group anticipates that it will recognize a significant gain on the transaction.

          On March 1, 2001, AT&T Wireless Group, through AWS, completed a private placement of $6.5 billion in Senior Notes with maturity dates from 2006 to 2031. The notes pay interest at rates ranging from 7.350% to 8.750% per annum, and include customary covenants. The notes include registration rights, such that AWS is required to exchange the notes for a new issue of notes registered under the Securities Act of 1933 and are to be declared effect no later than 240 days after the issue date.


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

ACQUISITION-RELATED INTANGIBLE ASSETS

         As a result of our evaluation of recent changes in our industry and the views of regulatory authorities, AT&T expects that the amortization period for all licensing costs, franchise costs, and goodwill associated with newly acquired wireless, telecommunications, and cable operations will not exceed 25 years.

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

         Summarized unaudited combined financial information for investments accounted for under the equity method was as follows:

For the Years Ended December 31,                                                  2000        1999       1998
                                                                                  ----        ----       ----
                                                                                          (Unaudited)
Revenue.................................................................       $32,663     $12,751     $4,488
Operating (loss) income.................................................         (583)     (1,384)        239
(Loss) income from continuing operations before extraordinary items and
   cumulative effect of a change in accounting principle................       (1,005)     (2,701)        147
Net (loss) income.......................................................       (1,373)     (2,897)         53

At December 31,                                                                   2000        1999
                                                                                  ----        ----
                                                                                    (Unaudited)
Current assets..........................................................       $12,274      $7,616
Noncurrent assets.......................................................        44,748      38,008
Current liabilities.....................................................        12,181       6,209
Noncurrent liabilities..................................................        26,337      19,422
Redeemable preferred stock..............................................         2,198       1,094
Minority interest.......................................................           621       1,740

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

REVENUE

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
   Business Services external revenue.........................................................       $27,691     $26,749     $23,807
   Business Services internal revenue.........................................................           797         731         478

Total Business Services revenue...............................................................        28,488      27,480      24,285
Consumer Services external revenue............................................................        18,976      21,854      22,885
Wireless Services external revenue............................................................        10,448       7,627       5,406
   Broadband external revenue.................................................................         8,203       5,069          --
   Broadband internal revenue.................................................................            14           1          --

Total Broadband revenue.......................................................................         8,217       5,070          --
      Total reportable segments...............................................................        66,129      62,031      52,576
Corporate and Other(1)........................................................................         (148)         569         647

Total revenue.................................................................................       $65,981     $62,600     $53,223
                                                                                                     -------     -------     -------
(1) Includes $248 and $10 related to Excite@Home in 2000 and 1999, respectively.


DEPRECIATION AND AMORTIZATION(1)

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
Business Services.............................................................................        $3,714      $3,352      $2,554
Consumer Services.............................................................................           561         783         693
Wireless Services.............................................................................         1,678       1,246       1,051
Broadband.....................................................................................         3,068       1,636          --

      Total reportable segments...............................................................         9,021       7,017       4,298
Corporate and Other(2)........................................................................         1,246         422         331

Total depreciation and amortization...........................................................       $10,267      $7,439      $4,629
                                                                                                     -------      ------      ------



(1) Includes  the    amortization  of goodwill,  franchise  costs   and    other
    purchased intangibles.
(2) Includes $991 and $38 related to Excite@Home in 2000 and 1999, respectively.

EARNINGS (LOSSES) FROM OTHER EQUITY INVESTMENTS

For the Years Ended December 31,                                                                        2000        1999        1998
                                                                                                        ----        ----        ----
Wireless Services.............................................................................          $382       $(10)         $30
Broadband.....................................................................................         (215)       (396)          --

      Total reportable segments...............................................................           167       (406)          30
Corporate and Other(1)........................................................................         (372)       (359)       (108)

Total net losses from other equity investments................................................        $(205)      $(765)       $(78)
                                                                                                      ------      ------       -----
(1) Includes $(619) and $(504) related to Excite@Home in 2000 and 1999, respectively.

RECONCILIATION OF EBIT TO INCOME BEFORE INCOME TAXES

For the Years Ended December 31,                                                                      2000          1999        1998
                                                                                                      ----          ----        ----
Business Services..........................................................................         $6,548        $6,136      $4,994
Consumer Services..........................................................................          7,090         7,909       6,570
Wireless Services..........................................................................          1,131         (473)         418
Broadband..................................................................................        (1,175)       (1,475)          --

      Total reportable segments............................................................         13,594        12,097      11,982
Corporate and Other(1).....................................................................        (4,167)       (1,625)     (3,248)
Less: Pretax minority interest income (expense)............................................          4,031         (163)          34
Add: Pretax losses from other equity investments...........................................            395         1,155          68
Interest expense...........................................................................        (3,183)       (1,765)       (427)

Total income before income taxes...........................................................         $2,608       $10,025      $8,341
                                                                                                    ------       -------      ------
(1) Includes $(3,603) and $(686) related to Excite@Home in 2000 and 1999, respectively.  The Excite@Home EBIT impact in 2000 includes $2,630 of net restructuring and other charges.


ASSETS

At December 31,                                                                                       2000          1999        1998
                                                                                                      ----          ----        ----
Business Services..........................................................................        $34,804       $32,010     $22,189
Consumer Services..........................................................................          4,801         6,279       6,185
Wireless Services..........................................................................         35,184        23,312      19,416
Broadband..................................................................................        114,681        53,810          --

   Total reportable segments...............................................................        189,470       115,411      47,790
Corporate and Other assets:
   Other segments..........................................................................          6,892         3,386       3,016
   Prepaid pension costs...................................................................          3,003         2,464       2,074
   Deferred income taxes...................................................................            720           899       1,156
   Other corporate assets(1)...............................................................          7,848         8,786       5,514
Investment in Liberty Media Group and related receivables, net.............................         34,290        38,460          --

Total assets...............................................................................       $242,223      $169,406     $59,550
                                                                                                  --------      --------     -------
(1) Includes $2,541 and $2,726 related to Excite@Home for 2000 and 1999, respectively.


EQUITY INVESTMENTS (EXCLUDING LMG)

At December 31,                                                                                       2000          1999        1998
                                                                                                      ----          ----        ----
Wireless Services..........................................................................         $3,080        $4,409      $3,766
Broadband..................................................................................          6,470        10,327          --

   Total reportable segments...............................................................          9,550        14,736       3,766
Corporate and Other(1).....................................................................          4,074         3,718         491

Total equity investments...................................................................        $13,624       $18,454      $4,257
                                                                                                   -------       -------      ------
(1) Includes $35 and $2,726 related to Excite@Home for 2000 and 1999, respectively.

CAPITAL ADDITIONS

For the Years Ended December 31,                                                                     2000          1999         1998
                                                                                                     ----          ----         ----
Business Services.........................................................................         $6,223        $7,511       $6,130
Consumer Services.........................................................................            302           656          459
Wireless Services.........................................................................          5,553         2,739        2,395
Broadband.................................................................................          4,963         4,759           --

   Total reportable segments..............................................................         17,041        15,665        8,984
Corporate and Other(1)....................................................................          2,150         1,494          594

Total capital additions...................................................................        $19,191       $17,159       $9,578
                                                                                                  -------       -------       ------
(1) Includes $92 related to Excite@Home in 2000.


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

April 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers:                          #
                                                       #
C. Michael Armstrong    Chairman of the Board and      #
                        Chief Executive Officer        #
                                                       #
John Zeglis             Director and Chief Executive   #
                        Officer, AT&T Wireless Group   #
                                                       #
Principal Financial Officer:                           #
                                                       #
Charles H. Noski        Senior Executive Vice President#
                        and Chief Financial Officer    #
                                                       #
Principal Accounting Officer:                          #
                                                       #
Nicholas S. Cyprus      Vice President and Controller  ##    By M. J. Wasser
                                                       #     (attorney-in-fact)*
Directors:                                             #
                                                       #     April 17, 2001
   Kenneth T. Derr                                     #
   M. Kathryn Eickhoff                                 #
   Walter Y. Elisha                                    #
   George M. C. Fisher                                 #
   Donald V. Fites                                     #
   Amos B. Hostetter, Jr.                              #
   Ralph S. Larsen                                     #
   John C. Malone                                      #
   Donald F. McHenry                                   #
   Louis A. Simpson                                    #
   Michael I. Sovern                                   #
   Sanford I. Weill                                    #
   Masaki Yoshikawa                                    #