Form 10-Q
period 2001-03-31
AT&T CORP
filed 2001-05-15
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Telephone - Area Code 212-387-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 2001, the following shares of stock were outstanding:

           AT&T common stock - 3,746,483,877 shares
           Liberty Media Group Class A common stock - 2,375,751,504 shares Liberty Media Group Class B common stock - 212,045,288 shares AT&T Wireless Group common stock - 363,392,125 shares

                         PART I - FINANCIAL INFORMATION
                          AT&T CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                                                             For the Three
                                                                                                              Months Ended
                                                                                                                March 31,
                                                                                                        2001                  2000
Revenue                                                                                               $16,763               $15,901

Operating Expenses
Costs of services and products (excluding depreciation of $1,540 and $1,178 included below)             4,837                 3,915
Access and other connection                                                                             3,286                 3,588
Selling, general and administrative                                                                     3,868                 3,289
Depreciation and other amortization                                                                     2,141                 1,566
Amortization of goodwill, franchise costs and other purchased intangibles                                 846                   368
Net restructuring and other charges                                                                       808                   773
Total operating expenses                                                                               15,786                13,499

Operating income                                                                                          977                 2,402

Other (expense) income                                                                                 (2,419)                  668
Interest expense                                                                                          969                   589
Income before income taxes, minority interest, (losses) earnings from equity investments and
    cumulative effect of accounting change                                                             (2,411)                2,481

(Benefit) provision for income taxes                                                                     (335)                  509
Minority interest income (expense)                                                                        650                   (44)
Equity (losses) earnings from Liberty Media Group                                                        (697)                  942
Net losses from other equity investments                                                                  136                   187
(Losses) income before cumulative effect of accounting change                                          (2,259)                2,683
Cumulative effect of accounting change - net of income taxes of $1,205                                  1,915                     -

Net (losses) income                                                                                      (344)                2,683
Dividend requirements of preferred stock                                                                  181                     -

Net (losses) income available to common shareowners                                                   $  (525)              $ 2,683

AT&T Common Stock Group - per basic share:
(Losses) earnings - before cumulative effect of accounting change                                     $ (0.46)              $  0.55
Cumulative effect of accounting change                                                                   0.36                     -
AT&T Common Stock Group (losses) earnings                                                             $ (0.10)              $  0.55

AT&T Common Stock Group - per diluted share:
(Losses) earnings - before cumulative effect of accounting change                                     $ (0.46)              $  0.54
Cumulative effect of accounting change                                                                   0.36                     -
AT&T Common Stock Group (losses) earnings                                                             $ (0.10)              $  0.54

Dividends declared                                                                                    $0.0375               $  0.22

AT&T Wireless Group - per basic and diluted share:
AT&T Wireless Group losses                                                                            $  0.02               $     -

Liberty Media Group - per basic and diluted share:
(Losses) earnings - before cumulative effect of accounting change                                     $ (0.27)              $  0.37
Cumulative effect of accounting change                                                                   0.21                     -
Liberty Media Group (losses) earnings                                                                 $ (0.06)              $  0.37


                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                                   March 31,            December 31,
                                                                                                     2001                  2000
ASSETS

Cash and cash equivalents                                                                          $    136              $    126

Receivables, less allowances of $1,373 and $1,379                                                    10,633                11,144

Other receivables                                                                                     1,805                 1,703

Investments                                                                                           1,676                 2,102

Deferred income taxes                                                                                   855                   812

Other current assets                                                                                  1,148                 1,200

TOTAL CURRENT ASSETS                                                                                 16,253                17,087

Property, plant and equipment, net of accumulated depreciation of $34,239 and $32,871                52,265                51,161

Franchise costs, net of accumulated amortization of $1,921 and $1,664                                47,924                48,218

Licensing costs, net of accumulated amortization of $1,856 and $1,762                                13,568                13,626

Goodwill, net of accumulated amortization of $1,218 and $850                                         30,525                31,478

Investment in Liberty Media Group and related receivables, net                                       34,072                34,290

Other investments and related advances                                                               34,287                34,261

Prepaid pension costs                                                                                 3,092                 3,003

Other assets                                                                                          9,155                 9,099

TOTAL ASSETS                                                                                       $241,141              $242,223


                                   (CONTINUED)

                          AT&T CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                                   March 31,            December 31,
                                                                                                     2001                  2000
LIABILITIES
Accounts payable                                                                                   $  4,905              $  6,455
Payroll and benefit-related liabilities                                                               1,882                 2,423
Debt maturing within one year                                                                        17,225                31,947
Liability under put options                                                                           2,627                 2,564
Other current liabilities                                                                             7,805                 7,478

TOTAL CURRENT LIABILITIES                                                                            34,444                50,867

Long-term debt                                                                                       39,004                33,092
Long-term benefit-related liabilities                                                                 3,654                 3,670
Deferred income taxes                                                                                36,665                36,713
Other long-term liabilities and deferred credits                                                      5,114                 5,090
TOTAL LIABILITIES                                                                                   118,881               129,432

Minority Interest                                                                                     4,222                 4,883

Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary Trust
    Holding Solely Subordinated Debt Securities of AT&T                                               4,713                 4,710

Convertible Preferred Stock                                                                           9,362                     -

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares; issued and outstanding 3,809,487,226 shares (net of 416,033,726 treasury shares) at
    March 31, 2001 and 3,760,151,185 shares (net of 416,887,452 treasury shares)
    at December 31, 2000                                                                              3,809                 3,760

AT&T Wireless Group Common Stock, $1 par value, authorized 6,000,000,000 shares;
    issued and outstanding 363,203,425 shares at March 31, 2001 and 361,802,200
    shares at December 31, 2000                                                                         363                   362

Liberty Media Group Class A Common Stock, $1 par value, authorized 4,000,000,000 shares; issued and outstanding 2,376,748,041 shares (net of 53,732,514 treasury shares) at March 31, 2001 and 2,363,738,198 shares (net of
    59,512,496 treasury shares) at December 31, 2000                                                  2,377                 2,364

Liberty Media Group Class B Common Stock, $1 par value, authorized 400,000,000 shares; issued and outstanding 212,045,288 shares (net of 10,607,776 treasury shares) at March 31, 2001 and 206,221,288 shares (net of 10,607,776
    treasury shares) at December 31, 2000                                                               212                   206
Additional paid-in capital                                                                           92,045                90,496
Retained earnings                                                                                     6,732                 7,408
Accumulated other comprehensive income                                                               (1,575)               (1,398)
TOTAL SHAREOWNERS' EQUITY                                                                           103,963               103,198
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                          $241,141              $242,223


                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                               2001        2000
AT&T Common Shares
  Balance at beginning of year                $ 3,760    $ 3,196
  Shares issued (acquired), net:
    Under employee plans                            4          1
    For acquisitions                               44          -
    Other                                           1        (50)
Balance at end of period                        3,809      3,147

AT&T Wireless Group Common Stock
  Balance at beginning of year                    362          -
  Shares issued under employee plans                1          -
Balance at end of period                          363          -

Liberty Media Group Class A Common Stock
  Balance at beginning of year                  2,364      2,314
  Shares issued, net:
    For acquisitions                                -         49
    Other                                          13          -
Balance at end of period                        2,377      2,363

Liberty Media Group Class B Common Stock
  Balance at beginning of year                    206        217
  Shares issued (acquired), net:
    Other                                           6        (11)
Balance at end of period                          212        206

Additional Paid-In Capital
  Balance at beginning of year                 90,496     59,526
  Shares issued (acquired), net:
    Under employee plans                          107         50
    For acquisitions                              827        737
    Other                                         290     (2,619)
  Gain on issuance of common stock
    by affiliates                                  25        (95)
  Beneficial conversion value of preferred
    stock                                         295          -
  Other                                             5         37
Balance at end of period                       92,045     57,636

Guaranteed ESOP Obligation
  Balance at beginning of year                      -        (17)
  Amortization                                      -         17
Balance at end of period                            -          -

Retained Earnings
  Balance at beginning of year                  7,408      6,712
  Net (losses) income                            (344)     2,683
  Dividends declared - common stock              (143)      (692)
  Dividends declared - preferred stock           (181)         -
Treasury shares issued at less
    than cost                                      (8)      (150)
Balance at end of period                        6,732      8,553

                                   (CONTINUED)

                          AT&T CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                      2001       2000
Accumulated Comprehensive Income
  Balance at beginning of year                        (1,398)     6,979
  Other comprehensive income                            (177)     1,821
Balance at end of year                                (1,575)     8,800
Total Shareowners' Equity                           $103,963    $80,705

Summary of Total Comprehensive Income:
(Losses) income before cumulative
  effect of accounting change                       $ (2,259)   $ 2,683
Cumulative accounting change                           1,915          -
Net (losses) income                                     (344)     2,683
Dividend requirements of preferred stock                 181          -
Net (losses) income available to common
  shareowners                                       $   (525)   $ 2,683
Net foreign currency translation adjustment
  (net of income taxes of $(136) and $(34))             (192)       (58)
Net revaluation of securities:
  Unrealized (losses) gain (net of income
  taxes of $(178) and $260)                             (309)       401
  Recognition of previously unrealized losses
  (gains) on available-for-sale securities
  (net of income taxes of $198 and $967)                 324      1,478
Comprehensive Income                                $   (702)   $ 4,504

In the first quarter of 2001, AT&T adopted Statement of Financial Accounting Standard (SFAS) No. 133 which impacted the results of other comprehensive income (see note j).

In the first quarter of 2001, other comprehensive income included Liberty Media Group's(LMG) foreign currency translation adjustments totaling $(149), net of applicable taxes, revaluation of LMG's available-for-sale securities totaling $50, net of applicable taxes, the recognition of previously unrecognized available-for-sale securities of $4 and the impact of adopting SFAS No. 133 of $(87).

In the first quarter of 2000, other comprehensive income included LMG's foreign currency translation adjustments totaling $(31), net of applicable taxes, and revaluation of LMG's available-for-sale securities totaling $3,259, net of applicable taxes, partially offset by the recognition of previously unrecognized available for sale securities of $1,478.

AT&T accounts for treasury stock as retired stock, and as of March 31, 2001, had 416 million treasury shares of which 346 million shares were owned by AT&T Broadband subsidiaries and 70 million shares related to the purchase of AT&T shares previously owned by Liberty Media Group.

We have 100 million authorized shares of preferred stock at $1 par value.
In the first quarter of 2001, AT&T issued 812,511.778 share of convertible preferred stock with a par value of $1 per share to NTT DoCoMo. These shares are economically equivalent to 406 million shares of AT&T Wireless Group tracking stock and are intended to reflect approximately 16% of the financial performance and economic value of AT&T Wireless Group (See note (h)).


                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                           2001          2000

OPERATING ACTIVITIES
Net (losses) income                                      $   (344)     $  2,683
Adjustments to reconcile net (losses) income to net
  cash provided by operating activities:
    Cumulative effect of accounting change -
      net of tax                                           (1,915)           --
    Net gains on sales of businesses
      and investments                                        (218)         (594)
    Net restructuring and other charges                       796           748
    Depreciation and amortization                           2,987         1,934
    Provision for uncollectible receivables                   424           284
    Deferred income taxes                                    (877)         (477)
    Minority interest (income) expense                       (665)           39
    Net equity losses (earnings) from Liberty
      Media Group                                             697          (942)
    Net losses from other equity investments                  238           301
    Increase in receivables                                   (24)         (890)
    Decrease in accounts payable                           (1,078)          (73)
    Net revaluation of trading securities                   2,582            --
    Net change in other operating assets and
      liabilities                                            (820)         (483)
    Other adjustments, net                                    155            (2)
NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,938         2,528

INVESTING ACTIVITIES
Capital expenditures and other additions                   (3,923)       (3,236)
Proceeds from sale or disposal of property,
  plant and equipment                                          11           143
Increase in other receivables                                 (34)         (980)
Net acquisitions of licenses                                  (39)          (82)
Sales of marketable securities                                 88            --
Equity investment distributions and sales                     742           417
Equity investment contributions and purchases                (733)       (1,059)
Net disposition (acquisitions) of businesses
  net of cash disposed/acquired                               613          (188)
Other investing activities, net                                91           (16)
NET CASH USED IN INVESTING ACTIVITIES                      (3,184)       (5,001)

FINANCING ACTIVITIES
Proceeds from long-term debt issuances                      6,345           739
Retirement of long-term debt                                 (130)       (1,007)
Issuance of convertible preferred securities
   and warrants                                             9,811            --
Redemption of redeemable securities                            --          (152)
Issuance of AT&T common shares                                 61            --
Issuance of AT&T Wireless Group common shares                  31            --
Net issuance (acquisition) of treasury shares                  15          (393)
Dividends paid on common stock                               (141)         (703)
Dividends paid on preferred securities                        (22)          (97)
(Decrease) increase in short-term borrowings, net         (14,715)        3,179
Other financing activities, net                                 1           (15)
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,256         1,551

Net increase (decrease) in cash and cash
  equivalents                                                  10          (922)
Cash and cash equivalents at beginning of year                126         1,024
Cash and cash equivalents at end of period               $    136      $    102

The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K405/A for the year ended December 31, 2000, which includes the financial statements of AT&T Wireless Group and Liberty Media Group, and the financial statements of Liberty Media Group and AT&T Wireless Group for the quarter ended March 31, 2001, included as Exhibit 99.1 and 99.2, respectively, to this AT&T quarterly report on Form 10-Q.

         We have reclassified certain prior period amounts to conform with our current presentation. In addition, we restated prior year share and per share amounts to reflect the June 2000 two-for-one split of Liberty Media Group common stock.

(b)      RESTRUCTURING OF AT&T

         On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer will all be represented by asset-based or tracking stocks.

         As part of the first phase of the restructuring plan, on April 18, 2001, AT&T announced details of an offer to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. On the same date, AT&T Wireless Services, Inc., filed its initial registration statement in connection with the planned split-off. Under the terms of the exchange offer, AT&T will issue 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered and not withdrawn, subject to specified conditions. Following the exchange offer and subject to receipt of specific conditions, AT&T plans to split-off AT&T Wireless Group from AT&T. AT&T intends to retain up to $3 billion of AT&T Wireless shares for future sale, exchange or monetization within six months following the split-off. We expect AT&T Wireless will become an independent, publicly-held company in mid-2001, upon receipt of appropriate tax and other approvals.

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

         AT&T expects that these transactions will be tax-free to U.S. shareholders. AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service rulings. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of

         AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareholders in the restructuring.

         On April 11, 2001, the Internal Revenue Service ruled that the proposed split-off of Liberty Media Corporation, which will own all of the assets reflected in the Liberty Media Group (LMG), qualifies as a tax-free transaction for AT&T, Liberty Media and their shareowners. AT&T acquired Liberty Media through the acquisition of Tele-Communications, Inc.(TCI). AT&T does not have a controlling financial interest for financial accounting purposes in LMG; therefore, our investment in LMG is accounted for under the equity method in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected as separate line items "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net," in the accompanying consolidated financial statements.

         By mid-2001, AT&T plans to convert the LMG tracking stock into an asset-based security and launch Liberty Media Corporation as an independent, publicly-traded company.

(c)      MERGER WITH MEDIAONE, INC (MEDIAONE)

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

         Approximately $16 billion of the purchase price of $45 billion has been attributed to agreements with local franchise authorities that allow access to homes in our broadband service areas ("franchise costs") and is being amortized on a straight-line basis over 40 years. Also included in the purchase price was approximately $23 billion related to nonconsolidated investments, including investments in Time Warner Entertainment Company, L.P. (TWE) and Vodafone Group plc (Vodafone), approximately $5 billion related to property, plant and equipment, and approximately $6 billion of other net assets. In addition, included was approximately $14 billion in deferred income tax liabilities, approximately $10 billion attributable to MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding Corporation, a subsidiary of MediaOne. The purchase resulted in goodwill of approximately $20 billion, which is being amortized on a straight-line basis over 40 years.

PRO FORMA RESULTS

Following is a summary of the pro forma results of AT&T as if the merger with MediaOne had closed effective January 1, 2000:

                                                               (Unaudited)
Shares in millions
For the Three Months Ended March 31,                              2000
Revenue                                                         $ 16,607
Net income                                                         3,505

Weighted-average AT&T common shares                                3,788
Weighted-average AT&T common shares
 and potential common shares                                       3,863
Weighted-average Liberty Media Group Shares                        2,563

AT&T Common Stock Group (losses) earnings per common share:
  Basic                                                         $   0.68
  Diluted                                                       $   0.67

Liberty Media Group earnings (losses) per common share:
  Basic and diluted                                             $   0.37

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

(d)      OTHER ACQUISITIONS, EXCHANGES AND DISPOSITIONS

         COX AND COMCAST

         On January 12, 2001, AT&T announced that Cox Communications, Inc. and Comcast Corporation had exercised their rights to sell a combined total of 60.4 million shares of Excite@Home Series A common stock to AT&T as part of an agreement announced in August 2000 to reorganize Excite@Home's governance. Cox and Comcast elected to receive shares of AT&T common stock in exchange for their Excite@Home shares. AT&T is currently in discussions to renegotiate the terms of the put options which may result in a change to the number of shares of AT&T stock that Cox and Comcast will receive, as well as the number of Excite@Home shares, if any, AT&T receives. There can be no assurance that an agreement will be reached with Cox and Comcast.

         CABLEVISION

         On January 8, 2001, AT&T and Cablevision Systems Corporation (Cablevision) completed agreements for the transfer of cable-systems. AT&T received cable-systems serving 358 thousand subscribers in Boston and Eastern Massachusetts. In exchange, Cablevision received cable-systems serving approximately 130 thousand subscribers in northern New York suburbs, and 44 million shares of AT&T common stock valued at approximately $0.9 billion, and approximately $0.2 billion in cash. Cablevision recorded a gain as a result of the transaction. Due to AT&T's ownership interest in Cablevision, AT&T recorded an after-tax gain of approximately $0.1 billion as part of "Net losses from other equity investments."

         INSIGHT COMMUNICATIONS COMPANY LP

         Effective January 1, 2001, AT&T sold to Insight Communications Company LP (Insight) several Illinois cable-systems serving approximately 98 thousand customers for $392. Insight subsequently contributed the purchased cable-system and additional cable-systems serving approximately 177 thousand customers to Insight Midwest L.P. in which AT&T has a 50% interest. AT&T also contributed entities owning cable-systems serving approximately 248 thousand customers in Illinois to Insight Midwest L.P. The transactions resulted in pretax gains of $179, which were deferred due to a keep well agreement with Insight Midwest, L.P.

(e)      NET RESTRUCTURING AND OTHER CHARGES

         During the first quarter of 2001, AT&T recorded $808 of net restructuring and other charges, which included $739 of asset impairment charges related to Excite@Home, and $69 for restructuring and exit costs which consisted of $59 for cash severance costs, $6 related to facility closings and $4 related to termination of lease obligations.

         The asset impairment charges included $600 recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operates in. Since we consolidate, but only own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our March 31, 2001 Consolidated Statement of Income as "Minority interest income (expense)."

         The $59 of cash severance costs were primarily a result of synergies created by the MediaOne merger related to approximately 2,350 employees. Approximately 10% of the individuals were management employees and 90% were non-management employees. Nearly 88% of the affected employees have left their positions as of March 31, 2001, and the remaining employees will leave the company by the end of 2001.

         In the second quarter of 2001, we expect to incur additional restructuring charges resulting from MediaOne synergies and work force reductions at Excite@Home.

         The following table displays the activity and balances of the restructuring reserve account from January 1, 2001, to March 31, 2001:

                                  Type of Cost

                                         Employee      Facility
                                        Separations    Closings    Other   Total
         Balance at January 1, 2001       $   259      $   173     $  36   $ 468
         Additions                             59            6         4      69
         Deductions                          (108)         (14)        0    (122)
         Balance at March 31, 2001        $   210      $   165     $  40   $ 415


         Deductions reflect cash payments of $108 related to employee separations and $14 related to facilities. The cash outlay was primarily funded through cash from operations.

         During the first quarter of 2000, AT&T recorded $773 of net restructuring and other charges, which included $682 for restructuring and exit costs associated with AT&T's initiative to reduce costs by the end of 2000, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

         Included in restructuring and exit costs was $458 of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately half of the individuals were management employees and half were non-management employees. Nearly 60% of the affected employees have left their positions as of March 31, 2001, and the remaining employees will leave the company during 2001.

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


(f)      EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

         (Losses) earnings attributable to the different classes of AT&T common stock is as follows:

                                                         AT&T Common Stock Group     AT&T Wireless Group     Liberty Media Group
         For the three months ended March 31,              2001            2000       2001         2000       2001         2000
         (Losses) income before cumulative effect of
              accounting change                          $(1,555)         $1,741     $  (7)        $  -      $(697)       $  942
         Cumulative effect of accounting change            1,370               -         -            -        545             -

         Net (losses) income                                (185)          1,741        (7)           -       (152)          942
         Dividend requirements of preferred stock            181              -          -            -          -             -
         Net (losses) income available to common
              shareowners                                $  (366)         $1,741     $  (7)        $  -      $(152)       $  942

         Basic (losses) earnings per share for AT&T Common Stock Group for the three months ended March 31, 2001 and 2000, were computed by dividing AT&T Common Stock Group (losses) income by the weighted-average number of shares outstanding during the period of 3,805 million and 3,185 million, respectively.

         Since AT&T recorded losses for the three months ended March 31, 2001, diluted losses per share are the same as basic, as any potentially dilutive securities would be antidilutive. Diluted earnings per share
         (EPS) for AT&T Common Stock Group for the three months ended March 31, 2000, was computed by dividing AT&T Common Stock Group income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the period, assuming conversion of the potential shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of a subsidiary, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below.

         The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS. Computed on a quarterly basis, the dividends would have an after-tax impact to earnings of approximately $40. Assuming conversion of the securities, the dividends would no longer have to be included as a reduction to net income and the securities would convert into approximately 67 million shares of AT&T common stock. There were seven million potentially dilutive AT&T securities outstanding at March 31, 2001.

         A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Group is as follows:


         For the three months ended March 31,                    2000
         AT&T Common Stock Group:
         Income                                                 $1,741
         Income impact of assumed conversion of
           preferred stock of subsidiary                             8
         Income adjusted for conversion of
           securities                                           $1,749

         Shares in millions
         Weighted-average common shares                          3,185
         Stock options                                              31
         Preferred stock of subsidiary                              40
         Weighted-average common shares and
           potential common shares                               3,256

         Basic losses per share for AT&T Wireless Group for the quarter ended March 31, 2001 was computed by dividing the AT&T Wireless Group losses by the weighted-average number of shares outstanding of AT&T Wireless Group of 363 million. Since AT&T Wireless Group recorded losses for the three months ended March 31, 2001, diluted losses per share are the same as basic, as any potentially dilutive securities would be antidilutive. There were 311 million potentially dilutive AT&T Wireless securities (including NTT DoCoMo convertible preferred stock) outstanding at March 31, 2001.

         Basic (losses) income per share for LMG were computed by dividing the LMG (losses) income by the weighted-average number of shares outstanding of LMG of 2,574 million and 2,563 million, for the three months ended March 31, 2001 and 2000, respectively. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. There were 99 million of these potentially dilutive securities outstanding at March 31, 2000. Since LMG recorded losses for the three months ended March 31, 2001, diluted losses per share are the same as basic, as any potentially dilutive securities would be antidilutive. There were 101 million potentially dilutive LMG securities outstanding at March 31, 2001.

(g)      LONG-TERM DEBT

         On March 6, 2001, AT&T Wireless Services (AWS), a wholly-owned subsidiary of AT&T, completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes. The notes pay interest semi-annually at rates ranging from 7.35% to 8.75% per annum, with maturity dates ranging from 2006 to 2031. The notes include customary covenants and registration rights.

         Also, on March 23, 2001, AWS entered into $2.5 billion in revolving credit facilities. The facilities consist of a 364-day facility of $1.25 billion and a five-year revolving credit facility of $1.25 billion. The facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Group's Senior Note rating. The facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The facilities bear interest at variable rates based upon, in various cases, LIBOR plus 32.5 to 100 basis points depending on (i) AT&T Wireless Group's Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The facilities are to be used for general corporate purposes and are subject to customary covenants, representations and warranties, and events of default. The facilities were unused at March 31, 2001.

         As a result of the issuance of notes by AWS, the investment by NTT DoCoMo, and the sale of Japan Telecom, AT&T's $25 billion credit facility was reduced to $17.5 billion.

(h)      CONVERTIBLE PREFERRED STOCK

         On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,511.778 shares of a new class of AT&T preferred stock with a par value of $1 per share; and five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. The $9.8 billion proceeds were recorded as $9.2 billion for preferred shares, $0.3 billion for the warrants, and $0.3 billion for the beneficial conversion feature, based on their relative fair values. The preferred shares are economically equivalent to 406 million shares (a 16 percent interest) of AT&T Wireless Group tracking stock. These shares will convert to AT&T Wireless common stock at the time of split-off. Upon conversion, AT&T will reduce its portion of the financial performance and economic value in the AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares will come from the issuance of 228 million new shares of AT&T Wireless Group tracking stock.

         In the event that AT&T has not split-off AT&T Wireless by specified dates beginning January 1, 2002, DoCoMo will have the right, at its election, to require AT&T to repurchase the preferred shares at NTT DoCoMo's original purchase price plus a carrying cost of approximately 7% up to date of payment. In addition to the approximate 7% carrying cost we accrue on the DoCoMo convertible preferred stock, there is an intrinsic value embedded in the conversion feature of the preferred stock that is accreted over the period that DoCoMo can put the shares back to us. This intrinsic value, referred to as the beneficial conversion feature, represents the difference in the fair value assigned to the preferred stock and the fair market value equivalent of the Wireless tracking stock. The total of the carrying costs and the accretion of the beneficial conversion feature was $0.2 billion and is treated as a preferred stock dividend recorded as a reduction of AT&T Common Stock Group earnings. At March 31, 2001, the preferred stock had a liquidation value of $9.4 billion.

(i)      RELATED PARTY TRANSACTIONS

         AT&T has various related party transactions with Concert since the commencement of this global venture in January 2000.

         Included in revenue for the first quarter of 2001 and 2000, was $0.3 billion for services provided to Concert.

         Included in access and other connection expenses are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products. Such charges totaled $0.5 billion and $0.6 billion, for the three months ended March 31, 2001 and March 31, 2000, respectively.

         During the first quarter of 2000, AT&T loaned $1.0 billion to Concert; that loan is included within investments and related advances in the accompanying Consolidated Balance Sheets. Interest income of $17 and $13, were recognized for the quarters ended March 31, 2001 and 2000, respectively.

         At March 31, 2001, AT&T had a floating rate loan from Concert due on demand in the amount of $0.1 billion. The loan is included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheets. Interest expense was $2 for the quarter ended March 31, 2001.

         Included in accounts receivable and accounts payable was $0.4 billion and $0.1 billion, and $0.5 billion and $0.5 billion, at March 31, 2001 and December 31, 2000, respectively, related to transactions with Concert. Included in other receivables and other current liabilities was $0.9 billion and $1.1 billion, and $1.1 billion and $1.0 billion, at March 31, 2001 and December 31, 2000, respectively, related to transactions associated with Concert.

         In addition, we had various related party transactions with LMG. Included in costs of services and products were programming expenses related to services from LMG. Those expenses amounted to $82 and $52 for the three months ended March 31, 2001 and 2000, respectively.

         Included in "Other current liabilities" at March 31, 2001 was $25 payable to LMG. Included in "Investment in Liberty Media Group and related receivables, net" was $155 receivable from LMG at December 31, 2000. These amounts primarily related to taxes pursuant to a tax-sharing agreement between LMG and Broadband. That agreement existed prior to the TCI merger.

(j) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         Effective January 1, 2001, AT&T adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No.138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
         (OCI) and are recognized in the income statement when the hedged item affects earnings. Changes in fair values of derivative instruments not designated as hedging instruments and ineffective portions of hedges, if any, are recognized in earnings in the current period.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $3.1 billion ($1.9 billion net-of-tax). $2.2 billion ($1.37 billion net-of-tax) and $0.9 billion ($0.5 billion net-of-tax) were attributable to AT&T Group and Liberty Media Group, respectively.

         AT&T Group

         AT&T Group's cumulative-effect increase to net income of $1.37 billion was attributable primarily to derivative instruments that are not designated as hedging instruments. The undesignated instruments include exchangeable notes mandatorily redeemable at AT&T's option into shares of Comcast, Microsoft and Vodafone securities, other option agreements to hedge our exposure on debt that is collateralized by securities we own, and warrants held in both public and private companies. The exchangeable notes contain embedded options that hedge the market risk of a decline in the value of Comcast, Microsoft and Vodafone securities.

         Included in the after tax cumulative effect benefit of $1.37 billion, was a $1.2 billion benefit which was reclassified from OCI for changes in the value of options for fair value hedges, $2.2 benefit for changes in the value of swaps and foreign currency transactions and $172 benefit for changes in the fair value of warrants.

         In addition, the adoption of SFAS No. 133 also resulted in a cumulative pretax charge to OCI of $10 million ($6 million net-of-tax) on cash flow hedges. The net derivative losses included in OCI as of January 1, 2001 will be reclassified into earnings over the life of the instruments, of which the last expires in February of 2005.

         Upon adoption, AT&T Group, as permitted by SFAS 133, also reclassified $9.3 billion of securities from "available-for-sale" to "trading".
         This reclassification resulted in a pretax charge of $2.8 billion ($1.72 billion net-of-tax) recorded in other income. This $1.72 billion represents the net revaluation of securities to fair market value which was accounted for in OCI prior to the adoption of SFAS 133.

         Foreign Currency Risk

         We enter into foreign currency exchange contracts, including forward and option contracts, to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. In first quarter 2001, this consisted primarily of Brazilian reais, Swiss francs and Canadian dollar related to debt.


         Collars and Equity Securities Price Risk

         We enter into option agreements to hedge our exposure on debt that is collateralized by securities we own. From time to time, AT&T Group uses options and collars to manage the risk from changes in fair values and cash flows on certain equity securities, primarily on those being used to collateralize underlying debt instruments. The securities selected for hedging are determined by market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity of the option contracts.


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

         Other Derivatives

         In addition, AT&T Group may hold warrants to purchase securities of other companies. Warrants that can be net share settled are deemed derivative financial instruments and are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. This includes warrants held in both public and private companies.

         Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended March 31, 2001.

         For the three months ended March 31, 2001, other income included a total pretax gain of $735, comprised of a $664 gain for changes in the value of options for fair value hedges and $71 net gain for changes in the fair value of warrants, swaps and foreign currency transactions. We also recorded a pretax loss of $524 million in other income for trading securities related to FAS 133 instruments.

         Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. During the three months ended March 31, 2001, no gains or losses were reclassified to income. We reclassified $14 pretax from OCI to interest expense related to amortization of interest for prepaid interest rate swaps.

         Liberty Media Group (LMG)

         LMG's cumulative-effect increase to income of $0.5 billion was attributable primarily to separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures. Also included in the cumulative-effect was $87 previously included in OCI related primarily to changes in the fair value of LMG's warrants and options to purchase certain available-for-sale securities.

         Derivative instruments

         LMG uses various derivative instruments including equity collars, put spread collars, interest rate swaps and forward foreign exchange contracts to manage fair value risk associated with certain investments, interest rate risk on certain indebtedness, and foreign exchange rate risk. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. LMG monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

         For derivatives designed either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on LMG's earnings for the three months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the three months ended March 31, 2001.

(k)      COMMITMENTS

         AT&T has entered into various purchase commitments for wireless network equipment and handsets. The commitments totaled $2.2 billion as of March 31, 2001. These commitments expire between 2001 and 2004.

         AT&T has committed to provide funding to a joint venture with other investors, Alaska Native Wireless (ANW), which was formed in November 2000 to participate in the Federal Communication Commission's license spectrum auction. The auction concluded in January 2001 and ANW was the highest bidder on approximately $2.9 billion in licenses. AT&T has committed to fund approximately $2.6 billion to ANW to fund ANW's purchase of licenses. As of March 31, 2001, AT&T Wireless Group funded approximately $309 of the commitment and has committed to provide the remaining approximate $2.3 billion when such licenses are granted.

(l)      SEGMENT REPORTING

         AT&T's results are segmented according to the way we manage our business: Business Services, Consumer Services, Wireless Services and Broadband. In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes since the publication of our 2000 annual results. The changes are as follows: The Business Services segment was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes. Total assets for our reportable segments generally include all asset, except intercompany receivables. However, our Wireless Services Segment included intercompany receivables from AT&T and the related interest income since these assets relate to the results of the AT&T Wireless Group tracked businesses.

         Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, when we create tracking stocks for our Consumer and Broadband units, we will begin allocating `pure' corporate overhead to these units. See note (b) for further detail on our restructuring plan.

         REVENUE

         For the Three Months Ended March 31,             2001        2000
           Business services external revenue           $ 6,940      $7,094
           Business services internal revenue               228         158
         Total Business Services revenue                  7,168       7,252
         Consumer Services external revenue               4,007       5,037
         Wireless Services external revenue               3,212       2,198
           Broadband external revenue                     2,461       1,557
           Broadband internal revenue                         4           0
         Total Broadband revenue                          2,465       1,557

           Total reportable segments                     16,852      16,044

         Corporate and Other (a)                            (89)       (143)
         Total revenue                                  $16,763     $15,901

(a)      Includes $143 Excite@Home revenue in first quarter 2001.

         RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

         For the Three Months Ended March 31,            2001        2000
         Business services                             $ 1,018      $1,146
         Consumer services                               1,318       1,658
         Wireless services                                 118         111
         Broadband                                        (508)        236
           Total reportable segments                     1,946       3,151
         Corporate and Other (a)                        (3,062)       (453)
         Deduct: Pretax minority interest
           income (expense)                                563         (70)
         Add: Pretax losses from
           other equity investments                        237         302
         Interest expense                                  969         589
           Total (losses) income before
             income taxes                              $(2,411)     $2,481

         (a) Includes $(272) and $(269) related to Excite@Home in the first quarter of 2001 and 2000, respectively. The Excite@Home EBIT impact for the first quarter 2001, includes approximately $278 of asset impairment charges.

         ASSETS

                                                   At Mar. 31,     At Dec. 31,
                                                       2001           2000
         Business services                           $ 42,562       $ 42,747
         Consumer services                              2,768          3,150
         Wireless services                             46,930         35,184
         Broadband                                    114,191        114,848
           Total reportable segments                  206,451        195,929

         Corporate and Other:
           Other segments                               1,161          1,174
           Prepaid pension costs                        3,092          3,003
           Deferred income taxes                          388            406
           Other corporate assets(a)                   (4,023)         7,421
         Investment in Liberty Media Group
           and related receivables, net                34,072         34,290

         Total assets                                $241,141       $242,223


         (a) Includes $1,705 and $2,541 related to Excite@Home at March 31, 2001 and December 31, 2000, respectively.

(m)      GUARANTEE OF PREFERRED SECURITIES

         TCI Securities:

         Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. At March 31, 2001, $1,245 of the guaranteed redeemable preferred securities remained outstanding.

         MediaOne Securities:

         Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. At March 31, 2001, $776 of the guaranteed redeemable preferred securities remained outstanding.

         AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV and the outstanding securities issued by MediaOne Financing I and II and MediaOne Finance II and III. The following are the condensed consolidating financial statements of AT&T Corp., which include the financial results of TCI and MediaOne for each of the corresponding periods. The results of MediaOne have been included in the financial results of AT&T since the date of acquisition on June 15, 2000, and the results of TCI have been included since the March 9, 1999, date of acquisition.

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              (DOLLARS IN MILLIONS)



                                 GUARANTOR     GUARANTOR     GUARANTOR       TCI          TCI          TCI
                                   AT&T        SUBSIDIARY   SUBSIDIARY    FINANCING    FINANCING    FINANCING
                                  PARENT          TCI        MEDIAONE         I            II          IV
                                  ------          ---        --------         -            --          --
Revenue.......................    $4,975       $    --         $  --         $ --         $ --        $ --

Operating Expenses
Costs of services and products       855
Access and other connection...     1,682
Selling, general and
  administrative..............       467           (46)            4
Depreciation and other
  amortization................       404            13             1
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......        23                         125
Net restructuring and other
  charges.....................
Total operating expenses......     3,431           (33)          130

Operating income (losses).....     1,544            33          (130)

Other income (expense)........      (504)            1             2           11           12           4
Interest expense (benefit)....     1,319           478            88           11           12           4
Income (losses) before income
  taxes, minority interest
  and earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........      (279)         (444)         (216)

Provision (benefit) for
  income taxes................      (114)         (228)          (23)
Minority interest income
  (expenses)..................       (40)           (1)           (1)
Equity losses from Liberty
  Media Group.................                    (697)
Net earnings (losses) from
  other equity investments....     1,759        (1,778)          (65)
Income (losses) before
  cumulative effect of
  accounting change...........     1,554        (2,692)         (259)

Cumulative effect of
  accounting change...........       508           545
Net income (losses) ..........     2,062        (2,147)         (259)
Dividend requirements on
  preferred stock.............       181
Net income (losses) available
  to common shareowners.......    $1,881       $(2,147)        $(259)        $ --         $ --        $ --


                                  MEDIAONE   MEDIAONE   MEDIAONE   MEDIAONE                   ELIMINATION AND
                                 FINANCING  FINANCING   FINANCE    FINANCE   NON-GUARANTOR     CONSOLIDATION    CONSOLIDATED
                                     I         II          II        III     SUBSIDIARIES       ADJUSTMENTS       AT&T CORP.
                                     -         --          --        ---     ------------       -----------       ----------
Revenue.......................     $ --        $ --       $ --       $ --        $12,386         $ (598)          $ 16,763

Operating Expenses
Costs of services and products                                                     4,523           (541)             4,837
Access and other connection...                                                     1,660            (56)             3,286
Selling, general and
  administrative..............                                                     3,444             (1)             3,868
Depreciation and other
  amortization................                                                     1,723                             2,141
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......                                                       698                               846
Net restructuring and other
  charges.....................                                                       808                               808
Total operating expenses......                                                    12,856           (598)            15,786

Operating income (losses).....                                                      (470)                              977

Other income (expense)........        1           1          5         11           (689)        (1,274)            (2,419)
Interest expense (benefit)....        1           1          5         11            271         (1,232)               969
Income (losses) before income
  taxes, minority interest
  and earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........                                                    (1,430)           (42)            (2,411)

Provision (benefit) for
  income taxes................                                                        30                              (335)
Minority interest income
  (expenses)..................                                                       692                               650
Equity losses from Liberty
  Media Group.................                                                                                        (697)
Net earnings (losses) from
  other equity investments....                                                      (135)            83               (136)
Income (losses) before
  cumulative effect of
  accounting change...........                                                      (903)            41             (2,259)

Cumulative effect of
  accounting change...........                                                       862                             1,915
Net income (losses) ..........                                                       (41)            41               (344)
Dividend requirements on
  preferred stock.............                                                        42            (42)               181
Net income (losses) available
  to common shareowners.......     $ --        $ --       $ --       $ --        $   (83)        $   83           $   (525)

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2001
                              (DOLLARS IN MILLIONS)

                                 GUARANTOR   GUARANTOR     GUARANTOR        TCI          TCI          TCI
                                    AT&T     SUBSIDIARY    SUBSIDIARY    FINANCING     FINANCING    FINANCING
                                   PARENT       TCI         MEDIAONE         I            II           IV
                                   ------       ---         --------         -            --           --
ASSETS
Cash and cash equivalents.....   $      --    $     --       $    --        $  --        $  --       $  --
Other current assets..........      12,773       3,380           237
TOTAL CURRENT ASSETS..........      12,773       3,380           237

Property, plant & equipment,
  net.........................       9,066          86            22
Franchise costs, net..........       1,610          30
Goodwill, net.................         158                    19,774
Investment in Liberty Media
  Group and related
  receivables, net............                  34,072
Other investments and related
  advances....................     170,979      34,265        28,457
Other assets..................       7,123           1                        527          514         204
TOTAL ASSETS..................    $201,709    $ 71,834       $48,490        $ 527        $ 514       $ 204

LIABILITIES
Debt maturing within one year.   $  49,335    $    383       $ 1,892        $  --        $  --       $  --
Other current liabilities.....       9,371         941            96
TOTAL CURRENT LIABILITIES.....      58,706       1,324         1,988

Long-term debt................      20,811      30,292         2,355          527          514         204
Deferred income taxes.........         634                       230
Other long-term liabilities
  and deferred credits........       7,317         982           189
TOTAL LIABILITIES.............      87,468      32,598         4,762          527          514         204

Minority interest.............                   1,461         1,149
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........       4,713

Convertible preferred stock          9,362

SHAREOWNERS' EQUITY
AT&T Common Stock.............       4,225
AT&T Wireless Group common
  stock.......................         363
Liberty Media Group Class A
  Common Stock................       2,377
Liberty Media Group Class B
  Common Stock................         212
Other shareowners' equity.....      92,989      37,775        42,579
TOTAL SHAREOWNERS' EQUITY.....     100,166      37,775        42,579
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........   $ 201,709    $ 71,834       $48,490        $ 527        $ 514       $ 204

                                                                                                    ELIMINATION
                                   MEDIAONE    MEDIAONE    MEDIAONE     MEDIAONE                        AND
                                   FINANCING   FINANCING   FINANCE      FINANCE    NON-GUARANTOR   CONSOLIDATION    CONSOLIDATED
                                       I          II          II          III      SUBSIDIARIES     ADJUSTMENTS       AT&T CORP.
                                       -          --          --          ---      ------------     -----------       ----------
ASSETS
Cash and cash equivalents.....       $ --        $ --      $  --        $ --         $   136       $       --         $     136
Other current assets..........                                                        64,383          (64,656)           16,117
TOTAL CURRENT ASSETS..........                                                        64,519          (64,656)           16,253

Property, plant & equipment,
  net.........................                                                        43,094               (3)           52,265
Franchise costs, net..........                                                        46,284                             47,924
Goodwill, net.................                                                        10,593                             30,525
Investment in Liberty Media
  Group and related
  receivables, net............                                                                                           34,072
Other investments and related
  advances....................                                                        49,622         (249,036)           34,287
Other assets..................         51          44        230         516          29,296          (12,691)           25,815
TOTAL ASSETS..................       $ 51        $ 44      $ 230       $ 516       $ 243,408       $ (326,386)        $ 241,141

LIABILITIES
Debt maturing within one year.       $ --        $ --      $  --        $ --         $ 7,396       $  (41,781)        $  17,225
Other current liabilities.....                                                        15,603           (8,792)           17,219
TOTAL CURRENT LIABILITIES.....                                                        22,999          (50,573)           34,444

Long-term debt................         30          28        214         504          10,197          (26,672)           39,004
Deferred income taxes.........                                                        35,801                             36,665
Other long-term liabilities
  and deferred credits........                                                           359              (79)            8,768
TOTAL LIABILITIES.............         30          28        214         504          69,356          (77,324)          118,881

Minority interest.............                                                         1,612                              4,222
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........
                                                                                                                          4,713
Convertible preferred stock                                                            3,000           (3,000)            9,362

SHAREOWNERS' EQUITY
AT&T Common Stock.............                                                          (416)                             3,809
AT&T Wireless Group common
  stock.......................                                                                                              363
Liberty Media Group Class A
  Common Stock................                                                                                            2,377
Liberty Media Group Class B
  Common Stock................                                                                                              212
Other shareowners' equity.....         21          16         16          12         169,856         (246,062)           97,202
TOTAL SHAREOWNERS' EQUITY.....         21          16         16          12         169,440         (246,062)          103,963
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........       $ 51        $ 44      $ 230       $ 516       $ 243,408        $(326,386)         $241,141

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              (DOLLARS IN MILLIONS)


                                       GUARANTOR       GUARANTOR     GUARANTOR          TCI               TCI             TCI
                                         AT&T         SUBSIDIARY     SUBSIDIARY      FINANCING         FINANCING       FINANCING
                                        PARENT           TCI          MEDIAONE           I                 II              IV
                                        ------           ---          --------           -                 --              --
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES....        $  (173)        $   501         $  (582)         $ --             $ --             $ --

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............           (254)             (6)             (1)
Other.........................           (692)           (739)            841
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES.....           (946)           (745)            840

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................                                            187
Proceeds from debt from AT&T..            101             337
Issuance of convertible
  preferred securities
  and warrants................          9,811
Increase (decrease) in
  short-term borrowings, net..         (9,911)            (50)           (445)
Other.........................          1,118             (43)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES....          1,119             244            (258)

Net (decrease) increase in
  cash and cash equivalents...
Cash and cash equivalents at
  beginning of year...........
Cash and cash equivalents at
  end of period...............        $    --         $    --         $    --          $ --             $ --             $ --


                                                                                                      ELIMINATION
                                     MEDIAONE    MEDIAONE    MEDIAONE    MEDIAONE                         AND
                                     FINANCING   FINANCING    FINANCE     FINANCE    NON-GUARANTOR   CONSOLIDATION    CONSOLIDATED
                                         I           II          II         III       SUBSIDIARIES    ADJUSTMENTS       AT&T CORP.
                                         -           --          --         ---       ------------    -----------       ----------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES....         $ --        $ --        $ --         $--          $2,192          $  --            $1,938

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............                                                           (3,662)                          (3,923)
Other.........................                                                           (3,525)         4,854               739
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES.....                                                           (7,187)         4,854            (3,184)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................                                                            6,158                            6,345
Proceeds from debt from AT&T..                                                             (337)          (101)
Issuance of convertible
  preferred securities
  and warrants................                                                                                             9,811
Increase (decrease) in
  short-term borrowings, net..                                                              540         (4,849)          (14,715)
Other.........................                                                           (1,356)            96              (185)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES....                                                            5,005         (4,854)            1,256

Net (decrease) increase in
  cash and cash equivalents...                                                               10                               10
Cash and cash equivalents at
  beginning of year...........                                                              126                              126
Cash and cash equivalents at
  end of period...............         $ --        $ --        $ --         $--          $  136          $  --            $  136

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              (DOLLARS IN MILLIONS)

                             GUARANTOR  GUARANTOR      TCI        TCI        TCI                    ELIMINATION AND
                                AT&T    SUBSIDIARY  FINANCING  FINANCING  FINANCING  NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                               PARENT      TCI          I          II         IV      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                               ------      ---          -          --         --      ------------     -----------     ----------
Revenue....................    $5,922     $ --         $ --      $ --      $ --         $10,431        $  (452)        $15,901

Operating Expenses
Costs of services
  and products....                742                                                     3,548           (375)          3,915
Access and other connection     1,874                                                     1,789            (75)          3,588
Selling, general
  and administrative.......       664       28                                            2,599             (2)          3,289
Depreciation and
  other amortization.......       513       14                                            1,039                          1,566
Amortization of goodwill,
  franchise costs and other
  purchased intangibles....         8                                                       360                            368
Net restructuring and
  other charges............       663       16                                               94                            773
Total operating expenses...     4,464       58                                            9,429           (452)         13,499

Operating income (losses)..     1,458      (58)                                           1,002                          2,402

Other income (expense).....       304                     9        10         4           1,195           (854)            668
Interest expense (benefit).       956      354            9        10         4             110           (854)            589
Income (losses) before
  income taxes, minority
  interest and earnings
  (losses) from equity
  investments..............       806     (412)                                           2,087                          2,481

Provision (benefit)
  for income taxes.........       376      (66)                                             199                            509
Minority interest
  income (expense)                (40)      (5)                                               1                            (44)
Equity earnings from
  Liberty Media Group......                942                                                                             942
Net earnings (losses) from
  other equity investments      1,702                                                      (186)        (1,703)           (187)

Net income (losses)........    $2,092    $ 591         $ --      $ --      $ --         $ 1,703        $(1,703)        $ 2,683

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)


                                  GUARANTOR     GUARANTOR     GUARANTOR        TCI          TCI          TCI
                                    AT&T        SUBSIDIARY    SUBSIDIARY    FINANCING     FINANCING   FINANCING
                                   PARENT          TCI         MEDIAONE         I            II          IV
                                   ------          ---         --------         -            --          --
ASSETS
Cash and cash equivalents.....    $     --       $    --       $    --        $  --        $  --       $  --
Receivables...................      11,424         2,577            78
Investments...................
Deferred income taxes.........         811
Other current assets..........       1,103            11
TOTAL CURRENT ASSETS..........      13,338         2,588            78

Property, plant & equipment,
  net.........................       9,064            93            22
Franchise costs, net..........         838
Licensing costs, net..........                        30
Goodwill, net.................         161                      19,786
Investment in Liberty Media
  Group and related
  receivables, net............                    34,290
Other investments and related
  advances....................     164,844        35,358        29,325
Other assets..................       5,500                                      528          514         204
TOTAL ASSETS..................    $193,745       $72,359       $49,211        $ 528        $ 514       $ 204

LIABILITIES
Debt maturing within one year.    $ 52,556       $   435       $ 2,337        $  --        $  --       $  --
Liability under put options...
Other current liabilities.....       9,535         1,166            76
TOTAL CURRENT LIABILITIES.....      62,091         1,601         2,413

Long-term debt................      21,333        30,096         2,168          528          514         204
Deferred income taxes.........         569                         230
Other long-term liabilities
  and deferred credits........       7,341           939           129
TOTAL LIABILITIES.............      91,334        32,636         4,940          528          514         204

Minority interest.............                     1,462         1,147
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........       4,710

SHAREOWNERS' EQUITY
AT&T Common Stock.............       4,176
AT&T Wireless Group common
  stock.......................         362
Liberty Media Group Class A
  Common Stock................       2,364
Liberty Media Group Class B
  Common Stock................         206
Other shareowners' equity.....      90,593        38,261        43,124
TOTAL SHAREOWNERS' EQUITY.....      97,701        38,261        43,124
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........    $193,745       $72,359       $49,211        $ 528        $ 514       $ 204

                                                                                                ELIMINATION
                                  MEDIAONE    MEDIAONE   MEDIAONE   MEDIAONE       NON-             AND
                                  FINANCING   FINANCING  FINANCE    FINANCE     GUARANTOR      CONSOLIDATION      CONSOLIDATED
                                      I          II         II        III      SUBSIDIARIES     ADJUSTMENTS        AT&T CORP.
                                      -          --         --        ---      ------------     -----------        ----------
ASSETS
Cash and cash equivalents.....      $ --        $ --      $  --     $  --       $    126        $       --         $    126
Receivables...................                                                    50,788           (52,020)          12,847
Investments...................                                                     2,102                              2,102
Deferred income taxes.........                                                         1                                812
Other current assets..........                                                        90                (4)           1,200
TOTAL CURRENT ASSETS..........                                                    53,107           (52,024)          17,087

Property, plant & equipment,
  net.........................                                                    41,985                (3)          51,161
Franchise costs, net..........                                                    47,380                             48,218
Licensing costs, net..........                                                    13,596                             13,626
Goodwill, net.................                                                    11,531                             31,478
Investment in Liberty Media
  Group and related
  receivables, net............                                                                                       34,290
Other investments and related
  advances....................                                                    23,059          (218,325)          34,261
Other assets..................        51          44        230       516         17,020           (12,505)          12,102
TOTAL ASSETS..................      $ 51        $ 44      $ 230     $ 516       $207,678        $ (282,857)        $242,223

LIABILITIES
Debt maturing within one year.      $ --        $ --      $  --     $  --         $6,409          $(29,790)        $ 31,947
Liability under put options...                                                     2,564                              2,564
Other current liabilities.....                                                    13,972            (8,393)          16,356
TOTAL CURRENT LIABILITIES.....                                                    22,945           (38,183)          50,867

Long-term debt................        30          28        214       504          3,895           (26,422)          33,092
Deferred income taxes.........                                                    35,914                             36,713
Other long-term liabilities
  and deferred credits........                                                       431               (80)           8,760
TOTAL LIABILITIES.............        30          28        214       504         63,185           (64,685)         129,432

Minority interest.............                                                     2,274                              4,883
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........
                                                                                                                      4,710

SHAREOWNERS' EQUITY
AT&T Common Stock.............                                                     (416)                              3,760
AT&T Wireless Group common
  stock.......................                                                                                          362
Liberty Media Group Class A
  Common Stock................                                                                                        2,364
Liberty Media Group Class B
  Common Stock................                                                                                          206
Other shareowners' equity.....        21          16         16        12        142,635          (218,172)          96,506
TOTAL SHAREOWNERS' EQUITY.....        21          16         16        12        142,219          (218,172)         103,198
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........      $ 51        $ 44      $ 230     $ 516       $207,678         $(282,857)        $242,223

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              (DOLLARS IN MILLIONS)

                                     GUARANTOR      GUARANTOR      TCI          TCI            TCI
                                       AT&T        SUBSIDIARY   FINANCING    FINANCING      FINANCING
                                      PARENT           TCI          I           II             IV
                                      ------           ---          -           --             --
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES............    $  (260)      $   381        $  11        $ 12          $  5

INVESTING ACTIVITIES
Capital expenditures and other
  additions.......................        (19)
Equity investment distributions
  and sales.......................         57
Equity investment contributions
  and purchases...................        (16)       (7,409)
Net (acquisitions) dispositions
  of businesses net of cash
  acquired/disposed...............       (197)
Other.............................       (708)         (105)
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES............       (883)       (7,514)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances.......................        739
Proceeds from debt from AT&T......                    7,648
Retirement of long-term debt......       (487)         (258)
Dividends paid on common stock....       (703)
Increase (decrease) in short-term
  borrowings, net.................      7,889          (257)
Other.............................     (6,295)                       (11)        (12)           (5)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............      1,143         7,133          (11)        (12)           (5)

Net decrease in cash and cash
  equivalents.....................
Cash and cash equivalents at
  beginning of year...............
Cash and cash equivalents at end
  of period.......................    $    --       $    --        $  --        $ --          $ --

                                                          ELIMINATION AND
                                        NON-GUARANTOR      CONSOLIDATION       CONSOLIDATED
                                         SUBSIDIARIES        ADJUSTMENTS        AT&T CORP.
                                         ------------        -----------        ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES............         $ 2,379            $     --          $  2,528

INVESTING ACTIVITIES
Capital expenditures and other
  additions.......................          (3,217)                               (3,236)
Equity investment distributions
  and sales.......................             360                                  417
Equity investment contributions
  and purchases...................          (1,043)              7,409            (1,059)
Net (acquisitions) dispositions
  of businesses net of cash
  acquired/disposed...............               9                                  (188)
Other.............................          (4,832)              4,710              (935)
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES............          (8,723)             12,119            (5,001)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances.......................                                                   739
Proceeds from debt from AT&T......          (7,648)
Retirement of long-term debt......            (262)                               (1,007)
Dividends paid on common stock....                                                  (703)
Increase (decrease) in short-term
  borrowings, net.................             257              (4,710)            3,179
Other.............................          13,075              (7,409)             (657)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............           5,422             (12,119)            1,551

Net decrease in cash and cash
  equivalents.....................            (922)                                 (922)
Cash and cash equivalents at
  beginning of year...............           1,024                                 1,024
Cash and cash equivalents at end
  of period.......................         $   102            $     --          $    102

(n)      CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         In conjunction with the issuance of AT&T Wireless Group and Liberty Media Group tracking stocks, AT&T has separated, for financial reporting purposes in all periods, the AT&T Common Stock Group, Liberty Media Group and AT&T Wireless Group. Provided below is the consolidating financial information reflecting the businesses of these individual groups, including the allocation of expenses between the groups in accordance with our allocation policies, as well as other related party transactions such as sales of services between groups and interest income and expense on intercompany borrowings. The AT&T Common Stock Group presented below excludes its retained portion of the value of AT&T Wireless Group. AT&T does not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG is reflected as an investment accounted for under the equity method and is reflected as such in the consolidating financial statements.

         AT&T Wireless Group purchases long distance and other network-related services from AT&T at market-based prices and accordingly such amounts are eliminated. Prior to the offering of AT&T Wireless Group tracking stock, the capital structure of AT&T Wireless Group had been assumed based upon AT&T's historical capital ratio adjusted for certain items. Intercompany interest rates are intended to be substantially equivalent to the interest rate that AT&T Wireless Group would be able to obtain or receive if it were a stand-alone entity. General corporate overhead related to AT&T's corporate headquarters and common support divisions has been allocated to AT&T Wireless Group based on the ratio of AT&T Wireless Group's external costs and expenses to AT&T's consolidated external costs and expenses, adjusted for any functions that AT&T Wireless Group performs on its own. The consolidated income tax provision or benefit, related tax payments or refunds, and deferred tax balances of AT&T have been allocated to AT&T Wireless Group based principally on the taxable income or losses and tax credits directly attributable to AT&T Wireless Group.

         Pursuant to the Inter-Group agreement, AT&T does not allocate general overhead expenses to Liberty Media Group (LMG) and only charges LMG for specific services that LMG receives from AT&T pursuant to service agreements or similar arrangements. Additionally, as LMG operates independent of AT&T, there is no cash or debt allocated to them.

                                      AT&T
                     CONSOLIDATING CONDENSED INCOME STATEMENT
                   For the three months ended March 31, 2001
                                  (In millions)

                                          AT&T            AT&T
                                      Common Stock      Wireless      Liberty Media    Eliminations/    Consolidated
                                         Group            Group           Group         Reclasses(1)      AT&T Corp.
                                         -----            -----           -----         ------------      ----------
External Revenue                       $ 13,551         $ 3,212         $    --                           $ 16,763
Inter-group revenue                         101                                         $  (101)
Total Revenue                            13,652           3,212                            (101)          $ 16,763

Operating expenses:

Costs of services and products            3,624           1,348                            (135)             4,837
Access and other connection               3,151                                             135              3,286
Selling, general and
administrative                            2,858           1,010                                              3,868
Depreciation and other
amortization                              1,702             576                            (137)             2,141
Amortization of goodwill,
franchise costs and other
purchased intangibles                       709                                             137                846
Net restructuring and other
charges                                     808                                                                808
Inter-group expenses                        (36)            137                            (101)
Total operating expenses                 12,816           3,071                            (101)            15,786
Operating income                            836             141                                                977
Other income (expense)                   (2,422)              7                              (4)            (2,419)
Inter-group interest income                  82              77                            (159)
Interest expense                            962               7                                                969
Inter-group interest expense                 77              40                            (117)

Income (loss) before income
taxes, minority interest,
earnings (losses) from equity
investments and cumulative
effect of accounting change              (2,543)            178                             (46)            (2,411)
(Benefit) provision for income
taxes                                      (414)             79                                               (335)
Minority interest income
(expense)                                   646                                               4                650
Equity (losses) from Liberty
Media Group                                                                (697)                              (697)
Net losses from other equity
investments                                 (37)            (99)                                              (136)
Income (losses) before
cumulative effect of accounting
change                                   (1,520)              0            (697)            (42)            (2,259)
Cumulative effect of accounting
change                                    1,370                             545                              1,915
Net (losses) income                        (150)              0            (152)            (42)              (344)
Dividend requirements on
preferred stock                             181              42                             (42)               181
Net income (losses) available
to common shareowners                  $   (331)        $   (42)        $  (152)        $    --         $     (525)
                                       ========         =======         =======         =======           =========

         (1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                At March 31, 2001
                                  (In Millions)

                                        AT&T                AT&T         Liberty
                                    Common Stock          Wireless        Media            Eliminations/     Consolidated
                                       Group                Group         Group             Reclasses(1)       AT&T Corp.
                                       -----                -----         -----             ------------       ----------
    ASSETS:
    Cash and cash
    equivalents                      $     102            $     34       $                    $                $    136
    Other current assets                13,781               2,567                                (231)          16,117
    Short-term note due from
    related party                                           10,588                             (10,588)
    TOTAL CURRENT ASSETS             $  13,883            $ 13,189                             (10,819)          16,253

    Property, plant and equipment,
    net                                 41,540              10,725                                               52,265
    Franchise costs, net                47,924                                                                   47,924
    Goodwill, net                       25,839               5,653                                (967)          30,525
    Investment in Liberty Media
    Group and related receivables,
    net                                                                    34,072                                34,072
    Other investments and related
    advances                            30,383               3,904                                               34,287
    Other assets                        11,278              13,568                                 969           25,815
    Long-term assets due from
    related party                        4,800                                                  (4,800)
    TOTAL ASSETS                     $ 175,647            $ 47,039       $ 34,072             $(15,617)       $ 241,141

    LIABILITIES:
    Debt maturing within one year    $  17,076            $    103       $                    $     46         $ 17,225
    Short-term debt due to related
    party                               10,588                                                 (10,588)
    Other current liabilities           14,891               2,641                                (313)          17,219
    TOTAL CURRENT LIABILITIES           42,555               2,744                             (10,855)          34,444

    Long-term debt                      32,514               6,487                                   3           39,004
    Long-term debt due to related
    party                                                    1,800                              (1,800)
    Deferred income taxes               31,926               4,739                                               36,665
    Other long-term liabilities
    and deferred credits                 8,478                 290                                                8,768
    TOTAL LIABILITIES                  115,473              16,060                             (12,652)         118,881
                                       =======              ======                             =======          =======


(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                At March 31, 2001
                                  (In Millions)

                                        AT&T               AT&T         Liberty
                                    Common Stock         Wireless        Media       Eliminations/      Consolidated
                                       Group               Group         Group       Reclasses(1)        AT&T Corp.
                                       -----               -----         -----       ------------        ----------
   Minority interest                   4,180                  42                                              4,222

   Company-obligated convertible
   quarterly income preferred
   securities of subsidiary
   trust holding solely
   subordinated debt securities
   of AT&T                             4,713                                                                  4,713
   Convertible Preferred Stock         9,362                                                                  9,362

   Other shareowners' equity
   due to related party                                    3,000                          (3,000)
   AT&T common stock                                                                       3,809              3,809

   AT&T Wireless Group common
   stock                                                                                     363                363

   Liberty Media Group Class A                                                             2,377              2,377
   Liberty Media Group Class B                                                               212                212

   Other shareowners'
   equity                             41,919              27,937         34,072           (6,726)            97,202

   Total shareowners' equity          41,919              30,937         34,072           (2,965)           103,963

   Total liabilities and
   shareowners' equity              $175,647           $  47,039       $ 34,072         $(15,617)         $ 241,141
                                    ========           =========       ========         ========          =========

(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the three months ended March 31, 2001
                              (Dollars in millions)

                                           AT&T            AT&T
                                       Common Stock      Wireless      Liberty Media    Eliminations/    Consolidated
                                          Group            Group           Group         Reclasses(1)      AT&T Corp.
                                          -----            -----           -----         ------------      ----------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                 $ 2,050         $   655            $           $   (767)           $ 1,938

   INVESTING ACTIVITIES

   Capital expenditures and other
   additions                             (2,516)         (1,407)                                            (3,923)

   Other                                  1,223         (11,112)                         10,628                739

   NET CASH (USED IN) INVESTING
   ACTIVITIES                            (1,293)        (12,519)                         10,628             (3,184)

   FINANCING ACTIVITIES

   Proceeds from long-term debt
   issuance                                               6,345                                              6,345

   Issuance of convertible
   preferred securities and warrants      3,670           6,141                                              9,811

   Increase (decrease) in
   short-term borrowings, net            (4,174)           (638)                         (9,903)           (14,715)
   Other                                   (215)            (12)                             42               (185)

   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                    (719)         11,836                          (9,861)             1,256
   Net (decrease) increase in cash
   and cash equivalents                      38             (28)                                                10

   Cash and cash equivalents at
   beginning of year.                        64              62                                                126


   Cash and cash equivalents at
   end of period.                       $   102         $    34            $            $                  $   136
                                        =======         =======            =====        =======            =======


(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T
                    CONSOLIDATING CONDENSED INCOME STATEMENT
                   For the three months ended March 31, 2000
                                  (In millions)

                                          AT&T            AT&T
                                       Common Stock     Wireless      Liberty Media    Eliminations/    Consolidated
                                          Group          Group           Group         Reclasses(1)       AT&T Corp.
                                          -----          -----           -----         ----------       ----------
   External Revenue                     $13,703         $2,198             $  --           $ --            $ 15,901
   Inter-group revenue                       70                                             (70)
   Total Revenue                         13,773          2,198                              (70)             15,901

   Operating expenses:

   Costs of services and products         3,002          1,001                              (88)              3,915
   Access and other connection            3,506                                              82               3,588
   Selling, general and
   administrative                         2,652            637                                                3,289
   Depreciation and other
   amortization                           1,270            369                              (73)              1,566
   Amortization of goodwill,
   franchise costs and other
   purchased intangibles                    301                                              67                 368
   Net restructuring and other
   charges                                  773                                                                 773
   Inter-group expenses                     (95)           165                              (70)
   Total operating expenses              11,409          2,172                              (82)             13,499
   Operating income                       2,364             26                               12               2,402
   Other income (expense)                   648             24                               (4)                668
   Inter-group interest income               85                                             (85)

   Interest expense                         610            (21)                                                 589
   Inter-group interest expense                             72                              (72)

   Income (loss) before income
   taxes, minority interest,
   earnings (losses) from equity
   investments and cumulative
   effect of accounting change            2,487             (1)                              (5)              2,481
   (Benefit) provision for income
   taxes                                    490             (2)                              21                 509
   Minority interest income
   (expense)                                (48)                                              4                 (44)
   Equity (losses) from Liberty
   Media Group                                                              942                                 942
   Net losses from other equity
   investments                             (224)            25                               12                (187)
   Income (losses) income                 1,725             26              942             (10)              2,683
   Dividend requirements on
   preferred stock                                          13                              (13)
   Net (losses) income available to
   common shareowners                   $ 1,725         $   13             $ 942          $   3             $ 2,683
                                        =======         ======             =====          =====             =======

         (1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2000
                                  (In Millions)

                                       AT&T            AT&T          Liberty
                                   Common Stock      Wireless         Media        Eliminations/     Consolidated
                                       Group           Group          Group        Reclasses(1)       AT&T Corp.
                                       -----           -----          -----        ------------       ----------
   ASSETS:
   Cash and cash
   equivalents                       $     64         $    62        $               $                  $    126
   Other receivables                   11,053           2,010                           (216)             12,847
   Deferred income taxes                  719              93                                                812
   Investments                          2,102                                                              2,102
   Other current assets                   788             417                             (5)              1,200
   Short-term note due from
   related party                          638                                           (638)
   Total current assets                15,364           2,582                           (859)             17,087

   Property, plant and equipment,
   net                                 41,269           9,892                                             51,161
   Franchise costs, net                48,218                                                             48,218
   Licensing costs, net                                13,627                             (1)             13,626
   Goodwill, net                       26,782           5,816                         (1,120)             31,478
   Investment in Liberty Media
   Group and related receivables,
   net                                                                34,290                              34,290
   Other investments and related
   advances                            30,876           3,385                                             34,261
   Other assets                        10,984                                          1,118              12,102
   Long-term assets due from
   related party                        4,800                                         (4,800)
   Total assets                      $178,293         $35,302        $34,290         $(5,662)           $242,223

   LIABILITIES:
   Debt maturing within one year     $ 31,838         $   109        $               $                  $ 31,947
   Short-term debt due to related
   party                                                  638                           (638)
   Liability under put options          2,564                                                              2,564
   Other current liabilities           13,709           2,907                           (260)             16,356

   Total current liabilities           48,111           3,654                           (898)             50,867

   Long-term debt                      33,089                                              3              33,092
   Long-term debt due to related
   party                                                1,800                         (1,800)
   Deferred income taxes               32,054           4,659                                             36,713
   Other long-term liabilities and
   deferred credits                     8,493             271                             (4)              8,760
   Total liabilities                  121,747          10,384                         (2,699)            129,432
                                      =======          ======                         ======             =======


         (1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T
                      CONSOLIDATING CONDENSED BALANCE SHEET
                              At December 31, 2000
                                  (In Millions)


                                         AT&T
                                     Common Stock      AT&T Wireless    Liberty Media    Eliminations/      Consolidated
                                        Group              Group            Group         Reclasses(1)        AT&T Corp.
                                        -----              -----            -----         ------------        ----------
   LIABILITIES (cont):

   Minority interest                     4,842                41                                                 4,883

   Company-obligated convertible
   quarterly income preferred
   securities of subsidiary
   trust holding solely
   subordinated debt securities
   of AT&T                               4,710                                                                   4,710

   AT&T common stock                                                                         3,760               3,760

   AT&T Wireless Group common
   stock                                                                                       362                 362

   Liberty Media Group Class A
   Tracking stock                                                                            2,364               2,364
   Liberty Media Group Class B
   tracking stock                                                                              206                 206

   Other shareowners' equity            46,994            21,877           34,290           (6,655)             96,506
   Other shareowners' equity
   due to related party                                    3,000                            (3,000)
   Total shareowners' equity            46,994            24,877           34,290           (2,963)            103,198

   Total liabilities and
   shareowners' equity                $178,293         $  35,302          $34,290          $(5,662)          $ 242,223
                                      ========         =========          =======          =======           =========


(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For three months ended March 31, 2000
                              (Dollars in millions)

                                        AT&T              AT&T
                                    Common Stock        Wireless       Liberty Media   Eliminations/    Consolidated
                                        Group             Group            Group       Reclasses(1)       AT&T Corp.
                                        -----             -----            -----       ------------       ----------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                $ 2,314            $ 228            $             $  (14)           $ 2,528

   INVESTING ACTIVITIES

   Capital expenditures and other
   additions                            (2,418)            (818)                                            (3,236)

   Equity investment distributions
   and sales                               391               26                                                417
   Equity investment contribution
   and purchases                          (985)             (74)                                            (1,059)
   Net acquisitions of businesses
   net of cash acquired/disposed          (188)                                                               (188)
   Other                                (1,153)             (82)                            300               (935)

   NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                 (4,353)            (948)                            300             (5,001)

   FINANCING ACTIVITIES

   Proceeds from long-term debt
   issuance                                739                                                                 739

   Retirement of long-term debt         (1,009)                                               2             (1,007)

   Dividends paid on common stock         (703)                                                               (703)

   Increase (decrease) in
   short-term borrowings, net            3,179                                                               3,179

   Other                                (1,094)             725                            (288)              (657)

   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                  1,112              725                            (286)             1,551

   Net (decrease) increase in cash
   and cash equivalents                   (927)               5                                               (922)


   Cash and cash equivalents at
   beginning of year.                    1,019                5                                              1,024


   Cash and cash equivalents at
   end of period.                      $    92            $  10            $             $                 $   102
                                       =======            =====            =====         ======            =======


(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

(o)      NEW ACCOUNTING PRONOUNCEMENT

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. AT&T does not expect that the adoption of SFAS No. 140 will have a material impact on AT&T's results of operations, financial position or cash flows.

(p)      SUBSEQUENT EVENTS

         On May 7, 2001, AT&T agreed to sell our 99.75% interest in an entity owning the Baltimore Maryland cable-system serving approximately 110,000 customers to Comcast for approximately $0.5 billion. Pending certain closing conditions and regulatory approvals, the transaction is expected to close in second or third quarter of 2001.

         On April 30, 2001, AT&T received 63.9 million common shares of AT&T common held by Comcast Corporation in exchange for an entity owning cable-systems which serves approximately 590 thousand customers in six states. The transaction resulted in a pretax loss of $0.3 billion.

         On April 27, 2001, AT&T completed the sale announced on February 27, 2001, of our 10% stake in Japan Telecom Co. Ltd to Vodafone Group plc for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group. The transaction resulted in a pretax gain of approximately $0.9 billion.

         On April 26, 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $0.5 billion of funding. Under the program, a small percentage of consumer accounts receivable will be sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary, which assigns interests in such receivables to unrelated third-party financing entities. The proceeds will be used for general corporate purposes, including the repayment of commercial paper.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

AT&T Corporation (AT&T) is among the world's communications leaders, providing voice, data, video and broadband telecommunications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance; regional, local and wireless communications services; cable television and Internet communications services. We also provide directory and calling-card services to support our communications business.

TRACKING STOCKS

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

RESTRUCTURING OF AT&T

On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units. Upon completion of the plan, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer will all be represented by asset-based or tracking stocks.

As part of the first phase of the restructuring plan, on April 18, 2001, AT&T announced details of an offer to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. On the same date, AT&T Wireless Services, Inc., filed its initial registration statement in connection with the planned split-off. Under the terms of the exchange offer, AT&T will issue 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered and not withdrawn, subject to specified conditions. Following the exchange offer and subject to receipt of specific conditions, AT&T plans to split-off AT&T Wireless Group from AT&T. AT&T intends to retain up to $3 billion of AT&T Wireless shares for future sale, exchange or monetization within six months following the split-off. We expect AT&T Wireless will become an independent, publicly-held company in mid-2001, upon receipt of appropriate tax and other approvals.

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

AT&T expects that these transactions will be tax-free to U.S. shareholders. AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Services rulings. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the timeframes that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareholders in the restructuring.

On April 11, 2001, the Internal Revenue Services ruled that the proposed split-off of Liberty Media Corporation, which will own all of the assets reflected in the Liberty Media Group (LMG), qualifies as a tax-free transaction for AT&T, Liberty Media and their shareowners. AT&T acquired Liberty Media through the acquisition of Tele-Communications, Inc.(TCI). AT&T does not have a controlling financial interest for financial accounting purposes in LMG; therefore, our investment in LMG is accounted for under the equity method in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected as separate line items "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net," in the accompanying consolidated financial statements.

By mid-2001, AT&T plans to convert the LMG tracking stock into an asset-based security and launch Liberty Media Corporation as an independent, publicly-traded company.

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

These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build out, interest costs and income, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

- the risks associated with the implementation of AT&T's restructuring plan, which is complicated and involves a substantial number of different transactions each with separate conditions, any or all of which may not occur as we currently intend, or which may not occur in the timeframe we currently expect,

- the risks associated with each of AT&T's main business units, operating as independent entities as opposed to as part of an integrated telecommunications provider following completion of AT&T's restructuring plan, including the inability of these groups to rely on the financial and operational resources of the combined company and these groups having to provide services that were previously provided by a different part of the combined company,

- the impact of existing and new competitors in the markets in which these groups compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing.

- the impact of oversupply of capacity resulting from excessive deployment of network capacity,

- the ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

- the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

- the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide, nationwide services,

- the ability to establish a significant market presence in new geographic and service markets,

- the availability and cost of capital and the consequences of increased leverage,

- the successful execution of plans to dispose of non-strategic assets as part of an overall corporate deleveraging plan,

- the potential impact of NTT DoCoMo's investment in AT&T, including provisions of the agreements that restrict AT&T Wireless Group's future operations, and provisions that may require AT&T to repurchase NTT DoCoMo's interest in AT&T if AT&T or AT&T Wireless Group fail to meet specified conditions,

- the impact of any unusual items resulting from ongoing evaluations of the business strategies of the company,

- the requirements imposed on the company or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

- the risks and costs associated with the need to acquire additional wireless spectrum for current and future services,

- the risks associated with technological requirements, technology substitution and changes and other technological developments,

-        the results of litigation filed or to be filed against the company,

- the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control, and

-        the risks related to AT&T's investments in LMG and joint ventures.

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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended March 31, 2001 and 2000, and financial condition as of March 31, 2001 and December 31, 2000.

CONSOLIDATED RESULTS OF OPERATIONS

The comparison of first quarter 2001 results with the first quarter of 2000 was impacted by events, such as acquisitions and dispositions, that occurred during these two years. For example, at year-end 2000, we acquired the wireless property in Los Angeles as a result of the AB Cellular redemption of AT&T's equity interest in AB Cellular. Prior to that date, AT&T held a 55.62% equity interest in AB cellular with 50% voting interest and recorded the investment under the equity method of accounting. The consolidation of the Los Angeles property resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Balance Sheet on December 31, 2000 and the results were also included in AT&T's Consolidated Income Statements starting January 2001. In addition, in 2000, we acquired MediaOne and wireless properties in the San Francisco Bay area, which were both included in our first quarter 2001 results, but were not included in the first quarter 2000 results.

Year-over-year comparison was also impacted by the consolidation of At Home Corp. (Excite@Home) beginning September 1, 2000, due to corporate-governance changes, which gave AT&T a controlling interest. At that time and on March 31, 2001, we had an approximate 23% economic interest and 74% voting interest in Excite@Home. The consolidation of Excite@Home resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Balance Sheet and Consolidated Income Statement. The approximate 77% we do not own is reflected in the March 31, 2001 and December 31, 2000 Consolidated Balance Sheets within "Minority Interest" and as a component of "Minority interest income (expense)" in the Consolidated Statement of Income for the three months ended March 31, 2001. For the three months ended March 31, 2000, our ownership interest in Excite@Home was accounted for under the equity method of accounting, with earnings or losses included as a component of "Net losses from other equity investments" in the Consolidated Statement of Income.

Effectively July 1, 2000, the Federal Communication Commission (FCC) eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line businesses. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

REVENUE

                                            For the Three Months
                                               Ended March 31,

                                                2001      2000
Dollars in Millions
Business services                            $ 7,168   $ 7,252
Consumer services                              4,007     5,037
Wireless services                              3,212     2,198
Broadband                                      2,465     1,557
Corporate and Other                              (89)     (143)
Total revenue                                $16,763   $15,901

Total revenue increased 5.4%, or $0.9 billion, in the first quarter of 2001 compared with the prior year period. Approximately $1.0 billion of the increase is due to the impact of acquisitions and the consolidation of Excite@Home partially offset by the elimination of PICC and dispositions. Also contributing to the revenue growth was Wireless Services, data and Internet protocol (IP) growth within Business Services and Broadband. These increases were largely offset by the accelerating declines in long distance voice revenue. We expect long distance revenue to continue to be negatively impacted by ongoing competition and product substitution.

Revenue by segment is discussed in more detail in the segment results section.

OPERATING EXPENSES

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Costs of services and products                $4,837    $3,915

Costs of services and products increased $0.9 billion, or 23.6%, in the first quarter of 2001 compared with the first quarter of 2000. Approximately $0.7 billion of the increase was due to acquisitions, primarily MediaOne, net of dispositions, and the impact of consolidating Excite@Home. The higher costs associated with new outsourcing contracts as well as our growing wireless subscriber base increased expenses by approximately $0.2 billion. The higher wireless expenses primarily related to higher costs of handsets sold due to an increase in gross subscriber additions in the first quarter of 2001 compared with the same period in the prior year.

For the Three Months Ended March 31,            2001      2000

Dollars in Millions
Access and other connection                   $3,286    $3,588

Access and other connection expenses decreased 8.4%, to $3.3 billion in the first quarter of 2001, compared with $3.6 billion in the first quarter of 2000. Included within access and other connection expenses are costs that we pay to connect calls on the facilities of other service providers. Mandated reductions in per-minute access costs and decreased per-line charges effective in the second half of 2000 resulted in lower costs of approximately $0.5 billion. These decreases were partially offset by approximately $0.2 billion of higher costs due to volume increases, as well as higher Universal Service Fund contributions. Since most of these charges are passed through to the customer, the per-minute access-rate and per-line charge reductions and the Universal Service Fund contributions have generally resulted in a corresponding impact on revenue.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Selling, general and administrative           $3,868    $3,289

Selling, general and administrative (SG&A) expenses increased $0.6 billion, or 17.6%, in the first quarter of 2001, compared with the first quarter of 2000. Increased marketing, advertising and customer care in support of our growing Wireless and Broadband businesses drove approximately $0.3 billion of the increase. In addition, $0.4 billion of the increase was due to acquisitions, primarily MediaOne, net of dispositions, and the impact of consolidating Excite@Home. Partially offsetting these increases was cost savings of approximately $0.2 billion as a result of continued cost-control initiatives, primarily from our Consumer Services Business.

For the Three Months Ended March 31,            2001      2000

Dollars in Millions
Depreciation and other amortization           $2,141    $1,566

Depreciation and other amortization expenses increased $0.6 billion, or 36.8%, to $2.1 billion in the first quarter of 2001 compared with the corresponding prior-year period. Approximately half of the increase was due to a higher asset base resulting from continued infrastructure investment, and the remaining increase resulted from acquisitions activity, primarily MediaOne. Capital expenditures were $3.3 billion for the first quarter of 2001 compared with $2.8 billion for the same period in 2000. The primary focus for capital expenditures in 2001 continues to be on the core growth areas of wireless, broadband, data and IP, and local.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Amortization of goodwill, franchise costs
  and other purchased intangibles               $846      $368

Amortization of goodwill, franchise costs and other purchased intangibles increased $0.5 billion to $0.8 billion, or 129.6%, in the first quarter of 2001 compared with the corresponding prior year period. This increase was largely attributable to acquisitions, primarily MediaOne, as well as the consolidation of Excite@Home.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Net restructuring and other charges             $808      $773

During the first quarter of 2001, AT&T recorded $808 million of net restructuring and other charges, which had an approximate $0.21 impact on basic and diluted earnings per share. Included in these charges was $739 million for asset impairment charges related to Excite@Home, and $69 for restructuring and exit costs which consisted of $59 million for cash severance costs, $6 million related to facilities and $4 million related to termination of lease obligations.

The asset impairment charges included $600 recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operates in. Since we consolidate, but only own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our March 31, 2001 Consolidated Statement of Income as "Minority interest income (expense)."

The $59 million of cash severance costs were primarily recorded as a result of synergies created by the MediaOne merger related to approximately 2,350 employees. Approximately 10% of the individuals were management employees and 90% were non-management employees. Nearly 88% of the affected employees have left their positions as of March 31, 2001, and the remaining employees will leave the company by the end of 2001.

This restructuring initiative is projected to yield cash savings of approximately $42 million in 2001 (net of severance benefit pay-outs of approximately $59 million) and approximately $132 million per year thereafter, as well as EBIT savings of approximately $97 million in 2001 and approximately $101 million per year thereafter. We expect increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in costs of services and products and SG&A expenses.

In the second quarter of 2001, we expect to incur additional restructuring charges resulting from MediaOne synergies and work force reductions at Excite@Home.

During the first quarter of 2000, AT&T recorded $773 million of net restructuring and other charges, which included $682 million for restructuring and exit costs associated with AT&T's initiative to reduce costs by the end of 2000, and $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

Included in restructuring and exit costs was $458 million of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately one-half of the individuals were management employees and one-half were non-management employees. Nearly 60% of the affected employees have left their positions as of March 31, 2001, and the remaining employees will leave the company during 2001.

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

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Operating Income                                $977    $2,402

Operating income decreased $1.4 billion, or 59.4%, in the first quarter of 2001 compared with the same period in 2000. The decrease was primarily due to the impact of acquisitions and the consolidation of Excite@Home, which lowered operating income by nearly $1.1 billion. A majority of the impact of operating losses and the restructuring charge generated by Excite@Home was offset in minority interest income (expense), reflecting the approximate 77% of Excite@Home we do not own. Also contributing to the decrease in operating income was the impact of lower revenue in Consumer Services, and higher operating expenses for advanced Broadband services, including digital video, high-speed data and broadband telephony, partially offset by restructuring charges, net of asset impairment, recorded in the first quarter of 2000.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Other (expense) income                       $(2,419)     $668

Other (expense) income for the first quarter of 2001 was an expense of $2.4 billion, compared with income of $0.7 billion in the first quarter of 2000, an increase in expense of $3.1 billion. Effective January 1, 2001, in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." As a result of the reclassification, we recorded a pretax charge of $2.6 billion. Also contributing to the increase in expense were lower net gains on sale of businesses and investments of approximately $0.4 billion.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Interest Expense                                $969      $589

Interest expense increased 64.6%, or $0.4 billion, in first quarter of 2001 compared with the same period in 2000. The increase was primarily due to the higher average debt balance as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition and debt issuance by AT&T Wireless in the quarter.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
(Benefit) provision for income taxes           $(335)     $509

The (benefit) provision for income taxes was a benefit of $0.3 billion in the first quarter of 2001 compared with an expense of $0.5 billion in the first quarter of 2000. The decrease in expense was primarily due to a net loss before income taxes in the first quarter of 2001, compared with earnings before income taxes in the first quarter of 2000. The effective tax rate for the quarter was 13.9%, compared with 20.5% for the first quarter of 2000. The first quarter 2001 effective tax rate was impacted by a charge associated with the adoption of SFAS No. 133, as well as a non tax-deductible asset impairment charge recorded related to Excite@Home. The first quarter of 2001 effective tax rate was also negatively impacted by the consolidation of operational losses of Excite@Home, which is unable to record tax benefits on its pretax losses, and higher non tax-deductible goodwill amortization. The first quarter 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable-systems and other assets with Cox, and the benefit of the write-off of the related deferred tax liability.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Minority interest income (expense)              $650      $(44)

Minority interest income (expense), which is recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. The $0.7 billion decrease in minority interest for the first quarter ended March 31, 2001, as compared with the corresponding prior-year period resulted from the consolidation of Excite@Home effective September 1, 2000. The minority interest income in 2001 primarily reflects losses generated by Excite@Home, including an asset impairment charge that were attributable to the approximate 77% of Excite@Home not owned by AT&T. The income tax benefit recorded on minority interest income (expense) was $87 million and $26 million for the first quarter of 2001 and 2000, respectively.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Equity (losses) earnings from Liberty
  Media Group                                  $(697)      $942

Equity losses from LMG, which are recorded net of income taxes , were $0.7 billion in the first quarter of 2001, compared with earnings of $0.9 billion for the same period in 2000. The decline was primarily due to lower gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, the impairment charges recorded on LMG's investments to reflect other than temporary declines in value also contributed to the decline. These were partially offset by tax benefits recorded in the quarter associated with the net loss before cumulative accounting change compared with tax expense in the prior year quarter associated with net earnings.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Net losses from other equity
  Investments                                   $136      $187

Net losses from other equity investments, which were recorded net of income taxes, were $0.1 billion in the first quarter of 2001, a 27.0% decrease compared with the first quarter of 2000. This decrease was primarily due to the consolidation of Excite@Home and higher earnings related to Cablevision Systems Corp. reflecting a gain associated with the swap of cable properties, partially offset by higher losses from its normal business operations. Partially offsetting these decreases were higher equity losses from various investments including Concert, as well as equity earnings in the first quarter of 2000 from investments sold in 2000. The income tax benefit recorded on net losses from other equity investments were $102 million and $115 million for the first quarter of 2001 and the first quarter of 2000, respectively.

For the Three Months Ended March 31,            2001      2000
Dollars in Millions
Cumulative effect of accounting change        $1,915      $  -

Cumulative effect of accounting change, net of applicable income taxes, was $1.4 billion, in the first quarter of 2001 for AT&T Group. It represented fair value adjustments of debt instruments including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio due to the adoption of SFAS No. 133. In addition, we also reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." The impact of reclassification was recorded as a reduction to other income.

Cumulative effect of accounting change, net of applicable income taxes, was $0.5 billion, for Liberty Media Group in the first quarter of 2001. The increase was primarily due to separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

For the Three Months Ended March 31,                 2001           2000
Dollars in Millions
Dividend requirements of preferred stock           $ 181           $  -

Dividend requirements of preferred stock were $0.2 billion in the first quarter of 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo.

For the Three Months Ended March 31,                2001           2000
AT&T Common Stock Group:
(Losses) income                                    $ (366)        $1,741

(Dollars in Millions, except per share
  amounts)
AT&T Common Stock Group - per basic share:
(Losses) earnings - before cumulative effect
  of accounting change                             $(0.46)        $ 0.55
Cumulative effect of accounting change               0.36              -
AT&T Common Stock Group (losses) earnings          $(0.10)        $ 0.55

AT&T Common Stock Group - per diluted share:
(Losses) earnings - before cumulative effect
  of accounting change                             $(0.46)        $ 0.54
Cumulative effect of accounting change               0.36              -
AT&T Common Stock Group (losses) earnings          $(0.10)        $ 0.54

AT&T Wireless Group:
Losses                                             $    7             -
Losses per basic and diluted                       $ 0.02             -

Liberty Media Group:
(Losses) earnings                                  $ (152)        $  942

Liberty Media Group - per basic and diluted share:
(Losses) earnings - before cumulative effect
  of accounting change                             $(0.27)        $ 0.37
Cumulative effect of accounting change               0.21              -
Liberty Media Group (losses) earnings              $(0.06)        $ 0.37

Losses per diluted share attributable to the AT&T Common Stock Group were $0.10 in the first quarter of 2001 compared with EPS on a diluted basis of $0.54 in the first quarter of 2000. The decrease was primarily driven by lower operating income, lower gains on the sales of businesses and investments, and the net impact of the adoption of SFAS No. 133, which includes a 0.42 per share charge relating to the revaluation of certain securities reclassified from "available-for-sale" to "trading" and a benefit of $0.36 per share relating to the cumulative effect of adoption. Also contributing to the decrease in earnings was increased interest expense, partially offset by higher minority interest income.

Losses per diluted share attributable to Liberty Media Group (LMG) were $0.06 in the first quarter of 2001, compared with earnings of $0.37 on a diluted basis, in the first quarter of 2000. The decline was primarily due to lower gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, the impairment charges recorded on LMG's investments to reflect other than temporary declines in value also contributed to the decline. These were partially offset tax benefits recorded in the quarter associated with the net loss before cumulative accounting change compared with tax expense in the prior year quarter associated with net earnings as well as by the cumulative effect of the accounting changes due to the adoption of SFAS 133.

SEGMENT RESULTS

In support of the services we provide, we segment our results by the business units that support our primary lines of business: Business Services, Consumer Services, Wireless Services and Broadband. The balance of AT&T's operations, excluding LMG is included in a Corporate and Other category. Although not a segment, we also discuss the results of LMG.

The discussion of segment results includes revenue; EBIT (earnings before interest, taxes, the cumulative effect of accounting changes and dividend requirements on preferred stock); EBITDA [EBIT excluding depreciation and amortization, and minority interest (expense) income other than Excite@Home's minority (expense) interest]; total assets, and capital additions. The discussion of EBITDA for Wireless Services and Broadband is modified to exclude other income and net losses from equity investments. Total assets for each segment generally include all assets, except intercompany receivables. However, our Wireless Services segment included intercompany receivables from AT&T and the related interest income since these assets relate to the results of the AT&T Wireless Group tracked business. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as earnings before interest, taxes, the cumulative effect of accounting changes and dividend requirements on preferred stock. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT, excluding depreciation and amortization, minority interest (expense) income other than Excite@Home's minority (expense) interest. Interest and taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it provides analysis of operating results using the same measures used by AT&T's chief operating decision makers and provides a return on total capitalization measure. We believe EBITDA is meaningful to investors as a measure of each segment's liquidity consistent with the measure utilized by our chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was deficit of $1.1 billion and earning of $2.7 billion for the quarters ended March 31, 2001 and 2000, respectively. EBITDA for AT&T was $1.9 billion and $4.8 billion for the three months ended March 31, 2001 and 2000, respectively. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and taxes which can affect cash flow.

In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes enacted since the publication of our 2000 annual results. The changes are as follows: The Business Services segment was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes. Total assets for our reportable segments generally include all asset, except intercompany receivables. However, our Wireless Services Segment included intercompany receivables from AT&T and the related interest income since these assets relate to the results of the AT&T Wireless Group tracked businesses.

Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, when we create tracking stocks for our Consumer and Broadband units, we will begin allocating `pure' corporate overhead to these units. See note (b) for further detail on our restructuring plan.

BUSINESS SERVICES

Our Business Services segment offers a variety of global communications services, including long distance, local, and data and IP networking to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Business Services is also a provider of voice, data and IP transport to service resellers (wholesale services).

Business Services includes AT&T Solutions, the company's professional-services outsourcing business, which provides seamless solutions that maximize the competitive advantage of networking-based electronic applications for global clients. AT&T Solutions also provides e-infrastructure and high-availability services to enterprise clients, and manages AT&T's unified global network. Business Services also includes the results of International ventures and operations.

                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2001         2000
External revenue                     $ 6,940      $ 7,094
Internal revenue                         228          158
Total revenue                          7,168        7,252

EBIT                                   1,018        1,146
EBITDA                                 2,036        2,152

OTHER ITEMS

Capital additions                    $ 1,287      $ 1,366

                                   At March 31,   At Dec. 31,
                                        2001         2000
Total assets                         $42,562      $42,747


REVENUE

Business Services revenue declined $0.1 billion, or 1.2%, in the first quarter of 2001 compared with the first quarter of 2000. The decrease was primarily due to a decline in long distance voice revenue of approximately $0.5 billion, offset by growth in data/IP of approximately $0.4 billion.

Long distance voice services revenue declined at a low-teens percentage rate in the first quarter due to a declining average price per minute reflecting the competitive forces within the industry that are expected to continue. Partially offsetting this decline was a mid single-digit percentage growth rate in minutes.

Data services, which represent the transportation of data, rather than voice, along our network, grew at a high-teens percentage rate in the first quarter. Growth was led by the continued strength of frame relay services; IP services, which include IP-connectivity services and virtual private network (VPN) services; and high-speed private-line services.

AT&T Solutions outsourcing revenue grew at a mid-teens percentage rate in the first quarter primarily due to growth from new contract signings and add-on business from existing clients.

Local voice services revenue grew at a low-teens percentage rate in the first quarter. AT&T added approximately 90,000 access lines in the first quarter bringing total access lines in service as of March 31, 2001 to almost 2.4 million, an increase of 42.5% compared to March 31, 2000. AT&T serves more than 6,000 buildings on-net representing a 3.2% increase compared to March 31, 2000.

Business Services internal revenue increased $0.1 billion, or 44.6%, in the first quarter as a result of greater sales of business long distance services to other AT&T units that resell such services to their external customers, primarily Broadband, Wireless Services and Excite@Home.

EBIT/EBITDA

EBIT and EBITDA declined $0.1 billion, or 11.2% and 5.4%, respectively, in the first quarter of 2001 compared with the same period last year. The decline primarily reflects the impact of pricing pressure within the long distance voice business as well as the shift from higher margin long distance services to lower margin growth services. The decline also reflects the impact of equity losses recorded for Concert in the first quarter of $0.1 billion, representing a decrease of approximately $0.2 billion compared to the first quarter of 2000. Mostly offsetting the overall decrease was lower restructuring charges of $0.4 billion in the first quarter of 2001. For the remainder of 2001, Concert is expected to continue to generate operating losses. Currently, Concert is considering restructuring its business in order to return to profitability. These actions could result in significant restructuring charges. In addition, AT&T and BT are discussing ways to improve the performance of the Concert business. These discussions include a variety of strategic alternatives, including the acquisition of, or other business combination of our business services operations with BT's business services unit. We have also considered narrowing the scope of Concert's business, as well as its termination as a joint venture.

OTHER ITEMS

Capital additions decreased $0.1 billion, or 5.8%, in the first quarter of 2001 compared to the first quarter of 2000.

Total assets decreased $0.2 billion, or 0.4%, at March 31, 2001 compared with March 31, 2000.

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

                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2001         2000
Revenue                               $4,007       $5,037
EBIT                                   1,318        1,658
EBITDA                                 1,365        1,715

OTHER ITEMS

Capital additions                     $   22       $   23

                                   At March 31,   At Dec. 31,
                                        2001         2000
Total assets                          $2,768       $3,150

REVENUE

Consumer Services revenue declined 20.5%, or 1.0 billion, in the first quarter of 2001 compared with the first quarter of 2000. The decline was primarily due to a decline in traditional voice services, such as Domestic Dial 1, reflecting the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures. In addition, approximately $0.3 billion decline was related to the elimination of per-lines charges in 2000. Also negatively impacting revenue was product substitution and market migration away from direct-dial wireline and higher priced calling-card services to lower-priced prepaid-card services.

The calling volume decline was in the low-teen percentage rate in the first quarter of 2001 primarily due to both the competition in the long distance industry and production substitution which we expect will continue to negatively impact Consumer Services revenue.

EBIT/EBITDA

EBIT and EBITDA for Consumer Services declined 20.5% and 20.4%, respectively, in the first quarter of 2001 compared with the first quarter of last year. The declines were primarily driven by impacts of lower revenue partially offset by cost-control initiatives.

OTHER ITEMS

Capital additions was essentially flat in the first quarter of 2001 compared with the year-ago quarter.

Total assets declined $0.4 billion in the first quarter to $2.8 billion at March 31, 2001. The decline was primarily driven by lower accounts receivables, reflecting lower revenue.

WIRELESS SERVICES
Our Wireless Services segment offers wireless voice and data services and products to customers in our 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or PCS) markets. Wireless Services also includes certain interests in partnerships and affiliates that provide wireless services in the United States and internationally, aviation-communications services and fixed wireless. Fixed wireless services provide high-speed Internet access and any-distance voice services using wireless technology to residential and small business customers.

                               Three months
                                  Ended
                                March 31,
Dollars in millions            2001      2000
Revenue                     $ 3,212   $ 2,198
EBIT                            118       111
EBITDA*                         717       401

OTHER ITEMS

Capital additions           $ 1,904     1,390

                          At March 31,  At December 31,
                              2001        2000
Total assets                $46,930     $35,184

*EBITDA for Wireless Services excludes net pretax (losses) earnings from equity investments and other income.

REVENUE

Wireless Services revenue grew $1.0 billion, or 46.2%, to $3.2 billion in the first quarter of 2001 compared with the first quarter of 2000. Approximately $0.5 billion of the growth was due to acquisitions, primarily Bay Area Properties acquired in June 2000 and the Los Angeles market acquired in December 2000. The remaining increase was due to subscriber growth, slightly offset by a decline in average monthly revenue per user (ARPU).

Consolidated subscribers grew 57.7% during the first quarter of 2001 to 15.7 million from 10.0 million for the first quarter of 2000. This growth included approximately 3 million subscribers from acquisitions closed subsequent to the first quarter of 2000. ARPU was $62.20 for the first quarter of 2001, a 7.4% decrease compared with the first quarter of 2000. AT&T Wireless Group's average monthly churn rate in the first quarter of 2001 was 3.0% compared with 2.9% in the first quarter of 2000. The decline in ARPU and the increase in average monthly churn are primarily a result of competitive pricing pressures, expansion into a broader base of consumer segments, including prepaid wireless services, and the impact of acquisitions which closed subsequent to the first quarter of 2000.

EBIT/EBITDA

EBIT increased $7 million, or 6.5%, to $0.1 billion in the first quarter of 2001 compared with the first quarter of 2000. The increase was primarily due to higher revenue associated with the mobility business. However, these increases were partially offset by higher SG&A and network costs to support growth in subscribers and the wireless network, higher depreciation and amortization expenses associated with an increased asset base and higher net pretax losses from equity investments.

EBITDA, which excludes net pretax (losses) earnings of equity investments and other income, increased $0.3 billion, or 78.9%, in the first quarter of 2001 to $0.7 billion compared with the prior year quarter. The improvement was primarily driven by revenue growth associated with the mobility business. These improvements were partially offset by related increase in expenses associated with subscriber growth.

OTHER ITEMS
Capital additions increased $0.5 billion in the first quarter of 2001 to $1.9 billion compared with the first quarter of 2000. The increase was primarily driven by capital expenditures to upgrade and increase network capacity and improve network quality.

Total assets were $47.0 billion as of March 31, 2001, an increase of $11.7 billion, or 33.4%, compared with December 31, 2000. $6.3 billion of the increase was due to the net proceeds from the Senior Notes offering. Also contributing to the increase was $6.2 billion of proceeds from the NTT DoCoMo investment that was allocated to AT&T Wireless Group from AT&T. These amounts received were loaned back to AT&T, in the form of an intercompany receivable. These increases were partially offset by the repayment of short-term debt due to AT&T.

BROADBAND
Our Broadband segment offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as digital video service, high-speed data service and broadband telephony service.

                                   Three months     Three month
                                       ended          ended
                                     March 31,      March 31,
Dollars in Millions                     2001           2000
Revenue                              $ 2,465        $ 1,557
EBIT                                    (508)           236
EBITDA excluding other income            394            329

OTHER ITEMS

Capital additions                    $   910        $ 1,344

                                   At March 31,     At Dec. 31,
                                      2001           2000
Total assets                        $114,191       $114,848

*EBITDA for Broadband excludes net losses from equity investments and other income

Results of operations for the three months ended March 2001, include the results of MediaOne since its acquisition on June 15, 2000, while the three months ended March 2000, does not include any results of MediaOne.

REVENUE

Broadband revenue grew $0.9 billion, or 58.3% for the three months ended March 31, 2001 compared with the corresponding prior year period. Approximately $0.8 billion of the increase in revenue was due to the acquisition of MediaOne in 2000. In addition, revenue from advanced services (digital video, high-speed data, and broadband telephony) contributed approximately $0.1 billion to the increase.

At March 31, 2001, Broadband serviced approximately 15.9 million basic cable customers, passing approximately 28.1 million homes, compared with 11.1 million basic cable customers, passing approximately 19.2 million homes at March 31, 2000. At March 2001, we provided digital video service to approximately 3.1 million customers, high-speed data service to approximately 1.3 million customers and broadband telephony service to approximately 0.7 million customers. This compares with nearly 2.0 million digital-video customers, approximately 0.3 million high-speed data customers, and nearly 40,000 broadband telephony customers at March 31, 2000.

EBIT/EBITDA

EBIT for the first quarter ended March 31, 2001 was a deficit of $0.5 billion, a decline of $0.7 billion from EBIT of $0.2 billion for the comparable prior year period. This decline was primarily due to $0.4 billion of gains on sales of businesses and investments, recorded in the first quarter of 2000, primarily gains on the swap of cable properties with Cox as well as the prior year sale of our investment in Lenfest. Also contributing to the decline was the impact of the acquisition of MediaOne, including higher amortization of goodwill and purchased intangibles, and higher expenses associated with high-speed data and broadband telephony services of approximately $0.5 billion. These decreases were offset by $0.2 billion of lower pretax losses from equity investments.

EBITDA, which excludes net losses from equity investments and other income, was $0.4 billion for the three months ended March 31, 2001 an improvement of $0.1 billion, or 19.9% from the comparable prior year period. This improvement was primarily due to the acquisition of MediaOne offset by increased expenses associated with high-speed data and broadband telephony services.

OTHER ITEMS

Capital additions decreased 32.3% to $0.9 billion at March 31, 2001, as compared with $1.3 billion at March 31, 2000. This decrease was primarily driven by decreased contributions to various nonconsolidated investments, slightly offset by increased property, plant and equipment.

Total assets at March 31, 2001, were $114.2 billion compared with $114.9 billion at December 31, 2000. The decrease in total assets at March 31, 2001 is primarily due to lower mark-to-market valuations on certain investments.

CORPORATE AND OTHER
This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home.

                                          Three months
                                             ended
                                            March 31,
Dollars in Millions                     2001         2000
Revenue                              $   (89)      $ (143)
EBIT                                  (3,062)        (453)
EBITDA                                (2,877)        (308)

OTHER ITEMS

Capital additions                    $   183      $    30

                                   At March 31,  At Dec. 31,
                                        2001         2000
Total assets                         $   618      $12,004

REVENUE

Revenue for corporate and other primarily includes the elimination of intercompany revenue of negative $0.3 billion ($97 million increase from prior year) and revenue from Excite@Home of approximately $0.1 billion which was consolidated beginning September 1, 2000. The Corporate and other revenue decline was primarily due to the higher intercompany elimination as a result of higher sales from Business Services to Wireless and Broadband.

EBIT/EBITDA

EBIT and EBITDA each declined $2.6 billion to deficits of $3.1 billion and $2.9 billion, respectively, in the first quarter of 2001 compared with the first quarter of 2000. The decline was primarily due to the adoption of SFAS 133 in the quarter, which resulted in a charge of approximately $2.6 billion. Also contributing to the decline was asset impairment charges, net of minority interest, of $0.3 billion recorded by Excite@Home and AT&T related to Excite@home.

OTHER ITEMS
Capital additions increased approximately $0.2 billion in the first quarter of 2001 compared with the first quarter of 2000. The increase was driven by the capital additions of Excite@Home of $0.1 billion.

Total assets declined $11.4 billion during the first quarter of 2001 to $0.6 billion. The decline was primarily driven by elimination of intercompany receivables with AT&T Wireless Group of approximately $10.6 billion.

LIBERTY MEDIA GROUP RESULTS

Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Losses from LMG were $0.2 billion for the three months ended March 31, 2001, compared with earnings of $0.9 billion for the three months ended March 31, 2000. The decline was primarily due to lower gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, the impairment charges recorded on LMG's investments to reflect other than temporary declines in value also contributed to the decline. These were partially offset tax benefits recorded in the quarter associated with the net loss before cumulative accounting change compared with tax expense in the prior year quarter associated with net earnings as well as by the cumulative effect of the accounting changes due to the adoption of SFAS 133.

LIQUIDITY

For the Three Months Ended March 31,                2001      2000
Dollars in millions

CASH FLOWS:
  Provided by operating activities                $1,938    $2,528
  Used in investing activities                    (3,184)   (5,001)
  Provided by financing activities                 1,256     1,551

In the first quarter of 2001, net cash provided by operating activities decreased $0.6 billion, compared with the prior year period. The decrease was primarily driven by decreases in accounts payable and net income excluding the noncash income items. These decreases were partially offset by lower receivables.

AT&T's investing activities resulted in a net use of cash of $3.2 billion for the first quarter of 2001, compared with use of cash of $5.0 billion for the first quarter of 2000. During the first quarter of 2001, AT&T paid approximately $3.9 billion for capital expenditures and received approximately $0.6 billion primarily related to the net dispositions of businesses. During the first quarter of 2000, AT&T spent approximately $3.2 billion on capital expenditures, $1.1 billion primarily for investments in cable and wireless businesses and loaned $1.0 billion to Concert.

During the first quarter of 2001, net cash provided by financing activities was $1.3 billion, compared with $1.6 billion for the first quarter of 2000. During the first quarter of 2001, AT&T received $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo and $6.5 billion from the bond offering completed by AT&T Wireless, proceeds which in part were used to repay short-term debt of $14.7 billion. During the first quarter of 2000, AT&T received $3.2 billion from the issuance of short-term notes. This source of cash was partially offset by the repayment of long-term debt of $1.0 billion and the payment of dividends of $0.8 billion.

At March 31, 2001, we had current assets of $16.3 billion and current liabilities of $34.4 billion. A significant portion of the current liabilities, $17.2 billion, relates to short-term notes, the majority of which were commercial paper or debt with an original maturity of one year or less. During the first quarter of 2001, we continued to make progress in reducing our debt. We have used proceeds received from the NTT DoCoMo transaction and the Wireless bond offering to retire $14.7 billion of the short-term debt. We expect that we will retire a portion of the remaining short-term debt with other financing arrangements, including the monetization of publicly-held securities, sales of certain non-strategic assets and investments, and securitization of certain accounts receivable. During the quarter we have closed or announced the sale of investments or assets, which will result in gross cash proceeds of approximately $4.8 billion. Subsequent to March 31, 2001, we also entered into a program to securitize a small percentage of our Consumer accounts receivable to receive up to $0.5 billion, which will be used to retire a portion of the commercial paper.

At March 31, 2001, we had a current liability of $2.6 billion, reflecting our obligation under put options held by Comcast and Cox. In January 2001, Comcast and Cox exercised their rights under the put options and elected to receive AT&T stock in lieu of cash. In addition, on February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. On May 14, 2001, we named Credit Suisse First Boston as our investment banker for the registration process under the TWE partnership agreement. We also have requested Cablevision Systems Corporation (Cablevision) to register for sale up to 30 million Cablevision shares currently owned by AT&T.

In connection with the planned split-off of AT&T Wireless, we announced that we will retain up to $3 billion in shares of AT&T Wireless Services, which we will dispose of within six months following the split-off. Another aspect of our restructuring is the expected sale, in late-2001, of a new class of stock which will track our Broadband business.

AT&T is in a joint venture with Alaska Native Wireless (ANW), which participated in the Federal Communication Commission's recent auction of license spectrum. In January 2001, the auction was completed, and ANW was the highest bidder on approximately $2.9 billion in licenses. AT&T has committed to contribute $2.6 billion to fund this purchase. As of March 31, 2001, AT&T Wireless Group funded approximately $309 of the commitment and has committed to provide the remaining approximate $2.3 billion when such licenses are granted.

Since the announced restructuring plans to create four new businesses, AT&T's debt ratings have been under review by the applicable rating agencies. As a result of this review, AT&T's ratings have been either downgraded and/or put on credit watch with negative outlook. These actions will result in an increased cost of future borrowings and will limit our access to the capital markets.

AT&T is pursing various measures to reduce its debt level. However, there can be no assurance that we will be able to obtain financing on terms that are acceptable to us. If these efforts cannot be completed successfully or on terms and within the timeframe contemplated, AT&T's financial condition would be materially adversely affected. Some of these adverse conditions include the company's ability to pursue acquisitions or make capital expenditures to expand its network and cable plant, or pay dividends.

On December 28, 2000, we entered into a 364-day, $25 billion revolving-credit facility syndicated to 39 banks. This facility was reduced to $17.5 billion primarily as a result of the NTT DoCoMo investment of $9.8 billion, the AT&T Wireless bond offering and the sale of Japan Telecom. The 364-day facility exists principally as a back-up source to our commercial paper program. On March 31, 2001, this facility was unused and AT&T has no current plans to borrow against this facility. In addition, on March 23, 2001, AT&T Wireless Services entered into $2.5 billion in revolving credit facilities. The facilities include a 364-day tranche and a 5-year tranche. The facilities are for general corporate purposes.

Also in connection with our restructuring plan, we have reviewed our dividend policy as it relates to each of the new businesses. On December 20, 2000, we announced that the board of directors reduced AT&T's quarterly dividend to $0.0375 per share, from $0.22 per share.

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

FINANCIAL CONDITION

                                   March 31,         December 31,
                                     2001                2000
Total assets                       $241,141            $242,223
Total liabilities                   118,881             129,432
Total shareowners' equity           103,963             103,198

Total assets decreased $1.0 billion, or 0.4%, to $241.1 billion at March 31, 2001 from $242.2 billion at December 31, 2000. The decrease was primarily due to reduced goodwill, primarily driven by the Excite@Home impairment charge, lower trade receivables and the lower market value of our short-term investments. Partially offsetting this decrease was an increase in property, plant and equipment resulting from capital expenditures net of depreciation.


Total liabilities decreased $10.6 billion, or 8.2%, to $118.9 billion at March 31, 2001 from $129.4 billion at December 31, 2000. This decrease primarily resulted from the payment of short-term debt and accounts payable with the proceeds from the NTT DoCoMo agreement. Partially offsetting this decrease was the issuance of $6.5 billion in long-term debt through AT&T Wireless Services.


Minority Interest decreased $0.7 billion, or 13.5%, to $4.2 billion at March 31, 2001 from $4.9 billion at December 31, 2000. This decrease primarily reflects the losses of Excite@Home, primarily driven by an asset impairment charge.

Total shareowners' equity increased $0.8 billion, or 0.7%, to $104.0 billion at March 31, 2001 from $103.2 billion at December 31, 2000. This increase primarily resulted from the issuance of stock to acquire cable-systems from Cablevision, and an increase in additional paid-in capital related to the NTT DoCoMo warrants, as well as issuance of stock in connection with our employee benefit plans.


Net debt-to-annualized EBITDA was 3.51x at March 31, 2001 as compared with 3.28x at December 31, 2000, reflecting lower EBITDA partially offset by lower debt. The debt ratio (debt divided by total debt and equity) was 39.5% at March 31, 2001 as compared with 46.2% at December 31, 2000. For purposes of this calculation, equity includes the convertible quarterly trust preferred securities, redeemable preferred stock of subsidiary as well as convertible preferred stock. The decrease in debt-to-capital was driven by the repayment of short-term debt offset somewhat by the issuance of wireless bonds.


In addition, included in debt is approximately $8.6 billion of notes, which are exchangeable into or collateralized by securities we own. Excluding this debt, the ratio of debt to total capital at March 31, 2001 was 35.6%.

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

Assuming a 10% downward shift in interest rates at March 31, 2001, the fair value of unhedged debt would have increased by approximately $0.6 billion.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. AT&T does not expect that the adoption of SFAS No. 140 will have a material impact on AT&T's results of operations, financial position or cash flows.

SUBSEQUENT EVENTS

On May 7, 2001, AT&T agreed to sell our 99.75% interest in an entity owning the Baltimore Maryland cable-system serving approximately 110,000 customers to Comcast for approximately $0.5 billion. Pending certain closing conditions and regulatory approvals, the transaction is expected to close in second or third quarter of 2001.

On April 30, 2001, AT&T received 63.9 million common shares of AT&T common held by Comcast Corporation in exchange for an entity owning cable-systems which serves approximately 590 thousand customers in six states. The transaction resulted in a pretax loss of $0.3 billion.

On April 27, 2001, AT&T completed the sale announced on February 27, 2001, of our 10% stake in Japan Telecom Co. Ltd to Vodafone Group plc for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group. The transaction resulted in a pretax gain of approximately $0.9 billion.

On April 26, 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $0.5 billion of funding. Under the program, a small percentage of consumer accounts receivable will be sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary, which assigns interests in such receivables to unrelated third-party financing entities. The proceeds will be used for general corporate purposes, including the repayment of commercial paper.

           AT&T WIRELESS GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AT&T WIRELESS GROUP OVERVIEW

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

AT&T's board of directors may change or supplement the policies set forth in the tracking stock policy statements and our by-laws in the sole discretion of our board of directors, subject to the provisions of any inter-group agreement but without approval of our shareholders. In addition, the fact that we have separate classes of common stock could give rise to occasions when the interests of the holders of AT&T common stock, AT&T Wireless Group tracking stock and Liberty Media Group tracking stock diverge, conflict or appear to diverge or conflict. AT&T's board of directors would make any change or addition to the policies set forth in the tracking stock policy statements or our by-laws, and would respond to any actual or apparent divergence of interest among our groups, in a manner consistent with its fiduciary duties to AT&T and all of our shareholders after giving consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of our shares.

You should consider that as a result of the flexibility provided to our board of directors, it may be difficult for investors to assess the future prospects of a tracking stock group based on that group's past performance.

AT&T Wireless Group is a wireless telecommunications company which primarily provides domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (Personal Communications Services, or
PCS) markets. Additionally, AT&T Wireless Group offers wireless local telephone and internet services to residential customers through its Fixed Wireless business. AT&T Wireless Group also holds equity interests in various domestic and international wireless communications ventures and partnerships.

On April 27, 2000, AT&T completed an offering of 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock at an offering price of $29.50 per share. AT&T Wireless Group tracking stock is a class of AT&T common stock, which is intended to provide holders with financial returns based on the financial performance and economic value of AT&T's wireless services' businesses. AT&T Wireless Group tracking stock issued in the offering reflected only a portion of the authorized shares. The remaining 84.4% was reserved for the benefit of AT&T Common Stock Group (which consists of the operations of AT&T other than those attributed to AT&T tracking stocks) and is intended to be reflected in AT&T common stock. See below for discussion of the investment by NTT DoCoMo which closed in January 2001. As a result of the DoCoMo investment, assuming conversion, AT&T Common Stock Group would retain an approximate 70% economic interest in AT&T Wireless Group.

The combined financial statements of AT&T Wireless Group primarily include the legal entity results of AT&T Wireless Services, Inc. and its subsidiaries (AWS) and AT&T Wireless Group, LLC (AWG), both of which were direct subsidiaries of AT&T Corp., as of March 31, 2001. AWG will be transferred to AWS prior to the split-off.

On October 25, 2000, as part of its restructuring plan, AT&T announced its decision to present an exchange offer to AT&T common shareowners to allow them to exchange any portion of shares of AT&T common stock for shares of AT&T Wireless Group tracking stock, subject to pro-ration. AT&T released details of its exchange offer on April 18, 2001 and anticipates that the exchange offer will be completed during the second quarter of 2001. Under the terms of the exchange offer, AT&T will issue 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered and not withdrawn, subject to specified conditions. AT&T Wireless Group will continue to be a part of AT&T following the completion of the exchange offer. This exchange offer will result in an increase in the percentage of outstanding shares held by public shareholders and a decrease to the percentage reserved for the benefit of AT&T Common Stock Group.

In connection with its restructuring plan, following the completion of the exchange offer and subject to certain conditions, AT&T intends to split-off AT&T Wireless Group from AT&T. These conditions include the receipt of a favorable ruling on the split-off from the Internal Revenue Service (IRS) and satisfaction of conditions contained in an AT&T credit agreement, including the repayment of AT&T Wireless Group's intercompany obligations to AT&T.

On April 18, 2001, AT&T Wireless Services, Inc., filed its initial registration statement in connection with the planned split-off. The split-off, which is anticipated to be completed in mid-2001, will include several steps. These steps include transferring substantially all of the assets and liabilities of AT&T Wireless Group to AT&T Wireless Services, Inc., mandatorily exchanging all issued and outstanding shares of AT&T Wireless Group tracking stock, including those shares issued in the exchange offer as well as the shares held by DoCoMo, for shares of AT&T Wireless Services, Inc. common stock, and distributing a majority of the shares of AT&T Wireless Services, Inc. common stock held by AT&T Common Stock Group, to holders of AT&T common stock on a pro rata basis. AT&T intends to retain up to $3 billion of AT&T Wireless Services, Inc. common stock for its own account for sale or exchange within six months of the split-off, subject to receipt of a satisfactory IRS ruling.

DOCOMO INVESTMENT

In January 2001, NTT DoCoMo, a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, is intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Group, through AWS and AWG, was allocated $6.2 billion of the gross proceeds from DoCoMo's $9.8 billion investment in AT&T. Additionally, AT&T Wireless Group was allocated $18 of costs associated with the transaction. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T's retained portion of AT&T Wireless Group's value. Following the split-off, this investment will be converted into approximately 16% of AT&T Wireless Services' common shares. DoCoMo also received warrants at an exercise price of $35 per AT&T Wireless Group tracking share equivalent that would represent an approximate additional 1.6% of AT&T Wireless Services' common shares after the split-off. As part of this investment, AT&T Wireless Group, through AWS, has entered into a strategic alliance with DoCoMo to develop mobile multimedia services on a global-standard, high-speed wireless network. DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T does not complete the split-off by specified dates beginning January 1, 2002, or if AT&T Wireless Group fails to meet specified technological milestones.

AT&T WIRELESS GROUP FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements herein constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements concerning future business prospects, revenue, operating performance, working capital, liquidity, capital needs, and general industry growth rates and AT&T Wireless Group's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, including AT&T Wireless Group's ability to achieve a significant market penetration in new markets. These forward-looking statements are subject to a number of uncertainties and other factors, many of which are outside AT&T Wireless Group's control, that could cause actual results to differ materially from such statements. AT&T and AT&T Wireless Group disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AT&T WIRELESS GROUP COMBINED RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

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

Total revenue increased 46.2% to $3,212 million for the three months ended March 31, 2001, compared with the same period in the prior year. Total revenue increased 25.7% for the three months ended March 30, 2001, compared with the same period for 2000, when adjusted to exclude the impact of the Bay Area Properties and the Los Angeles market for the three months ended March 31, 2001.

The revenue increase for the three months ended March 31, 2001, was primarily due to growth in our mobility business services revenue, driven by strong consolidated subscriber growth, which was slightly offset by a decline in the average monthly revenue per user (ARPU).

Services revenue for the three months ended March 31, 2001, was $2,931 million, an increase of $939 million, or 47.2%, compared with the respective period in 2000.

As of March 31, 2001, AT&T Wireless Group's Mobility business had over 15.7 million consolidated subscribers, an increase of 57.7%, compared with the prior year, including approximately 3 million subscribers associated with acquisitions that closed subsequent to the first quarter of 2000. Net consolidated wireless subscriber additions in the first quarter of 2001 totaled 585 thousand, a 40.0% increase over the prior year quarter. AT&T Wireless Group's average monthly churn rate in the first quarter of 2001 was 3.0% compared with 2.9% in the first quarter of 2000.

AT&T Wireless Group's ARPU for the three months ended March 31, 2001, was $62.20, an decrease of $5.00, or 7.4%, compared with the same period in 2000.

The decline in ARPU is primarily a result of competitive pricing pressures, expansion into a broader base of consumer segments, including prepaid wireless, and the impact of acquisitions which closed subsequent to the first quarter of 2000.

Equipment revenue for the three months ended March 31, 2001, was $281 million, an increase of $75 million, or 36.6%, compared with the same period in 2000. This increase was primarily due to an increase in gross consolidated subscriber additions in the three months ended March 31, 2001, compared with the same period in 2000. AT&T Wireless Group supplies to its subscribers a selection of handsets at competitive prices, which are generally offered at or below cost.

Costs of services

Costs of services include the costs to place calls over the network (including the costs to operate and maintain AT&T Wireless Group's network as well as roaming costs paid to other wireless providers) and the charges paid to connect calls on other networks, including those of AT&T. Additionally, costs of services includes provision for uncollectible receivables, as well as non-income related taxes.

Costs of services for the three months ended March 31, 2001, were $921 million, an increase of $259 million, or 39.3%, for the three months ended March 31, 2001, compared with the same period in 2000. Approximately one-third of the increase was due to an increase in the provision for uncollectible receivables, which resulted from a change in the mix of the subscriber base as a result of broadening AT&T Wireless Group's market segments. Additionally, another one-half of the increase was due to an increase in charges paid to connect calls on other networks, including AT&T's, as well as an increase in the costs to maintain the AT&T Wireless Group's network. These increases were driven by growth in subscriber base and the related increased minutes of use.

Costs of equipment sales

Costs of equipment sales include the costs of the handsets and accessories provided to AT&T Wireless Group customers. Costs of equipment sales for the three months ended March 31, 2001 were $490 million, an increase of $99 million, or 25.2%, compared with the same period in 2000. This increase was due entirely to higher equipment sales, as well as an increase in handset subsidies resulting from the increase in gross subscriber additions in the first quarter of 2001 compared with the first quarter of 2000.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2001, were $1,084 million compared with $750 million for the three months ended March 31, 2000. Approximately forty percent of the increase was attributable to higher marketing and selling costs, including advertising and commissions, associated with the increase in gross consolidated subscriber additions for the three months ended March 31, 2001. Cost per gross subscriber addition, which includes the cost of handset subsidies recorded in costs of equipment sales in the accompanying combined statement of operations, was $327 for the three months ended March 31, 2001, compared with $360 for the three months ended March 31, 2000. In addition, approximately one-third of the increase was the result of growth in the wireless subscriber customer base and the related increases in customer care and billing costs.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2001, were $576 million, an increase of $207 million, or 56.1%, compared with the three months ended March 31, 2000. The increase primarily resulted from the growth in the AT&T Wireless Group's depreciable asset base resulting from capital expenditures and property, plant and equipment acquired with acquisitions that closed subsequent to the first quarter of 2000. Additionally, effective January 1, 2001, AT&T Wireless Group shortened the depreciable lives of certain wireless communications equipment which resulted in approximately $36 million of additional depreciation expense for the three months ended March 31, 2001. Total capital expenditures were $1,252 million for the three months ended March 31, 2001. Amortization expense increased from the prior year quarter as a result of an increase in the amortization expense of licensing costs, goodwill, and other acquisition related intangibles as a result of acquisitions that closed subsequent to the first quarter of 2000. As a result of AT&T Wireless Group's evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, effective January 1, 2001, AT&T Wireless Group will use an amortization period for all licensing costs and goodwill associated with newly acquired wireless operations not to exceed 25 years. This change did not have a material impact to AT&T Wireless Group's results of operations for the three months ended March 31, 2001.

Other income

Other income primarily includes gains or losses on sales or exchanges of assets and intercompany interest income on the note receivable from AT&T. Other income for the three months ended March 31, 2001, was $84 million compared with $24 million for the respective period in 2000. The increase was due primarily to $77 million of intercompany interest income on the note receivable from AT&T for the first quarter of 2001.

Interest expense

Interest expense consists primarily of interest expense on long-term debt to others and intercompany debt due to AT&T, less interest expense capitalized. Interest expense for the first quarter of 2001, was $47 million, a decrease of $4 million, or 6.8%, compared with the first quarter of 2000. The decrease was primarily due to lower levels of average outstanding debt due to AT&T. Additionally, capitalized interest increased as a result of increased capital expenditures. These decreases were offset by interest expense associated with the $6.5 billion of Senior Notes issued by AWS in March 2001.

Provision (benefit) for income taxes

The provision (benefit) for income taxes for the three months ended March 31, 2001, was a provision of $79 million compared with $2 million of benefit for the same period in 2000. The increase was due primarily to the increase in income before net equity earnings (losses) in the current year quarter compared with the prior year quarter. The effective income tax rate for the three months ended March 31, 2001, was 44.4% and was primarily impacted by goodwill associated with acquisitions that closed during 2000. Excluding a one-time gain recorded in the first quarter of 2000, the effective income tax rate for the prior year quarter was 48.9% and was also impacted primarily by goodwill associated with the 2000 acquisitions.

Net equity (losses) earnings from investments

Net equity (losses) earnings from investments, net of tax, were $99 million of losses for the three months ended March 31, 2001, compared with $25 million of earnings for the respective period in 2000. The decrease was primarily due to equity earnings from CMT Partners and AB Cellular during the first quarter of 2000. AT&T Wireless Group acquired the remaining interest in CMT partners that they did not own in June 2000, and therefore, this entity was consolidated subsequent to the acquisition. Additionally, AT&T Wireless Group's equity interest in AB Cellular was redeemed in December 2000. In addition, equity losses increased associated with AT&T Wireless Group's affiliate and international investments in the first quarter of 2001 compared with the first quarter of 2000.

Dividend requirements on preferred stock held by AT&T

At March 31, 2001, and December 31, 2000, AT&T Wireless Group had outstanding, $3.0 billion of preferred stock held by AT&T that pays dividends at 9% per annum. Dividend requirements on this preferred stock for the three months ended March 31, 2001 were $42 million compared with $13 million for the respective period in 2000, net of amounts recorded in accordance with the tax sharing agreement. The increase was a result of the May 1, 2000, recapitalization of $2.0 billion of outstanding intercompany indebtedness to AT&T into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T.

AT&T WIRELESS GROUP LIQUIDITY AND CAPITAL RESOURCES

Currently, financing activities for AT&T Wireless Group are managed by AT&T on a centralized basis and are subject to the review of AT&T Wireless Group's capital stock committee. The AT&T Wireless Group capital stock committee is selected by AT&T's board of directors to oversee the interaction between businesses of AT&T Common Stock Group and AT&T Wireless Group in accordance with the AT&T Wireless Group Policy Statement. Under the AT&T Wireless Group Policy Statement, all material transactions between AT&T Common Stock Group and AT&T Wireless Group are determined and governed by a process of fair dealing. Sources for AT&T Wireless Group's future financing requirements may include the borrowing of funds, including additional short-term floating rate debt from AT&T prior to the split-off, and/or third-party debt. Loans from AT&T to any member of AT&T Wireless Group have been made at interest rates and on other terms and conditions intended to be substantially equivalent to the interest rates and other terms and conditions that AT&T Wireless Group would be able to obtain from third parties, including the public markets, as a non-affiliate of AT&T without the benefit of any guaranty by AT&T. This policy contemplates that these loans will be made on the basis set forth above regardless of the interest rates and other terms and conditions on which AT&T may have acquired the funds. If, however, AT&T incurs any fees or charges in order to keep available funds for use by AT&T Wireless Group, those fees or charges will be allocated to AT&T Wireless Group.

AT&T's board of directors has the power to make determinations that may impact the financial and liquidity position of each of the tracking stock groups. This power includes the ability to set priorities for use of capital and debt capacity, to determine cash management policies and to make decisions regarding whether to make capital expenditures and as to the timing and amount of any capital expenditures. All actions by the board of directors are subject to the board members fiduciary duties to all shareholders of AT&T as a group and not just to holders of a particular class of tracking stock and to our policy statements, by-laws and inter-company agreements. As a result of this discretion of AT&T's board of directors, it may be difficult for investors to assess each group's liquidity and capital resource needs and in turn the future prospects of each group based on past performance.

The continued expansion of AT&T Wireless Group's network and footprint, including spectrum auctions and the marketing and distribution of its products and services, will continue to require substantial capital. Prior to 2001, AT&T Wireless Group funded its operations with proceeds from the April 2000 offering of AT&T Wireless Group tracking stock attributed from AT&T, intercompany borrowings from AT&T, internally generated funds, as well as capital contributions from AT&T prior to the April 2000 offering. Capital contributions from AT&T prior to the April 2000 offering included acquisitions made by AT&T that have been attributed to AT&T Wireless Group. Noncash capital contributions from AT&T to AT&T Wireless Group related to acquisitions and initial investments funded by AT&T totaled $552 million for the three months ended March 31, 2000.

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

On May 1, 2000, in conjunction with the offering, AT&T Wireless Group recapitalized $2.0 billion of outstanding intercompany indebtedness to AT&T into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T. In conjunction with the recapitalization, AT&T Wireless Group's long-term debt due to AT&T was recapitalized to be 10 year term debt that bears interest at a fixed rate of 8.1% per annum.

On January 22, 2001, AT&T closed their transaction with NTT DoCoMo. AT&T attributed $6.1 billion of the approximate $9.8 billion of net proceeds received from the DoCoMo investment to AT&T Wireless Group in the form of an intercompany note receivable. AT&T Wireless Group intends to utilize the proceeds to continue executing their strategy to expand their capacity, enlarge their footprint, create an advanced mobile internet and invest in other strategic growth initiatives, as well as to satisfy intercompany obligations. It is intended that any outstanding balance on the intercompany note receivable will be repaid by AT&T prior to the split-off.

On March 6, 2001, AT&T Wireless Group, through AWS, completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with maturity dates from March 1, 2006 to March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually and include customary covenants. The notes include registration rights, such that AWS is required to exchange the notes for a new issue of notes registered under the Securities Act of 1933 and are to be declared effective no later than 240 days after the issue date. AT&T Wireless Group had $38 of interest expense for the quarter ended March 31, 2001 related to those notes.

On March 23, 2001, AT&T Wireless Group, through AWS, entered into Competitive Advance and Revolving Credit Facilities (the "Facilities") in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Group's Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus
32.5 to 100 basis points depending on AT&T Wireless Group's Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations and warranties and events of default. In addition, the Facilities contain financial covenants requiring AT&T Wireless Group to maintain certain financial ratios and prohibit AWS from declaring and/or paying dividends prior to the split-off. The Facilities also specifies limitations on AT&T's and AT&T Wireless Group's ability to consummate the split-off including a provision that it will constitute an event of default if the split-off is consummated without obtaining a favorable tax ruling from the IRS or an unqualified tax opinion that the split-off will qualify as a tax-free transaction. In addition, the existence of an obligation by AT&T Wireless Group to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at March 31, 2001.

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

AT&T performs cash management functions on behalf of AT&T Wireless Group. Substantially all of AT&T Wireless Group's cash balances are swept to AT&T on a daily basis, where they are managed and invested by AT&T. Prior to the offering of AT&T Wireless Group tracking stock, transfers of cash to and from AT&T were reflected as a component of combined attributed net assets, with no interest income or expense reflected. Subsequent to the offering, transfers are reflected as changes in the note receivable from or short-term debt payable to AT&T. Cash balances maintained and reported by AT&T Wireless Group primarily represent cash balances for which no right of offset exists with AT&T.

Net cash provided by operating activities for the three months ended March 31, 2001, was $655 million, compared with $228 million for the same period in 2000. The increase in cash provided by operating activities was primarily due to a $322 million increase in operating income excluding depreciation and amortization, resulting from revenue growth and expense leveraging as well as an increase in deferred income taxes. These increases were partially offset by a larger decrease in payroll and benefit related liabilities for the three months ended March 31, 2001, compared with the prior year. Net cash used in investing activities for the three months ended March 31, 2001, was $12,519 million, compared with $948 million for the three months ended March 31, 2000. The increase was due primarily to the issuance of a note receivable from AT&T totaling $10,588 million, increased contributions into equity investments, and higher capital expenditures to upgrade and increase network capacity. Net cash provided by financing activities for the three months ended March 31, 2001, was $11,836 million, compared with $725 million for the three months ended March 31, 2000. The increase was primarily due to the $6.1 billion of net proceeds from the DoCoMo investment that AT&T attributed to AT&T Wireless Group, as well as the $6.3 billion of net proceeds from the issuance of the Senior Notes, partially offset by the repayment of the $638 million of short-term debt due to AT&T.

EBITDA, defined as operating income plus depreciation and amortization, is the primary measure used by the chief operating decision-makers to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to generally accepted accounting principles, measures of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

EBITDA for the three months ended March 31, 2001, was $717 million compared with $395 million for the same period in 2000. The increase was primarily the result of growth in services revenue, partially offset by increased customer acquisition costs associated with the increase in gross consolidated subscriber additions, increased network costs attributable to subscriber growth and the related minutes of use, increased provision for uncollectible receivables, and increased customer care and billing related expenses to support growth in the subscriber base.

For the Mobility business, EBITDA for the three months ended March 31, 2001, was $788 million compared with $431 million for the same period in 2000.

For the Fixed Wireless business, EBITDA for the three months ended March 31, 2001, was a deficit of $68 million compared with a deficit of $34 million for the same period in 2000.

EBITDA margin, defined as EBITDA as a percentage of total revenue, was 22.3% for the first quarter of 2001, compared with 18.0% for the first quarter of 2000. The improvement in EBITDA margin was primarily due to revenue growth and expense leveraging, primarily off-network roaming expenses, partially offset by increased provision for uncollectible receivables.

EBITDA margin for the Mobility business was 24.5% for the first quarter of 2001 compared with 19.6% for the first quarter of 2000.

AT&T WIRELESS GROUP FINANCIAL CONDITION

Total assets were $47,039 million as of March 31, 2001, an increase of $11,737 million, or 33.2%, compared with December 31, 2000. The increase was due primarily to an increase in the intercompany note receivable from AT&T of $10,588 million which resulted from AT&T attributing $6.1 billion of the DoCoMo investment net proceeds to AT&T Wireless Group, and AT&T Wireless Group loaning the $6.3 billion of net proceeds from the Senior Notes to AT&T. Partially offsetting these proceeds were the repayment of the $638 million of short-term debt due to AT&T, as well as capital expenditures and contributions made to non-consolidated investments during the first quarter of 2001.

Total liabilities were $16,060 million as of March 31, 2001, an increase of $5,676 million, or 54.7%, compared with December 31, 2000. The increase was primarily due to the issuance of the $6.5 billion of Senior Notes, as well as increased operating accruals, partially offset by the repayment of $638 million of short-term debt due to AT&T, and decreases in payroll and benefit related liabilities and accounts payable.

Total combined attributed net assets was $30,937 million as of March 31, 2001, an increase of $6,606 million, or 24.4%, compared with December 31, 2000. The increase was primarily due to AT&T's attribution of the $6.1 billion of DoCoMo investment net proceeds to AT&T Wireless Group.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AT&T Wireless Group does not expect that the adoption of SFAS No. 140 will have a material impact on its results of operations, financial position or cash flows.

AT&T WIRELESS GROUP SUBSEQUENT EVENTS

On April 27, 2001, AT&T completed the sale of its entire interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Group. AT&T Wireless Group recognized an after-tax gain of $298 million associated with the transaction, which was recorded in net equity earnings from investments in the second quarter of 2001.

During the first quarter of 2001, AT&T Wireless Group, through AWS, made unsecured term loans to Rogers Wireless to pay for spectrum it successfully bid upon in the recently completed Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Group's joint venture with British Telecommunications, JVII, participated. The participation increased JVII's ownership interest in Rogers Wireless to 34.36%. AT&T Wireless Group funded the purchase on behalf of JVII by offsetting it against the unsecured, interest bearing note made by AWS. This transaction resulted in AT&T Wireless Group obtaining a controlling interest of JVII, as well as increasing the indirect ownership percentage in Rogers Wireless. As a result of the consolidation of JVII, which holds the equity interest in Rogers Wireless, AT&T Wireless Group's investments in unconsolidated subsidiaries, as well as minority interest liability, increased approximately $420 million in April 2001.

                           PART II - OTHER INFORMATION

Item 2c.  Changes in Securities and Use of Proceeds

On January 22, 2001, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, the company sold to NTT DoCoMo for an aggregate price of $9.8 billion newly issued AT&T convertible preferred stock and warrants.

The convertible preferred stock is convertible into 406 million shares of AT&T Wireless Group tracking stock at the option of NTT DoCoMo. The warrants will be exercisable in five years to purchase 41.7 million AT&T Wireless Group tracking stock at $35 per share.

Consulting fees associated with the transaction of approximately $35 million were paid to our financial advisors, Salomon Smith Barney and Credit Suisse First Boston Corporation, in association with the deal. The fees were discounted from the proceeds from the convertible preferred stock and will be accreted monthly for thirteen months. The company allocated $6.1 billion of the net proceeds to AT&T Wireless Group which will be used to continue executing its strategy to expand its capacity, enlarge its footprint, create an advanced mobile Internet, and invest in other strategic growth initiatives, as well as to satisfy intercompany obligations. The remaining proceeds from the deal was used to reduce AT&T's debt.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

                      12       Computation of Ratio of Earnings to Fixed Charges

                      99.1 Liberty Media Group financial results for the three months ended March 31, 2001 and 2000

                      99.2 AT&T Wireless Group financial results for the three months ended March 31, 2001 and 2000

(b)      Reports on Form 8-K


                     Form 8-K dated February 16, 2001 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on February 16, 2001. Form 8-K dated February 28, 2001 was filed pursuant to Item 5 on March 1, 2001. Form 8-K dated March 28, 2001 was filed pursuant to Item 7 on March 28, 2001. Form 8-K dated March 28, 2001 was filed pursuant to Item 5 and Item 7 on March 29, 2001.

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



Date:  May 15, 2001

                                  Exhibit Index

Exhibit
Number

12                             Computation of Ratio of Earnings to Fixed Charges

99.1 Liberty Media Group financial results for the three months ended March 31, 2001 and 2000

99.2 AT&T Wireless Group financial results for the three months ended March 31, 2001 and 2000