Form 10-Q/A
period 2001-03-31
AT&T CORP
filed 2001-07-03
CIK 5907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-1105

                                   AT&T CORP.

           A NEW YORK CORPORATION                     I.R.S. EMPLOYER NO. 13-4924710

            32 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK 10013-2412

                      TELEPHONE -- AREA CODE 212-387-5400

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

     AT&T common stock -- 3,746,483,877 shares
     Liberty Media Group Class A common stock -- 2,375,751,504 shares
     Liberty Media Group Class B common stock -- 212,045,288 shares
     AT&T Wireless Group common stock -- 363,392,125 shares
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                          AT&T CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                FOR THE THREE
                                                                 MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenue.....................................................  $16,763    $15,901
Operating Expenses
Costs of services and products (excluding depreciation of
  $1,540 and $1,178 included below).........................    4,837      3,915
Access and other connection.................................    3,286      3,588
Selling, general and administrative.........................    3,868      3,289
Depreciation and other amortization.........................    2,141      1,566
Amortization of goodwill, franchise costs and other
  purchased intangibles.....................................      846        368
Net restructuring and other charges.........................      808        773
Total operating expenses....................................   15,786     13,499
Operating income............................................      977      2,402
Other (expense) income......................................     (781)       668
Interest expense............................................      969        589
Income before income taxes, minority interest, (losses)
  earnings from equity investments and cumulative effect of
  accounting change.........................................     (773)     2,481
Provision for income taxes..................................      292        509
Minority interest income (expense)..........................      650        (44)
Equity (losses) earnings from Liberty Media Group...........     (697)       942
Net losses from other equity investments....................      136        187
(Losses) income before cumulative effect of accounting
  change....................................................   (1,248)     2,683
Cumulative effect of accounting change -- net of income
  taxes of $578.............................................      904         --
Net (losses) income.........................................     (344)     2,683
Dividend requirements of preferred stock....................      181         --
Net (losses) income available to common shareowners.........  $  (525)   $ 2,683
AT&T Common Stock Group -- per basic share:
(Losses) earnings -- before cumulative effect of accounting
  change....................................................  $ (0.19)   $  0.55
Cumulative effect of accounting change......................     0.09         --
AT&T Common Stock Group (losses) earnings...................  $ (0.10)   $  0.55
AT&T Common Stock Group -- per diluted share:
(Losses) earnings -- before cumulative effect of accounting
  change....................................................  $ (0.19)   $  0.54
Cumulative effect of accounting change......................     0.09         --
AT&T Common Stock Group (losses) earnings...................  $ (0.10)   $  0.54
Dividends declared..........................................  $0.0375    $  0.22
AT&T Wireless Group -- per basic and diluted share:
AT&T Wireless Group losses..................................  $  0.02    $    --
Liberty Media Group -- per basic and diluted share:
(Losses) earnings -- before cumulative effect of accounting
  change....................................................  $ (0.27)   $  0.37
Cumulative effect of accounting change......................     0.21         --
Liberty Media Group (losses) earnings.......................  $ (0.06)   $  0.37

                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS
Cash and cash equivalents...................................  $    136       $    126
Receivables, less allowances of $1,373 and $1,379...........    10,633         11,144
Other receivables...........................................     1,805          1,703
Investments.................................................     1,676          2,102
Deferred income taxes.......................................       855            812
Other current assets........................................     1,148          1,200
TOTAL CURRENT ASSETS........................................    16,253         17,087
Property, plant and equipment, net of accumulated
  depreciation of $34,239 and $32,871.......................    52,265         51,161
Franchise costs, net of accumulated amortization of $1,921
  and $1,664................................................    47,924         48,218
Licensing costs, net of accumulated amortization of $1,856
  and $1,762................................................    13,568         13,626
Goodwill, net of accumulated amortization of $1,218 and
  $850......................................................    30,525         31,478
Investment in Liberty Media Group and related receivables,
  net.......................................................    34,072         34,290
Other investments and related advances......................    34,287         34,261
Prepaid pension costs.......................................     3,092          3,003
Other assets................................................     9,155          9,099
TOTAL ASSETS................................................  $241,141       $242,223
LIABILITIES
Accounts payable............................................  $  4,905       $  6,455
Payroll and benefit-related liabilities.....................     1,882          2,423
Debt maturing within one year...............................    17,225         31,947
Liability under put options.................................     2,627          2,564
Other current liabilities...................................     7,805          7,478
TOTAL CURRENT LIABILITIES...................................    34,444         50,867
Long-term debt..............................................    39,004         33,092
Long-term benefit-related liabilities.......................     3,654          3,670
Deferred income taxes.......................................    36,665         36,713
Other long-term liabilities and deferred credits............     5,114          5,090
TOTAL LIABILITIES...........................................   118,881        129,432
Minority Interest...........................................     4,222          4,883
Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated
  Debt Securities of AT&T...................................     4,713          4,710
Convertible Preferred Stock.................................     9,362             --
SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000
  shares; issued and outstanding 3,809,487,226 shares (net
  of 416,033,726 treasury shares) at March 31, 2001 and
  3,760,151,185 shares (net of 416,887,452 treasury shares)
  at December 31, 2000......................................     3,809          3,760
AT&T Wireless Group Common Stock, $1 par value, authorized
  6,000,000,000 shares; issued and outstanding 363,203,425
  shares at March 31, 2001 and 361,802,200 shares at
  December 31, 2000.........................................       363            362
Liberty Media Group Class A Common Stock, $1 par value,
  authorized 4,000,000,000 shares; issued and outstanding
  2,376,748,041 shares (net of 53,732,514 treasury shares)
  at March 31, 2001 and 2,363,738,198 shares (net of
  59,512,496 treasury shares) at December 31, 2000..........     2,377          2,364
Liberty Media Group Class B Common Stock, $1 par value,
  authorized 400,000,000 shares; issued and outstanding
  212,045,288 shares (net of 10,607,776 treasury shares) at
  March 31, 2001 and 206,221,288 shares (net of 10,607,776
  treasury shares) at December 31, 2000.....................       212            206
Additional paid-in capital..................................    92,045         90,496
Retained earnings...........................................     6,732          7,408
Accumulated other comprehensive income......................    (1,575)        (1,398)
TOTAL SHAREOWNERS' EQUITY...................................   103,963        103,198
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...................  $241,141       $242,223

                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
AT&T Common Shares
  Balance at beginning of year..............................  $  3,760    $ 3,196
  Shares issued (acquired), net:
    Under employee plans....................................         4          1
    For acquisitions........................................        44         --
    Other...................................................         1        (50)
Balance at end of period....................................     3,809      3,147
AT&T Wireless Group Common Stock
  Balance at beginning of year..............................       362         --
  Shares issued under employee plans........................         1         --
Balance at end of period....................................       363         --
Liberty Media Group Class A Common Stock
  Balance at beginning of year..............................     2,364      2,314
  Shares issued, net:
    For acquisitions........................................        --         49
    Other...................................................        13         --
Balance at end of period....................................     2,377      2,363
Liberty Media Group Class B Common Stock
  Balance at beginning of year..............................       206        217
  Shares issued (acquired), net:
    Other...................................................         6        (11)
Balance at end of period....................................       212        206
Additional Paid-In Capital
  Balance at beginning of year..............................    90,496     59,526
  Shares issued (acquired), net:
    Under employee plans....................................       107         50
    For acquisitions........................................       827        737
    Other...................................................       290     (2,619)
  Gain on issuance of common stock by affiliates............        25        (95)
  Beneficial conversion value of preferred stock............       295         --
  Other.....................................................         5         37
Balance at end of period....................................    92,045     57,636
Guaranteed ESOP Obligation
  Balance at beginning of year..............................        --        (17)
  Amortization..............................................        --         17
Balance at end of period....................................        --         --
Retained Earnings
  Balance at beginning of year..............................     7,408      6,712
  Net (losses) income.......................................      (344)     2,683
  Dividends declared -- common stock........................      (143)      (692)
  Dividends declared -- preferred stock.....................      (181)        --
Treasury shares issued at less than cost....................        (8)      (150)
Balance at end of period....................................     6,732      8,553
Accumulated Comprehensive Income
  Balance at beginning of year..............................    (1,398)     6,979
  Other comprehensive income................................      (177)     1,821
Balance at end of year......................................    (1,575)     8,800
Total Shareowners' Equity...................................  $103,963    $80,705
Summary of Total Comprehensive Income:
(Losses) income before cumulative effect of accounting
  change....................................................  $ (1,248)   $ 2,683
Cumulative accounting change................................       904         --
Net (losses) income.........................................      (344)     2,683
Dividend requirements of preferred stock....................       181         --
Net (losses) income available to common shareowners.........  $   (525)   $ 2,683
Net foreign currency translation adjustment (net of income
  taxes of $(136) and $(34))................................      (192)       (58)
Net revaluation of securities:
  Unrealized (losses) gain (net of income taxes of $(293)
    and $260)...............................................      (494)       401
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities (net of income taxes of
    $313 and $967)..........................................       509      1,478
Comprehensive Income........................................  $   (702)   $ 4,504

     In the first quarter of 2001, the recognition of previously unrealized losses (gains) on available-for-sale securities included $0.7 billion ($1.2 billion pretax, recorded in other income) resulting from the reclassification of securities from "available-for-sale" to "trading" in conjunction with the adoption of Statement of Financial Accounting Standard (SFAS) No. 133, $(0.1) billion ($(0.2) billion pretax) relating to the sales of various securities and $0.1 billion relating to LMG's adoption of SFAS No. 133 (see note j).

     In the first quarter of 2001, other comprehensive income included Liberty Media Group's (LMG) foreign currency translation adjustments totaling $(149), net of applicable taxes and the revaluation of LMG's available-for-sale securities totaling $50, net of applicable taxes.

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

                 See Notes to Consolidated Financial Statements

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
OPERATING ACTIVITIES
Net (losses) income.........................................  $   (344)   $ 2,683
Adjustments to reconcile net (losses) income to net cash
  provided by operating activities:
  Cumulative effect of accounting change -- net of tax......      (904)        --
  Net gains on sales of businesses and investments..........      (218)      (594)
  Net restructuring and other charges.......................       796        748
  Depreciation and amortization.............................     2,987      1,934
  Provision for uncollectible receivables...................       424        284
  Deferred income taxes.....................................      (250)      (477)
  Minority interest (income) expense........................      (665)        39
  Net equity losses (earnings) from Liberty Media Group.....       697       (942)
  Net losses from other equity investments..................       238        301
  Increase in receivables...................................       (24)      (890)
  Decrease in accounts payable..............................    (1,078)       (73)
  Net revaluation of trading securities.....................       944         --
  Net change in other operating assets and liabilities......      (820)      (483)
  Other adjustments, net....................................       155         (2)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     1,938      2,528
INVESTING ACTIVITIES
Capital expenditures and other additions....................    (3,923)    (3,236)
Proceeds from sale or disposal of property, plant and
  equipment.................................................        11        143
Increase in other receivables...............................       (34)      (980)
Net acquisitions of licenses................................       (39)       (82)
Sales of marketable securities..............................        88         --
Equity investment distributions and sales...................       742        417
Equity investment contributions and purchases...............      (733)    (1,059)
Net disposition (acquisitions) of businesses net of cash
  disposed/acquired.........................................       613       (188)
Other investing activities, net.............................        91        (16)
NET CASH USED IN INVESTING ACTIVITIES.......................    (3,184)    (5,001)
FINANCING ACTIVITIES
Proceeds from long-term debt issuances......................     6,345        739
Retirement of long-term debt................................      (130)    (1,007)
Issuance of convertible preferred securities and warrants...     9,811         --
Redemption of redeemable securities.........................        --       (152)
Issuance of AT&T common shares..............................        61         --
Issuance of AT&T Wireless Group common shares...............        31         --
Net issuance (acquisition) of treasury shares...............        15       (393)
Dividends paid on common stock..............................      (141)      (703)
Dividends paid on preferred securities......................       (22)       (97)
(Decrease) increase in short-term borrowings, net...........   (14,715)     3,179
Other financing activities, net.............................         1        (15)
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     1,256      1,551
Net increase (decrease) in cash and cash equivalents........        10       (922)
Cash and cash equivalents at beginning of year..............       126      1,024
Cash and cash equivalents at end of period..................  $    136    $   102

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     On April 11, 2001, the Internal Revenue Service ruled that the proposed split-off of Liberty Media Corporation, which will own all of the assets reflected in the Liberty Media Group (LMG), qualifies as a tax-free transaction for AT&T, Liberty Media and their shareowners. AT&T acquired Liberty Media through the acquisition of Tele-Communications, Inc. (TCI). AT&T does not have a controlling financial interest for financial accounting purposes in LMG; therefore, our investment in LMG is accounted for under the equity method in the accompanying consolidated financial statements. The amounts attributable to LMG are reflected as separate line items "Equity earnings (losses) from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net," in the accompanying consolidated financial statements.

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

PRO FORMA RESULTS

     Following is a summary of the pro forma results of AT&T as if the merger with MediaOne had closed effective January 1, 2000:

SHARES IN MILLIONS
FOR THE THREE MONTHS ENDED MARCH 31,                             2000
------------------------------------                          -----------
                                                              (UNAUDITED)
Revenue.....................................................    $16,607
Net income..................................................      3,505
Weighted-average AT&T common shares.........................      3,788
Weighted-average AT&T common shares and potential common
  shares....................................................      3,863
Weighted-average Liberty Media Group Shares.................      2,563
AT&T Common Stock Group (losses) earnings per common share:
  Basic.....................................................    $  0.68
  Diluted...................................................    $  0.67
Liberty Media Group earnings (losses) per common share:
  Basic and diluted.........................................    $  0.37

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

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

     The following table displays the activity and balances of the restructuring reserve account from January 1, 2001, to March 31, 2001:

                                  TYPE OF COST

                                                  EMPLOYEE      FACILITY
                                                 SEPARATIONS    CLOSINGS    OTHER    TOTAL
                                                 -----------    --------    -----    -----
Balance at January 1, 2001.....................     $ 259         $173       $36     $ 468
Additions......................................        59            6         4        69
Deductions.....................................      (108)         (14)        0      (122)
Balance at March 31, 2001......................     $ 210         $165       $40     $ 415

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

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

(f) EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     (Losses) earnings attributable to the different classes of AT&T common stock is as follows:

                                             AT&T COMMON           AT&T          LIBERTY
                                             STOCK GROUP      WIRELESS GROUP   MEDIA GROUP
                                           ----------------   --------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31,        2001      2000    2001     2000    2001    2000
------------------------------------       -------   ------   -----    -----   -----   ----
(Losses) income before cumulative effect
  of accounting change...................  $  (544)  $1,741   $ (7)    $ --    $(697)  $942
Cumulative effect of accounting change...      359       --     --       --      545     --
Net (losses) income......................     (185)   1,741     (7)      --     (152)   942
Dividend requirements of preferred
  stock..................................      181       --     --       --       --     --
Net (losses) income available to common
  shareowners............................  $  (366)  $1,741   $ (7)    $ --    $(152)  $942

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Group is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                           2000
------------------------------------                          ------
AT&T Common Stock Group:
Income......................................................  $1,741
Income impact of assumed conversion of preferred stock of
  subsidiary................................................       8
Income adjusted for conversion of securities................  $1,749
Shares in millions Weighted-average common shares...........   3,185
Stock options...............................................      31
Preferred stock of subsidiary...............................      40
Weighted-average common shares and potential common
  shares....................................................   3,256

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

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

(j) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     Effective January 1, 2001, AT&T adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Changes in fair values of derivative instruments not designated as hedging instruments and ineffective portions of hedges, if any, are recognized in earnings in the current period.

     The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1.5 billion ($0.9 billion net-of-tax). $0.6 billion ($0.4 billion net-of-tax) and $0.9 billion ($0.5 billion net-of-tax) were attributable to AT&T Group and Liberty Media Group, respectively.

AT&T GROUP

     AT&T Group's cumulative-effect increase to net income of $0.4 billion was attributable primarily to equity based derivative instruments embedded in indexed debt instruments and warrants held in both public and private companies.

     Included in the after tax cumulative effect benefit of $0.4 billion, was a $0.2 billion benefit for the separation of embedded derivative instruments from the indexed debt instruments and $0.2 billion benefit for changes in the fair value of warrants. Additionally within the cumulative effect of adoption, AT&T Group recorded a gain for amounts previously recorded within accumulated OCI on the indexed debt obligations that had been considered a hedge of Comcast, Microsoft and Vodaphone available for sale securities. This gain has been offset with the related loss on the securities which had previously been recorded in accumulated OCI. These offsetting transition adjustments had no net impact on the cumulative effect benefit.

     In addition, the adoption of SFAS No. 133 also resulted in a cumulative pretax charge to OCI of $10 ($6 net-of-tax) on cash flow hedges. The net derivative losses included in OCI as of January 1, 2001 will be reclassified into earnings over the life of the instruments, of which the last expires in February of 2005.

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     Upon adoption, AT&T Group, as permitted by SFAS 133, also reclassified $9.3 billion of securities from "available-for-sale" to "trading". This reclassification resulted in a pretax charge of $1.2 billion ($0.7 billion net-of-tax) recorded in other income. This $0.7 billion represents the net revaluation of securities to fair market value which was accounted for in OCI prior to the adoption of SFAS 133.

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

     For the three months ended March 31, 2001, other income included a total pretax gain of $735, comprised of a $664 gain for changes in the value of options for fair value hedges and $71 net gain for changes in the fair value of warrants, swaps and foreign currency transactions. We also recorded a pretax loss of $524 in other income for trading securities related to FAS 133 instruments.

     Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. During the three months ended March 31, 2001, no gains or losses were reclassified to income. We reclassified $14 pretax from OCI to interest expense related to amortization of interest for prepaid interest rate swaps.

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

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

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, when we create tracking stocks for our Consumer and Broadband units, we will begin allocating 'pure' corporate overhead to these units. See note (b) for further detail on our restructuring plan.

REVENUE

FOR THE THREE MONTHS ENDED MARCH 31,                        2001       2000
------------------------------------                       -------    -------
  Business services external revenue.....................  $ 6,940    $ 7,094
  Business services internal revenue.....................      228        158
Total Business Services revenue..........................    7,168      7,252
Consumer Services external revenue.......................    4,007      5,037
Wireless Services external revenue.......................    3,212      2,198
  Broadband external revenue.............................    2,461      1,557
  Broadband internal revenue.............................        4          0
Total Broadband revenue..................................    2,465      1,557
  Total reportable segments..............................   16,852     16,044
Corporate and Other(a)...................................      (89)      (143)
Total revenue............................................  $16,763    $15,901

---------------
(a) Includes $143 Excite@Home revenue in first quarter 2001.

RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

FOR THE THREE MONTHS ENDED MARCH 31,                         2001       2000
------------------------------------                        -------    ------
Business services.........................................  $ 1,018    $1,146
Consumer services.........................................    1,318     1,658
Wireless services.........................................      118       111
Broadband.................................................     (508)      236
  Total reportable segments...............................    1,946     3,151
Corporate and Other(a)....................................   (1,424)     (453)
Deduct: Pretax minority interest income (expense).........      563       (70)
Add: Pretax losses from other equity investments..........      237       302
Interest expense..........................................      969       589
  Total (losses) income before income taxes...............  $  (773)   $2,481

---------------
(a) Includes $(272) and $(269) related to Excite@Home in the first quarter of 2001 and 2000, respectively. The Excite@Home EBIT impact for the first quarter 2001, includes approximately $278 of asset impairment charges.

                          AT&T CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

ASSETS

                                                        AT MAR. 31,    AT DEC. 31,
                                                           2001           2000
                                                        -----------    -----------
Business services.....................................   $ 42,562       $ 42,747
Consumer services.....................................      2,768          3,150
Wireless services.....................................     46,930         35,184
Broadband.............................................    114,191        114,848
  Total reportable segments...........................    206,451        195,929
Corporate and Other:
  Other segments......................................      1,161          1,174
  Prepaid pension costs...............................      3,092          3,003
  Deferred income taxes...............................        388            406
  Other corporate assets(a)...........................     (4,023)         7,421
Investment in Liberty Media Group and related
  receivables, net....................................     34,072         34,290
Total assets..........................................   $241,141       $242,223

---------------
(a) Includes $1,705 and $2,541 related to Excite@Home at March 31, 2001 and December 31, 2000, respectively.

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

                                   AT&T CORP.

                   CONSOLIDATING CONDENSED INCOME STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN MILLIONS)

                                         GUARANTOR   GUARANTOR    GUARANTOR       TCI         TCI         TCI      MEDIAONE
                                           AT&T      SUBSIDIARY   SUBSIDIARY   FINANCING   FINANCING   FINANCING   FINANCING
                                          PARENT        TCI        MEDIAONE        I          II          IV           I
                                         ---------   ----------   ----------   ---------   ---------   ---------   ---------
Revenue................................   $4,975      $    --       $  --         $--         $--         $--         $--
Operating Expenses
Costs of services and products.........      855
Access and other connection............    1,682
Selling, general and administrative....      467          (46)          4
Depreciation and other amortization....      404           13           1
Amortization of goodwill, franchise
 costs and other purchased
 intangibles...........................       23                      125
Net restructuring and other charges....
Total operating expenses...............    3,431          (33)        130
Operating income (losses)..............    1,544           33        (130)
Other income (expense).................     (504)           1           2          11          12           4           1
Interest expense (benefit).............    1,319          478          88          11          12           4           1
Income (losses) before income taxes,
 minority interest and earnings
 (losses) from equity investments and
 cumulative effect of accounting
 change................................     (279)        (444)       (216)
Provision (benefit) for income taxes...     (114)        (228)        (23)
Minority interest income (expenses)....      (40)          (1)         (1)
Equity losses from Liberty Media
 Group.................................                  (697)
Net earnings (losses) from other equity
 investments...........................    1,759       (1,778)        (65)
Income (losses) before cumulative
 effect of accounting change...........    1,554       (2,692)       (259)
Cumulative effect of accounting
 change................................      508          545
Net income (losses)....................    2,062       (2,147)       (259)
Dividend requirements on preferred
 stock.................................      181
Net income (losses) available to common
 shareowners...........................   $1,881      $(2,147)      $(259)        $--         $--         $--         $--

                                         MEDIAONE    MEDIAONE    MEDIAONE                    ELIMINATION AND
                                         FINANCING    FINANCE     FINANCE    NON-GUARANTOR    CONSOLIDATION    CONSOLIDATED
                                            II          II          III      SUBSIDIARIES      ADJUSTMENTS      AT&T CORP.
                                         ---------   ---------   ---------   -------------   ---------------   ------------
Revenue................................     $--         $--         $--         $12,386          $  (598)        $16,763
Operating Expenses
Costs of services and products.........                                           4,523             (541)          4,837
Access and other connection............                                           1,660              (56)          3,286
Selling, general and administrative....                                           3,444               (1)          3,868
Depreciation and other amortization....                                           1,723                            2,141
Amortization of goodwill, franchise
 costs and other purchased
 intangibles...........................                                             698                              846
Net restructuring and other charges....                                             808                              808
Total operating expenses...............                                          12,856             (598)         15,786
Operating income (losses)..............                                            (470)                             977
Other income (expense).................       1           5          11             949           (1,274)           (781)
Interest expense (benefit).............       1           5          11             271           (1,232)            969
Income (losses) before income taxes,
 minority interest and earnings
 (losses) from equity investments and
 cumulative effect of accounting
 change................................                                             208              (42)           (773)
Provision (benefit) for income taxes...                                             657                              292
Minority interest income (expenses)....                                             692                              650
Equity losses from Liberty Media
 Group.................................                                                                             (697)
Net earnings (losses) from other equity
 investments...........................                                            (135)              83            (136)
Income (losses) before cumulative
 effect of accounting change...........                                             108               41          (1,248)
Cumulative effect of accounting
 change................................                                            (149)                             904
Net income (losses)....................                                             (41)              41            (344)
Dividend requirements on preferred
 stock.................................                                              42              (42)            181
Net income (losses) available to common
 shareowners...........................     $--         $--         $--         $   (83)         $    83         $  (525)

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2001
                             (DOLLARS IN MILLIONS)

                                          GUARANTOR   GUARANTOR    GUARANTOR       TCI         TCI         TCI      MEDIAONE
                                            AT&T      SUBSIDIARY   SUBSIDIARY   FINANCING   FINANCING   FINANCING   FINANCING
                                           PARENT        TCI        MEDIAONE        I          II          IV           I
                                          ---------   ----------   ----------   ---------   ---------   ---------   ---------
ASSETS
Cash and cash equivalents...............  $     --     $    --      $    --       $ --        $ --        $ --         $--
Other current assets....................    12,773       3,380          237
TOTAL CURRENT ASSETS....................    12,773       3,380          237
Property, plant & equipment, net........     9,066          86           22
Franchise costs, net....................     1,610          30
Goodwill, net...........................       158                   19,774
Investment in Liberty Media Group and
 related receivables, net...............                34,072
Other investments and related
 advances...............................   170,979      34,265       28,457
Other assets............................     7,123           1                     527         514         204          51
TOTAL ASSETS............................  $201,709     $71,834      $48,490       $527        $514        $204         $51
LIABILITIES
Debt maturing within one year...........  $ 49,335     $   383      $ 1,892       $ --        $ --        $ --         $--
Other current liabilities...............     9,371         941           96
TOTAL CURRENT LIABILITIES...............    58,706       1,324        1,988
Long-term debt..........................    20,811      30,292        2,355        527         514         204          30
Deferred income taxes...................       634                      230
Other long-term liabilities and deferred
 credits................................     7,317         982          189
TOTAL LIABILITIES.......................    87,468      32,598        4,762        527         514         204          30
Minority interest.......................                 1,461        1,149
Company-Obligated Convertible Quarterly
 Income Preferred Securities of
 Subsidiary Trust Holding Solely
 Subordinated Debt Securities of AT&T...     4,713
Convertible preferred stock.............     9,362
SHAREOWNERS' EQUITY
AT&T Common Stock.......................     4,225
AT&T Wireless Group common stock........       363
Liberty Media Group Class A
 Common Stock...........................     2,377
Liberty Media Group Class B
 Common Stock...........................       212
Other shareowners' equity...............    92,989      37,775       42,579                                             21
TOTAL SHAREOWNERS' EQUITY...............   100,166      37,775       42,579                                             21
TOTAL LIABILITIES AND SHAREOWNERS'
 EQUITY.................................  $201,709     $71,834      $48,490       $527        $514        $204         $51

                                                                                             ELIMINATION
                                          MEDIAONE    MEDIAONE   MEDIAONE                        AND
                                          FINANCING   FINANCE    FINANCE    NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                             II          II        III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                          ---------   --------   --------   -------------   -------------   ------------
ASSETS
Cash and cash equivalents...............     $--        $ --       $ --       $    136        $      --       $    136
Other current assets....................                                        64,383          (64,656)        16,117
TOTAL CURRENT ASSETS....................                                        64,519          (64,656)        16,253
Property, plant & equipment, net........                                        43,094               (3)        52,265
Franchise costs, net....................                                        46,284                          47,924
Goodwill, net...........................                                        10,593                          30,525
Investment in Liberty Media Group and
 related receivables, net...............
Other investments and related
 advances...............................                                        49,622         (249,036)        34,287
Other assets............................      44         230        516         29,296          (12,691)        25,815
TOTAL ASSETS............................     $44        $230       $516       $243,408        $(326,386)      $241,141
LIABILITIES
Debt maturing within one year...........     $--        $ --       $ --       $  7,396        $ (41,781)      $ 17,225
Other current liabilities...............                                        15,603           (8,792)        17,219
TOTAL CURRENT LIABILITIES...............                                        22,999          (50,573)        34,444
Long-term debt..........................      28         214        504         10,197          (26,672)        39,004
Deferred income taxes...................                                        35,801                          36,665
Other long-term liabilities and deferred
 credits................................                                           359              (79)         8,768
TOTAL LIABILITIES.......................      28         214        504         69,356          (77,324)       118,881
Minority interest.......................                                         1,612                           4,222
Company-Obligated Convertible Quarterly
 Income Preferred Securities of
 Subsidiary Trust Holding Solely
 Subordinated Debt Securities of AT&T...                                                                         4,713
Convertible preferred stock.............                                         3,000           (3,000)         9,362
SHAREOWNERS' EQUITY
AT&T Common Stock.......................                                          (416)                          3,809
AT&T Wireless Group common stock........                                                                           363
Liberty Media Group Class A
 Common Stock...........................                                                                         2,377
Liberty Media Group Class B
 Common Stock...........................                                                                           212
Other shareowners' equity...............      16          16         12        169,856         (246,062)        97,202
TOTAL SHAREOWNERS' EQUITY...............      16          16         12        169,440         (246,062)       103,963
TOTAL LIABILITIES AND SHAREOWNERS'
 EQUITY.................................     $44        $230       $516       $243,408        $(326,386)      $241,141

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN MILLIONS)

                                          GUARANTOR   GUARANTOR    GUARANTOR       TCI         TCI         TCI      MEDIAONE
                                            AT&T      SUBSIDIARY   SUBSIDIARY   FINANCING   FINANCING   FINANCING   FINANCING
                                           PARENT        TCI        MEDIAONE        I          II          IV           I
                                          ---------   ----------   ----------   ---------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.............................   $  (173)     $ 501        $(582)       $ --        $ --        $ --        $ --
INVESTING ACTIVITIES
Capital expenditures and other
 additions..............................      (254)        (6)          (1)
Other...................................      (692)      (739)         841
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES.............................      (946)      (745)         840
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances..............................                               187
Proceeds from debt from AT&T............       101        337
Issuance of convertible preferred
 securities and warrants................     9,811
Increase (decrease) in short-term
 borrowings, net........................    (9,911)       (50)        (445)
Other...................................     1,118        (43)
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.............................     1,119        244         (258)
Net (decrease) increase in cash and cash
 equivalents............................
Cash and cash equivalents at beginning
 of year................................
Cash and cash equivalents at end of
 period.................................   $    --      $  --        $  --        $ --        $ --        $ --        $ --

                                                                                             ELIMINATION
                                          MEDIAONE    MEDIAONE   MEDIAONE                        AND
                                          FINANCING   FINANCE    FINANCE    NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                             II          II        III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                          ---------   --------   --------   -------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.............................    $ --        $ --       $ --        $ 2,192         $    --        $  1,938
INVESTING ACTIVITIES
Capital expenditures and other
 additions..............................                                        (3,662)                         (3,923)
Other...................................                                        (3,525)          4,854             739
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES.............................                                        (7,187)          4,854          (3,184)
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances..............................                                         6,158                           6,345
Proceeds from debt from AT&T............                                          (337)           (101)
Issuance of convertible preferred
 securities and warrants................                                                                         9,811
Increase (decrease) in short-term
 borrowings, net........................                                           540          (4,849)        (14,715)
Other...................................                                        (1,356)             96            (185)
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.............................                                         5,005          (4,854)          1,256
Net (decrease) increase in cash and cash
 equivalents............................                                            10                              10
Cash and cash equivalents at beginning
 of year................................                                           126                             126
Cash and cash equivalents at end of
 period.................................    $ --        $ --       $ --        $   136         $    --        $    136

                                   AT&T CORP.

                   CONSOLIDATING CONDENSED INCOME STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                                   GUARANTOR   GUARANTOR       TCI         TCI         TCI                      ELIMINATION AND
                                     AT&T      SUBSIDIARY   FINANCING   FINANCING   FINANCING   NON-GUARANTOR    CONSOLIDATION
                                    PARENT        TCI           I          II          IV       SUBSIDIARIES      ADJUSTMENTS
                                   ---------   ----------   ---------   ---------   ---------   -------------   ---------------
Revenue..........................   $5,922       $  --         $--         $--         $--         $10,431          $  (452)
Operating Expenses
Costs of services and products...      742                                                           3,548             (375)
Access and other connection......    1,874                                                           1,789              (75)
Selling, general and
  administrative.................      664          28                                               2,599               (2)
Depreciation and other
  amortization...................      513          14                                               1,039
Amortization of goodwill,
  franchise costs and other
  purchased intangibles..........        8                                                             360
Net restructuring and other
  charges........................      663          16                                                  94
Total operating expenses.........    4,464          58                                               9,429             (452)
Operating income (losses)........    1,458         (58)                                              1,002
Other income (expense)...........      304                      9          10           4            1,195             (854)
Interest expense (benefit).......      956         354          9          10           4              110             (854)
Income (losses) before income
  taxes, minority interest and
  earnings (losses) from equity
  investments....................      806        (412)                                              2,087
Provision (benefit) for income
  taxes..........................      376         (66)                                                199
Minority interest income
  (expense)......................      (40)         (5)                                                  1
Equity earnings from Liberty
  Media Group....................                  942
Net earnings (losses) from other
  equity investments.............    1,702                                                            (186)          (1,703)
Net income (losses)..............   $2,092       $ 591         $--         $--         $--         $ 1,703          $(1,703)


                                   CONSOLIDATED
                                    AT&T CORP.
                                   ------------
Revenue..........................    $15,901
Operating Expenses
Costs of services and products...      3,915
Access and other connection......      3,588
Selling, general and
  administrative.................      3,289
Depreciation and other
  amortization...................      1,566
Amortization of goodwill,
  franchise costs and other
  purchased intangibles..........        368
Net restructuring and other
  charges........................        773
Total operating expenses.........     13,499
Operating income (losses)........      2,402
Other income (expense)...........        668
Interest expense (benefit).......        589
Income (losses) before income
  taxes, minority interest and
  earnings (losses) from equity
  investments....................      2,481
Provision (benefit) for income
  taxes..........................        509
Minority interest income
  (expense)......................        (44)
Equity earnings from Liberty
  Media Group....................        942
Net earnings (losses) from other
  equity investments.............       (187)
Net income (losses)..............    $ 2,683

                                   AT&T CORP.

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN MILLIONS)

                                        GUARANTOR   GUARANTOR    GUARANTOR       TCI         TCI         TCI      MEDIAONE
                                          AT&T      SUBSIDIARY   SUBSIDIARY   FINANCING   FINANCING   FINANCING   FINANCING
                                         PARENT        TCI        MEDIAONE        I          II          IV           I
                                        ---------   ----------   ----------   ---------   ---------   ---------   ---------
ASSETS
Cash and cash equivalents.............  $     --     $    --      $    --       $ --        $ --        $ --         $--
Receivables...........................    11,424       2,577           78
Investments...........................
Deferred income taxes.................       811
Other current assets..................     1,103          11
TOTAL CURRENT ASSETS..................    13,338       2,588           78
Property, plant & equipment, net......     9,064          93           22
Franchise costs, net..................       838
Licensing costs, net..................                    30
Goodwill, net.........................       161                   19,786
Investment in Liberty Media Group and
 related receivables, net.............                34,290
Other investments and related
 advances.............................   164,844      35,358       29,325
Other assets..........................     5,500                                 528         514         204          51
TOTAL ASSETS..........................  $193,745     $72,359      $49,211       $528        $514        $204         $51
LIABILITIES
Debt maturing within one year.........  $ 52,556     $   435      $ 2,337       $ --        $ --        $ --         $--
Liability under put options...........
Other current liabilities.............     9,535       1,166           76
TOTAL CURRENT LIABILITIES.............    62,091       1,601        2,413
Long-term debt........................    21,333      30,096        2,168        528         514         204          30
Deferred income taxes.................       569                      230
Other long-term liabilities and
 deferred credits.....................     7,341         939          129
TOTAL LIABILITIES.....................    91,334      32,636        4,940        528         514         204          30
Minority interest.....................                 1,462        1,147
Company-Obligated Convertible
 Quarterly Income Preferred Securities
 of Subsidiary Trust Holding Solely
 Subordinated Debt Securities of
 AT&T.................................     4,710
SHAREOWNERS' EQUITY
AT&T Common Stock.....................     4,176
AT&T Wireless Group common stock......       362
Liberty Media Group Class A Common
 Stock................................     2,364
Liberty Media Group Class B Common
 Stock................................       206
Other shareowners' equity.............    90,593      38,261       43,124                                             21
TOTAL SHAREOWNERS' EQUITY.............    97,701      38,261       43,124                                             21
TOTAL LIABILITIES AND SHAREOWNERS'
 EQUITY...............................  $193,745     $72,359      $49,211       $528        $514        $204         $51

                                        MEDIAONE    MEDIAONE   MEDIAONE       NON-       ELIMINATION AND
                                        FINANCING   FINANCE    FINANCE     GUARANTOR      CONSOLIDATION    CONSOLIDATED
                                           II          II        III      SUBSIDIARIES     ADJUSTMENTS      AT&T CORP.
                                        ---------   --------   --------   ------------   ---------------   ------------
ASSETS
Cash and cash equivalents.............     $--        $  --      $  --      $    126        $      --        $    126
Receivables...........................                                        50,788          (52,020)         12,847
Investments...........................                                         2,102                            2,102
Deferred income taxes.................                                             1                              812
Other current assets..................                                            90               (4)          1,200
TOTAL CURRENT ASSETS..................                                        53,107          (52,024)         17,087
Property, plant & equipment, net......                                        41,985               (3)         51,161
Franchise costs, net..................                                        47,380                           48,218
Licensing costs, net..................                                        13,596                           13,626
Goodwill, net.........................                                        11,531                           31,478
Investment in Liberty Media Group and
 related receivables, net.............                                                                         34,290
Other investments and related
 advances.............................                                        23,059         (218,325)         34,261
Other assets..........................      44          230        516        17,020          (12,505)         12,102
TOTAL ASSETS..........................     $44        $ 230      $ 516      $207,678        $(282,857)       $242,223
LIABILITIES
Debt maturing within one year.........     $--        $  --      $  --      $  6,409        $ (29,790)       $ 31,947
Liability under put options...........                                         2,564                            2,564
Other current liabilities.............                                        13,972           (8,393)         16,356
TOTAL CURRENT LIABILITIES.............                                        22,945          (38,183)         50,867
Long-term debt........................      28          214        504         3,895          (26,422)         33,092
Deferred income taxes.................                                        35,914                           36,713
Other long-term liabilities and
 deferred credits.....................                                           431              (80)          8,760
TOTAL LIABILITIES.....................      28          214        504        63,185          (64,685)        129,432
Minority interest.....................                                         2,274                            4,883
Company-Obligated Convertible
 Quarterly Income Preferred Securities
 of Subsidiary Trust Holding Solely
 Subordinated Debt Securities of
 AT&T.................................                                                                          4,710
SHAREOWNERS' EQUITY
AT&T Common Stock.....................                                          (416)                           3,760
AT&T Wireless Group common stock......                                                                            362
Liberty Media Group Class A Common
 Stock................................                                                                          2,364
Liberty Media Group Class B Common
 Stock................................                                                                            206
Other shareowners' equity.............      16           16         12       142,635         (218,172)         96,506
TOTAL SHAREOWNERS' EQUITY.............      16           16         12       142,219         (218,172)        103,198
TOTAL LIABILITIES AND SHAREOWNERS'
 EQUITY...............................     $44        $ 230      $ 516      $207,678        $(282,857)       $242,223

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                              GUARANTOR   GUARANTOR       TCI         TCI         TCI                      ELIMINATION AND
                                AT&T      SUBSIDIARY   FINANCING   FINANCING   FINANCING   NON-GUARANTOR    CONSOLIDATION
                               PARENT        TCI           I          II          IV       SUBSIDIARIES      ADJUSTMENTS
                              ---------   ----------   ---------   ---------   ---------   -------------   ---------------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES................   $  (260)    $   381       $ 11        $ 12         $ 5         $ 2,379         $     --
INVESTING ACTIVITIES
Capital expenditures and
  other additions...........       (19)                                                        (3,217)
Equity investment
  distributions and sales...        57                                                            360
Equity investment
  contributions and
  purchases.................       (16)     (7,409)                                            (1,043)           7,409
Net (acquisitions)
  dispositions of businesses
  net of cash
  acquired/disposed.........      (197)                                                             9
Other.......................      (708)       (105)                                            (4,832)           4,710
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES...      (883)     (7,514)                                            (8,723)          12,119
FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances.................       739
Proceeds from debt from
  AT&T......................                 7,648                                             (7,648)
Retirement of long-term
  debt......................      (487)       (258)                                              (262)
Dividends paid on common
  stock.....................      (703)
Increase (decrease) in
  short-term borrowings,
  net.......................     7,889        (257)                                               257           (4,710)
Other.......................    (6,295)                   (11)        (12)         (5)         13,075           (7,409)
NET CASH PROVIDED BY (USED
  IN) FINANCING
  ACTIVITIES................     1,143       7,133        (11)        (12)         (5)          5,422          (12,119)
Net decrease in cash and
  cash equivalents..........                                                                     (922)
Cash and cash equivalents at
  beginning of year.........                                                                    1,024
Cash and cash equivalents at
  end of period.............   $    --     $    --       $ --        $ --         $--         $   102         $     --


                              CONSOLIDATED
                               AT&T CORP.
                              ------------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES................    $ 2,528
INVESTING ACTIVITIES
Capital expenditures and
  other additions...........     (3,236)
Equity investment
  distributions and sales...        417
Equity investment
  contributions and
  purchases.................     (1,059)
Net (acquisitions)
  dispositions of businesses
  net of cash
  acquired/disposed.........       (188)
Other.......................       (935)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES...     (5,001)
FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances.................        739
Proceeds from debt from
  AT&T......................
Retirement of long-term
  debt......................     (1,007)
Dividends paid on common
  stock.....................       (703)
Increase (decrease) in
  short-term borrowings,
  net.......................      3,179
Other.......................       (657)
NET CASH PROVIDED BY (USED
  IN) FINANCING
  ACTIVITIES................      1,551
Net decrease in cash and
  cash equivalents..........       (922)
Cash and cash equivalents at
  beginning of year.........      1,024
Cash and cash equivalents at
  end of period.............    $   102

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

                                      AT&T

                    CONSOLIDATING CONDENSED INCOME STATEMENT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN MILLIONS)

                                                AT&T         AT&T     LIBERTY
                                            COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                               GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                            ------------   --------   -------   -------------   ------------
External Revenue..........................    $13,551       $3,212     $  --                      $16,763
Inter-group revenue.......................        101                               $(101)
Total Revenue.............................     13,652        3,212                   (101)        $16,763
Operating expenses:
Costs of services and products............      3,624        1,348                   (135)          4,837
Access and other connection...............      3,151                                 135           3,286
Selling, general and administrative.......      2,858        1,010                                  3,868
Depreciation and other amortization.......      1,702          576                   (137)          2,141
Amortization of goodwill, franchise costs
  and other purchased intangibles.........        709                                 137             846
Net restructuring and other charges.......        808                                                 808
Inter-group expenses......................        (36)         137                   (101)
Total operating expenses..................     12,816        3,071                   (101)         15,786
Operating income..........................        836          141                                    977
Other income (expense)....................       (784)           7                     (4)           (781)
Inter-group interest income...............         82           77                   (159)
Interest expense..........................        962            7                                    969
Inter-group interest expense..............         77           40                   (117)
Income (loss) before income taxes,
  minority interest, earnings (losses)
  from equity investments and cumulative
  effect of accounting change.............       (905)         178                    (46)           (773)
(Benefit) provision for income taxes......        213           79                                    292
Minority interest income (expense)........        646                                   4             650
Equity (losses) from Liberty Media
  Group...................................                              (697)                        (697)
Net losses from other equity
  investments.............................        (37)         (99)                                  (136)
Income (losses) before cumulative effect
  of accounting change....................       (509)           0      (697)         (42)         (1,248)
Cumulative effect of accounting change....        359                    545                          904
Net (losses) income.......................       (150)           0      (152)         (42)           (344)
Dividend requirements on preferred
  stock...................................        181           42                    (42)            181
Net income (losses) available to common
  shareowners.............................    $  (331)      $  (42)    $(152)       $  --         $  (525)
                                              =======       ======     =====        =====         =======

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               AT MARCH 31, 2001
                                 (IN MILLIONS)

                                              AT&T         AT&T     LIBERTY
                                          COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                             GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                          ------------   --------   -------   -------------   ------------
ASSETS:
Cash and cash equivalents...............    $    102     $    34    $           $               $    136
Other current assets....................      13,781       2,567                    (231)         16,117
Short-term note due from related
  party.................................                  10,588                 (10,588)
TOTAL CURRENT ASSETS....................    $ 13,883     $13,189                 (10,819)         16,253
Property, plant and equipment, net......      41,540      10,725                                  52,265
Franchise costs, net....................      47,924                                              47,924
Goodwill, net...........................      25,839       5,653                    (967)         30,525
Investment in Liberty Media Group and
  related receivables, net..............                             34,072                       34,072
Other investments and related
  advances..............................      30,383       3,904                                  34,287
Other assets............................      11,278      13,568                     969          25,815
Long-term assets due from related
  party.................................       4,800                              (4,800)
TOTAL ASSETS............................    $175,647     $47,039    $34,072     $(15,617)       $241,141
LIABILITIES:
Debt maturing within one year...........    $ 17,076     $   103    $           $     46        $ 17,225
Short-term debt due to related party....      10,588                             (10,588)
Other current liabilities...............      14,891       2,641                    (313)         17,219
TOTAL CURRENT LIABILITIES...............      42,555       2,744                 (10,855)         34,444
Long-term debt..........................      32,514       6,487                       3          39,004
Long-term debt due to related party.....                   1,800                  (1,800)
Deferred income taxes...................      31,926       4,739                                  36,665
Other long-term liabilities and deferred
  credits...............................       8,478         290                                   8,768
TOTAL LIABILITIES.......................    $115,473     $16,060                $(12,652)       $118,881
                                            ========     =======                ========        ========

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               AT MARCH 31, 2001
                                 (IN MILLIONS)

                                              AT&T         AT&T     LIBERTY
                                          COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                             GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                          ------------   --------   -------   -------------   ------------
Minority interest.......................       4,180          42                                   4,222
Company-obligated convertible quarterly
  income preferred securities of
  subsidiary trust holding solely
  subordinated debt securities of
  AT&T..................................       4,713                                               4,713
Convertible Preferred Stock.............       9,362                                               9,362
Other shareowners' equity due to related
  party.................................                   3,000                  (3,000)
AT&T common stock.......................                                           3,809           3,809
AT&T Wireless Group common stock........                                             363             363
Liberty Media Group Class A.............                                           2,377           2,377
Liberty Media Group Class B.............                                             212             212
Other shareowners' equity...............      41,919      27,937     34,072       (6,726)         97,202
Total shareowners' equity...............      41,919      30,937     34,072       (2,965)        103,963
Total liabilities and shareowners'
  equity................................    $175,647     $47,039    $34,072     $(15,617)       $241,141
                                            ========     =======    =======     ========        ========

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN MILLIONS)

                                             AT&T         AT&T     LIBERTY
                                         COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                            GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                         ------------   --------   -------   -------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................    $ 2,050      $    655   $            $  (767)       $  1,938
INVESTING ACTIVITIES
Capital expenditures and other
  additions............................     (2,516)       (1,407)                                (3,923)
Other..................................      1,223       (11,112)                10,628             739
NET CASH (USED IN) INVESTING
  ACTIVITIES...........................     (1,293)      (12,519)                10,628          (3,184)
FINANCING ACTIVITIES
Proceeds from long-term debt
  issuance.............................                    6,345                                  6,345
Issuance of convertible preferred
  securities and warrants..............      3,670         6,141                                  9,811
Increase (decrease) in short-term
  borrowings, net......................     (4,174)         (638)                (9,903)        (14,715)
Other..................................       (215)          (12)                    42            (185)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES.................       (719)       11,836                 (9,861)          1,256
Net (decrease) increase in cash and
  cash equivalents.....................         38           (28)                                    10
Cash and cash equivalents at beginning
  of year..............................         64            62                                    126
Cash and cash equivalents at end of
  period...............................    $   102      $     34   $            $              $    136
                                           =======      ========   =======      =======        ========

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T

                    CONSOLIDATING CONDENSED INCOME STATEMENT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN MILLIONS)

                                        AT&T          AT&T      LIBERTY
                                    COMMON STOCK    WIRELESS     MEDIA     ELIMINATIONS/    CONSOLIDATED
                                       GROUP         GROUP       GROUP     RECLASSES(1)      AT&T CORP.
                                    ------------    --------    -------    -------------    ------------
External Revenue..................    $13,703        $2,198      $ --          $ --           $15,901
Inter-group revenue...............         70                                   (70)
Total Revenue.....................     13,773         2,198                     (70)           15,901
Operating expenses:
Costs of services and products....      3,002         1,001                     (88)            3,915
Access and other connection.......      3,506                                    82             3,588
Selling, general and
  administrative..................      2,652           637                                     3,289
Depreciation and other
  amortization....................      1,270           369                     (73)            1,566
Amortization of goodwill,
  franchise costs and other
  purchased intangibles...........        301                                    67               368
Net restructuring and other
  charges.........................        773                                                     773
Inter-group expenses..............        (95)          165                     (70)
Total operating expenses..........     11,409         2,172                     (82)           13,499
Operating income..................      2,364            26                      12             2,402
Other income (expense)............        648            24                      (4)              668
Inter-group interest income.......         85                                   (85)
Interest expense..................        610           (21)                                      589
Inter-group interest expense......                       72                     (72)
Income (loss) before income taxes,
  minority interest, earnings
  (losses) from equity investments
  and cumulative effect of
  accounting change...............      2,487            (1)                     (5)            2,481
(Benefit) provision for income
  taxes...........................        490            (2)                     21               509
Minority interest income
  (expense).......................        (48)                                    4               (44)
Equity (losses) from Liberty Media
  Group...........................                                942                             942
Net losses from other equity
  investments.....................       (224)           25                      12              (187)
Income (losses) income............      1,725            26       942           (10)            2,683
Dividend requirements on preferred
  stock...........................                       13                     (13)
Net (losses) income available to
  common shareowners..............    $ 1,725        $   13      $942          $  3           $ 2,683
                                      =======        ======      ====          ====           =======

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                      AT&T

                     CONSOLIDATING CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                    AT&T         AT&T     LIBERTY
                                                COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                                   GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                                ------------   --------   -------   -------------   ------------
ASSETS:
Cash and cash equivalents.....................    $     64     $    62    $            $              $    126
Other receivables.............................      11,053       2,010                    (216)         12,847
Deferred income taxes.........................         719          93                                     812
Investments...................................       2,102                                               2,102
Other current assets..........................         788         417                      (5)          1,200
Short-term note due from related party........         638                                (638)
Total current assets..........................      15,364       2,582                    (859)         17,087
Property, plant and equipment, net............      41,269       9,892                                  51,161
Franchise costs, net..........................      48,218                                              48,218
Licensing costs, net..........................                  13,627                      (1)         13,626
Goodwill, net.................................      26,782       5,816                  (1,120)         31,478
Investment in Liberty Media Group and related
  receivables, net............................                             34,290                       34,290
Other investments and related advances........      30,876       3,385                                  34,261
Other assets..................................      10,984                               1,118          12,102
Long-term assets due from related party.......       4,800                              (4,800)
Total assets..................................    $178,293     $35,302    $34,290      $(5,662)       $242,223
LIABILITIES:
Debt maturing within one year.................    $ 31,838     $   109    $            $              $ 31,947
Short-term debt due to related party..........                     638                    (638)
Liability under put options...................       2,564                                               2,564
Other current liabilities.....................      13,709       2,907                    (260)         16,356
Total current liabilities.....................      48,111       3,654                    (898)         50,867
Long-term debt................................      33,089                                   3          33,092
Long-term debt due to related party...........                   1,800                  (1,800)
Deferred income taxes.........................      32,054       4,659                                  36,713
Other long-term liabilities and deferred
  credits.....................................       8,493         271                      (4)          8,760
Total liabilities.............................     121,747      10,384                  (2,699)        129,432
                                                  ========     =======                 =======        ========
Minority interest.............................       4,842          41                                   4,883
Company-obligated convertible quarterly income
  preferred securities of subsidiary trust
  holding solely subordinated debt securities
  of AT&T.....................................       4,710                                               4,710
AT&T common stock.............................                                           3,760           3,760
AT&T Wireless Group common stock..............                                             362             362
Liberty Media Group Class A Tracking stock....                                           2,364           2,364
Liberty Media Group Class B tracking stock....                                             206             206
Other shareowners' equity.....................      46,994      21,877     34,290       (6,655)         96,506
Other shareowners' equity due to related
  party.......................................                   3,000                  (3,000)
Total shareowners' equity.....................      46,994      24,877     34,290       (2,963)        103,198
Total liabilities and shareowners' equity.....    $178,293     $35,302    $34,290      $(5,662)       $242,223
                                                  ========     =======    =======      =======        ========

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     FOR THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                                                AT&T         AT&T     LIBERTY
                                            COMMON STOCK   WIRELESS    MEDIA    ELIMINATIONS/   CONSOLIDATED
                                               GROUP        GROUP      GROUP    RECLASSES(1)     AT&T CORP.
                                            ------------   --------   -------   -------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..............................    $ 2,314       $ 228      $            $ (14)        $ 2,528
INVESTING ACTIVITIES
Capital expenditures and other
  additions...............................     (2,418)       (818)                                 (3,236)
Equity investment distributions and
  sales...................................        391          26                                     417
Equity investment contribution and
  purchases...............................       (985)        (74)                                 (1,059)
Net acquisitions of businesses net of cash
  acquired/disposed.......................       (188)                                               (188)
Other.....................................     (1,153)        (82)                    300            (935)
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES..............................     (4,353)       (948)                    300          (5,001)
FINANCING ACTIVITIES
Proceeds from long-term debt issuance.....        739                                                 739
Retirement of long-term debt..............     (1,009)                                  2          (1,007)
Dividends paid on common stock............       (703)                                               (703)
Increase (decrease) in short-term
  borrowings, net.........................      3,179                                               3,179
Other.....................................     (1,094)        725                    (288)           (657)
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................      1,112         725                    (286)          1,551
Net (decrease) increase in cash and cash
  equivalents.............................       (927)          5                                    (922)
Cash and cash equivalents at beginning of
  year....................................      1,019           5                                   1,024
Cash and cash equivalents at end of
  period..................................    $    92       $  10      $            $             $   102
                                              =======       =====      =====        =====         =======

---------------
(1) Includes the elimination of inter-group transactions, consolidating entries as well as reclassifications and adjustments related to the AT&T Wireless Group tracking stock financial statements.

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
              FOR THREE MONTHS ENDED MARCH 31, 2000 -- (CONTINUED)

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

REVENUE

                                                   FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                   --------------------
DOLLARS IN MILLIONS                                  2001        2000
-------------------                                --------    --------
Business services................................  $ 7,168     $ 7,252
Consumer services................................    4,007       5,037
Wireless services................................    3,212       2,198
Broadband........................................    2,465       1,557
Corporate and Other..............................      (89)       (143)
Total revenue....................................  $16,763     $15,901

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

OPERATING EXPENSES

                                                                 FOR THE
                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
DOLLARS IN MILLIONS                                           2001      2000
-------------------                                          ------    ------
Costs of services and products.............................  $4,837    $3,915

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

                                                                 FOR THE
                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
DOLLARS IN MILLIONS                                           2001      2000
-------------------                                          ------    ------
Access and other connection................................  $3,286    $3,588

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

                                                                 FOR THE
                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
DOLLARS IN MILLIONS                                           2001      2000
-------------------                                          ------    ------
Selling, general and administrative........................  $3,868    $3,289

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

                                                                 FOR THE
                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
DOLLARS IN MILLIONS                                           2001      2000
-------------------                                          ------    ------
Depreciation and other amortization........................  $2,141    $1,566

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

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
DOLLARS IN MILLIONS                                            2001      2000
-------------------                                           ------    ------
Amortization of goodwill, franchise costs and other
  purchased intangibles.....................................   $846      $368

     Amortization of goodwill, franchise costs and other purchased intangibles increased $0.5 billion to $0.8 billion, or 129.6%, in the first quarter of 2001 compared with the corresponding prior year period. This increase was largely attributable to acquisitions, primarily MediaOne, as well as the consolidation of Excite@Home.

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
DOLLARS IN MILLIONS                                            2001      2000
-------------------                                           ------    ------
Net restructuring and other charges.........................   $808      $773

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

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                    DOLLARS IN MILLIONS                       2001      2000
                    -------------------                       -----    -------
Operating Income............................................  $977     $2,402

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

                                                                  FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                    DOLLARS IN MILLIONS                        2001     2000
                    -------------------                       ------    -----
Other (expense) income......................................  $(781)    $668

     Other (expense) income for the first quarter of 2001 was an expense of $0.8 billion, compared with income of $0.7 billion in the first quarter of 2000, an increase in expense of $1.4 billion. Effective January 1, 2001, in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." As a result of the reclassification, we recorded a pretax charge of $1.0 billion in other income. Also contributing to the increase in expense were lower net gains on sale of businesses and investments of approximately $0.4 billion.

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                    DOLLARS IN MILLIONS                        2001      2000
                    -------------------                       ------    ------
Interest Expense............................................   $969      $589

     Interest expense increased 64.6%, or $0.4 billion, in first quarter of 2001 compared with the same period in 2000. The increase was primarily due to the higher average debt balance as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition and debt issuance by AT&T Wireless in the quarter.

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                    DOLLARS IN MILLIONS                        2001      2000
                    -------------------                       ------    ------
Provision for income taxes..................................   $292      $509

     The provision for income taxes was $0.3 billion in the first quarter of 2001 compared with $0.5 billion in the first quarter of 2000. The decrease in expense was primarily due to a net loss before income taxes in the first quarter of 2001, compared with earnings before income taxes in the first quarter of 2000. As AT&T recorded a tax provision despite having pretax losses for the first quarter of 2001, the effective tax rate for the quarter was a negative 37.6%, compared with 20.5% for the first quarter of 2000. The first quarter 2001 effective tax rate was impacted by a charge associated with the adoption of SFAS No. 133, as well as a non tax-deductible asset impairment charge recorded related to Excite@Home. The first quarter of 2001 effective tax rate was also negatively impacted by the consolidation of operational losses of Excite@Home, which is unable to record tax benefits on its pretax losses, and higher non tax-deductible goodwill amortization. The first quarter 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable-systems and other assets with Cox, and the benefit of the write-off of the related deferred tax liability.

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                    DOLLARS IN MILLIONS                        2001      2000
                    -------------------                       ------    ------
Minority interest income (expense)..........................   $650      $(44)

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

                                                                  FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                    DOLLARS IN MILLIONS                        2001     2000
                    -------------------                       ------    -----
Equity (losses) earnings from Liberty Media Group...........  $(697)    $942

     Equity losses from LMG, which are recorded net of income taxes, were $0.7 billion in the first quarter of 2001, compared with earnings of $0.9 billion for the same period in 2000. The decline was primarily due to lower gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, the impairment charges recorded on LMG's investments to reflect other than temporary declines in value also contributed to the decline. These were partially offset by tax benefits recorded in the quarter associated with the net loss before cumulative accounting change compared with tax expense in the prior year quarter associated with net earnings.

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                    DOLLARS IN MILLIONS                        2001      2000
                    -------------------                       ------    ------
Net losses from other equity Investments....................   $136      $187

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

                                                                  FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                           -----      -----
Cumulative effect of accounting change......................  $904        $--

     Cumulative effect of accounting change, net of applicable income taxes, was $0.4 billion, in the first quarter of 2001 for AT&T Group. It represented fair value adjustments of equity based derivative instruments embedded in indexed debt instruments including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio due to the adoption of SFAS No. 133.

     Cumulative effect of accounting change, net of applicable income taxes, was $0.5 billion, for Liberty Media Group in the first quarter of 2001. The increase was primarily due to separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

                                                                  FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
DOLLARS IN MILLIONS                                           2001      2000
-------------------                                           -----     -----
Dividend requirements of preferred stock....................  $181       $--

     Dividend requirements of preferred stock were $0.2 billion in the first quarter of 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo.

                                                                 FOR THE
                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               2001      2000
-----------------------------------------------              ------    ------
AT&T Common Stock Group:
(Losses) income............................................  $ (366)   $1,741
AT&T Common Stock Group -- per basic share:
(Losses) earnings -- before cumulative effect of accounting
  change...................................................  $(0.19)   $ 0.55
Cumulative effect of accounting change.....................    0.09        --
AT&T Common Stock Group (losses) earnings..................  $(0.10)   $ 0.55
AT&T Common Stock Group -- per diluted share:
(Losses) earnings -- before cumulative effect of accounting
  change...................................................  $(0.19)   $ 0.54
Cumulative effect of accounting change.....................    0.09        --
AT&T Common Stock Group (losses) earnings..................  $(0.10)   $ 0.54
AT&T Wireless Group:
Losses.....................................................  $    7        --
Losses per basic and diluted...............................  $ 0.02        --
Liberty Media Group:
(Losses) earnings..........................................  $ (152)   $  942
Liberty Media Group -- per basic and diluted share:
(Losses) earnings -- before cumulative effect of accounting
  change...................................................  $(0.27)   $ 0.37
Cumulative effect of accounting change.....................    0.21        --
Liberty Media Group (losses) earnings......................  $(0.06)   $ 0.37

     Losses per diluted share attributable to the AT&T Common Stock Group were $0.10 in the first quarter of 2001 compared with EPS on a diluted basis of $0.54 in the first quarter of 2000. The decrease was primarily driven by lower operating income, lower gains on the sales of businesses and investments, and the net impact of the adoption of SFAS No. 133, which includes a $0.15 per share charge relating to the revaluation of certain securities reclassified from "available-for-sale" to "trading" recorded in other income and a net benefit of $0.09 per share relating to the cumulative effect of adoption. Also contributing to the decrease in earnings was increased interest expense, partially offset by higher minority interest income.

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

     EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as earnings before interest, taxes, the cumulative effect of accounting changes and dividend requirements on preferred stock. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT, excluding depreciation and amortization, minority interest (expense) income other than Excite@Home's minority (expense) interest. Interest and taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it provides analysis of operating results using the same measures used by AT&T's chief operating decision makers and provides a return on total capitalization measure. We believe EBITDA is meaningful to investors as a measure of each segment's liquidity consistent with the measure utilized by our chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was $0.5 billion and $2.7 billion for the quarters ended March 31, 2001 and 2000, respectively. EBITDA for AT&T was $3.5 billion and $4.8 billion for the three months ended March 31, 2001 and 2000, respectively. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and taxes which can affect cash flow.

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

     Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, when we create tracking stocks for our Consumer and Broadband units, we will begin allocating 'pure' corporate overhead to these units. See note (b) for further detail on our restructuring plan.

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

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                          -------    -------
External revenue...........................................  $6,940     $7,094
Internal revenue...........................................     228        158
Total revenue..............................................   7,168      7,252
EBIT.......................................................   1,018      1,146
EBITDA.....................................................   2,036      2,152
OTHER ITEMS
Capital additions..........................................  $1,287     $1,366

                                                          AT             AT
                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Total assets.........................................   $42,562       $42,747

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

     Total assets decreased $0.2 billion, or 0.4%, at March 31, 2001 compared with December 31, 2000.

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

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                          -------    -------
Revenue....................................................  $4,007     $5,037
EBIT.......................................................   1,318      1,658
EBITDA.....................................................   1,365      1,715
OTHER ITEMS
Capital additions..........................................  $   22     $   23

                                                          AT             AT
                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Total assets.........................................   $2,768         $3,150

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

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                          -------    -------
Revenue....................................................  $3,212     $2,198
EBIT.......................................................     118        111
EBITDA*....................................................     717        401
OTHER ITEMS
Capital additions..........................................  $1,904     $1,390

                                                           AT             AT
                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                        ---------    ------------
Total assets..........................................   $46,930       $35,184

---------------
* EBITDA for Wireless Services excludes net pretax (losses) earnings from equity investments and other income.

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

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                          -------    -------
Revenue....................................................  $2,465     $1,557
EBIT.......................................................    (508)       236
EBITDA excluding other income..............................     394        329
OTHER ITEMS
Capital additions..........................................  $  910     $1,344

                                                        AT               AT
                                                    MARCH 31,       DECEMBER 31,
                                                       2001             2000
                                                   ------------    ---------------
Total assets.....................................    $114,191         $114,848

---------------
* EBITDA for Broadband excludes net losses from equity investments and other income

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

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
DOLLARS IN MILLIONS                                           2001       2000
-------------------                                         --------    ------
Revenue...................................................  $   (89)    $(143)
EBIT......................................................   (1,424)     (453)
EBITDA....................................................   (1,239)     (308)
OTHER ITEMS
Capital additions.........................................  $   183     $  30

                                                        AT               AT
                                                    MARCH 31,       DECEMBER 31,
                                                       2001             2000
                                                   ------------    ---------------
Total assets.....................................      $618            $12,004

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

EBIT/EBITDA

     EBIT and EBITDA declined $1.0 billion and $0.9 billion, respectively to deficits of $1.4 billion and $1.2 billion, respectively, in the first quarter of 2001 compared with the first quarter of 2000. The decline was primarily due to the adoption of SFAS 133 in the quarter, which resulted in a charge of approximately $1.0 billion. Also contributing to the decline was asset impairment charges, net of minority interest, of $0.3 billion recorded by Excite@Home and AT&T related to Excite@home.

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

LIQUIDITY

                                                                FOR THE
                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                           ------------------
DOLLARS IN MILLIONS                                         2001       2000
-------------------                                        -------    -------
CASH FLOWS:
  Provided by operating activities.......................  $ 1,938    $ 2,528
  Used in investing activities...........................   (3,184)    (5,001)
  Provided by financing activities.......................    1,256      1,551

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

FINANCIAL CONDITION

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Total assets.........................................  $241,141       $242,223
Total liabilities....................................   118,881        129,432
Total shareowners' equity............................   103,963        103,198

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

     Net debt-to-annualized EBITDA was 3.19x at March 31, 2001 as compared with 3.28x at December 31, 2000, reflecting lower EBITDA partially offset by lower debt. The debt ratio (debt divided by total debt and equity) was 39.5% at March 31, 2001 as compared with 46.2% at December 31, 2000. For purposes of this calculation, equity includes the convertible quarterly trust preferred securities, redeemable preferred stock of subsidiary as well as convertible preferred stock. The decrease in debt-to-capital was driven by the repayment of short-term debt offset somewhat by the issuance of wireless bonds.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AT&T Wireless Group does not expect that the adoption of SFAS No. 140 will have a material impact on its results of operations, financial position or cash flows.

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

                          PART II -- OTHER INFORMATION

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

(a) Exhibits

EXHIBIT
NUMBER
-------
  12      Computation of Ratio of Earnings to Fixed Charges

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

                                          AT&T Corp.

                                          /s/        N. S. CYPRUS
                                          --------------------------------------
                                          By: N. S. Cyprus
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: May 15, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  12      Computation of Ratio of Earnings to Fixed Charges

  99.1 Liberty Media Group financial results for the three months ended March 31, 2001 and 2000

  99.2 AT&T Wireless Group financial results for the three months ended March 31, 2001 and 2000