Form 10-Q/A
period 2001-03-31
AT&T CORP
filed 2001-08-10
CIK 5907

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

     AT&T amended its previously filed Form 10-Q for the three months ended March 31, 2001 to properly classify losses related to the implementation of Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The reclassification is a result of transition guidance recently issued by the Derivatives Implementation Group which requires that a portion of the previously unrecognized gains/losses on securities related to indexed debt instruments be included in the cumulative effect of adoption. These amounts, initially recorded within other income (expense), relate to the reclassification of securities from available for sale to trading as permitted under SFAS No. 133. Since the restatement was a reclassification of $1.6 billion pre-tax ($1.1 billion after-tax) from other income (expense) to cumulative effect of accounting change, there was no impact to the net loss recorded for the three months ended March 31, 2001.

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