Form 10-Q
period 2001-06-30
AT&T CORP
filed 2001-08-14
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                       Telephone - Area Code 212-387-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [   ]


At July 31, 2001, the following shares of stock were outstanding:

            AT&T common stock - 3,532,981,394 shares
            Liberty Media Group Class A common stock - 2,377,907,044 shares Liberty Media Group Class B common stock - 212,045,288 shares

                         PART I - FINANCIAL INFORMATION
                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                            For the Three                For the Six
                                                                            Months Ended                 Months Ended
                                                                            June 30,                       June 30,
                                                                       2001           2000            2001           2000

Revenue                                                               $ 13,326       $ 13,744       $ 26,877       $ 27,447

Operating Expenses
Costs of services and products (excluding depreciation
 of $1,181, $1,020, $2,368 and $1,971 included below)                    3,410          3,009          6,982          5,967
Access and other connection                                              3,105          3,527          6,256          7,033
Selling, general and administrative                                      2,810          2,357          5,604          4,905
Depreciation and other amortization                                      1,732          1,366          3,434          2,636
Amortization of goodwill, franchise costs and other
 purchased intangibles                                                     618            345          1,328            646
Net restructuring and other charges                                        287             --          1,095            773
Total operating expenses                                                11,962         10,604         24,699         21,960

Operating income                                                         1,364          3,140          2,178          5,487

Other (expense) income                                                  (1,446)           346         (2,229)           993
Interest expense                                                           761            568          1,640          1,104
(Loss) income from continuing operations before income taxes, minority interest, (losses) earnings from equity investments
 and cumulative effect of accounting change                               (843)         2,918         (1,691)         5,376
(Benefit) provision for income taxes                                      (872)         1,094           (654)         1,593
Minority interest income (expense)                                         198            (46)           838            (92)
Equity (losses) earnings from Liberty Media Group                       (2,125)           267         (2,822)         1,209
Net losses from other equity investments                                   278            188            335            393
(Loss) income from continuing operations                                (2,176)         1,857         (3,356)         4,507
Income from discontinued operations (net of income
taxes of $119, $57, $158 and $98)                                          218            177            150            210
Cumulative effect of accounting change -
(net of income taxes of $578)                                               --             --            904             --
Net (loss) income                                                       (1,958)         2,034         (2,302)         4,717
Dividend requirements of preferred stock                                   236             --            417             --
Premium on Wireless tracking stock exchange                                 80             --             80             --

Net (loss) income available to common shareowners                     $ (2,274)      $  2,034       $ (2,799)      $  4,717

AT&T Common Stock Group - per basic share:
(Loss) earnings - continuing operations                               $  (0.10)      $   0.49       $  (0.28)      $   1.02
Earnings - discontinued operations                                        0.05           0.05           0.03           0.06
Cumulative effect of accounting change                                      --             --           0.10             --
AT&T Common Stock Group (loss) earnings                               $  (0.05)      $   0.54       $  (0.15)      $   1.08

AT&T Common Stock Group - per diluted share:
(Loss) earnings - continuing operations                               $  (0.10)      $   0.48       $  (0.28)      $   1.01
Earnings - discontinued operations                                        0.05           0.05           0.03           0.06
Cumulative effect of accounting change                                      --             --           0.10             --
AT&T Common Stock Group (loss) earnings                               $  (0.05)      $   0.53       $  (0.15)      $   1.07

Dividends declared                                                    $ 0.0375       $   0.22       $  0.075       $   0.44

AT&T Wireless Group - per basic and diluted share:
Earnings from discontinued operations                                 $   0.08       $   0.06       $   0.08       $   0.06

Liberty Media Group - per basic and diluted share:
 (Loss) earnings - before cumulative effect of
 accounting change                                                    $  (0.82)      $   0.10       $  (1.09)      $   0.47
Cumulative effect of accounting change                                      --             --           0.21             --
Liberty Media Group (loss) earnings                                   $  (0.82)      $   0.10       $  (0.88)      $   0.47

                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                         At                   At
                                                                       June 30,            December 31,
                                                                        2001                  2000
ASSETS

Cash and cash equivalents                                            $  9,717             $     64

Accounts receivable, less allowances of $1,120 and $1,185               8,683                9,408

Other receivables                                                       1,669                1,645

Investments                                                             1,208                2,102

Deferred income taxes                                                     758                  720

Other current assets                                                      720                  781

TOTAL CURRENT ASSETS                                                   22,755               14,720

Property, plant and equipment, net of accumulated
 depreciation of $30,454 and $28,129                                   41,346               41,269
Franchise costs, net of accumulated amortization of
 $2,041 and $1,664                                                     44,953               48,218
Goodwill, net of accumulated amortization
 of $973 and $609                                                      25,506               26,782
Investment in Liberty Media Group and related
 receivables, net                                                      34,856               34,290

Other investments and related advances                                 28,544               30,875

Prepaid pension costs                                                   3,180                3,003

Other assets                                                            7,467                7,979

Net assets of discontinued operations                                  22,328               27,224

TOTAL ASSETS                                                         $230,935             $234,360

                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                               At               At
                                                            June 30,         December 31,
                                                              2001             2000
LIABILITIES
Accounts payable                                            $  4,644      $   5,382
Payroll and benefit-related liabilities                        1,653          1,991
Debt maturing within one year                                 22,880         31,838
Liability under put options                                       --          2,564
Other current liabilities                                      6,119          6,200

TOTAL CURRENT LIABILITIES                                     35,296         47,975

Long-term debt                                                31,804         33,089
Long-term benefit-related liabilities                          3,612          3,670
Deferred income taxes                                         31,341         32,054
Other long-term liabilities and deferred credits               4,685          4,823
TOTAL LIABILITIES                                            106,738        121,611

Minority Interest                                              3,904          4,841

Company-Obligated Convertible Quarterly Income
     Preferred Securities of Subsidiary Trust Holding
     Solely Subordinated Debt Securities of AT&T               4,715          4,710

Convertible Preferred Stock                                    9,596             --

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized
     6,000,000,000 shares; issued and outstanding
     3,532,059,655 shares (net of 851,742,060 treasury
     shares) at June 30, 2001 and 3,760,151,185 shares
     (net of 416,887,452 treasury shares)
     at December 31, 2000                                      3,532          3,760
AT&T Wireless Group Common Stock, $1 par value,
     authorized 6,000,000,000 shares;
     issued and outstanding 802,228,703
     shares at June 30, 2001 and 361,802,200
     shares at December 31, 2000                                 802            362
Liberty Media Group Class A Common Stock, $1 par
     value, authorized 4,000,000,000
     shares; issued and outstanding
     2,377,907,044 shares (net of 53,732,514
     treasury shares) at June 30, 2001
     and 2,363,738,198 shares (net of
     59,512,496 treasury shares) at December 31, 2000          2,378          2,364
Liberty Media Group Class B Common Stock, $1 par
     value, authorized 400,000,000
     shares; issued and outstanding
     212,045,288 shares (net of 10,607,776
     treasury shares) at June 30, 2001 and
     206,221,288 shares (net of 10,607,776
     treasury shares) at December 31, 2000                       212            206
Additional paid-in capital                                    94,013         90,496
Retained earnings                                              4,325          7,408
Accumulated other comprehensive income                           720         (1,398)
TOTAL SHAREOWNERS' EQUITY                                    105,982        103,198
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                   $230,935      $ 234,360

                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (Dollars in Millions)
                                   (Unaudited)

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                     2001            2000
AT&T Common Shares
  Balance at beginning of year                                    $  3,760       $  3,196
  Shares issued (acquired), net:
    Under employee plans                                                 7             (1)
    For acquisitions                                                    44            610
    Settlement of put option                                           155             --
    For Wireless tracking stock exchange                              (372)            --
    Other*                                                             (62)           (50)
Balance at end of period                                             3,532          3,755

AT&T Wireless Group Common Stock
  Balance at beginning of year                                         362             --
  Shares issued:                                                                      360
    Under employee plans                                                 2             --
    For Wireless tracking stock exchange                               438             --
Balance at end of period                                               802            360

Liberty Media Group Class A Common Stock
  Balance at beginning of year                                       2,364          2,314
  Shares issued, net:
    For acquisitions                                                    --             60
    Other                                                               14             --
Balance at end of period                                             2,378          2,374

Liberty Media Group Class B Common Stock
  Balance at beginning of year                                         206            217
  Shares issued (acquired), net                                          6            (11)
Balance at end of period                                               212            206

Additional Paid-In Capital
  Balance at beginning of year                                      90,496         59,526
  Shares issued (acquired), net:
    Under employee plans                                               164            (24)
    For acquisitions                                                   827         23,014
    Other*                                                          (1,044)        (2,620)
  Proceeds in excess of par value from
   issuance of AT&T Wireless common stock                               --          9,926
  Gain on issuance of common stock by affiliates                        18            103
  Settlement of put option                                           3,237             --
  Wireless tracking stock exchange                                      14             --
  Beneficial conversion value of preferred stock                       295             --
  Other                                                                  6            106
Balance at end of period                                            94,013         90,031

Guaranteed ESOP Obligation
  Balance at beginning of year                                          --            (17)
  Amortization                                                          --             17
Balance at end of period                                                --             --

Retained Earnings
  Balance at beginning of year                                       7,408          6,712
  Net (loss) income                                                 (2,302)         4,717
  Dividends declared - common stock                                   (275)        (1,519)
  Dividends accrued - preferred stock                                 (417)            --
  Premium on Wireless tracking stock exchange                          (80)            --
  Treasury shares issued at less than cost                              (9)        (1,361)
Balance at end of period                                             4,325          8,549


                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                              For the Six Months
                                                                Ended June 30,
                                                            2001             2000
Accumulated Comprehensive Income
  Balance at beginning of year                            (1,398)          6,979
  Other comprehensive income                               2,118          (2,091)
Balance at end of year                                       720           4,888
Total Shareowners' Equity                              $ 105,982       $ 110,163

Summary of Total Comprehensive Income:
(Loss) income from continuing operations               $  (3,356)      $   4,507
Income from discontinued operations                          150             210
Cumulative effect of accounting change                       904              --
Net (loss) income                                         (2,302)          4,717
Dividend requirements of preferred stock                     417              --
Premium on Wireless tracking stock exchange                   80              --
Net (loss) income available to common shareowners
                                                       $  (2,799)      $   4,717
Net foreign currency translation adjustment
 (net of income taxes of $(143) and $100)                   (247)            141
Net revaluation of securities:
  Unrealized (loss) gain (net of income
  taxes of $(1,189 and $(406))                             1,782            (753)
  Recognition of previously unrealized
  loss (gains) on available-for-sale
  securities (net of income taxes of
  $361 and $(955))                                           583          (1,479)
Comprehensive Income                                   $    (681)      $   2,626

In the six months ended June 30, 2001, the recognition of previously unrealized loss (gains) on available-for-sale securities included $0.7 billion ($1.2 billion pretax, recorded in other income) resulting from the reclassification of securities from "available-for-sale" to "trading" in conjunction with AT&T Group's adoption of Statement of Financial Accounting Standard(SFAS) No. 133(see note (k)), $(0.1) billion[$(0.2) billion pretax] relating to AT&T Group's sales of various securities and $(0.1) billion [$(0.1) billion pretax] relating to Liberty Media Group's (LMG) adoption of SFAS No. 133 and $0.1 billion ($0.2 billion pretax) relating to LMG's sales of various securities.

In the first six months of 2001, other comprehensive income included LMG's foreign currency translation adjustments totaling $(151), net of applicable taxes and unrealized gains on available-for-sale securities totaling $2,056, net of applicable taxes.

In the first six months of 2000, other comprehensive income included LMG's foreign currency translation adjustments totaling $(118), net of applicable taxes, and revaluation of LMG's available-for-sale securities totaling $36 net of applicable taxes, partially offset by the recognition of previously unrealized (gains) available for sale securities of $(1,479), net of applicable taxes.

AT&T accounts for treasury stock as retired stock.

We have 100 million authorized shares of preferred stock at $1 par value.
In the first quarter of 2001, AT&T issued 812,511.778 shares of convertible preferred stock with a par value of $1 per share to NTT DoCoMo. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted to AT&T Wireless common stock. See note (h) for further discussion related to the convertible preferred stock.

_____________
* Other activity in 2001 and 2000 represents AT&T stock received in exchange for entities owning certain cable systems.



                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                  (Unaudited)

                                                                       For the Six Months Ended
                                                                              June 30,
                                                                          2001            2000
OPERATING ACTIVITIES
Net (loss) income                                                       $ (2,302)      $  4,717
Deduct: Income from discontinued operations                                  150            210
(Loss) income from continuing operations                                  (2,452)         4,507

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing
 operations:
    Cumulative effect of accounting change - net of income taxes            (904)            --
    Net gains on sales of businesses and investments                        (577)          (682)
    Investment impairment charges                                          1,333             --
    Put option settlement loss and mark-to-market charge                     838             --
    Net restructuring and other charges                                    1,009            648
    Depreciation and amortization                                          4,762          3,282
    Provision for uncollectible receivables                                  531            509
    Deferred income taxes                                                   (932)          (118)
    Net revaluation of trading securities                                    913             --
    Minority interest (income) expense                                      (953)            53
    Net equity losses (earnings) from Liberty Media Group                  2,822         (1,209)
    Net losses from other equity investments                                 501            661
    Decrease (increase) in receivables                                       196         (1,544)
    (Decrease) increase in accounts payable                                 (763)           193
    Net change in other operating assets and liabilities                  (1,770)          (912)
    Other adjustments, net                                                   (39)          (281)
NET CASH PROVIDED BY OPERATING ACTIVITIES
    OF CONTINUING OPERATIONS                                               4,515          5,107

INVESTING ACTIVITIES
Capital expenditures and other additions                                  (4,666)        (5,190)
Proceeds from sale or disposal of property,
 plant and equipment                                                          14            543
Increase in other receivables                                                (71)          (977)
Sales of marketable securities                                                94             --
Equity investment distributions and sales                                  1,560            467
Equity investment contributions and purchases                               (173)          (636)
Net dispositions (acquisitions) of businesses, net of cash
 disposed/acquired                                                         3,120        (16,236)
Other investing activities, net                                             (121)           (27)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS              (243)       (22,056)

FINANCING ACTIVITIES
Proceeds from long-term debt issuances                                       195            739
Retirement of long-term debt                                                (814)        (1,063)
Issuance of convertible preferred securities and warrants                  9,811             --
Redemption of redeemable securities                                           --           (152)
Issuance of AT&T common shares                                                88             --
Issuance of AT&T Wireless Group common shares                                 54         10,286
Net issuance (acquisition) of treasury shares                                 19           (539)
Dividends paid on common stock                                              (284)        (1,396)
Dividends paid on preferred securities                                      (106)          (120)
(Decrease) increase in short-term borrowings, net                         (8,466)        13,087
Other financing activities, net                                              (37)           (18)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS
                                                                             460         20,824

Net cash provided by (used in) discontinued operations                     4,921         (4,472)
Net increase (decrease) in cash and cash equivalents                       9,653           (597)
Cash and cash equivalents at beginning of year                                64          1,018
Cash and cash equivalents at end of period                              $  9,717       $    421


     The notes are an integral part of the consolidated financial statements

                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 2000 and AT&T's Form 10-Q/A for the quarter ended March 31, 2001, both of which include the financial statements of AT&T Wireless Group and Liberty Media Group for the respective periods, attached as exhibits thereto.

         We have reclassified certain prior period amounts to conform with our current presentation.

(b)      RESTRUCTURING OF AT&T

         On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units. If the plan is completed as announced, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer would all be represented by asset-based or tracking stocks.

         On July 8, 2001, Comcast Corp. (Comcast) made an unsolicited offer to acquire AT&T Broadband. On July 18, AT&T's Board of Directors unanimously voted to reject Comcast's proposal to acquire AT&T Broadband. The Board has directed management to explore financial and strategic alternatives relating to AT&T Broadband, including the previously announced restructuring plans, with the goal to provide the greatest long-term value to shareowners. The Board also decided to delay finalizing and mailing to shareowners the proxy materials, filed preliminary with the SEC on July 3, 2001, for its current restructuring plans. However, AT&T remains committed to separate AT&T Consumer and AT&T Business from AT&T Broadband and to creating a separate tracking stock designed to represent the financial performance of AT&T Consumer.

         On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 372.2 million shares of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock.

         On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July. The remaining shares will be sold, exchanged or monetized within the next six months. AT&T Wireless will continue trading on the New York Stock Exchange (NYSE) under the symbol "AWE".

         On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. Liberty Media Corporation's Series A common stock and Series B common stock is now listed on the NYSE under the symbols "LMC.A" and "LMC.B", respectively.

         AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service rulings. AT&T expects that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

(c)      DISCONTINUED OPERATIONS

         Pursuant to AT&T's restructuring plan (see footnote b), AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company on July 9, 2001.

         The consolidated financial statements of AT&T have been restated to reflect AT&T Wireless as a discontinued operation. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as "Income from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash provided by (used in) discontinued operations" for all periods presented.

         Revenue for discontinued operations was $3,380 and $2,477 for the quarters ended June 30, 2001 and June 30, 2000, respectively, and $6,592 and $4,675 for the year-to-date periods ended June 30, 2001 and June 30, 2000, respectively.

         Net assets of discontinued operations included assets of $37,109 and $35,087 at June 30, 2001 and December 31, 2000, respectively, and total liabilities of $14,337 and $7,822 at June 30, 2001 and December 31, 2000, respectively. Total assets were comprised primarily of licensing costs, property, plant and equipment, goodwill and investments. Total liabilities at June 30, 2001, were comprised primarily of debt and deferred income taxes and at December 31, 2000, were comprised primarily of deferred income taxes, accounts payable and other short-term liabilities. Net assets of discontinued operations also included minority interest of $444 and $41 at June 30, 2001 and December 31, 2000, respectively.

         Interest expense of $70 and $84 for the quarters ended June 30, 2001 and June 30, 2000, respectively, and $153 and $159 for the year-to-date periods ended June 30, 2001 and June 30, 2000, respectively, was allocated to discontinued operations based on the debt of AT&T Corp. that was attributable to AT&T Wireless. This debt was repaid to AT&T prior to June 30, 2001, in connection with the subsequent distribution of AT&T Wireless.

         The split-off of AT&T Wireless will result in a non-cash gain of approximately $13 billion, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain will be recorded in the third quarter of 2001 and be reflected as "Gain on the disposition of discontinued operations."

(d)      MERGER WITH MEDIAONE GROUP, INC

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

         The merger was accounted for under the purchase method. Accordingly, the results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition as part of AT&T Broadband.

         Approximately $17 billion of the purchase price of $45 billion has been attributed to agreements with local franchise authorities that allow access to homes in our broadband service areas ("franchise costs") and is being amortized on a straight-line basis over 40 years. Also included in the purchase price was approximately $22 billion related to nonconsolidated investments, including investments in Time Warner Entertainment Company, L.P. (TWE) and Vodafone Group plc (Vodafone), approximately $5 billion related to property, plant and equipment, and approximately $5 billion of other net assets. In addition, included was approximately $13 billion in deferred income tax liabilities, approximately $10 billion of MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding Corporation, a subsidiary of MediaOne. The purchase resulted in goodwill of approximately $20 billion, which is being amortized on a straight-line basis over 40 years.


         PRO FORMA RESULTS

         Following is a summary of the pro forma results of AT&T as if the merger with MediaOne had closed effective January 1, 2000:

                                                       (Unaudited)
        Shares in millions
        For the Six Months Ended June 30,                   2000

        Revenue                                          $28,772
        Income from continuing operations                  5,456

        Weighted-average AT&T common shares                3,771
        Weighted-average AT&T common shares
        and potential common shares                        3,841
        Weighted-average Liberty Media
        Group shares                                       2,570

        AT&T Common Stock Group earnings from
        continuing operations per common share:
           Basic                                           $1.13
           Diluted                                         $1.11

        Liberty Media Group earnings per
        common share:
           Basic and diluted                               $0.47


         Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

(e)      OTHER ACQUISITIONS, EXCHANGES AND DISPOSITIONS

         COMCAST

         On June 30, 2001, AT&T transferred its 99.75% interest in an entity owning Baltimore Maryland cable-system serving approximately 115 thousand customers to Comcast Corp. (Comcast) for approximately $0.5 billion in cash. The transaction resulted in a pretax gain of $0.1 billion.

         On April 30, 2001, AT&T received 63.9 million shares of AT&T common stock held by Comcast in exchange for an entity owning cable-systems which serves approximately 590 thousand customers in six states. The transaction resulted in a pretax loss of $0.3 billion.

         COX and COMCAST

         On May 18, 2001, AT&T, Cox Communications (Cox) and Comcast reached an agreement on the terms of a previously announced transaction on the put options related to Excite@Home. Under the new agreement, which was no longer a tax-free exchange, Cox and Comcast retained their stakes in Excite@Home and AT&T issued 75 million of AT&T common shares to Cox and more than 80 million of AT&T common shares to Comcast. We recorded approximately $0.8 billion loss in other income for this put option settlement in the second quarter of 2001. The new agreement resulted in a tax benefit to AT&T, which essentially offset this loss.

         JAPAN TELECOM

         On April 27, 2001, AT&T completed the sale announced on February 27, 2001, of our 10% stake in Japan Telecom Co. Ltd to Vodafone Group plc for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group since AT&T Wireless Group held one-half of AT&T's investment. The transaction resulted in a pretax gain of approximately $0.5 billion recorded in AT&T continuing operations and a pretax gain of approximately $0.5 billion recorded in discontinued operations.

         CABLEVISION

         On January 8, 2001, AT&T and Cablevision Systems Corporation (Cablevision) completed the transfer of cable-systems in which AT&T received cable-systems serving 358 thousand subscribers in Boston and Eastern Massachusetts. In exchange, Cablevision received cable-systems serving approximately 130 thousand subscribers in northern New York suburbs, and 44 million shares of AT&T common stock valued at approximately $0.9 billion, and approximately $0.2 billion in cash. Cablevision recorded a gain as a result of the transaction. Due to AT&T's ownership interest in Cablevision, AT&T recorded an after-tax gain of approximately $0.1 billion included within "Net losses from other equity investments."

         INSIGHT COMMUNICATIONS COMPANY LP

         Effective January 1, 2001, AT&T sold to Insight Communications Company LP (Insight) several Illinois cable-systems serving approximately 98 thousand customers for $0.4 billion. Insight subsequently contributed the purchased cable-system and additional cable-systems serving approximately 177 thousand customers to Insight Midwest L.P. in which AT&T has a 50% interest. AT&T also contributed entities owning cable-systems serving approximately 248 thousand customers in Illinois to Insight Midwest L.P. The transactions resulted in pretax gains of $0.2 billion, which were deferred due to a debt support agreement with Insight Midwest, L.P.

(f)      NET RESTRUCTURING AND OTHER CHARGES

         During the second quarter of 2001, AT&T recorded $287 of net restructuring and other charges, which included $56 of asset impairment charges related to Excite@Home including the write-off of property, plant and equipment, and $231 for restructuring and exits costs which consisted of $88 of severance costs, $136 related to facility closings and $7 primarily related to termination of contractual obligations.

         The severance costs, for approximately 4,500 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 27% of the affected employees are management employees and 73% are non-management employees. Nearly 35% of the affected employees have left their positions as of June 30, 2001, and the remaining employees will leave the company by the end of 2001.

         Net restructuring and other charges for the six months ended June 30, 2001, totaled $1,095. The charge includes $795 of asset impairment charges related to Excite@Home, $300 for restructuring and exits costs, which consisted of $147 for severance costs, $142 for facilities closing and $11 primarily related to termination of contractual obligations.

         The asset impairment charges included $600 recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operates in. Since we consolidate, but only own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our June 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)." In the second quarter of 2001, Excite@Home recorded an additional $56 of asset impairment charges related to the write-off of property, plant and equipment.

         The severance costs, for approximately 6,900 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 21% of the affected employees are management employees and 79% are non-management employees. Nearly 56% of the affected employees have left their positions as of June 30, 2001, and the remaining employees will leave the company by the end of 2001.

         The following table displays the activity and balances of the restructuring reserve account from January 1, 2001, to June 30, 2001:

                                                     Type of Cost
                                       Employee      Closings
                                      Separations    Facility         Other        Total

         Balance at January 1, 2001      $259           $173            $36        $468
         Additions                        147            142             11         300
         Deductions                      (192)           (23)            (9)       (224)
         Balance at June 30, 2001        $214           $292            $38        $544

         Deductions reflect cash payments of $192 related to employee separations and $23 related to facilities and $5 related to litigations. The cash outlay was primarily funded through cash from operations.

         During the six months ended June 30, 2000, AT&T recorded $773 of net restructuring and other charges, which included $682 for restructuring and exit costs associated with AT&T's initiative to reduce costs by the end of 2000, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert (our global joint venture with British Telecom, plc).

         Included in restructuring and exit costs was $458 of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately half of the individuals were management employees and half were non-management employees.

         We also recorded $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter 2000.

         Also included in restructuring and exit costs was $144 of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses in which the carrying value was no longer supported by estimated future cash flows.

(g)      EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

         (Loss) earnings attributable to the different classes of AT&T common stock are as follows:

                                       AT&T Common Stock      AT&T Wireless       Liberty Media
                                            Group                Group                Group
For the three months
ended June 30,                         2001       2000       2001     2000       2001         2000

(Loss) income from continuing
operations                         $   (51)      $1,590       $-       $-      $(2,125)      $  267
Dividend requirements
of preferred stock                     236           --       --       --           --           --
Premium on Wireless
tracking stock exchange                 80           --       --       --           --           --
(Loss) income from continuing
operations available
to common shareowners                 (367)       1,590       --       --       (2,125)         267
Income from discontinued
operations                             176          155       42       22           --           --

Net (loss) income available to
common shareowners                 $  (191)      $1,745      $42      $22      $(2,125)      $  267

For the six months ended
June 30,                              2001         2000     2001     2000         2001         2000

(Loss) income from continuing
operations                         $  (534)      $3,298       $-       $-      $(2,822)      $1,209
Dividend requirements of
preferred stock                        417           --       --       --           --           --
Premium on Wireless
tracking stock exchange                 80           --       --       --           --           --
(Loss) income from continuing
operations available
to common shareowners               (1,031)       3,298       --       --       (2,822)       1,209
Income from discontinued
operations                             115          188       35       22           --           --
Cumulative effect of
accounting change                      359           --       --       --          545           --

Net (loss) income available
to common shareowners              $  (557)      $3,486      $35      $22      $(2,277)      $1,209

         Basic (loss) earnings per share for AT&T Common Stock Group were computed by dividing AT&T Common Stock Group (loss) income by the weighted-average number of shares outstanding of 3,694 million and 3,253 million for the three months ended June 30, 2001 and 2000, respectively, and 3,749 million and 3,219 million for the six months ended June 30, 2001 and 2000, respectively.

         Since AT&T recorded a loss from continuing operations for the three and six months ended June 30, 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive. There were 72 million potentially dilutive AT&T securities outstanding at June 30, 2001.

         Diluted earnings per share (EPS) for AT&T Common Stock Group for the second quarter and the first half of 2000, were computed by dividing AT&T Common Stock Group income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the period, assuming conversion of the potential shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below.

         The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS for the three and six-month periods ended June 30, 2000. The dividends of these securities would have an after-tax impact to earnings of approximately $40 and $80 for the three and six- month periods ended June 30, 2001 and 2000. Assuming conversion of the securities, the dividends would no longer have to be included as a reduction to net income and the securities would convert into approximately 67 million shares of AT&T common stock.

         A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Group is as follows:

                                                For the Three         For the Six
                                                Months Ended          Months Ended
                                                June 30, 2000         June 30,2000
AT&T Common Stock Group:
Income from continuing operations                 $1,590               $3,298
Income impact of assumed conversion
 of preferred stock of subsidiary                      8                   16
Income adjusted for conversion
 of securities                                    $1,598               $3,314

Shares in millions
Weighted-average common shares                     3,253                3,219
Stock options                                         21                   26
Preferred stock of subsidiary                         40                   40
Weighted-average common shares and
 potential common shares                           3,314                3,285


         Basic earnings per share from discontinued operations for AT&T Wireless Group for the three and six-month periods ended June 30, 2001 and from April 27, 2000, the date of the stock offering, through June 30, 2000, were computed by dividing AT&T Wireless Group income by the weighted-average number of shares outstanding of AT&T Wireless Group of 513 million, 438 million and 360 million, respectively. There were 406 million potentially dilutive AT&T Wireless securities outstanding at June 30, 2001, primarily NTT DoCoMo convertible preferred stock. Upon conversion of the NTT DoCoMo preferred stock, an additional 16% of AT&T Wireless Group's earnings (loss) would be attributable to the AT&T Wireless Group tracking stock shareholders.

         Basic (loss) earnings per share for LMG was computed by dividing the LMG (loss) income by the weighted-average number of shares outstanding of LMG of 2,588 million and 2,576 million, for the three months ended June 30, 2001 and 2000, respectively, and 2,581 million and 2,570 million for the six months ended June 30, 2001 and 2000, respectively. Since LMG recorded a loss for the three and six months ended June 30, 2001, diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive. There were 98 million potentially dilutive LMG securities outstanding at June 30, 2001. Diluted earnings per share (EPS) for LMG for the second quarter and the first half of 2000, were computed by dividing LMG income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the period. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash. There were 95 million of these potentially dilutive securities outstanding at June 30, 2000. The diluted earnings per share calculation for the second quarter of 2000 included approximately one million warrants outstanding at June 30, 2000, which were assumed in an acquisition during the second quarter of 2000.

(h)      CONVERTIBLE PREFERRED STOCK

         On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,511.778 shares of a new class of AT&T preferred stock with a par value of $1 per share; and five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. The $9.8 billion of proceeds were recorded based on their relative fair values as $9.2 billion for the preferred shares, $0.3 billion for the warrants in other current liabilities and $0.3 billion for the beneficial conversion feature. The preferred shares, convertible at NTT DoCoMo's Option, were economically equivalent to 406 million shares (a 16 percent interest) of AT&T Wireless Group tracking stock at June 30, 2001. The convertible preferred stock balance at June 30, 2001 of $9.6 billion is comprised of the $9.2 billion originally assigned to the shares plus $0.4 billion of accrued dividends and accretion of the beneficial conversion feature. At June 30, 2001, the preferred stock had a liquidation value of $9.6 billion.

         On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. Upon conversion, AT&T reduced its portion of the financial performance and economic value in the AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares came from the issuance of 228 million new shares of AT&T Wireless common stock.

         Since NTT DoCoMo converted their preferred stock in connection with the Wireless Group split-off, we will recognize, in the third quarter, the remaining unamortized beneficial conversion feature balance of $0.2 billion.

(i)      SECURITIZATION OF RECEIVABLES

         On June 22, 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.2 billion of funding. Under the program, AT&T Business accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The securitization proceeds of $2.2 billion are recorded as a borrowing and included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheet at June 30, 2001. The interest payment for the associated loan was approximately $6 for the period ending June 30, 2001. Interest is paid monthly based on a floating rate set by the corresponding agreements. At June 30, 2001, the borrowing was collateralized by $5.7 billion of accounts receivable.

         On June 20, 2001, AT&T amended an existing accounts receivable securitization program for a new 364-day term providing for up to $0.5 billion of funding. Under the program, AT&T Consumer accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The $0.5 billion of proceeds are included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheet at June 30, 2001. The interest payment for the associated loan was approximately $7 for the period ending June 30, 2001. Interest is paid monthly based on a floating rate set by the corresponding agreements. At June 30, 2000, the borrowing was collateralized by $1.0 billion of accounts receivable.

(j)      RELATED PARTY TRANSACTIONS

         AT&T has various related party transactions with Concert since the commencement of this global venture in January 2000.

         Included in revenue was $0.3 billion for each of the three-month periods ended June 30, 2001 and 2000, and $0.6 billion for each of the six-month periods ended June 30, 2001 and 2000, for services provided to Concert.

         Included in access and other connection expenses are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products. Such charges totaled $0.5 billion and $1.1 billion, for the three and six months ended June 30, 2001, respectively and $0.6 billion and $1.2 billion for the three and six months ended June 30, 2000, respectively.

         During the first quarter of 2000, AT&T loaned $1.0 billion to Concert; that loan is included within "Other investments and related advances" in the accompanying Consolidated Balance Sheets. Interest income of $13 and $30, was recognized for the three and six months ended June 30, 2001, and $17 and $30, was recognized for the three and six months ended June 30, 2000, respectively.

         At June 30, 2001 and at December 31, 2000, AT&T had a floating rate loan payable to Concert due on demand in the amount of $0.1 billion. The loan is included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheets. Interest expense was $2 and $4 for the three and six months ended June 30, 2001.

         Included in accounts receivable was $0.4 billion and $0.5 billion, at June 30, 2001 and December 31, 2000, respectively, related to transactions with Concert. Included in accounts payable was $0.5 billion at both June 30, 2001 and December 31, 2000, respectively, related to transactions with Concert.

         Included in other receivables was $0.8 billion and $1.1 billion, at June 30, 2001 and December 31, 2000, respectively, related to transactions associated with Concert. Included in other current liabilities was $0.9 billion and $1.0 billion, at June 30, 2001 and December 31, 2000, respectively, related to transactions associated with Concert.

         In addition, we had various related party transactions with Liberty Media Group(LMG). Included in "Costs of services and products" were programming expenses related to services from LMG. Those expenses amounted to $91 and $172, respectively, for the three and six-month periods ending June 30, 2001 and, $52 and $102, respectively, for the corresponding periods in 2000.

         Included in "Other Current Liabilities" at June 30, 2001 was $0.7 billion payable to LMG, including amount relating to TCI net operating losses generated prior to AT&T's merger with TCI. Such amounts are due to LMG as a result of the spin-off of LMG. Included in "Investment in Liberty Media Group and related receivables, net" was a receivable from LMG of $155 at December 31, 2000. This amount primarily related to taxes pursuant to a tax-sharing agreement between LMG and AT&T Broadband. That agreement existed prior to the TCI merger.

(k) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         Effective January 1, 2001, AT&T adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No.138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Changes in fair values of derivative instruments not designated as hedging instruments and ineffective portions of hedges, if any, are recognized in earnings in the current period.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1.5 billion ($0.9 billion net-of-tax). $0.6 billion ($0.4 billion net-of-tax) and $0.9 billion ($0.5 billion net-of-tax) were attributable to AT&T Group and Liberty Media Group, respectively.

         AT&T Group

         AT&T Group's cumulative-effect increase to net income of $0.4 billion was attributable primarily to equity based derivative instruments embedded in indexed debt instruments, and warrants held in both public and private companies.

         Included in the after-tax cumulative effect benefit of $0.4 billion, was a $0.2 billion benefit for the separation of embedded derivative instruments from the indexed debt instruments and $0.2 billion benefit for changes in the fair value of warrants. Additionally, within the cumulative effect of adoption, AT&T Group recorded a gain for amounts previously recorded within accumulated OCI on the indexed debt obligations that had been considered a hedge of Comcast, Microsoft and Vodafone available-for-sale securities. This gain was offset with the related loss on the securities which had previously been recorded in accumulated OCI. These offsetting transition adjustments had no net impact on the cumulative effect benefit.

         In addition, the adoption of SFAS No. 133 also resulted in a cumulative pretax charge to OCI of $10 ($6 net-of-tax) on cash flow hedges. The net derivative loss included in OCI as of January 1, 2001 will be reclassified into earnings over the life of the instruments, of which the last expires in February 2005.

         Upon adoption, AT&T Group, as permitted by SFAS 133, also reclassified $9.3 billion of securities from "available-for-sale" to "trading". This reclassification resulted in a pretax charge of $1.2 billion ($0.7 billion net-of-tax) recorded in other (expense) income. This $0.7 billion represents the net revaluation of securities to fair market value which was accounted for in OCI prior to the adoption of SFAS 133.

         Foreign Currency Risk

         We enter into foreign currency exchange contracts, including forward and option contracts, to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. In second quarter 2001, this consisted primarily of Brazilian reais, Swiss francs and Canadian dollars related to debt.


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

         Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and six months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended June 30, 2001.

         For the three and six months ended June 30, 2001, other income included net gains of $30 and $241, respectively, relating to ongoing fair value adjustments of derivatives and trading securities. The fair value adjustments for these periods included net gains of $320 and $984, respectively, for equity based derivative instruments embedded in indexed debt instruments, net gains of $66 and $137, respectively, for changes in the fair value of warrants, swaps and foreign currency transactions, and losses of $356 and $880, respectively, for trading securities.

         We reclassified $27 and $41 pretax, respectively, for the three and six-month periods ending June 30, 2001, from OCI to interest expense related to amortization of interest for prepaid interest rate swaps.

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

         Derivative instruments:

         LMG uses various derivative instruments including equity collars, put spread collars, interest rate swaps and forward foreign exchange contracts to manage fair value risk associated with certain investments, interest rate risk on certain indebtedness, and foreign exchange rate risk. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. LMG monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

         For derivatives designed either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on LMG's earnings for the three and six months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the three and six months ended June 30, 2001.

         For the six months ended June 30, 2001, included in "Equity losses from LMG" was unrealized gains on financial instruments of $6 gain related to call option obligations, a $615 net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, and an $8 net loss for changes in the time value of options for fair value hedges.

(l)      SEGMENT REPORTING

         AT&T's results are segmented according to the way we manage our business: AT&T Business, AT&T Consumer and AT&T Broadband. In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes since the publication of our 2000 annual results. The changes are as follows:
         AT&T Business was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes. Total assets for our reportable segments generally include all assets, except intercompany receivables.

         Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, if we create tracking stocks for other units, we will begin allocating `pure' corporate overhead to these units. See note (b) for further details on our restructuring plan.

                                             For the Three Months               For the Six Months
                                                Ended June 30,                     Ended June 30,
                                              2001             2000           2001              2000

Revenue
     AT&T Business external revenue        $  6,860         $  7,056         $ 13,800         $ 14,150
     AT&T Business internal revenue             234              171              462              329
Total AT&T Business revenue                   7,094            7,227           14,262           14,479
AT&T Consumer external revenue                3,785            4,963            7,792           10,000
  AT&T Broadband external revenue             2,560            1,714            5,021            3,271
  AT&T Broadband internal revenue                 5                2                9                2
Total AT&T Broadband revenue                  2,565            1,716            5,030            3,273

Total reportable segments                    13,444           13,906           27,084           27,752

Corporate and Other (a)                        (118)            (162)            (207)            (305)
Total revenue                              $ 13,326         $ 13,744         $ 26,877         $ 27,447

         (a) Includes revenue of $134 and $278 related to Excite@Home for the three and six months ended June 30, 2001, respectively.

         RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                               For the                         For the
                                           Three Months Ended             Six Months Ended
                                               June 30,                        June 30,
                                          2001            2000            2001            2000
AT&T Business                           $ 1,426         $ 1,592         $ 2,444         $ 2,738
AT&T Consumer                             1,217           1,807           2,535           3,465
AT&T Broadband                             (788)           (367)         (1,296)           (131)
  Total reportable segments               1,855           3,032           3,683           6,072
Corporate and Other (a)                  (2,115)             67          (3,484)           (403)
Deduct: Pretax minority interest
  income (expense)                          191             (77)            751            (151)
Add: Pretax losses from other
  equity investments                        369             310             501             660
Interest expense                            761             568           1,640           1,104
Total (loss) income from
continuing operations before
income taxes                            $  (843)        $ 2,918         $(1,691)        $ 5,376


         (a) Includes $(85) and $(195) related to Excite@Home for the second quarter of 2001 and 2000, respectively. Also includes $(420) and $(464) related to Excite@Home for six months ended June 30, 2001 and 2000, respectively. The Excite@Home EBIT impact includes net restructuring and other charges of $43 for the second quarter of 2001 and $324 for the first half of 2001.


                  ASSETS

                                             At June 30,    At December 31,
                                                2001            2000

AT&T Business                                $ 42,140        $ 42,747
AT&T Consumer                                   2,656           3,150
AT&T Broadband                                109,584         114,848
  Total reportable segments                   154,380         160,745

Corporate and Other:
Other segments                                  1,155           1,174
Prepaid pension costs                           3,180           3,003
Deferred income taxes                             472             406
Other corporate assets (a)                     14,564           7,518
Investment in Liberty Media Group and
  related receivables, net                     34,856          34,290
Net assets of discontinued operations          22,328          27,224
Total assets                                 $230,935        $234,360

         (a) Includes $1,560 and $2,541 related to Excite@Home at June 30, 2001 and December 31, 2000, respectively.

(m)      GUARANTEE OF PREFERRED SECURITIES

         TCI Securities:

         Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. At June 30, 2001, $1,244 of the guaranteed redeemable preferred securities remained outstanding.

         MediaOne Securities:

         Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. At June 30, 2001, $776 of the guaranteed redeemable preferred securities remained outstanding.

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

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)

                                  GUARANTOR     Guarantor     GUARANTOR        TCI           TCI           TCI         MEDIAONE
                                     AT&T       Subsidiary    SUBSIDIARY    FINANCING     FINANCING     FINANCING     FINANCING
                                    PARENT         TCI         MEDIAONE         I             II            IV            I
                                    ------         ---         --------         -             --            --            -
Revenue ......................     $  9,985      $     --      $     --      $     --      $     --      $     --      $     --

Operating Expenses
Costs of services and products        1,688                           1
Access and other connection ..        3,338
Selling, general and
  administrative .............        1,061           244             9
Depreciation and other
  amortization ...............          840            29             6
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......           47             3           253
Net restructuring and other
  charges ....................
Total operating expenses .....        6,974           276           269

Operating income (loss) ......        3,011          (276)         (269)

Other income (expense) .......         (573)           89         1,112            22            23             9             2
Interest expense .............        2,529           865           155            22            23             9             1
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change ..........          (91)       (1,052)          688                                                       1

Provision (benefit) for
  income taxes ...............          (46)         (395)          360
Minority interest income
  (expense) ..................          (80)
Equity losses from Liberty
  Media Group ................                      2,822
Net earnings (losses) from
  other equity investments ...        2,417        (1,472)       (1,566)
Income (loss) from continuing
  operations .................        2,292        (4,951)       (1,238)                                                      1

Income from discontinued
  operations (net of income
  taxes) .....................
Cumulative effect of
  accounting change
(net of income taxes).........          508           545           540
Net income (loss) ............        2,800        (4,406)         (698)                                                      1
Dividend requirements of
  preferred stock ............          417
Premium on Wireless tracking
  stock exchange .............           80
Net income (loss) available
  to common shareowners ......     $  2,303      $ (4,406)     $   (698)     $     --      $     --      $     --      $      1


                                   MEDIAONE      MEDIAONE     MEDIAONE                 ELIMINATION AND
                                  FINANCING      FINANCE      FINANCE   NON-GUARANTOR   CONSOLIDATION    CONSOLIDATED
                                      II            II          III      SUBSIDIARIES    ADJUSTMENTS      AT&T CORP.
                                      --            --          ---      ------------    -----------      ----------
Revenue ......................     $     --      $     --     $     --     $ 18,116        $ (1,224)       $ 26,877

Operating Expenses
Costs of services and products                                                6,371          (1,078)          6,982
Access and other connection ..                                                3,039            (121)          6,256
Selling, general and
  administrative .............                                                4,292              (2)          5,604
Depreciation and other
  amortization ...............                                                2,559                           3,434
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......                                                1,025                           1,328
Net restructuring and other
  charges ....................                                                1,095                           1,095
Total operating expenses .....                                               18,381          (1,201)         24,699

Operating income (loss) ......                                                 (265)            (23)          2,178

Other income (expense) .......            2            10           23       (1,177)         (1,771)         (2,229)
Interest expense .............            1            10           23          305          (2,303)          1,640
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change ..........             1                                 (1,747)            509          (1,691)

Provision (benefit) for
  income taxes ...............                                                 (573)                           (654)
Minority interest income
  (expense) ..................                                                  918                             838
Equity losses from Liberty
  Media Group ................                                                                                2,822
Net earnings (losses) from
  other equity investments ...                                                  131             155            (335)
Income (loss) from continuing
  operations .................             1                                   (125)            664          (3,356)

Income from discontinued
  operations (net of income
  taxes) .....................                                                  178             (28)            150
Cumulative effect of
  accounting change (net of income
  taxes) .....................                                                 (689)                            904
Net income (loss) ............             1                                   (636)            636          (2,302)
Dividend requirements of
  preferred stock ............                                                                                  417
Premium on Wireless tracking
  stock exchange .............                                                                                   80
Net income (loss) available
  to common shareowners ......     $      1      $     --     $     --     $   (636)       $    636        $ (2,799)

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)

                                  GUARANTOR     Guarantor     GUARANTOR        TCI           TCI           TCI         MEDIAONE
                                     AT&T       Subsidiary    SUBSIDIARY    FINANCING     FINANCING     FINANCING     FINANCING
                                    PARENT         TCI         MEDIAONE         I            II            IV             I
                                    ------         ---         --------         -            --            --             -
Revenue ......................     $  5,010      $             $             $             $             $             $

Operating Expenses
Costs of services and products          833                           1
Access and other connection ..        1,656
Selling, general and
  administrative .............          594           122             5
Depreciation and other
  amortization ...............          432            16             5
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......           24             3           128
Net restructuring and other
  charges ....................
Total operating expenses .....        3,539           141           139

Operating income (loss) ......        1,471          (141)         (139)

Other income (expense) .......          (69)           44           443            11            11             5             1
Interest expense .............        1,210           400            77            11            11             5
Income (loss) from continuing
  operations before income
  taxes, minority interest and
  earnings (losses) from
  equity investments .........          192          (497)          227                                                       1

Provision (benefit) for
  income taxes ...............           68          (185)          136
Minority interest income
  (expense) ..................          (40)            1
Equity losses from Liberty
  Media Group ................                      2,125
Net earnings (losses) from
  other equity investments ...          531           177          (407)
Income (loss) from continuing
  operations .................          615        (2,259)         (316)                                                      1

Income from discontinued
  operations (net of income
  taxes) .....................
Net income (loss) ............          615        (2,259)         (316)                                                      1
Dividend requirements of
  preferred stock ............          236
Premium on Wireless tracking
  stock exchange .............           80
Net income (loss) available
  to common shareowners ......     $    299      $ (2,259)     $   (316)     $             $             $             $      1


                                   MEDIAONE      MEDIAONE     MEDIAONE                   ELIMINATION AND
                                  FINANCING      FINANCE      FINANCE    NON-GUARANTOR    CONSOLIDATION     CONSOLIDATED
                                     II            II           III       SUBSIDIARIES     ADJUSTMENTS       AT&T CORP.
                                     --            --           ---       ------------     -----------       ----------
Revenue ......................     $             $            $             $  8,942         $   (626)        $ 13,326

Operating Expenses
Costs of services and products                                                 3,124             (548)           3,410
Access and other connection ..                                                 1,514              (65)           3,105
Selling, general and
  administrative .............                                                 2,090               (1)           2,810
Depreciation and other
  amortization ...............                                                 1,279                             1,732
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......                                                   463                               618
Net restructuring and other
  charges ....................                                                   287                               287
Total operating expenses .....                                                 8,757             (614)          11,962

Operating income (loss) ......                                                   185              (12)           1,364

Other income (expense) .......            1             5           12        (1,335)            (575)          (1,446)
Interest expense .............                          5           12           141           (1,111)             761
Income (loss) from continuing
  operations before income
  taxes, minority interest and
  earnings (losses) from
  equity investments .........            1                                   (1,291)             524             (843)

Provision (benefit) for
  income taxes ...............                                                  (891)                             (872)
Minority interest income
  (expense) ..................                                                   237                               198
Equity losses from Liberty
  Media Group ................                                                                                   2,125
Net earnings (losses) from
  other equity investments ...                                                   187             (766)            (278)
Income (loss) from continuing
  operations .................            1                                       24             (242)          (2,176)

Income from discontinued
  operations (net of income
  taxes) .....................                                                   261              (43)             218
Net income (loss) ............            1                                      285             (285)          (1,958)
Dividend requirements of
  preferred stock ............                                                                                     236
Premium on Wireless tracking
  stock exchange .............                                                                                      80
Net income (loss) available
  to common shareowners ......     $      1      $            $             $    285         $   (285)        $ (2,274)

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 2001
                              (DOLLARS IN MILLIONS)


                                  GUARANTOR     GUARANTOR      GUARANTOR        TCI            TCI            TCI        MEDIAONE
                                    AT&T       SUBSIDIARY     SUBSIDIARY     FINANCING      FINANCING      FINANCING     FINANCING
                                   PARENT          TCI         MEDIAONE          I             II             IV             I
                                   ------          ---         --------          -             --             --             -
ASSETS
Cash and cash equivalents ...     $   8,953     $      --      $      --     $      --      $      --      $      --     $      --
Investments .................
Other current assets ........        15,521           657             46            11             12              4             1
TOTAL CURRENT ASSETS ........        24,474           657             46            11             12              4             1

Property, plant & equipment,
  net .......................         9,998            84
Franchise costs, net ........         1,602            21
Goodwill, net ...............           154                       19,562
Investment in Liberty Media
  Group and related
  receivables, net ..........                      34,856
Other investments and
  related advances ..........       157,888        16,798         26,746
Other assets ................         2,750            57                          527            513            204            51
Net assets of discontinued
  operations ...............
TOTAL ASSETS ................     $ 196,866     $  52,473      $  46,354     $     538      $     525      $     208     $      52

LIABILITIES
Debt maturing within one year     $  47,901     $     936      $   1,638     $      --      $      --      $      --     $      --
Other current liabilities ...         9,624         1,135            205            11             12              4             1
TOTAL CURRENT LIABILITIES ...        57,525         2,071          1,843            11             12              4             1

Long-term debt ..............        15,503        12,350          1,344           527            513            204            30
Deferred income taxes .......           797                          563
Other long-term liabilities
  and deferred credits ......         7,178            80             94
TOTAL LIABILITIES ...........        81,003        14,501          3,844           538            525            208            31

Minority Interest ...........
Company-Obligated
  Convertible Quarterly
  Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T ........         4,715
Convertible Preferred Stock .         9,596

SHAREOWNERS' EQUITY
AT&T Common Stock ...........         3,532
AT&T Wireless Group common
  stock .....................           802
Liberty Media Group Class A
  Common Stock ..............         2,378
Liberty Media Group Class B
  Common Stock ..............           212
Other shareowners' equity ...        94,212        37,972         42,510                                                        21
TOTAL SHAREOWNERS' EQUITY ...       101,136        37,972         42,510                                                        21
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY .......     $ 196,450     $  52,473      $  46,354     $     538      $     525      $     208     $      52


                                                                                           ELIMINATION
                                  MEDIAONE      MEDIAONE       MEDIAONE                        AND
                                  FINANCING      FINANCE        FINANCE    NON-GUARANTOR  CONSOLIDATION  CONSOLIDATED
                                     II            II             III      SUBSIDIARIES    ADJUSTMENTS    AT&T CORP.
                                     --            --             ---      ------------    -----------    ----------
ASSETS
Cash and cash equivalents ...     $      --     $      --      $      --     $     764      $      --      $   9,717
Investments .................                                                    1,208                         1,208
Other current assets ........             1             6             11        41,396        (45,836)        11,830
TOTAL CURRENT ASSETS ........             1             6             11        43,368        (45,836)        22,755

Property, plant & equipment,
  net .......................                                                   31,267             (3)        41,346
Franchise costs, net ........                                                   43,330                        44,953
Goodwill, net ...............                                                    5,790                        25,506
Investment in Liberty Media
  Group and related
  receivables, net ..........                                                                                 34,856
Other investments and
  related advances ..........                                                   53,440       (226,328)        28,544
Other assets ................            44           230            516         7,959         (2,204)        10,647
Net assets of discontinued
  operations ...............                                           .        28,242         (5,914)        22,328
TOTAL ASSETS ................     $      45     $     236      $     527     $ 213,396      $(280,285)     $ 230,935

LIABILITIES
Debt maturing within one year     $      --     $      --      $      --     $   8,803      $ (36,398)     $  22,880
Other current liabilities ...             1             6             11        10,504         (9,098)        12,416
TOTAL CURRENT LIABILITIES ...             1             6             11        19,307        (45,496)        35,296

Long-term debt ..............            28           214            504        11,574        (10,987)        31,804
Deferred income taxes .......                                                   29,981                        31,341
Other long-term liabilities
  and deferred credits ......                                                      950             (5)         8,297
TOTAL LIABILITIES ...........            29           220            515        61,812        (56,488)       106,738

Minority Interest ...........                                                    3,904                         3,904
Company-Obligated
  Convertible Quarterly
  Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T ........                                                                                  4,715
Convertible Preferred Stock .                                                                                  9,596

SHAREOWNERS' EQUITY
AT&T Common Stock ...........                                                                                  3,532
AT&T Wireless Group common
  stock .....................                                                                                    802
Liberty Media Group Class A
  Common Stock ..............                                                                                  2,378
Liberty Media Group Class B
  Common Stock ..............                                                                                    212
Other shareowners' equity ...            16            16             12       148,096       (223,797)        99,058
TOTAL SHAREOWNERS' EQUITY ...            16            16             12       148,096       (223,797)       105,982
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY .......     $      45     $     236      $     527     $ 213,812      $(280,285)     $ 230,935

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)


                                  GUARANTOR     Guarantor     GUARANTOR        TCI           TCI           TCI         MEDIAONE
                                     AT&T       Subsidiary    SUBSIDIARY    FINANCING     FINANCING     FINANCING     FINANCING
                                    PARENT         TCI         MEDIAONE         I             II            IV            I
                                    ------         ---         --------         -             --            --            -
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS ......     $  2,996      $   (195)     $    (79)     $     --      $     --      $     --      $      1

INVESTING ACTIVITIES
Capital expenditures and
  other additions ............         (806)          (11)
Equity investment
  distributions and sales ....          689        16,871            79
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired ..........           14
Other ........................        3,172            24
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS ......        3,069        16,884            79

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances ..................
Retirement of long-term debt .         (836)          (95)
Retirement of AT&T debt ......       (5,176)      (16,594)
Issuance of convertible
  preferred securities
  and warrants ...............        9,811
(Decrease) increase in
  short-term borrowings, net .       (6,019)
Other ........................        5,108                                                                                  (1)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS ......        2,888       (16,689)                                                                   (1)

Net cash provided by (used
  in) discontinued operations

Net (decrease) increase in
  cash and cash equivalents ..        8,953
Cash and cash equivalents at
  beginning of year ..........
Cash and cash equivalents at
  end of period ..............     $  8,953      $     --      $     --      $     --      $     --      $     --      $     --


                                                                                       ELIMINATION
                                   MEDIAONE    MEDIAONE    MEDIAONE                        AND
                                  FINANCING    FINANCE     FINANCE    NON-GUARANTOR   CONSOLIDATION    CONSOLIDATED
                                      II          II         III       SUBSIDIARIES    ADJUSTMENTS      AT&T CORP.
                                      --          --         ---       ------------    -----------      ----------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS ......     $      1     $   --      $  --        $  1,686        $    105        $  4,515

INVESTING ACTIVITIES
Capital expenditures and
  other additions ............                                             (3,849)                          (4,666)
Equity investment
  distributions and sales ....                                                553         (16,632)           1,560
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired ..........                                              3,106                            3,120
Other ........................                                              1,831          (5,284)            (257)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS ......                                              1,641         (21,916)            (243)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances ..................                                                195                              195
Retirement of long-term debt .                                                117                             (814)
Retirement of AT&T debt ......                                                (79)         21,849
Issuance of convertible
  preferred securities
  and warrants ...............                                                                               9,811
(Decrease) increase in
  short-term borrowings, net .                                              5,191          (7,638)          (8,466)
Other ........................           (1)                              (12,811)          7,439             (266)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS ......           (1)                               (7,387)         21,650              460

Net cash provided by (used
  in) discontinued operations
                                                                            4,760             161           4,921
Net (decrease) increase in
  cash and cash equivalents ..                                                700                            9,653
Cash and cash equivalents at
  beginning of year ..........                                                 64                               64
Cash and cash equivalents at
  end of period ..............     $     --     $   --     $   --        $    764        $     --        $  9,717

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                              (DOLLARS IN MILLIONS)

                                  GUARANTOR     Guarantor     GUARANTOR        TCI           TCI           TCI         MEDIAONE
                                     AT&T       Subsidiary    SUBSIDIARY    FINANCING     FINANCING     FINANCING     FINANCING
                                    PARENT         TCI         MEDIAONE         I             II            IV            I
                                    ------         ---         --------         -             --            --            -
Revenue ......................     $ 11,522      $             $             $             $             $             $

Operating Expenses
Costs of services and products        1,540
Access and other connection ..        3,720
Selling, general and
  administrative .............        1,081            73             3
Depreciation and other
  amortization ...............          911            31             1
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......           22             3            22
Net restructuring and other
  charges ....................          663            16
Total operating expenses .....        7,937           123            26

Operating income (loss) ......        3,585          (123)          (26)

Other income (expense) .......          603            13            66            22            24             9
Interest expense (benefit) ...        2,083           785             9            22            24             9
Income (loss) from continuing
  operations before income
  taxes, minority interest and
  earnings (losses) from
  equity investments .........        2,105          (895)           31

Provision (benefit) for
  income taxes ...............          752          (335)           19
Minority interest income
  (expense) .................          (81)
Equity earnings from Liberty
  Media Group ................                      1,209
Net earnings (losses) from
  other equity investments ...        3,170          (339)          (47)
Income (loss) from continuing
  operations .................        4,442           310           (35)
Income from discontinued
  operations (net of income
  taxes) .....................
Net income ...................     $  4,442      $    310      $    (35)     $             $             $             $


                                                                                         ELIMINATION
                                   MEDIAONE     MEDIAONE    MEDIAONE                         AND
                                  FINANCING     FINANCE      FINANCE    NON-GUARANTOR   CONSOLIDATION  CONSOLIDATED
                                      II           II          III       SUBSIDIARIES    ADJUSTMENTS    AT&T CORP.
                                      --           --          ---       ------------    -----------    ----------
Revenue ......................     $            $           $              $ 16,819        $   (894)     $ 27,447

Operating Expenses
Costs of services and products                                                5,165            (738)        5,967
Access and other connection ..                                                3,448            (135)        7,033
Selling, general and
  administrative .............                                                3,753              (5)        4,905
Depreciation and other
  amortization ...............                                                1,693                         2,636
Amortization of goodwill,
  franchise costs and other
  purchased intangibles ......                                                  599                           646
Net restructuring and other
  charges ....................                                                   94                           773
Total operating expenses .....                                               14,752            (878)       21,960

Operating income (loss) ......                                                2,067             (16)        5,487

Other income (expense) .......                         1            2         2,113          (1,860)          993
Interest expense (benefit) ...                         1            2            44          (1,875)        1,104
Income (loss) from continuing
  operations before income
  taxes, minority interest and
  earnings (losses) from
  equity investments .........                                                4,136              (1)        5,376

Provision (benefit) for
  income taxes ...............                                                1,157                         1,593
Minority interest income
  (expense) .................                                                  (11)                          (92)
Equity earnings from Liberty
  Media Group ................                                                                              1,209
Net earnings (losses) from
  other equity investments ...                                                 (393)         (2,784)         (393)
Income (loss) from continuing
  operations .................                                                2,575          (2,785)        4,507
Income from discontinued
  operations (net of income
  taxes) .....................                                                  209               1           210
Net income ...................     $            $           $              $  2,784        $ (2,784)     $  4,717

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                              (DOLLARS IN MILLIONS)

                                        GUARANTOR   GUARANTOR     GUARANTOR       TCI         TCI         TCI       MEDIAONE
                                          AT&T      SUBSIDIARY   SUBSIDIARY    FINANCING   FINANCING   FINANCING   FINANCING
                                         PARENT        TCI        MEDIAONE         I          II          IV           I
                                         ------        ---        --------         -          --          --           -
Revenue ...........................      $ 5,600     $            $             $           $           $            $
Operating Expenses
Costs of services and products ....          798
Access and other connection .......        1,846
Selling, general and administrative          417         (46)           3
Depreciation and other amortization          394          17            1
Amortization of goodwill,
    franchise costs and other
    purchased intangibles .........           14           3           22
Net restructuring and other charges
Total operating expenses ..........        3,469         (26)          26
Operating income (loss) ...........        2,131          26          (26)
Other income (expense) ............          299          13           66            13          14           5
Interest expense (benefit) ........        1,127         444            9            13          14           5
Income (loss) from continuing
    operations before income
    taxes, minority interest
    and earnings (losses) from
    equity investments ............        1,303        (405)          31
Provision (benefit) for income
    taxes .........................          376        (520)          19
Minority interest income
   (expense) .....................           (41)
Equity earnings from Liberty
   Media Group ....................                      267
Net earnings (losses) from
   other equity investments .......        1,489        (688)         (47)
Income (loss) from
   continuing operations ..........        2,375        (306)         (35)
Income from discontinued
   operations (net of income taxes)
Net income (loss) .................      $ 2,375     $  (306)     $   (35)      $           $           $            $

                                          MEDIAONE    MEDIAONE    MEDIAONE                     ELIMINATION AND
                                         FINANCING    FINANCE     FINANCE     NON-GUARANTOR     CONSOLIDATION     CONSOLIDATED
                                             II          II         III        SUBSIDIARIES      ADJUSTMENTS       AT&T CORP.
                                             --          --         ---        ------------      -----------       ----------
Revenue ...........................       $             $           $           $ 8,586            $  (442)          $13,744
Operating Expenses
Costs of services and products ....                                               2,582               (371)            3,009
Access and other connection .......                                               1,741                (60)            3,527
Selling, general and administrative                                               1,986                 (3)            2,357
Depreciation and other amortization                                                 954                                1,366
Amortization of goodwill,
    franchise costs and other
    purchased intangibles .........                                                 306                                  345
Net restructuring and other charges
Total operating expenses ..........                                               7,569               (434)           10,604
Operating income (loss) ...........                                               1,017                 (8)            3,140
Other income (expense) ............                       1          2              939             (1,006)              346
Interest expense (benefit) ........                       1          2              (26)            (1,021)              568
Income (loss) from continuing
    operations before income
    taxes, minority interest
    and earnings (losses) from
    equity investments ............                                               1,982                  7             2,918
Provision (benefit) for income
    taxes .........................                                               1,219                                1,094
Minority interest income
   (expense) .....................                                                   (5)                                 (46)
Equity earnings from Liberty
   Media Group ....................                                                                                      267
Net earnings (losses) from
   other equity investments .......                                                (189)              (753)             (188)
Income (loss) from
   continuing operations ..........                                                 569               (746)            1,857
Income from discontinued
   operations (net of income taxes)                                                 184                 (7)              177
Net income (loss) .................      $             $           $            $   753            $  (753)          $ 2,034

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                        GUARANTOR   GUARANTOR     GUARANTOR       TCI         TCI         TCI       MEDIAONE
                                          AT&T      SUBSIDIARY   SUBSIDIARY    FINANCING   FINANCING   FINANCING   FINANCING
                                         PARENT        TCI        MEDIAONE         I          II          IV           I
                                         ------        ---        --------         -          --          --           -
ASSETS
Cash and cash equivalents .......       $       -   $       -    $       -     $       -   $       -   $       -   $       -
Receivables .....................          11,424       2,577           78
Investments .....................
Deferred income taxes ...........             811
Other current assets ............           1,103          11
TOTAL CURRENT ASSETS ............          13,338       2,588           78
Property, plant & equipment, net            9,463         102           22
Franchise costs, net ............             838          30
Goodwill, net ...................             161                   19,786
Investment in Liberty Media Group
    and related receivables, net                       34,290
Other investments and related
    advances ....................         164,844      32,650       27,712
Other assets ....................           5,500         186                        528         514         204          51
Net assets of discontinued
    operations ..................
TOTAL ASSETS ....................       $ 194,144   $  69,846    $  47,598     $     528   $     514   $     204   $      51

LIABILITIES
Debt maturing within one year ...       $  52,556   $     664    $   2,337     $           $           $           $
Liability under put options .....
Other current liabilities .......           9,535       1,129           76
TOTAL CURRENT LIABILITIES .......          62,091       1,793        2,413
Long-term debt ..................          21,333      30,096        1,702           528         514         204          30
Deferred income taxes ...........             569                      230
Other long-term liabilities
    and deferred credits ........           7,341         773          129
TOTAL LIABILITIES ...............          91,334      32,662        4,474           528         514         204          30

Minority Interest ...............
Company-Obligated Convertible
    Quarterly Income Preferred
    Securities of Subsidiary
    Trust Holding Solely
    Subordinated Debt
    Securities of AT&T ..........           4,710

SHAREOWNERS' EQUITY
AT&T Common Stock ...............           4,176
AT&T Wireless Group
    common stock ................             362
Liberty Media Group
    Class A Common Stock ........           2,364
Liberty Media Group
    Class B Common Stock ........             206
Other shareowners' equity .......          90,992      37,184       43,124                                                21
TOTAL SHAREOWNERS' EQUITY .......          98,100      37,184       43,124                                                21
TOTAL LIABILITIES AND
    SHAREOWNERS' EQUITY .........       $ 194,144   $  69,846    $  47,598     $     528   $     514   $     204   $      51

                                           MEDIAONE    MEDIAONE    MEDIAONE                     ELIMINATION AND
                                          FINANCING    FINANCE     FINANCE     NON-GUARANTOR     CONSOLIDATION     CONSOLIDATED
                                              II          II         III        SUBSIDIARIES      ADJUSTMENTS       AT&T CORP.
                                              --          --         ---        ------------      -----------       ----------
ASSETS
Cash and cash equivalents .......         $       -    $       -   $       -     $      64         $       -        $      64
Receivables .....................                                                   48,896           (51,922)          11,053
Investments .....................                                                    2,102                              2,102
Deferred income taxes ...........                                                      (91)                               720
Other current assets ............                                                     (328)               (5)             781
TOTAL CURRENT ASSETS ............                                                   50,643           (51,927)          14,720
Property, plant & equipment, net                                                    31,685                (3)          41,269
Franchise costs, net ............                                                   47,350                             48,218
Goodwill, net ...................                                                    6,835                             26,782
Investment in Liberty Media Group
    and related receivables, net                                                                                       34,290
Other investments and related
    advances ....................                                                   19,673          (214,004)          30,875
Other assets ....................                44          230         516        15,714           (12,505)          10,982
Net assets of discontinued
    operations ..................                                                   24,876             2,348           27,224
TOTAL ASSETS ....................         $      44    $     230   $     516     $ 196,776         $(276,091)       $ 234,360

LIABILITIES
Debt maturing within one year ...         $            $           $             $   5,432         $ (29,151)       $  31,838
Liability under put options .....                                                    2,564                              2,564
Other current liabilities .......                                                   11,219            (8,386)          13,573
TOTAL CURRENT LIABILITIES .......                                                   19,215           (37,537)          47,975
Long-term debt ..................                28          214         504         2,558           (24,622)          33,089
Deferred income taxes ...........                                                   31,255                             32,054
Other long-term liabilities
    and deferred credits ........                                                      331               (81)           8,493
TOTAL LIABILITIES ...............                28          214         504        53,359           (62,240)         121,611

Minority Interest ...............                                                    4,841                              4,841
Company-Obligated Convertible
    Quarterly Income Preferred
    Securities of Subsidiary
    Trust Holding Solely
    Subordinated Debt
    Securities of AT&T ..........                                                                                       4,710

SHAREOWNERS' EQUITY
AT&T Common Stock ...............                                                     (416)                             3,760
AT&T Wireless Group
    common stock ................                                                                                         362
Liberty Media Group
    Class A Common Stock ........                                                                                       2,364
Liberty Media Group
    Class B Common Stock ........                                                                                         206
Other shareowners' equity .......                16           16          12       138,992          (213,851)          96,506
TOTAL SHAREOWNERS' EQUITY .......                16           16          12       138,576          (213,851)         103,198
TOTAL LIABILITIES AND
    SHAREOWNERS' EQUITY .........         $      44    $     230   $     516     $ 196,776         $(276,091)       $ 234,360

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                              (DOLLARS IN MILLIONS)


                                        GUARANTOR   GUARANTOR     GUARANTOR       TCI         TCI         TCI       MEDIAONE
                                          AT&T      SUBSIDIARY   SUBSIDIARY    FINANCING   FINANCING   FINANCING   FINANCING
                                         PARENT        TCI        MEDIAONE         I          II          IV           I
                                         ------        ---        --------         -          --          --           -
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES OF
    CONTINUING OPERATIONS...........    $  1,088    $ (1,066)       $ 1,500      $  -        $  -         $ -        $  -

INVESTING ACTIVITIES
Capital expenditures and
    other additions.................          80         (29)
Net (acquisitions)
    dispositions of
    businesses net of cash
    acquired/disposed...............     (23,395)
Other...............................        (845)     (8,163)
NET CASH (USED IN) PROVIDED
    BY INVESTING ACTIVITIES
    OF CONTINUING OPERATIONS........     (24,160)     (8,192)

FINANCING ACTIVITIES
Proceeds from long-term
    debt issuances..................         739
Proceeds from debt from
    AT&T............................       5,637       9,633
Retirement of long-term
    debt............................        (490)       (283)
Retirement of AT&T debt ............                                 (1,500)
Issuance of AT&T
    Wireless Group common shares....      10,286
Dividends paid on common stock......      (1,396)
Increase (decrease) in
    short-term borrowings, net......      11,529        (258)
Other...............................      (3,127)        166
NET CASH PROVIDED BY
   (USED IN) FINANCING ACTIVITIES
    OF CONTINUING OPERATIONS........      23,178       9,258         (1,500)
Net cash provided by
   (used in) discontinued operations
Net decrease in cash
   and cash equivalents.............         106
Cash and cash equivalents
   at beginning of year.............
Cash and cash equivalents
   at end of period.................    $    106    $      -        $     -      $  -        $  -         $ -        $  -

                                           MEDIAONE    MEDIAONE    MEDIAONE                    ELIMINATION AND
                                          FINANCING    FINANCE     FINANCE     NON-GUARANTOR    CONSOLIDATION      CONSOLIDATED
                                              II          II         III        SUBSIDIARIES     ADJUSTMENTS        AT&T CORP.
                                              --          --         ---        ------------     -----------        ----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES OF
    CONTINUING OPERATIONS...........         $  -        $  -        $  -        $   4,084         $   (499)         $  5,107

INVESTING ACTIVITIES
Capital expenditures and
    other additions.................                                                (5,241)                            (5,190)
Net (acquisitions)
    dispositions of
    businesses net of cash
    acquired/disposed...............                                                 7,159                            (16,236)
Other...............................                                                (4,234)          12,612              (630)
NET CASH (USED IN) PROVIDED
    BY INVESTING ACTIVITIES
    OF CONTINUING OPERATIONS........                                                (2,316)          12,612           (22,056)

FINANCING ACTIVITIES
Proceeds from long-term
    debt issuances..................                                                                                      739
Proceeds from debt from
    AT&T............................                                                                (15,270)
Retirement of long-term
    debt............................                                                  (290)                            (1,063)
Retirement of AT&T debt ............                                                                  1,500
Issuance of AT&T
    Wireless Group common shares....                                                                                   10,286
Dividends paid on common stock......                                                                                   (1,396)
Increase (decrease) in
    short-term borrowings, net......                                                   132            1,684            13,087
Other...............................                                                 2,148              (16)             (829)
NET CASH PROVIDED BY
   (USED IN) FINANCING ACTIVITIES
    OF CONTINUING OPERATIONS........                                                 1,990          (12,102)           20,824
Net cash provided by
   (used in) discontinued operations                                                (4,461)             (11)           (4,472)
Net decrease in cash
   and cash equivalents.............                                                  (703)                              (597)
Cash and cash equivalents
   at beginning of year.............                                                 1,018                              1,018
Cash and cash equivalents
   at end of period.................         $  -        $  -        $  -        $     315         $      -          $    421

(n)           NEW ACCOUNTING PRONOUNCEMENTS

              In the second quarter of 2001, AT&T adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption had no material impact on AT&T's results of operations, financial position or cash flows.

              In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supercedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. AT&T does not expect that the adoption of SFAS No. 141 will have a material effect on AT&T's results of operations, financial position or cash flows.

              Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our results. We are assessing the impact of the standard on other indefinite lived assets and the total impact of such standard on our results of operations.

(o)           SUBSEQUENT EVENT

              On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The split-off will be recorded as a book value transaction, therefore, no gain or loss will be recorded on the transaction.

              On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, was distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. The split-off of AT&T Wireless will result in a non-cash gain of approximately $13 billion, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain will be recorded in the third quarter of 2001 and be reflected as "Gain on the disposition of discontinued operations." In addition, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July which will result in a pretax gain of approximately $0.5 billion to be recorded in other income. The remaining shares will be sold, exchanged or monetized within the next six months. In conjunction with the split-off of AT&T Wireless Group, NTT DoCoMo converted their AT&T convertible preferred shares held into AT&T Wireless common stock. Upon conversion, AT&T reduced its portion of the financial performance and economic value in the AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares came from the issuance of 228 million new shares of AT&T Wireless common stock.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW

AT&T Corp. (AT&T) is among the world's communications leaders, providing voice, data, video and broadband telecommunications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance; regional and local communications services; cable television and Internet communications services. We also provide directory and calling-card services to support our communications business.

TRACKING STOCKS

A tracking stock is designed to provide financial returns to its holders based on the financial performance and economic value of the assets it tracks. Ownership of shares of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Class A or B tracking stock did not represent a direct legal interest in the assets and liabilities of any of the groups, but an ownership of AT&T in total. The specific shares represented an interest in the economic performance of the net assets of each of the groups.

AT&T Wireless Group was an integrated business of AT&T and Liberty Media Group was a combination of certain assets and businesses of AT&T, neither of which was a stand-alone entity at June 30, 2001. Subsequent to June 30, 2001, both of these groups have been split-off from AT&T.


RESTRUCTURING OF AT&T

On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units. If the plan is completed as announced, AT&T Wireless, AT&T Broadband, AT&T Business and AT&T Consumer would all be represented by asset-based or tracking stocks.

On July 8, 2001, Comcast Corp. (Comcast) made an unsolicited offer to acquire AT&T Broadband. On July 18, AT&T's Board of Directors unanimously voted to reject Comcast's proposal to acquire AT&T Broadband. The Board has directed management to explore financial and strategic alternatives relating to AT&T Broadband, including the previously announced restructuring plans, with the goal to provide the greatest long-term value to shareowners. The Board also decided to delay finalizing and mailing to shareowners the proxy materials, filed preliminary with the SEC on July 3, 2001, for its current restructuring plans. However, AT&T remains committed to separate AT&T Consumer and AT&T Business from AT&T Broadband and to create a separate tracking stock designed to represent the financial performance of AT&T Consumer.

On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 372.2 million shares of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock.

On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The Internal Revenue

Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July. The remaining shares will be sold, exchanged or monetized within the next six months. AT&T Wireless will continue trading on the New York Stock Exchange (NYSE) under the symbol "AWE".

On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. In the redemption, shares of Liberty Media Corporation were issued to former holders of Liberty Media Group tracking stock in exchange for their shares of Liberty Media Group tracking stock. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. Liberty Media Corporation's Series A common stock and Series B common stock is now listed on the NYSE under the symbols "LMC.A" and "LMC.B", respectively.

AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service rulings. AT&T expects that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. In addition, future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

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

These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build out, interest costs and income, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

- the risks associated with the implementation of AT&T's restructuring plan, which is complicated and involves a substantial number of different transactions each with separate conditions, any or all of which may not occur as we currently intend, or which may not occur in the timeframe we currently expect,

- the risks associated with each of AT&T's main business units, operating as independent entities as opposed to as part of an integrated telecommunications provider following completion of AT&T's restructuring plan, including the inability of these groups to rely on the financial and operational resources of the combined company and these groups having to provide services that were previously provided by a different part of the combined company,

- the impact of existing and new competitors in the markets in which these groups compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

- the impact of oversupply of capacity resulting from excessive deployment of network capacity,

- the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

- the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

- the ability to establish a significant market presence in new geographic and service markets,

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

-   the results of litigation filed or to be filed against the company,

- the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control, and

-   the risks related to AT&T's joint ventures.

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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and six months ended June 30, 2001 and 2000, and financial condition as of June 30, 2001 and December 31, 2000.

CONSOLIDATED RESULTS OF OPERATIONS

The comparison of second quarter and year-to-date 2001 results with the corresponding periods in 2000 was impacted by events, such as acquisitions and dispositions, that occurred during these two years. For example, on June 15, 2000, we acquired MediaOne, which was included in our second quarter and year-to-date 2001 results, but was only included in our prior year results since date of acquisition.

Year-over-year comparison was also impacted by the consolidation of At Home Corporation (Excite@Home) beginning September 1, 2000, due to corporate-governance changes, which gave AT&T a controlling interest. On June 30, 2001, we had an approximate 23% economic interest and 74% voting interest in Excite@Home. The consolidation of Excite@Home resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Balance Sheet and Consolidated Statement of Operations. The approximate 77% we do not own is reflected within "Minority Interest" in the Consolidated Balance Sheets and as a component of "Minority interest income (expense)" in the Consolidated Statement of Operations for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, our ownership interest in Excite@Home was accounted for under the equity method of accounting, with earnings or losses included as a component of "Net losses from other equity investments" in the Consolidated Statement of Operations.

Effective July 1, 2000, the Federal Communication Commission (FCC) eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line businesses. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

REVENUE

                            For the Three Months             For the Six Months
                                Ended June 30,                  Ended June 30,
Dollars in Millions           2001            2000            2001            2000
AT&T Business             $  7,094        $  7,227        $ 14,262        $ 14,479
AT&T Consumer                3,785           4,963           7,792          10,000
AT&T Broadband               2,565           1,716           5,030           3,273
Corporate and Other           (118)           (162)           (207)           (305)
Total revenue             $ 13,326        $ 13,744        $ 26,877        $ 27,447

Total revenue for the three months ended June 30, 2001 decreased 3.0%, or $0.4 billion, compared with the corresponding prior year period. The decline was primarily driven by lower revenue resulting from accelerating declines in long distance voice revenue. Partially offsetting the decrease was revenue of approximately $0.4 billion due to the net impact of acquisitions, the consolidation of Excite@Home, the elimination of PICC and dispositions. Also offsetting the decline was growth from new services at AT&T Broadband and data and Internet protocol (IP) within AT&T Business.

Total revenue for the six months ended June 30, 2001 decreased 2.1%, or $0.6 billion, compared with the corresponding prior year period. The decline was primarily driven by accelerating declines in long distance voice revenue. Partially offsetting the decline was revenue of approximately $0.9 billion due to the net impact of acquisitions, the consolidation of Excite@Home, the elimination of PICC and dispositions. Also offsetting the decline was growth from data and Internet protocol (IP) within AT&T Business and new services at AT&T Broadband.


We expect long distance revenue to continue to be negatively impacted by ongoing competition and product substitution.

Revenue by segment is discussed in more detail in the segment results section.

OPERATING EXPENSES

                                 For the Three Months Ended      For the Six Months Ended
                                           June 30,                 June 30,
Dollars in Millions                   2001         2000          2001         2000
Costs of services and products       $3,410       $3,009        $6,982       $5,967


Costs of services and products increased $0.4 billion, or 13.3%, in the second quarter of 2001 compared with the second quarter of 2000 primarily due to our acquisition of MediaOne and the consolidation of Excite@Home.

Costs of services and products increased $1.0 billion, or 17.0%, for the first half of 2001 compared with the first half of 2000. Approximately $1.0 billion of the increase was driven by net acquisitions, primarily MediaOne, and the impact of consolidating Excite@Home. Also contributing to the increase was higher costs associated with our growth businesses, primarily in our outsourcing and broadband business, of approximately $0.2 billion, partially offset by $0.2 billion of our cost reduction efforts, lower costs associated with lower volumes from our international ventures and lower payphone compensation cost.

                              For the Three Months Ended      For the Six Months Ended
                                         June 30,                  June 30,
Dollars in Millions                 2001         2000         2001         2000
Access and other connection       $3,105       $3,527       $6,256       $7,033

Access and other connection expenses decreased 12.0% in second quarter of 2001 compared with second quarter of 2000. Approximately $0.5 billion of the decrease was due to decreased per-line charges or PICC and mandated reductions in per-minute access costs. Effective July 1, 2000, per-line charges that AT&T paid for residential and single-line business customers were eliminated by the Federal Communications Commission. These decreases were partially offset by $0.1 billion of higher costs due to volume increases.

Access and other connection expenses decreased 11.0% for the six months ended June 30, 2001, compared with the same period in 2000. Mandated reductions in per-minute access costs and decreased per-line charges effective in the second half of 2000 resulted in lower costs of $0.9 billion. These decreases were partially offset by higher costs of $0.2 billion due to volume increases and $0.1 billion as a result of higher Universal Service Fund contributions.

                                            For the Three               For the Six
                                            Months Ended                Months Ended
                                                June 30,                 June 30,
Dollars in Millions                        2001         2000         2001         2000
Selling, general and administrative       $2,810       $2,357       $5,604       $4,905

Selling, general and administrative (SG&A) expenses increased $0.5 billion, or 19.2%, in the second quarter of 2001, compared with the second quarter of 2000. Approximately $0.1 billion of the increase was due to acquisitions, primarily MediaOne and the consolidation of Excite@Home. Costs associated with AT&T's restructuring plan, combined with a lower pension credit resulting from decreased return on plan assets accounted for approximately $0.2 billion of the increase. Increased sales, marketing, advertising and customer care in support of growth businesses within AT&T Broadband and AT&T Business drove approximately $0.2 billion of the increase. Partially offsetting these increases were lower costs associated with the impact of decreased volume and cost control efforts of approximately $0.1 billion from AT&T Consumer.

Selling, general and administrative (SG&A) expenses increased $0.7 billion, or 14.2%, for the six months ended June 30, 2001 as compared with the corresponding prior year period. Approximately $0.3 billion of the increase was due to acquisitions, primarily MediaOne and the consolidation of Excite@Home. Increased sales, marketing, advertising and customer care in support of growth businesses within AT&T Broadband and AT&T Business drove approximately $0.4 billion of the increase. Costs associated with AT&T's restructuring plan, combined with a lower pension credit resulting from decreased return on plan assets accounted for approximately $0.3 billion of the increase. Partially offsetting these increases were lower costs associated with the impact of decreased volume and cost control efforts of approximately $0.3 billion from AT&T Consumer.

                                             For the Three               For the Six
                                              Months Ended              Months Ended
                                                June 30,                   June 30,
Dollars in Millions                        2001         2000         2001         2000
Depreciation and other amortization       $1,732       $1,366       $3,434       $2,636

Depreciation and other amortization expenses increased $0.4 billion, or 26.8%, in the second quarter of 2001 compared with the corresponding prior year period and increased $0.8 billion, or 30.3%, for the first half of 2001 compared with the first half of 2000. For both periods, approximately one-half of the increase was due to the acquisition of MediaOne. The remaining increase was largely due to a higher asset base primarily resulting from continued infrastructure investment, as well as the consolidation of Excite@Home. Capital expenditures were $2.2 billion and $2.3 billion, respectively, for the three months ended June 30, 2001 and 2000 and were $4.3 billion for each of the first six months of 2001 and 2000. The primary focus of capital spending in both years continues to be on the growth areas of broadband, data and IP, and local.

                                             For the Three             For the Six
                                              Months Ended            Months Ended
                                                June 30,                June 30,
Dollars in Millions                         2001         2000        2001         2000
Amortization of goodwill,
 franchise costs and other
 purchased intangibles                    $  618       $  345       $1,328       $ 646

Amortization of goodwill, franchise costs and other purchased intangibles increased $0.3 billion, or 79.6%, in second quarter of 2001 compared with the corresponding prior year period and increased $0.7 billion, or 105.7%, for the first half of 2001 compared with the first half of 2000. Approximately 90% of the increase for both periods was due to the acquisition of MediaOne, and the consolidation of Excite@Home.

                                             For the Three             For the Six
                                              Months Ended            Months Ended
                                                June 30,                June 30,
Dollars in Millions                         2001         2000        2001         2000
Net restructuring and other charges       $  287       $   --       $1,095       $  773

During the second quarter of 2001, AT&T recorded $287 million of net restructuring and other charges. Included in these charges were $56 million of asset impairment charges related to Excite@Home including the write-off of property, plant and equipment, and $231 million for restructuring and exits costs, which consisted of $88 of million for severance costs, $136 million related to facility closings and $7 million primarily related to termination of contractual obligations.

The severance costs, for approximately 4,500 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 27% of the affected employees are management employees and 73% are non-management employees.

Net restructuring and other charges for the six months ended June 30, 2001, totaled $1,095 million. The charge includes $795 million of asset impairment charges related to Excite@Home, $300 million for restructuring and exit costs which consisted of $147 million for severance costs, $142 million for facilities closing and $11 million primarily related to termination of contractual obligations.

The asset impairment charges included $600 million recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 million recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operates in. Since we consolidate, but only own approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our June 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)." In the second quarter of 2001, Excite@Home recorded an additional $56 million of asset impairment charges related to the write-off of property, plant and equipment.

The severance costs, for approximately 6,900 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 21% of the affected employees are management employees and 79% are non-management employees.

This restructuring initiative is projected to yield cash savings of approximately $93 million in 2001 (net of severance benefit pay-outs of approximately $147 million) and approximately $340 million per year thereafter. The initiative will yield no EBIT savings, net of restructuring charges in 2001, and is projected to yield approximately $340 million per year thereafter. We expect increased spending in growth businesses will largely offset these cash and EBIT savings. The EBIT savings, primarily attributable to reduced personnel-related expenses, will be realized in costs of services and products and SG&A expenses.

During the six months ended June 30, 2000, AT&T recorded $773 million of net restructuring and other charges, which included $682 million for restructuring and exit costs associated with AT&T's initiative to reduce costs by the end of 2000, and $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

Included in restructuring and exit costs was $458 million of cash termination benefits associated with the involuntary separation of approximately 6,200 employees. Approximately one-half of the individuals were management employees and one-half were non-management employees.

We also recorded $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter 2000.

Also included in restructuring and exit costs was $144 million of benefit curtailment costs associated with employee separations as part of these exit plans. We also recorded an asset impairment charge of $18 million related to the write-down of unrecoverable assets in certain businesses in which the carrying value was no longer supported by estimated future cash flows.

                             For the Three             For the Six
                              Months Ended            Months Ended
                               June 30,                 June 30,
Dollars in Millions        2001         2000         2001         2000
Operating income          $1,364       $3,140       $2,178       $5,487

Operating income decreased $1.8 billion, or 56.6%, in the second quarter of 2001 compared with the second quarter of 2000. Operating income decreased $3.3 billion, or 60.3%, for the first half of 2001 compared with the first half of 2000. Approximately $0.5 billion of the second quarter decrease and approximately one-half of the year-to-date decrease was due to the acquisition of MediaOne and the consolidation of Excite@Home, including the impact of restructuring and other charges. The remaining decrease reflects the impact of the declining long distance voice business and spending in growth areas, which has resulted in lower revenue and higher expenses. In addition, the year-to-date decrease was partially offset by lower restructuring and other charges. A majority of the impact of the operating loss generated by Excite@Home was offset in minority interest income (expense), reflecting the approximate 77% of Excite@Home we do not own.

                                For the Three                  For the Six
                                Months Ended                  Months Ended
                                    June 30,                     June 30,
Dollars in Millions           2001           2000           2001           2000
Other (expense) income       $(1,446)       $   346       $(2,229)       $   993

Other income (expense) for the second quarter of 2001 was an expense of $1.4 billion, an increase in expense of $1.8 billion from the second quarter of 2000. The increase in expense was primarily driven by an impairment charge of approximately $1.1 billion due to a pretax write-down to market of our investment in Net2Phone and a $0.8 billion loss on the Excite@Home put obligation settlement with Cox Communications (Cox), Inc. and Comcast partially offset by higher net gains on the sales of businesses and investments of $0.3 billion. Net gains in 2001 included a gain on the sale of our stake in Japan Telecom of approximately $0.5 billion, a gain on the sale of an entity owning Baltimore cable-systems to Comcast of approximately $0.1 billion and a loss on the redemption of AT&T stock held by Comcast in exchange for an entity owning cable-systems of approximately $0.3 billion.

Other income (expense) for the first half of 2001 was an expense of $2.2 billion, an increase in expense of $3.2 billion compared with the same period in 2000. The higher expense was in part driven by impairment charges of approximately $1.3 billion primarily relating to our investment in Net2Phone. In addition, effective January 1, 2001, in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." As a result, we recorded a pretax charge of $0.9 billion in other income reflecting the initial reclassification impact of the adoption of SFAS No. 133 as well as the ongoing investment and derivative revaluation. Also contributing to the higher expense was a $0.8 billion loss on the Excite@Home put obligation settlement with Cox and Comcast, and $0.1 billion of lower net gains on the sale of businesses and investments.


                             For the Three                  For the Six
                           Months Ended June 30,       Months Ended June 30,
Dollars in Millions         2001         2000            2001         2000

Interest expense          $  761       $  568         $1,640       $1,104


Interest expense increased 33.9%, or $0.2 billion, in the second quarter of 2001 compared with the same period in 2000. Interest expense increased 48.5%, or $0.5 billion, for the six months ended June 30, 2001, compared with the same period in 2000. The increase in both periods was largely due to the higher average debt balance primarily as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition. The impact of MediaOne was partially offset by the Company's debt reduction efforts in 2001.




                                   For the Three                 For the Six
                               Months Ended June 30,       Months Ended June 30,
Dollars in Millions         2001         2000            2001         2000

(Benefit) provision
  for income taxes        $ (872)      $1,094          $ (654)       $1,593

The provision for income taxes decreased $2.0 billion, or 179.6%, to a benefit of $0.9 billion in the second quarter of 2001 compared with a provision of $1.1 billion in the second quarter of 2000. The decrease was primarily due to a net loss before income taxes in second quarter of 2001, compared with earnings before income taxes in the second quarter of 2000. The effective tax rate for the second quarter of 2001 was 103.3%, compared with 37.5% for the prior year second quarter. The second quarter effective tax benefit rate increased primarily due to the net tax benefits resulting from the Excite@Home put obligation settlement with Cox and Comcast and the redemption of AT&T stock held by Comcast in exchange for certain cable systems. These impacts were partially offset by the consolidation of operational loss of Excite@Home, for which the company is unable to record tax benefits, and higher non tax-deductible goodwill amortization versus the second quarter of 2000.

The provision for income taxes decreased $2.2 billion, or 141.0%, to a benefit of $0.7 billion for the six months ended June 30, 2001 compared with a provision of $1.6 billion for the same period in 2000. The decrease was primarily due to a net loss before income taxes for the six months ended June 30, 2001, compared with earnings before income taxes for the same prior year period. The effective tax rate for the six months ended June 30, 2001 was 38.6%, compared with 29.6% for the same period in 2000. The 2001 effective tax benefit rate increased primarily due to the net tax benefits resulting from the Excite@Home put obligation settlement with Cox and Comcast and the redemption of AT&T stock held by Comcast in exchange for certain cable systems. These impacts were partially offset by a non tax-deductible asset impairment charge recorded by Excite@Home, the consolidation of operational loss of Excite@Home, for which the company is unable to record tax benefits and higher non tax-deductible goodwill amortization. The 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable systems and other assets with Cox and the benefit of the write-off of the related deferred tax liability.



                              For the Three                    For the Six
                           Months Ended June 30,           Months Ended June 30,
Dollars in Millions          2001        2000               2001           2000
Minority interest
   income (expense)         $ 198       $ (46)            $ 838           $ (92)


Minority interest income (expense), which is recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. The Company recorded $0.2 billion of minority interest income in the second quarter of 2001 and $46 million of minority interest expense in the second quarter of 2000. Minority interest income (expense) was $0.8 billion of income for the six months ended June 30, 2001 and $92 million of minority interest expense for the six months ended June 30, 2000. The increase in both periods is primarily due to the consolidation of Excite@Home effective September 1, 2000. The minority interest income in 2001 primarily reflects loss generated by Excite@Home, including business restructuring and asset impairment charges, that were attributable to the approximate 77% of Excite@Home not owned by AT&T. The income tax benefit recorded on minority interest income (expense) was $7 million and $31 million for the second quarter of 2001 and 2000, respectively. The income tax benefit recorded on minority interest income (expense) was $87 million and $59 million for the six months ended June 30, 2001 and June 30, 2000, respectively.




                                For the Three                  For the Six
                               Months Ended June 30,       Months Ended June 30,
Dollars in Millions            2001           2000          2001          2000
Equity (losses) earnings
  from Liberty Media Group    $(2,125)     $   267        $(2,822)      $ 1,209

Equity losses from Liberty Media Group (LMG), which is recorded net of income taxes, increased $2.4 billion for the three months and $4.0 billion for the six months ended June 30, 2001 compared with the same periods in 2000. The higher losses were primarily driven by higher losses of affiliates, lower gains on dispositions and higher unrealized loss on financial instruments.





                                     For the Three             For the Six
                                  Months Ended June 30,    Months Ended June 30,
Dollars in Millions                2001        2000        2001        2000
Net losses from other
  equity investments              $ 278       $ 188       $ 335       $ 393


Net losses from other equity investments, recorded net of income taxes, were $0.3 billion in the second quarter of 2001, a 47.4% increase compared with the prior year quarter. This increase was primarily due to the higher equity loss from Concert, partially offset by the consolidation of Excite@Home. The income tax benefit recorded on net losses from other equity investments was $91 million and $122 million for the second quarter of 2001 and 2000, respectively. Also included in this line is amortization of goodwill associated with nonconsolidated investments recorded as a reduction of income. This totaled $76 million and $110 million for the second quarter of 2001 and 2000, respectively.

Net losses from other equity investments were $0.3 billion for the six months ended June 30, 2001, a decrease of $58 million, or 14.9%, compared with the same period of 2000. This decrease was primarily due to the consolidation of Excite@Home, the higher earnings related to Cablevision Systems Corp. reflecting a gain associated with the swap of cable properties. Partially offsetting these decreases was a higher equity loss from Concert. The income tax benefit recorded on net losses from other equity investments was $166 million and $267 million for the first half of 2001 and the first half of 2000, respectively. Amortization of goodwill associated with nonconsolidated investments recorded as a reduction of income. This totaled $156 million and $225 million for the first six months of 2001 and 2000, respectively.





                                   For the Three             For the Six
Dollars in Millions             Months Ended June 30,    Months Ended June 30,
Cumulative effect of           2001          2000        2001        2000
  accounting change           $  --         $  --       $ 904       $  --


Cumulative effect of accounting change, net of applicable income taxes, was $0.4 billion, for the six months ended June 30, 2001 for AT&T Group. It represented fair value adjustments of debt instruments including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio due to the adoption of SFAS No. 133. In addition, we also reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading."

Cumulative effect of accounting change, net of applicable income taxes, was $0.5 billion, for Liberty Media Group for the first half of 2001. This represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures due to the adoption of SFAS No. 133.




                                     For the Three             For the Six
                                  Months Ended June 30,    Months Ended June 30,
Dollars in Millions                2001         2000         2001         2000
Dividend requirements
  of preferred stock              $  236      $  --       $  417        $  --


Dividend requirements of preferred stock were $0.2 billion in the second quarter of 2001 and $0.4 billion for the first half of 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. As a result, we will recognize, in the third quarter, the remaining unamortized beneficial conversion feature balance of $0.2 billion.




                                     For the Three             For the Six
                                  Months Ended June 30,    Months Ended June 30,
Dollars in Millions                2001          2000      2001         2000
Premium on wireless
 tracking stock exchange        $   80        $   --    $   80        $   --


The premium on the wireless tracking stock exchange was $80 million for the three and six months ended June 30, 2001. The premium represents the excess of fair value of the Wireless tracking stock issued over the fair value of the AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001.


                                                                      For the Three Months Ended         For the Six Months Ended
                                                                               June 30,                          June 30,
(Dollars in Millions, except per share amounts)                          2001            2000            2001            2000
AT&T Common Stock Group - per basic share:
(Loss) earnings - continuing operations                               $  (0.10)       $   0.49        $  (0.28)       $   1.02
Earnings - discontinued operations                                        0.05            0.05            0.03            0.06
Cumulative effect of accounting change                                      --              --            0.10              --
AT&T Common Stock Group (loss) earnings                               $  (0.05)       $   0.54        $  (0.15)       $   1.08

AT&T Common Stock Group - per diluted share:
(Loss) earnings - continuing operations                               $  (0.10)       $   0.48        $  (0.28)       $   1.01
Earnings - discontinued operations                                        0.05            0.05            0.03            0.06
Cumulative effect of accounting change                                      --              --            0.10              --
AT&T Common Stock Group (loss) earnings                               $  (0.05)       $   0.53        $  (0.15)       $   1.07

AT&T Wireless Group- per basic and diluted share:
Earnings from discontinued operations                                 $   0.08        $   0.06        $   0.08        $   0.06

Liberty Media Group - per basic and diluted share:
(Loss) earnings - before cumulative effect of accounting change       $  (0.82)       $   0.10        $  (1.09)       $   0.47
Cumulative effect of accounting change
Liberty Media Group (loss) earnings                                   $  (0.82)       $   0.10        $  (0.88)       $   0.47


The loss from continuing operations per diluted share attributable to the AT&T Common Stock Group was $0.10 in the second quarter of 2001 compared with earnings per share (EPS) on a diluted basis of $0.48 in the first quarter of 2000. The year over year loss was primarily driven by lower operating income, an impairment charge reflecting an other than temporary decline on our investment in Net2Phone, dividends on NTT DoCoMo preferred stock and increased interest expense, partially offset by a gain on the sale of Japan Telecom and higher minority interest income.

The loss from continuing operations per diluted share attributable to the AT&T Common Stock Group was $0.28 for the six months ended June 30, 2001 compared with earnings per diluted share of $1.01 for the six months ended June 30, 2000. The year over year loss was primarily driven by lower operating income, an impairment charge reflecting an other than temporary decline on our investment in Net2Phone, a charge relating to the initial reclassification impact of the adoption of SFAS 133 which revalued certain securities reclassified from "available-for-sale" to "trading", lower gains on the sales of businesses and investments, dividends on NTT DoCoMo preferred stock and increased interest expense, partially offset by higher minority interest income.

The Consolidated Financial Statements of AT&T have been restated to reflect AT&T Wireless as discontinued operations. Accordingly, the revenue, costs and expenses of AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations, and have been reported as "Income from discontinued operations" for all periods presented. Earnings from discontinued operations per diluted share attributable to the AT&T Common Stock Group were $0.05 for the second quarters of 2001 and 2000, and were $0.03 and $0.06 for the six months ended June 30, 2001 and 2000, respectively.

Earnings per share attributable to AT&T Wireless Group were $0.08 in the second quarter of 2001 and $0.06 from April 27, 2000, date of the initial public offering through June 30, 2000.

The loss per diluted share attributable to Liberty Media Group (LMG) was $0.82 in the second quarter of 2001, compared with earnings of $0.10 in the second quarter of 2000. The loss per diluted share attributable to Liberty Media Group
(LMG) was $0.88 for the first half of 2001, compared with earnings of $0.47 in the first half of 2000. The higher loss for both periods was primarily driven by higher losses of affiliates, lower gains on dispositions and unrealized losses on financial instruments.



SEGMENT RESULTS

In support of the services we provide, we segment our results by the business units that support our primary lines of business: AT&T Business, AT&T Consumer and AT&T Broadband. The balance of AT&T's continuing operations, excluding LMG is included in a Corporate and Other category. Although not a segment, we also discuss the results of LMG.

The discussion of segment results includes revenue; EBIT (earnings before interest, taxes, the cumulative effect of an accounting change, dividend requirements of preferred stock, the premium on the Wireless exchange and discontinued operations); EBITDA (EBIT excluding depreciation and amortization, and minority interest (expense) income other than Excite@Home's minority interest (expense) income); total assets, and capital additions. The discussion of EBITDA for AT&T Broadband is modified to exclude other income and net losses from equity investments. Total assets for each segment includes all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating (loss) income plus net pretax losses from equity investments, pretax minority interest income (expense) and other income. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT, excluding minority interest (expense) income other than Excite@Home's minority interest (expense) income, plus depreciation and amortization. Interest and taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT and EBITDA are meaningful to investors because they provide analysis of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a mean to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was deficit of $260 million and earning of $3,099 million, and EBITDA was $2,162 million and $4,997 million for the three months ended June 30, 2001 and 2000, respectively. EBIT was $199 million and $5,669 million, and EBITDA was $5,052 million and $9,327 million for the first half of 2001 and 2000, respectively. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and taxes which can affect cash flow.

In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes since the publication of our 2000 annual results. The changes are as follows: AT&T Business was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes.

Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future. In addition, when we create tracking stock for other units, we will begin allocating `pure' corporate overhead as appropriate. See note (b) for further detail on our restructuring plan.

AT&T BUSINESS

AT&T Business offers a variety of global communications services, including long distance, local, and data and IP networking to small and medium-sized businesses, large domestic and multinational businesses and government agencies. AT&T Business is also a provider of voice, data and IP transport to service resellers (wholesale services).

AT&T Business includes AT&T Solutions, the company's professional-services outsourcing business, which provides seamless solutions that maximize the competitive advantage of networking-based electronic applications for global clients. AT&T Solutions also provides e-infrastructure and high-availability services to enterprise clients, and manages AT&T's unified global network. AT&T Business also includes the results of International ventures and operations.


                             Three months ended            Six months ended
                                  June 30,                   June 30,
Dollars in millions         2001          2000          2001          2000
External revenue          $ 6,860       $ 7,056       $13,800       $14,150
Internal revenue              234           171           462           329
Total revenue               7,094       $ 7,227        14,262       $14,479

EBIT                        1,426         1,592         2,444         2,738
EBITDA                      2,461         2,659         4,497         4,811

OTHER ITEMS
Capital additions         $ 1,416       $ 1,455       $ 2,703       $ 2,821

                      At June 30, 2001           At December 31, 2000
Total assets             $42,140                      $42,747


REVENUE

AT&T Business revenue decreased $0.1 billion, or 1.8%, in the second quarter of 2001, and declined $0.2 billion, or 1.5%, for the six months ended June 30, 2001, compared with the same periods in 2000. The decreases were primarily due to a decline in long distance voice revenue of approximately $0.5 billion and $1.0 billion in the second quarter of 2001 and the first half of 2001, respectively. The decreases were partially offset by growth in data/IP of approximately $0.3 billion and $0.7 billion for the second quarter of 2001 and the first half of 2001, respectively.

Long distance voice services revenue declined at a low-teens percentage rate in the second quarter and the first half of 2001 due to a declining average price per minute reflecting the competitive forces within the industry that are expected to continue. Partially offsetting this decline was a mid single-digit percentage growth in minutes during these periods.

Data services, which represent the transportation of data, rather than voice, along our network, grew nearly 14% and nearly 17% in the second quarter and the first half of 2001, respectively. Growth was led by the strength of packet services, which includes frame relay, IP and Asynchronous Transfer Mode (ATM) services; and high-speed private line services.

AT&T Solutions outsourcing revenue grew at a low single digit percentage rate and high single digit percentage rate for the three and six months ended June 30, 2001, respectively, primarily due to growth from new contract signings and add-on business from existing clients. The second quarter growth was negatively impacted by exiting certain unprofitable contracts. This will also have a negative impact on full year 2001 growth rate.

Local voice services revenue grew over 30% for the second quarter of 2001. The prior year quarter included an unfavorable adjustment related to legal rulings concerning compensation payable to other carriers for call completion;

excluding this adjustment local voice grew approximately 20%. Local voice services revenue grew over 20% for the year-to-date period. Excluding the prior period compensation adjustment, local voice grew approximately 15% for the same period. AT&T added approximately 180,000 and nearly 300,000 access lines for the quarter and year-to-date periods, respectively, bringing total access lines in service as of June 30, 2001 to almost 2.6 million, an increase of 30.5% compared with June 30, 2000. AT&T served more than 6,000 buildings on-net at June 30, 2001, representing a 3.0% increase compared with June 30, 2000.

AT&T Business Services internal revenue increased $63 million, or 36.8%, for the second quarter of 2001 and increased $133 million, or 40.5%, for the year-to-date period, compared with the same periods in 2000. The increase was due to greater sales of business long distance services and local voice services to other AT&T units that resell such services to their external customers, primarily AT&T Broadband and AT&T Wireless. The resell of such services to AT&T Wireless will be reported as external revenue starting in the third quarter of 2001.

EBIT/EBITDA

EBIT declined $0.2 billion, or 10.3%, in the second quarter of 2001 and decreased $0.3 billion, or 10.7%, for the six months ended June 30, 2001, compared with the same periods in 2000. EBITDA declined $0.2 billion, or 7.5%, and $0.3 billion, or 6.5%, respectively, in the second quarter and the first half of 2001. These declines primarily reflect the impact of pricing pressure within the long distance voice business as well as the shift from higher margin long distance services to lower margin growth services. These declines also reflect the impact of higher equity losses recorded for Concert. Partially offsetting these declines was a gain of approximately $0.5 billion recorded on the sale of our stake in Japan Telecom in the second quarter of 2001. Additionally, the year-to-date comparisons also reflect restructuring charges of $0.4 billion recorded in the first quarter of 2000. For the remainder of 2001, Concert is expected to continue to generate operating losses. Currently, Concert is considering restructuring its business in order to return to profitability. These actions could result in significant restructuring charges. In addition, AT&T and BT have been discussing a variety of strategic alternatives to the Concert joint venture and their respective other businesses, including a narrowing of Concert's business scope and its possible termination as a joint venture. There can be no assurances, however, that an agreement could be reached with BT with regard to any alternatives. In addition, there is no assurance as to whether these discussions will continue, whether they will lead to any business combination, other transaction or change in the existing alliance, whether any of the transactions under discussion, or other transactions, will be completed, or the timing or terms of any possible transaction.

EBIT and EBITDA margins for the quarter were 20.1% and 34.7%, respectively, for the quarter ended June 30, 2001 and 22.0% and 36.8%, respectively, for the quarter ended June 30, 2000. EBIT and EBITDA margins were 17.1% and 31.5%, respectively, and 18.9% and 33.2%, respectively, for the six months ended June 30, 2001 and 2000.


OTHER ITEMS

Capital additions decreased 2.7% in the second quarter of 2001 and 4.2% in the first half of 2001, compared with the same prior year periods. The decrease was primarily driven by reduced capital expenditures for network assets that support long distance voice services.

Total assets decreased $0.6 billion, or 1.4%, at June 30, 2001, compared with December 31, 2000. The decrease was primarily driven by lower investment balance reflecting higher equity losses from Concert and the sale of Japan Telecom.

AT&T CONSUMER

AT&T Consumer provides a variety of any-distance communications services including long distance, local toll (intrastate calls outside the immediate local area) and Internet access to residential customers. In addition, AT&T Consumer provides transaction services, such as prepaid calling card and operator-handled calling services. Local phone service is also provided in certain areas.

                             Three months ended          Six months ended
                                  June 30,                  June 30,
Dollars in millions         2001           2000         2001          2000
Revenue                   $ 3,785       $ 4,963       $ 7,792       $10,000
EBIT                        1,217         1,807         2,535         3,465
EBITDA                      1,266         1,830         2,631         3,545

OTHER ITEMS
Capital additions         $    31       $    40       $    53       $    63

                     At June 30, 2001          At December 31, 2000
Total assets              $2,656                    $3,150

REVENUE

AT&T Consumer revenue declined 23.7%, or $1.2 billion, in the second quarter of 2001 and declined 22.1%, or $2.2 billion, for the first six months of 2001 compared with the corresponding periods in 2000. The revenue decline in both periods reflects the impacts of volume reductions, primarily in traditional voice services due to the acceleration of wireless and e-mail substitution, as well as the impacts of ongoing competition. Long distance calling volumes declined at a low-teen percentage rate in both the second quarter and the first half of 2001. The revenue declines were further impacted by the continued migration of customers to lower-priced products and optional calling plans. In addition, the revenue decline reflects the elimination of per-line charges in 2000 of approximately $0.2 billion and $0.5 billion, for the three and six-month periods ended June 30, 2001, respectively.

EBIT/EBITDA
EBIT and EBITDA declined 32.7% and 30.9%, respectively, in the second quarter of 2001 compared with the prior year quarter. EBIT and EBITDA declined 26.8% and 25.8%, respectively, for the first half of 2001 compared with the same period in 2000. The decline in both periods was primarily driven by the impact of the revenue declines partially offset by cost-control initiatives. With wireless and e-mail substitution continuing to increase and as the local exchange carriers continue their entry into the Consumer Long Distance business, EBIT and EBITDA are likely to continue to decline.

EBIT and EBITDA margins were 32.1% and 33.4%, respectively, for the second quarter of 2001 and were 36.4% and 36.9%, respectively, for the second quarter of 2000. EBIT and EBITDA margins were 32.5% and 33.8%, respectively, and 34.7% and 35.4%, respectively, for the six months ended June 30, 2001 and 2000. The margin decline was also driven by the impact of revenue declines partially offset by cost control initiatives.

OTHER ITEMS
Capital additions declined $9 million and $10 million, respectively, for the three and six-month periods ending June 30, 2001 compared with the corresponding periods in 2000.

Total assets declined $0.5 billion in the second quarter to $2.7 billion at June 30, 2001. The decline was primarily driven by lower receivables, reflecting lower revenue.


AT&T BROADBAND
AT&T Broadband offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as digital video service, high-speed data service and broadband telephony service.


                                        Three months ended           Six months ended
                                            June 30,                      June 30,
Dollars in Millions                    2001            2000           2001           2000
Revenue                              $ 2,565        $ 1,716        $ 5,030        $ 3,273
EBIT                                    (788)          (367)        (1,296)          (131)
EBITDA excluding other income*
                                         500            369            894            698
OTHER ITEMS
Capital additions                    $   949        $   990        $ 1,859        $ 2,334



                                    At June 30, 2001       At December 31, 2000
Total assets                          $109,584                   $114,848

    *EBITDA for AT&T Broadband excludes net losses from equity investments and other income

The results of operations for the three and six months ended June 30, 2001 include a full period of MediaOne operations, while the three and six months ended June 30, 2000, include only two weeks of operations for MediaOne.


REVENUE

Broadband revenue grew $0.8 billion, or 49.5% for the three months ended June 30, 2001, and grew revenue $1.8 billion, or 53.7% for the six months ended June 30, 2001, compared with the corresponding prior year periods. Approximately $0.7 billion of the increase in revenue for the three months ended June 30, 2001 was due to the acquisition of MediaOne. Also contributing to the increase in revenue was growth in broadband telephony service and high-speed data service of $0.1 billion. The revenue increase for the six months ended June 30, 2001 was impacted by the acquisition of MediaOne by $1.5 billion, as well as growth in broadband telephony service and high-speed data service which accounted for approximately $0.2 billion of the increase.

At June 30, 2001, Broadband serviced approximately 14.4 million basic cable customers, passing approximately 25.7 million homes, compared with 16.0 million basic cable customers, passing approximately 27.9 million homes at June 30, 2000. At June 30, 2001, we provided digital video service to approximately 3.1 million customers, high-speed data service to approximately 1.3 million customers and broadband telephony service to approximately 0.8 million customers. This compares with 2.2 million digital-video customers, approximately
0.7 million high-speed data customers, and 0.2 million broadband telephony customers at June 30, 2000.

EBIT/EBITDA

EBIT for the second quarter of 2001 was a deficit of $0.8 billion, an increase in deficit of $0.4 billion from a deficit of $0.4 billion for the comparable prior year period. This increase was primarily due to $0.3 billion of net losses on sales of businesses and investments, recorded in the second quarter of 2001, primarily a loss on the redemption of AT&T stock held by Comcast in exchange for an entity owning cable systems, offset by $0.1 billion gain on other cable transactions in the quarter. Also contributing to the increase was the impact of the acquisition of MediaOne, as well as increased restructuring and other charges related to action taken in order to achieve synergies associated with the MediaOne acquisition of approximately $0.3 billion. These decreases were offset by $0.1 billion of lower pretax losses from equity investments.

EBIT for the six months ended June 30, 2001 was a deficit of $1.3 billion, an increase in deficit of $1.2 billion from a deficit of $0.1 billion for the comparable prior year period. This increase was primarily due to lower net gains of $0.2 billion on sales of businesses and investments recorded in the first half of 2001, which included a loss on the redemption of AT&T stock held by Comcast in exchange for an entity owning cable systems and $0.1 billion gain on other cable transactions. The first half of 2000 included $0.4 billion of gains on sales of businesses and investments, primarily gains on the swap of cable properties with Cox as well as the sale of our investment in Lenfest. Also contributing to the increased deficit was the impact of the acquisition of MediaOne, as well as higher restructuring and other charges related to action taken in order to achieve synergies associated with the MediaOne acquisition, and increased expenses associated with high-speed data and broadband telephony services of approximately $0.7 billion. These decreases were offset by $0.2 billion of lower pretax losses from equity investments.

EBITDA, which excludes net losses from equity investments and other income, was $0.5 billion for the three months ended June 30, 2001 an improvement of $0.1 billion, or 35.2% from the comparable prior year period. This improvement was primarily due to the acquisition of MediaOne offset by increased restructuring and other charges, reflecting action taken in order to achieve synergies created by the MediaOne merger. EBITDA, for the six months ended June 30, 2001 was $0.9 billion, an improvement of $0.2 billion, or 28.0%, from $0.7 billion in the comparable prior year period. This improvement was primarily due to the acquisition of MediaOne, as well as higher revenue, offset by higher restructuring and other charges and increased expenses associated with high-speed data and telephony services.

OTHER ITEMS

Capital additions remained relatively unchanged for the three months ended June 30, 2001 compared with the corresponding prior year period and decreased
20.4% to $1.9 billion for the six months ended June 30, 2001 from $2.3 billion for the comparable prior year period. This decrease was primarily driven by $0.5 billion decreased contributions to various nonconsolidated investments.

Total assets at June 30, 2001, were $109.6 billion compared with $114.8 billion at December 31, 2000. The decrease in total assets at June 30, 2001 is primarily due to approximately $4.0 billion of cable system sales.

CORPORATE AND OTHER

This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home.

                             Three months ended             Six months ended
                                  June 30,                     June 30,
Dollars in millions          2001           2000           2001           2000
Revenue                   $  (118)       $  (162)       $  (207)       $  (305)
EBIT                       (2,115)            67         (3,484)          (403)
EBITDA                     (1,954)           213         (3,137)          (113)

OTHER ITEMS
Capital additions         $    71        $    54        $   253        $    84

                                At June 30, 2001     At December 31, 2000
Total assets                        $19,371               $12,101

REVENUE

Revenue for corporate and other for the second quarter of 2001 primarily includes the elimination of intercompany revenue of negative $270 million ($97 million increase from prior year) and revenue from Excite@Home of $134 million which was consolidated beginning September 1, 2000. Revenue for corporate and other for the first half of 2001 primarily includes the elimination of intercompany revenue of negative $525 million ($194 million increase from prior year) and revenue from Excite@Home of $278 million.

EBIT/EBITDA
EBIT and EBITDA declined $2.2 billion and $2.2 billion, respectively, to deficits of $2.1 billion and $2.0 billion, respectively, in the second quarter of 2001 compared with the second quarter of 2000. The decline was primarily due to a $1.1 billion investment impairment charge related to Net2Phone and a $0.8 billion loss on the Excite@Home put obligation settlement with Cox and Comcast. Also contributing to the decline was lower interest income of $0.1 billion and costs associated with AT&T's corporate restructuring plan of $0.1 billion.

EBIT and EBITDA declined $3.1 billion and $3.0 billion, respectively, to deficits of $3.5 billion and $3.1 billion, respectively, for the six months ended June 30, 2001, compared with the same prior year period. The decline was primarily due to a $1.1 billion investment impairment charge related to Net2Phone and $0.9 billion in charges due to the adoption of SFAS 133 as well as the related ongoing investment and derivative revaluation. Also contributing to the decline was a $0.8 billion loss on the Excite@Home put obligation settlement with Cox and Comcast, lower interest income of $0.1 billion and higher costs associated with AT&T's corporate restructuring plan of $0.1 billion. These were partially offset by lower net restructuring and other charges of $0.3 billion.

OTHER ITEMS
Capital additions increased $17 million, or 30.2%, in the second quarter of 2001 compared with the second quarter of 2000. The increase was primarily driven by the consolidation of Excite@Home partially offset by lower funding to nonconsolidated investments in 2001.

Capital additions increased $0.2 billion, or 202.9%, for the first half of 2001 compared with the same period in 2000. The increase was driven by the consolidation of Excite@Home and higher purchases of nonconsolidated investments.

Total assets increased $7.3 billion at June 30, 2001 to $19.4 billion. The increase was primarily driven by higher cash balance held at June 30, 2001 which reflected pre-funding of two July 2001 events, the maturity of one-year notes and the repayment of an intercompany loan from AT&T Wireless, partially offset by the write-down of our investment in Net2Phone for $1.1 billion and the goodwill write-off of $0.9 billion for Excite@Home.

LIBERTY MEDIA GROUP RESULTS

Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. Losses from LMG increased $2.4 billion for the three months ended June 30, 2001 and $3.5 billion for the six months ended June 30, 2001 compared with the same periods in 2000. The higher losses for both periods was primarily driven by higher losses of affiliates, lower gains on dispositions and higher unrealized loss on financial instruments.

LIQUIDITY


                                                            For the Six
                                                         months ended June 30,
Dollars in Millions                                       2001            2000
CASH FLOWS:
  Provided by operating activities                    $  4,515        $  5,107
  Used in investing activities                            (243)        (22,056)
  Provided by financing activities                         460          20,824
  Provided by (used in) discontinued operations          4,921          (4,472)

During the first half of 2001, net cash provided by operating activities decreased $0.6 billion, compared with the prior year period. The decrease was primarily driven by decreases in accounts payable, other assets and liabilities and net income excluding the non-cash income items, partially offset by lower receivables.

AT&T's investing activities resulted in a net use of cash of $0.2 billion in the first half of 2001, compared with $22.1 billion in the first half of 2000. During the first half of 2001, AT&T spent $4.7 billion on capital expenditures and used approximately $0.2 billion toward other investments. In addition, AT&T received approximately $3.1 billion primarily for the net dispositions of cable systems and approximately $1.6 billion primarily for the sale of investments. During the first half of 2000, AT&T spent approximately $16.0 billion to acquire MediaOne, $5.2 billion on capital expenditures, loaned $1.0 billion to Concert and infused $0.6 billion into existing cable investments. In addition, AT&T received approximately $0.5 billion primarily for the sale of investments.

During the first half of 2001, net cash provided by financing activities was $0.5 billion, compared with $20.8 billion for the first half of 2000. During the first half of 2001, AT&T received $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo. AT&T also made net payments of $9.1 billion to reduce debt and paid dividends of $0.4 billion. During the first half of 2000, AT&T received $12.8 billion from the net issuance of debt and $10.3 billion from the AT&T Wireless tracking stock offering. In addition, AT&T paid dividends of $1.5 billion, $0.5 billion for net acquisitions of treasury shares and redeemed securities for $0.2 billion.

During the first half of 2001, net cash provided by discontinued operations was $4.9 billion, compared with a net use of cash of $4.5 billion during the first half of 2000. During the first half of 2001, AT&T Wireless issued $6.5 billion of bonds that was partially offset by spending of $2.3 billion on capital expenditures. During the first half of 2000, AT&T Wireless made net expenditures of $2.6 billion to acquire businesses and spent $2.1 billion on capital expenditures.

At June 30, 2001, we had current assets of $22.8 billion and current liabilities of $35.3 billion. The current assets are primarily comprised of trade and other receivables of $10.4 billion and cash of $9.7 billion. A significant portion of the current liabilities, $22.9 billion, relates to short-term notes, the majority of which were commercial paper or debt with an original maturity of one year or less. In July 2001, $5.8 billion of the cash was used to settle an intercompany loan from AT&T Wireless and the remainder was primarily used to repay one-year notes that had matured.

We have used some of the proceeds received from the NTT DoCoMo transaction and closed sales of investments or assets to retire $8.5 billion of short-term debt and $0.8 billion of long-term debt. We expect that we will retire a portion of the remaining short-term debt with other financing arrangements, including the monetization of publicly-held securities and sales of certain non-strategic assets and investments. Subsequent to June 30, 2001, we closed or announced the sale of investments or assets, which will result in gross cash proceeds of approximately $2.0 billion.

On February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. On May 14, 2001, we named Credit Suisse First Boston as our investment banker for the registration process under the TWE partnership agreement. On August 9, 2001, we have reached an agreement with Cablevision Systems Corporation (Cablevision) in which Cablevision will amend a pending registration statement to allow the sale of up to $1 billion of the Cablevision shares currently owned by AT&T. Cablevision has also agreed, at AT&T's request, to file a registration statement for the sale of AT&T's remaining Cablevision shares in March 2002. In addition, Cablevision, at AT&T's request, will file a registration statement by October 1, 2001 for the sale of Rainbow Media Group tracking stock AT&T holds.

In connection with the split-off of AT&T Wireless on July 9, 2001, we retained approximately $3.0 billion in shares of AT&T Wireless Services and immediately exchanged $1.6 billion of those shares to retire debt. We expect to dispose of the remaining $1.4 billion by the end of 2001.

Since the announced restructuring plans to create four new businesses, AT&T's debt ratings have been under review by the applicable rating agencies. As a result of this review, AT&T's ratings have been either downgraded and/or put on credit watch with negative outlook. These actions have resulted in an increased cost of borrowings and has limited our access to the capital markets.

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

On December 28, 2000, we entered into a 364-day, $25 billion revolving-credit facility syndicated to 39 banks which has subsequently been reduced as a result of the NTT DoCoMo investment, the AT&T Wireless bond offering, the sale of Japan Telecom and the sale of various cable-systems. AT&T currently has $14.7 billion in bank credit facilities available to it.

Also in connection with our restructuring plan, we reviewed our dividend policy as it relates to each of the new businesses. On December 20, 2000, we announced that the board of directors reduced AT&T's quarterly dividend to $0.0375 per share, from $0.22 per share.

FINANCIAL CONDITION

                                 June 30,      December 31,
Dollars in Millions               2001           2000
Total assets                    $230,935       $234,360
Total liabilities                106,738        121,611
Total shareowners' equity        105,982        103,198


Total assets decreased $3.4 billion, or 1.5%, to $230.9 billion at June 30, 2001 from $234.4 billion at December 31, 2000. The decrease was primarily due to reduced net assets of discontinued operations of $4.9 billion. In addition, the decrease was due to lower franchise costs as a result of net dispositions of cable systems; the write down of our investment in Net2Phone as well as the sale of other investments; and lower goodwill, primarily driven by the Excite@Home impairment charge. Partially offsetting these decreases was higher cash, which reflected a pre-funding of the repayment of intercompany debt from AT&T Wireless and other one-year notes maturing in July 2001.

Total liabilities decreased $14.9 billion, or 12.2%, to $106.7 billion at June 30, 2001 from $121.6 billion at December 31, 2000. This decrease primarily resulted from the payment of debt and accounts payable, as well as the settlement with AT&T common stock of the Excite@Home put obligation with Cox and Comcast. Partially offsetting this decrease was the establishment of a liability payable to Liberty Media Group resulting from AT&T's planned split-off of LMG. Pursuant to the tax sharing agreement dated March 9, 1999 between AT&T and LMG, in the event LMG is split-off, AT&T would be required to reimburse LMG approximately $0.8 billion for the value of certain TCI pre-acquisition net operating loss carryforwards.

Minority interest decreased $0.9 billion, or 19.4%, to $3.9 billion at June 30, 2001 from $4.8 billion at December 31, 2000. This decrease reflects the loss of Excite@Home, primarily driven by restructuring and asset impairment charges.

On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,511.778 shares of a new class of AT&T preferred stock with a par value of $1 per share; and five-year warrants to purchase the equivalent of an additional
41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. The $9.8 billion of proceeds were recorded based on their relative fair values as $9.2 billion for the preferred shares, $0.3 billion for the warrants in other current liabilities and $0.2 billion for beneficial conversion feature. The preferred shares were economically equivalent to 406 million shares (a 16 percent interest) of AT&T Wireless Group tracking stock at June 30, 2001. The convertible preferred stock balance at June 30, 2001 of $9.6 billion is comprised of the $9.2 billion originally assigned to the shares plus $0.4 billion of accrued dividends and accretion of the beneficial conversion feature.

When AT&T split-off AT&T Wireless on July 9, 2001, these preferred shares were converted to AT&T Wireless common stock. Upon conversion, AT&T reduced its portion of the financial performance and economic value in AT&T Wireless by 178 million shares, and the balance of the 406 million shares came from the issuance of 228 million new shares of AT&T Wireless common stock.

Total shareowners' equity increased $2.8 billion, or 2.7%, to $106.0 billion at June 30, 2001 from $103.2 billion at December 31, 2000. This increase primarily resulted from the issuance of stock to settle the Excite@Home put obligation with Cox and Comcast, as well as the issuance of stock to acquire cable systems from Cablevision, partially offset by the redemption of AT&T shares held by Comcast in exchange for certain cable systems and the capital contribution due to LMG upon split-off for the value of certain TCI pre-acquisition net operating loss carryforwards.

In the second quarter of 2001, AT&T increased treasury stock held by approximately 436 million shares of which 372 million shares resulted from the Wireless tracking stock exchange offer and approximately 64 million from AT&T shares held by Comcast that were redeemed in exchange for an entity owning cable-systems.


RISK MANAGEMENT
We are exposed to market risk from changes in interest and foreign exchange rates. On a limited basis we use certain derivative financial instruments, including interest rate swaps, options, forwards, equity hedges and other derivative contracts to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

Assuming a 10% downward shift in interest rates at June 30, 2001, the fair value of unhedged debt would have increased by approximately $1.4 billion.


NEW ACCOUNTING PRONOUNCEMENTS

In the second quarter of 2001, AT&T adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption had no material impact on AT&T's results of operations, financial position or cash flows.

In July 2001, the Financial Accounting Standard Board(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supercedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. AT&T does not expect that the adoption of SFAS No. 141 will have a material effect on AT&T's results of operations, financial position or cash flows.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our results. We are assessing the impact of the standard on other indefinite lived assets and the total impact of such standard on our results of operations.

SUBSEQUENT EVENT

On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. As the split-off was recorded as a book value transaction, therefore, no gain or loss was recorded for the transaction.

On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, was distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. The split-off of AT&T Wireless will result in a non-cash gain of approximately $13 billion, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain will be recorded in the third quarter of 2001 and be reflected as "Gain on the disposition of discontinued operations." In addition, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July which will result in a pretax gain of approximately $0.5 billion to be recorded in other income. The remaining shares will be sold, exchanged or monetized within the next six months. In conjunction with the split-off of AT&T Wireless Group, NTT DoCoMo converted their AT&T convertible preferred shares held into AT&T Wireless common stock. Upon conversion, AT&T reduced its portion of the financial performance and economic value in the AT&T Wireless Group by 178 million shares, and the balance of the 406 million shares came from the issuance of 228 million new shares of AT&T Wireless common stock.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

    (a) The annual meeting of the shareholders of the registrant was held on May 23, 2001.

    (b) Election of Directors*

                                                                                                     Votes
                                                                                                   (Millions)
                       Nominee                                                       For                            Withheld
         C. Michael Armstrong                                                       3,572                             123
         Kenneth T. Derr                                                            3,600                              95
         M. Kathryn Eickhoff                                                        3,599                              95
         Walter Y. Elisha                                                           3,599                              96
         George M.C. Fischer                                                        3,599                              95
         Donald V. Fites                                                            3,598                              96
         Amos B. Hostetter, Jr.                                                     3,600                              95
         Ralph S. Larsen                                                            3,600                              94
         John C. Malone                                                             3,597                              97
         Donald F. McHenry                                                          3,599                              95
         Louis A. Simpson                                                           3,600                              94
         Michael I. Sovern                                                          3,598                              96
         Sanford I. Weill                                                           3,599                              96
         Masaki Yoshikawa                                                           3,599                              96
         John D. Zeglis                                                             3,599                              96

      (c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated March 29, 2001.

      (i)    Ratification of Auditors

                                                                                             For            Against          Abstain
         Ratification of the firm of  PricewaterhouseCoopers, LLP as the independent        3,577              90               28
         auditors to audit the registrant's financial statements for the year 2001.        (96.81%)         (2.44%)          (0.75%)
         (*)

      (ii)  Directors Proposals

                                                                                       For            Against          Abstain
         Charter Amendment seeking simple shareowner majority vote (**)                2,799             151               37
                                                                                      (62.79%)         (3.38%)          (0.84%)
         Employee stock purchase plan (*)                                              3,549             111               34
                                                                                      (96.06%)         (3.01%)          (0.93%)


      (iii) Shareholders Proposals


                                                                                                                              Non-
                                                                            For            Against          Abstain           Vote
That the Company adopt a position of political non-partisanship. (*)        262            2,557              169            707
                                                                          (8.76%)         (85.58%)          (5.66%)
Officer and Director Bonuses (*)                                            263            2,666               58            707
                                                                          (8.80%)         (89.26%)          (1.94%)

Non-employee Director Compensation (*)                                                      No Vote Cast
Not proposed at annual meeting

Nomination process for directors (*)                                         232          2,691               64            707
                                                                           (7.75%)       (90.10%)          (2.15%)
Executive compensation study (*)                                             397          2,510               81            707
                                                                          (13.28%)       (84.02%)          (2.70%)
Employee Pension Plan (*)                                                    337          2,551              100            707
                                                                          (11.28%)       (85.39%)          (3.33%)
Restrict Company's Non-discrimination Policy. (*)                            204          2,567              216            707
                                                                           (6.84%)       (85.93%)          (7.23%)

      *Percentages are based on the total common shares voted. Approval of this proposal required a majority of the common shares voted.

      ** Percentages are based on the total number of outstanding common shares. Approval of this proposal required a majority of the combined voting power of all outstanding shares of AT&T common stock, AT&T Wireless Group tracking stock, Liberty Media Group Class A and Class B tracking stock, and AT&T preferred stock voting together as a single class.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

              12       Computation of Ratio of Earnings to Fixed Charges


(b)           Reports on Form 8-K

              Form 8-K/A dated March 28, 2001 was filed pursuant to Item 5 and
              Item 7 on April 11, 2001. Form 8-K date April 17, 2001 was filed pursuant to Item 5 on April 19, 2001. Form 8-K dated April 24, 2001 was filed pursuant to Item 5 and Item 7 on April 27, 2001. Form 8-K dated May 18, 2001 was filed pursuant to Item 5 and Item 7 on May 22, 2001. Form 8-K was dated June 8, 2001 was filed pursuant to Item 5 and Item 7 on June 19, 2001.

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



Date:  August 14, 2001

                                  Exhibit Index


Exhibit
Number


 12                  Computation of Ratio of Earnings to Fixed Charges