Form 10-Q
period 2001-09-30
AT&T CORP
filed 2001-11-13
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


At October 31, 2001, the following shares of stock were outstanding:

      AT&T common stock - 3,538,030,557 shares

                         PART I - FINANCIAL INFORMATION
                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                      For the Three                     For the Nine
                                                                       Months Ended                      Months Ended
                                                                        September 30,                    September 30,
                                                                    2001             2000             2001            2000
Revenue                                                           $ 13,087         $ 14,176         $ 39,964         $41,623

Operating Expenses
Costs of services and products (excluding depreciation of
   $1,165, $956, $3,533 and $2,927 included below)                   3,476            3,282           10,458           9,249
Access and other connection                                          3,033            3,147            9,289          10,180
Selling, general and administrative                                  2,540            2,461            8,144           7,366
Depreciation and other amortization                                  1,682            1,568            5,116           4,204
Amortization of goodwill, franchise costs and other
   purchased intangibles                                               592              787            1,920           1,433
Net restructuring and other charges                                    399               24            1,494             797
Total operating expenses                                            11,722           11,269           36,421          33,229

Operating income                                                     1,365            2,907            3,543           8,394

Other (expense) income                                              (4,966)             365           (7,195)          1,358
Interest expense                                                       786              896            2,426           2,000
(Loss) income from continuing operations before income
   taxes, minority interest, (losses) earnings from equity
   investments and cumulative effect of accounting change           (4,387)           2,376           (6,078)          7,752
(Benefit) provision for income taxes                                (2,092)             939           (2,746)          2,532
Minority interest income                                               177              103            1,015              11
Equity earnings (losses) from Liberty Media Group                      111            1,756           (2,711)          2,965
Net losses from other equity investments                                88              222              423             615
(Loss) income from continuing operations before cumulative
   effect of accounting change                                      (2,095)           3,074           (5,451)          7,581
(Loss) income from discontinued operations (net of income
   taxes of $-, $14, $158 and $113)                                     --               (2)             150             208
Gain on disposition of discontinued operations                      13,503               --           13,503              --
Income before cumulative effect of accounting change                11,408            3,072            8,202           7,789
Cumulative effect of accounting change - (net of income
   taxes of $578)                                                       --               --              904              --
Net income                                                          11,408            3,072            9,106           7,789
Dividend requirements of preferred stock                               235               --              652              --
Premium on Wireless tracking stock exchange                             --               --               80              --

Net income available to common shareowners                        $ 11,173         $  3,072         $  8,374         $ 7,789

AT&T Common Stock Group - per basic share:
(Loss) earnings - continuing operations                           $  (0.69)        $   0.35         $  (0.94)        $  1.35
Earnings - discontinued operations                                      --               --             0.03            0.06
Gain on disposition of discontinued operations                        3.82               --             3.67              --
Cumulative effect of accounting change                                  --               --             0.10              --
AT&T Common Stock Group earnings                                  $   3.13         $   0.35         $   2.86         $  1.41

AT&T Common Stock Group - per diluted share:
(Loss) earnings - continuing operations                           $  (0.69)        $   0.35         $  (0.94)        $  1.34
Earnings - discontinued operations                                      --               --             0.03            0.06
Gain on disposition of discontinued operations                        3.82               --             3.67              --
Cumulative effect of accounting change                                  --               --             0.10              --
AT&T Common Stock Group earnings                                  $   3.13         $   0.35         $   2.86         $  1.40

Dividends declared                                                $ 0.0375         $   0.22         $ 0.1125         $  0.66

AT&T Wireless Group - per basic and diluted share:
(Loss) earnings from discontinued operations                      $     --         $  (0.01)        $   0.08         $  0.05

Liberty Media Group - per basic and diluted share:
Earnings (loss) - before cumulative effect of accounting
   change                                                         $   0.04         $   0.68         $  (1.05)        $  1.15
Cumulative effect of accounting change                                  --               --             0.21              --
Liberty Media Group earnings (loss)                               $   0.04         $   0.68         $  (0.84)        $  1.15


                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                 At                 At
                                                           September 30,        December 31,
                                                                2001                2000
ASSETS

Cash and cash equivalents                                      $  4,198            $     64

Accounts receivable, less allowances of $1,013 and
$1,185                                                            8,679               9,408

Other receivables                                                 1,344               1,645

Investments                                                          --               2,102

Deferred income taxes                                             1,623                 720

Other current assets                                                614                 781

TOTAL CURRENT ASSETS                                             16,458              14,720

Property, plant and equipment, net of accumulated
   depreciation of $31,164 and $28,129                           40,748              41,269
Franchise costs, net of accumulated amortization of
   $2,226 and $1,664                                             43,287              48,218
Goodwill, net of accumulated amortization of $1,130
   and $609                                                      24,774              26,782
Investment in Liberty Media Group and related
   receivables, net                                                  --              34,290

Other investments and related advances                           24,268              30,875

Prepaid pension costs                                             3,281               3,003

Other assets                                                      7,233               7,979

Net assets of discontinued operations                                --              27,224

TOTAL ASSETS                                                   $160,049            $234,360


                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                                       At                    At
                                                                  September 30,         December 31,
                                                                      2001                  2000
LIABILITIES
Accounts payable                                                   $   4,848             $   5,382
Payroll and benefit-related liabilities                                1,592                 1,991
Debt maturing within one year                                         18,449                31,838
Liability under put options                                               --                 2,564
Other current liabilities                                              6,988                 6,200

TOTAL CURRENT LIABILITIES                                             31,877                47,975

Long-term debt                                                        30,007                33,089
Long-term benefit-related liabilities                                  3,506                 3,670
Deferred income taxes                                                 27,175                32,054
Other long-term liabilities and deferred credits                       6,946                 4,823
TOTAL LIABILITIES                                                     99,511               121,611

Minority Interest                                                      3,622                 4,841

Company-Obligated Convertible Quarterly Income
   Preferred Securities of Subsidiary Trust Holding
   Solely Subordinated Debt Securities of AT&T                         4,718                 4,710


SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized
   6,000,000,000 shares; issued and outstanding
   3,535,801,018 shares (net of 851,731,351 treasury
   shares) at September 30, 2001 and 3,760,151,185
   shares (net of 416,887,452 treasury shares) at
   December 31, 2000                                                   3,536                 3,760
AT&T Wireless Group Common Stock, $1 par value,
   authorized 6,000,000,000 shares, issued and
   outstanding 361,802,200 shares at December 31, 2000                    --                   362
Liberty Media Group Class A Common Stock, $1 par value,
   authorized 4,000,000,000 shares, issued and
   outstanding 2,363,738,198 shares (net of 59,512,496
   treasury shares) at December 31, 2000                                  --                 2,364
Liberty Media Group Class B Common Stock, $1 par value,
   authorized 400,000,000 shares, issued and
   outstanding 206,221,288 shares (net of 10,607,776
   treasury shares) at December 31, 2000                                  --                   206
Additional paid-in capital                                            51,851                90,496
(Accumulated deficit)/Retained earnings                               (2,093)                7,408
Accumulated other comprehensive income                                (1,096)               (1,398)
TOTAL SHAREOWNERS' EQUITY                                             52,198               103,198
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                          $ 160,049             $ 234,360

                 See Notes to Consolidated Financial Statements

                            AT&T CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                               (Dollars in Millions)
                                    (Unaudited)

                                                             For the Nine Months Ended
                                                                    September 30,
                                                              2001                 2000
AT&T Common Shares
  Balance at beginning of year                              $  3,760             $  3,196
  Shares issued (acquired), net:
    Under employee plans                                          10                   --
    For acquisitions                                              44                  607
    Settlement of put option                                     155                   --
    For Wireless tracking stock exchange                        (372)                  --
    Other*                                                       (61)                 (49)
Balance at end of period                                       3,536                3,754

AT&T Wireless Group Common Stock
  Balance at beginning of year                                   362                   --
  Shares issued:                                                                      360
    Under employee plans                                           2                    1
    For Wireless tracking stock exchange                         438                   --
    Conversion of preferred stock                                406                   --
    AT&T Wireless Group split-off                             (1,208)                  --
Balance at end of period                                          --                  361

Liberty Media Group Class A Common Stock
  Balance at beginning of year                                 2,364                2,314
  Shares issued, net:
    For acquisitions                                              --                   61
    Other                                                         14                   (5)
  Liberty Media Group split-off                               (2,378)                  --
Balance at end of period                                          --                2,370

Liberty Media Group Class B Common Stock
  Balance at beginning of year                                   206                  217
  Shares issued (acquired), net                                    6                  (11)
  Liberty Media Group split-off                                 (212)                  --
Balance at end of period                                          --                  206

Additional Paid-In Capital
  Balance at beginning of year                                90,496               59,526
  Shares issued (acquired), net:
    Under employee plans                                         208                   15
    For acquisitions                                             827               22,769
    Settlement of put option                                   3,237                   --
    Other*                                                    (1,035)              (2,514)
  Proceeds in excess of par value from issuance
    of AT&T Wireless common stock                                 --                9,915
  Gain on issuance of common stock by affiliates                  20                  480

  Conversion of preferred stock                                9,631                   --
  AT&T Wireless Group split-off                              (20,955)                  --
  Liberty Media Group split-off                              (30,738)                  --
  Wireless tracking stock exchange                                14                   --
  Beneficial conversion value of preferred stock                 295                   --
  Dividends declared - AT&T Common Stock Group                  (133)                  --
  Other                                                          (16)                 153
Balance at end of period                                      51,851               90,344

Guaranteed ESOP Obligation
  Balance at beginning of year                                    --                  (17)
  Amortization                                                    --                   17
Balance at end of period                                          --                   --


                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                                For the Nine Months
                                                                 Ended September 30,
                                                              2001                  2000
(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year                                 7,408                 6,712
  Net income                                                   9,106                 7,789
  Dividends declared - AT&T Common Stock Group                  (275)               (2,344)
  Dividends accrued - preferred stock                           (652)                   --
  Premium on Wireless tracking stock exchange                    (80)                   --
  Treasury shares issued at less than cost                        (7)               (1,433)
  AT&T Wireless Group split-off                              (17,593)                   --
Balance at end of period                                      (2,093)               10,724

Accumulated Comprehensive Income
  Balance at beginning of year                                (1,398)                6,979
  Other comprehensive income                                     988                (4,630)
  AT&T Wireless Group split-off                                   72                    --
  Liberty Media Group split-off                                 (758)                   --
Balance at end of year                                        (1,096)                2,349
Total Shareowners' Equity                                   $ 52,198             $ 110,108

Summary of Total Comprehensive Income:
(Loss) income from continuing operations                    $ (5,451)            $   7,581
Income from discontinued operations                              150                   208
Gain on disposition of discontinued operations                13,503                    --
Cumulative effect of accounting change                           904                    --
Net income                                                     9,106                 7,789
Dividend requirements of preferred stock                         652                    --
Premium on Wireless tracking stock exchange                       80                    --
Net income available to common shareowners                  $  8,374             $   7,789
Net foreign currency translation adjustment (net
  of income taxes of $(135) and $(177))(1)                      (204)                 (305)
Net revaluation of securities:
  Unrealized gains (losses) (net of income taxes
  of $274 and $(1,775))(2)                                       363                (2,846)
  Recognition of previously unrealized losses
  (gains) on available-for-sale securities (net
  of income taxes of $513 and $(955))(3)                         829                (1,479)
Comprehensive Income                                        $  9,362             $   3,159


AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

*Other activity in 2001 and 2000 represents AT&T stock received in exchange for entities owning certain cable systems.

(1) Includes LMG's foreign currency translation adjustments totaling $(149) and $(193), net of applicable income taxes for the year-to-date periods through July 31, 2001 and September 30, 2000, respectively.

(2) Includes LMG's unrealized gains (losses) on available-for-sale securities totaling $1,286 and $(1,825), net of applicable income taxes for the year-to-date periods through July 31, 2001 and September 30, 2000, respectively.

(3) See note (c) for a summary of the "Recognition of previously unrealized losses (gains) on available-for-sale securities" and the income statement line items impacted.

                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                                             For the Nine Months
                                                                                              Ended September 30,
                                                                                           2001                 2000
OPERATING ACTIVITIES
Net income                                                                               $  9,106             $  7,789
Deduct: Income from discontinued operations                                                   150                  208
        Gain on disposition of discontinued operations                                     13,503                   --
(Loss) income from continuing operations                                                   (4,547)               7,581

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
    Cumulative effect of accounting change - net of income taxes                             (904)                  --
    Net gains on sales of businesses and investments                                         (689)                (885)
    Investment impairment charges                                                           4,208                   --
    Estimated loss on contractual obligations                                               2,418                   --
    Put option settlement loss and mark-to-market charge                                      838                   21
    Net restructuring and other charges                                                     1,386                  630
    Depreciation and amortization                                                           7,036                5,637
    Provision for uncollectible receivables                                                   850                  785
    Deferred income taxes                                                                  (4,865)                 198
    Net revaluation of trading securities                                                     779                   --
    Minority interest income                                                               (1,222)                 (89)
    Net equity losses (earnings) from Liberty Media Group                                   2,711               (2,965)
    Net losses from other equity investments                                                  725                1,034
    Increase in receivables                                                                   (49)              (2,081)
    Decrease in accounts payable                                                             (816)              (1,447)
    Net change in other operating assets and liabilities                                   (1,067)                  59
    Other adjustments, net                                                                    (51)                (364)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS
                                                                                            6,741                8,114

INVESTING ACTIVITIES
Capital expenditures and other additions                                                   (6,450)              (7,753)
Proceeds from sale or disposal of property, plant and equipment                                62                  547
Increase in other receivables                                                                (105)                (981)
Sales of marketable securities                                                                102                   35
Purchases of marketable securities                                                            (18)                  --
Equity investment distributions and sales                                                   1,845                  785
Equity investment contributions and purchases                                                (177)              (2,364)
Net dispositions (acquisitions) of businesses, net of cash
   disposed/acquired                                                                        4,827              (16,614)
Other investing activities, net                                                              (121)                 (91)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                (35)             (26,436)

FINANCING ACTIVITIES
Proceeds from long-term debt issuances                                                        195                  739
Retirement of long-term debt                                                               (1,618)              (1,954)
(Decrease) increase in short-term borrowings, net                                          (9,580)              17,363
Repayment of borrowings from AT&T Wireless                                                 (5,803)                  --
Issuance of convertible preferred securities and warrants                                   9,811                   --
Redemption of redeemable securities                                                            --                 (152)
Issuance of AT&T common shares                                                                133                   --
Issuance of AT&T Wireless Group common shares                                                  54               10,291
Net issuance (acquisition) of treasury shares                                                  23                 (588)
Dividends paid on common stock                                                               (416)              (2,221)
Dividends paid on preferred securities                                                       (190)                (147)
Other financing activities, net                                                               (41)                 (30)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS                                                                               (7,432)              23,301

Net cash provided by (used in) discontinued operation                                       4,860               (5,686)
Net increase (decrease) in cash and cash equivalents                                        4,134                 (707)
Cash and cash equivalents at beginning of year                                                 64                1,018
Cash and cash equivalents at end of period                                               $  4,198             $    311


     The notes are an integral part of the consolidated financial statements

                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

(a)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 2000, AT&T's Form 8-K filed on September 24, 2001, restating the company's financial results for the year ended December 31, 2000 to reflect AT&T Wireless as a discontinued operation, AT&T's Form 10-Q/A for the quarter ended March 31, 2001 and AT&T's Form 10-Q for the quarter ended June 30, 2001. We have reclassified certain prior period amounts to conform with our current presentation.


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

         On July 8, 2001, Comcast Corp. (Comcast) made an unsolicited offer to acquire AT&T Broadband. On July 18, AT&T's Board of Directors unanimously voted to reject Comcast's proposal to acquire AT&T Broadband. The Board has directed management to explore financial and strategic alternatives relating to AT&T Broadband, including the previously announced restructuring plans, with the goal to provide the greatest long-term value to shareowners. The Board also decided to delay finalizing and mailing to shareowners the proxy materials, filed preliminary with the SEC on July 3, 2001, for its current restructuring plans. However, AT&T remains committed to separate AT&T Consumer and AT&T Business from AT&T Broadband.

         Nevertheless, AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service rulings. AT&T expects that transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

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

         On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company (see note d).

         On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation (LMC) as an independent, publicly-traded company (see note e).

(c)      RECLASSIFICATION ADJUSTMENT OF OTHER COMPREHENSIVE INCOME

         AT&T has investment holdings classified as "available-for-sale" under the scope of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value with any unrealized gains or losses, net of income taxes, being included within other comprehensive income as a component of shareowners' equity. Under SFAS No. 115, when the "available-for-sale" securities are sold, the previously unrealized gains or losses shall be recognized in earnings. In addition, upon the adoption of SFAS No. 133, we reclassified certain securities to "trading", resulting in the recognition in earnings of previously unrealized losses (see note n). Following is a summary of the "Recognition of previously unrealized losses (gains) on available-for-sale securities" and the income statement line items impacted for the nine months ended September 30, 2001 and 2000.


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               2001                        2000
                                                                                      After-                        After-
                                                                       Pretax          tax         Pretax            tax
         AT&T Group:
          Other income:
            Reclassification of securities to "trading" in
            conjunction with the adoption of "SFAS No. 133"(1)        $ 1,154         $ 713         $    --         $    --
            Sale of various securities                                    159            98              --              --

         Liberty Media Group:
          Earnings (losses) from Liberty Media Group:
            Sale of various securities                                    173           105          (2,434)         (1,479)
          Cumulative effect of accounting change:(1)                     (144)          (87)             --              --

         Total recognition of previously unrealized losses
           (gains) on available-for-sale securities                   $ 1,342         $ 829         $(2,434)        $(1,479)


         (1)   See note (n) for further discussion.

(d)      DISCONTINUED OPERATIONS

         Pursuant to AT&T's restructuring plan (see note b), AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company on July 9, 2001. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July and approximately $0.6 billion was monetized in October. We expect to either sell, exchange or monetize the remaining portion of these holdings by the end of 2001.

         The consolidated financial statements of AT&T have been restated to reflect AT&T Wireless as a discontinued operation. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through June 30, 2001, the deemed effective split-off date for accounting purposes, as "Income from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Net cash provided by (used in) discontinued operations". The impact of the operating results from July 1 through July 9, 2001, were deemed immaterial to our consolidated results.

         Revenue for discontinued operations was $6,592 for the year-to-date period ended September 30, 2001, and $2,799 and $7,474 for the quarter and year-to-date period ended September 30, 2000, respectively.

         At December 31, 2000, "Net Assets of Discontinued Operations" included assets of $35,087 and total liabilities of $7,822. Total assets were comprised primarily of licensing costs, property, plant and equipment, goodwill and investments at December 31, 2000. Total liabilities at December 31, 2000, were comprised primarily of deferred income taxes, accounts payable and other short-term liabilities. Net assets of discontinued operations also included minority interest of $41 at December 31, 2000.

         Interest expense of $153 for the year-to-date period ended September 30, 2001, and $84 and $243 for the quarter and year-to-date period ended September 30, 2000, respectively, was allocated to discontinued operations based on the debt of AT&T Corp. that was attributable to AT&T Wireless. This debt was repaid to AT&T prior to June 30, 2001, in connection with the split-off of AT&T Wireless.

         In connection with the split-off of AT&T Wireless, AT&T wrote-up the net assets of AT&T Wireless to fair value. This resulted in a tax-free gain of $13.5 billion, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain was recorded in the third quarter of 2001 as a "Gain on disposition of discontinued operations."

         The noncash impacts of the split-off of AT&T Wireless include the reduction of total assets of approximately $39.7 billion and reduced shareowners' equity of approximately $39.7 billion.

         In addition, AT&T used approximately $1.6 billion of the $3.0 billion of AT&T Wireless common stock we retained upon split-off, in a noncash debt-for-equity exchange in July 2001.


(e)      INVESTMENT IN LIBERTY MEDIA GROUP

         As a result of our merger with TCI in March 1999, we acquired Liberty Media Group (LMG). Although LMG was wholly-owned, we accounted for it under the equity method since we did not have a controlling financial interest. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation (LMC) as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of LMC qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. The operating results of LMG through July 31, 2001, the deemed effective split-off date for accounting purposes, and the three and nine months ended September 30, 2000, were reflected as "Equity earnings
         (losses) from Liberty Media Group" in the accompanying Consolidated Statements of Operations. The impact of the operating results from August 1 through August 10, 2001, were deemed immaterial to our consolidated results. Upon the split-off, AT&T paid LMG $0.8 billion related to TCI net operating losses generated prior to AT&T's merger with TCI. In addition, AT&T received approximately $0.1 billion from LMG related to taxes pursuant to a tax-sharing agreement between LMG and AT&T Broadband which existed prior to the TCI merger. At December 31, 2000, this receivable was included in "Investment in Liberty Media Group and related receivables, net" in our consolidated balance sheet.

         The noncash impacts of the split-off of Liberty Media Group included the reduction of total assets of approximately $34.1 billion and reduced shareowners' equity of approximately $34.1 billion.


(f)      MERGER WITH MEDIAONE GROUP, INC.

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

         PRO FORMA RESULTS
         Following is a summary of the pro forma results of AT&T as if the merger with MediaOne had closed effective January 1, 2000:

                                                             (Unaudited)
                                                         Shares in millions
                                                      For the Nine Months Ended
                                                          September 30,2000
         Revenue                                               $42,948
         Income from continuing operations                       8,530

         Weighted-average AT&T common shares                     3,765
         Weighted-average AT&T common shares and
            potential common shares                              3,840
         Weighted-average Liberty Media Group shares
                                                                 2,573

         AT&T Common Stock Group earnings from
           continuing operations per common share:
            Basic                                              $  1.48
            Diluted                                            $  1.46

         Liberty Media Group earnings per common share:
            Basic and diluted                                  $  1.15


         Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

(g)      OTHER ACQUISITIONS, EXCHANGES AND DISPOSITIONS

         CONCERT AND AT&T CANADA

         On October 16, 2001, AT&T announced a decision to unwind Concert, its global venture with British Telecommunications plc (BT). Under the agreement, each of the partners generally will reclaim the customer contracts and assets contributed to the joint venture. In addition, AT&T will assume certain other assets that BT originally contributed to the joint venture. AT&T also will acquire BT's 9% interest in AT&T Canada and assume BT's obligation to purchase a portion of the publicly owned shares of AT&T Canada. As a result of the agreement to dissolve the Concert venture, AT&T recorded a $3.5 billion pretax charge in the third quarter of 2001 included in "Other (expense) income" in the accompanying Consolidated Statement of Operations. Approximately $2.9 billion of this charge primarily relates to the difference between the fair market value of the net assets AT&T will receive in the transaction and the carrying value of AT&T's investment in Concert. Our investment in Concert was accounted for as equity investment and included a note receivable from Concert of approximately $1.1 billion. The remaining carrying value of our investment in Concert was approximately $0.2 billion at September 30, 2001. The remaining $0.6 billion of the charge relates to the assumption of BT's portion of the obligation to purchase the publicly owned shares of AT&T Canada. The agreement to dissolve Concert remains subject to regulatory approval in the United States, Europe and other jurisdictions and is expected to close by the middle of 2002. Also, AT&T recorded a $1.8 billion pretax charge reflecting an estimated loss on AT&T's existing obligation for the purchase of the publicly owned shares of AT&T Canada. The charge related to the AT&T Canada investment reflects the differences between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them. This charge was included in "Other (expense) income" in the accompanying Consolidated Statement of Operations. AT&T currently owns approximately 21% of the outstanding equity of AT&T Canada and has the right to acquire BT's 9% interest in the outstanding equity of AT&T Canada. Accordingly, AT&T does not currently consolidate AT&T Canada into its results. AT&T has agreed to purchase all the outstanding shares of AT&T Canada that it does not own in the event that Canadian foreign ownership restrictions are removed. Prior to such removal, AT&T also has the right at any time to trigger the purchase of such shares through a structure that complies with such ownership restrictions, including designating a Canadian investor to purchase such shares. In the event AT&T acquires more than 50% of the equity or vote of AT&T Canada, AT&T Canada's results will be consolidated into AT&T results.

         EXCITE@HOME

         On September 28, 2001, At Home Corporation filed for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court, for the Northern District of California. It also signed a definitive agreement with AT&T to sell essentially all of its broadband Internet access businesses and related services to AT&T for $0.3 billion in cash. Excite@Home's results remained consolidated in AT&T's Consolidated Statements of Operations for the three and nine months ended September 30, 2001, however, the assets and liabilities were deconsolidated from AT&T's Consolidated Balance Sheet as of September 30, 2001.

         The noncash impacts of the deconsolidation of At Home Corporation primarily included a reduction to property, plant and equipment of approximately $0.3 billion, goodwill of approximately $0.3 billion and debt of approximately $1.0 billion. This resulted in the recording of a liability of approximately $0.4 billion as of September 30, 2001. This liability will continue to be evaluated as events related to Excite@Home's bankruptcy evolve. In addition, AT&T recorded a deferred tax benefit of $0.7 billion as a result of the deconsolidation.

         COMCAST

         On June 30, 2001, AT&T transferred its 99.75% interest in an entity owning the Baltimore Maryland cable-system serving approximately 115 thousand customers to Comcast Corp. (Comcast) for approximately $0.5 billion in cash. The transaction resulted in a pretax gain of $0.1 billion.

         On April 30, 2001, AT&T received 63.9 million shares of AT&T common stock held by Comcast in exchange for an entity owning cable-systems which serves approximately 590 thousand customers in six states. The transaction resulted in a pretax loss of $0.3 billion.

         COX and COMCAST

         On May 18, 2001, AT&T, Cox Communications (Cox) and Comcast revised an agreement on the terms of the put options related to

         Excite@Home. Under the new agreement, which was no longer a tax-free exchange, Cox and Comcast retained their stakes in Excite@Home and AT&T issued 75 million of AT&T common shares to Cox and more than 80 million of AT&T common shares to Comcast. We recorded an approximate $0.8 billion loss in "Other (expense) income" for this put option settlement in the second quarter of 2001. The new agreement resulted in a tax benefit to AT&T, which essentially offset this loss.

         JAPAN TELECOM

         On April 27, 2001, AT&T completed the sale announced on February 27, 2001, of our 10% stake in Japan Telecom Co. Ltd to Vodafone Group plc for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group since AT&T Wireless Group held approximately one-half of AT&T's investment. The transaction resulted in a pretax gain of approximately $0.5 billion recorded in "Other (expense) income" in AT&T's continuing operations and a pretax gain of approximately $0.5 billion recorded in "Income from discontinued operations."

         CABLEVISION

         On January 8, 2001, AT&T and Cablevision Systems Corporation (Cablevision) completed the transfer of cable-systems in which AT&T received cable-systems serving 358 thousand subscribers in Boston and Eastern Massachusetts. In exchange, Cablevision received cable-systems serving approximately 130 thousand subscribers in the northern New York suburbs, and 44 million shares of AT&T common stock valued at approximately $0.9 billion, and approximately $0.2 billion in cash. Cablevision recorded a gain as a result of the transaction. Due to AT&T's ownership interest in Cablevision, AT&T recorded an after-tax gain of approximately $0.1 billion included within "Net losses from other equity investments."

         INSIGHT COMMUNICATIONS COMPANY LP

         Effective January 1, 2001, AT&T sold to Insight Communications Company LP (Insight) several Illinois cable-systems serving approximately 98 thousand customers for $0.4 billion. Insight subsequently contributed the purchased cable-system and additional cable-systems serving approximately 177 thousand customers to Insight Midwest L.P. in which AT&T has a 50% interest. AT&T also contributed entities owning cable-systems serving approximately 248 thousand customers in Illinois to Insight Midwest L.P. The transactions resulted in a pretax gain of $0.2 billion, which was deferred due to a debt support agreement with Insight Midwest, L.P.

(h)      NET RESTRUCTURING AND OTHER CHARGES

         During the third quarter of 2001, $399 of net restructuring and other charges were recorded by Excite@Home. Included in these charges were $376 of asset impairment charges and $23 million of restructuring and exit costs, primarily due to continued weakness in the on-line media market and the recent bankruptcy filing. These charges included the write-off of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets. The restructuring and exits costs, consisted of $4 for severance costs, $14 related to facility closings and $5 primarily related to termination of contractual obligations. Since we consolidate, but only own approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our September 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)."

         The severance costs, for approximately 860 employees, primarily resulted from continued cost reduction efforts by Excite@Home. Nearly 79% of the affected employees have left their positions as of September 30, 2001, and the remaining employees will leave the Company by the end of 2001.

         Net restructuring and other charges for the nine months ended September 30, 2001, totaled $1,494. The charge includes $1,171 of asset impairment charges related to Excite@Home, $323 for restructuring and exits costs, which consisted of $151 for severance costs, $156 for facility closings and $16 primarily related to termination of contractual obligations.

         The asset impairment charges recorded during the nine months ended September 30, 2001 included $1,032 recorded by Excite@Home primarily due to continued weakness in the on-line media market and the recent bankruptcy filing. These charges included the write-down of goodwill and other intangible assets related to various acquisitions, primarily Excite, warrants granted in connection with distributing the @Home service, and fixed assets. In addition, AT&T recorded a related goodwill impairment charge of $139 associated with its acquisition goodwill of Excite@Home. Since we consolidate, but only own approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our September 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)."

         The severance costs, for approximately 7,700 employees, primarily resulted from synergies created by the MediaOne merger as well as continued cost reduction efforts by Excite@Home. Approximately 36% of the affected employees are management employees and 64% are non-management employees. Nearly 84% of the affected employees have left their positions as of September 30, 2001, and the remaining employees will leave the Company by the end of 2001.

         The following table displays the activity and balances of the restructuring reserve account from January 1, 2001, to September 30, 2001:


                                                             Type of Cost
                                              Employee    Facility
                                            Separations    Closings      Other         Total
         Balance at January 1, 2001           $ 259         $ 173         $ 36         $ 468
         Additions                              151           156           16           323
         Deductions                            (281)         (172)         (20)         (473)
         Balance at September 30, 2001        $ 129         $ 157         $ 32         $ 318

         Total deductions include $121 related to the deconsolidation of AT&T's investment in Excite@Home (see Note g) and also reflect cash payments of $265 related to employee separations, $68 related to facility closings and $10 related to litigation, as well as $9 noncash utilization associated with deferred payments primarily related to executives. The cash outlay for AT&T's restructuring was primarily funded through cash from operations.

         During the third quarter of 2000, AT&T recorded $24 of net restructuring and other charges. The charge resulted from synergies associated with the MediaOne merger and related to cash termination benefits associated with the involuntary separation of approximately 490 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees.

         During the nine months ended September 30, 2000, AT&T recorded $797 of net restructuring and other charges, which included $706 of restructuring and exit costs primarily associated with AT&T's initiative to reduce costs by the end of 2000, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

         The charge for the nine months ended September 30, 2000 included cash termination benefits of $482 associated with the involuntary separation of approximately 6,700 employees. Approximately one-half of the individuals were management employees and one-half were non-management employees.

         The charge also included $62 of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter 2000 and $144 of benefit curtailment costs associated with employee separations as part of these exit plans.

         During the nine months ended September 30, 2000, AT&T also recorded an asset impairment charge of $18 related to the write-down of unrecoverable assets in certain businesses in which the carrying value was no longer supported by estimated future cash flows.


(i)      EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

         (Loss) earnings attributable to the different classes of AT&T common stock are as follows:

                                                         AT&T Common Stock           AT&T Wireless                 Liberty Media
                                                               Group                     Group                         Group
         For the three months ended
           September 30,                                2001           2000         2001        2000            2001           2000
         (Loss) income from continuing
              operations                            $ (2,206)        $1,318        $  --        $ --         $   111         $1,756
         Dividend requirements of preferred
              stock                                      235             --           --          --              --             --
         (Loss) income from continuing
              operations available to common
              shareowners                             (2,441)         1,318           --          --             111          1,756
         Income (loss) from discontinued
              operations                                  --              1           --          (3)             --             --
         Gain on disposition of
              discontinued operations                 13,503             --           --          --              --             --

         Net income (loss) available to
              common shareowners                    $ 11,062         $1,319        $  --        $ (3)        $   111         $1,756

         For the nine months ended
           September 30,                              2001           2000         2001        2000            2001           2000
         (Loss) income from continuing
              operations                            $ (2,740)        $4,616        $  --        $ --         $(2,711)        $2,965
         Dividend requirements of preferred
              stock                                      652             --           --          --              --             --
         Premium on Wireless tracking stock
              exchange                                    80             --           --          --              --             --
         (Loss) income from continuing
              operations available to common
              shareowners                             (3,472)         4,616           --          --          (2,711)         2,965
         Income from discontinued operations             115            189           35          19              --             --
         Gain on disposition of discontinued
              operations                              13,503             --           --          --              --             --
         Cumulative effect of accounting
              change                                     359             --           --          --             545             --

         Net income (loss) available to
              common shareowners                    $ 10,505         $4,805        $  35        $ 19         $(2,166)        $2,965

         Basic earnings (loss) per share for AT&T Common Stock Group were computed by dividing AT&T Common Stock Group income by the weighted-average number of shares outstanding of 3,534 million and 3,752 million for the three months ended

         September 30, 2001 and 2000, respectively, and 3,677 million and 3,397 million for the nine months ended September 30, 2001 and 2000, respectively.

         Since AT&T recorded a loss from continuing operations for the three and nine months ended September 30, 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive. There were 76 million potentially dilutive AT&T securities outstanding at September 30, 2001.

         Diluted earnings per share (EPS) for AT&T Common Stock Group for the three months and nine months ended September 30, 2000 were computed by dividing AT&T Common Stock Group income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the period, assuming conversion of the potential shares at the beginning of the periods presented. Shares issuable upon conversion of preferred stock of subsidiaries, convertible put options and stock options have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below.

         The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS for the three and nine-month periods ended September 30, 2000. The dividends of these securities would have an after-tax impact to earnings of approximately $40 and $120 for the three and nine-month periods ended September 30, 2001 and 2000, respectively. Assuming conversion of the securities, the dividends would no longer have to be included as a reduction to net income and the securities would convert into approximately 67 million shares of AT&T common stock.

         A reconciliation of the income and share components for diluted EPS calculations with respect to AT&T Common Stock Group is as follows:

                                                    For the Three             For the Nine
                                                     Months Ended             Months Ended
                                                  September 30, 2000       September 30, 2000
         AT&T Common Stock Group:
         Income from continuing operations              $1,318                 $4,616
         Income impact of assumed conversion
           of preferred stock of subsidiary                  8                     24
         Income impact of mark-to-market on
           convertible put options                          13                     13
         Income adjusted for conversion of
           securities                                   $1,339                 $4,653

         Shares (in millions)
         Weighted-average common shares                  3,752                  3,397
         Stock options                                      17                     23
         Preferred stock of subsidiary                      40                     40
         Convertible put options                            33                     11
         Weighted-average common shares and
           potential common shares                       3,842                  3,471


         Basic earnings (loss) per share for LMG was computed by dividing the LMG income (loss) by the weighted-average number of shares outstanding of LMG of 2,588 million and 2,582 million, for the third quarter and the year-to-date periods through July 31, 2001, the deemed effective split-off date for accounting purposes (see note e), respectively, and 2,578 million and 2,573 million for the three and nine months ended September 30, 2000, respectively.

         Since LMG recorded a loss for the year-to-date period through July 31, 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive. Diluted earnings per share (EPS) for LMG for the third quarter of 2001 and for the quarter and the nine months ended September 30, 2000, were computed by dividing LMG income by the weighted-average number of shares outstanding during the period. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history has indicated that these contracts are generally settled in cash.


(j)      CONVERTIBLE PREFERRED STOCK

         On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,511.778 shares of a new class of AT&T preferred stock with a par value of $1 per share; and five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. The $9.8 billion of proceeds were recorded based on their relative fair values as $9.2 billion for the preferred shares, $0.3 billion for the warrants in other current liabilities and $0.3 billion for the amortizable beneficial conversion feature. Prior to the split-off of AT&T Wireless Group, the preferred shares, convertible at NTT DoCoMo's option, were economically equivalent to 406 million shares (a 16 percent interest) of AT&T Wireless Group tracking stock.

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

         Since NTT DoCoMo converted their preferred stock in connection with the Wireless Group split-off, we fully amortized, in the third quarter, the remaining beneficial conversion feature balance of $0.2 billion.

(k)      SECURITIZATION OF RECEIVABLES

         On June 22, 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.2 billion of funding. Under the program, AT&T Business accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The securitization proceeds of $2.1 billion were recorded as a borrowing and included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheet at September 30, 2001. The interest payment for the associated loan was approximately $21 and $27 for the quarter and year-to-date period ending September 30, 2001, respectively. Interest is paid monthly based on a floating rate set by the corresponding agreements. At September 30, 2001, the borrowing was collateralized by $5.6 billion of accounts receivable.

         On June 20, 2001, AT&T amended an existing accounts receivable securitization program for a new 364-day term providing for up to $0.5 billion of funding. Under the program, AT&T Consumer accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The $0.5 billion of proceeds were included in "Debt maturing within one year" in the accompanying Consolidated Balance Sheet at September 30, 2001. The interest payment for the associated loan was approximately $4 and $11 for the quarter and year-to-date period ending September 30, 2001, respectively. Interest is paid monthly based on a floating rate set by the corresponding agreements. At September 30, 2001, the borrowing was collateralized by $1.0 billion of accounts receivable.

(l)      SETTLEMENT OF EXCHANGEABLE NOTES

         In the third quarter of 2001, exchangeable notes that were indexed to a portion of our holdings of Vodafone securities matured. Prior to the settlement, the carrying value of the notes was $1.6 billion. These notes were settled with approximately 70 million shares of Vodafone ADR's and $252 in cash. Approximately 57 million shares of the Vodafone ADR's used in the settlement were accounted for as "trading" securities and the remainders were accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The settlement resulted in a pretax loss of approximately $392, of which $394 was reclassified from other comprehensive income to other (expense) income in the Statement of Operations.


(m)      RELATED PARTY TRANSACTIONS

         AT&T has various related party transactions with Concert.

         Included in revenue was $0.3 billion for each of the three-month periods ended September 30, 2001 and 2000, and $0.8 billion for each of the nine-month periods ended September 30, 2001 and 2000, for services provided to Concert.

         Included in access and other connection expenses are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products. Such charges totaled $0.4 billion and $1.5 billion, for the three and nine months ended September 30, 2001, respectively, and $0.6 billion and $1.7 billion for the three and nine months ended September 30, 2000, respectively.

         Included in accounts receivable was $0.5 billion, at both September 30, 2001 and December 31, 2000, related to transactions with Concert. Included in accounts payable was $0.5 billion at both September 30, 2001 and December 31, 2000, respectively, related to transactions with Concert.

         Included in other receivables was $0.7 billion and $1.1 billion, at September 30, 2001 and December 31, 2000, respectively, related to transactions associated with Concert. Included in other current liabilities was $0.9 billion and $1.0 billion, at September 30, 2001 and December 31, 2000, respectively, related to transactions associated with Concert.

         In addition, we had various related party transactions with Liberty Media Group(LMG). Included in "Costs of services and products" were programming expenses related to services from LMG. Those expenses amounted to $27 and $199, respectively, for the quarter and year-to-date periods through July 31, 2001, the deemed effective LMG split-off date for accounting purposes, and $69 and $171, respectively, for the quarter and year-to-date periods ended September 30, 2000.




(n) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         Effective January 1, 2001, AT&T adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No.138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Changes in fair values of derivative instruments not designated as hedging instruments and ineffective portions of hedges, if any, are recognized in earnings in the current period.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1.5 billion ($0.9 billion net-of-tax). $0.6 billion ($0.4 billion net-of-tax) and $0.9 billion ($0.5 billion net-of-tax) were attributable to AT&T Group (other than LMG) and Liberty Media Group, respectively.

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

         Upon adoption, AT&T Group, as permitted by SFAS No. 133, reclassified $9.3 billion of securities from "available-for-sale" to "trading." This reclassification resulted in the recognition, in the income statement, of losses previously recorded within accumulated OCI. A portion of the loss ($1.6 billion pretax; $1.0 billion net-of-tax) was recorded as part of the cumulative effect of adoption. This loss completely offset a gain for amounts also previously recorded within accumulated OCI on the indexed debt obligation that had been considered a hedge of Comcast, Microsoft and Vodafone available-for-sale securities. The reclassification of securities also resulted in a pretax charge of $1.2 billion ($0.7 billion net-of-tax) recorded in other (expense) income.


         In addition, the adoption of SFAS No. 133 also resulted in a cumulative pretax charge to OCI of $10 ($6 net-of-tax) on cash flow hedges. The net derivative loss included in OCI as of January 1, 2001 will be reclassified into earnings over the life of the instruments, of which the last expires in February 2005.

         Foreign Currency Risk

         We enter into foreign currency exchange contracts, including forward and option contracts, to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. In third quarter 2001, this consisted primarily of the Euro, Japanese yen and Brazilian reais.

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

         Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three and nine months ended September 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and nine months ended September 30, 2001.

         For the three and nine months ended September 30, 2001, "Other (expense) income" included net gains of $132 and $373, respectively, relating to ongoing fair value adjustments of derivatives and trading securities. The fair value adjustments for these periods included net gains of $980 and $1,964, respectively, for equity based derivative instruments embedded in indexed debt instruments, net gains (losses) of $(61) and $76, respectively, for changes in the fair value of warrants, swaps and foreign currency transactions, and losses of $(787) and $(1,667), respectively, for trading securities.

         For the three and nine-month periods ending September 30, 2001, we reclassified $19 and $60, respectively, from OCI (pretax) to interest expense representing the recognition of mark-to-market amounts on the prepaid interest rate swaps.

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

         For derivatives designed either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on LMG's earnings for the quarter and the year-to-date period through July 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the quarter and the year-to-date period through July 31, 2001.

         For the nine months ended September 30, 2001, included in "Equity earnings (losses) from LMG" was unrealized losses on financial instruments of $38 net loss related to call option obligations, a $440 net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, and an $142 net gain for changes in the time value of options for fair value hedges.

(o)      SEGMENT REPORTING

         AT&T's results are segmented according to the way we manage our business: AT&T Business, AT&T Consumer and AT&T Broadband. In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes since the publication of our 2000 annual report. The changes are as follows:
         AT&T Business was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes. Total assets for our reportable segments generally include all assets, except intercompany receivables.

         Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

                                                     For the Three Months             For the Nine Months
                                                      Ended September 30,              Ended September 30,
                                                     2001             2000            2001             2000
         Revenue
            AT&T Business external revenue        $  6,750         $  7,022         $ 20,550         $ 21,172
            AT&T Business internal revenue             135              200              597              529
         Total AT&T Business revenue                 6,885            7,222           21,147           21,701
         AT&T Consumer external revenue              3,822            4,651           11,614           14,651
           AT&T Broadband external revenue           2,390            2,416            7,411            5,687
           AT&T Broadband internal revenue               3                4               12                6
         Total AT&T Broadband revenue                2,393            2,420            7,423            5,693

         Total reportable segments                  13,100           14,293           40,184           42,045

         Corporate and Other (a)                       (13)            (117)            (220)            (422)
         Total revenue                            $ 13,087         $ 14,176         $ 39,964         $ 41,623

         (a) Includes revenue related to Excite@Home of $140 and $418 for the third quarter and year-to-date period of 2001, respectively, and $79 for the quarter and year-to-date period ended September 30, 2000.

         RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                            For the Three                 For the Nine
                                                            Months Ended                  Months Ended
                                                            September 30,                 September 30,
                                                       2001            2000            2001            2000
         AT&T Business                               $(4,377)        $ 1,690         $(1,933)        $ 4,428
         AT&T Consumer                                 1,282           1,806           3,817           5,271
         AT&T Broadband                                 (538)           (640)         (1,834)           (771)
           Total reportable segments                  (3,633)          2,856              50           8,928
         Corporate and Other (a)                         (21)            106          (3,505)           (297)
         Deduct: Pretax minority interest
            income (expense)                             171              64             922             (87)
         Add: Pretax losses from other equity
            investments                                  224             374             725           1,034
         Interest expense                                786             896           2,426           2,000
         Total (loss) income from
            continuing operations before
            income taxes                             $(4,387)        $ 2,376         $(6,078)        $ 7,752


         (a) Includes $(294) and $(235) related to Excite@Home for the third quarter of 2001 and 2000, respectively. Also includes $(714) and $(699) related to Excite@Home for the nine months ended September 30, 2001 and 2000, respectively.


         ASSETS

                                                  At September 30,     At December 31,
                                                         2001               2000
         AT&T Business                                $ 40,236           $ 42,747
         AT&T Consumer                                   2,555              3,150
         AT&T Broadband                                104,054            114,848
           Total reportable segments                   146,845            160,745

         Corporate and Other:
         Other segments                                  1,152              1,174
         Prepaid pension costs                           3,269              3,003
         Deferred income taxes                           1,362                406
         Other corporate assets (a)                      7,421              7,518
         Investment in Liberty Media Group and
           related receivables, net                         --             34,290
         Net assets of discontinued operations              --             27,224
         Total assets                                 $160,049           $234,360

         (a) Includes $2,541 related to Excite@Home at December 31, 2000.

(p)      GUARANTEE OF PREFERRED SECURITIES

         TCI Securities:

         Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. At September 30, 2001, $1,244 of the guaranteed redeemable preferred securities remained outstanding.

         MediaOne Securities:

         Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. At September 30, 2001, $776 of the guaranteed redeemable preferred securities remained outstanding.

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

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
Revenue.......................   $14,832    $     --    $     --    $     --    $    --    $    --    $    --    $     --   $    --

Operating Expenses
Costs of services and products     2,564                       1
Access and other connection...     4,948
Selling, general and
  administrative..............     1,583         246           2
Depreciation and other
  amortization................     1,284          44
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......        72           3         376
Net restructuring and other
  charges.....................
Total operating expenses......    10,451         293         379

Operating income (loss).......     4,381        (293)       (379)

Other income (expense)........       763          97       1,076          32         35         13          3          3         16
Interest expense (benefit)....     3,485       1,015         212          32         35         13          2          2         15
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........     1,659      (1,211)        485                                            1          1          1

Provision (benefit) for
  income taxes................       619        (454)        329

Minority interest income
  (expenses)..................      (120)
Equity losses from Liberty
  Media Group.................                 2,711
Net earnings (losses) from
  other equity investments....       133      (1,896)     (1,839)
Income (loss) before cumulative
  effect of accounting change
  from continuing
  operations..................     1,053      (5,364)     (1,683)                                           1          1          1

Income (loss) from
  discontinued operations
  (net of income taxes).......
Gain on the disposition of
  discontinued operations.....    13,503
Income (loss) before
  cumulative effect of
  accounting change...........    14,556      (5,364)     (1,683)                                           1          1          1
Cumulative effect of
  accounting change...........       508         545         540
Net income (loss) ............    15,064      (4,819)     (1,143)                                           1          1          1
Dividend requirements on
  preferred stock.............       652
Premium on Wireless tracking
  stock exchange..............        80
Net income (loss) available
  to common shareowners.......   $14,332    $(4,819)    $(1,143)    $     --    $    --    $    --    $     1    $     1    $     1


                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
Revenue.......................     $    --      $26,859         $(1,727)       $39,964

Operating Expenses
Costs of services and products                    9,411          (1,518)        10,458
Access and other connection...                    4,523            (182)         9,289
Selling, general and
  administrative..............                    6,317              (4)         8,144
Depreciation and other
  amortization................                    3,788                          5,116
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......                    1,469                          1,920
Net restructuring and other
  charges.....................                    1,494                          1,494
Total operating expenses......                   27,002          (1,704)        36,421

Operating income (loss).......                     (143)            (23)         3,543

Other income (expense)........          35       (6,709)         (2,559)        (7,195)
Interest expense (benefit)....          34          672          (3,091)         2,426
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........           1       (7,524)            509         (6,078)

Provision (benefit) for
  income taxes................                   (3,240)                        (2,746)
Minority interest income
  (expenses)..................                    1,135                          1,015
Equity losses from Liberty
  Media Group.................                                                   2,711
Net earnings (losses) from
  other equity investments....                       43           3,136           (423)
Income (loss) before cumulative
effect of accounting change
  from continuing
  operations..................           1       (3,106)          3,645         (5,451)

Income (loss) from
  discontinued operations
(net of income taxes).........                      178             (28)           150
Gain on the disposition of
  discontinued operations.....                                                  13,503
Income (loss) before
  cumulative effect of
  accounting change...........           1       (2,928)          3,617          8,202
Cumulative effect of
  accounting change...........                     (689)                           904
Net income (loss) ............           1       (3,617)          3,617          9,106
Dividend requirements on
  preferred stock.............                                                     652
Premium on Wireless tracking
  stock exchange                                                                    80
Net income (loss) available
  to common shareowners.......     $     1      $(3,617)        $ 3,617        $ 8,374

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
Revenue.......................   $ 4,847    $           $           $           $          $          $          $          $

Operating Expenses
Costs of services and products       876
Access and other connection...     1,610
Selling, general and
  administrative..............       522           2          (7)
Depreciation and other
  amortization................       444          15          (6)
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......        25                     123
Net restructuring and other
  charges.....................
Total operating expenses......     3,477          17         110

Operating income (loss).......     1,370         (17)       (110)

Other income (expense)........     1,336            8        (36)         10         12          4          1          1          6
Interest expense (benefit)....       956          150         57          10         12          4          1          1          5
Income (loss) before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........     1,750        (159)       (203)                                                                 1

Provision (benefit) for
  income taxes................       665          (59)       (31)
Minority interest income
  (expenses)..................      (40)
Equity earnings (losses) from
  Liberty Media Group.........                    111
Net earnings (losses) from
  other equity investments....    (2,284)       (424)       (273)
(Loss) income from continuing
  operations before
  cumulative effect of
  account change..............    (1,239)       (413)       (445)                                                                 1

Income (loss) from
  discontinued operations
  (net of income taxes)......
Gain on the disposition of
  discontinued operations
  (net of income taxes).......    13,503
Income (loss) before
  cumulative effect of
  accounting change...........    12,264        (413)       (445)                                                                 1
Cumulative effect of
  accounting change...........
Net income (loss) ............    12,264        (413)       (445)                                                                 1
Dividend requirements on
  preferred stock.............       235
Premium on Wireless tracking
  stock exchange
Net income (loss) available
  to common shareowners.......   $12,029    $   (413)   $   (445)   $           $          $          $          $          $     1


                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
Revenue.......................     $            $ 8,743         $  (503)       $13,087

Operating Expenses
Costs of services and products                    3,040            (440)         3,476
Access and other connection...                    1,484             (61)         3,033
Selling, general and
  administrative..............                    2,025              (2)         2,540
Depreciation and other
  amortization................                    1,229                          1,682
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......                      444                            592
Net restructuring and other
  charges.....................                      399                            399
Total operating expenses......                    8,621            (503)        11,722

Operating income (loss).......                      122                          1,365

Other income (expense)........          12       (5,532)           (788)        (4,966)
Interest expense (benefit)....          11          367            (788)           786
Income (loss) before income
  taxes, minority interest,
  earnings (losses) from
  equity investments and
  cumulative effect of
  accounting change...........           1       (5,777)                        (4,387)

Provision (benefit) for
  income taxes................                   (2,667)                        (2,092)
Minority interest income
  (expenses)..................                      217                            177
Equity earnings (losses) from
  Liberty Media Group.........                                                     111
Net earnings (losses) from
  other equity investments....                      (88)          2,981            (88)
(Loss) income from continuing
  operations before
  cumulative effect of
  account change..............           1       (2,981)          2,981         (2,095)

Income (loss) from
  discontinued operations
  (net of income taxes)......
Gain on the disposition of
  discontinued operations
  (net of income taxes).......                                                  13,503
Income (loss) before
  cumulative effect of
  accounting change...........           1       (2,981)          2,981         11,408
Cumulative effect of
  accounting change...........
Net income (loss) ............           1       (2,981)          2,981         11,408
Dividend requirements on
  preferred stock.............                                                     235
Premium on Wireless tracking
  stock exchange
Net income (loss) available
  to common shareowners.......     $     1      $(2,981)        $ 2,981       $11,173

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)


                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
ASSETS
Cash and cash equivalents....   $  3,595    $     --    $     --    $     --    $    --    $    --    $    --    $    --    $    --
Investments..................
Deferred income taxes........        568
Other current assets.........     14,691         668         152          11         12          4          1          1          6
TOTAL CURRENT ASSETS.........     18,854         668         152          11         12          4          1          1          6

Property, plant & equipment,
  net........................     10,091         102
Franchise costs, net.........      1,702          21
Goodwill, net................        152                  19,284
Investment in Liberty Media
  Group and related
  receivables, net...........
Other investments and
  related advances...........    132,536      13,230      25,262
Other assets.................      4,514          70                     527        513        204         51         44        230
TOTAL ASSETS.................   $167,849    $ 14,091    $ 44,698    $    538    $   525    $   208    $    52    $    45    $   236

LIABILITIES
Debt maturing within one year   $ 41,723    $    398    $     28    $     --    $    --    $    --    $    --    $    --    $    --

Other current liabilities....      8,472         522          66          11         12          4          1          1          6
TOTAL CURRENT LIABILITIES....     50,195         920          94          11         12          4          1          1          6

Long-term debt...............     14,920      11,162       1,307         527        513        204         30         28        214
Deferred income taxes........      1,016                     973
Other long-term liabilities
  and deferred credits.......      6,896          80           4
TOTAL LIABILITIES............     73,027      12,162       2,378         538        525        208         31         29        220

Minority Interest............
Company-Obligated
  Convertible Quarterly
  Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T.........      4,718

SHAREOWNERS' EQUITY
AT&T Common Stock............      3,536
AT&T Wireless Group common
  stock......................          0
Liberty Media Group Class A
  Common Stock...............          0
Liberty Media Group Class B
  Common Stock...............          0
Preferred Stock issued
  to subsidiaries............     10,559

Other shareowners' equity....     76,009       1,929      42,320                                           21         16         16
TOTAL SHAREOWNERS' EQUITY....     90,104       1,929      42,320                                           21         16         16
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY........   $167,849    $ 14,091    $ 44,698    $    538    $   525    $   208    $    52    $    45    $   236



                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
ASSETS
Cash and cash equivalents....      $    --      $   603       $      --       $  4,198
Investments..................                         0                              0
Deferred income taxes........                     1,055                          1,623
Other current assets.........           11       43,478         (48,398)        10,637
TOTAL CURRENT ASSETS.........           11       45,136         (48,398)        16,458

Property, plant & equipment,
  net........................                    30,555                         40,748
Franchise costs, net.........                    41,564                         43,287
Goodwill, net................                     5,338                         24,774
Investment in Liberty Media
  Group and related
  receivables, net...........
Other investments and
  related advances...........                    60,141        (206,901)        24,268
Other assets.................          516        8,882          (5,037)        10,514
TOTAL ASSETS.................      $   527     $191,616       $(260,336)      $160,049

LIABILITIES
Debt maturing within one year      $    --     $  9,702       $ (33,402)      $ 18,449

Other current liabilities....           11       13,011          (8,689)        13,428
TOTAL CURRENT LIABILITIES....           11       22,713         (42,091)        31,877

Long-term debt...............          504       10,587          (9,989)        30,007
Deferred income taxes........                    25,186                         27,175
Other long-term liabilities
  and deferred credits.......                     5,951          (2,479)        10,452
TOTAL LIABILITIES............          515       64,437         (54,559)        99,511

Minority Interest............                     3,622                          3,622
Company-Obligated
  Convertible Quarterly
  Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T.........                                                    4,718

  SHAREOWNERS' EQUITY
AT&T Common Stock............                                                    3,536
AT&T Wireless Group common
  stock......................
Liberty Media Group Class A
  Common Stock...............
Liberty Media Group Class B
  Common Stock...............
Preferred Stock issued to
  subsidiaries...............                                  (10,559)           --

Other shareowners' equity....           12      123,557       (195,218)         48,662
TOTAL SHAREOWNERS' EQUITY....           12      123,557       (205,777)         52,198
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY........      $   527     $191,616       $(260,336)      $160,049

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......    $2,367    $ (1,116)   $    746    $     --    $    --    $    --    $     1    $     1    $     1


INVESTING ACTIVITIES
Capital expenditures and
  other additions.............    (1,313)        (15)
Equity investment
  distributions and sales            694      19,048
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired...........        14
Other.........................     3,658         162        (494)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......     3,053      19,195        (494)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................
Proceeds from debt from AT&T..                 2,670
Retirement of long-term debt..      (976)                   (252)
Retirement of AT&T debt.......    (5,169)    (20,419)
Issuance of convertible
  preferred securities
  and warrants................     9,811
Repayment of borrowings
  from AT&T Wireless              (5,803)
(Decrease) increase in
  short-term borrowings, net..    (9,839)       (330)
Other.........................    10,151                                                                   (1)        (1)        (1)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......    (1,825)    (18,079)       (252)                                          (1)        (1)        (1)

Net cash provided by (used
  in) discontinued operations.

Net (decrease) increase in
  cash and cash equivalents...     3,595
Cash and cash equivalents at
  beginning of year...........
Cash and cash equivalents at
  end of period...............   $ 3,595    $     --    $     --    $     --    $    --    $    --    $    --    $    --    $    --



                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......     $     1      $ 4,624         $   116        $ 6,741


INVESTING ACTIVITIES
Capital expenditures and
  other additions.............                   (5,122)                        (6,450)
Equity investment
  distributions and sales                         1,151         (19,048)         1,845
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired...........                    4,813                          4,827
Other.........................                    1,807          (5,390)          (257)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......                    2,649         (24,438)           (35)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................                      195                            195
Proceeds from debt from AT&T..                                   (2,670)
Retirement of long-term debt..                     (390)                        (1,618)
Retirement of AT&T debt.......                      823          24,765
Issuance of convertible
  preferred securities
  and warrants................                                                   9,811
Repayment of borrowings
  from  AT&T Wireless                                                           (5,803)
(Decrease) increase in
  short-term borrowings, net..                    5,964          (5,375)        (9,580)
Other.........................          (1)     (18,025)          7,441           (437)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......          (1)     (11,433)         24,161         (7,432)

Net cash provided by (used
  in) discontinued operations.                    4,699             161          4,860
Net (decrease) increase in
  cash and cash equivalents...                      539                          4,134
Cash and cash equivalents at
  beginning of year...........                       64                             64
Cash and cash equivalents at
  end of period...............    $     --     $    603         $    --       $  4,198

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                              (DOLLARS IN MILLIONS)

                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
Revenue.......................   $16,836    $     --    $     --    $     --    $    --    $    --    $    --    $    --    $    --

Operating Expenses
Costs of services and
  products....................     2,188
Access and other connection...     5,339
Selling, general and
  administrative..............     1,532          68          25
Depreciation and other
  amortization................     1,335          41           4
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......        36           4         121
Net restructuring and other
  charges.....................       663          40
Total operating expenses......    11,093         153         150

Operating income (loss).......     5,743        (153)       (150)

Other income (expense)........       752          14          64          32         35         13          1          1         6
Interest expense (benefit) ...     3,406       1,278          90          32         35         13          1          1         6
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments..........     3,089      (1,417)       (176)

Provision (benefit) for
  income taxes................     1,129        (531)        (21)

Minority interest income
  (expense)...................      (120)
Equity Earnings from Liberty
  Media Group.................                 2,965
Net income (losses) from
  other equity investments....     4,681        (521)       (135)
Income (loss) from continuing
  operations..................     6,521       1,558        (290)

Income from discontinued
  operations (net of income
  taxes)......................
Net income (loss) ............     6,521       1,558        (290)


                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
Revenue.......................     $    --      $26,209         $(1,422)       $41,623

Operating Expenses
Costs of services and
  products....................                    8,265          (1,204)         9,249
Access and other connection...                    5,026            (185)        10,180
Selling, general and
  administrative..............                    5,749              (8)         7,366
Depreciation and other
  amortization................                    2,824                          4,204
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......                    1,272                          1,433
Net restructuring and other
  charges.....................                       94                            797
Total operating expenses......                   23,230          (1,397)        33,229

Operating income (loss).......                    2,979             (25)         8,394

Other income (expense)........          13        3,446          (3,019)         1,358
Interest expense (benefit) ...          13          141          (3,016)         2,000
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  earnings (losses) from
  equity investments..........                    6,284             (28)         7,752

Provision (benefit) for
  income taxes................                    1,955                          2,532
Minority interest income
  (expense)...................                      131                             11
Equity Earnings from Liberty
  Media Group.................                                                  2,965
Net income (losses) from
  other equity investments....                     (614)         (4,026)          (615)
Income (loss) from continuing
  operations..................                    3,846          (4,054)         7,581

Income from discontinued
  operations (net of income
  taxes)......................                      180              28           208
Net income (loss) ............                    4,026          (4,026)         7,789

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                              (DOLLARS IN MILLIONS)

                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
Revenue.......................   $ 5,314    $           $           $           $          $          $          $          $

Operating Expenses
Costs of services and
  products....................       648
Access and other connection...     1,619
Selling, general and
  administrative..............       451          (5)         22
Depreciation and other
  amortization................       424          10           3
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......        14           1          99
Net restructuring and other
  charges.....................                    24
Total operating expenses......     3,156          30         124

Operating income (loss).......     2,158         (30)       (124)

Other income (expense)........       149           1          (2)         10         11          4          1          1          5
Interest expense (benefit)....     1,323         493          81          10         11          4          1          1          5
Income (loss) from continuing
  operations before income
  taxes, minority interest
  and earnings (losses) from
  equity investments .........       984        (522)       (207)

Provision (benefit) for
  income taxes................       377        (196)        (40)
Minority interest income
  (expense)...................      (39)           0
Equity Earnings from Liberty
  Media Group.................                 1,756
Net income (losses) from
  other equity investments....     1,511        (182)        (88)
Income (loss) from continuing
  operations..................     2,079       1,248        (255)

(Loss) income from
  discontinued operations
  (net of income taxes).......
Net income (loss) ............     2,079       1,248        (255)


                                   MEDIAONE                  ELIMINATION AND
                                    FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                     III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                      ---     ------------     -----------     ----------
Revenue.......................      $            $ 9,390         $  (528)       $14,176

Operating Expenses
Costs of services and
  products....................                     3,100            (466)         3,282
Access and other connection...                     1,578             (50)         3,147
Selling, general and
  administrative..............                     1,996              (3)         2,461
Depreciation and other
  amortization................                     1,131                          1,568
Amortization of goodwill,
  franchise costs and other
  purchased intangibles.......                       673                            787
Net restructuring and other
  charges.....................                         0                             24
Total operating expenses......                     8,478            (519)        11,269

Operating income (loss).......                       912              (9)         2,907

Other income (expense)........           11        1,333          (1,159)           365
Interest expense (benefit)....           11           97          (1,141)           896
Income (loss) from continuing
  operations before income
  taxes, minority interest
  and earnings (losses) from
  equity investments .........                     2,148             (27)         2,376

Provision (benefit) for
  income taxes................                       798                            939
Minority interest income
  (expense)...................                       142                            103
Equity Earnings from Liberty
  Media Group.................                                                   1,756
Net income (losses) from
  other equity investments....                      (221)         (1,242)          (222)
Income (loss) from continuing
  operations..................                     1,271          (1,269)         3,074

(Loss) income from
  discontinued operations
  (net of income taxes).......                       (29)             27             (2)
Net income (loss) ............                     1,242          (1,242)         3,072

                                   AT&T CORP.
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)


                                GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE   MEDIAONE
                                   AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING   FINANCE
                                  PARENT       TCI      MEDIAONE       I          II         IV          I         II         II
                                  ------       ---      --------       -          --         --          -         --         --
ASSETS
Cash and cash equivalents.....  $     --    $     --    $     --    $     --    $    --    $    --    $    --    $    --    $    --
Receivables...................    11,424       2,577          78
Investments...................
Deferred income taxes.........       811
Other current assets..........     1,103          11
TOTAL CURRENT ASSETS..........    13,338       2,588          78

Property, plant & equipment,
  net.........................     9,463         102          22
Franchise costs, net..........       838          30
Goodwill, net.................       161                  19,786
Investment in Liberty Media
  Group and related
  receivables, net............                34,290
Other investments and related
  advances....................   164,844      32,650      27,712
Other assets..................     5,500         186                     528        514        204         51         44        230
Net assets of discontinued
  operations
TOTAL ASSETS..................  $194,144    $ 69,846    $ 47,598    $    528    $   514    $   204    $    51    $    44    $   230

LIABILITIES
Debt maturing within one
  year........................   $52,556        $664      $2,337    $           $          $          $          $          $
Liability under put options...
Other current liabilities.....     9,535       1,129          76
TOTAL CURRENT LIABILITIES.....    62,091       1,793       2,413

Long-term debt................    21,333      30,096       1,702         528        514        204         30         28        214
Deferred income taxes.........       569                     230
Other long-term liabilities
  and deferred credits........     7,341         773         129
TOTAL LIABILITIES.............    91,334      32,662       4,474         528        514        204         30         28        214

Minority Interest.............
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........     4,710

SHAREOWNERS' EQUITY
AT&T Common Stock.............     4,176
AT&T Wireless Group common
  stock.......................       362
Liberty Media Group Class A
  Common Stock................     2,364
Liberty Media Group Class B
  Common Stock................       206
Other shareowners' equity.....    90,992      37,184      43,124                                           21         16         16
TOTAL SHAREOWNERS' EQUITY.....    98,100      37,184      43,124                                           21         16         16
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........  $194,144    $ 69,846    $ 47,598    $    528    $   514    $   204    $    51    $    44    $   230


                                  MEDIAONE                  ELIMINATION AND
                                   FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                     ---     ------------     -----------     ----------
ASSETS
Cash and cash equivalents.....     $    --     $     64       $      --       $     64
Receivables...................                   48,896         (51,922)        11,053
Investments...................                    2,102                          2,102
Deferred income taxes.........                     (91)                            720
Other current assets..........                    (328)              (5)           781
TOTAL CURRENT ASSETS..........                   50,643         (51,927)        14,720

Property, plant & equipment,
  net.........................                   31,685              (3)        41,269
Franchise costs, net..........                   47,350                         48,218
Goodwill, net.................                    6,835                         26,782
Investment in Liberty Media
  Group and related
  receivables, net............                                                  34,290
Other investments and related
  advances....................                   19,673        (214,004)        30,875
Other assets..................         516       15,714         (12,505)        10,982
Net assets of discontinued
  operations                                     24,876            2,348        27,224
TOTAL ASSETS..................     $   516     $196,776       $(276,091)      $234,360

LIABILITIES
Debt maturing within one
  year........................     $           $  5,432       $ (29,151)      $ 31,838
Liability under put options...                    2,564                          2,564
Other current liabilities.....                   11,219          (8,386)        13,573
TOTAL CURRENT LIABILITIES.....                   19,215         (37,537)        47,975

Long-term debt................         504        2,558         (24,622)        33,089
Deferred income taxes.........                   31,255                         32,054
Other long-term liabilities
  and deferred credits........                      331             (81)         8,493
TOTAL LIABILITIES.............         504       53,359         (62,240)       121,611

Minority Interest.............                    4,841                          4,841
Company-Obligated Convertible
  Quarterly Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T..........                                                   4,710

SHAREOWNERS' EQUITY
AT&T Common Stock.............                     (416)                          3,760
AT&T Wireless Group common
  stock.......................                                                     362
Liberty Media Group Class A
  Common Stock................                                                   2,364
Liberty Media Group Class B
  Common Stock................                                                     206
Other shareowners' equity.....          12      138,992        (213,851)        96,506
TOTAL SHAREOWNERS' EQUITY.....          12      138,576        (213,851)       103,198
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.........     $   516     $196,776       $(276,091)      $234,360

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                              (DOLLARS IN MILLIONS)

                                  GUARANTOR  GUARANTOR    GUARANTOR     TCI        TCI         TCI     MEDIAONE   MEDIAONE
                                     AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING   FINANCING  FINANCING  FINANCING  FINANCING
                                    PARENT       TCI      MEDIAONE       I          II         IV          I         II
                                    ------       ---      --------       -          --         --          -         --
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS..........  $   334    $ (3,634)   $    130    $     --    $    --    $    --    $    --    $    --

INVESTING ACTIVITIES
Capital expenditures and other
  additions......................     (762)        (53)
Equity investment contributions
  and purchases..................   (1,783)     (6,583)
Net dispositions (acquisitions)
  of businesses net of cash
  disposed/acquired.............   (23,839)
Other............................      956          (9)        839
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS..........  (25,428)     (6,645)        839

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances......................      739
Proceeds from debt from AT&T.....    5,738      12,816         725
Retirement of long-term debt.....     (494)        (77)
Retirement of AT&T debt..........               (1,724)     (1,694)
Issuance of AT&T Wireless Group
  common shares                     10,291
Dividends paid on common stock...   (2,221)
(Decrease) increase in
  short-term borrowings, net....    16,248        (902)
Other............................   (5,207)        166
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS..........   25,094      10,279        (969)

Net cash (used in) provided by
  discontinued operations
Net (decrease) in cash and
  cash equivalents...............
Cash and cash equivalents at
  beginning of year..............
Cash and cash equivalents at
  end of period.................   $    --    $     --    $     --    $     --    $    --    $    --    $    --    $    --


                                     MEDIAONE   MEDIAONE                  ELIMINATION AND
                                      FINANCE    FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                        II        III      SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                        --         ---     ------------     -----------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS..........     $    --    $    --     $ 11,242        $     42        $ 8,114

INVESTING ACTIVITIES
Capital expenditures and other
  additions......................                              (6,938)                        (7,753)
Equity investment contributions
  and purchases..................                                (581)          6,583         (2,364)
Net dispositions (acquisitions)
  of businesses net of cash
  disposed/acquired..............                               7,225                        (16,614)
Other............................                              (9,414)          7,923            295
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS..........                              (9,708)         14,506        (26,436)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances......................                                                                739
Proceeds from debt from AT&T.....                                             (19,279)
Retirement of long-term debt.....                              (1,383)                        (1,954)
Retirement of AT&T debt..........                                               3,418
Issuance of AT&T Wireless Group
  common shares..................                                                             10,291
Dividends paid on common stock...                                                             (2,221)
(Decrease) increase in
  short-term borrowings, net....                                  662           1,355         17,363
Other............................                               4,194             (70)          (917)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS..........                               3,473         (14,576)        23,301

Net cash (used in) provided by
  discontinued operations                                      (5,714)             28         (5,686)
Net (decrease) in cash and
  cash equivalents...............                                (707)                          (707)
Cash and cash equivalents at
  beginning of year..............                               1,018                          1,018
Cash and cash equivalents at
  end of period.................      $    --    $    --      $   311        $     --        $   311

(q)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supercedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. These requirements are effective for fiscal years beginning after December 15, 2001, which for AT&T means January 1, 2002. AT&T does not expect that the adoption of SFAS No. 141 will have a material effect on AT&T's results of operations, financial position or cash flows.

         Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our future operating results. We are assessing the impact of the standard on other indefinite lived assets and the total impact, including adoption impairment impacts, if any, of such standard on our results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time,this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for AT&T means the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. AT&T does not expect that the adoption of SFAS No. 144 will have a material impact on AT&T's results of operations, financial position or cash flows.


(r)      SUBSEQUENT EVENT

         On October 23, 2001, AT&T sold approximately 19.2 million shares of Cablevision NY Group Class A common stock and, through a trust, 23.4 million shares of a mandatorily exchangeable trust security that will be exchangeable into up to 23.4 million shares of Cablevision NY Group Class A common stock at maturity in three years. The offering price was $36.05 per share for both the common shares and the exchangeable securities. The offerings generated approximately $1.3 billion of pretax proceeds, net of underwriting fees. The sale resulted in a pretax loss of approximately $0.2 billion. In addition, the underwriters' have exercised a portion of their over-allotment options, which resulted in the sale of an additional 3.5 million shares of the exchangeable securities through the trust. AT&T received additional proceeds of approximately $0.1 billion from this transaction.

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

TRACKING STOCKS

A tracking stock is designed to provide financial returns to its holders based on the financial performance and economic value of the assets it tracks. Ownership of shares of AT&T common stock, AT&T Wireless Group tracking stock or Liberty Media Class A or B tracking stock did not represent a direct legal interest in the assets and liabilities of any of the groups, but an ownership of AT&T in total. The specific shares represented an interest in the economic performance of the net assets of each of the groups. AT&T Wireless and Liberty Media Group were split off on July 9, 2001 and August 10, 2001, respectively.

AT&T Wireless Group was an integrated business of AT&T and Liberty Media Group was a combination of certain assets and businesses of AT&T, neither of which was a stand-alone entity prior to their split-off from AT&T.

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

On July 8, 2001, Comcast Corp. (Comcast) made an unsolicited offer to acquire AT&T Broadband. On July 18, AT&T's Board of Directors unanimously voted to reject Comcast's proposal to acquire AT&T Broadband. The Board has directed management to explore financial and strategic alternatives relating to AT&T Broadband, including the previously announced restructuring plans, with the goal to provide the greatest long-term value to shareowners. The Board also decided to delay finalizing and mailing to shareowners the proxy materials, filed preliminary with the SEC on July 3, 2001, for its current restructuring plans. However, AT&T remains committed to separate AT&T Consumer and AT&T Business from AT&T Broadband.

Nevertheless, AT&T's restructuring plan is complicated and involves a substantial number of steps and transactions, including obtaining various conditions, such as Internal Revenue Service rulings. AT&T expects that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

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

On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. For accounting purposes, the deemed effective split-off date is June 30, 2001. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July and approximately $0.6 billion was monetized in October. We expect to either sell, exchange or monetize the remaining portion of these holdings by the end of 2001. The split-off of AT&T Wireless resulted in a noncash tax-free gain of $13,503 million, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain was recorded in the third quarter of 2001 as a "Gain on disposition of discontinued operations."


On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. In the redemption, shares of Liberty Media Corporation were issued to former holders of Liberty Media Group tracking stock in exchange for their shares of Liberty Media Group tracking stock. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. For accounting purposes, the deemed effective split-off date is July 31, 2001.

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

- the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

- the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

- the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide services,

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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, and financial condition as of September 30, 2001 and December 31, 2000.

CONSOLIDATED RESULTS OF OPERATIONS

The comparison of third quarter and year-to-date 2001 results with the corresponding periods in 2000 was impacted by events, such as acquisitions and dispositions, that occurred during these two years. For example, on June 15, 2000, we acquired MediaOne, which was included in our year-to-date 2001 results, but was only included in our prior year results since the date of acquisition.

Year-over-year comparison was also impacted by the consolidation of At Home Corporation (Excite@Home) beginning September 1, 2000, due to corporate-governance changes, which gave AT&T a controlling interest. On September 30, 2001, we had an approximate 23% economic interest and 74% voting interest in Excite@Home. The consolidation of Excite@Home resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Statement of Operations for the three and nine months ended September 30, 2001 and for the one month ended September 30, 2000. Losses attributable to the other shareholders of Excite@Home were reflected within "Minority Interest Income (Expense)" in the Consolidated Statement of Operations and "Minority Interest" in the Consolidated Balance Sheet. As a result of the significant losses incurred by Excite@Home, the minority interest balance was fully utilized, therefore, in the third quarter of 2001 AT&T recognized more than its 23% of the losses of Excite@Home. On September 28, 2001, Excite@Home filed for Chapter 11 bankruptcy protection. As a result, we no longer consolidated Excite@Home's results in AT&T's Consolidated Balance Sheet as of September 30, 2001.

Effective July 1, 2000, the Federal Communication Commission (FCC) eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line businesses. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

REVENUE

                          For the Three Months Ended            For the Nine Months
                                  September 30,                 Ended September 30,
Dollars in Millions           2001             2000            2001             2000
AT&T Business              $  6,885         $  7,222         $ 21,147         $ 21,701
AT&T Consumer                 3,822            4,651           11,614           14,651
AT&T Broadband                2,393            2,420            7,423            5,693
Corporate and Other             (13)            (117)            (220)            (422)
Total revenue              $ 13,087         $ 14,176         $ 39,964         $ 41,623

Total revenue for the three months ended September 30, 2001 decreased 7.7%, or $1.1 billion, compared with the corresponding prior year period. The decline was primarily driven by lower revenue resulting from accelerating declines in long distance voice revenue of approximately $1.5 billion and decreased revenue of approximately $0.3 billion primarily due to the impact of net dispositions and the consolidation of Excite@Home. Partially offsetting the decrease was increased revenue primarily from telephony and high speed data at AT&T Broadband and increased revenue primarily from data and Internet protocol (IP) services within AT&T Business.

Total revenue for the nine months ended September 30, 2001 decreased 4.0%, or $1.7 billion, compared with the corresponding prior year period. The decline was largely driven by accelerating declines in long distance voice revenue of approximately $4.4 billion. Partially offsetting the decline was growth primarily from data and Internet protocol (IP) within AT&T Business and increased revenue primarily from telephony and high speed data at AT&T Broadband. Also offsetting the decline was revenue of approximately $0.9 billion largely due to net acquisitions, primarily MediaOne, the consolidation of Excite@Home and the elimination of PICC.

We expect long distance revenue to continue to be negatively impacted by ongoing competition and product substitution.

Revenue by segment is discussed in more detail in the segment results section.

OPERATING EXPENSES

                                            For the Three             For the Nine
                                            Months Ended              Months Ended
                                            September 30,             September 30,
Dollars in Millions                      2001          2000        2001           2000
Costs of services and products        $ 3,476       $ 3,282       $10,458        $ 9,249

Costs of services and products increased $0.2 billion, or 5.9%, in the third quarter of 2001 compared with the third quarter of 2000. Approximately $0.4 billion of the increase was due to higher costs associated with our growth businesses, primarily data/IP, local voice services and broadband services, and a higher pension credit in 2000, primarily driven by a higher pension trust asset base resulting from increased investment returns. Partially offsetting the increase was $0.2 billion of lower costs associated with lower revenue, primarily long distance voice and $0.1 billion due to the net impact of net dispositions and the consolidation of Excite@Home.

Costs of services and products increased $1.2 billion, or 13.1%, for the nine months ended September 30, 2001 compared with the same period in 2000. Approximately $0.9 billion of the increase was driven by the net acquisitions, primarily MediaOne and the consolidation of Excite@Home. Also contributing to the increase was approximately $0.8 billion of higher costs associated with our growth businesses, primarily at AT&T Broadband and our outsourcing business, as well as a higher pension credit in 2000. Partially offsetting these increases were $0.3 billion of lower costs associated with lower volumes, primarily from our international ventures, AT&T Consumer long distance and lower payphone compensation costs, $0.1 billion of lower costs associated with lower long distance revenue from AT&T Business and $0.1 billion of our cost reduction efforts.

                                       For the Three                For the Nine
                                        Months Ended                Months Ended
                                        September 30,              September 30,
Dollars in Millions                  2001          2000          2001          2000
Access and other connection        $ 3,033       $ 3,147       $ 9,289       $10,180

Access and other connection expenses decreased 3.6% in the third quarter of 2001 compared with the third quarter of 2000. Approximately $0.2 billion of this reduction was due to lower international connection rates, per-line charges for multi-line business customers and per minute access rates. These reductions were partially offset by a $0.1 billion increase due to overall volume growth primarily related to local service.

Access and other connection expenses decreased 8.8% for the nine months ended September 30, 2001, compared with the same period in 2000. Approximately $1.3 billion of the decrease was due to lower per-line charges and mandated reductions in per minute access rates. In July 2000 per line charges that AT&T paid for residential and single-line business customers were eliminated by the FCC. These reductions were offset by a $0.4 billion increase due to overall volume growth primarily related to local service and higher universal service fund contributions.

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
Dollars in Millions                              2001     2000     2001     2000
Selling, general and administrative            $2,540    $2,461  $8,144    $7,366

Selling, general and administrative (SG&A) expenses increased $0.1 billion, or 3.2%, in the third quarter of 2001, compared with the third quarter of 2000. Increased customer care, advertising, sales and other general and administrative expenses in support of growth businesses, primarily data/IP, local voice and broadband services drove approximately $0.2 billion of the increase. Lower pension credit resulting from decreased return on plan assets accounted for approximately $0.1 billion of the increase. Partially offsetting these increases were lower costs associated with the impact of decreased long distance voice volume and cost control efforts of approximately $0.3 billion primarily from AT&T Consumer and AT&T Broadband.

Selling, general and administrative (SG&A) expenses increased $0.8 billion, or 10.5%, for the nine months ended September 30, 2001 as compared with the corresponding prior year period. Approximately $0.3 billion of the increase was due to net acquisitions, primarily MediaOne and the consolidation of Excite@Home. Increased customer care, sales, advertising and other general and administrative expenses in support of growth businesses, primarily data/IP, local voice and broadband services drove approximately $0.5 billion of the increase. In addition, costs associated with the exchange offer of AT&T common stock for AT&T Wireless stock, combined with a lower pension credit resulting from decreased return on plan assets accounted for approximately $0.3 billion of the increase. Partially offsetting these increases were lower costs associated with the impact of decreased long distance voice volume and cost control efforts of approximately $0.5 billion primarily from AT&T Consumer and AT&T Broadband.

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
Dollars in Millions                              2001     2000     2001     2000
Depreciation and other amortization            $1,682    $1,568  $5,116    $4,204

Depreciation and other amortization expenses increased $0.1 billion, or 7.3%, in the third quarter of 2001 compared with the corresponding prior year period. The increase was largely due to a higher asset base primarily resulting from infrastructure investment in 2000 and 2001, as well as the consolidation of Excite@Home, partially offset by cable system dispositions. Capital expenditures were $1.7 billion and $2.7 billion for the third quarter of 2001 and 2000, respectively. The primary focus of capital spending continues to be on the growth areas of broadband, data and IP, and local.

Depreciation and other amortization expenses increased $0.9 billion, or 21.7%, for the nine months ended September 30, 2001 compared with the corresponding prior year period. Approximately one-half of the increase was due to the acquisition of MediaOne. The remaining increase was largely due to a higher asset base primarily resulting from infrastructure investment in 2000 and 2001, as well as the consolidation of Excite@Home. Capital expenditures were $6.0 billion and $7.0 billion for the nine months ended September 30, 2001 and 2000, respectively. The primary focus for capital expenditures continues to be on the growth areas of broadband, data and IP, and local.

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
Dollars in Millions                              2001     2000     2001     2000
Amortization of goodwill, franchise costs and
   other purchased intangibles                   $592     $787   $1,920    $1,433

Amortization of goodwill, franchise costs and other purchased intangibles decreased $0.2 billion, or 24.7%, in the third quarter of 2001 compared with the corresponding prior year period. This decrease was primarily due to lower goodwill associated with Excite@Home resulting from an impairment of goodwill recorded subsequent to September 30, 2000.

Amortization of goodwill, franchise costs and other purchased intangibles increased $0.5 billion, or 34.0%, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. This increase was primarily due to the acquisition of MediaOne.

                                                 For the Three     For the Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
Dollars in Millions                              2001     2000     2001     2000
Net restructuring and other charges             $399      $24     $1,494    $797

During the third quarter of 2001, $399 of net restructuring and other charges were recorded by Excite@Home. Included in these charges were $376 of asset impairment charges and $23 million of restructuring and exit costs, primarily due to continued weakness in the on-line media market and the recent bankruptcy filing. These charges included the write-off of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets. The restructuring and exits costs, consisted of $4 for severance costs, $14 related to facility closings and $5 primarily related to termination of contractual obligations. The severance costs, for approximately 860 employees, primarily resulted from continued cost reduction efforts by Excite@Home. Since we consolidate, but only own approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our September 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)."


Net restructuring and other charges for the nine months ended September 30, 2001, totaled $1,494 million. The charge includes $1,171 million of asset impairment charges related to Excite@Home, $323 million for restructuring and exit costs which consisted of $151 million for severance costs, $156 million for facility closings and $16 million primarily related to termination of contractual obligations.

The asset impairment charges recorded during the nine months ended September 30, 2001 included $1,032 recorded by Excite@Home primarily due to continued weakness in the on-line media market and the recent bankruptcy filing. These charges included the write-down of goodwill and other intangible assets related to various acquisitions, primarily Excite, warrants granted in connection with distributing the @Home service, and fixed assets. In addition, AT&T recorded a related goodwill impairment charge of $139 associated with its acquisition goodwill of Excite@Home. Since we consolidate, but only own approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather eliminated in our September 30, 2001 Consolidated Statement of Operations as a component of "Minority interest income (expense)."

The severance costs, for approximately 7,700 employees, primarily resulted from synergies created by the MediaOne merger as well as continued cost reduction efforts by Excite@Home. Approximately 36% of the affected employees are management employees and 64% are non-management employees.

This restructuring initiative is projected to yield cash savings of approximately $1 million in 2001 (net of severance benefit pay-outs of approximately $151 million) and approximately $260 million per year thereafter. The initiative will yield no EBIT savings, net of restructuring charges in 2001, and is projected to yield approximately $260 million per year thereafter. The cost savings, primarily attributable to reduced personnel-related expenses, will be realized in costs of services and products and SG&A expenses.

During the third quarter of 2000, AT&T recorded $24 million of net restructuring and other charges. The charge resulted from synergies associated with the MediaOne merger and related to cash termination benefits associated with the involuntary separation of approximately 490 employees. Approximately one-half of the individuals were management employees and one-half were nonmanagement employees.

During the nine months ended September 30, 2000, AT&T recorded $797 million of net restructuring and other charges, which included $706 million of restructuring and exit costs primarily associated with AT&T's initiative to reduce costs by the end of 2000, and $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

The charge for the nine months ended September 30, 2000 included cash termination benefits of $482 million associated with the involuntary separation of approximately 6,700 employees. Approximately one-half of the individuals were management employees and one-half were non-management employees.

The charge also included $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the first quarter 2000 and $144 million of benefit curtailment costs associated with employee separations as part of these exit plans.

During the nine months ended September 30, 2000, AT&T also recorded an asset impairment charge of $18 million related to the write-down of unrecoverable assets in certain businesses in which the carrying value was no longer supported by estimated future cash flows.

As a result of AT&T's commitment to managing and reducing costs across all areas of the business to remain cost competitive, we expect to record a restructuring charge in the fourth quarter of 2001. This restructuring charge is primarily associated with a series of cost-control initiatives being undertaken largely in AT&T Business.

                                           For the Three       For the Nine
                                            Months Ended       Months Ended
                                           September 30,       September 30,
Dollars in Millions                       2001       2000       2001      2000
Operating income                         $1,365     $2,907     $3,543    $8,394

Operating income decreased $1.5 billion, or 53.0%, in the third quarter of 2001 compared with the third quarter of 2000. Approximately $0.2 billion of the third quarter decrease was due to the consolidation of Excite@Home and the impact of net dispositions. The remaining decrease largely reflects declines in long distance voice revenue and spending in growth areas as well as higher restructuring and other charges recorded by Excite@Home. The decrease was partially offset by lower amortization of goodwill and lower access and connection rates we paid to connect domestic calls on the facilities of other service providers. A portion of the impact of the operating loss generated by Excite@Home was offset in minority interest income (expense), reflecting the interest of Excite@Home we do not own.

Operating income decreased $4.9 billion, or 57.8%, for the nine months ended September 30, 2001, compared with the same period in 2000. Approximately $2.0 billion of the decrease was due to the consolidation of Excite@Home, the net acquisitions, primarily MediaOne. The remaining decrease reflects declines in long distance voice business and spending in growth areas. The decrease was partially offset by the impact of lower access and connection rates, lower restructuring and other charges and lower amortization of goodwill. A majority of the impact of the operating loss generated by Excite@Home was offset in minority interest income (expense), reflecting the portion of Excite@Home we do not own.

                                       For the Three Months   For the Nine Months
                                       Ended September 30,    Ended September 30,
Dollars in Millions                      2001        2000       2001       2000
Other (expense) income                 $(4,966)      $365     $(7,195)    $1,358

Other (expense) income for the third quarter of 2001 was an expense of $5.0 billion, an increase in expense of $5.3 billion from the third quarter of 2000. The increase in expense was primarily driven by a charge of $3.5 billion related to the discontinuation of Concert, our global joint venture with BT, including approximately $0.6 billion associated with an agreement with BT in which AT&T will assume BT's ownership in AT&T Canada and certain other obligations. In addition, we recorded a $1.8 billion charge related to the estimated loss on AT&T's commitment to purchase the remaining public shares of AT&T Canada. Also contributing to the higher expense was a $0.4 billion mark-to-market loss on Vodaphone ADRs, which were used to settle exchangeable notes that matured during the third quarter of 2001. These expenses were partially offset by a $0.5 billion tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange.

Other (expense) income for the nine months ended September 30, 2001 was an expense of $7.2 billion, an increase in expense of $8.6 billion compared with the same period in 2000. The higher expense was in part driven by $5.3 billion of charges associated with the discontinuation of Concert and our obligation to purchase the public shares of AT&T Canada and impairment charges of approximately $1.3 billion primarily relating to our investment in Net2Phone. In addition, effective January 1, 2001, in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading." As a result, we recorded a charge of $0.8 billion reflecting the initial reclassification impact of the adoption of SFAS No. 133 as well as the ongoing investment and derivative revaluation. Also contributing to the higher expense was a $0.8 billion loss on the Excite@Home put obligation settlement with Cox and Comcast and $0.2 billion of lower net gains on the sales and dispositions of businesses and investments.

                                       For the Three Months   For the Nine Months
                                       Ended September 30,    Ended September 30,
Dollars in Millions                      2001        2000       2001       2000
Interest expense                         $786        $896      $2,426    $2,000

Interest expense decreased 12.2%, or $0.1 billion, in the third quarter of 2001 compared with the same period in 2000. The decrease was primarily due to the lower average debt balance reflecting the Company's debt reduction efforts in 2001.

Interest expense increased 21.3%, or $0.4 billion, for the nine months ended September 30, 2001, compared with the same period in 2000. The increase was largely due to the higher average debt balance primarily as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition. The impact of MediaOne was partially offset by the Company's debt reduction efforts in 2001. Also contributing to the increase was the higher average interest rate for the nine months ended September 30, 2001 versus the same period in 2000.


                                       For the Three Months   For the Nine Months
                                       Ended September 30,    Ended September 30,
Dollars in Millions                      2001        2000       2001       2000
(Benefit) provision for income
taxes                                 $(2,092)       $939     $(2,746)   $2,532

The provision for income taxes decreased $3.0 billion to a benefit of $2.1 billion in the third quarter of 2001 compared with a provision of $0.9 billion in the third quarter of 2000. The decrease was primarily due to a loss before income taxes in the third quarter of 2001, compared with earnings before income taxes in the third quarter of 2000. The effective tax rate for the third quarter of 2001 was 47.7%, compared with 39.5% for the prior year third quarter. The third quarter effective tax benefit rate was favorably impacted by a significant net tax benefit related to Excite@Home, including a benefit from the deconsolidation, partially offset by the prior consolidation of its operating losses, for which the company was unable to record tax benefits. Also favorably impacting the effective tax benefit rate was the tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange.

The provision for income taxes decreased $5.3 billion, or 208.5%, to a benefit of $2.7 billion for the nine months ended September 30, 2001 compared with a provision of $2.5 billion for the same period in 2000. The decrease was primarily due to a loss before income taxes for the nine months ended September 30, 2001, compared with earnings before income taxes for the same prior year period. The effective tax rate for the nine months ended September 30, 2001 was 45.2%, compared with 32.7% for the same period in 2000. The 2001 effective tax rate was favorably impacted by a significant net tax benefit related to Excite@Home, including a benefit from the deconsolidation and the put obligation settlement with Cox and Comcast, partially offset by the prior consolidation of its operating losses, for which the company was unable to record tax benefits. Also favorably impacting the effective tax benefit rate was the redemption of AT&T stock held by Comcast in exchange for certain cable systems and the tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange. These impacts were partially offset by higher non tax-deductible goodwill amortization. The 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable systems and other assets with Cox and the benefit of the write-off of the related deferred tax liability.

                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001      2000     2001     2000
Minority interest income (expense)              $177      $103    $1,015    $11

Minority interest income, which is recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. The Company recorded $0.2 billion of minority interest income in the third quarter of 2001 and $0.1 billion of minority interest expense in the third quarter of 2000. Minority interest income was $1.0 billion of income for the nine months ended September 30, 2001 and $11 million of income for the nine months ended September 30, 2000. The increase in both periods is primarily due to the consolidation of Excite@Home effective September 1, 2000. The minority interest income in both periods primarily reflects a loss generated by Excite@Home, including business restructuring and asset impairment charges, that were attributable to the other shareholders of Excite@Home. The income tax benefit recorded on minority interest income was $6 million and $39 million for the third quarter of 2001 and 2000, respectively. The income tax benefit recorded on minority interest income was $93 million and $98 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001      2000     2001     2000
Equity earnings (losses) from Liberty Media
  Group                                         $111     $1,756  $(2,711)  $2,965

Equity earnings (losses) from Liberty Media Group (LMG), which is recorded net of income taxes, decreased $1.6 billion for the third quarter of 2001 compared with the third quarter of 2000. The decrease largely reflects lower gains on dispositions in the third quarter of 2001, partially offset by earnings of affiliates in 2001 compared with losses in 2000 as well as the write-down of impaired investments in 2000.

Equity earnings (losses) from LMG, which is recorded net of income taxes, decreased $5.7 billion for the year-to-date period through July 31, 2001, compared with the year-to-date period ended September 30, 2000. The decrease largely reflects lower gains on dispositions, higher losses of affiliates and higher unrealized losses on financial instruments of LMG.

                                               For the Three       For the Nine
                                                Months Ended       Months Ended
                                               September 30,       September 30,
Dollars in Millions                            2001      2000      2001     2000
Net losses from other equity investments       $88       $222      $423    $615

Net losses from other equity investments, recorded net of income taxes, were $0.1 billion in the third quarter of 2001 and $0.2 billion for the same period of 2000, a decrease of 60.3%. The decrease in losses is primarily due to lower losses related to Time Warner Entertainment (TWE) and Cablevision Systems Corporation (Cablevision) as a result of these investments being accounted for under the equity method in third quarter of 2000 and the cost method in the third quarter of 2001. TWE was reclassified to an asset held for sale in the fourth quarter of 2000, and accordingly earnings or losses, including amortization of goodwill, were no longer recorded. Likewise, in the second quarter of 2001, AT&T began accounting for its investment in Cablevision as a cost method investment as a result of AT&T no longer having representation on the board of directors. In addition, Excite@Home also contributed to the decrease. These decreases were partially offset by higher losses related to Concert. The income tax benefit recorded on net losses from other equity investments was $136 million and $152 million for the third quarter of 2001 and 2000, respectively. Also included in this line is amortization of goodwill associated with non-consolidated investments. This totaled $23 million and $233 million for the third quarter of 2001 and 2000, respectively.

Net losses from other equity investments were $0.4 billion for the nine months ended September 30, 2001, a decrease of $0.2 billion, or 31.3%, compared with the same period of 2000. This decrease was primarily due to the consolidation of Excite@Home and higher earnings relating to Cablevision, primarily reflecting a gain associated with the sale of cable properties. In addition, the change in accounting treatment for TWE from an equity method investment to a cost method investment also contributed to the decrease. These decreases were partially offset by higher equity losses from Concert and Net2Phone. The income tax benefit recorded on net losses from other equity investments for the first nine months of 2000 was $302 million and $419 million for the same period of 2000. Amortization of goodwill associated with non-consolidated investments, recorded as a reduction of income, totaled $179 million and $458 million for the nine months ended September 30, 2001 and 2000, respectively.

                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001     2000      2001     2000
Gain on disposition of discontinued
operations                                    $13,503  $  --     $13,503  $  --

The gain on disposition of discontinued operations represents the difference between the fair value of the Wireless tracking stock on July 9, 2001, the date of the split-off, and AT&T's book value in AT&T Wireless Services.


                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001     2000      2001     2000
Cumulative effect of accounting change          $  --    $  --     $904     $  --

Cumulative effect of accounting change, net of applicable income taxes, is comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG for the nine months ended September 30, 2001. The $0.4 billion recorded by AT&T, excluding LMG represents fair value adjustments of debt instruments including those acquired in conjunction with the MediaOne merger, as well as to our warrant portfolio due to the adoption of SFAS No. 133.

The $0.5 billion recorded by Liberty Media Group represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures due to the adoption of SFAS No. 133.

                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001     2000      2001     2000
Dividend requirements of preferred stock      $ 235    $  --      $652    $   --

Dividend requirements of preferred stock were $0.2 billion in the third quarter of 2001 and $0.7 billion for the nine months ended September 30, 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. As a result, we fully amortized, in the third quarter, the remaining beneficial conversion feature balance of $0.2 billion.

                                                For the Three      For the Nine
                                                 Months Ended      Months Ended
                                                September 30,      September 30,
Dollars in Millions                             2001     2000      2001     2000
Premium on wireless tracking stock exchange     $  --   $  --      $ 80    $  --

The premium on the wireless tracking stock exchange was $80 million for the nine months ended September 30, 2001. The premium represents the excess of fair value of the Wireless tracking stock issued over the fair value of the

AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001.


                                                              For the Three                      For the Nine
                                                               Months Ended                      Months Ended
                                                               September 30,                     September 30,
(Dollars in Millions, except per share amounts)            2001             2000             2001             2000
AT&T Common Stock Group - per basic share:
(Loss) earnings - continuing operations                  $  (0.69)        $   0.35         $  (0.94)        $   1.35
Earnings - discontinued operations                             --               --             0.03             0.06
Gain on disposition of discontinued operations               3.82               --             3.67               --
Cumulative effect of accounting change                         --               --             0.10               --
AT&T Common Stock Group earnings                         $   3.13         $   0.35         $   2.86         $   1.41

AT&T Common Stock Group - per diluted share:
(Loss) earnings - continuing operations                  $  (0.69)        $   0.35         $  (0.94)        $   1.34
Earnings - discontinued operations                             --               --             0.03             0.06
Gain on disposition of discontinued operations               3.82               --             3.67               --
Cumulative effect of accounting change                         --               --             0.10               --
AT&T Common Stock Group earnings                         $   3.13         $   0.35         $   2.86         $   1.40

AT&T Wireless Group- per basic and diluted share:
Earnings (loss) from discontinued operations             $     --         $  (0.01)        $   0.08         $   0.05

Liberty Media Group - per basic and diluted
share:
Earnings (loss) - before cumulative effect of
   accounting change                                     $   0.04         $   0.68         $  (1.05)        $   1.15
Cumulative effect of accounting change                         --               --             0.21               --
Liberty Media Group earnings (loss)                      $   0.04         $   0.68         $  (0.84)        $   1.15


The loss from continuing operations per diluted share attributable to the AT&T Common Stock Group was $0.69 in the third quarter of 2001 compared with earnings per share (EPS) on a diluted basis of $0.35 in the third quarter of 2000. The year over year decline was largely driven by charges recorded in conjunction with our agreement to unwind our Concert joint venture and AT&T's obligation to purchase the public shares of AT&T Canada. Also contributing to the decline was lower operating income, the acceleration of the amortization of the beneficial conversion feature associated with conversion of NTT DoCoMo preferred stock, as well as a mark-to-market loss recorded in conjunction with the settlement of certain exchangeable notes that matured during the quarter. These losses were partially offset by a tax free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless Services and the net impact of the deconsolidation of Excite@Home.

The loss from continuing operations per diluted share attributable to the AT&T Common Stock Group was $0.94 for the nine months ended September 30, 2001 compared with earnings per diluted share of $1.35 for the nine months ended September 30, 2000. The year over year loss was primarily driven by lower operating income, charges relating to the agreement to unwind our Concert joint venture and AT&T's obligation to purchase the public shares of AT&T Canada. In addition, the decline reflects an impairment charge reflecting an other than temporary decline on our investment in Net2Phone, a charge relating to the initial reclassification impact of the adoption of SFAS No. 133 which revalued certain securities reclassified from "available-for-sale" to "trading", and dividends and associated amortization of the beneficial conversion feature on NTT DoCoMo preferred stock, partially offset by the net impact of the deconsolidation of Excite@Home.

The Consolidated Financial Statements of AT&T reflect AT&T Wireless as a discontinued operation. Accordingly, for periods prior to the split-off of AT&T Wireless, revenue, costs and expenses of AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations, and have been reported as "Income from discontinued operations" for all periods presented. Earnings from discontinued operations per diluted share attributable to the AT&T Common Stock Group were $0.03 for the year-to-date period through June 30, 2001, the deemed effective AT&T Wireless split-off date for accounting purposes and $0.06 for the nine months ended September 30, 2000. Upon the split-off of AT&T Wireless Group in the third quarter 2001, AT&T recorded $13.5 billion, or $3.82 per diluted share, as "Gain on the disposition of discontinued operations".

The earnings (loss) per share from discontinued operations attributable to AT&T Wireless Group for the year-to-date period through June 30, 2001, the deemed effective AT&T Wireless group split-off date for accounting purposes, the third quarter of 2000 and from April 27, 2000, the date of the stock offering, through September 30, 2000, were $0.08, $(0.01) and $0.05, respectively.

The earnings (loss) per diluted share attributable to Liberty Media Group (LMG) were earnings of $0.04 and a loss of $0.84 for the third quarter and year to date periods through July 31, 2001, the deemed effective LMG split-off date for accounting purposes, respectively. This compares with earnings of $0.68 and $1.15 in the third quarter and nine months ended September 30, 2000, respectively.


SEGMENT RESULTS

In support of the services we provide, we segment our results by the business units that support our primary lines of business: AT&T Business, AT&T Consumer and AT&T Broadband. The balance of AT&T's continuing operations, excluding LMG is included in a Corporate and Other category. Although not a segment, we also discuss the results of LMG prior to its split-off as an independent company.

EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating (loss) income plus net pretax losses from equity investments, pretax minority interest income (expense) and other income. In addition, management also uses EBITDA as a measure of segment profitability and performance, and is defined as EBIT, excluding minority interest (expense) income other than Excite@Home's minority interest (expense) income, plus depreciation and amortization. Interest and taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT and EBITDA are meaningful to investors because they provide analysis of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was a deficit of $3,654 million and earnings of $2,962 million, and EBITDA was a deficit of $1,347 million and earnings of $5,430 million for the three months ended September 30, 2001 and 2000, respectively. EBIT was a deficit of $3,455 million and earnings of $8,631 million, and EBITDA was earnings of $3,705 million and $14,757 million for the first nine months of 2001 and 2000, respectively. Our calculation of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and taxes which can affect cash flow.

The discussion of segment results includes revenue, EBIT, EBITDA, total assets and capital additions. The discussion of EBITDA for AT&T Broadband is modified to exclude other income and net losses from equity investments. Total assets for each segment includes all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes since the publication of our 2000 annual report. The changes are as follows: AT&T Business was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the Corporate and Other Group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes.

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

                                 Three months ended                 Nine months ended
                                   September 30,                      September 30,
Dollars in millions            2001             2000              2001              2000
External revenue             $ 6,750           $7,022          $ 20,550           $21,172
Internal revenue                 135              200               597               529
Total revenue                  6,885           $7,222            21,147           $21,701

EBIT                          (4,377)           1,690            (1,933)            4,428
EBITDA                        (3,352)           2,737             1,145             7,548

OTHER ITEMS
Capital additions            $ 1,105           $1,821          $  3,808           $ 4,642


                               At September 30, 2001       At December 31, 2000
Total assets                          $40,236                    $42,747


REVENUE

AT&T Business revenue decreased $0.3 billion, or 4.7%, in the third quarter of 2001, and declined $0.6 billion, or 2.5%, for the nine months ended September 30, 2001, compared with the same periods in 2000. The decreases were primarily due to a decline in long distance voice revenue of approximately $0.6 billion and $1.6 billion in the third quarter of 2001 and the first nine months of 2001, respectively. The decreases were partially offset by growth in data/IP of approximately $0.2 billion and $0.9 billion for the third quarter of 2001 and the first nine months of 2001, respectively.

Long distance voice services revenue decreased at a mid-teen percentage rate in the third quarter of 2001 and a low-teen percentage for the nine months ended September 30, 2001. These declines were due to a declining average price per minute reflecting the competitive forces within the industry that are expected to continue. Long distance voice minute volumes were relatively flat for the third quarter of 2001 and grew at a low single-digit percentage for the nine months ended September 30, 2001, compared to the corresponding prior year periods.

Data services, which represent the transportation of data, rather than voice, along our network, grew at a high single-digit percentage rate in the third quarter of 2001 and nearly 14% for the nine months ended September 30, 2001. Growth was led by the strength of packet services, which includes frame relay, IP and Asynchronous Transfer Mode (ATM) services during both of these periods. In addition, data services revenue during the nine months ended September 30, 2001, was positively impacted by growth in high-speed private line services.

Local voice services revenue grew at a high-teen percentage rate in the third quarter of 2001 and a low-20 percentage rate in the nine months ended September 30, 2001, compared with the same prior year periods. The prior year-to-date period included an unfavorable adjustment related to legal rulings concerning compensation payable to other carriers for call completion; excluding this adjustment, local voice grew approximately 18%. AT&T added approximately 170,000 and over 450,000 access lines for the quarter and year-to-date periods, respectively, bringing total access lines in service as of September 30, 2001 to over 2.7 million, an increase of 29.9% compared with September 30, 2000. AT&T served nearly 6,300 buildings on-net at September 30, 2001, representing a 2.0% increase compared with September 30, 2000.

AT&T Business Services internal revenue decreased $65 million, or 32.6%, for the third quarter of 2001 and increased $68 million, or 12.8%, for the year-to-date period compared with the same periods in 2000. The decrease for the quarter was due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue, partially offset by greater sales of services to other AT&T units that resell such services to their external customers, primarily AT&T Broadband. The increase for the year-to-date period was due to greater sales of services to other AT&T units, primarily AT&T Broadband and Excite@Home, partially offset by lower internal revenue, primarily from AT&T Wireless, as a result of the split-off.

EBIT/EBITDA

EBIT declined $6.1 billion, or 359.0%, in the third quarter of 2001 and $6.4 billion, or 143.7%, for the nine months ended September 30, 2001, compared with the same periods in 2000. EBITDA declined $6.1 billion, or 222.5%, and $6.4 billion, or 84.8%, respectively, in the third quarter and the first nine months of 2001. These declines primarily reflect the $5.3 billion of charges recorded during the third quarter of 2001 related to Concert and AT&T Canada. These declines also reflect the impact of pricing pressure within the long distance voice business as well as the shift from higher margin long distance services to lower margin growth services and the impact of higher equity losses recorded for Concert. Partially offsetting the year-to-date EBIT decline was a gain of approximately $0.5 billion recorded on the sale of our stake in Japan Telecom in the second quarter of 2001. Additionally, the year-to-date comparisons also reflect restructuring charges of $0.4 billion recorded in the first quarter of 2000.


OTHER ITEMS

Capital additions decreased 39.3% in the third quarter of 2001 and 18.0% in the first nine months of 2001, compared with the same prior year periods. These decreases reflect lower capital expenditures for network assets that support all services provided by AT&T Business.

Total assets decreased $2.5 billion, or 5.9%, at September 30, 2001, compared with December 31, 2000. The decrease reflects lower other investments and related advances resulting from the write-down of AT&T Business' investment in Concert, higher equity losses from Concert and the sale of Japan Telecom.

AT&T CONSUMER
AT&T Consumer provides a variety of communications services including long distance, local toll (intrastate calls outside the immediate local area) and Internet access to residential customers. In addition, AT&T Consumer provides transaction services, such as prepaid calling card and operator-handled calling services. Local phone service is also provided in certain areas.

                                Three months ended              Nine months ended
                                  September 30,                    September 30,
Dollars in millions            2001            2000             2001             2000
Revenue                      $3,822          $4,651          $11,614          $14,651
EBIT                          1,282           1,806            3,817            5,271
EBITDA                        1,331           1,849            3,962            5,394

OTHER ITEMS
Capital additions            $   43          $   41          $    96          $   104


                              At September 30, 2001       At December 31, 2000
Total assets                          $2,555                    $3,150


REVENUE

AT&T Consumer revenue declined 17.8%, or $0.8 billion, in the third quarter of 2001 and declined 20.7%, or $3.0 billion, for the first nine months of 2001 compared with the corresponding periods in 2000. The revenue decline in both periods reflects the impacts of volume reductions, primarily in traditional voice services due to the acceleration of wireless and e-mail substitution, the impacts of ongoing competition and the continued migration of customers to lower-priced products and optional calling plans. The revenue decline in the third quarter of 2001 was slightly offset by an increase in the level of call volumes related to the events of September 11th. Long distance calling volumes declined at a low double-digit rate in both the third quarter and the first nine months of 2001. In addition, the revenue decline for the nine months ended September 30, 2001, reflects the elimination of per-line charges in July 2000 of approximately $0.5 billion.

EBIT/EBITDA

EBIT and EBITDA declined 29.0% and 28.0%, respectively, in the third quarter of 2001 compared with the prior year quarter. EBIT and EBITDA declined 27.6% and 26.5%, respectively, for the first nine months of 2001 compared with the same period in 2000. The decline in both periods was primarily driven by the impact of the revenue declines partially offset by cost-control initiatives. With impact of wireless and e-mail substitution continuing to increase and as the local exchange carriers continue their entry into the Consumer Long Distance business, EBIT and EBITDA are likely to continue to decline.

EBIT and EBITDA margins were 33.5% and 34.8%, respectively, for the third quarter of 2001 and were 38.8% and 39.7%, respectively, for the third quarter of 2000. EBIT and EBITDA margins were 32.9% and 34.1%, respectively, and 36.0% and 36.8%, respectively, for the nine months ended September 30, 2001 and 2000.

OTHER ITEMS

Capital additions were about the same in the third quarter of 2001 compared with the third quarter of 2000 and decreased slightly for the first nine months of 2001 compared with the corresponding period in 2000.

Total assets declined $0.6 billion to $2.6 billion at September 30, 2001 compared to $3.2 billion at December 31, 2000. The decline was primarily driven by lower receivables, reflecting lower revenue.

AT&T BROADBAND

AT&T Broadband offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as digital video service, high-speed data service and broadband telephony service.

                                    Three months ended                  Nine months ended
                                       September 30,                      September 30,
Dollars in Millions               2001              2000              2001              2000
Revenue                         $ 2,393           $ 2,420           $ 7,423           $ 5,693
EBIT                               (538)             (640)           (1,834)             (771)
EBITDA excluding other
income*                             602               498             1,496             1,196

OTHER ITEMS
Capital additions               $   782           $ 1,252           $ 2,641           $ 3,586

                                At September 30, 2001       At December 31, 2000
Total assets                          $104,054                    $114,848

* EBITDA for AT&T Broadband excludes net losses from equity investments and other income

The results of operations for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000 include a full period of MediaOne operations, while the nine months ended September 30, 2000, includes only 3 months and two weeks of operations for MediaOne.

REVENUE

Broadband revenue declined $27 million, or 1.1%, for the three months ended September 30, 2001 compared with the corresponding prior year period. This decrease in revenue was impacted by the net dispositions of cable systems of approximately $0.3 billion, almost entirely offset by revenue growth from new services (broadband telephony and high-speed data) of approximately $0.2 billion and revenue growth from other video services, primarily expanded basic cable and digital video, of approximately $0.1 billion. AT&T Broadband revenue grew $1.7 billion, or 30.4%, for the nine months ended September 30, 2001, compared with the corresponding prior year period. Approximately $1.0 billion of the increase was due to the acquisition of MediaOne offset by the net dispositions of cable systems. In addition, the increase was attributable to revenue growth from new services of approximately $0.4 billion and growth in other video services, primarily expanded basic cable and digital video, of approximately $0.2 billion.

At September 30, 2001, Broadband serviced approximately 13.7 million basic cable customers, passing approximately 24.6 million homes, compared with 16.1 million basic cable customers, passing approximately 28.0 million homes at September 30, 2000. At September 30, 2001, we provided digital video service to approximately
3.2 million customers, high-speed data service to approximately 1.4 million customers and broadband telephony service to approximately 0.9 million customers. This compares with 2.5 million digital-video customers, approximately
0.9 million high-speed data customers, and 0.3 million broadband telephony customers at September 30, 2000.

EBIT/EBITDA

EBIT for the third quarter of 2001 was a deficit of $0.5 billion, an improvement of $0.1 billion from the comparable prior year period. This improvement was primarily due to the impacts associated with the growth in new services of approximately $0.1 billion, growth in other video services, primarily expanded basic cable and digital video, of approximately $0.1 billion and lower pretax equity losses of $0.1 billion. Partially offsetting this increased EBIT was the impacts of net dispositions of cable systems of approximately $0.1 billion and $0.1 billion of higher net loss on the sales of businesses and investments.

The EBIT deficit for the nine months ended September 30, 2001 increased $1.1 billion from the comparable prior year period deficit of $0.8 billion. This increase was largely due to the impacts of the acquisition of MediaOne and the net dispositions of cable systems of approximately $0.7 billion as well as higher restructuring and other charges and increased depreciation and amortization, programming and advertising expenses of approximately $0.7 billion. In addition, the increase was attributable to $0.5 billion of lower net gains on sales of businesses and investments. These increases were offset by $0.4 billion of lower pretax equity losses, impacts associated with the growth in new services of approximately $0.2 billion and growth in other video services, primarily expanded basic cable and digital video, of approximately $0.2 billion.

EBITDA, which excludes net losses from equity investments and other income, was $0.6 billion for the three months ended September 30, 2001, an improvement of $0.1 billion, or 20.9%, from the comparable prior year period. This improvement was primarily due to the impacts associated with the growth in new services of approximately $0.1 billion and growth in other video services, primarily expanded basic cable and digital video, of approximately $0.1 billion. Partially offsetting this increased EBITDA were the impacts of net dispositions of cable systems of approximately $0.1 billion.

EBITDA, for the nine months ended September 30, 2001 was $1.5 billion, an improvement of $0.3 billion, or 25.1%, from $1.2 billion in the comparable prior year period. This improvement was primarily due to the acquisition of MediaOne of $0.4 billion and the impacts associated with the growth in new services of approximately $0.2 billion and growth in other video services, primarily expanded basic cable and digital video, of approximately $0.2 billion. Partially offsetting this improvement was increased programming and advertising expenses of $0.2 billion, the impact of net dispositions of cable systems of $0.2 billion and higher restructuring and other charges of $0.1 billion.

OTHER ITEMS

Capital additions decreased 37.5% to $0.8 billion for the three months ended September 30, 2001 from $1.3 billion for the comparable prior year period. This decrease was primarily driven by reductions in plant upgrades and launches of advanced services. Capital additions decreased 26.3% to $2.6 billion for the nine months ended September 30, 2001 from $3.6 billion for the comparable prior year period. This decrease was primarily driven by a $0.5 billion decrease in contributions to various non-consolidated investments.

Total assets at September 30, 2001, were $104.1 billion compared with $114.8 billion at December 31, 2000. The decrease in total assets at September 30, 2001 is primarily due to cable-system sales.

CORPORATE AND OTHER

This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home.

                                Three months ended                 Nine months ended
                                    September 30,                    September 30,
Dollars in millions           2001              2000             2001              2000
Revenue                      $ (13)          $  (117)          $  (220)          $  (422)
EBIT                           (21)              106            (3,505)             (297)
EBITDA                         118               338            (3,019)              225

OTHER ITEMS
Capital additions            $  50           $ 1,489           $   303           $ 1,573

                               At September 30, 2001       At December 31, 2000
Total assets                          13,204                     $12,101

REVENUE

Revenue for corporate and other for the third quarter of 2001 primarily includes the elimination of intercompany revenue of negative $171 million (a $39 million decrease from prior year) and revenue from Excite@Home of $140 million (a $61 million increase from prior year). Revenue for corporate and other for the first nine months of 2001 primarily includes the elimination of intercompany revenue of negative $696 million ($155 million increase from prior year) and revenue from Excite@Home of $418 million (a $339 million increase from prior year). The increase was primarily driven by the consolidation of Excite@Home, partially offset by decline in Excite@Home revenue in September 2001 and lower elimination of internal revenue as a result of the split-off of AT&T Wireless on July 9, 2001, which was partially offset by increased sales from Excite@Home to AT&T Broadband and from AT&T Business Services to AT&T Broadband.

EBIT/EBITDA

EBIT and EBITDA declined $0.1 billion and $0.2 billion, respectively, to a deficit of $21 million and income of $0.1 billion, respectively, in the third quarter of 2001 compared with the third quarter of 2000. The decline was primarily due to a $0.4 billion mark-to-market loss on Vodaphone ADRs, which were used to settle exchangeable notes that matured during the third quarter of 2001 and $0.1 billion lower gains on sales of various other investments. Also contributing to the decline was lower investment-related income of $0.1 billion, higher Excite@Home loss of $0.1 billion and a lower pension credit of $0.1 billion, primarily due to unfavorable investment performance. These declines were partially offset by a $0.5 billion tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange and a $0.1 billion gain for the ongoing investment and derivative revaluation.

EBIT and EBITDA declined $3.2 billion to deficits of $3.5 billion and $3.0 billion, respectively, for nine months ended September 30, 2001, compared with the same prior year period. The decline was primarily due to a $1.1 billion investment impairment charge related to Net2Phone and a $0.8 billion loss on the Excite@Home put obligation settlement with Cox Communications, Inc. and Comcast Corporation. Also contributing to the decline was $0.8 billion loss associated with the adoption of SFAS No. 133 as well as the related ongoing investment revaluation. The decline was also driven by lower investment-related income of $0.2 billion, lower pension credit of $0.1 billion, primarily due to unfavorable investment performance, higher costs associated with the AT&T Wireless stock exchange offer of $0.1 billion and lower gains on sales of investments of $0.1 billion. These were partially offset by lower net restructuring and other charges of $0.3 billion.

OTHER ITEMS

Capital additions declined $1.4 billion, or 96.6%, in the third quarter of 2001 compared with the third quarter of 2000. Capital additions declined $1.3 billion, or 80.7%, in the first nine months of 2001 compared with the same period in 2000. The decline in both periods was primarily driven by our investment in Net2Phone made in the third quarter of 2000.

Total assets increased $1.1 billion, to $13.2 billion at September 30, 2001. The increase was primarily driven by a higher cash balance held at September 30, 2001, our retained interest in AT&T Wireless and higher deferred tax assets as a result of the unwind of our Concert joint venture and settlement of exchangeable notes. These increases were partially offset by the deconsolidation of Excite@Home, the write-down of our investment in Net2Phone and the transfer of a loan to Concert to the AT&T Business segment, which was written off in the third quarter of 2001.


LIBERTY MEDIA GROUP RESULTS

Liberty Media Group (LMG) produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic retailing services, direct marketing services, advertising sales relating to programming services, infomercials and transaction processing. LMG was split off from AT&T on August 10, 2001. The operating results of LMG for the third quarter and year-to-date period ended July 31, 2001 (the deemed effective LMG split-off date for accounting purposes) and three and nine months ended September 30, 2000, were reflected as "Equity earnings (losses) from Liberty Media Group" in the accompanying Consolidated Statements of Operations. The investment in LMG was no longer included in AT&T's Consolidated Balance Sheet at September 30, 2001. Equity earnings (losses) from LMG decreased $1.6 billion for the third quarter of 2001 compared with the third quarter of 2000. The decrease largely reflects lower gains on dispositions in the third quarter of 2001, partially offset by earnings of affiliates in 2001 compared with losses in 2000 as well as the write-down of impaired investments in 2000. Equity earnings (losses) from LMG decreased $5.7 billion for the year-to-date period through July 31, 2001, compared with the year-to-date period ended September 30, 2000. The decrease largely reflects lower gains on dispositions, higher losses of affiliates and higher unrealized losses on financial instruments of LMG.


LIQUIDITY

                                                     For the Nine months ended
                                                           September 30,
   (Dollars in Millions)                                 2001         2000
   CASH FLOWS:
     Provided by operating activities                $ 6,741      $    8,114
     Used in investing activities                        (35)        (26,436)
     Provided by financing activities                 (7,432)         23,301
     Provided by (used in) discontinued
       Operations                                      4,860          (5,686)

Net cash provided by operating activities of $6.7 billion for the nine months ended September 30, 2001 was primarily due to the loss from continuing operations, excluding non-cash income items and the adjustment for net gains on sales of businesses and investments, of $8.7 billion, partially offset by net changes in other operating assets and liabilities of $1.1 billion and a decrease in accounts payable of $0.8 billion. Net cash provided by operating activities of $8.1 billion for the nine months ended September 30, 2000 was primarily due to income from continuing operations, excluding non-cash income items and the adjustment for net gains on sales of businesses and investments, of $11.6 billion, partially offset by an increase in accounts receivable of $2.1 billion and a decrease in accounts payable of $1.4 billion.

AT&T's investing activities resulted in a net use of cash of $35 million for the nine months ended September 30, 2001, compared with $26.4 billion for the comparable period in 2000. For the nine months ended September 30, 2001, AT&T spent $6.5 billion on capital expenditures and received approximately $4.8 billion, primarily from the net dispositions of cable systems, and approximately $1.8 billion from the sale of investments. For the nine months ended September 30, 2000, AT&T spent approximately $16.6 billion for acquisitions of businesses, primarily MediaOne, $7.8 billion on capital expenditures, $2.4 billion for non-consolidated investments, including Net2Phone and infusions into existing cable investments, and loaned $1.0 billion to Concert. In addition, AT&T received approximately $0.8 billion primarily from the sale of investments.

For the nine months ended September 30, 2001, net cash used in financing activities was $7.4 billion, compared with net cash provided by financing activities of $23.3 billion for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, AT&T made net payments of $11.0 billion to reduce debt, paid AT&T Wireless $5.8 billion to settle an intercompany loan in conjunction with its split-off from AT&T and paid dividends of $0.4 billion. In addition, AT&T received $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo. During the nine months ended September 30, 2000, AT&T received $16.1 billion from the net issuance of debt and $10.3 billion from the AT&T Wireless tracking stock offering. In addition, AT&T paid dividends of $2.2 billion and $0.6 billion for net acquisitions of treasury shares and redeemed securities for $0.2 billion.

For the nine months ended September 30, 2001, net cash provided by discontinued operations was $4.9 billion, compared with a net use of cash of $5.7 billion during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, AT&T Wireless issued $6.5 billion of bonds, partially offset by spending of $2.3 billion on capital expenditures, and was split-off from AT&T on July 9, 2001. For the nine months ended September 30, 2000, AT&T Wireless made net expenditures of $3.2 billion to acquire businesses and spent $3.0 billion on capital expenditures.

At September 30, 2001, we had current assets of $16.5 billion and current liabilities of $32.0 billion. The current assets were primarily comprised of trade and other receivables of $10.0 billion and cash of $4.2 billion. A significant portion of the current liabilities, $18.4 billion, related to short-term notes, the majority of which were commercial paper or debt with an original maturity of one year or less.

We expect that we will retire a portion of the short-term debt with other financing arrangements, including the monetization of publicly-held securities and sales of certain non-strategic assets and investments.

On February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. On May 14, 2001, we named Credit Suisse First Boston as our investment banker for the registration process under the TWE partnership agreement.

In October 2001, we sold 19.2 million shares of Cablevision NY Group Class A common stock and, through a trust, 26.9 million shares of a mandatorily exchangeable trust security that will be exchangeable into up to 26.9 million shares of Cablevision NY Group Class A common stock at maturity in three years. The offering generated approximately $1.4 billion of pretax net proceeds. In addition, Cablevision has agreed to file a registration statement for the sale of some or all of AT&T's Rainbow Media Group tracking stock holdings.

In connection with the split-off of AT&T Wireless on July 9, 2001, we retained approximately 185 million shares of AT&T Wireless Services valued at approximately $3.0 billion and immediately exchanged $1.6 billion of those shares to retire debt. Subsequent to September 30, 2001, we monetized a portion of our remaining interest in AT&T Wireless and received approximately $600 million in proceeds. We expect to either sell, exchange or monetize the remaining portion of these holdings by the end of 2001.

Since the announced restructuring plans to create four new businesses, AT&T's debt ratings have been under review by the applicable rating agencies. As a result of this review, AT&T's long-term and short-term ratings have been downgraded and the long-term ratings put on credit watch with a negative outlook. These actions will result in an increased cost of future borrowings and will limit our access to the capital markets.

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

On December 28, 2000, we entered into a 364-day, $25 billion revolving-credit facility syndicated to 39 banks which has subsequently been reduced as a result of the NTT DoCoMo investment, the AT&T Wireless bond offering, the sale of Japan Telecom and the sale of various cable-systems and the sale of Cablevision common stock. AT&T currently has $14.3 billion in bank credit facilities available to it.

On October 31, 2001, AT&T's Board of Directors approved the sale of senior notes for private placement. The sale is expected to occur in mid-November, the proceeds of which will be utilized to retire short-term indebtedness and for general corporate purposes.


FINANCIAL CONDITION

                                             September 30,    December 31,
Dollars in Millions                              2001            2000
Total assets                                  $160,049         $234,360
Total liabilities                               99,511          121,611
Total shareowners' equity                       52,198          103,198


Total assets decreased $74.3 billion, or 31.7%, to $160.0 billion at September 30, 2001 from $234.4 billion at December 31, 2000. This decrease was primarily due to the split-off of Liberty Media Group in August 2001 and AT&T Wireless in July 2001. In addition, the decrease was due to lower investments and related advances resulting from the write-down of Concert and Net2Phone, and unfavorable mark-to-market adjustments on certain investments as well as the sale of other investments; lower franchise costs as a result of the net disposition of cable systems and amortization; lower investments from the exchange of our investment in Vodaphone for the settlement of debt. Partially offsetting these decreases was a higher cash balance.

Total liabilities decreased $22.1 billion, or 18.2%, to $99.5 billion at September 30, 2001 from $121.6 billion at December 31, 2000. This decrease was primarily a result of the repayment of debt, a reduction in deferred income taxes, primarily resulting from deferred tax assets from the write-down of Concert and Net2Phone and the recording of our obligation to purchase all of the outstanding shares of AT&T Canada, as well as the deconsolidation of Excite@Home. Partially offsetting this decrease was an increase in other long-term liabilities and deferred credits primarily associated with our obligation to purchase all of the outstanding shares of AT&T Canada.

Minority interest decreased $1.2 billion, or 25.2%, to $3.6 billion at September 30, 20001 from $4.8 billion at December 31, 2000. This decrease was primarily due to Excite@Home.

Total Shareowners' Equity decreased $51.0 billion, or 49.4%, to $52.2 billion at September 30, 2001 from $103.2 billion at December 31, 2000. This decrease is primarily due to the split-off of Liberty Media Group, the impacts of the split-off of AT&T Wireless and net losses from continuing operations. The decrease was partially offset by the issuance of stock to settle the Excite@Home put obligation with Cox and Comcast. In September 2001, when AT&T declared its quarterly dividend to the AT&T Common Stock Group shareowners of $133 million, the company was in an accumulated deficit position primarily as a result of the split-off of AT&T Wireless. As a result, the company reduced additional paid-in capital for the entire amount of the dividend declared.

Net debt-to-annualized EBITDA for AT&T's continuing operations was 6.25x at September 30, 2001 as compared with 3.80x at December 31, 2000, reflecting lower EBITDA partially offset by lower debt, primarily the result of the company's debt reduction efforts.

The debt ratio for AT&T's continuing operations (debt of continuing operations divided by total debt of continuing operations and equity excluding discontinued operations) was 45.1% at September 30, 2001 as compared with 57.2% at December 31, 2000. For purposes of this calculation, equity includes the convertible quarterly trust preferred securities and redeemable preferred stock of subsidiary and excludes the equity of discontinued operations at December 31, 2000. This decrease was primarily driven by the repayment of debt as well as increased equity.

In addition, included in debt of continuing operations are approximately $5.8 billion of notes, which are exchangeable into or collateralized by securities we own. Excluding this debt, the debt ratio for AT&T's continuing operations at September 30, 2001 was 42.0%.


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

Assuming a 10% downward shift in interest rates at September 30, 2001, the fair value of unhedged debt would have increased by approximately $1.4 billion.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supercedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. These requirements are effective for fiscal years beginning after December 15, 2001, which for AT&T means January 1, 2002. AT&T does not expect that the adoption of SFAS No. 141 will have a material effect on AT&T's results of operations, financial position or cash flows.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our future operating results. We are assessing the impact of the standard on other indefinite lived assets and the total impact, including adoption impairment impacts, if any, of such standard on our results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No.143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for AT&T means the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for AT&T means the standard will be adopted on January 1, 2002. AT&T does not expect that the adoption of SFAS No. 144 will have a material impact on AT&T's results of operations, financial position or cash flows.


SUBSEQUENT EVENT

On October 23, 2001, AT&T sold approximately 19.2 million shares of Cablevision NY Group Class A common stock and, through a trust, 23.4 million shares of a mandatorily exchangeable trust security that will be exchangeable into up to
23.4 million shares of Cablevision NY Group Class A common stock at maturity in three years. The offering price was $36.05 per share for both the common shares and the exchangeable securities. The offerings generated approximately $1.3 billion of pretax proceeds, net of underwriting fees. The sale resulted in a pretax loss of approximately $0.2 billion. In addition, the underwriters' have exercised a portion of their over-allotment options, which resulted in the sale of an additional 3.5 million shares of the exchangeable securities through the trust. AT&T received additional proceeds of approximately $0.1 billion from this transaction.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

         As previously reported in this Form 10-Q, AT&T redeemed the AT&T Wireless Group and Liberty Media Group tracking stocks in accordance with their terms. In addition, in conjunction with the split-off of ATT&T Wireless Group, the convertible preferred stocks were converted into AT&T Wireless common stock at the option of NTT DoCoMo.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

              Exhibit Number

              12       Computation of Ratio of Earnings to Fixed Charges


(b)            Reports on Form 8-K

               Form 8-K dated July 8, 2001 was filed pursuant to Item 5 and Item 7 on July 19, 2001. Form 8-K dated July 9, 2001 was filed pursuant to Item 2, Item 5 and Item 7 was filed on July 24, 2001. Form 8-K dated September 24, 2001 was filed pursuant to Item 5 and Item 7 on September 24, 2001.

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



Date:  November 13, 2001

                                  Exhibit Index


Exhibit
Number
12              Computation of Ratio of Earnings to Fixed Charges