Form 10-K
period 2001-12-31
AT&T CORP
filed 2002-04-01
CIK 5907

AS FILED ELECTRONICALLY WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1,
                                      2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

            295 NORTH MAPLE AVENUE, BASKING RIDGE, NEW JERSEY 07920
                         TELEPHONE NUMBER 908-221-2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 28, 2002, the aggregate market value of voting common stock held by non-affiliates was approximately $54 billion. At February 28, 2002, 3,545,275,809 shares of AT&T common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                  -----------------------------------------
                   Common Shares                            New York, Boston, Chicago,
             (Par Value $1 Per Share)                        Philadelphia and Pacific
                                                                 Stock Exchanges



  Three Year 6 1/2% Notes due September 15, 2002             New York Stock Exchange
     Five Year 5 5/8% Notes due March 15, 2004               New York Stock Exchange
     Ten Year 6 3/4% Notes, due April 1, 2004                New York Stock Exchange
        Ten Year 7% Notes, due May 15, 2005                  New York Stock Exchange
    Twelve Year 7 1/2% Notes, due June 1, 2006               New York Stock Exchange
    Twelve Year 7 3/4% Notes, due March 1, 2007              New York Stock Exchange
       Ten Year 6% Notes due March 15, 2009                  New York Stock Exchange
Thirty Year 8 1/8% Debentures, due January 15, 2022          New York Stock Exchange
Thirty Year 8.35% Debentures, due January 15, 2025           New York Stock Exchange
  Thirty-Two Year 8 1/8% Debentures, due July 15,            New York Stock Exchange
                        2024
    Thirty Year 6 1/2% Notes due March 15, 2029              New York Stock Exchange
Forty Year 8 5/8% Debentures, due December 1, 2031           New York Stock Exchange

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AT&T Corp. was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at 295 North Maple Avenue, Basking Ridge, New Jersey (telephone number 908-221-2000).

     AT&T is among the world's communications leaders, providing voice, data and video communications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish domestic and international long distance, regional, and local communications services, cable (broadband) television and Internet communications services. AT&T also provides directory and calling card services to support its communications business. AT&T's primary lines of business are AT&T Business Services; AT&T Consumer Services; and AT&T Broadband Services.

RESTRUCTURING

     On October 25, 2000, AT&T announced a restructuring plan to be implemented by various independent actions designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units: Broadband Services, Business Services, Consumer Services and Wireless Services.

     On December 19, 2001, AT&T and Comcast Corporation announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. AT&T shareholders will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34 shares of AT&T Comcast common stock for each share of AT&T Corp. common stock held, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would be approximately 0.35 as of the date of the execution of the merger agreement. AT&T shareowners will own a 56% economic stake and have a 66% voting interest in the new company, calculated as of the date of the merger agreement. The merger remains subject to regulatory review, shareholder approval by both companies and certain other conditions and is expected to close by the end of 2002. AT&T also reaffirmed its commitment to seek shareholder approval to create a tracking stock designed to reflect the economic value and financial performance of its AT&T Consumer business.

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

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July 2001 and the remaining shares were monetized in the fourth quarter of 2001.

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

DESCRIPTION OF AT&T BUSINESS SERVICES

  OVERVIEW

     AT&T Business Services is one of the nation's largest business services communications providers, offering a variety of global communications services to over 4 million customers, including large domestic and multinational businesses, small and medium-sized businesses and government agencies. AT&T Business Services operates one of the largest telecommunications networks in the United States and, through AT&T's Global Network Services and other investments and affiliates, provides an array of services and customized solutions in 60 countries and 850 cities worldwide.

     AT&T Business Services provides a broad range of communications services and customized solutions, including:

     - long distance, international and toll-free voice services;

     - local services, including private line, local data and special access services;

     - data and Internet Protocol (IP) services for a variety of network standards, including frame relay and asynchronous transfer mode (ATM);

     - managed networking services and outsourcing solutions; and

     - wholesale transport services.

  STRATEGY

     AT&T Business Services intends to leverage its existing leadership position in communications connectivity and substantial customer base to become a leading provider of value-added managed communications services and outsourcing solutions. The following strategic objectives are critical to this transformation:

     Offer comprehensive enterprise networking solutions to large business customers. AT&T Business Services provides integrated communications services to enterprise customers, bundling an array of communications and data services to create customized end-to-end solutions. AT&T Business Services offers large domestic and U.S.-based multinational corporations solutions comprised of local voice and data, long-distance voice and data, IP, virtual private networks, hosting and managed network services. AT&T Business Services believes it has a well-established reputation for reliability, restoration and overall customer satisfaction, and that this provides it with critical competitive advantages in offering enterprise networking solutions.

     Increase sales of new services. AT&T Business Services focuses on increasing sales of high-growth communications services, including local voice and data, IP connectivity and managed services. AT&T Business Services is focused on increasing sales on its extensive existing local, long distance and IP networks. With substantial infrastructure already in place, AT&T Business Services believes that future capital expenditures will be focused primarily on meeting specific customer demands for incremental capabilities and capacity. AT&T Business Services believes that increased sales of high-growth services will help increase asset utilization and expand operating margins for these new services.

     Lower operating costs and increase efficiencies. AT&T Business Services believes it is imperative to maintain a cost leadership position. AT&T Business Services continuously evaluates its operations on an ongoing basis to streamline core processes and reduce costs, focusing on key operational areas including access, network operations, provisioning, billing, customer care and sales. In particular, AT&T focuses on providing its customers direct access to its network to enhance service quality and to reduce AT&T's access charge cost. AT&T Business Services routinely evaluates its performance relative to competitors through benchmarking studies. AT&T Business Services also reviews best-of-class companies across all industries to identify new process improvements and additional cost reduction opportunities.

     Improve asset utilization. AT&T Business Services plans to continue to improve network asset utilization. AT&T Business Services has invested substantial capital to create an end-to-end network that supports next-generation communication services, such as IP-enabled virtual private networks. AT&T Business Services plans to selectively invest as market demand and asset utilization levels warrant in order to achieve competitive returns on capital.

     Develop and offer new, innovative customer solutions. AT&T Business Services believes its market and technological leadership positions enable it to develop and offer new advanced communications services and managed service solutions. AT&T Business Services evaluates and launches new products and services on an ongoing basis to accelerate bundling of transport and connectivity services with other communications products, such as managed network services and outsourcing solutions. AT&T Business Services' goal is to develop and integrate new advanced applications in a manner that ensures effortless customer migration; for example, to transition from voice private networks to IP-enabled virtual private networks that support voice as an application. AT&T Business Services believes its leadership in voice services coupled with the technological leadership of AT&T Labs in developing IP and enterprise networking solutions will help attract new enterprise network customers and generate incremental revenue among AT&T's existing enterprise customers while increasing network utilization and improving margins.

  INDUSTRY OVERVIEW

     The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

     - entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition;

     - technological advances resulting in a proliferation of new services and products and rapid increases in network capacity;

     - the Telecommunications Act; and

     - deregulation of communications services markets in selected countries around the world.

     One factor affecting the communications services industry is the rapid development of data services. The development of frame relay, ATM and IP networks as modes of transmitting information electronically has dramatically transformed the array and breadth of services offered by telecommunications carriers.

     Use of the Internet, including intranets and extranets, has grown rapidly in recent years. This growth has been driven by a number of factors, including the large and growing installed base of personal computers, improvements in network architectures, increasing numbers of network-enabled applications, emergence of compelling content and commerce-enabling technologies, and easier, faster and cheaper Internet access. Consequently, the Internet has become an important new global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners. Enterprises are responding to this opportunity by substantially increasing their investment in Internet connectivity and services to enhance internal voice and data networks.

     In the United States, the Telecommunications Act has had a significant impact on AT&T Business Services' business by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services. In addition, prices for long distance minutes and other basic communications services have declined as a result of increased competitive pressures, governmental deregulation, introduction of more efficient networks and advanced technologies, and product substitution. Competition in these basic communications services segments has more recently been based more on price and less on other differentiating factors that appeal to the larger business market customers, including range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

SERVICES AND PRODUCTS

  VOICE SERVICES

     Long Distance Voice Services. AT&T Business Services' long distance voice communication offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select AT&T Business Services as their primary long distance carrier.

     AT&T Business Services offers toll-free (for example, 800, 888 or 877) inbound services, where the receiving party pays for the call. These services are used in a wide variety of applications, including sales, reservation centers or customer service centers. AT&T Business Services also offers a variety of value-added features to enhance customers' toll-free services, including call routing by origination point and time-of-day routing. In addition, AT&T Business Services provides virtual private network applications, including dedicated outbound facilities.

     AT&T Business Services also offers audio and video teleconferencing services, as well as web-based video conferencing. These services offer customers the ability to establish automated teleconference lines, as well as teleconferences moderated by an AT&T representative. Customers can also establish a dedicated audio conference number that can be used at any time without the necessity of a reservation.

     AT&T Business Services also offers a variety of calling cards that allow the user to place calls from virtually anywhere in the world. Additional features include prepaid phone cards, conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

     Business Local Services. AT&T Business Local provides a wide range of local voice and data telecommunications services in major metropolitan markets throughout the United States. Services include basic local exchange service, Centrex, exchange access, private line, high speed data and video services. AT&T Business Local typically offers local service as part of a package of services that can include any combination of other AT&T Business Services offerings.

     Integrated Voice/Data/IP Offers. AT&T Business Services provides a variety of integrated service offers targeted at business customers. For small businesses, AT&T's All in One service offering provides both local and long distance services through a single bill, providing discounts based on volume and term commitments. The AT&T Business Network service offers a wide range of voice and data services through a single service package. Among the features of the integrated services offering is the ability to enable customers to electronically order new services, perform maintenance and manage administrative functions.

     AT&T also has a number of integrated voice and data services, such as Integrated Network Connections, that provide customers the ability to integrate access for their voice and data services and thereby qualify for lower prices.

  DATA AND INTERNET SERVICES

     Private Line Services. AT&T Business Services' data services include private line and special access services that use high-capacity digital circuits to carry voice, data and video or multimedia transmission from point-to-point in multiple configurations. These services provide high-volume customers with a direct connection to an AT&T Business Services switch instead of switched access shared by many users. These services permit customers to create internal computer networks and to access external computer networks and the Internet, thereby reducing originating access costs.

     Packet Services. Packet services consist of data networks utilizing packet switching and transmission technologies. Packet services include frame relay, ATM and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely. Packet services are utilized for local area network interconnection, remote site, point of sale and branch office communications solutions. While frame relay and ATM Services are widely deployed as private data networks, AT&T Business Services offers customers the ability to connect these networks to the Internet through services such as IP-enabled frame relay. High speed packet services, including IP-enabled frame relay service, are utilized extensively by enterprise customers for an expanding range of applications.

     AT&T Business Internet Services. AT&T Business Services provides IP connectivity and managed IP services, messaging, and electronic commerce services to businesses. AT&T offers managed Internet services, which give customers dedicated, high-speed access to the Internet for business applications at a variety of speeds and types of access, as well as business dial service, a dial-up version of Internet access designed to meet the needs of small- and medium-sized businesses. AT&T's web services consist of a family of hosting and transactional services and platforms serving the web needs of thousands of businesses; these offers include AT&T Small Business Hosting Services.

  MANAGED SERVICES AND OUTSOURCING SOLUTIONS

     AT&T Business Services provides clients with an array of managed networking services, professional services and outsourcing solutions intended to satisfy clients' complete networking technology needs-ranging from managing individual network components such as routers and frame relay networks to managing entire complex global networks. AT&T Business Services is engaged in: designing, developing and delivering integrated and interoperable global services, allowing enterprises to optimize networking-based mission-critical and electronic commerce applications. AT&T Business Services also works selectively with qualified partners to offer enhanced services to customers.

     Enterprise Networking Services. With a global scale and reach in 60 countries and 850 different cities, AT&T Business Services' enterprise networking services strive to provide comprehensive support from network design, implementation and installation to ongoing network operations and lifecycle management of solutions for networks of varying scales, including Local Area Networks, Wide Area Networks, and Virtual Private Networks. These managed enterprise networking services enable customers to accommodate specific business applications such as e-mail, voice over IP, order entry systems, employee directories, human resource transaction and other database applications; to create secure remote access intranet and extranet solutions with controlled access to employees, business partners and customers; and to use Intelligent Content Distribution Services to accelerate delivery of content to any Internet user.

     Web Services. AT&T Business Services' continuum of managed web hosting services supports clients' hosted infrastructure needs from the network layer all the way up through managing the performance of their business applications. With 18 Internet Data Centers located on three continents and with a capacity of more than 1.8 million square feet of web hosting space, AT&T's hosting services provide a fully flexible, managed environment of network, server and security infrastructure as well as built-in data storage. AT&T's full suite of managed hosting services includes application performance management, database management, hardware and operating system management, intelligent content distribution services, high availability data and computing services, storage services, managed security and firewall services. AT&T's web hosting services also include a range of business tools, including client portal services that provide managed hosting customers with personalized, secure access to detailed reporting information about their infrastructure and applications.

     High Availability and Security Services. AT&T Business Services' high availability and security services deliver enterprise-class, high-end integrated solutions to ensure the continuous operations of clients' critical business processes and availability of critical data by leveraging the core competencies of AT&T's end-to-end professional services; world-class global networks; global management and monitoring; Internet Data Centers and conditioned facilities. In addition, AT&T's high availability and security services include business continuity and disaster recovery services that provide core network disaster recovery, information technology, work center, and risk management/business continuity analysis, planning and operational capabilities.

     Outsourcing Solutions. AT&T Business Services provides customers with outsourcing solutions designed to manage customers' highly complex voice and data networks. These services range from consulting to outsourcing and management of highly complex global data networks. AT&T Business Services designs, engineers and implements seamless solutions for clients that are designed to maximize the competitive advantage of networking-based electronic commerce applications.

     Transport. AT&T Business Services considers itself one of the leaders in providing wholesale networking services to other carriers, providing both network capacity and switched services. AT&T Business Services offers a combination of high-volume transmission capacity, conventional dedicated line services and dedicated switched services on a regional and national basis to ISPs and facility-based and switchless resellers. AT&T Business Services' wholesale customers are primarily large tier-one ISPs, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. AT&T Business Services focuses on ensuring optimal network utilization through the sale of off-peak capacity. Further, wholesale switched services are priced to reflect the cost of access incurred. In limited circumstances, AT&T Business Services also has sold network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

SALES AND MARKETING

     AT&T Business Services markets its suite of voice and data communications services through its global sales and marketing organization. The sales and marketing organization is primarily organized by customer type and targets retail, wholesale and government organizations throughout the United States and the rest of the world. AT&T Business Services' direct sales and marketing force consists of approximately 6,800 sales representatives. In addition, the sales and marketing group works in connection with several outside telemarketing firms to target small businesses in a cost efficient manner. For small businesses with more sophisticated service needs, AT&T Business Services uses a direct sales force of approximately over 450 representatives trained to market the full suite of products and services and customized services solutions. In addition, the AT&T Solution Center provides a centralized resource designed to respond rapidly to complex customer requirements. For many large and multinational clients, a senior AT&T officer is responsible for maintaining a continuous relationship with the senior management of the customer, helping to ensure a continuous and effective marketing effort.

CUSTOMER CARE AND SUPPORT

     AT&T Business Services places a high priority on ensuring all customers receive the highest level of customer care, including contracting, ordering, provisioning, maintenance and collections. AT&T's customer care organization places particular emphasis on the ordering, provisioning and maintenance processes. Customer care and support group monitors these functions and responds to inbound customer inquiries in a manner intended to ensure customer orders for new services, service changes and maintenance requests are completed on-time and accurately. Customer care and support has approximately 10,000 customer care associates world-wide at 27 customer care centers, of which 24 are company-owned and three are operated by outside customer care firms.

     AT&T Business Services determines the appropriate customer care program based on the size and sophistication of the customer and its communications needs. For larger and multinational customers and government agencies, AT&T Business Services provides customer care services and support through dedicated account teams designed to provide support on a rapid and personalized basis.

     AT&T Business Services believes that the web has greatly enhanced AT&T Business Services' customer care programs. Through a dedicated customer care website, www.iadvantgage@att.com, customers may submit questions or initiate service requests, including ordering new services or submitting maintenance requests. Customer care delivered via the web is often quicker and more convenient for customers and reduces errors.

RATES AND BILLING

     AT&T Business Services provides the majority of its services through long-term contracts. General descriptions of AT&T Business Services' services, applicable rates, warranties, limitations on liability, user requirements and other material service provisioning information are outlined in service guides that are provided directly to prospective clients or are available on AT&T's website. Clients enter into contracts, based on the service guides, detailing customer-specific terms and information, including volume discounts, service bundling, extended warranties and other customized terms. Through combined offerings, AT&T Business Services also provides customers with such features as single billing, unified services for multi-location companies and customized calling plans. Most intrastate services are provided in accordance with applicable tariffs filed with the states.

     Most domestic and international switched voice services originating in the United States are billed in 1 or 6 second increments after a fixed initial period. Switched voice services originating in international markets are also billed in increments, subject to local market conditions and interconnect agreements. Switched long distance and local services are billed in arrears, with monthly billing statements itemizing date, time, duration and charges. Data services are billed generally in advance, based on a fixed circuit charge, with rates that vary according to speed of transmission and service type.

NETWORK

     AT&T Business Services' U.S. network comprises 46,500 route miles of long-haul backbone fiber-optic cable, plus another 17,000 route miles of local metro fiber, capable of carrying OC-192 (10 billion bits, or 10 gigabits per second) traffic. In addition, AT&T Business Services has recently completed installation of over 10,000 new route miles of the latest generation fiber-optic cable capable of carrying OC-768 (40 gigabits per second) when that standard is ready for deployment. This new fiber capacity presently connects 22 of the largest U.S. cities, and provides AT&T substantial capacity for future growth of network traffic with minimal incremental capital expenditure requirements. AT&T Business Services was the first in the industry with a coast-to-coast OC-192 backbone, connecting Boston, New York, Chicago, St. Louis, San Francisco and Los Angeles. In addition to this state-of-the-art 10 gigabits per second backbone, AT&T Business Services also has over 400 Synchronous Optical Network points-of-presence in the continental U.S., offering high-speed data connectivity to the majority of U.S. business centers. Currently, 78 of these points-of-presence are tariffed with OC-48 service.

     AT&T Business Services' network, which also supports AT&T Consumer Services' services, carries over 300 million voice calls every business day and more than 2,175 trillion bytes (terabytes) of data each day. On the voice network, AT&T Business Services employs its patented Real Time Network Routing to automatically complete domestic voice calls through more than 100 possible routes. The reliability of certain portions of the network is maximized by using Synchronous Optical Network rings that can restore service on a severed fiber optic cable within 50 to 60 milliseconds by sending traffic in the other direction on the ring. On other routes, AT&T uses its patented FASTAR technology to route traffic around a cable cut by automatically transferring traffic to alternative spare capacity. AT&T Business Services stands behind its reliability claims with service level agreements. For example, on its IP backbone, AT&T Business Services guarantees business customers no more than 60 milliseconds of latency, or delay in the transmission of a packet of information, and 0.7% packet loss per month.

     AT&T Business Services has been a leader in deploying Dense Wavelength Division Multiplexing, or DWDM, technology that divides an optical fiber into multiple channels, each carrying up to 10 gigabits per second of information today. When DWDM was introduced in 1996, the technology could put only eight wavelengths on a fiber strand. Today, AT&T Business Services is deploying 64-and 80-wavelength DWDM systems, as well as systems capable of carrying 160 wavelengths. When installed with OC-192 capabilities, a 160-wavelength DWDM system will enable 1.6 terabits (trillion bits per second) on a single fiber strand.

     Since digital switching was introduced in the late 1970s, the heart of the AT&T voice network has been the 4ESS, a circuit switch specifically designed for long distance use, and currently AT&T Business Services has 143 of these switches in the network. AT&T Business Services has recently installed nearly 60 standard tandem switches that allow AT&T to accommodate the transition from circuit-switched to packet networks. While AT&T Business Services will continue to have both circuit and packet switching technologies for some time, significant future capital expenditures are not planned for circuit switching.

     In addition to its long distance network, AT&T Business Services has an extensive local network serving business customers in 80 U.S. cities. AT&T Business Services has expanded its local network so that it now includes 118 local switches and reaches more than 6,300 buildings. This network provides voice service to business users, as well as data connections up to OC-48 capacity. In order to maximize asset utilization, AT&T's local network also handles consumer traffic, providing most of the dial-in numbers for AT&T WorldNet Service, as well as switching cable telephony calls for customers of AT&T Broadband.

     AT&T Business Services also operates one of the largest IP networks in the United States. As a Tier 1 provider, AT&T has direct peering relationships with other Tier 1 providers, providing service to carriers that go through public peering sites. AT&T offers multiple access choices to the IP network, including dial-up, dedicated private line, cable modem and DSL, as well as IP-enabled access through ATM and frame relay networks.

     AT&T Business Services is deploying Internet Data Centers across the U.S., offering web hosting services. Currently, AT&T Business Services has 18 Internet Data Centers, with an aggregate 1.8 million square feet of space, all directly connected to AT&T Business Services' high-speed IP backbone.

     Over the next few years, AT&T Business Services plans to evolve its network to an all-optical facility. The first element of the optical network is AT&T Business Services' existing fiber-optic backbone. The next step is the Intelligent Optical Switch, which was introduced by the end of 2001. The Intelligent Optical Switch switches wavelengths of light, and can communicate and establish a connection with other switches automatically when a customer requests a new service. The third element is the Multi-Service Platform, located in either the AT&T local network or on the customer premise, that aggregates low-speed and high-speed services and sends the information to the Intelligent Optical Switch for routing.

INTERNATIONAL

     AT&T Business Services has entered into a number of agreements and alliances with international communications companies, and has made strategic investments in several countries in order to provide customers end-to-end network management capabilities and highly customized solutions.

     Concert. On January 5, 2000 AT&T and BT created a global venture to serve the communications needs of multinational companies and the international calling needs of businesses around the world. On October 16, 2001 AT&T and BT announced that they had reached binding agreements to unwind Concert. Under the Concert dissolution agreement with BT, AT&T will reclaim customer contracts and assets that were initially contributed to the venture, including international transport facilities and gateway assets. In addition, AT&T Business Services will obtain ownership of certain frame relay assets located in the Asia Pacific region that BT initially contributed to the venture. AT&T Business Services expects to combine these assets with its existing international networking and other assets. AT&T Business Services will honor all contracts and service level agreements that it will assume from Concert. AT&T Business Services and BT have agreed to enter into transitional commercial agreements enabling them to provide existing Concert services for a period of three years. Under these agreements, AT&T Business Services and BT will pay each other market-based prices.

     AT&T Canada. On June 1, 1999, AT&T Canada Corp. merged with MetroNet Communications Corp., Canada's largest competitive local exchange carrier. Under the terms of the merger agreement, AT&T Business Services received 31% of the equity interest and 23% of the voting interest in AT&T Canada in exchange for AT&T Canada Corp. and ACC TelEnterprises Ltd. AT&T Canada is Canada's leading facilities-based end-to-end competitive carrier, covering 25 cities. AT&T Canada is focused on serving large enterprise and international customers. AT&T Canada currently connects over 3,300 buildings, with over 510,000 local access lines in service. AT&T Canada owns over 11,500 route miles of fiber, and has six fiber interconnection points to AT&T's U.S. network at the U.S.-Canada border. As part of the merger, AT&T agreed to purchase all of the remaining shares of AT&T Canada upon the removal of Canadian foreign ownership restrictions at the greater of the then appraised fair market value or the accreted minimum price, which initially was C$37.50 per share accreting after June 30, 2000 at a rate of 4% per quarter.

     AT&T also has the right at any time to trigger the purchase of such shares. AT&T may acquire the AT&T Canada shares or designate another party to acquire such shares prior to a change in the ownership restrictions by developing a structure that addresses these ownership restrictions. If the foreign ownership restrictions have not been removed and AT&T has not triggered the purchase by June 30, 2003, those shares, along with AT&T's AT&T Canada shares, would be sold through an auction process and AT&T will make whole the other shareowners for the amount they would have been entitled to if AT&T Business Services had purchased all of the remaining shares of AT&T Canada. At its sole option, AT&T can fulfill its obligation either with cash or AT&T common stock. On August 16, 1999, AT&T completed its sale to BT of 30% of AT&T's stake in AT&T Canada. In addition, BT had agreed to purchase 30% of the shares of AT&T Canada that AT&T will be acquiring from the other shareholders, subject to BT's right to cap its purchase at C$1.65 billion. As part of the formation agreement of Concert and as a result of dissolution of Concert, AT&T will acquire BT's investment in AT&T Canada and will assume BT's obligation to purchase additional AT&T Canada shares.

     AT&T Latin America Corp. On August 28, 2000, AT&T Business Services established AT&T Latin America in connection with the merger of Netstream, a competitive local exchange carrier in Brazil, and FirstCom Corporation. AT&T Latin America provides voice, data and Internet access services in five countries, Argentina, Brazil, Chile, Colombia and Peru. AT&T Business Services owns a 62.5% economic interest (94% voting interest) in AT&T Latin America.

     Alestra. S. de R.L. de C.V. AT&T Business Services also owns a 49% economic interest in Alestra S. de R.L. de C.V., a competitive telecommunications company in Mexico. Alestra offers voice, data and Internet services throughout Mexico to residential, small business and enterprise customers. Alestra's state-of-the-art network comprises approximately 3,500 route miles, with four interconnection points to AT&T's network at the U.S.-Mexico border.

AT&T LABS

     AT&T Labs conducts research and development for AT&T. AT&T Labs' scientists and engineers conduct research in a variety of areas, including IP and future broadband technologies; advanced network design and architecture; network operations systems; data mining technologies and advanced speech technologies. AT&T Labs works with the other business units within AT&T to create new services and invent tools and systems to manage secure and reliable networks for AT&T and its customers. With a heritage that extends from fundamental advances such as the development of the transistor, AT&T Labs has made numerous recent advances in the areas of IP communications infrastructure, data mining and wireless networks.

PATENTS AND TRADEMARKS

     AT&T actively pursues patents and trademarks to protect its intellectual property within the United States and abroad. AT&T has developed a focused law practice to prepare and prosecute its patent and trademark applications. On average, AT&T receives over 300 U.S. patents per year and maintains a portfolio of over 2,500 trademark and service mark registrations.

                     DESCRIPTION OF AT&T CONSUMER SERVICES

OVERVIEW

     AT&T Consumer Services is the leading provider of domestic and international long distance and transaction based services to residential consumers in the United States with approximately 60 million customer relationships. AT&T Consumer Services provides interstate and intrastate long distance communications services throughout the continental United States, and provides, or joins in providing with other carriers, communications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international communications services to and from virtually all nations and territories around the world.

     AT&T Consumer Services provides a broad range of communications services to consumers individually and in combination with other services, including:

     - inbound and outbound domestic and international long distance;

     - transaction-based long distance services, such as operator-assisted calling services and prepaid phone cards;

     - local calling offers; and

     - dial-up Internet service through AT&T WorldNet Service.

     In addition, AT&T Consumer Services offers combined long distance and local services in selected locations and is developing a multi-service platform, the AT&T Worldnet High Speed Service, based upon DSL technology for combined voice, data and other broadband services.

STRATEGY

     AT&T Consumer Services' goal is to maintain a leadership position in the long distance market and develop complementary products and services to maximize cash flow. Key strategic elements include:

     Attract and retain high value customers. AT&T Consumer Services focuses on acquiring and maintaining high value long distance customers with targeted offers and solicitations. AT&T Consumer Services believes that high value customers use AT&T's services more frequently and are more likely to use multiple service offerings such as local toll, calling card, international plans, AT&T WorldNet Service, local services and the AT&T Worldnet High Speed Service. Through the greater utilization of services, high value customers generate greater margins and hasten recuperation of marketing, sales and provisioning expenses.

     Increase operating efficiencies and reduce operating costs. AT&T Consumer Services seeks to maximize the utilization of its assets and reduce operating costs. In the three year period ended December 31, 2001, aggregate selling, general and administrative expenses have decreased by over $1 billion and overall costs and expenses have decreased by nearly $6 billion. AT&T Consumer Services expects it will continue to reduce operating costs associated with AT&T's infrastructure through implementation of various business initiatives and co-sourcing, outsourcing or other types of arrangements with third parties.

     Broaden its service lines. AT&T Consumer Services believes it can generate additional revenue by bundling AT&T long distance with other communications services including local services, AT&T WorldNet Services and high-speed data services. By bundling value-added services, AT&T Consumer Services believes it will substantially enhance its customers' reliance on its services, improve customer satisfaction and retention levels and increase sales of more profitable services.

     In addition, AT&T Consumer Services continues to evaluate new growth businesses that would provide additional services complementary to its current suite of product offerings. AT&T Consumer Services believes additional high value product offerings better enable it to attract new customers, migrate existing customers to more profitable product offerings and better satisfy the overall needs of its customers. New product and service offerings are evaluated and implemented in a manner designed to be consistent with AT&T Consumer Services' overall goal of maximizing cash flow.

     Leverage the AT&T brand to attract new customers. AT&T Consumer Services believes that the AT&T brand is very influential in consumers' purchasing decisions and positively impacts consumer awareness of, and confidence in, AT&T Consumer Services' products and services, as well as providing for an enhanced ability to cross-sell consumer services with other AT&T services. In addition, AT&T Consumer Services believes that its efforts to bundle products and services will help to further strengthen the AT&T brand by providing consumers with exposure to a broader range of AT&T Consumer Services' services and an improved overall consumer experience.

     Enhance customer satisfaction and loyalty. AT&T Consumer Services believes that achieving a high level of customer satisfaction is critical to successfully acquiring new customers and increasing retention of its existing customer base. AT&T Consumer Services has historically strived to maintain a high level of customer satisfaction through a portfolio of loyalty programs such as its spot loyalty bonus program, its Continental Airlines rewards program and its UPromise college education savings plan. AT&T Consumer Services will continue to focus on improving the customer care experience through various service enhancement initiatives including the introduction of convenience features such as e-payment of bills as well as increasing its portfolio of loyalty plans.

INDUSTRY OVERVIEW

     The communications services industry continues to change competitively and technologically both domestically and internationally, providing significant complexity and risks to the participants in these markets, particularly those not associated with an incumbent local exchange carrier. In the United States, the Telecommunications Act has had a significant impact on AT&T Consumer Services' business by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services bundled with their existing local franchise. In addition, prices for long distance minutes and other basic communications services have declined as a result of competitive pressures, excess capacity as a result of substantial network build-out, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. In particular, consumer long distance voice usage is declining as a result of substitution of wireless services, Internet access and e-mail/instant messaging services. Competition in the provision of basic communications services to consumers is based more on price and less on other differentiating factors that appeal to the larger business market customers, such as the range of services offered, bundling of products, customer service, and communication quality, reliability and availability.

     The consumer long distance market is characterized by rapid deregulation and intense competition among long distance providers, and, more recently, incumbent local exchange carriers. Under the Telecommunications Act, a regional phone company may offer long distance services in a state within its region if the FCC finds, first, that the regional phone company's service territory within the state has been sufficiently opened to local competition, and second, that allowing the regional phone company to provide these services is in the public interest. As of April 1, 2002, regional phone companies have received approval to offer long distance in ten states and AT&T expects that regional phone companies will be successful in obtaining approval to offer long distance in the majority of the remaining states by the end of 2002. The incumbent local exchange carriers presently have numerous advantages as a result of their historic monopoly control over local exchanges. While these dynamics are creating downward pressure on stand-alone long distance, new opportunities are being created in the consumer industry, including local, data and bundled offers.

     The local voice market is currently dominated by the incumbent local exchange carriers. The Telecommunications Act has established a statutory framework for opening the local service markets to competition. AT&T Consumer Services has already entered the local voice business in selected markets and expects to expand its presence in this area.

     The data services market in the consumer segment is comprised primarily of Internet access, utilizing either dial-up or high speed access technologies, such as DSL and cable modems. Currently, AT&T Consumer Services offers products in the narrowband data segment and is conducting trials for products in the broadband data segment. Management believes both narrowband and broadband data services represent substantial revenue growth opportunities for AT&T Consumer Services.

SERVICES AND PRODUCTS

  LONG DISTANCE

     AT&T Consumer Services provides interstate and intrastate long distance telecommunications services throughout the continental United States and provides, or joins in providing with other carriers, telecommunications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international telecommunications services to and from virtually all nations and territories around the world. Consumers can use AT&T Consumer Services' domestic and international long distance services through traditional "one plus" dialing of the desired call destination, through dial-up access or through use of AT&T calling cards.

     In the continental United States, AT&T Consumer Services provides long distance telecommunications services over AT&T Business Services' backbone network.

  CALLING CARD

     AT&T Consumer Services provides a vehicle for placing all "away from home" calls. The AT&T calling card can be used to place domestic and international calls in the U.S. and Canada by accessing 1-800CALLATT, 10-10-288 or 0+ the number dialed. Features include purchase limits, geographic restrictions, native language preference, voice messaging and sequence dialing. Customers can place calls over the AT&T network by using any of the following options: AT&T calling cards, local exchange carrier cards and commercial credit cards.

  TRANSACTION-BASED SERVICES

     AT&T Consumer Services offers a variety of transaction-based services that are designed to provide customers with an alternative to access long distance services as well as to provide assistance in completing long distance communications.

     Operator Services. Operator-assisted calling services include traditional collect calls, third party billing, person to person and long distance pay phone service.

     Directory Assistance. Directory Assistance is provided to customers both domestically and internationally, with an option to complete the call for a nominal extra charge.

     AT&T Direct Services. AT&T Consumer Services provides customers with the ability to reach the AT&T network from outside the U.S. By dialing the access code associated with the country of origin, customers can receive all the benefits of AT&T Consumer Services' calling card and operator-assisted calling services.

     AT&T True Messages. AT&T True Messages is a voice store and forward service. Using this service, callers can record a message in their own voice and have it delivered to a telephone number that they called or they can access AT&T True Messages directly and send a message.

     Accessible Communication Service. AT&T Consumer Services provides Telecommunications Relay Service for the deaf and hearing-impaired and speech impaired customers to help them communicate with anyone in the world on the phone.

     1-800CALLATT (Collect). 1-800CALLATT for collect calls continues to be AT&T Consumer Services' lead discounted collect calling offer in the operator services portfolio. 1-800CALLATT is a domestic, automated, flat-rate collect calling service. The service is targeted at price conscious consumers and advertised nationally through multiple media channels. Optional collect messaging capabilities exist as well.

     AT&T PrePaid Card. AT&T PrePaid cards provide local, long distance and international calls charged to an AT&T PrePaid card account maintained on AT&T's PrePaid platform. The AT&T PrePaid card service is available 24 hours a day, 7 days a week. Currently, AT&T PrePaid cards are available in over 60,000 retail locations of various types including grocery, drug, convenience, mass merchandise, wholesale clubs, electronics/office and military/government. More than half of AT&T Consumer's prepaid card sales in 2001 were to a single retail account under an agreement with a one-year term.

     10-10-345. 10-10-345 is a non-AT&T-branded dial-around service that allows customers an alternative way to make a long distance call. The service is targeted at price-sensitive dial-around and other common carriers' users completing domestic and/or international calls from home. When customers dial 10-10-345, they pay a competitive per-minute rate, 24 hours a day, 7 days a week with a minimal surcharge per call. Charges made for calls using 10-10-345 are billed through the local exchange carrier.

  AT&T DSL SERVICE

     AT&T Consumer Services is currently developing and market testing an offer that bundles AT&T long distance with local services, using incumbent local exchange carrier network combinations, AT&T Worldnet Services and high-speed Internet access services, which AT&T Consumer Services delivers using DSL technology. The DSL Service would broaden AT&T Consumer Services' franchise from long distance to a portfolio of voice, Internet, high speed data, e-mail and messaging. In addition, AT&T Consumer Services would offer competitively priced local and long distance packages to customers with features such as voice mail and call waiting.

     The DSL Service would be provided over traditional telephone "twisted pair" copper lines leased from local exchange carriers. Using electronics attached to a typical telephone line both at the customer premises (through a modem) and at a point in the AT&T network, the DSL Service provides customers with a continuous connection to the Internet, featuring AT&T Worldnet Service. The typical residential offering would feature connection speeds up to 12 times faster than 56k modem technology.

  COMBINED LOCAL AND LONG DISTANCE

     AT&T Consumer Services offers customers combined local, via unbundled network elements platform, and long distance service in New York, Texas, Michigan and Georgia. AT&T Consumer Services handles all aspects of the phone service for the customer, including ordering, customer service, billing and inside wiring. AT&T Consumer Services also offers many of the same local calling features as the incumbent local exchange carriers, such as call waiting and caller ID.

  AT&T WORLDNET SERVICE

     AT&T offers dial-up Internet access to consumers through its AT&T WorldNet Service, a leading provider of Internet access service in the United States. AT&T WorldNet Service currently has dial-up subscribers that use IP communication services within the AT&T WorldNet Service offer, such as e-mail, calendar and alerting. AT&T Consumer Services' objective is to increase usage by the long distance customer base of AT&T Consumer Services' IP-based services and then migrate those customers to more advanced IP-based services, such as voice mail.

MARKETING, SALES AND CUSTOMER CARE

     AT&T Consumer Services develops customer awareness through its marketing and promotion efforts. AT&T Consumer Services markets its products and services to a broad spectrum of customers seeking to communicate locally or globally. AT&T Consumer Services markets under the AT&T brand, with the exception of its 10-10-345 service and certain prepaid card offerings, and strives to provide superior customer care. AT&T Consumer Services extensively utilizes direct marketing channels, including the Internet, direct mail, mass media, probe and transfer, and outbound telemarketing to communicate with its existing customer base as well as to market to prospective customers regarding the breadth of services available to them. AT&T Consumer Services' marketing efforts focus on offering its services to its customers based on their needs. These efforts involve the selling of stand-alone services, such as long distance, local and AT&T WorldNet Service, as well as bundled service offerings including long distance/AT&T WorldNet Service, long distance/ local, and long distance/calling card.

     AT&T Consumer Services relies on an integrated sales and service team to solicit and handle customer contact opportunities. The customer care centers consist of a network of internal and external vendors. The breadth of support provided by the centers ranges from universal sales and service to specialized services based on functional area or customer needs. AT&T Consumer Services generally pays its vendors based on a contracted hourly rate and some on a pay-for-performance scale methodology. AT&T Consumer Services has 22 service centers, of which ten are operated by AT&T and 12 are outsourced to outside vendors. These service centers handle 9 million calls per month in 12 different languages.

     AT&T Consumer Services also has begun to implement various initiatives aimed at improving the overall quality of its sales channels as well as lowering its costs of adding new subscribers. Recent initiatives targeted at reducing costs and enhancing channel efficiencies have included the expansion of AT&T Consumer Services' on-line capacity and capabilities, including billing, sales and service, and the increased use of interactive voice response technology.

     AT&T Consumer Services is pursuing an e-enabling strategy designed to create a more convenient, interactive relationship with the consumer, while streamlining its existing processes and reducing the costs of providing services. AT&T Consumer Services' electronic consumer strategy embodies the entire business process from advertising and marketing through sales, ordering, billing, fulfillment, customer service, and after-sales support. AT&T Consumer Services is supplying a range of product information, bill management utilities and customer care capabilities designed to attract and retain its most valuable customers. AT&T Consumer Services' on-line billing infrastructure enables customers to view, sort, adjust, investigate and resolve questions regarding their billing statements. To further the relationship with specific customer segments, AT&T Consumer Services provides access to information in five languages other than English. These transactions are designed to increase consumer satisfaction by providing a new level of control and, in many cases, reduce time-consuming contacts with AT&T Consumer Services' care and sales channels.

     In January 2002, AT&T entered into a five-year agreement with Accenture Ltd., for Accenture to provide management, new technology and training for AT&T Consumer Services. Under the terms of the agreement, Accenture will be responsible for providing new technology development and ongoing management direction to improve AT&T Consumer Services' customer care operations, with goals of reducing costs, raising productivity, and improving sales and customer service. AT&T Consumer Services will continue to develop and implement its overall business and marketing strategies and new product offerings.

CUSTOMER OFFERS

     AT&T Consumer Services offers long distance customers a family of calling plans. These calling plans are simple and are consistently offered on the web and over the telephone. Further, these plans offer customers a broad choice of price points designed to meet their needs. Currently, there are two leading long distance offers. The first is the AT&T One Rate 7c Plan. For a monthly plan fee of $3.95, customers pay 7c per minute for direct dialed state-to-state long distance calls from home, at all times. The second is AT&T Unlimited, which offers AT&T residential long distance subscribers unlimited intraLATA and interLATA long distance calls from home to all other AT&T residential long distance customers served by Consumer Services in the United States for $19.95 per month. All other domestic direct-dialed calls under this plan are priced at 7 cents per minute.

     AT&T Consumer Services also offers various reward and partnership programs for higher spending long distance customers. For example, customers enrolled in AT&T rewards receive redemption options every six months based on their long distance spending. AT&T Consumer Services relationships with companies such as Continental Airlines, Inc., Starwood Hotels & Resorts Worldwide Inc. and Cablevision, among others, provide customers with options ranging from airline miles to hotel nights to premium cable channel upgrades. Recently, market research has indicated consumer interest in college investment funds. Through an agreement announced in January 2001 with UPromise Inc., a customer can receive a contribution equal to 4% of the cost of residential long distance calls made into a UPromise savings account to be used for college education. Consumers can also invite family and friends to participate in collectively building the UPromise savings account.

     AT&T Worldnet Service seeks to build brand recognition and customer loyalty and to make it easy for consumers to remain with AT&T WorldNet Service. In addition to direct marketing through brand name mass advertising, direct mail and magazine insert promotions and bundling offers, AT&T Worldnet Service maintains a large indirect channel marketing effort. Through this indirect channel, AT&T Worldnet Service software is bundled in new computers produced by major manufacturers and is included in millions of copies of software titles published by independent software vendors. AT&T Worldnet Service also has a co-branded ISP offer that enables businesses to offer customers their own branded, full-featured Internet access in affiliation with AT&T. AT&T Worldnet Service currently offers AT&T Worldnet Service Plus for $16.95 per month, which includes 150 hours of monthly usage (with additional hours billed at $.99/hour), video e-mail, and live technical support.

RATES AND BILLING

     AT&T Consumer Services generally continues to charge long distance customers for jurisdictionally intrastate services based on applicable tariffs filed with various individual states. However, effective as of August 1, 2001, the rates for state-to-state and international calls are now generally set by contract rather than by FCC tariffs as a result of an FCC de-tariffing order. Customers select different services and various rate plans, which determine the monthly or per minute price that customers pay on their long distance calls. Per minute rates typically vary based on a variety of factors, particularly the volume of usage and the day and time that calls are made.

     AT&T Consumer Services long distance charges may include fees per minute for transporting a call, per call or per minute surcharges, monthly recurring charges, minimums and price structures that offer a fixed number of minutes each month for a specific price and price structure that offer unlimited calling to certain numbers for a monthly fee. The fees per minute for transporting a call may vary by time of day or length of call and by whether the call is domestic or international. Within the United States, in-state rates may vary from interstate rates. These rate structures apply to customer dialed calls, calling card calls, directory assistance calls, operator-assisted calls and certain miscellaneous services. Customers also may be assessed a percentage of revenue, or a fixed monthly fee, to satisfy AT&T Consumer Services' obligations to recover U.S. federal- and state-mandated assessments and access surcharges.

     Customers for combined long distance and local services are charged a flat rate per month for local service and usage fees and/or monthly charges for long distance. AT&T Worldnet Service offers a variety of pricing plan options. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage. AT&T Worldnet Service also offers a plan without a usage restriction. The AT&T Worldnet High Speed Service will offer integrated high speed data combined with comprehensive voice services for one flat rate each month, generally billed electronically to a credit card or through electronic funds transfers.

     AT&T Consumer Services generally provides billing via traditional paper copy or on-line billing. The traditional paper bills provide call details for calls that are separately charged and are sent directly by AT&T or indirectly through local exchange carriers. An additional fee is charged for customers receiving their bills through local exchange carriers. In the case of on-line billing, the charges are billed to a credit card or directly debited from a checking account; call details for toll charges are available via the AT&T website.

                         DESCRIPTION OF AT&T BROADBAND

OVERVIEW

     AT&T Broadband is one of the nation's largest broadband communications businesses based on customers served as of December 31, 2001, providing cable television, high-speed cable Internet services and telephone services. AT&T Broadband's business consists primarily of the combined assets and business of TCI, acquired by AT&T on March 9, 1999, and MediaOne, acquired by AT&T on June 15, 2000. As of December 31, 2001, AT&T Broadband owned and operated cable systems in 13 of the 20 largest Designated Marketing Areas, which represented 82% of AT&T Broadband's total subscribers. AT&T Broadband's wholly owned and consolidated broadband networks passed approximately 24.6 million homes and served approximately 13.56 million video customers as of December 31, 2001. AT&T Broadband continues to upgrade its systems, 74% of which were upgraded to a capacity equal to or greater than 550 MHz and 79% of which were two-way capable as of December 31, 2001.

     AT&T Broadband's broadband networks enable it to deliver a suite of advanced entertainment, information and communications services, including its digital cable, high-speed cable Internet and broadband telephone services. As of December 31, 2001, AT&T Broadband provided a variety of advanced services, including:

     - digital cable, with over 3.47 million digital cable subscribers or 25.6% of AT&T Broadband's basic subscribers,

     - high-speed cable Internet service, with approximately 1.51 million high-speed cable Internet service subscribers or 10.1% of marketable homes, and

     - broadband telephone service, with approximately 1.01 million local telephone subscribers or 14.8% of marketable homes.

     In addition to fees from residential customers for the services AT&T Broadband offers, AT&T Broadband also derives revenues from the sale of advertising time on satellite-delivered program services, such as ESPN, MTV and CNN, and on local cable channels, as well as the payment of license and/or launch fees by certain program services.

     As of December 31, 2001:

     - AT&T Broadband had 13.56 million basic subscribers, 94% of whom were concentrated in AT&T Broadband's 20 largest markets,

     - 40% of AT&T Broadband's subscribers were located in its three largest markets: Boston, San Francisco and Chicago, and

     - 10.67 million, or 78.7% of AT&T Broadband's subscribers, were in markets where AT&T Broadband had more than 500,000 customers.

     In addition to AT&T Broadband's wholly owned and consolidated cable systems, AT&T Broadband also owns a number of investments in companies, joint ventures and partnerships, the most significant of which are:

     - Time Warner Entertainment Company, L.P., which owns and operates the business of Warner Bros., Inc. and HBO and cable systems serving approximately 11 million subscribers, and manages cable systems owned by AOL Time Warner serving approximately 1.8 million subscribers;

     - Insight Midwest, which owns and operates cable systems that serve approximately 1.2 million subscribers in Indiana, Kentucky, Illinois, Georgia and Ohio; and

     - Texas Cable Partners, which owns and operates cable systems that serve approximately 1.1 million subscribers in Texas.

INDUSTRY OVERVIEW

     AT&T Broadband operates in the broadband communications industry, offering cable television services (both analog and digital), high-speed cable Internet services and telephone service, in each case primarily to residential and small business customers. AT&T Broadband also is pursuing additional services, including video on demand and interactive television that take advantage of its broadband network.

     Cable television is a service that delivers multiple channels of video and audio programming to subscribers that pay a monthly fee for the services they receive. Cable television systems receive video, audio and data signals transmitted by nearby television broadcast stations, terrestrial microwave relay services and communications satellites. These signals then are amplified and distributed by coaxial cable and optical fiber to the premises of customers that pay a fee for the service. In many cases, cable television systems also originate and distribute local programming. Cable television systems typically are constructed and operated pursuant to nonexclusive franchises awarded by local franchising authorities for specified periods of time.

     Cable television revenues principally are derived from monthly fees paid by subscribers, sales of pay-per-view movies and events, sale of advertising time on advertiser supported programming, payment of license and/or launch fees by certain program services and installation charges.

     High-speed cable Internet services deliver typical Internet service provider, or ISP, services, such as e-mail, instant messaging, personal webspace management and personalized home pages, and content. In some cases, AT&T Broadband provides distinct localized content in addition to national content. Subscribers pay a monthly fee for the services they receive, including access to public areas on the Internet. Other revenue streams may be derived from sales of premium content and services, advertising spots, premium placement of media/service providers within the service, and installation service.

     Cable telephone service is a technology that allows cable operators to offer telephone service over the same hybrid fiber/coaxial network that supplies television service. Cable telephone service systems have three basic components -- a headend unit, which is a master telephone switching system; a customer premise unit, which is a set-top box, modem or other piece of equipment that is owned by AT&T Broadband and used by a customer in the customer's home; and a management interface, which is a computer server that resides at the headend and controls the telephone switching systems. Cable operators connect to the public switched telephone network through an interface on the headend unit that conforms to one of several standards. At the customer premise unit, voice transmission is separated from the coaxial cable that goes from the neighborhood splitter to the customer's home and routed to a twisted copper pair connected to the customer's existing inside telephone wiring.

     AT&T Broadband is in the process of developing, testing or offering on a limited basis a variety of new or expanded services, including video on demand, interactive television, targeted advertising, multiple service tiers of high-speed cable Internet service, home networking, multiple ISP offerings and a set of communications services that are designed to work seamlessly over all television, computer and telephone platforms.

TECHNICAL OVERVIEW

     As of December 31, 2001, AT&T Broadband's systems were comprised of approximately 250,000 miles of network passing approximately 24.6 million homes, resulting in a density of slightly less than 100 homes per mile. As of that date, AT&T Broadband's systems were made up of an aggregate of 41 headends in its top 20 markets. As of December 31, 2001, approximately 59% of AT&T Broadband's network was equal to or greater than 750 MHz, approximately 17% of its network was greater than or equal to 550 MHz and less than 750 MHz, and approximately 24% of its network was less than 550 MHz.

     AT&T Broadband's network design calls for a digital two-way active network with a fiber optic trunk system carrying signals via fiber optic cable to nodes, or main points of contact that typically hang from telephone utility poles within its customers' neighborhoods. The signals are transferred to a coaxial network at the node for delivery to its customers. AT&T Broadband has designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity. AT&T Broadband's design allows its systems to have the capability to run multiple separate channel lineups from a single headend and to insert targeted advertisements into specific neighborhoods based on node location.

     The following chart outlines the status of the capacities of AT&T Broadband's cable systems, historically and as of December 31, 2001:

                                              PERCENT OF NETWORK MILES
                                       --------------------------------------
                                                   GREATER THAN OR
                                                   EQUAL TO 550 MHZ   750 OR     PERCENT OF
                                       LESS THAN    AND LESS THAN     GREATER   NETWORK TWO-
                                        550 MHZ        750 MHZ          MHZ      WAY CABLE
                                       ---------   ----------------   -------   ------------
As of December 31, 1999..............     28%             22%           50%          55%
As of December 31, 2000..............     21%             16%           63%          75%
As of December 31, 2001..............     24%             17%           59%          77%

SERVICES

     Cable Television Service. AT&T Broadband offers its customers a wide array of traditional cable television services and programming offerings. AT&T Broadband offers a basic level of service which typically includes from 15 to 25 channels of television programming. As of December 31, 2001, approximately 89% of AT&T Broadband's customers elected to pay an additional amount to receive additional channels under its expanded basic service, which AT&T Broadband calls its Standard Cable package. Premium channels, which AT&T Broadband offers individually or in packages of several channels, are optional add-ons to its basic service.

     AT&T Broadband's cable television services include the following:

     - Basic Service. All of AT&T Broadband's customers receive its basic level of service, which generally consists of local broadcast television and local community programming, including public, educational or governmental, or PEG, programming, and may include a limited number of satellite-delivered channels.

     - Standard Cable. AT&T Broadband's Standard Cable package includes basic service, plus expanded basic. This level of service includes a group of satellite-delivered and non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

     - Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming. AT&T Broadband offers subscriptions to numerous premium channels, including HBO, Cinemax, Starz!, Showtime and The Movie Channel, individually or in packages.

     - Pay-Per-View. These channels allow customers with addressable set-top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

     Through AT&T Digital Cable, AT&T Broadband also offers additional special interest networks, premium channels, pay-per-view, digital music and an interactive on-screen guide, as described under "-- Advanced Services."

     AT&T Broadband's basic subscribers, including its digital cable customers, are served as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                            1998   1999   2000   2001
                                                            ----   ----   ----   -----
                                                                  (IN MILLIONS)
Managed through AT&T Broadband's operating divisions......  11.4   11.3   15.9    13.5
Other non-managed subsidiaries of AT&T Broadband..........   0.5    0.1    0.1     0.1
                                                            ----   ----   ----   -----
Total.....................................................  11.9   11.4   16.0    13.6
                                                            ====   ====   ====   =====

     In addition to the above, the FCC currently attributes AT&T Broadband with the subscribers of various other entities as a consequence of AT&T Broadband's investments in those entities.

     The following table sets forth selected statistical data regarding AT&T Broadband's cable television operations:

                                                       DECEMBER 31,
                                   -----------------------------------------------------
                                      1998          1999          2000          2001
                                   -----------   -----------   -----------   -----------
Homes passed by cable(1)(3)......   19,889,000    19,668,000    28,303,000    24,614,000
Basic service subscribers(3).....   11,948,000    11,408,000    16,041,000    13,560,000
Basic service subscribers as a
  percentage of homes passed.....           60%           58%           57%           55%
Average monthly revenue per basic
  service subscriber(2)(3).......  $     32.24   $     42.97   $     47.63   $     47.69

---------------

(1) Homes passed is based on homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2) Based on video service revenues for the last month of the period, including installation charges and certain other nonrecurring revenues, such as pay-per-view, advertising and home shopping revenues.

(3) Year-end statistics regarding AT&T Broadband's subscribers and homes passed by cable are materially affected by AT&T Broadband's acquisition and divestiture program discussed under "-- Acquisitions and Divestitures." Notable variations arose during 1998, when AT&T Broadband contributed cable systems serving approximately 2,700,000 customers to other persons, and during 2000, when AT&T Broadband acquired approximately 5,000,000 customers from MediaOne.

     Advanced Services. As network upgrades are activated, AT&T Broadband offers new and advanced services, including interactive digital cable and high-speed cable Internet service. In addition, AT&T Broadband offers all-distance telephone services in selected markets.

     Digital Cable. AT&T Broadband offers digital cable service, which includes additional channels on its existing service tiers, the creation of new service tiers and the introduction of multiple packages of premium services. AT&T Broadband's digital cable service also includes an electronic program guide, on demand pay-per-view and up to 30 channels of digital music. In addition, AT&T Broadband offers more premium and special interest networks. AT&T Broadband's interactive digital cable service also allows it to offer TV-formatted information to its customers that has local content and is targeted to a specific system or community. For example, through this service AT&T Broadband offers local weather, sports, news and dining information.

     Below is a summary of operating statistics for digital cable services:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                        1999        2000        2001
                                                      ---------   ---------   ---------
Digital cable customers.............................  1,800,000   2,815,000   3,475,000
Digital penetration as a percentage of basic service
  subscribers.......................................       15.8%       17.5%       25.6%

     AT&T Broadband offers its customers four digital packages -- Bronze, Silver, Gold and Platinum. These packages allow viewers to select the level of services they receive to fit their individual interests.

     High-Speed Cable Internet. AT&T Broadband offers high-speed cable Internet service for personal computers over its networks in all of its upgraded systems.

     Below is a summary of AT&T Broadband's high-speed cable Internet service operating statistics:

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                      1999         2000         2001
                                                    ---------   ----------   ----------
Data marketable homes passed......................  4,974,000   14,523,000   14,937,000
Customers.........................................    207,000    1,060,000    1,512,000
Penetration.......................................        4.2%         7.3%        10.1%

     AT&T Broadband's high-speed cable Internet service enables data to be transmitted substantially faster than through conventional telephone modem technologies, and the cable connection does not interfere with normal telephone activity or usage. AT&T Broadband's high-speed cable Internet service offers unlimited access to public areas on the Internet.

     Until recently, AT&T Broadband and At Home Corporation were parties to a master distribution agreement pursuant to which At Home provided AT&T Broadband with broadband network services and content aggregation necessary for the delivery of high-speed cable Internet services to AT&T Broadband's customers. On September 28, 2001, At Home and its U.S. subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. On November 30, 2001, the bankruptcy court granted a motion made by At Home for authority to reject the master distribution agreement and other similar agreements with other customers of At Home, thereby giving At Home the authority to terminate service to AT&T Broadband and other customers at any time. As a result, on December 1, 2001, At Home terminated service to AT&T Broadband and, in response, AT&T Broadband converted the majority of its customers to a new AT&T-managed network during the first week of December. AT&T Broadband currently provides "AT&T Broadband Internet" branded high-speed cable Internet service to its customers pursuant to an agreement with AT&T to provide certain network and backbone support services to AT&T Broadband. In March 2002, AT&T Broadband entered into an agreement with EarthLink pursuant to which EarthLink will initially launch its high speed Internet service in greater Boston and in the Seattle market.

     Broadband Telephone Service. AT&T Broadband currently offers broadband telephone services to customers in 15 markets using AT&T Broadband's systems' direct, two-way connections to homes. AT&T Broadband utilizes its broadband network to provide local telephone services and resell AT&T long distance services. AT&T Broadband also provides broadband telephone services for the systems operated by Insight Midwest which are located in Kentucky, Indiana and Ohio.

     Below is a summary of AT&T Broadband's operating statistics for broadband telephone services:

                                                                DECEMBER 31,
                                                       -------------------------------
                                                        1999       2000        2001
                                                       -------   ---------   ---------
Telephone-ready homes passed.........................  721,000   6,103,000   6,833,000
Customers............................................    8,000     547,000   1,011,000
Penetration..........................................      1.1%        9.0%       14.8%

     AT&T Broadband's broadband telephone service initiatives progressed substantially in 2000 and 2001. During 2000, AT&T Broadband increased the number of markets in which it offers telephone service from ten to 16, and increased its customer base from 8,000 to 547,000. As of December 31, 2001, AT&T Broadband offered broadband telephone services in: Atlanta, Boston, the San Francisco Bay Area, Chicago, Dallas, Denver, Hartford, Jacksonville, Twin Cities, Pittsburgh, Richmond, Seattle, Salt Lake City, Southern California and Portland, Oregon. AT&T Broadband offers a variety of options and calling plans with various price points. These options and calling plans range from basic one line service to multiple lines with full feature functionality.

     Advertising. AT&T Broadband sells advertising time on satellite-delivered program services such as CNN, Discovery, ESPN and Lifetime, and on local channels. In addition to the sale of advertising time to local and regional advertisers, AT&T Broadband participates in the national spot advertising marketplace through its sales representation arrangement with and investment in National Cable Communications, LLC, a partnership that represents cable systems in the sale of time to national spot advertisers.

STRATEGY

     AT&T Broadband's strategy is to utilize the technological capabilities of its broadband cable systems to be a full-service provider of entertainment, information and communications services in the markets it serves. To implement this strategy, AT&T Broadband continues to upgrade its cable systems to allow it to deliver more information and entertainment services and to provide for two-way communications capability. Continuing the upgrade of its cable systems is expected to enhance AT&T Broadband's ability to increase penetration of advanced services, including digital cable, high-speed cable Internet service and all-distance telephone service. Providing quality customer service also is a key element of AT&T Broadband's strategy. Throughout its operations, AT&T Broadband focuses on achieving reliable customer service with financial results comparable to the overall cable industry.

ACQUISITIONS AND DIVESTITURES

     AT&T Broadband has sought to improve the geographic footprint of its cable systems by selectively exchanging its cable systems for systems of other cable operators or acquiring systems in close proximity to its systems. In this regard, AT&T Broadband completed a significant number of transactions in 2000 and 2001 that substantially changed the size and profile of its cable system network. The principal transactions are described below:

     - In January 2000, a subsidiary of AT&T Broadband sold its entire 50% interest in Lenfest to a subsidiary of Comcast. In consideration for its 50% interest, AT&T Broadband received 47,289,843 shares of Comcast Special Class A common stock.

     - In February 2000, AT&T Broadband redeemed a portion of its interest in Bresnan Communications LLC for $285 million in cash. AT&T Broadband then contributed its remaining interest in Bresnan to CC VIII, LLC, in exchange for a preferred ownership interest.

     - In March 2000, AT&T Broadband redeemed approximately 50.3 million shares of AT&T common stock held by Cox in exchange for stock of a subsidiary of AT&T Broadband owning cable television systems serving approximately 312,000 customers, AT&T Broadband's interest of $1,088 million in certain investments, $878 million of franchise costs and $503 million of other net assets.

     - In April 2000, AT&T Broadband contributed 103,000 subscribers into a joint venture with Midcontinent Media, Inc. in exchange for a 50% interest in Midcontinent Communications, a general partnership.

     - In June 2000, MediaOne merged into a subsidiary of AT&T, whereby AT&T Broadband acquired approximately 5 million basic cable subscribers, 0.2 million digital video subscribers, 0.3 million high-speed cable Internet service subscribers and 0.1 million broadband telephone service subscribers.

     - Effective December 31, 2000, AT&T Broadband transferred systems serving approximately 770,000 subscribers primarily located in Washington D.C., Florida, Georgia, Michigan, New Jersey and Pennsylvania to Comcast in exchange for systems serving approximately 700,000 subscribers primarily located in Sacramento, California, Longmont, Colorado, Florida, Georgia and Chicago, Illinois.

     - In January 2001, AT&T Broadband transferred 98,400 subscribers to Insight Communications Company, Inc. In a subsequent transaction, AT&T Broadband contributed 247,500 additional subscribers in the Illinois markets to Insight Midwest, a partnership owned 50% by AT&T Broadband and 50% by Insight Communications, and Insight Communications also contributed additional subscribers to the partnership. The expanded joint venture continues to be managed by Insight Communications.

     - In January 2001, AT&T Broadband acquired 358,000 subscribers in the Boston metropolitan area from Cablevision and transferred 130,000 New York subscribers, 44 million shares of AT&T common stock valued at approximately $871 million and approximately $204 million in cash to Cablevision.

     - On January 5, 2001, AT&T Broadband completed an exchange whereby AT&T Broadband contributed approximately 82,000 subscribers in the Corpus Christi, Texas area to Texas Cable Partners, L.P., a partnership in which AT&T Broadband holds a 50% partnership interest' and AT&T Broadband received from Texas Cable Partners, L.P. approximately 97,000 subscribers in areas surrounding the Dallas, Texas metropolitan area.

     - On March 1, 2001, AT&T Broadband completed an exchange with CableOne, Inc. whereby AT&T Broadband received approximately 105,000 subscribers in the Santa Rosa/Modesta, California area from CableOne, Inc.; and AT&T Broadband transferred approximately 149,000 subscribers in Idaho, Oregon, and Washington to CableOne, Inc.

     - On April 30, 2001, a subsidiary of AT&T sold to Comcast certain cable systems attributed to AT&T Broadband serving approximately 590,000 subscribers in Delaware, New Mexico, Maryland, New Jersey, Pennsylvania and Tennessee in exchange for 63.9 million shares of AT&T common stock valued at $1,423 million.

     - On June 29, 2001, a subsidiary of AT&T sold to MediaCom Communications Corporation cable systems attributed to AT&T Broadband serving approximately 94,000 customers in Missouri for approximately $295 million in net cash.

     - Effective June 30, 2001, a subsidiary of AT&T transferred to Charter cable systems attributed to AT&T Broadband serving approximately 563,000 customers in Alabama, California, Illinois, Missouri and Nevada. AT&T Broadband, through its attributed entities, received $1,497 million in net cash, $222 million in cash restricted for future acquisitions of cable systems, and a cable system in Florida serving 9,000 customers.

     - Effective June 30, 2001, AT&T, together with certain subsidiaries attributed to AT&T Broadband transferred its 99.75% interest in an entity owning the Baltimore, Maryland cable television system, serving approximately 115,000 customers, to Comcast for approximately $510 million.

     - On July 18, 2001, a subsidiary of AT&T sold to MediaCom cable systems attributed to AT&T Broadband serving approximately 710,000 customers in Georgia, Iowa and Illinois for approximately $1,724 million in net cash.

     - On December 17, 2001, a subsidiary of AT&T and Adelphia closed a transaction in which certain cable systems attributable to AT&T Broadband serving approximately 128,000 customers in central Pennsylvania and Ohio were sold to Adelphia for approximately $245 million in cash and Adelphia Class A Common stock valued at approximately $73 million.

SALES, MARKETING AND BILLING

     AT&T Broadband's marketing programs and campaigns offer a variety of services packaged and tailored to its markets. AT&T Broadband markets its services through promotional campaigns and local media and newspaper advertising, through telemarketing, direct mail advertising, online selling and in person selling. In addition, AT&T Broadband reserves a portion of its inventory of locally inserted cable television advertising to market its services.

     AT&T Broadband is party to an agreement under which it purchases certain billing services from CSG Systems, Inc. ("CSG"). Unless terminated by either party pursuant to terms of the agreement, the agreement expires on December 31, 2012. On March 13, 2002, AT&T Broadband informed CSG that AT&T Broadband is considering the initiation of an arbitration against CSG relating to a Master Subscriber Management System Agreement that the two companies entered into in 1997. Pursuant to the Master Agreement, CSG provides billing support to AT&T Broadband. AT&T Broadband's decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the Master Agreement. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly, and for a period of not less than 30 days, in an effort to resolve the dispute. In the event that this process results in the termination of the Master Agreement, AT&T Broadband may incur significant costs in connection with its replacement of these billing services and may experience temporary disruptions to its operations.

PROGRAMMING SUPPLIERS

     AT&T Broadband has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per customer or a percentage of its gross receipts for the particular service. AT&T Broadband has entered into long-term agreements with several programming suppliers, including ABC/Disney, AOL Time Warner, CBS/Viacom, NBC, News Corp. and Starz! Encore. Certain of these agreements provide for a flat fee or guaranteed payment obligation regardless of subscriber levels. AT&T Broadband's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to AT&T Broadband.

     AT&T Broadband's programming costs have increased substantially in recent years due to additional programming being provided to its customers, increased costs to produce or purchase programming, inflationary increases and other factors affecting the cable television industry.

     AT&T Broadband also has various retransmission consent arrangements with commercial broadcast stations, which expire at various times over the next ten years, with a significant portion expiring prior to December 31, 2002. None of these consent arrangements requires payment of fees for carriage. However, AT&T Broadband does provide non-cash consideration, including entering into agreements with certain broadcast networks to carry satellite-delivered cable programming that is affiliated with the broadcast network.

AGREEMENTS WITH LIBERTY MEDIA

     AT&T Broadband is a party to various arrangements with Liberty Media. Effective August 2001, Liberty Media was split off from AT&T and is no longer an affiliate of AT&T Broadband.

     Preferred Vendor Status. AT&T Broadband has granted Liberty Media preferred vendor status with respect to access, timing and placement of new programming services. This means that AT&T Broadband must use its reasonable efforts to provide digital basic distribution of new services created by Liberty Media and its affiliates, on mutual "most favored nation" terms and conditions, and otherwise consistent with industry practices, subject to the programming meeting standards that are consistent with the type, quality and character of AT&T Broadband's cable services as they may evolve over time.

     Extension of Term of Affiliation Agreements. AT&T Broadband has agreed to extend any existing affiliation agreement of Liberty Media and its affiliates that expires on or before March 9, 2004, to a date not before March 9, 2009, if most favored nation terms are offered and the arrangements are consistent with industry practice.

     Interactive Video Services. AT&T Broadband has agreed to enter into arrangements with Liberty Media for interactive video services under one of the following two arrangements, which will be at the election of AT&T Broadband:

     - Pursuant to a five-year arrangement, renewable for an additional four-year period on then-current most favored nation terms, AT&T Broadband will make available to Liberty Media capacity equal to one 6 MHz channel, in digital form and including interactive enablement, first screen access and hot links to relevant web sites -- all to the extent implemented by AT&T Broadband cable systems, to be used for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. The foregoing, however, will not compel AT&T Broadband to disrupt other programming or other channel arrangements. The interactive video services are to be accessible through advanced set-top boxes deployed by AT&T Broadband, except that, unless specifically addressed in a mutually acceptable manner, AT&T Broadband will have no obligation to deploy set-top boxes of a type, design or cost materially different from that it would otherwise have deployed. The content categories may include, among others, music, travel, health, sports, books, personal finance, automotive, home video sales and games.

     - AT&T Broadband may enter into one or more mutually agreeable ventures with Liberty Media for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. Each venture will be structured as a 50/50 venture for a reasonable commercial term, and will provide that, for the duration of such term, Liberty Media and AT&T Broadband will not provide interactive services in the category(s) of interactive video services provided through the venture(s) other than the joint venture services in the applicable categories. When the distribution of interactive video services occurs through a venture arrangement, AT&T Broadband will share in the revenue and expense of the provision of the interactive services pro rata to its ownership interest in lieu of the commercial arrangements described in the preceding paragraph. At the third anniversary of the formulation of any such venture, AT&T Broadband may elect to purchase Liberty Media's ownership interest in the venture at fair market value. Liberty Media and AT&T Broadband have agreed to endeavor to make any such transaction tax efficient to Liberty Media.

     At the date of this document, AT&T Broadband has not entered into any further agreements with Liberty Media regarding the distribution of specific interactive television channels. As a result, the exact terms under which AT&T Broadband may provide carriage of these channels has not been determined, and AT&T Broadband has not made any election between the alternative carriage arrangements described above. Although AT&T Broadband will continue to endeavor to negotiate agreements with Liberty Media concerning distribution of interactive channels within the framework of the above arrangement, there can be no assurance that AT&T Broadband will be able to conclude any such agreement on acceptable terms.

     Affiliation Agreements. AT&T Broadband is party to affiliation agreements pursuant to which it purchases programming from Liberty Media's subsidiaries and affiliates. Some of these agreements provide for penalties and charges in the event the supplier's programming is not carried on AT&T Broadband's cable systems or not delivered to a contractually specified number of customers. Charges to AT&T Broadband for such programming are generally based upon customary rates and often provide for payments to AT&T Broadband by Liberty Media's subsidiaries and business affiliates for marketing support.

     In July 1997, AT&T Broadband's predecessor, TCI, and AT&T Broadband's subsidiary, Satellite Services, Inc., entered into a 25-year affiliation term sheet with Starz Encore Group, formerly Encore Media Group, pursuant to which AT&T Broadband may be obligated to make fixed monthly payments in exchange for unlimited access to Encore and Starz! programming. The commitment increases annually from $288 million in 2001 to $315 million in 2003, and will increase annually through 2022 with inflation. The affiliation term sheet further provides that to the extent Starz Encore Group's programming costs increase above certain levels, AT&T Broadband payments under the term sheet will be increased in proportion to the excess. Excess programming costs that may be payable by AT&T Broadband in future years are not presently estimable, and could be significant. By letter dated May 29, 2001, AT&T Broadband disputed the enforceability of the excess programming pass through provisions of the term sheet and questioned the validity of the term sheet as a whole. AT&T Broadband also raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore Group filed suit seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, AT&T Broadband and Starz Encore Group agreed to stay the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. The Court granted the stay on October 30, 2001. The terms of the stay order allow either party to petition the Court to lift the stay after April 30, 2002 and to proceed with the litigation.

OTHER ASSETS

     Joint Ventures. AT&T Broadband possesses a number of investments in companies, joint ventures and partnerships, the most significant of which are Time Warner Entertainment, Insight Midwest and Texas Cable Partners.

     Time Warner Entertainment. Time Warner Entertainment is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., HBO and the cable television businesses owned and operated by Time Warner prior to that time. AT&T Broadband's current interest in Time Warner Entertainment was acquired by AT&T Broadband in connection with the MediaOne acquisition. Currently, AT&T Broadband, through its wholly owned subsidiaries, owns limited partnership interests representing 25.51% of the pro rata senior priority (Series A) capital and residual equity capital of Time Warner Entertainment. The remaining 74.49% limited partnership interests in the Series A capital and residual capital of Time Warner Entertainment, as well as 100% of the junior priority (Series B) capital of Time Warner Entertainment, are held by subsidiaries of AOL Time Warner. Subsidiaries of AOL Time Warner act as the general partners of Time Warner Entertainment, and AT&T is not involved in the management or operation of the partnership or its business but has certain protective governance rights pertaining to certain limited significant matters relating to Time Warner Entertainment, such as the dissolution or merger or voluntary bankruptcy of Time Warner Entertainment.

     On February 28, 2001, AT&T submitted a request to Time Warner Entertainment, pursuant to the Time Warner Entertainment partnership agreement, that Time Warner Entertainment reconstitute itself as a corporation and register for sale in an initial public offering an amount of partnership interests held by AT&T Broadband (up to the full amount held by AT&T Broadband) determined by an independent investment banking firm so as to provide sufficient trading liquidity and minimize any initial public offering discount. Under the Time Warner Entertainment partnership agreement, upon this request, AT&T Broadband and Time Warner are to cause an independent investment banker to determine both such registrable amount of partnership interests and the price at which the registrable amount could be sold in a public offering. The partnership agreement provides that, upon determination of the registrable amount and the appraised value of the registrable amount, Time Warner Entertainment may elect not to register these interests, but instead to allow AT&T Broadband the option to require that Time Warner Entertainment purchase the registrable amount at the appraised value, subject to certain adjustments. If AT&T Broadband does put the registrable amount to Time Warner Entertainment under such circumstances, Time Warner Entertainment may call the remainder of AT&T Broadband's interest in Time Warner Entertainment at a price described in the Time Warner Entertainment partnership agreement. If Time Warner Entertainment elects to register the interests, then Time Warner Entertainment must promptly use its best efforts to cause the partnership to be in a position to be reconstituted as a corporation and to effect an initial public offering. However, Time Warner Entertainment may have an option to purchase these interests immediately prior to the time the public offering would otherwise have been declared effective by the SEC at the proposed public offering price less underwriting fees and discounts if the proposed public offering price (as determined by the managing underwriter) is less than 92.5% of the appraised value. If, at the conclusion of this process, AT&T Broadband has any remaining interests in Time Warner Entertainment, AT&T Broadband will have the right to request registration of those interests for public sale after July 1, 2002 if no public offering of Time Warner Entertainment shall have taken place, or 18 months after a public offering pursuant to AT&T Broadband's request.

     On February 28, 2001, AT&T Broadband agreed to suspend the registration rights process until March 15, 2001. Since then, AT&T Broadband and AOL Time Warner have been engaged in discussions regarding the retention of a mutually satisfactory investment banker to perform the appraisals of Time Warner Entertainment under the Time Warner Entertainment partnership agreement.

     If the procedures described above do not result in the disposition by AT&T Broadband of its entire interest in Time Warner Entertainment, then under the terms of the Time Warner Entertainment partnership agreement, AT&T may be required to offer Time Warner Entertainment the opportunity to repurchase the remaining interest in the partnership before the AT&T Comcast Transaction may be completed in its current form.

     AT&T has an option to increase its Series A priority capital and residual capital interests in Time Warner Entertainment by an amount determined by reference to a formula in the option agreement following an appraisal by an independent appraiser. On March 25, 2001, the appraisal of Time Warner Entertainment under the option agreement was completed by an independent appraiser jointly engaged by AT&T Broadband and AOL Time Warner. Based on this appraisal, upon full exercise of the option on a cashless basis, AT&T's interest in Time Warner Entertainment will increase by 2 percentage points to 27.51% of the Series A priority capital and residual equity capital. AT&T has 45 days from March 25, 2001 to exercise the option, which it expects to do on a cashless basis.

     Insight Midwest, L.P. Insight Midwest is a Delaware limited partnership formed in 1999 which currently owns and operates certain cable systems in Indiana, Kentucky, Illinois, Georgia and Ohio. AT&T Broadband holds a 50% limited partnership interest and Insight Communications holds a 50% general partnership interest in Insight Midwest. The business of the partnership is managed by Insight Communications, as the general partner, although certain matters also require the approval of AT&T Broadband. Insight Midwest currently has approximately 1.2 million cable video subscribers.

     Texas Cable Partners, L.P. Texas Cable Partners is a Delaware limited partnership formed in December 1998 to own and operate certain cable systems in Texas. The partnership is owned 50% by AT&T Broadband and 50% by the Time Warner Entertainment-Advance/Newhouse Partnership, approximately two-thirds of which is owned by Time Warner Entertainment. The general manager of Texas Cable Partners is Time Warner Cable, a division of Time Warner Entertainment, although certain governance matters require the approval of the management committee on which the Time Warner Entertainment-Advance/Newhouse Partnership and AT&T Broadband have equal representation. Texas Cable Partners currently has approximately 1.1 million cable video subscribers.

     Other Investments. AT&T Broadband has interests in a number of different joint ventures and companies.

                    LEGISLATIVE AND REGULATORY DEVELOPMENTS

BUSINESS SERVICES AND CONSUMER SERVICES

     Telecommunications Act of 1996. In February 1996, the Telecommunications Act became law. The Telecommunications Act, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services. The Telecommunications Act permits a regional phone company to provide interexchange services originating in any state in its region after it demonstrates to the FCC that this provision is in the public interest and it satisfies the conditions for developing local competition established by the Telecommunications Act.

     In August 1996, the FCC adopted rules and regulations, including pricing rules, to implement the local competition provisions of the Telecommunications Act, including with respect to the terms and conditions of interconnection with local exchange carrier networks and the standards governing the purchase of unbundled network elements and wholesale services from local exchange carriers. These rules and regulations rely on state public utility commissions, or PUCs, to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC.

     On July 18, 1997, the Eighth Circuit Court of Appeals issued a decision holding that the FCC lacked authority to establish pricing rules to implement the sections of the local competition provisions of the Telecommunications Act applicable to interconnection with incumbent local exchange carrier networks and the purchase of unbundled network elements and wholesale services from incumbent local exchange carriers. Accordingly, the Eighth Circuit Court of Appeals vacated the rules that the FCC had adopted in August 1996, and that had been stayed by the Court since September 1996. On October 14, 1997, the Eighth Circuit Court of Appeals vacated an FCC rule that prohibited incumbent local exchange carriers from separating network elements that are combined in an incumbent local exchange carrier's network, except at the request of the competitor purchasing the elements. This decision increased the difficulty and cost of providing competitive local service through the use of unbundled network elements purchased from incumbent local exchange carriers.

     On January 25, 1999, the Supreme Court issued a decision reversing the Eighth Circuit Court of Appeals' holding that the FCC lacks jurisdiction to establish pricing rules applicable to interconnection and the purchase of unbundled network elements, and the Eighth Circuit Court of Appeals' decision to vacate the FCC's rule prohibiting incumbent local exchange carriers from separating network elements that are combined in an incumbent local exchange carrier's network. The effect of the Supreme Court's decision was to reinstate the FCC's rules governing pricing and the separation of unbundled network elements. The pricing issues were then remanded to the Eighth Circuit Court of Appeals to consider the incumbent local exchange carriers' claims that, although the FCC has jurisdiction to adopt pricing rules, the rules it adopted are not consistent with the applicable provisions of the Telecommunications Act. The Supreme Court also vacated the FCC's rule identifying and defining the unbundled network elements that incumbent local exchange carriers are required to make available to new entrants, and directed the FCC to reexamine this issue in light of the standards mandated by the Telecommunications Act.

     In response to the Supreme Court's decision, in November 1999, the FCC completed its reexamination of, and released an order identifying and defining, the unbundled network elements that incumbent local exchange carriers are required to make available to new entrants. That order re-adopted the original list of elements, with certain limited exceptions. An association of incumbent local exchange carriers has appealed the FCC's order to the District of Columbia Circuit Court of Appeals, and has asked this Court to hear the appeal on an expedited basis. A number of parties, including AT&T and other incumbent local exchange carriers, have petitioned the FCC to reconsider and/or clarify its order. The FCC has moved to hold the appeal in abeyance pending its disposition of the reconsideration petitions. In addition, in December 2001 the FCC opened a proceeding in which it proposes to review the availability of unbundled network elements based on current market conditions. The FCC has proposed to respond to issues raised in the earlier reconsideration petitions in this new docket.

     In July 2000, the Eighth Circuit Court of Appeals issued a decision addressing the incumbent local exchange carriers' claims that the FCC's pricing rules are not consistent with the applicable provisions of the Telecommunications Act. It rejected the incumbent local exchange carriers' claims that the prices for network elements must be based on their "historical costs" rather than, as the FCC had held, their "forward-looking" costs. It also held, however, that the FCC rule providing that forward-looking costs should be calculated on the basis of the cost of the most efficient alternatives was contrary to the Telecommunications Act. The Eighth Circuit Court of Appeals then stayed this ruling to enable the parties to seek review before the Supreme Court, so the FCC's rules remain in effect until the Supreme Court decides the case. The Supreme Court agreed to review the Eighth Circuit Court of Appeals' decision, and a decision by the Supreme Court is anticipated by the end of June 2002. The Supreme Court will be considering the claims of AT&T, the FCC and others that the Eighth Circuit Court of Appeals erred by invalidating the FCC rule, and the claim by the incumbent local exchange carriers that the Eighth Circuit Court of Appeals erred by not requiring prices to be based on their historical cost. The Supreme Court is also considering the Eighth Circuit's decision that incumbent local exchange carriers are not required to provide competitors with "new" combinations of unbundled network elements.

     The Eighth Circuit Court of Appeals also invalidated the FCC's rules setting the pricing methodology for resold local services. That aspect of its decision was not stayed and will not be reviewed by the Supreme Court. The effect of the most recent decision by the Eighth Circuit Court of Appeals is to increase the risks, costs, difficulties, and uncertainty of entering local markets through using the incumbent local exchange carriers' facilities and services.

     In addition, the United States House of Representatives has passed legislation that would permit the regional phone companies to provide certain long distance services without satisfying the Telecommunications Act's checklist of conditions and also would substantially reduce the regional phone companies' obligations to provide AT&T and other local competitors with the facilities needed to provide competitive local services, particularly high speed data services. The prospects that the United States Senate will pass such legislation remain uncertain. The FCC also opened a proceeding in February 2002 that could limit the obligations of the regional phone companies to provide AT&T and other local competitors with access to facilities needed to provide high speed data services. This proceeding, and the other FCC proceedings referenced above could also reduce the regional phone companies obligations to provide facilities to AT&T and other local competitors, and could accelerate the regional phone companies' ability to provide long distance services.

     In view of the proceedings pending before the Supreme Court, the District of Columbia Circuit Court of Appeals, the FCC and state PUCs and possible legislation, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

     Regulation of Rates. AT&T is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. From July 1989 to October 1995, the FCC regulated AT&T under a system known as "price caps" whereby AT&T's prices, rather than its earnings, were limited. On October 12, 1995, recognizing a decade of enormous change in the long distance market and finding that AT&T lacked market power in the interstate long distance market, the FCC reclassified AT&T as a "non-dominant" carrier for its domestic interstate services. Subsequently, the FCC determined that AT&T's international services were also non-dominant. As a result, AT&T became subject to the same regulations as its long distance competitors for these services. Thus, AT&T was no longer subject to price cap regulation for these services, was able to file tariffs that are presumed lawful on one day's notice, and was free of other regulations and reporting requirements that apply only to dominant carriers.

     In subsequent orders, the FCC decided to exercise its authority to forbear from requiring non-dominant carriers to file tariffs for their services; first for domestic interstate services and then for international services. As a result, non-dominant carriers, including AT&T, have implemented mechanisms other than tariffs to establish the terms and conditions that apply both to domestic, interstate telecommunications services and international services, effective August 1, 2001. Accordingly these mechanisms apply to virtually all of AT&T's interstate and international telecommunications services.

     In May 1997, the FCC adopted orders relating to price caps, access reform and universal service that substantially revised the level and structure of access charges that AT&T, as a long distance carrier, pays to incumbent local exchange carriers. Under the price cap order, local exchange carriers were required to reduce their price cap indices by 6.5% annually, less an adjustment for inflation, which has resulted in significant reductions in access charges that long distance companies pay to local exchange carriers. The access reform order permitted increased flat-rate assessments to multiline business customers and to residential customers other than for the primary telephone line. AT&T has agreed to pass through to consumers any savings to AT&T as a result of these access charge reforms. Consequently, AT&T's results after June 1997 reflect lower revenue per minute of usage and lower access and other interconnection costs per minute of usage.

     In May 2000, the FCC adopted the CALLS order for the price cap local exchange carriers, which made additional significant access and price cap changes. The CALLS order reduced by $3.2 billion during 2000 the interstate access charges that AT&T and other long distance carriers paid to these local exchange carriers for access to their networks, and established target access rates for the long distance carriers companies, which, over the next two years, will result in further reductions, albeit of a much smaller magnitude. Once the target rates are reached, the annual price reductions required by the price cap order no longer apply. In addition, the CALLS order removed implicit subsidies from access charges and converted them into an explicit, portable subsidy administered as part of the universal service program described below. Also, under the CALLS order, the caps on certain line-based costs that do not vary with usage have been increased so that these costs increasingly are recovered from end user customers. These restructurings allowed the reduction in access charges assessed on long distance carriers on a usage basis. As part of the CALLS order, AT&T agreed to pass through to customers access charge reductions over the five-year life of the CALLS order and made certain other commitments regarding the rate structure of certain residential long distance offerings. The FCC CALLS order was recently reversed and remanded in part, and is the subject of ongoing remand proceedings before the FCC.

     Under the August 1999 local exchange carrier pricing flexibility order, which was affirmed by the District of Columbia Circuit Court of Appeals in February 2001, the FCC established certain triggers that enable the price cap local exchange carriers to obtain pricing flexibility for their interstate access services, including Phase II relief that permits them to remove these services from price cap regulation. Although these triggers purportedly indicate a competitive presence, they may allow for premature deregulation that could force access rates upwards.

     Finally, in the universal service order, the FCC adopted a new mechanism for funding universal service, which includes programs that defray the costs of telephone service in high-cost areas, for low-income consumers, and for schools, libraries and rural health care providers. Specifically, the FCC expanded the set of carriers that must contribute to support universal service from solely long distance carriers to all carriers, including local exchange carriers, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only local exchange carriers to any eligible carrier providing local service to a customer, including AT&T Consumer Services as a new entrant in local markets. The universal service order also adopted measures to provide discounts on telecommunications services, Internet access and inside wiring for eligible schools and libraries and on telecommunications services only for rural health care providers. The mechanism used to collect universal service contributions relies on historical revenues, which disproportionately shifts the burden of these programs to carriers that are losing market share, like AT&T in the long distance market, to carriers that are growing market share. The FCC is currently considering reform of this mechanism.

     AT&T remains subject to the statutory requirements of Title II of the Communications Act of 1934, as amended. AT&T must offer telecommunications services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. It also is subject to the FCC's complaint process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction or impairment of service.

     In addition to the matters described above with respect to the Telecommunications Act, PUCs or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate AT&T's local and intrastate communications services. The system of regulation applied to AT&T's intrastate and local communications services varies from state to state and generally includes various forms of pricing flexibility rules. AT&T's services are not regulated in the states through rate of return regulation.

CABLE REGULATION AND LEGISLATION

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation.

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

     Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which regulation limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced effective competition in their local franchise area. U.S. federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of various conditions, such as the penetration of competitive video services to 15% of the households in a cable system's franchise area.

     Although the FCC establishes all cable rate rules, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service -- the basic service tier, which typically contains local broadcast stations and PEG access channels. Before a local franchising authority begins basic service tier rate regulation, it must certify to the FCC that it will follow applicable U.S. federal rules, and many local franchising authorities have voluntarily declined to exercise this authority. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under U.S. federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

     The FCC historically administered rate regulation of any cable programming service tiers (i.e., all tiers other than the basic service tier), which typically contain satellite-delivered programming. Under the Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates ended on March 31, 1999.

     Cable Entry into Telecommunications. The Telecommunications Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the Telecommunications Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that local franchising authorities may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The Telecommunications Act prohibits local franchising authorities from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that local franchising authorities argue they can seek "institutional networks" as part of these franchise negotiations.

     Cable operators that provide telecommunications services and cannot reach agreement with local utilities over pole attachment rates in states that do not regulate pole attachment rates will be subject to a methodology prescribed by the FCC for determining the rates. These rates may be higher than those paid by cable operators that do not provide telecommunications services.

     The favorable pole attachment rates afforded cable operators under U.S. federal law can be increased by utility companies owning the poles during a five-year phase-in period beginning in 2001 if the cable operator provides telecommunications service as well as cable service over its plant. The FCC clarified that a cable operator's provision of cable Internet service does not affect the favorable pole rates, but a recent decision by the Eleventh Circuit Court of Appeals disagreed. In January 2002, the U.S. Supreme Court overturned the Eleventh Circuit decision and upheld the applicability of the more favorable FCC-prescribed pole rates regardless of the delivery of Internet services.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators, as well as the courts. One critical component of the Telecommunications Act intended to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local exchange carrier must allow new competing telecommunications providers to connect to the local telephone distribution system. A number of implementation details are subject to ongoing regulatory and judicial review, but the basic requirement is now well established. At the same time, incumbent local exchange carriers continue to make it difficult for competitors to lease and use parts of their network in order to provide competing services. Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on local exchange carrier buyouts (i.e., any ownership interest exceeding 10%) of co-located cable systems, cable operator buyouts of co-located local exchange carrier systems, and joint ventures among cable operators and local exchange carriers in the same market. The Telecommunications Act provides a few limited exceptions to this buyout prohibition.

     Cable Systems Providing Internet Service. Although there is at present no significant U.S. federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports and a declaratory ruling finding no immediate need to impose this regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and in the Congress that would require cable operators to provide "open access" to unaffiliated ISPs and on-line service providers. The Federal Trade Commission and the FCC recently imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators. Some states and local franchising authorities may seek to impose franchise conditions related to Internet access as part of cable franchise renewals or transfers. AT&T Broadband has completed a technical and operational trial to test how multiple ISPs can offer high-speed, always-on cable Internet service over a hybrid fiber/coaxial network. In March 2002, AT&T Broadband entered into an agreement with Earthlink pursuant to which Earthlink will initially launch it high speed Internet service in greater Boston and in the Seattle market.

     Cable Television Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of multichannel video subscribers (including cable, direct broadcast satellite, Satellite Master Antenna Television, MMDS and other subscribers) that a cable operator may reach nationwide through cable systems in which it holds an attributable interest. The FCC stayed the effectiveness of its ownership limits pending judicial review. In January, 2000, the FCC lifted its stay of the 30% subscriber limit.

     In its June 2000 ruling on the MediaOne acquisition, the FCC allowed the MediaOne acquisition to go forward, but required AT&T to elect one of three divestiture options to come into compliance with the 30% ownership cap. Specifically, AT&T was required to either (1) divest its interest in Time Warner Entertainment, (2) terminate its involvement in Time Warner Entertainment's video programming activities, which would require divestiture of substantially all of AT&T's video programming interests, including its interest in Liberty Media, or (3) divest interests in cable systems. Compliance, or arrangements for compliance, was required by May 2001. The FCC order also established safeguards restricting AT&T Broadband's communication with Time Warner Entertainment, as well as its communication with, and participation in, Board meetings for iN DEMAND and certain other video programming services.

     The FCC previously adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the activated channels on each of the cable operator's systems. These "channel occupancy" rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

     In March 2001, the D.C. Circuit Court of Appeals struck down the rules adopted by the FCC pertaining to ownership and channel occupancy and remanded the issues back to the FCC for further review. Following this decision, the FCC initiated a rulemaking proceeding to determine what cable ownership and channel occupancy limits, if any, can and should be implemented in light of the court's decision. The FCC also suspended the compliance deadlines initially provided in its order related to the MediaOne acquisition pending the outcome of the FCC's new rulemaking proceeding.

     The Telecommunications Act eliminated statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but left in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The broadcast/cable cross ownership restriction were challenged in court on First Amendment and other grounds. In February 2002, the D.C. Circuit Court of Appeals vacated the FCC's regulations so this ban is no longer in effect. The Telecommunications Act leaves in place existing restrictions on cable cross-ownership with Satellite Master Antenna Television and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations that permit cable operators to own and operate Satellite Master Antenna Television systems within their franchise area, provided that this operation is consistent with local cable franchise requirements.

     Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station, i.e., must carry, or negotiating for payments for granting permission to the cable operator to carry the station, i.e., retransmission consent. Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g., a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on AT&T Broadband's business. The burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry simultaneously all analog and digital services transmitted by the television stations during the multi-year transition in which a single broadcast licensee is authorized to transmit both an analog and a digital signal, or if the FCC determines that, post-transition, a cable operator is required to carry all of the multicast services in a broadcaster's digital feed, as opposed to just the "primary video" service. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling, and also decided that only the broadcaster's primary video service must be carried by the cable operator. At the same time, however, it initiated further fact gathering, which, ultimately, could lead to a reconsideration of these conclusions.

     Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for non-commercial PEG access programming. U.S. federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity, up to 15%, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

     "Anti-Buy Through" Provisions. U.S. federal law requires each cable system to permit customers to purchase premium services or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitation does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period on a case-by-case basis if deemed necessary pursuant to a specific waiver petition.

     Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors, such as direct broadcast satellite and MMDS distributors. This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements, or preferred pricing or non-price terms, to AT&T Broadband. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers that are not affiliated with cable operators to all program access requirements. The FCC is currently considering whether the exclusivity restrictions of the program access rules should be allowed to sunset, on October 5, 2002, or whether an extension of these restrictions is required to continue to assist cable's competitors. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and direct broadcast satellite.

     Inside Wiring; Subscriber Access. FCC rules require an incumbent cable operator, upon expiration of a multiple dwelling unit service contract, to sell, abandon or remove "home run" wiring that was installed by the cable operator in the multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers that are willing to pay the building owner a higher fee, where a higher fee is permissible. The FCC also has proposed abrogating or severely restricting all existing and future exclusive multiple dwelling unit service agreements held by incumbent cable operators, but allowing these contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennae on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements that otherwise prohibit, for example, placement of digital broadcast satellite receiver antennas in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it more difficult for AT&T Broadband to provide service in multiple dwelling unit complexes.

     Customer Equipment Regulation. Cable customer equipment is subject to rate regulation unless the cable system is deemed by the FCC to face effective competition. In addition, the FCC ruled that cable customers must be allowed to purchase cable converters and other such navigation device equipment from third parties, such as retailers, and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from non-security functions, which then could be supplied by third-party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in some locations, so AT&T Broadband and several other cable operators filed a request at the FCC that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems.

     The separate security module requirement applies to all digital and "hybrid" devices (i.e., devices that access both analog and digital services), but not to analog-only devices. So long as multichannel video providers subject to the rules comply with the separate security module requirement, they may continue to provide "integrated devices" (i.e., navigation devices containing both embedded security and non-security functions) to their customers until January 1, 2005, at which time they will be barred from placing these devices in service. AT&T Broadband has advocated the elimination of this "integrated box ban."

     Other Regulations of the FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

     - equal employment opportunity (currently suspended as a result of a judicial ruling, although the FCC recently has sought to reimpose a subset of these rules);

     - subscriber privacy;

     - programming practices, including, among other things,

     - syndicated program exclusivity, which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system that duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

     - network program nonduplication,

     - local sports blackouts,

     - indecent programming,

     - lottery programming,

     - political programming,

     - sponsorship identification,

     - children's programming advertisements,

     - closed captioning; and

     - video description;

     - registration of cable systems and facilities licensing;

     - maintenance of various records and public inspection files;

     - aeronautical frequency usage;

     - lockbox availability;

     - antenna structure notification;

     - tower marking and lighting;

     - consumer protection and customer service standards;

     - technical standards;

     - consumer electronics equipment compatibility; and

     - emergency alert systems.

     The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL/Time Warner merger, is in its earliest stages.

     The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Copyright. Cable television systems are subject to U.S. federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool (this percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect AT&T Broadband's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The Telecommunications Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the entity crosses public rights-of-way. U.S. federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms, and in many cases are terminable if the franchisee fails to comply with material provisions. Noncompliance by the cable operator with franchise provisions also may result in monetary penalties.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain U.S. federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross revenues from the provision of cable services, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     U.S. federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees and funding for PEG access channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, this authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. Since the 1992 adoption of the Cable Act, AT&T Broadband has never had a final determination or denial of one of its franchises.

     Subscriber Privacy Regulation. Customer and subscriber privacy for cable and telecommunications companies are now specifically regulated under the Cable Communications Policy Act of 1984 and the Communications Act of 1934. Various federal and state regulatory and enforcement agencies including the FCC, Federal Trade Commission, and state attorneys general, are examining business practices in the communications sector, as well as other sectors, with regard to privacy of personal or proprietary customer information, data protection and information security. Numerous media reports indicate that these subjects are of increasing concern to businesses and the public, and may result in additional legislation, regulation, enforcement, and litigation concerning the data practices of communications companies. It is not possible to predict with certainty the direction of any such legislative, regulatory or enforcement initiatives, or future litigation, or how and whether they will occur, or what impact they will have on AT&T Comcast.

     Proposed Changes in Regulation. The regulation of cable television systems at the U.S. federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that AT&T Broadband's business will not be affected adversely by future legislation, new regulations or by deregulation of AT&T Broadband's competitors.

                                  COMPETITION

AT&T BUSINESS SERVICES AND AT&T CONSUMER SERVICES

     Competition in communications services is based on price and pricing plans, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. AT&T's principal competitors include Worldcom, Inc., Sprint Corporation and regional phone companies. AT&T also experiences significant competition in long distance from newer entrants as well as dial-around resellers. In addition, long distance telecommunications providers have been facing competition from non-traditional sources, including as a result of technological substitutions, such as Internet telephony, high speed cable Internet service, e-mail and wireless services. Providers of competitive high-speed data offerings include cable television companies, direct broadcast satellite companies and DSL resellers.

     Incumbent local exchange carriers own the only universal telephone connection to the home, have very substantial capital and other resources, long-standing customer relationships and extensive existing facilities and network rights-of-way, and are AT&T's primary competitors in the local services market. In addition, it is anticipated that a number of long distance telecommunication, wireless and cable service providers and others have entered or will enter the local services market in competition with AT&T. Some of these potential competitors have substantial financial and other resources. AT&T also competes in the local services market with a number of competitive local exchange carriers, a few of which have existing local networks and significant financial resources.

     AT&T currently faces significant competition and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services markets. These will include regional phone company competitors in existing states and new states plus entrants from other segments of the communications and information services industry or global competitors seeking to expand their market opportunities. Many of these new competitors are likely to enter with a strong market presence, well-recognized names and pre-existing direct customer relationships.

     The Telecommunications Act already has affected the competitive environment. Anticipating changes in the industry, non-regional phone company local exchange carriers, which are not required to implement the Telecommunications Act's competitive checklist prior to offering long distance in their home markets, have integrated their local service offerings with long distance offerings in advance of AT&T offering combined local and long distance service in these areas, adversely affecting AT&T's revenues and earnings in these service regions.

     In addition, the Telecommunications Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. Regional phone companies have petitioned the FCC for permission to provide interLATA interexchange services in one or more states within their home markets. In December 1999, Verizon became the first regional phone company to obtain approval to provide long distance in a state within its home territory, in New York. Petitions from regional phone companies have been granted with respect to 10 states prior to April 1, 2002. AT&T expects that the regional phone companies will be successful in obtaining approval to offer long distance in the majority of the remaining states by the end of 2002.

     To the extent that regional phone companies obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, or before there is an ability to resell at fair and competitive rates there is a substantial risk that AT&T and other interexchange service providers, will be at a disadvantage to regional phone companies in providing both local service and combined service packages. Because it is widely anticipated that substantial numbers of long distance customers will seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could materially adversely affect AT&T's future revenue and earnings. In any event, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to materially adversely affect AT&T's future long distance revenue and could affect materially adversely future earnings.

     In addition to the matters referred to above, various other factors, including technological hurdles, market acceptance, start-up and ongoing costs associated with the provision of new services and local conditions and obstacles, could materially adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service.

AT&T BROADBAND SERVICES

     Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include direct broadcast satellite service, broadcast television and radio, satellite master antenna television systems, wireless cable providers, newspapers, magazines and other printed material, motion picture theatres, video cassettes, DVDs and other sources of information and entertainment, including directly competitive cable television operations and ISPs. The Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, and the Telecommunications Act are designed to increase competition in the cable television industry.

     Additionally, AT&T Broadband faces significant competition from both local telephone companies and new providers of services such as Internet service and telephone services. Providers of competitive high-speed data offerings include fixed wireless companies, direct broadcast satellite companies and DSL providers.

     There are alternative methods of distributing the same or similar services offered by cable television systems. Further, these technologies have been encouraged by the U.S. Congress and the FCC to offer services in direct competition with existing cable systems.

     Direct Broadcast Satellite. Direct broadcast satellite has emerged as significant competition to cable systems. The direct broadcast satellite industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 17.6 million subscribers nationwide. Direct broadcast satellite service allows a subscriber to receive video (as well as non-video) services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows direct broadcast satellite providers to offer more than 400 digital channels, thereby surpassing the typical analog or hybrid analog-digital cable system. Direct broadcast satellite companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. Direct broadcast satellite companies now need to secure retransmission consent from the popular broadcast stations they wish to carry, and now face mandatory carriage obligations of less popular broadcast stations as of January 2002. These new "must carry" rules require satellite companies to carry all local broadcast stations in a local market where they carry any such station pursuant to a new compulsory copyright license. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have begun carrying the major network stations in the nation's top television markets. The direct broadcast satellite industry initiated a judicial challenge to the statutory requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the must-carry requirement is unconstitutional. The Court of Appeals for the Fourth Circuit recently upheld the constitutionality of these rules, but EchoStar and the Satellite Broadcasting and Communications Association have sought review in the U.S. Supreme Court. Direct broadcast satellite companies also have begun offering high-speed Internet services. EchoStar began providing high-speed Internet service in late 2000, and DirecTV, which has partnered with AOL Time Warner, reports that it will begin providing its own version of high-speed Internet service shortly. Further, in October 2001 EchoStar entered into an agreement to acquire DirecTV. EchoStar's applications for approval of the proposed merger are still pending before various governmental authorities. These developments will provide significant new competition to AT&T Broadband's offering of video programming and high-speed cable Internet service.

     Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of this competition, which is for both the acquisition and delivery of programming, as well as for advertising, is dependent upon the quality and quantity of broadcast signals available through off-air reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licensees with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services, such as subscription video.

     DSL. The deployment of DSL technology allows the provision of Internet services to subscribers at data transmission speeds greater than available over conventional telephone lines. In addition, DSL providers offer voice services including offerings that divide up a phone line into several voice channels and an always-on data line. All significant local telephone companies and certain other telecommunications companies have launched DSL service. The FCC has a policy of encouraging the deployment of DSL and similar technologies, both by incumbent telephone companies and new, competing telephone companies. The FCC's regulations in this area are subject to change. The development and deployment of DSL technology by local telephone companies provides substantial competition to AT&T Broadband's high-speed cable Internet services and cable telephone services.

     Private Cable. AT&T Broadband also competes with Satellite Master Antenna Television systems, which provide multichannel program services and high-speed Internet services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by federal, state and local government authorities and sometimes on an exclusive basis. FCC rules restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for Satellite Master Antenna Television competitors, as well as other competitors that are increasingly targeting multi-unit building subscribers such as direct broadcast satellite, to reach those customers. The FCC also has ruled that private cable operators can lease video distribution capacity from local telephone companies and, thereby, distribute cable programming services over the public rights-of-way without obtaining a franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeal upheld this FCC policy. This could provide a significant regulatory advantage for private cable operators in the future. The 1992 Cable Act ensures that Satellite Master Antenna Television Systems, as well as other providers of multichannel video programming to end users, will have access to most of the significant cable television programming services at nondiscriminatory rates.

     Cable System Overbuilds. Cable operators may compete with other cable operators or new entities seeking franchises for competing cable television systems at any time during the terms of existing franchises. The 1992 Cable Act promotes the granting of competitive franchises and AT&T Broadband systems operate under nonexclusive franchises. Several years ago, there was a significant increase in the number of cities that constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. The total number of municipal overbuild cable systems remains relatively small. Additionally, several years ago there was a significant increase in investments in private company overbuilders of cable systems. If this trend were to resume, AT&T Broadband cable systems could face an increasing number of markets in which a second cable system will be competing directly with an AT&T Broadband system, providing video, audio, interactive television, high-speed Internet and telephone services. To date, overbuilds have not had a material impact on AT&T Broadband's results.

     Telephone Company Entry. The Telecommunications Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators in the provision of video services. The Telecommunications Act allows local telephone companies, including regional phone companies, to compete with cable television operators both inside and outside their telephone service areas. AT&T Broadband expects that it could face competition from telephone companies for the provision of video services, whether it is through wireless cable or through upgraded telephone networks. AT&T Broadband assumes that all major telephone companies already have entered or may enter the business of providing video services. Although enthusiasm on the part of local exchange carriers is not clear, AT&T Broadband is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a number of AT&T Broadband's franchise areas. As AT&T Broadband continues to expand its offerings to include Internet and telecommunications services, it will be subject to competition from the local telephone companies and telecommunications providers. The telecommunications industry is highly competitive, and includes competitors with substantial financial and personnel resources, brand name recognition and long-standing relationships with regulatory authorities.

     Utility Company Entry. The Telecommunications Act eliminated certain U.S. federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. AT&T Broadband expects this could result in another source of competition in the delivery of video, telephone and high-speed Internet services.

     MMDS. Another alternative method of distribution is multichannel, multi-point distribution systems, or MMDS, which deliver programming services over microwave channels to customers equipped with special antennas. MMDSs are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems.

     Local Voice. AT&T Broadband's cable telephone service competes against incumbent local exchange carriers and competitive local exchange carriers in the provision of local voice services. Moreover, many of these carriers are expanding their offerings to include Internet service. The incumbent local exchange carriers have very substantial capital and other resources, longstanding customer relationships and extensive existing facilities and network rights-of-way. A few competitive local exchange carriers also have existing local networks and significant financial resources.

     Fixed Wireless. Fixed wireless technologies compete with AT&T Broadband in the provision of Internet and voice services. Fixed wireless providers serve the same functions as a wireline provider, by interconnecting private networks, bypassing a local exchange carrier or connecting to the Internet. The technology involved in point-to-point microwave connections has advanced, allowing the use of higher frequencies, and thus smaller antennas, resulting in lower costs and easier-to-deploy systems for private use and encouraging the use of such technology by carriers. Fixed wireless systems are designed to emulate cable connections, and they use the same interfaces and protocols, such as T1, frame relay, Ethernet and ATM. Fixed wireless systems also match the service parameters of cable systems, and consequently any application that operates over a cable should be able to operate over a fixed wireless system.

     Resellers. Among AT&T Broadband's competitors in the areas of voice and Internet services are resellers. Resellers typically are low-cost aggregators that serve price-conscious market segments and value-added resellers that target customers with special needs.

     IP Telephone. IP telephone providers compete directly against AT&T Broadband's cable telephone service. IP telephone providers derive most of their revenues from per-minute charges, but they also offer other services including voicemail and IP telephone equipment. Although the offerings of IP telephone providers are limited mostly to voice services, these companies seek to expand to other areas of the telecommunications industry, and may succeed in doing so in the future.

     General. In addition to competition for customers, the cable television industry competes with broadcast television, radio, print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

     AT&T Broadband has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time, and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

                                   EMPLOYEES

     At December 31, 2001 AT&T employed approximately 117,800 persons in its operations, approximately 96% of whom are located domestically. About 27% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 94% are represented by the Communications Workers of America
(CWA), which is affiliated with the AFL-CIO; about 5% by the International Brotherhood of Electrical Workers (IBEW), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements with most of these unions extend through May 2002.

     At December 31, 2001, AT&T Business Services employed approximately 57,500 individuals in its operations. Of those employees, approximately 53,300 are located domestically. About 17,400 of the domestically located employees of AT&T Business Services are represented by unions.

     At December 31, 2001, AT&T Consumer Services employed approximately 13,800 individuals in its operations, virtually all of whom are located in the United States. About 75% of the domestically located employees of AT&T Consumer Services are represented by unions.

     At December 31, 2001, AT&T Broadband employed approximately 40,150 individuals in its operations, all of whom are located in the United States. Approximately 2,900 of these employees are represented by the Communications Workers of America or the International Brotherhood of Electrical Workers, both of which are affiliated with the AFL-CIO.

            SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT
                              EXPENSE INFORMATION

     For information about the Company's research and development expense, see
Note 3 to the Consolidated Financial Statements included in Item 8 to this Annual Report. For information about the consolidated operating revenue contributed by the Company's major classes of products and services, see the revenue tables and descriptions following the caption "Segment Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                             SPECIAL CONSIDERATIONS

     Investors should carefully consider the following factors regarding their investment in AT&T Corp. securities.

SPECIAL CONSIDERATIONS RELATING TO AT&T BUSINESS SERVICES AND AT&T CONSUMER SERVICES

     AT&T Consumer Services and AT&T Business Services Expect There to be a Continued Decline in the Long Distance Industry. Historically, prices for voice communications have fallen because of competition, the introduction of more efficient networks and advanced technology, product substitution, excess capacity and deregulation. AT&T Consumer Services and AT&T Business Services expect these trends to continue, and each of AT&T Consumer Services and AT&T Business Services may need to reduce its prices in the future to remain competitive. In addition, AT&T Consumer Services and AT&T Business Services do not expect that they will be able to achieve increased traffic volumes in the near future to sustain their current revenue levels. The extent to which each of AT&T Consumer Services' and AT&T Business Services' business, financial condition, results of operations and cash flow could be materially adversely affected will depend on the pace at which these industry-wide changes continue and its ability to create new and innovative services to differentiate its offerings, enhance customer retention, and retain or grow market share.

     AT&T Consumer Services and AT&T Business Services Face Substantial Competition that May Materially Adversely Impact Both Market Share and Margins. Each of AT&T Consumer Services and AT&T Business Services currently faces significant competition, and AT&T expects the level of competition to continue to increase. Some of the potential materially adverse consequences of this competition include the following:

     - market share loss and loss of key customers;

     - possibility that customers shift to less profitable, lower margin services;

     - need to initiate or respond to price cuts in order to retain market share;

     - difficulties in AT&T Consumer Services' and AT&T Business Services' ability to grow new businesses, introduce new services successfully or execute on their business plan; and

     - inability to purchase fairly priced access services or fairly priced elements of local carriers' networks.

     As a result of competitive factors, AT&T Consumer Services and AT&T Business Services believe it is unlikely that they will sustain existing price or margin levels.

     AT&T Consumer Services and AT&T Business Services Face Competition from a Variety of Sources.

     - Competition from new entrants into long distance, including regional phone companies. AT&T Consumer Services and AT&T Business Services traditionally have competed with other long distance carriers. In recent years, AT&T Consumer Services and AT&T Business Services have begun to compete with incumbent local exchange carriers, which historically have dominated local telecommunications, and with other competitive local exchange carriers for the provision of long distance services. Some regional phone companies, such as Verizon Communications Inc. and SBC Communications Inc., already have been permitted to offer long distance services in some states within their regions. AT&T expects that the regional phone companies will seek to enter all states in their regions and eventually will be given permission to offer long distance services within their regions. The incumbent local exchange carriers presently have numerous advantages as a result of their historic monopoly control over local exchanges.

     - Competition from facilities-based companies, including regional phone companies. AT&T Consumer Services and AT&T Business Services also face the risk of increasing competition from entities that own their own access facilities, particularly the regional phone companies, which have access facilities across vast regions of the United States with the ability to control cost, cycle time and functionality for most end-to-end services in their regions. These entities can preserve large market share and high margins on access services as they enter new markets, including long distance and end-to-end services. This places them in superior position vis-a-vis AT&T Consumer Services and AT&T Business Services and other competitors that must purchase such high-margin access services.

     - Competition from lower-cost or less-leveraged providers. The cost structure of AT&T Consumer Services and AT&T Business Services also affects their competitiveness. Each faces the risk that it will not be able to maintain a competitive cost structure if newer technologies favor newer competitors that do not have legacy infrastructure and as technology substitution continues. The ability of each of AT&T Consumer Services and AT&T Business Services to make critical investments to improve cost structure also may be impaired by its current debt obligations.

     - Competition as a result of technological change. AT&T Consumer Services and AT&T Business Services also may be subject to additional competitive pressures from the development of new technologies and the increased availability of domestic and international transmission capacity. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite, wireless, fiber optic and coaxial cable transmission capacity for services similar to those provided by AT&T Consumer Services and AT&T Business Services. AT&T cannot predict which of many possible future product and service offerings will be important to maintain its competitive position, or what expenditures will be required to develop and provide these products and services. In particular, the rapid expansion of usage of wireless services has led and is expected to lead to an overall decline in traffic volume on traditional wireline networks.

     - Competition as a result of excess capacity. Each of AT&T Consumer Services and AT&T Business Services faces competition as a result of excess capacity resulting from substantial network build out by competitors that had access to inexpensive capital.

     - Strength of competitors. Some of AT&T Consumer Services' and AT&T Business Services' existing and potential competitors have financial, personnel and other resources significantly greater than those of AT&T Consumer Services and AT&T Business Services.

     AT&T Faces Risk in connection with AT&T Canada. Assuming the completion of the Concert unwind, AT&T will have an approximately 31% equity ownership of AT&T Canada. In the event foreign ownership restrictions in Canada are lifted, in whole or in part, prior to June 30,2003, AT&T is required to purchase the outstanding shares (to the extent permitted by any remaining foreign ownership restrictions) at the greater of the floor price (Cdn$47.45 as of December 31,
2001) and the fair market value (such greater price, the "Back-end Price"). The floor price accretes at 4% each quarter, commencing on June 30, 2000. If foreign ownership restrictions in Canada are not lifted and AT&T does not exercise the call right by June 30, 2003, the shares may be put up for auction, and AT&T would have to make the shareholders whole for the amount, if any, by which the Back-end Price exceeds the proceeds received in auction. AT&T has the right to trigger the purchase of the remaining equity of AT&T Canada for the Back-end Price at any time prior to the earlier of a change in foreign ownership rules in Canada or June 30, 2003.

     In 2001, AT&T recorded $1.8 billion of after-tax charges ($3.0 billion pretax) reflecting the estimated loss on AT&T's commitment to purchase the publicly owned shares of AT&T Canada. Included in these charges was approximately $0.6 billion related to the assumption of BT's obligation to purchase the publicly owned shares of AT&T Canada. These charges reflect the difference between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them, and are included in "Net losses related to other equity investments" in the Consolidated Statement of Income and "Other long-term liabilities and deferred credits" in the Consolidated Balance Sheet. AT&T no longer records equity earnings or losses related to AT&T Canada since AT&T's investment balance was written down to zero, largely through losses generated by AT&T Canada. In the event AT&T acquires more than 50% of the voting equity of AT&T Canada, AT&T Canada's results will be consolidated into AT&T's results. At December 31, 2001, AT&T Canada had outstanding debt of $2.9 billion.

     On March 14, 2002, AT&T Canada announced that it had formed a board committee to help management address what AT&T Canada described as "complex issues" facing the company. It also said one of the committee's first steps had been to hire Greenhill & Co. LLC as its financial adviser to work with the committee and management to evaluate various scenarios regarding what it described as "the issues, opportunities and alternatives for the company." On March 15, 2002, a group of more than 20 investors holding almost $1 billion of AT&T Canada public notes announced that they have organized as an ad hoc committee to express their concerns about the company's business operations and financial prospects. They stated that the group was formed in response to several recent "troubling financial releases" from AT&T Canada and the rating agency downgrades of AT&T Canada's public notes, including the notes issued by MetroNet Communications.

     Adverse business developments involving AT&T Canada could affect AT&T in a variety of ways. For example, in the event AT&T no longer obtains telecommunications services from AT&T Canada, there are a variety of other carriers that could provide AT&T with the telecommunications services necessary to service its customers. However, there may be some difficulty in obtaining services with comparable features, functions and prices from these carriers which could adversely impact AT&T's ability to provide products and services to its customers. In addition, AT&T may incur significant costs as a result.

     At December 31, 2001, the aggregate amount that AT&T would need to pay to acquire the shares of AT&T Canada that it does not own was approximately $3.2 billion. AT&T has the right to fund this obligation through cash or through the issuance of shares of AT&T Common Stock or for cash or any combination thereof. AT&T is currently exploring a variety of structures to satisfy its obligation to acquire the shares of AT&T Canada common stock. If AT&T does not raise funds to complete this acquisition prior to the completion of the AT&T Comcast transaction, to the extent AT&T directly or indirectly uses equity to do so, the percentage of shares of AT&T that would be required to be issued would be substantially increased.

     The Regulatory and Legislative Environment Creates Challenges for AT&T Consumer Services and AT&T Business Services. Each of AT&T Consumer Services and AT&T Business Services faces risks relating to regulations and legislation. These risks include:

     - difficulty of effective entry into local markets due to noncompetitive pricing and to regional phone company operational issues that do not permit rapid large-scale customer changes from regional phone companies to new service providers,

     - new head-on competition as regional phone companies begin to enter the long distance business, and

     - emergence of few facilities-based competitors to regional phone companies, and the absence of any significant alternate source of supply for most access and local services.

     This dependency on supply materially adversely impacts each of AT&T Consumer Services' and AT&T Business Services' cost structure, and ability to create and market desirable and competitive end-to-end products for customers.

     In addition, regional phone companies will be entering the long distance business while they still control substantially all the access facilities in their regions. This will likely result in an increased level of competition for long distance or end-to-end services as the services offered by regional phone companies expand.

     Each of AT&T Consumer Services and AT&T Business Services May Substantially Increase its Debt Level in the Future, Which Could Subject it to Various Restrictions and Higher Interest Costs and Decrease its Cash Flow and
Earnings. Each of AT&T Consumer Services and AT&T Business Services may substantially increase its debt level in the future, which could subject it to various restrictions and higher interest costs and decrease its cash flow and earnings. It also may be difficult for AT&T Consumer Services and AT&T Business Services to obtain all the financing they need to fund their businesses and growth strategies on desirable terms. The amount of debt required in the future will depend upon the performance revenue and margin of each of AT&T Consumer Services and AT&T Business Services, which, in turn, may be materially adversely affected by competitive and other pressures. Any agreements governing indebtedness obtained by AT&T Consumer Services or AT&T Business Services may contain financial and other covenants that could impair AT&T Consumer Services' or AT&T Business Services' flexibility and restrict its ability to pursue growth opportunities.

     AT&T expects to explore and evaluate the relative advantages and disadvantages of various funding mechanisms for AT&T. These alternatives may include a bank credit line, commercial paper and other forms of public and private debt financing. The decision on debt composition is dependent on, among other things, the business and financial plans of AT&T and the market conditions at the time of financing.

     The Actual Amount of Funds Necessary to Implement Each of AT&T Consumer Services' and AT&T Business Services' Strategy and Business Plan May Materially Exceed Current Estimates, which Could have a Material Adverse Effect on its Financial Condition and Results of Operations. The actual amount of funds necessary to implement each of AT&T Consumer Services' and AT&T Business Services' strategy and business plan may materially exceed AT&T Consumer Services' and AT&T Business Services' current estimates in the event of various factors, including:

     - competitive downward pressures on revenues and margins,

     - departures from AT&T Consumer Services' and AT&T Business Services' respective current business plans,

     - regulatory developments,

     - unforeseen competitive developments,

     - technological and other risks,

     - unanticipated expenses,

     - unforeseen delays and cost overruns, and

     - engineering design changes.

     If actual costs do materially exceed AT&T Consumer Services' and/or AT&T Business Services' current estimates for these or other reasons, this would have a material adverse effect on AT&T Consumer Services' and/or AT&T Business Services' financial condition and results of operations.

     AT&T Consumer Services' Potential Growth in its AT&T Worldnet High Speed Service Combining Voice and Data Services Utilizing DSL Technology Involves Technological, Marketing and Regulatory Hurdles and Requires Substantial Capital Expenditures. AT&T Consumer Services' business plan will require substantial capital expenditures in connection with its expansion into providing voice and data services through DSL technology. The development of voice and data services through DSL technology involves uncertainty relating to potential technological hurdles, marketing success, regulatory and legislative requirements and unforeseen costs. AT&T Consumer Services historically has not had to incur these capital expenditures, and it may not be able to obtain sufficient capital on favorable terms or at all. A failure to obtain capital could have a material adverse effect on AT&T Consumer Services, and result in the delay, change or abandonment of its development or expansion plans.

     Substantially All of the Telephone Calls Made by Each of AT&T Consumer Services' and AT&T Business Services' Customers are Connected Using Other Companies' Networks, Including Those of Competitors, which Makes Competition More Difficult for AT&T. AT&T Consumer Services principally is a long distance voice telecommunications company. AT&T Consumer Services does not own or operate any primary transmission facilities. Accordingly, it must route domestic and international calls made by its customers over transmission facilities that it obtains from AT&T Business Services. AT&T Business Services provides long distance and, to a limited extent, local telecommunications over its own transmission facilities. Because AT&T Business Services' network does not extend to homes, both AT&T Consumer Services and AT&T Business Services must route calls through a local telephone company to reach AT&T Business Services' transmission facilities and, ultimately, to reach their final destinations.

     In the United States, the providers of local telephone service generally are the incumbent local exchange carriers, including the regional phone companies. The permitted pricing of local transmission facilities that AT&T Consumer Services and AT&T Business Services lease in the United States is subject to legal uncertainties. In view of the proceedings pending before the courts and regulatory authorities, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T Consumer Services with new market opportunities. The effect of the most recent court decisions is to increase the risks, costs, difficulties and uncertainty of entering local markets through using the incumbent local exchange carriers' facilities and services.

     AT&T Consumer Services Must Rely on AT&T Business Services' Ability to Maintain, Upgrade and Reduce Costs Associated with the Core Network, Which May Lead to Additional Costs. AT&T Consumer Services currently is dependent upon AT&T Business Services for leased line capacity, data communications facilities, traffic termination services and physical space for offices and equipment. Although AT&T Consumer

Services expects to enter into a service agreement with AT&T Business Services for it to provide these services, if AT&T Business Services becomes unable to provide its current level of services to AT&T Consumer Services during the term of the service agreement or thereafter, AT&T Consumer Services may not be able to find replacement service providers on a timely basis.

     Failure to Develop Future Business Opportunities May have a Material Adverse Effect on AT&T Consumer Services' Growth Potential. AT&T Consumer Services intends to actively evaluate pursuing growth opportunities in providing services through DSL technology, which involve new services for which there are only limited proven markets. In addition, the ability to deploy and deliver these services relies, in many instances, on new and unproven technology. AT&T Consumer Services' DSL technology may not perform as expected and AT&T Consumer Services may not be able to successfully develop new enabling systems to effectively and economically deliver these services. In addition, these opportunities require substantial capital outlays, currently estimated to be approximately $1 billion over a three-year planning period, to deploy on the planned scale, but subject to adjustment for change in competitive conditions and market uncertainties. This capital may not be available to support these services. Furthermore, each of these opportunities entails additional operational risks. For example, the delivery of these services requires AT&T Consumer Services to provide installation and maintenance services, which services AT&T Consumer Services has never provided previously. This will require AT&T Consumer Services to hire, employ, train and equip technicians to provide installation and repair in each market served, or rely on subcontractors to perform these services. AT&T Consumer Services may not be able to hire and train sufficient numbers of qualified employees or subcontract these services, or do so on economically attractive terms. These services may not be successful when they are in place and customers may not purchase the services offered. AT&T Consumer Services existing marketing channels may not be an effective way to market these services. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed those currently estimated by AT&T Consumer Services, AT&T Consumer Services' financial condition and prospects could be materially adversely affected.

     AT&T and British Telecommunications, plc, or BT, Have Agreed to Unwind their Concert Global Joint Venture, Which May Adversely Affect AT&T Consumer Services and AT&T Business Services. On October 16, 2001, AT&T and BT announced that they had reached binding agreements to unwind their global joint venture called Concert. The dissolution of Concert will be complicated, involve a large number of steps and require the receipt of certain regulatory approvals. There can be no assurance that it will be completed in the time frames that AT&T currently expects or at all. In addition, the dissolution of Concert may lead to unsatisfactory, noncompetitive or disrupted service to Concert's multinational customers and there can be no assurance that AT&T Business Services will be able to regain and retain its former multinational customers that it assigned to Concert when the venture was formed. The dissolution of Concert may have a material adverse effect on AT&T, AT&T Business Services and on AT&T Business Services' ability to provide services internationally and to multinational customers.

SPECIAL CONSIDERATIONS RELATING TO AT&T BROADBAND SERVICES

     Programming Costs Are Increasing and AT&T Broadband May Not Have the Ability to Pass These Increases on to Its Customers, Which Would Materially Adversely Affect Its Cash Flow and Operating Margins. Programming costs are AT&T Broadband's largest single expense item. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase is expected to continue, and AT&T Broadband may not be able to pass programming cost increases on to its customers. The inability to pass these programming cost increases on to its customers would have a material adverse impact on its cash flow and operating margins. In addition, as AT&T Broadband upgrades the channel capacity of its systems and adds programming to its basic, expanded basic and digital programming tiers, AT&T Broadband may face increased programming costs, which, in conjunction with the additional market constraints on its ability to pass programming costs on to its customers, may reduce operating margins.

     AT&T Broadband also will be subject to increasing financial and other demands by broadcasters to obtain the required consent for the transmission of broadcast programming to its subscribers. AT&T Broadband cannot predict the financial impact of these negotiations or the effect on AT&T Broadband's subscribers should AT&T Broadband be required to stop offering this programming.

     AT&T Broadband Faces a Wide Range of Competition in Areas Served by its Cable Systems, Which Could Adversely Affect its Future Results of
Operations. AT&T Broadband's cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers. AT&T Broadband competes directly with program distributors and other companies that use satellites, build competing cable systems in the same communities AT&T Broadband serves or otherwise provide programming and other communications services to AT&T Broadband's subscribers and potential subscribers. In addition, federal law now allows local telephone companies to provide directly to subscribers a wide variety of services that are competitive with cable communications services. Some local telephone companies provide, or have announced plans to provide, video services within and outside their telephone service areas through a variety of methods, including broadband cable networks, satellite program distribution and wireless transmission facilities.

     Additionally, AT&T Broadband is subject to competition from telecommunications providers and ISPs in connection with offerings of new and advanced services, including telecommunications and Internet services. This competition may materially adversely affect AT&T Broadband's business and operations in the future.

     AT&T Broadband Has Substantial Capital Requirements Which May Require It to Obtain Additional Financing That May be Difficult to Obtain. AT&T Broadband expects that its capital expenditures will exceed, perhaps significantly, its net cash provided by operations, which may require it to obtain additional financing. Failure to obtain necessary financing could have a material adverse effect on AT&T Broadband.

     AT&T Broadband expects to upgrade a significant portion of its broadband systems over the coming years and make other capital investments, including with respect to its advanced services. AT&T Broadband is expected to incur substantial capital expenditures in future years. The actual amount of the funds required for capital expenditures may vary materially from management's estimate. The majority of these amounts is expected to be used to acquire equipment, such as set-top boxes, cable modems and telephone equipment, and to pay for installation costs for additional video and advanced services customers. In addition, capital is expected to be used to upgrade and rebuild network systems to expand bandwidth capacity and add two-way capability so that it may offer advanced services. There can be no assurance that these amounts will be sufficient to accomplish the planned system upgrades, equipment acquisitions and expansion.

     AT&T Broadband also has commitments under certain of their franchise agreements with local franchising authorities to upgrade and rebuild certain network systems. These commitments may require capital expenditures in order to avoid default and/or penalties.

     Historically, AT&T Broadband's capital expenditures have significantly exceeded its net cash provided by operations. For the years ended December 31, 2000 and 2001, AT&T Broadband's capital expenditures exceeded its net cash provided by operations by $3.6 billion and $3.5 billion, respectively.

     After completion of the AT&T Broadband transaction, AT&T Broadband expects that for some period of time its capital expenditures will exceed, perhaps significantly, its net cash provided by operating activities. This may require AT&T Broadband to obtain additional financing. AT&T Broadband may not be able to obtain or to obtain on favorable terms the capital necessary to fund the substantial capital expenditures described above that are required by its strategy and business plan. A failure to obtain necessary capital or to obtain necessary capital on favorable terms could have a material adverse effect on AT&T Broadband and result in the delay, change or abandonment of AT&T Broadband's development or expansion plans.

     AT&T Broadband Entities Are Subject to Long-Term Exclusive Agreements that May Limit Their Future Operating Flexibility and Materially Adversely Affect AT&T Broadband's Financial Results. Entities currently attributed to AT&T Broadband may be subject to long-term agreements relating to significant aspects of AT&T Broadband's operations, including long-term agreements for video programming, audio programming, electronic program guides, billing and other services. For example, TCI Communications, Inc. and Satellite Services, Inc., both affiliates of TCI, are parties to an affiliation term sheet with Starz Encore Group, an affiliate of Liberty Media, which extends to 2022 and provides for a fixed price payment, subject to adjustment for various factors, including inflation, and may require AT&T Broadband to pay two-thirds of Starz Encore Group's programming costs above levels designated in the term sheet. Satellite Services, Inc. also entered into a ten-year agreement with TV Guide in January 1999 for interactive program guide services, which designates TV Guide Interactive as the interactive programming guide for AT&T Broadband systems. Furthermore, a subsidiary of AT&T Broadband is party to an agreement that does not expire until December 31, 2012 under which it purchases certain billing services from an unaffiliated third party. The price, terms and conditions of the Starz Encore term sheet, the TV Guide agreement and the billing agreement may not reflect the current market and they may materially adversely impact the financial performance of AT&T Broadband.

     By letter dated May 29, 2001, AT&T Broadband disputed the enforceability of the excess programming pass through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. AT&T Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore Group filed suit seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, AT&T Broadband and Starz Encore agreed to stay the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. The Court granted the stay on October 30, 2001. The terms of the stay order allow either party to petition the Court to lift the stay after April 30, 2002 and to proceed with the litigation.

     AT&T Broadband Is Subject to Regulation by Federal, State and Local Governments Which May Impose Costs and Restrictions. The federal, state and local governments extensively regulate the cable communications industry. AT&T Broadband expects that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act of 1934, as amended. The results of these judicial and administrative proceedings may materially affect AT&T Broadband's business operations. Local authorities grant AT&T Broadband franchises that permit them to operate their cable systems. AT&T Broadband will have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, which concessions or other commitments could be costly to obtain.

     AT&T Broadband Will Be Subject to Additional Regulatory Burdens in Connection With the Provision of Telecommunications Services, Which Could Cause It to Incur Additional Costs. AT&T Broadband will be subject to risks associated with the regulation of its telecommunications services by the FCC and state public utilities commissions, or PUCs. Telecommunications companies, including companies that have the ability to offer telephone services over the Internet, generally are subject to significant regulation. This regulation could materially adversely affect AT&T Broadband's business operations.

     AT&T Broadband's Competition May Increase Because of Technological Advances and New Regulatory Requirements, Which Could Adversely Affect its Future Results of Operations. Over the past several years, a number of companies, including telephone companies and Internet Service Providers, commonly known as ISPs, have asked local, state and federal government authorities to mandate that cable communications operators provide capacity on their broadband infrastructure so that these companies and others may deliver Internet and other interactive television services directly to customers over these cable facilities. Some cable operators, including AT&T Broadband, have initiated litigation challenging municipal efforts to unilaterally impose so-called "open access" requirements. The few court decisions dealing with this issue have been inconsistent. The FCC recently initiated a regulatory proceeding to consider "open access" and related regulatory issues, and in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, "open access," technical performance and other requirements related to the merged company's Internet and Instant Messaging platforms. Whether the policy framework reflected in these agencies' merger reviews will be imposed on an industry-wide basis or in connection with the AT&T Comcast transaction is uncertain. In addition, numerous companies, including telephone companies, have introduced Digital Subscriber Line technology, known as DSL, which will allow Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines.

     AT&T Broadband expects other advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, to occur in the future. Other new technologies and services may develop and may compete with services that cable communications systems offer. The success of these ongoing and future developments could have a negative impact on AT&T Broadband's business and operations.

     AT&T Broadband Has Substantial Economic Interests in Joint Ventures in Which It Will Have Limited Management Rights. AT&T Broadband is a partner in several large joint ventures, such as Time Warner Entertainment, Texas Cable Partners and Kansas City Cable Partners, in which it has a substantial economic interest but does not have substantial control with regard to management policies or the selection of management. These joint ventures may be managed in a manner contrary to the best interests of AT&T Broadband, and the value of AT&T Broadband's investment in these joint ventures may be affected by management policies that are determined without input from AT&T Broadband or over the objections of AT&T Broadband.

     AT&T Broadband May Be Subject to Lawsuits or Other Losses Arising From Its and AT&T's Relationship with At Home Corporation. Through a subsidiary, AT&T owns approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation, which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and it now appoints none.

     Since September 28, 2001 some creditors of At Home have threatened to commence litigation against AT&T relating to the conduct of AT&T or its designees on the At Home board in connection with At Home's declaration of bankruptcy and At Home's subsequent aborted efforts to dispose of some of its businesses or assets in a bankruptcy-court-supervised auction, as well as in connection with other aspects of AT&T's relationship with At Home. The liability for any such suits would be shared equally between AT&T and AT&T Broadband. No such lawsuits have been filed to date. However, on or about January 25, 2002, At Home filed a draft proposed chapter 11 plan of liquidation, which, among other things, provides that all claims and causes of action of the bankrupt estate of At Home against third persons shall be transferred for prosecution to a limited liability company owned ratably by the creditors of At Home and funded with an as-yet undetermined dollar amount to finance the litigation of those claims. A schedule for finalizing and seeking approval of the joint plan has not yet been determined.

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home stockholders against AT&T, At Home, the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and AT&T agreed to give Cox and Comcast rights to sell their At Home shares to AT&T. These actions have been consolidated by the court and are subject to a stay. The liability for any such suits would be shared equally between AT&T and AT&T Broadband.

     In March 2002 a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. Any liabilities resulting from this suit would be shared equally between AT&T and AT&T Broadband.

SPECIAL CONSIDERATIONS RELATING TO AT&T'S RESTRUCTURING PLAN AND THE AT&T COMCAST TRANSACTION

     AT&T Corp.'s restructuring plan and the AT&T Comcast transaction require fundamental changes to our businesses that may be hard to implement. If we complete our restructuring plan and the AT&T Comcast transaction, each of our businesses will need to make changes in its operations that will require substantial effort and involve substantial risks and costs. If any of these businesses is unable to make this transition smoothly or is not able to operate as effectively afterward, the financial position and results of operations of that business could suffer and cause the trading value of securities intended to reflect the financial performance and economic value of that business to decline materially.

     The total value of the securities issued in our restructuring plan and pursuant to the AT&T Comcast transaction might be less than the value of AT&T common stock without such actions. If we complete our restructuring plan and the AT&T Comcast transaction as we currently contemplate, holders of AT&T common stock who do not dispose of their shares of AT&T common stock eventually will receive securities issued by or intended to reflect the financial performance and economic value of three businesses: AT&T Business Services, AT&T Consumer Services, and AT&T Comcast. The aggregate value of these shares could be less than what the value of AT&T common stock would be without such actions. The trading price of AT&T common stock may decline as a result of the implementation of these actions or as a result of other factors.

     If we complete the restructuring and the AT&T Comcast transaction, these new securities will begin trading publicly for the first time. Until orderly trading markets develop for each of these new securities, and after that time as well, there may be significant fluctuations in price. Also, we have not yet determined many of the details of AT&T's restructuring plan and these details could materially adversely impact the value of AT&T common stock.

     If we do not complete AT&T's restructuring plan and the AT&T Comcast transaction as we plan, there may be adverse consequences to AT&T. AT&T's restructuring plan is complicated, and involves a substantial number of steps and transactions. In addition, the AT&T Comcast transaction is subject to a number of conditions and contingencies. The implementation of AT&T's restructuring plan and the completion of the AT&T/Comcast transaction will require various approvals and be subject to various conditions, including IRS rulings. If we are unable to complete AT&T's restructuring plan or the AT&T/Comcast transaction as we expect, this could have a material adverse effect on AT&T, its business or the trading prices of its securities. AT&T's restructuring plan or the AT&T/Comcast merger may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareholders in the restructuring.

     AT&T's restructuring and the AT&T Broadband spin-off may adversely impact AT&T's competitive position. If the AT&T Comcast transaction is completed, AT&T and AT&T Comcast will compete in some markets. Competition between AT&T's and AT&T Comcast's business units in overlapping markets, including consumer markets where cable, telephone and digital subscriber lines, or DSL, solutions may be available at the same time, could result in material downward price pressure on product or service offerings which could materially adversely impact the companies. In addition, any incremental costs associated with operating as separate entities may materially adversely affect the different businesses and companies and their competitive positions. Synergies resulting from cooperation and joint ownership among AT&T's businesses may be lost due to the proposed transactions.

     AT&T Will Have to Abide By Potentially Significant Restrictions to Preserve the Tax Treatment of the AT&T Comcast Transaction. Because of the restrictions imposed by Section 355(e) of the Code and by the separation and distribution agreement, the ability of AT&T to engage in certain acquisitions, redeem stock or issue equity securities will be limited for a period of 25 months following the AT&T Broadband spin-off. These restrictions may limit the ability of AT&T to engage in certain business transactions that otherwise might be advantageous to AT&T shareholders.

     The AT&T Comcast Transaction is Conditioned on AT&T Obtaining Consents Under a Substantial Amount of Indebtedness, Which May Involve Material Costs and May Be Difficult to Complete. The AT&T Comcast transaction is conditioned on AT&T's obtaining Note Consents, as described below, or having defeased, purchased, exchanged or acquired debt, in respect of series representing at least 90% in aggregate principal amount of the securities issued under the AT&T indenture, dated September 7, 1990, and outstanding as of December 19, 2001. At December 19, 2001, there was approximately $12.7 billion in aggregate principal amount which was subject to this condition. "Note Consent" means, with respect to any series of securities issued under the indenture, the consent to the transactions contemplated by the separation and distribution agreement of the holders of at least a majority in aggregate principal amount of such series to the AT&T Broadband spin-off under a substantial portion of AT&T's long-term indebtedness. AT&T may seek to obtain these consents through a variety of measures. Although AT&T Comcast has agreed to bear a portion of the related costs, the consent process and any related transaction may result in increased costs for, and additional covenants imposed upon, AT&T. In addition, the consent process itself involves a number of uncertainties and AT&T may not be able to complete it on a timely basis on commercially reasonable terms. AT&T and Comcast are exploring a variety of alternatives to satisfy this condition, including the possibility of offering to exchange new bonds of AT&T Broadband for one or more series of AT&T's existing long-term debt. To the extent any bonds were so exchanged, there would be an appropriate reduction in the amount of intercompany indebtedness AT&T Broadband would be required to repay to AT&T at the closing. AT&T and Comcast could mutually agree to waive this condition with respect to a portion of any indebtedness for which consents are not obtained. If the event that AT&T and Comcast do elect to waive the condition with respect to any portion of this indebtedness, if the holders were to assert successfully that completing the separation without their consents results in default under the indebtedness, AT&T would be required to refinance the indebtedness. Depending on the amount of such indebtedness, this could have a material adverse effect on AT&T and its financial condition.

     If the AT&T Comcast Transaction is Completed, AT&T Will Need to Obtain Financing on a Stand-Alone Basis, which may involve costs. Following the AT&T Comcast transaction, AT&T will have to raise financing with the support of a reduced pool of less diversified assets, and AT&T may not be able to secure adequate debt or equity financing on desirable terms. The cost to AT&T of financing without AT&T Broadband may be materially higher than the cost of financing with AT&T Broadband as part of AT&T.

     AT&T's current long-term/short-term debt ratings are A-3/P-2 by Moody's, BBB+/A-2 by Standard & Poor's, and A-/F-2 by Fitch. All long-term ratings are under further review for further downgrade. The short-term ratings are not under review. The credit rating of AT&T following the AT&T Comcast transaction may be different than the historical ratings of AT&T and different from what it would be without the AT&T Comcast transaction. Differences in credit ratings affect the interest rate charged on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to AT&T following the AT&T Comcast transaction. AT&T may not be able to raise the capital it requires on favorable terms following the AT&T Comcast transaction.

     AT&T Could Incur Material U.S. Federal Income Tax Liabilities in Connection with the AT&T Comcast Transaction. AT&T may incur material U.S. federal income tax liabilities as a result of certain issuances of shares or change of control transactions with respect to AT&T Comcast, Liberty Media Corporation or AT&T Wireless Services, Inc. Under Section 355(e) of the Code, a split-off/spin-off that is otherwise tax free may be taxable to the distributing company (i.e., AT&T) if, as a result of certain transactions occurring generally within a two-year period after the split-off/spin-off, non-historic shareholders acquire 50% or more of the distributing company or the spun-off company. It is possible that transactions with respect to AT&T could cause all three split-offs or spin-offs to be taxable to AT&T.

     Under separate intercompany agreements between AT&T and each of Liberty Media Corporation, AT&T Wireless and AT&T Broadband Corp., AT&T generally will be entitled to indemnification from the spun-off company for any tax liability that results from the split-off or spin-off failing to qualify as a tax-free transaction, unless, in the case of AT&T Wireless and AT&T Comcast, the tax liability was caused by post split-off or spin-off transactions with respect to the stock or assets of AT&T. AT&T Comcast's indemnification obligation is generally limited to 50% of any tax liability that results from the split-off or spin-off failing to qualify as tax free, unless such liability was caused by a post split-off or spin-off transaction with respect to the stock or assets of AT&T Comcast.

     If one or more of the split-offs or spin-offs were taxable to AT&T and AT&T were not indemnified for this tax liability, the liability could have a material adverse effect on AT&T. To the extent AT&T is entitled to an indemnity with respect to the tax liability, AT&T would be required to collect the claim on an unsecured basis.

SPECIAL CONSIDERATIONS RELATING TO AT&T'S CREDIT RATING AND OTHER MATTERS

     The Financial Condition and Prospects of AT&T May be Materially Adversely Affected by Further Ratings Downgrades. In the fall of 2001, all of AT&T's long-term debt ratings were reduced and remain under review for further downgrade. AT&T's current long-term ratings are A3 by Moody's, BBB+ by Standard & Poor's, and A- by Fitch. In addition, all three of AT&T's short-term debt ratings were reduced in the fall of 2001, but are not under further review. These ratings are currently P-2 by Moody's, A-2 by Standard and Poor's, and F-2 by Fitch. Further ratings actions could occur at any time. As a result, the cost of any new financings may be higher. Ratings downgrades by Moody's and Standard & Poor's on the $10 billion AT&T global notes issued November 2001 would also trigger an increase in the interest rate, by 25 basis points for each rating notch downgraded, on these notes. Furthermore, with additional ratings downgrades, AT&T may not have access to the commercial paper market sufficient to satisfy its short-term borrowing needs. If necessary, AT&T could access its short-term credit facilities which currently expire in December 2002 or increase its borrowings under its securitization program.

     In addition, AT&T's $10 billion global offering includes provisions that would allow investors to require AT&T to repurchase the notes under certain conditions. These conditions will be evaluated at the time of notification to bondholders of the intention to separate Broadband and include a maximum adjusted debt to EBITDA ratio (adjusted) for pro forma AT&T excluding AT&T Broadband of no more than 2.75 times at specified times and a minimum rating of these notes of no lower than Baa3 from Moody's and BBB- from Standard and Poor's. If the ratings are Baa3 or BBB-, the minimum rating requirement will be satisfied if the ratings are not under review for downgrade or on CreditWatch with negative implications, respectively. If AT&T is required to repurchase the notes, it may not be able to obtain sufficient financing in the timeframe required. In addition, such replacement financing may be more costly or have additional covenants than current debt.

     To the extent that the combined outstanding short-term borrowings under the bank credit facilities and AT&T's commercial paper program were to exceed the market capacity for such borrowings at the expiration of the bank credit facilities, AT&T's continued liquidity would depend upon its ability to reduce such short-term debt through a combination of capital market borrowings, asset sales, operational cash generation, capital expenditure reduction and other means. AT&T's ability to achieve such objectives is subject to a risk of execution and such execution could materially impact AT&T's operational results. In addition, the cost of any capital market financing could be significantly in excess of AT&T's historical financing costs. Also, AT&T could suffer negative banking, investor, and public relations repercussions if AT&T were to draw upon the bank facilities, which are intended to serve as a back-up source of liquidity only. Such impacts could cause further deterioration in AT&T's cost of and access to capital.

     AT&T's labor agreements expire in May 2002. At December 31, 2001 AT&T employed approximately 117,800 persons. About 27% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 94% are represented by the Communications Workers of America (CWA) and about 5% by the International Brotherhood of Electrical Workers (IBEW), both of which are affiliated with the AFL-CIO. Approximately 90% of these union employees are in AT&T Business Services or AT&T Consumer Services operations. Approximately one-third of AT&T Business Services employees are represented by unions and approximately three-fourths of AT&T Consumer Services employees are represented by unions.

     AT&T's labor agreements with the CWA and IBEW extend through May 11, 2002. AT&T began formal negotiations with these unions for new labor agreements in March 2002. Formal negotiations became necessary after the unions rejected in February 2002 an offer made by AT&T to extend the current contracts for up to 18 months.

     AT&T cannot predict the outcome of these negotiations. AT&T may be unable to reach an agreement with these unions prior to the expiration of the labor agreements. Union employees may take labor actions, including work stoppages or work slowdowns, which could cause material disruptions to AT&T's ability to provide services and prove costly to AT&T, including as a result of supporting service delivery through the use of contractor resources. In addition, new labor agreements may impose significant new costs on AT&T, which could impair its financial condition and results of operations in the future.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to:

     - AT&T's restructuring plan, including the AT&T Comcast transaction,

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

     - availability of capital,

     - growth opportunities for existing products,

     - benefits from new technologies,

     - availability and deployment of new technologies,

     - plans and objectives of management, and

     - other matters.

     Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build out, interest costs and income. These forward looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     - the risks associated with the implementation of AT&T's restructuring plan and the AT&T Comcast transaction, which are complicated and involve a substantial number of different transactions each with separate conditions, any or all of which may not occur as AT&T currently intends, or which may not occur in the timeframe AT&T currently expects,

     - the risks associated with each of AT&T's main business units, operating as independent entities as opposed to as part of an integrated telecommunications provider following completion of AT&T's restructuring plan, including the inability of these s to rely on the financial and operational resources of the combined company and these s having to provide services that were previously provided by a different part of the combined company,

     - the impact of existing and new competitors in the markets in which these compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

     - the impact of oversupply of capacity resulting from excessive deployment of network capacity,

     - the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

     - the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide, services,

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

     - the results of litigation filed or to be filed against the company,

     - the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these s have no control, and

     - the risks related to AT&T's joint ventures.

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

ITEM 2.  PROPERTIES

     The properties of AT&T Corp. consist primarily of plant and equipment used to provide long distance and local telecommunications services as well as broadband cable services. AT&T properties also include administrative office buildings. AT&T owns and leases properties to support its offices, facilities and equipment.

     Telecommunications plant and equipment consists of: central office equipment, including switching and transmission equipment; connecting lines (cables, wires, poles, conduits, etc.); land and buildings; and miscellaneous properties (work equipment, furniture, plant under construction, etc.). The majority of the connecting lines are on or under public roads, highways and streets and international and territorial waters. The remainder are on or under private property. Physical cable television (broadband) properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components. AT&T also operates a number of sales offices, customer care centers, and other facilities, such as research and development laboratories.

     AT&T continues to manage the deployment and utilization of its assets in order to meet its global growth objectives while at the same time ensuring that these assets are generating value for the shareholder. AT&T will continue to manage its asset base consistent with globalization initiatives, marketplace forces, productivity growth and technology change.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, AT&T Corp. is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T Corp. is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T Corp. beyond that provided for at year-end would not be material to AT&T Corp.'s annual consolidated financial position or results of operations.

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

     In February 2002, certain shareholders of Comcast and AT&T initiated two purported class actions in the Supreme Court of the State of New York, County of New York, against Comcast, AT&T, and AT&T Comcast, alleging that the initial term of office of the directors of AT&T Comcast violates section 1724 of the Pennsylvania Business Corporation Law regarding the term of office of directors of non-classified boards. The plaintiffs seek among other relief compensatory damages, fees and expenses, and an order enjoining completion of the mergers. On February 28, 2002, the two actions were consolidated under the caption Norman Salsitz, Michael Grening, IRA, Samual Mayer and Sam Weitschner v. Comcast Corporation, AT&T Corp., and AT&T Comcast Corporation, Index No. 2002-600659, before Justice Helen E. Freedman. On March 14, 2002, the defendants served papers in support of a motion to dismiss the consolidated action for failure to state a cause of action. The plaintiffs' response to the motion to dismiss is due March 28, 2002, and the defendants' reply is due on April 4, 2002. Argument on the motion is scheduled for April 8, 2002. The companies believe that the consolidated action is without merit and intend to contest the action vigorously.

     In the normal course of business, AT&T Broadband is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T Broadband is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T Broadband beyond that provided for at year-end would not be material to AT&T Broadband's annual consolidated financial position or results of operations.

     Through a subsidiary, AT&T owns approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation, which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and it now appoints none. Since September 28, 2001 some creditors of At Home have threatened to commence litigation against AT&T relating to the conduct of AT&T or its designees on the At Home board in connection with At Home's declaration of bankruptcy and At Home's subsequent aborted efforts to dispose of some of its businesses or assets in a bankruptcy-court-supervised auction, as well as in connection with other aspects of AT&T's relationship with At Home. The liability for any such suits would be shared equally between AT&T and AT&T Broadband. No such lawsuits have been filed to date. However, on or about January 25, 2002, At Home filed a draft proposed chapter 11 plan of liquidation, which, among other things, provides that all claims and causes of action of the bankrupt estate of At Home against third persons shall be transferred for prosecution to a limited liability company owned ratably by the creditors of At Home and funded with an as-yet undetermined dollar amount to finance the litigation of those claims. A schedule for finalizing and seeking approval of the joint plan has not yet been determined. In addition, purported class action lawsuits have been filed in California state court on behalf of At Home stockholders against AT&T, At Home, the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and AT&T agreed to give Cox and Comcast rights to sell their At Home shares to AT&T. These actions have been consolidated by the court and are subject to a stay. The liability for any such suits would be shared equally between AT&T and AT&T Broadband. In March 2002 a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. Any liabilities resulting from this suit would be shared equally between AT&T and AT&T Broadband.

     In July 1997, AT&T Broadband's predecessor, TCI, and AT&T Broadband's subsidiary, Satellite Services, Inc., entered into a 25-year affiliation term sheet with Starz Encore Group (formerly Encore Media Group), pursuant to which AT&T Broadband may be obligated to make fixed monthly payments in exchange for unlimited access to Encore and Starz! programming. The commitment increases annually from $288 million in 2001 to $315 million in 2003, and will increase annually through 2022 with inflation. The affiliation term sheet further provides that to the extent Starz Encore Group's programming costs increase above certain levels, AT&T Broadband payments under the term sheet will be increased in proportion to the excess. Excess programming costs that may be payable by AT&T Broadband in future years are not presently estimable, and could be significant. By letter dated May 29, 2001, AT&T Broadband disputed the enforceability of the excess programming pass through provisions of the term sheet and questioned the validity of the term sheet as a whole. AT&T Broadband also raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore Group filed suit seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, AT&T Broadband and Starz Encore Group agreed to stay the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. The Court granted the stay on October 30, 2001. The terms of the stay order allow either party to petition the Court to lift the stay after April 30, 2002 and to proceed with the litigation.

     There is one environmental proceeding known to be contemplated by a government authority that is required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. The U.S. Department of Justice has notified AT&T Corp. that it intends to seek a civil penalty, in an amount not yet specified but which could exceed the $100,000 threshold in Instruction 5.C., in connection with the construction in 1999 of a breakwater in St. Thomas, U.S. Virgin Islands, without a federal permit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     AT&T (ticker symbol "T") is listed on the New York Stock Exchange, as well as the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges in the United States, and on the Euronext-Paris and the IDR (International Depository Receipt) in Brussels as well as the London and Geneva stock exchanges. As of December 31, 2001, AT&T had approximately 3.5 billion shares outstanding, held by more than 4.5 million shareowners.

     For additional information about the market price and dividends related to the Company's common equity, see Note 22 to the Consolidated Financial Statements included in Item 8 to this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

                          AT&T CORP. AND SUBSIDIARIES

            SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA (UNAUDITED)
                 DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)

                                        2001     2000(1)    1999(2)     1998       1997       1996
                                      --------   --------   --------   -------   --------   --------
RESULTS OF OPERATIONS AND EARNINGS
  PER SHARE
Revenue.............................  $ 52,550   $ 55,533   $ 54,973   $47,817   $ 46,910   $ 46,442
Operating income....................     3,754      4,228     11,458     7,632      6,835      8,341
Income from continuing operations...    (6,842)     4,133      3,861     5,052      4,088      5,064
INCOME FROM CONTINUING OPERATIONS
AT&T Common Stock Group:
  (Loss) income.....................    (4,131)     2,645      5,883     5,052      4,088      5,064
  (Loss) earnings per basic share...     (1.33)      0.76       1.91      1.89       1.53       1.92
  (Loss) earnings per diluted
     share..........................     (1.33)      0.75       1.87      1.87       1.53       1.92
  Dividends declared per share......      0.15     0.6975       0.88      0.88       0.88       0.88
Liberty Media Group:(3)
  (Loss) income.....................    (2,711)     1,488     (2,022)       --         --         --
  (Loss) earnings per basic and
     diluted share..................     (1.05)      0.58      (0.80)       --         --         --
ASSETS AND CAPITAL
Property, plant and equipment,
  net...............................  $ 41,322   $ 41,269   $ 33,366   $21,780   $ 19,177   $ 16,871
Total assets -- continuing
  operations........................   165,282    207,136    146,094    40,134     41,029     38,229
Total assets........................   165,282    234,360    163,457    54,185     55,797     52,265
Long-term debt......................    40,527     33,089     23,214     5,555      7,840      8,861
Total debt..........................    53,485     64,927     35,694     6,638     11,895     11,334
Mandatorily redeemable preferred
  securities........................     2,400      2,380      1,626        --         --         --
Shareowners' equity.................    51,680    103,198     78,927    25,522     23,678     21,092
Debt ratio(4).......................      47.7%      57.2%      54.3%     36.7%      57.2%      61.6%
Gross capital expenditures..........     8,388     10,462     11,194     6,871      6,065      5,263
OTHER INFORMATION
Operating income as a percent of
  revenue...........................       7.1%       7.6%      20.8%     16.0%      14.6%      18.0%
Income from continuing operations
  attributable to AT&T Common Stock
  Group as a percent of revenue.....       NMF(5)      4.8%     10.7%     10.6%       8.7%      10.9%
Return on average common
  equity(6).........................      14.7%       5.5%      15.2%     25.3%      19.7%      27.3%
Employees -- continuing
  operations(6).....................   117,800    136,800    129,500    94,500    116,800    117,100
AT&T year-end stock price per
  share(7)..........................     18.14      13.40      39.46     39.22      31.74      21.42

---------------

(1) AT&T Common Stock Group continuing operations results exclude Liberty Media Group (LMG). In addition, on June 15, 2000, AT&T completed the acquisition of MediaOne Group, Inc.

(2) In connection with the March 9, 1999, merger with Tele-Communications, Inc., AT&T issued separate tracking stock for LMG. LMG was accounted for as an equity investment prior to its split-off from AT&T on August 10, 2001.

(3) No dividends had been declared for LMG tracking stocks.

(4) Debt ratio reflects debt from continuing operations as a percent of total capital (debt plus equity, excluding LMG and AT&T Wireless Group). For purposes of this calculation, equity includes convertible quarterly trust preferred securities as well as redeemable preferred stock of subsidiary.

(5) Not meaningful measure as in 2001 there was a loss from continuing operations attributable to AT&T Common Stock Group.

(6) Data provided excludes LMG. 2001 return on average common equity calculation includes a gain on the disposition of discontinued operations of $13.5 billion. Excluding this gain, the return on average common equity would be (7.0%).

(7) Stock prices for 1996-2000 have been restated to reflect the split-off of AT&T Wireless Group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     AT&T Corp. (AT&T or the company) is among the world's communications leaders, providing voice, data and video communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, cable (broadband) television and Internet communication services.

RESTRUCTURING OF AT&T

     On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units.

     On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would be approximately 0.35. AT&T shareowners will own a 56% economic stake and an approximate 66% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions, and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval in 2002. On February 11, 2002, the company filed a preliminary proxy with the SEC, seeking shareowner approval of the AT&T Broadband and Comcast merger, and the creation of the AT&T Consumer Services tracking stock, among other things.

     These restructuring activities are complicated and involve a substantial number of steps and transactions, including obtaining various approvals, such as Internal Revenue Service (IRS) rulings. AT&T anticipates, however, that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to AT&T shareowners in the restructuring.

     On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 372.2 million shares of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock. In conjunction with the exchange offer, AT&T recorded an $80 premium as a reduction to net income available to common shareowners. The premium represents the excess of the fair value of the AT&T Wireless Group tracking stock issued over the fair value of the AT&T common stock exchanged.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock held by AT&T were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for

U.S. federal income tax purposes, with the exception of cash received for fractional shares. For accounting purposes, the deemed effective split-off date was June 30, 2001. At the time of split-off, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July in 2001. The remaining portion of these holdings was monetized in October and December through the issuance of debt that is exchangeable into Wireless shares (or their cash equivalents) at maturity. The split-off of AT&T Wireless resulted in a noncash tax-free gain of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain was recorded in the third quarter of 2001 as a "Gain on disposition of discontinued operations" in the Consolidated Statement of Income.

     On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly traded company (since AT&T did not exit the line of business that Liberty Media Group (LMG) operated in, LMG was not accounted for as a discontinued operation). AT&T redeemed each outstanding share of Class A and Class B LMG tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. For accounting purposes, the deemed effective split-off date was July 31, 2001.

TRACKING STOCKS

     During the periods 1999 through 2001, AT&T had one or more tracking stocks outstanding. In 1999, in connection with the acquisition of Tele-Communications, Inc. (TCI), AT&T issued a separate tracking stock to reflect 100% of the performance of LMG. In 2000, AT&T issued a tracking stock to track the financial performance of AT&T Wireless Group. The shares initially issued tracked approximately 16% of the performance of AT&T Wireless Group.

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

     The earnings attributable to AT&T Wireless Group are excluded from the earnings available to AT&T Common Stock Group and are reflected as "Income
(loss) from discontinued operations," net of applicable taxes of AT&T Wireless Group in the Consolidated Statements of Income. Similarly, the earnings and losses related to LMG are excluded from the earnings available to AT&T Common Stock Group. The remaining results of operations of AT&T, including the financial performance of AT&T Wireless Group not represented by the tracking stock, are referred to as the AT&T Common Stock Group and are represented by AT&T common stock.

     We did not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG was reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements. The amounts attributable to LMG are reflected in the accompanying consolidated financial statements as "Equity (losses) earnings from Liberty Media Group" and "Investment in Liberty Media Group and related receivables, net" prior to its split-off from AT&T.

     AT&T Wireless Group was an integrated business of AT&T, and LMG was a combination of certain assets and businesses of AT&T; neither was a stand-alone entity prior to its split-off from AT&T.

MERGER WITH MEDIAONE GROUP, INC.

     We completed the merger with MediaOne Group, Inc. (MediaOne) on June 15, 2000, in a cash and stock transaction valued at approximately $45 billion. We issued approximately 603 million shares of AT&T common stock, of which 60 million were treasury shares, and made cash payments of approximately $24 billion.

     The merger was recorded under the purchase method of accounting, whereby the assets and liabilities of MediaOne Group were recorded at fair value on the date of the acquisition. Accordingly, the results of MediaOne have been included with the financial results of AT&T, within AT&T Broadband, since the date of acquisition. In accordance with the purchase method of accounting, periods prior to the merger were not restated to include the results of MediaOne.

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

     - the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

     - the ability to enter into agreements to provide services, and the cost of entering new markets necessary to provide services,

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

     - the results of litigation filed or to be filed against the company,

     - the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control, and

     - the risks related to AT&T's investments and joint ventures.

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

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, and financial condition as of December 31, 2001 and 2000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     AT&T's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment, internal use software and intangible assets, investments, derivative contracts, pension and other postretirement benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity:

     Revenue recognition -- We only record revenue for transactions which are considered to be part of our central, ongoing operations. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules including sales of prepaid calling cards. Cable video and nonvideo installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution systems. Customer activation fees, along with the related costs up to but not exceeding the revenues, are deferred and amortized over the customer relationship period. We recognize other products and services revenue when the products are delivered and accepted by customers and when services are provided in accordance with contract terms. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement. Any sales of installed fiber are not recognized as revenue. We consider these transactions to be sales of property, plant and equipment and record any gain or loss in "Other income (expense)" in the Consolidated Statements of Income.

     Allowances for doubtful accounts -- We maintain allowances for doubtful accounts for estimated losses which result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would increase our allowances for doubtful accounts by recording additional expense. Accounts receivable are fully reserved for when past due 180 days or more.

     Estimated useful lives of property, plant and equipment, internal use software and intangible assets -- We estimate the useful lives of property, plant and equipment, internal use software and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternatively, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may be not be recoverable over the remaining lives of the assets. In assessing impairments, we use cash flows which take into account management's estimates of future operations. Beginning January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," we will no longer amortize goodwill, excess basis related to equity-method investments and franchise costs, but will test these assets at least annually for impairment.

     Investments -- We hold investments in other companies which we account for under either the cost method or equity method of accounting. Many of these companies are publicly traded and have volatile share prices however, some of these companies are not publicly traded and therefore the value may be difficult to determine. For investments that are not publicly traded we estimate fair value using market-based (comparable sales) and income-based (discounted cash flow) methods. In addition, we have monetized some of these investments by issuing debt that is tied to the trading price of the security, and which can be settled in shares or cash. Some of our cost-method investments are classified as "trading" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are marked-to-market through the income statement. However, other cost method investments are classified as "available-for-sale" under SFAS No. 115 and are marked-to-market through other comprehensive income on the balance sheet. We record an investment impairment charge on our "available-for-sale" and equity-method investments when we believe the decline in the investment value is other than temporary. When determining an other than temporary decline, we consider, among other items, the length of time the trading price has been below our carrying value, the financial condition of the investee company, including the industry in which they operate, and our ability or intent to retain the investment. If the financial condition of the investee company or the industry in which it operates were to be materially different than our expectation, we would record an expense to reflect the other than temporary decline in value of the investment. At December 31, 2001, unrealized losses on "available-for-sale" securities included in "Other comprehensive income" as a component of shareowners' equity were approximately $0.3 billion (pretax).

     Derivative contracts -- We enter into derivative contracts to mitigate market risk from changes in interest rates, foreign currency exchange rates and equity prices. Certain exchangeable debt (debt exchangeable into or tied to the value of securities we own) contain embedded derivatives that require accounting separate from the debt instrument, while other exchangeable debt has derivatives issued in conjunction with net purchased options. The fair value of option based derivatives is determined using the Black-Scholes option pricing model, which is based on a set of inputs, including the price of the underlying stock, volatility of the underlying stock and interest rates. These inputs are based on prevailing market indications that are either directly observable in the market, received from qualified investment banking firms or are internally calculated. Changes in these inputs would result in a change in the fair value of the option contracts. Changes in the fair value of option contracts accounted for as cash flow hedges would be recorded, net of income taxes, within Other Comprehensive Income on the balance sheet. Changes in the fair value of option contracts undesignated for accounting purposes would be recorded within other income (expense) on the income statement. Generally, fair value calculations of other derivative contracts (e.g., interest rate swaps and foreign exchange forwards) require less judgment and are valued based on market interest rates and foreign exchange rates.

     Pension and postretirement benefits -- The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining our net pension credit (income) and postretirement expense is the expected long-term rate of return on plan assets. In 2001, we assumed an expected long-term rate of return on plan assets of 9.5%. On average, our actual return on plan assets over the long-term has substantially exceeded 9.5%; however, in the past two years, the plan's assets have experienced rates of return substantially lower than 9.5%. For 2002, we will lower our expected long-term rate of return assumption from 9.50% to 9.0%, reflecting the generally expected moderation of long-term rates of return in the financial markets. We expect this decrease in the expected long-term rate of return to decrease operating income by approximately $0.1 billion.

     Another estimate that affects our net pension credit and postretirement expense is the discount rate used in the annual actuarial valuations of pension and postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, which represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At December 31, 2001, we lowered our discount rate to 7.25% from 7.5% at December 31, 2000. Changes in the discount rate do not have a material impact on our results of operations.

     Income taxes -- We record deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates changed, we would adjust our deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. A one percentage point change in the enacted tax rates would increase or decrease net income by approximately $0.7 billion. We record a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, we take into account the level of expected future taxable income and available tax planning strategies. If future taxable income was lower than expected or if expected tax planning strategies were not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination was made. At December 31, 2001, we had long-term deferred tax assets (included within long-term deferred tax liabilities) of $5.4 billion, which included a valuation allowance of $57 million.

CONSOLIDATED RESULTS OF OPERATIONS

     The comparison of 2001 results with 2000 results was affected by events such as acquisitions and dispositions that occurred in these two years. For example, included in 2001 was a full year of MediaOne results; however, 2000 included MediaOne's results only since the June 15, 2000, date of acquisition. In addition, we had dispositions of certain cable systems during each year and disposed of international businesses during 2000. Cable systems and businesses disposed of in 2000 were included in 2000 results for part of the year and not in 2001 results. Likewise, cable systems disposed of in 2001 were included in 2000 results for the full year and in 2001 results for part of the year. Also, At Home Corp. (Excite@Home) affected the comparison of annual results.

     For the period January 1, 2000, through August 31, 2000, Excite@Home was accounted for as an equity method investment. For the period September 1, 2000, through December 31, 2000, Excite@Home was fully consolidated as a result of corporate governance changes, which gave AT&T the right to designate six of the 11 Excite@Home board members, and therefore, a controlling interest. In 2001, Excite@Home was fully consolidated for the period January 1, 2001, through September 28, 2001, the date Excite@Home filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy and AT&T removing four of its six members from the Excite@Home board of directors, AT&T no longer consolidated Excite@Home as of September 30, 2001. The consolidation of Excite@Home (effective September 1, 2000) resulted in the inclusion of 100% of its results in each line item of AT&T's Consolidated Balance Sheets and Consolidated Statements of Income. The approximate 77% of Excite@Home not owned by AT&T is shown in the 2000 Consolidated Balance Sheet within "Minority Interest" and as a component of "Minority interest income (expense)" in the 2001 and 2000 Consolidated Statements of Income. As a result of the significant losses incurred by Excite@Home, the minority interest balance was fully utilized (in September); therefore, in September 2001 AT&T recognized more than its 23% share of losses of Excite@Home. Under the equity method of accounting, any earnings or losses are included as a component of "Net losses related to other equity investments" in the Consolidated Statement of Income. Beginning October 1, 2001, AT&T no longer records equity earnings or losses related to Excite@Home since AT&T recognized losses in excess of its investment in Excite@Home.

     Effective July 1, 2000, the FCC eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line business customers. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

     The comparison of 2000 results with 1999 results was also affected by the acquisition of MediaOne and the elimination PICC. In addition, we acquired TCI and the IBM Global Network (now AT&T Global Network Services or AGNS) during 1999. Therefore, twelve months of their results are included in 2000's results, but are included for only a part of 1999 (since their respective dates of acquisition). Dispositions of certain cable systems and international businesses occurred during 1999 and 2000, affecting comparability. The consolidation of Excite@Home, effective September 1, 2000, also affected comparability. Prior to September 1, 2000, Excite@Home was accounted for as an equity method investment.

     Finally, the comparison of 2000 results with 1999 results was impacted by the launch of Concert on January 5, 2000, our global joint venture with British Telecommunications plc (BT). AT&T contributed all of its international gateway-to-gateway assets and the economic value of approximately 270 multinational customers specifically targeted for direct sales by Concert. As a result, 2000 results do not include the revenue and expenses associated with these customers and businesses, while 1999 does, and 2000 results include our proportionate share of Concert's earnings in "Net losses related to other equity investments" in the Consolidated Statements of Income. On October 16, 2001, AT&T and BT announced that they had reached binding agreements to unwind Concert. Under the Concert dissolution agreement with BT, AT&T will reclaim customer contracts and assets that were initially contributed to the venture, including international transport facilities and gateway assets. In addition, AT&T Business Services will obtain ownership of certain frame relay assets located in the Asia Pacific region that BT initially contributed to the venture. AT&T Business Services expects to combine these assets with its existing international networking and other assets. The unwind of Concert is expected to close by the end of the first half of 2002.

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
AT&T Business Services..................................   $28,024     $28,900     $28,692
AT&T Consumer Services..................................    15,079      18,894      21,753
AT&T Broadband..........................................     9,799       8,226       5,070
Corporate and other.....................................      (352)       (487)       (542)
                                                           -------     -------     -------
Total Revenue...........................................   $52,550     $55,533     $54,973
                                                           =======     =======     =======

     Total revenue decreased 5.4%, or $3.0 billion, in 2001 compared with 2000. The decline was largely driven by accelerating declines in long distance voice revenue of approximately $5.7 billion. Partially offsetting the decline was revenue of approximately $2.2 billion, primarily attributable to growth in data and Internet protocol (IP), local and outsourcing services within AT&T Business Services, and increased revenue from AT&T Broadband, primarily telephony, high-speed data, expanded basic cable and digital video. Also offsetting the decline was revenue of approximately $0.3 billion largely due to net acquisitions (primarily MediaOne), and the consolidation of Excite@Home, partially offset by the elimination of PICC. We expect long distance revenue to continue to be negatively impacted by ongoing competition and product substitution and while we expect data and IP revenue to continue to grow, we expect the growth rate to slow. Revenue in 2002 will be positively impacted by the inclusion of revenue resulting from the unwind of Concert, including revenue from multinational customers and foreign-billed revenue previously contributed to Concert. In addition, we expect revenue from AT&T Broadband to increase.

     Total revenue increased 1.0%, or $0.6 billion, in 2000 compared with 1999 primarily driven by a growing demand for our IP, outsourcing within AT&T Business Services and growth in AT&T Broadband of approximately $2.2 billion, as well as the impact of acquisitions and the consolidation of Excite@Home, partially offset by the impact of Concert, dispositions and the elimination of PICC of approximately $1.5 billion. These revenue increases were partially offset by continued declines in long distance voice revenue of approximately $2.9 billion.

     Revenue by segment is discussed in greater detail in the segment results section.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
Access and other connection.............................   $12,136     $13,140     $14,439

     Access and other connection expenses decreased 7.6%, or $1.0 billion, in 2001 compared with 2000. Included within access and other connection expenses are costs that we pay to connect calls on the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. Approximately $1.6 billion of the decrease was due to mandated reductions in per-minute access-rates, lower per-line charges and lower international connection rates. In July 2000, per-line charges that AT&T paid for residential and single-line business customers were eliminated by the FCC. These reductions were partially offset by a $0.6 billion increase due to overall volume growth primarily related to local and international services and higher Universal Service Fund contributions. Since most of these charges are passed through to the customer, the per-minute access-rate and per-line charge reductions and the increased Universal Service Fund contributions have generally resulted in a corresponding impact on revenue.

     In 2002, access and other connection expenses will continue to decline as a result of mandated reductions in per minute access rates, lower universal service fund contributions and lower long distance call volumes. These reductions will be partially offset by an increase in local connectivity expenses primarily due to growth in local services. In addition, the unwind of Concert will also result in lower access and other connections expenses, since in 2001 the charge from Concert was recorded as access and other connection expenses and in 2002 as we take back assets, we will record the expenses in each line item based on how the assets and customers are served and managed.

     Access and other connection expenses decreased 9.0% to $13.1 billion in 2000, compared with $14.4 billion in 1999. Mandated reductions in per-minute access costs and decreased per-line charges resulted in lower costs of approximately $1.5 billion. Also contributing to the decrease was more efficient network usage. These decreases were partially offset by approximately $0.6 billion of higher costs due to volume increases, and $0.5 billion as a result of higher Universal Service Fund contributions.

     Costs paid to telephone companies outside of the United States to connect calls made to countries outside of the United States (international settlements) are also included within access and other connection expenses. International interconnection charges decreased approximately $0.5 billion in 2000, as a result of the commencement of operations of Concert. Concert incurred most of our international settlements and earned most of our foreign-billed revenue, previously incurred and earned directly by AT&T. In 2000, Concert billed us a net expense composed of international settlement (interconnection) expense and foreign-billed revenue. The amount charged by Concert in 2000 was lower than interconnection expense incurred in 1999, since AT&T recorded these transactions as revenue and expense, as applicable. Partially offsetting the decline were costs incurred related to Concert products that AT&T now sells to its customers.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
Costs of services and products..........................   $13,960     $12,795     $11,013

     Costs of services and products include the costs of operating and maintaining our networks, costs to support our outsourcing contracts (including cost of equipment sold), programming for cable services, the provision for uncollectible receivables and other service-related costs.

     These costs increased $1.2 billion, or 9.1%, in 2001 compared with 2000. Approximately $0.6 billion of the increase was driven by net acquisitions, primarily MediaOne, and the consolidation of Excite@Home. Also contributing to the increase was approximately $0.8 billion of higher costs associated with our growth businesses, primarily at AT&T Business Services, including the cost of equipment sold within our outsourcing solutions business, and higher cable television programming costs. In addition, costs increased approximately $0.3 billion due to estimated losses on certain long-term contracts at AT&T Business Services and a lower pension credit (income) and higher postretirement expense in 2001 resulting from a decreased return on plan assets. These increases were partially offset by approximately $0.4 billion of lower costs associated with lower revenue, primarily lower volumes at AT&T Business Services, including our international operations and lower payphone compensation costs.

     In 2002, costs of services and products are expected to increase slightly as a result of the unwind of Concert, significantly offset by the deconsolidation of Excite@Home.

     Costs of services and products increased $1.8 billion, or 16.2%, in 2000 compared with 1999. Nearly $1.9 billion of the increase was due to acquisitions and the impact of consolidating Excite@Home, net of the impact of Concert and divestments of international businesses. The expense also increased due to higher costs associated with new outsourcing contracts of approximately $0.5 billion and approximately $0.3 billion of higher cable television programming costs principally due to rate increases and higher costs associated with new broadband services. These increases were partially offset by approximately $0.9 billion of costs savings from continued cost control initiatives and a higher pension credit in 2000, primarily driven by a higher pension trust asset base, resulting from increased investment returns.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000       1999
                                                           ---------   --------   ---------
                                                                 DOLLARS IN MILLIONS
Selling, general and administrative......................   $10,832     $9,752     $10,894

     Selling, general and administrative (SG&A) expenses increased $1.1 billion, or 11.1%, in 2001 compared with 2000. Approximately $0.2 billion of the increase was due to expenses associated with acquisitions, primarily MediaOne, net of the impact of dispositions. Increased expenses in support of growth businesses, primarily data and IP, broadband, and local voice services, drove approximately $0.8 billion of the increase. These expenses included customer care, facilities and other related expenses, advertising, research and development and other general and administrative expenses. Also included in the increased SG&A expenses were transaction costs of approximately $0.2 billion associated with AT&T's restructuring announced in October 2000. A lower pension credit (income) and higher postretirement expense resulting from decreased return on plan assets, combined with higher compensation accruals contributed approximately $0.3 billion to the increase. Partially offsetting these increases were lower costs associated with the impact of cost control efforts and decreased customer care and billing expenses of approximately $0.8 billion primarily from AT&T Consumer Services.

     As a result of the unwind of Concert as well as lower pension credit (income), selling, general and administrative expenses are expected to increase slightly in 2002.

     Selling, general and administrative expenses decreased $1.1 billion, or 10.5%, in 2000 compared with 1999. Approximately $2.0 billion of the decrease was due to savings from continued cost-control initiatives and a higher pension credit in 2000, primarily driven by a higher pension trust asset base, resulting from increased historical investment returns. Partially offsetting this decrease was approximately $0.5 billion of higher expenses associated with our growing broadband business, and nearly $0.5 billion of expenses associated with acquisitions and the consolidation of Excite@Home, net of the impact of Concert and dispositions.

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                               DOLLARS IN MILLIONS
Depreciation and other amortization........................  $6,865   $5,924   $5,137

     Depreciation and other amortization expenses increased $0.9 billion, or 15.9%, in 2001 compared with 2000. Approximately $0.4 billion of the increase was attributable to the acquisition of MediaOne and the consolidation of Excite@Home, partially offset by net dispositions, primarily cable systems. The remaining increase was primarily due to a higher asset base resulting from continued infrastructure investments.

     Depreciation and other amortization expenses are expected to increase in 2002 reflecting the infrastructure investments made in 2001 as well as the impact of the unwind of Concert.

     In 2000, depreciation and other amortization expenses rose $0.8 billion, or 15.3%, compared with 1999. Approximately $0.5 billion of the increase was due to acquisitions and the consolidation of Excite@Home, net of dispositions and the impact of Concert. The remaining increase was primarily due to a higher asset base resulting from continued infrastructure investment.

     Total capital expenditures for 2001, 2000 and 1999 were $8.4 billion, $10.5 billion and $11.2 billion, respectively. We continue to focus the vast majority of our capital spending on our growth businesses of broadband, data and IP, and local.

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                               DOLLARS IN MILLIONS
Amortization of goodwill, franchise costs and other
  purchased intangibles....................................  $2,473   $2,665   $1,057

     Amortization of goodwill, franchise costs and other purchased intangibles decreased $0.2 billion, or 7.2%, in 2001 compared with 2000. The decrease was primarily due to a lower goodwill balance relating to Excite@Home as a result of the impairment charges recorded in the fourth quarter of 2000 and the first quarter of 2001, partially offset by the acquisition of MediaOne. Franchise costs represent the value attributable to agreements with local authorities that allow access to homes in AT&T Broadband's service areas. Other purchased intangibles arising from business combinations primarily included customer relationships.

     In 2002, we will no longer amortize goodwill or franchise costs in accordance with the provisions of SFAS No. 142. Accordingly, amortization of goodwill, franchise costs and other purchased intangibles will be significantly lower in 2002. A further discussion of the impacts of SFAS No. 142 is included in "New Accounting Pronouncements" in this document.

     In 2000, amortization of goodwill, franchise costs and other purchased intangibles increased $1.6 billion, or 152.3%, compared with the prior year. This increase was largely attributable to the consolidation of Excite@Home, as well as acquisitions, primarily MediaOne and TCI.

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2001     2000    1999
                                                              ------   ------   ----
                                                               DOLLARS IN MILLIONS
Net restructuring and other charges.........................  $2,530   $7,029   $975

     During 2001, we recorded $2,530 million of net restructuring and other charges including approximately $1,330 million of restructuring and exit costs associated with AT&T's continued cost reduction initiatives and $1,200 million of asset impairment charges which were primarily related to Excite@Home.

     The $1,330 million of charges for restructuring and exit plans were comprised of $1,014 million for employee separations and benefit plan curtailment costs, $322 million for facility closings and $27 million related to termination of contractual obligations. The restructuring and exit plans support our cost reduction efforts through headcount reductions across all segments of the business, primarily network support and customer care functions in AT&T Business Services, continued cost reduction efforts by Excite@Home (which was still consolidated into AT&T's results until September 2001), in addition to impacts of the MediaOne merger. These charges were slightly offset by the reversal in December 2001 of $33 million related to the business restructuring plans for fourth quarter 1999 and first quarter 2000.

     Included in the $1,014 million of employee separations were $200 million of benefit plan curtailment costs associated with employee separations as part of these exit plans. Approximately 18 thousand employees will be separated in conjunction with these exit plans, approximately one-half of which are management and one-half are nonmanagement employees. Nearly 17 thousand employee separations related to involuntary terminations and more than one thousand related to voluntary terminations. Approximately 50% of the employees affected by the 2001 restructuring charges left their positions as of December 31, 2001, and the remaining will leave the company throughout 2002. Termination benefits of approximately $341 million were paid throughout 2001.

     The $1,200 million of asset impairments consisted of $1,032 million associated with the write-down of goodwill and other intangibles, warrants granted in connection with distributing the @Home service and fixed assets. These charges were due to continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of Excite@Home's competitors in the Internet advertising industry, and changes in its operating and cash flow forecasts for the remainder of 2001. These charges were also impacted by Excite@Home's decision to sell or shut down narrowband operations. As a result of the foregoing, and other factors, Excite@Home entered into bankruptcy proceedings in September 2001. In addition, AT&T recorded a related goodwill impairment charge of $139 million associated with its acquisition goodwill of Excite@Home. Since we consolidated, but only owned approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our 2001 Consolidated Statement of Income as a component of "Minority interest income (expense)." Additionally, we recorded asset impairment charges of $29 million related to the write-down of unrecoverable support assets where the carrying value was no longer supported by estimated future cash flows.

     The restructuring and exit plans did not yield cash savings (net of severance benefit payouts) in 2001. In subsequent years, the net cash savings will increase, due to the timing of actual separations and associated payments, until the completion of the exit plan at which time we expect to yield approximately $1.1 billion of cash savings per year. Accordingly, there was no benefit to operating income (net of the restructuring charges recorded) in 2001. In subsequent years, the operating income benefit will continue to increase, due to timing of actual separations, until the completion of the exit plan, at which time we expect a benefit to operating income of approximately $1.2 billion per year.

     As a result of continuing realignment within AT&T Broadband, we expect to record a restructuring charge in the first quarter of 2002 in the range of $50 million to $100 million.

     During 2000, we recorded $7,029 million of net restructuring and other charges including $6,179 million of asset impairment charges related to Excite@Home, $759 million for restructuring and exit costs associated with AT&T's initiative to reduce costs, and $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

     The asset impairment charges related to Excite@Home resulted from the deterioration of the market conditions and market valuations of Internet-related companies during the fourth quarter of 2000, which caused Excite@Home to conclude that intangible assets related to their acquisitions of Internet-related companies may not be recoverable. Accordingly, Excite@Home conducted a detailed assessment of the recoverability of the carrying amounts of acquired intangible assets. This assessment resulted in a determination that certain acquired intangible assets, including goodwill, related to these acquisitions, including Excite, were impaired as of December 31, 2000. As a result, Excite@Home recorded impairment charges of $4,609 million in December 2000, representing the excess of the carrying amount of the impaired assets over their fair value.

     The impairment was allocated to each asset group based on a comparison of carrying values and fair values. The impairment write-down within each asset group was allocated first to goodwill, and if goodwill was reduced to zero, to identifiable intangible assets in proportion to carrying values.

     Since we consolidated but only owned approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our 2000 Consolidated Statement of Income as "Minority interest income (expense)."

     Also as a result of the foregoing, AT&T recorded a goodwill and acquisition-related impairment charge of $1,570 million associated with the acquisition of our investment in Excite@Home. The write-down of our investment to fair value was determined utilizing discounted expected future cash flows.

     The $759 million charge for restructuring and exit plans was primarily due to headcount reductions, mainly in AT&T Business Services, including network operations, primarily for the consolidation of customer-care and call centers, as well as synergies created by the MediaOne merger.

     Included in exit costs was $503 million of cash termination benefits associated with the separation of approximately 7,300 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were non-management employees. Approximately 6,700 employee separations were related to involuntary terminations and approximately 600 to voluntary terminations.

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

     During 1999, we recorded $975 million of net restructuring and other charges. A $594 million in-process research and development charge was recorded reflecting the estimated fair value of research and development projects at TCI, as of the date of the acquisition, which had not yet reached technological feasibility or had no alternative future use. The projects identified related to efforts to offer voice over IP, product-integration efforts for advanced set-top devices, cost-savings efforts for broadband-telephony implementation, and in-process research and development related to Excite@Home. We estimated the fair value of in-process research and development for each project using an income approach, which was adjusted to allocate fair value based on the project's percentage of completion. Under this approach, the present value of the anticipated future benefits of the projects was determined using a discount rate of 17%. For each project, the resulting net present value was multiplied by a percentage of completion based on effort expended to date versus projected costs to complete.

     Also in 1999, a $145 million charge for restructuring and exit costs was recorded as part of AT&T's initiative to reduce costs. The restructuring and exit plans primarily focused on the maximization of synergies through headcount reductions in AT&T Business Services, including network operations, primarily for the consolidation of customer-care and call centers.

     Included in exit costs was $142 million of cash termination benefits associated with the separation of approximately 2,800 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were non-management employees. Approximately 1,700 employee separations were related to involuntary terminations and approximately 1,100 to voluntary terminations.

     We also recorded net losses of $307 million related to the government-mandated disposition of certain international businesses that would have competed directly with Concert, and $50 million related to a contribution agreement AT&T Broadband entered into with Phoenixstar, Inc. That agreement requires AT&T Broadband to satisfy certain liabilities owed by Phoenixstar and its subsidiaries. The remaining obligation under this contribution agreement and an agreement that MediaOne had is $35 million, which was fully accrued for at December 31, 2001. In addition, we recorded benefits of $121 million related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program (VRIP) offer.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2001     2000     1999
                                                            ------   ------   -------
                                                               DOLLARS IN MILLIONS
Operating income..........................................  $3,754   $4,228   $11,458

     In 2001, operating income decreased $0.5 billion, or 11.2%. The decline was primarily attributable to accelerating declines in the long distance business. In addition, the acquisition of MediaOne and net dispositions negatively impacted operating income by $0.7 billion. Significantly offsetting these decreases was the net impact of Excite@Home (including the effect of lower asset impairments).

     Operating income decreased $7.2 billion, or 63.1%, in 2000 compared with 1999. The decrease was primarily due to higher net restructuring and other charges of $6.1 billion. Also contributing to the decrease was the impact of the acquisition of MediaOne and the consolidation of Excite@Home, which lowered operating income by $1.5 billion. A majority of the impact of operating losses and the restructuring charge generated by Excite@Home was offset in "Minority interest income (expense)" in the Consolidated Statement of Income, reflecting the approximate 77% of Excite@Home we do not own. Partially offsetting these decreases were cost-control initiatives and a larger pension credit associated with our mature long distance businesses and related support groups, partially offset by lower long distance revenue.

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2001      2000    1999
                                                              -------   ------   ----
                                                                DOLLARS IN MILLIONS
Other (expense) income......................................  $(1,547)  $1,150   $826

     Other (expense) income in 2001 was an expense of $1.5 billion compared with income of $1.2 billion in 2000. The unfavorable variance of $2.7 billion was driven primarily by higher investment impairment charges of $0.8 billion, mostly consisting of impairments of Vodafone plc and Time Warner Telecom. Also contributing to the higher expense was an expense of $0.8 billion reflecting mark-to-market charges in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and $0.8 billion of lower net gains on the sales of businesses and investments.

     Other (expense) income improved $0.3 billion, or 39.3%, in 2000 compared with 1999. This improvement was primarily due to greater net gains on sales of businesses and investments of approximately $0.7 billion, and higher investment-related income of approximately $0.3 billion. The higher gains on sales were driven by significant gains associated with the swap of cable properties with Comcast and Cox, the sale of our investment in Lenfest and related transactions, which gains aggregated approximately $0.5 billion. In 1999, we recorded significant gains associated with the sale of our Language Line Services business and a portion of our ownership interest in AT&T Canada, which aggregated approximately $0.3 billion. Offsetting the improvements to other (expense) income in 2000 was an approximate $0.5 billion charge reflecting the increase in the fair value of put options held by Comcast and Cox related to Excite@Home stock, and approximately $0.2 billion of higher investment impairment charges.

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                               DOLLARS IN MILLIONS
Interest expense...........................................  $3,242   $2,964   $1,503

     In 2001, interest expense increased $0.3 billion, or 9.4%. The increase was due primarily to a higher average debt balance in 2001, compared with 2000. The higher average debt balance was primarily a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition. The impact of MediaOne was partially offset by the company's debt reduction efforts in 2001.

     Interest expense increased 97.2%, or $1.5 billion, in 2000 compared with 1999. The increase was primarily due to a higher average debt balance as a result of our June 2000 acquisition of MediaOne, including outstanding debt of MediaOne and debt issued to fund the MediaOne acquisition, and our March 1999 acquisition of TCI.

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   ------   ------
                                                                DOLLARS IN MILLIONS
(Benefit) provision for income taxes........................  $(791)  $3,284   $4,016

     The effective income tax rate is the (benefit) provision for income taxes as a percent of (loss) income from continuing operations before income taxes. The effective income tax rate was 76.4% in 2001, 136.1% in 2000 and 37.3% in 1999. In 2001, the effective tax rate was positively impacted by a significant net tax benefit related to Excite@Home, including a benefit from the deconsolidation and the put obligation settlement with Cox and Comcast, partially offset by the prior consolidation of its operating losses (which included asset impairment charges) for which the company was unable to record tax benefits. Also positively impacting the effective tax rate was the net impact of a tax-free exchange with Comcast of AT&T stock held by Comcast for an entity owning certain cable systems and the resulting reduction of a previously established deferred tax liability. In addition, a benefit was recognized associated with the tax-free gain from the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange.

     In 2000, the effective tax rate was negatively impacted by Excite@Home, for which the company was unable to record tax benefits associated with its pretax losses. Therefore, the $4.6 billion restructuring charges taken by Excite@Home in 2000 had no associated tax benefit. The company also recorded a related nondeductible asset impairment charge of $1.6 billion associated with its acquisition of Excite@Home and a nondeductible charge to reflect the increase in the fair value of the put options related to Excite@Home held by Comcast and Cox, both of which negatively impacted the effective tax rate. The 2000 effective tax rate was positively impacted by a tax-free gain resulting from an exchange of AT&T stock for an entity owning certain cable systems and other assets with Cox and the benefit of the write-off of the related deferred tax liability.

     The 1999 effective tax rate was negatively impacted by a non-tax-deductible research and development charge, but positively impacted by a change in the net operating loss utilization tax rules that resulted in a reduction in the valuation allowance and the income tax provision.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              ----   ------   -----
                                                               DOLLARS IN MILLIONS
Minority interest income (expense)..........................  $963   $4,103   $(126)

     Minority interest income (expense), which is recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. Minority interest income (expense) decreased $3.1 billion in 2001 compared with 2000 primarily due to lower losses generated by Excite@Home, mainly as a result of lower goodwill impairment charges recorded by Excite@Home in 2001 compared with 2000. As a result of significant losses incurred by Excite@Home, AT&T fully utilized the minority interest balance during the third quarter of 2001; therefore, we no longer recorded minority interest income related to Excite@Home.

     The $4.2 billion increase in minority interest income (expense) in 2000 resulted from the consolidation of Excite@Home effective September 1, 2000. The minority interest income in 2000 primarily reflects losses generated by Excite@Home, including the goodwill impairment charge, that were attributable to the approximate 77% of Excite@Home not owned by AT&T.

     The income tax benefit within minority interest income (expense) was $100 million in both 2001 and 2000, and a benefit of $54 million in 1999.

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2001      2000     1999
                                                           -------   ------   -------
                                                              DOLLARS IN MILLIONS
Equity (losses) earnings from Liberty Media Group........  $(2,711)  $1,488   $(2,022)

     Equity (losses) earnings from LMG, which are recorded net of income taxes, were a loss of $2.7 billion in 2001, compared with earnings of $1.5 billion in 2000. The decline of $4.2 billion was largely driven by gains on dispositions recorded in 2000, including gains associated with the mergers of various companies that LMG had investments in, as well as higher stock compensation expense in 2001 compared with 2000. Partially offsetting these declines were lower impairment charges recorded on LMG's investments to reflect other than temporary declines in value. Equity losses for 2001 reflect results through July 31, 2001, the deemed effective date of the split-off.

     Equity (losses) earnings from LMG were earnings of $1.5 billion in 2000, compared with losses of $2.0 billion in 1999. The improvement was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the improvement. These were partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               2001    2000   1999
                                                              ------   ----   ----
                                                              DOLLARS IN MILLIONS
Net losses related to other equity investments..............  $4,850   $588   $756

     Net losses related to other equity investments were $4.9 billion in 2001 compared with $0.6 billion in 2000, an increase of approximately $4.3 billion. The increase was driven primarily by higher net equity investment impairment charges of $4.3 billion. The pretax impairment charges were $7.0 billion and consisted primarily of $3.0 billion in charges related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada we do not own, a $2.9 billion impairment charge related to the unwind of Concert and an impairment of our investment in Net2Phone of $1.1 billion. In addition, we recorded higher equity losses of $0.7 billion from Concert and Net2Phone. These losses were partially offset by $0.6 billion in losses recorded for Excite@Home in the first eight months of 2000 when we recorded the investment as an equity method investment. Excite@Home was fully consolidated beginning in September 2000.

     In 2000, net losses related to other equity investments were $0.6 billion, a 22.2% improvement compared with 1999. This improvement was primarily a result of higher earnings from our investment in Cablevision Systems Corp. (Cablevision) of approximately $0.2 billion due to gains from cable-system sales. Partially offsetting this improvement were losses from our stake in TWE, which we acquired in connection with the MediaOne merger, and greater equity losses from Excite@Home, which aggregated approximately $0.1 billion.

     The income tax benefit recorded on net losses related to other equity investments was $0.4 billion in both 2001 and 2000, and a benefit of $0.5 billion in 1999. The amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $0.2 billion in 2001, and $0.5 billion in both 2000 and 1999. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we will no longer amortize excess basis related to nonconsolidated investments.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2001     2000   1999
                                                              -------   ----   ----
                                                               DOLLARS IN MILLIONS
Gain on disposition of discontinued operations..............  $13,503    $--    $--

     In 2001, we realized a gain on the disposition of discontinued operations of $13.5 billion, representing the difference between the fair value of the AT&T Wireless tracking stock on July 9, 2001, the date of the split-off, and AT&T's book value in AT&T Wireless Services.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                               DOLLARS IN MILLIONS
Cumulative effect of accounting change......................  $904     $--     $--

     Cumulative effect of accounting change, net of applicable income taxes, is comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG in 2001. The $0.4 billion recorded by AT&T, excluding LMG, was attributable primarily to fair value adjustments of equity derivative instruments embedded in indexed debt instruments and warrants held in by public and private companies due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

     The $0.5 billion recorded by LMG represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures due to the adoption of SFAS No. 133.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                               DOLLARS IN MILLIONS
Dividend requirements of preferred stock....................  $652     $--     $--

     Dividend requirements of preferred stock were $0.7 billion in 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was recorded upon the issuance of the NTT DoCoMo preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. As a result, we fully amortized the remaining beneficial conversion feature balance.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                               DOLLARS IN MILLIONS
Premium on exchange of AT&T Wireless tracking stock.........   $80     $--     $--

     The premium on exchange of AT&T Wireless tracking stock was $80 million in 2001. The premium, which is a reduction of net income available to common shareowners, represents the excess of the fair value of the AT&T Wireless tracking stock issued over the fair value of the AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               2001       2000      1999
                                                              -------    ------    ------
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
AT&T Common Stock Group -- per basic share:
  (Loss) earnings from continuing operations................   (1.33)     0.76      1.91
  AT&T Common Stock Group earnings..........................    2.50      0.89      1.77
AT&T Common Stock Group -- per diluted share:
  (Loss) earnings from continuing operations................   (1.33)     0.75      1.87
  AT&T Common Stock Group earnings..........................    2.50      0.88      1.74

     In 2001, AT&T had a loss from continuing operations before cumulative effect of accounting change per diluted share of $1.33, compared with earnings of $0.75 per diluted share in 2000. The decline of $2.08 per diluted share was primarily attributable to an unfavorable variance in net losses related to other equity investments, other (expense) income and lower operating income, excluding net restructuring and other charges, in 2001 compared with 2000, partially offset by lower net restructuring and other charges in 2001.

     Earnings per diluted share (EPS) attributable to continuing operations of the AT&T Common Stock Group were $0.75 in 2000 compared with $1.87 in 1999, a decrease of 59.9%. The decrease was primarily due to higher restructuring and asset impairment charges and the MediaOne acquisition, including the impact of shares issued, operating losses of MediaOne and additional interest expense. Also contributing to the decrease was the impact of Excite@Home, including the mark-to-market adjustment related to the put options held by Comcast and Cox. These decreases were partially offset by improvements in other (expense) income, primarily associated with higher net gains on sales of businesses and investments, and higher investment-related income, and lower losses from equity investments. Also impacting EPS was higher operating income associated with our mature long distance businesses.

     In 2001, diluted EPS of AT&T Common Stock Group of $2.50 included a loss from continuing operations as discussed above of $1.33, income from discontinued operations of $0.03, a gain on the disposition of discontinued operations of $3.70 and income related to the cumulative effect of accounting change of $0.10. In 2000, diluted EPS of AT&T Common Stock Group of $0.88 included earnings from continuing operations as discussed above of $0.75 and income from discontinued operations of $0.13. In 1999, diluted EPS of AT&T Common Stock Group of $1.74 included earnings from continuing operations as discussed above of $1.87 and a loss from discontinued operations of $0.13.

     LMG reported a loss per share, excluding the cumulative effect of an accounting change, of $0.84 in 2001 through its split-off from AT&T on August 10, 2001. In 2000, LMG reported earnings per basic and diluted share of $0.58. The decline of $1.42 per share was primarily due to gains on dispositions reported in 2000, including gains associated with the mergers of various companies that LMG had investments in. Partially offsetting the decline were charges recorded on LMG's investments in 2000.

     EPS for LMG was $0.58 in 2000, compared with a loss of $0.80 per share in 1999. The increase in EPS was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the increase. These increases were partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

     In 2001, EPS for the AT&T Wireless Group, through its split-off date from AT&T on July 9, 2001, was $0.08 per basic and diluted share. EPS for AT&T Wireless Group for the period from April 27, 2000, the stock offering date, through December 31, 2000, was $0.21 per basic and diluted share.

DISCONTINUED OPERATIONS

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of AT&T reflect the disposition of AT&T Wireless, which was split-off from AT&T on July 9, 2001, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of AT&T Wireless through June 30, 2001, the effective split-off date for accounting purposes, have been excluded from the respective captions in the 2001, 2000 and 1999 Consolidated Statements of Income and Consolidated Statements of Cash Flows and have been reported as "Income (loss) from discontinued operations," net of applicable income taxes; and as "Net cash provided by (used in) discontinued operations." The assets and liabilities of AT&T Wireless have been excluded from the respective captions in the December 31, 2000 Consolidated Balance Sheet, and are reported as "Net assets of discontinued operations." The gain associated with the disposition of AT&T Wireless is recorded as "Gain on disposition of discontinued operations," in the Consolidated Statement of Income.

SEGMENT RESULTS

     In support of the services we provided in 2001, we segment our results by the operating units that support our primary lines of business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband. The balance of AT&T's operations, excluding LMG, is included in a corporate and other category. Although not a segment, we also discuss the results of LMG prior to its split-off as an independent company.

     EBIT and EBITDA are the primary measures used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income (loss) plus other income (expense), pretax minority interest income (expense) and net pretax losses related to other equity investments. EBITDA is defined as EBIT, excluding minority interest income (expense) other than Excite@Home's minority interest income (expense), plus depreciation and amortization. Interest and income taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT and EBITDA are meaningful to investors because they provide analyses of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was a deficit of $4.8 billion and earnings of $8.4 billion and $10.9 billion for the years ended December 31, 2001, 2000 and 1999, respectively. EBITDA for AT&T was $4.7 billion, $17.1 billion and $17.7 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Our calculations of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flow.

     The discussion of segment results includes revenue, EBIT, EBITDA, capital additions and total assets. The discussion of EBITDA for AT&T Broadband is modified to exclude other income (expense) and net pretax losses related to equity investments. Total assets for each segment generally include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the corporate and other group. In addition, all impacts of the adoption of SFAS No. 133, as well as the ongoing investment and derivative revaluation, are reflected in the corporate and other group. The net assets of discontinued operations and the related income (loss) and gain on disposition are not reflected in the corporate and other group. Capital additions for each segment include capital expenditures for property, plant and equipment, acquisitions of licenses, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

     In connection with our corporate restructuring program set forth in late 2000, our existing segments reflect certain managerial changes that were implemented during 2001. The changes are as follows: AT&T

Business Services was expanded to include the results of international operations and ventures. In addition, certain corporate costs that were previously recorded within the corporate and other group have been allocated to the respective segments in an effort to ultimately have the results of these businesses reflect all direct corporate costs as well as overhead for shared services. All prior period results have been restated to reflect these changes.

     Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

AT&T BUSINESS SERVICES

     AT&T Business Services offers a variety of global communications services to small and medium-sized businesses, large domestic and multinational businesses and government agencies. AT&T Business' services include long distance, international, toll-free and local voice; data and IP networking; managed networking services and outsourcing solutions; and wholesale transport services (sales of services to service resellers).

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
External revenue
  Services revenue......................................   $27,056     $27,972     $28,070
  Equipment and product sales revenue...................       228         185          17
Total external revenue..................................   $27,284     $28,157     $28,087
Internal revenue........................................       740         743         605
Total revenue...........................................    28,024      28,900      28,692
EBIT....................................................    (2,154)      5,990       5,248
EBITDA..................................................     1,949      10,200       9,468
Capital additions.......................................     5,456       6,839       9,091

                                                           AT DECEMBER 31,
                                                          -----------------
                                                           2001      2000
                                                          -------   -------
Total assets............................................  $40,339   $42,747

  REVENUE

     In 2001, AT&T Business Services revenue decreased $0.9 billion, or 3.0%, to $28.0 billion. A decline in long distance voice revenue of approximately $2.1 billion drove the revenue decline. Significantly offsetting the decline was approximately $1.4 billion of growth in data and IP services, local voice services and outsourcing solutions, including equipment sales.

     In 2000, AT&T Business Services revenue grew $0.2 billion, or 0.7%, compared with 1999. Strength in data and IP services as well as growth in outsourcing solutions contributed $1.8 billion to the increase. This growth was largely offset by an approximate $0.9 billion decline in long distance voice services as a result of continued pricing pressures in the industry and approximately $0.5 billion due to the net impacts of Concert, international dispositions and acquisitions.

     In 2001, long distance voice revenue declined at a low-teen percentage rate reflecting the continuing impact of pricing pressures, mitigated somewhat by volume growth. While volumes grew at a low single-digit percentage rate, the rate of growth declined from a high single-digit percentage growth rate in 2000, reflecting the economic weakness impacting many key industry sectors, including travel, financial services, technology and retail, as well as the impact of wireless and e-mail substitution. These factors, along with pricing pressures, are expected to continue to negatively impact revenue in 2002. In 2000, long distance voice services revenue declined at a mid single-digit percentage rate after excluding the impact of Concert. The decline was primarily due to a declining average price per minute reflecting the competitive forces within the industry. Partially offsetting this decline was the high single-digit percentage growth rate in volumes.

     Data and IP services (including related product sales) grew at a low double-digit percentage rate in 2001 compared with 2000. The growth was led by packet services, which include frame relay, IP and Asynchronous Transfer Mode
(ATM). Packet services grew at a rate in the mid-20 percent range. Total IP services (a component of packet services), which include IP connectivity services, Virtual Private Network (VPN) services and hosting services, also grew in the mid-20 percent rate range. The rate of growth of data services revenue declined in 2001 due primarily to a slow-down in the rate of growth of high-speed private line services and frame relay services as well as a decline in international private line services. In 2002, we expect data and IP revenue to grow; however, we expect the growth rate to decline from the 2001 growth rate.

     The 2000 data and IP services growth rate (including related product sales), as compared with 1999, was impacted by acquisitions and the formation of Concert. Excluding these impacts, data services grew at a high-teens percentage rate. Growth was led by the continued strength of frame relay services; IP services, which include IP-connectivity services and VPN services; and high-speed private-line services.

     Local voice services revenue grew more than 20% in 2001 compared with 2000, and grew nearly 20% in 2000 compared with 1999. In 2001, AT&T added more than 670 thousand access lines and added more than 867 thousand lines in 2000. Access lines at the end of 2001 and 2000 were more than 2.9 million and nearly 2.3 million, respectively. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network. At the end of 2001, AT&T served more than 6,300 buildings on-network (buildings where AT&T owns the connection that runs into the building), representing an increase of approximately 3.2% over 2000. At the end of 2000, AT&T served more than 6,100 buildings on-network, compared with slightly more than 5,800 buildings at the end of 1999. In 2002, we expect local voice services revenue to grow; however, we expect the growth rate to decline from the 2001 growth rate.

     AT&T Business Services internal revenue was essentially flat in 2001 compared with 2000, and increased $138 million, or 22.7%, in 2000 compared with 1999. The impact of internal revenue is included in the revenue by product discussions, above. In 2001, AT&T Business Services had lower internal revenue due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue. This decrease was almost entirely offset by greater sales of services to other AT&T units, primarily AT&T Broadband. The increase in 2000 was the result of greater sales of business long distance services to other AT&T units that resell such services to their external customers, primarily AT&T Broadband and AT&T Wireless.

  EBIT/EBITDA

     In 2001, EBIT decreased $8.1 billion, or 136.0%, compared with 2000. EBITDA declined $8.3 billion, or 80.9%, in 2001 compared with 2000. The declines in EBIT and EBITDA were primarily due to charges of $3.0 billion in 2001, related to the estimated loss on AT&T's commitment to purchase the remaining public shares of AT&T Canada, and charges of $2.9 billion in 2001 related to the unwind of Concert. Also reflected in the declines was the impact of pricing pressure within the long distance voice business, as well as a shift from higher margin long distance services to lower margin growth services. In 2002, EBIT and EBITDA are expected to improve, primarily due to the 2001 charges we recorded related to AT&T Canada and the unwind of Concert, partially offset by lower net gains recorded in other (expense) income and lower operating income, reflecting continued softness in the long distance market.

     EBIT improved $0.7 billion, or 14.2%, and EBITDA improved $0.7 billion, or 7.7%, in 2000 compared with 1999. The improvements reflect an increase in revenue and lower costs as a result of our continued cost-control efforts, partially offset by the formation of Concert and the acquisition of AGNS.

  OTHER ITEMS

     Capital additions decreased $1.4 billion in 2001, and decreased $2.3 billion in 2000. In 2001, the decrease was a result of lower capital expenditures for the AT&T world-wide intelligent network, as well as a reduced investment in Concert. In 2000 the decrease was a result of lower spending for our network and lower infusions into nonconsolidated international investments.

     Total assets decreased $2.4 billion, or 5.6%, at December 31, 2001, compared with December 31, 2000. The decrease was primarily due to a decline in our investments in nonconsolidated subsidiaries, primarily due to the write-down of our investment in Concert and equity losses from Concert, and reduced receivables resulting from lower revenue and increased collection efforts. These declines were partially offset by an increase in property, plant and equipment.

AT&T CONSUMER SERVICES

     AT&T Consumer Services provides a variety of communications services to residential customers including domestic and international long distance; transaction based long distance, such as operator assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
Revenue.................................................   $15,079     $18,894     $21,753
EBIT....................................................     4,875       6,893       7,619
EBITDA..................................................     5,075       7,060       7,803
Capital additions.......................................       140         148         299

                                                           AT DECEMBER 31,
                                                          -----------------
                                                           2001      2000
                                                          -------   -------
Total assets............................................  $ 2,141   $ 3,150

  REVENUE

     AT&T Consumer Services revenue declined $3.8 billion, or 20.2%, in 2001 compared with 2000. The decline was primarily due to a $3.7 billion decline in traditional voice services, such as domestic and international dial services (long distance calls where the number "1" is dialed before the call), and domestic calling card services. The traditional voice services were negatively impacted by an acceleration of wireless and e-mail product substitution, and the impact of ongoing competition, which has led to a loss of market share. In addition, the continued migration of customers to lower-priced products and optional calling plans has also negatively impacted revenue. As a result of the acceleration of substitution and competition, calling volumes declined at a low double-digit percentage rate in 2001. The revenue decline also reflects a $0.5 billion impact due to the elimination of per-line charges in July 2000. Partially offsetting these revenue declines was revenue growth of $0.6 billion for prepaid card and local services. We expect product substitution, competition (including the continued entry of the Regional Bell Operating Companies into the long distance market) and customer migration to lower-priced calling plans and products to continue to negatively impact AT&T Consumer Services revenue in 2002.

     In 2000, AT&T Consumer Services revenue decreased 13.1%, or $2.9 billion, compared with 1999. Approximately $0.9 billion of the decline was due to the elimination of per-line charges in 2000 and the impact of Concert. The remainder of the decline was primarily due to a decline in traditional voice services, reflecting the ongoing competitive nature of the consumer long distance industry, which has resulted in pricing pressures and a loss of market share. Also negatively impacting revenue was product substitution and market migration away from direct-dial wireline and higher-priced calling-card services to the rapidly growing wireless services and lower-priced prepaid-card services. As a result, calling volumes declined at a mid single-digit percentage rate in 2000.

  EBIT/EBITDA

     EBIT declined $2.0 billion, or 29.3%, and EBITDA declined $2.0 billion, or 28.1%, in 2001 compared with 2000. In 2001, EBIT and EBITDA margins declined to 32.3% and 33.7%, from 36.5% and 37.4% in 2000, respectively. As customers substitute long distance calling with wireless and e-mail services and migrate to lower priced calling plans and lower margin products, they tend to remain AT&T Consumer Services customers. These customers generate less revenue, however, the billing, customer care and fixed costs remain, resulting in lower EBIT margins. The margin decline was also impacted by a slight increase in marketing spending targeted at high value customers, partially offset by a $0.2 billion settlement of disputes relating to obligations resulting from the sale of AT&T Universal Card Services to Citigroup in 1998, as well as cost control initiatives. In 2002, we expect the impacts of revenue decline to continue to negatively impact EBIT and EBITDA.

     EBIT and EBITDA both declined $0.7 billion, or 9.5%, in 2000 compared with 1999. The declines primarily reflect the decline in the long distance business, offset somewhat by cost-control initiatives. In addition, the declines reflect $0.2 billion of lower gains on sales of businesses, due primarily to the 1999 sale of Language Line Services, and higher restructuring charges. Reflecting our cost-control initiatives, EBIT and EBITDA margins in 2000 improved to 36.5% and 37.4%, respectively, compared with 35.0% and 35.9%, respectively, in 1999.

  OTHER ITEMS

     In 2001, capital additions decreased $8 million, or 5.2%, compared with 2000. Capital additions decreased $0.2 billion, or 50.6%, in 2000 compared with 1999 as a result of reduced spending on internal-use software, as most of the functionality upgrades were completed in 1999.

     Total assets declined $1.0 billion, or 32.0%, in 2001. The decline was primarily due to lower accounts receivable, reflecting lower revenue.

AT&T BROADBAND

     AT&T Broadband offers a variety of services through our cable (broadband) network, including traditional analog video and advanced services, such as digital video, high-speed data and broadband telephony.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        ---------   ---------   --------
                                                              DOLLARS IN MILLIONS
External revenue......................................  $  9,785    $  8,212    $ 5,069
Internal revenue......................................        14          14          1
Total revenue.........................................     9,799       8,226      5,070
EBIT..................................................    (3,215)     (1,240)    (1,545)
EBITDA*...............................................     2,040       1,639        733
Capital additions.....................................     3,607       4,968      4,759

                                                          AT DECEMBER 31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
Total assets..........................................  $103,060   $114,848

---------------

* EBITDA for AT&T Broadband excludes net losses related to equity investments and other income (expense).

     Results of operations for the year ended December 31, 2001, include a full twelve months of MediaOne operations, while the year ended December 31, 2000, includes the results of MediaOne since its acquisition on June 15, 2000, and the year ended December 31, 1999, does not include any results of MediaOne. Additionally, the results of operations for the year ended December 31, 1999, include 10 months of TCI's results, reflecting its acquisition in March 1999, while 2000 and 2001 include a full 12 months of TCI's results.

  REVENUE

     AT&T Broadband revenue grew $1.6 billion in 2001, or 19.1%, compared with 2000. Approximately $0.6 billion of the increase was due to the acquisition of MediaOne, partially offset by the net dispositions of cable systems. In addition, the increase was attributable to revenue growth from advanced services (broadband telephony and high-speed data) of approximately $0.6 billion and growth in other video services, primarily expanded basic cable and digital video, of approximately $0.4 billion. We expect 2002 revenue to increase as demand for advanced services continues to grow.

     AT&T Broadband revenue grew $3.2 billion in 2000, or 62.3%, compared with 1999. Approximately $2.8 billion of the increase in revenue was due to the acquisition of MediaOne in 2000 and TCI in 1999. In addition, revenue from advanced services and a basic-cable rate increase contributed approximately $0.4 billion to the revenue increase.

     At December 31, 2001, AT&T Broadband serviced approximately 13.6 million basic cable customers, passing approximately 24.6 million homes, compared with
16.0 million basic cable customers, passing approximately 28.3 million homes at December 31, 2000. The decrease in the number of homes passed and basic cable customers primarily reflect the net disposition of cable systems in 2001. In addition, the number of basic cable customers declined due to the impacts of competition. At December 31, 2001, we provided digital video service to approximately 3.5 million customers, high-speed data service to approximately
1.5 million customers and broadband telephony service to approximately 1.0 million customers. This compares with approximately 2.8 million digital-video customers, approximately 1.1 million high-speed data customers, and approximately 547 thousand broadband telephony customers at December 31, 2000. These amounts reflect the acquisition of MediaOne. At December 31, 1999, AT&T Broadband serviced approximately 11.4 million basic cable customers, passing approximately 19.7 million homes. At December 31, 1999, we provided digital video service to approximately 1.8 million customers, high-speed data service to approximately 207 thousand customers and broadband telephony service to nearly 8,300 customers.

  EBIT/EBITDA

     The EBIT deficit in 2001 increased $2.0 billion to $3.2 billion from the 2000 deficit of $1.2 billion. The increased deficit was largely due to the impacts of the acquisition of MediaOne and the net dispositions of cable systems of approximately $0.8 billion, as well as a $0.9 billion impact of net losses on the sales of businesses and investments recorded in 2001 compared with net gains recorded in 2000. In 2001, we recorded net losses from the sale of cable properties to Comcast, as well as a loss on the sale of part of our ownership interest in Cablevision. In 2000, we recorded a gain on the sale of Lenfest and gains on the sales of properties to Cox and Comcast. Also contributing to the increased deficit were higher depreciation and amortization, programming and advertising expenses and higher restructuring and other charges of approximately $0.8 billion, as well as greater investment impairment charges of $0.4 billion. These increases to the deficit were partially offset by $0.3 billion of lower pretax equity losses, improved EBIT of approximately $0.4 billion in other video services, primarily expanded basic cable and digital video, and improved EBIT in advanced services of approximately $0.2 billion.

     EBITDA, which excludes net losses related to equity investments and other income (expense), was $2.0 billion in 2001, an improvement of $0.4 billion compared with $1.6 billion in 2000. This improvement was primarily due to the acquisition of MediaOne of $0.4 billion and improved EBITDA in other video services, primarily expanded basic cable and digital video, of approximately $0.4 billion and improved EBITDA in advanced services of approximately $0.2 billion. Partially offsetting this improvement was the impact of net dispositions of cable systems of $0.4 billion, increased programming and advertising expenses of $0.2 billion, and higher restructuring and other charges of $0.1 billion.

     In 2002, we expect EBITDA, which excludes net losses related to equity investments and other income (expense), to increase as a result of expense reductions generated from previous years' restructuring charges as well as continued growth from advances services (broadband telephony and high-speed data).

     EBIT in 2000 was a deficit of $1.2 billion, an improvement of $0.3 billion, or 19.7% compared with 1999. This improvement was due to approximately $0.5 billion of higher gains on sales of businesses and investments, primarily gains on the swap of cable properties with Cox and Comcast and the sale of our investment in Lenfest, and $0.4 billion lower restructuring charges primarily associated with an in-process research and development charge recorded in connection with the 1999 acquisition of TCI. Also contributing to the improvement were lower pretax losses from equity investments of $0.5 billion, due in part to a $0.3 billion improvement from our investment in Cablevision due to gains from cable-system sales. These improvements were largely offset by the impact of the acquisition of MediaOne and TCI of approximately $0.5 billion and higher expenses associated with high-speed data and broadband telephony services of approximately $0.4 billion.

     EBITDA, which excludes net losses related to equity investments and other income, was $1.6 billion in 2000, an improvement of $0.9 billion compared with 1999. This improvement was due to the impact of the MediaOne and TCI acquisitions of $0.7 billion and lower restructuring charges of $0.4 billion. Higher expenses associated with high-speed data and broadband telephony of approximately $0.2 billion partially offset these increases.

  OTHER ITEMS

     Capital additions decreased $1.4 billion, or 27.4%, to $3.6 billion in 2001, from $5.0 billion in 2000. This decrease was primarily driven by a $0.9 billion decrease in capital expenditures combined with a $0.5 billion decrease in infusions into nonconsolidated investments. The 2001 spending was primarily related to the growth and support of advanced services and plant upgrade expenditures.

     Capital additions increased 4.4% to $5.0 billion in 2000, from $4.8 billion in 1999. The increase was due to higher capital expenditures of $0.8 billion, primarily due to MediaOne, which was almost entirely offset by decreased contributions to various nonconsolidated investments of $0.7 billion. The 2000 spending was primarily related to the growth and support of advanced services and plant upgrade expenditures. In 1999, spending was largely directed toward cable-distribution systems, focusing on the upgrade of cable plant assets, as well as equity infusions into various investments.

     Total assets at December 31, 2001, decreased $11.8 billion, or 10.3%, to $103.1 billion compared with $114.8 billion at December 31, 2000. The decrease in total assets was primarily due to lower franchise costs as a result of the net disposition of cable systems and the current year amortization; lower investments, primarily related to the impairment of and settlement of exchangeable notes with Vodafone ADRs, the sale of certain investments, including shares of Cablevision and Rainbow Media and unfavorable mark-to-market adjustments on certain investments; and lower other assets primarily due to unfavorable mark-to-market adjustments on certain derivative instruments, and the amortization of purchased intangibles.

CORPORATE AND OTHER

     This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the impacts of Excite@Home.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001         2000        1999
                                                          ---------    ---------    -------
                                                                 DOLLARS IN MILLIONS
Revenue.................................................   $  (352)     $  (487)     $(542)
EBIT....................................................    (4,324)      (3,279)      (441)
EBITDA..................................................    (3,737)      (2,382)        37
Capital additions.......................................       327        1,683        271

                                                             AT DECEMBER 31,
                                                            -----------------
                                                             2001      2000
                                                            -------   -------
Total assets..............................................  $19,742   $12,101

  REVENUE

     Revenue for corporate and other primarily includes negative revenue of $0.8 billion in both 2001 and 2000, representing the elimination of intercompany revenue, and revenue of Excite@Home of $0.4 billion in 2001 and $0.2 billion in 2000. The increase in revenue of Excite@Home is primarily due to nine months of revenue included in our 2001 results compared with four months of revenue included in our 2000 results. The elimination of intercompany revenue was essentially flat in 2001 compared with 2000, however, we had a higher elimination of intercompany revenue in 2001 resulting from increased sales from AT&T Business Services and Excite@Home to AT&T Broadband, offset by lower intercompany revenue from AT&T Wireless due to its split-off on July 9, 2001.

     Corporate and other revenue was negative $0.5 billion in both 2000 and 1999. Revenue in 2000 primarily included $0.8 billion of negative revenue, representing the elimination of intercompany revenue, and revenue of Excite@Home of $0.2 billion. Revenue in 1999 primarily included $0.6 billion of negative revenue representing the elimination of intercompany revenue.

  EBIT/EBITDA

     EBIT and EBITDA deficits in 2001 increased $1.0 billion and $1.4 billion to deficits of $4.3 billion and $3.7 billion, respectively. The deficit increases were largely due to $1.5 billion of greater investment impairment charges, which included a $1.1 billion impairment charge for Net2Phone and a $0.3 billion impairment charge for Time Warner Telecom recorded in 2001; and $0.8 billion of expense due to the adoption, in 2001, of SFAS No. 133. Also contributing to the deficit increases were higher restructuring and other charges (other than Excite@Home) and higher transaction costs associated with AT&T's restructuring announced in October 2000, totaling $0.4 billion; lower net gains on sales of investments and lower interest income, totaling $0.4 billion; and a lower pension credit (income) and higher postretirement expense of $0.3 billion. These increases to the deficits were largely offset by the improved EBIT and EBITDA of Excite@Home of $2.6 billion primarily due to the goodwill impairment charges recorded in 2000 by Excite@Home and AT&T related to Excite@Home, partially offset by a $0.3 billion greater loss in 2001 on the Excite@Home put obligation with Cox and Comcast.

     In 2000, EBIT and EBITDA deficits increased $2.8 billion and $2.4 billion to $3.3 billion and $2.4 billion, respectively. The increases in the deficits were largely related to Excite@Home. In 2000, restructuring and other charges, net of minority interest, were $2.9 billion higher primarily due to goodwill impairment charges recorded by Excite@Home and AT&T related to Excite@Home. Other impacts included a charge of approximately $0.5 billion for the fair market value increase of put options held by Comcast and Cox related to Excite@Home, and operating losses from Excite@Home. Partially offsetting these declines was an increase in the pension credit due to a higher pension trust asset base resulting from increased investment returns, and lower expenses associated with our continued efforts to reduce costs, which aggregated approximately $0.6 billion. In addition, higher net gains on sales of investments and an increase in interest income increased EBIT and EBITDA by approximately $0.6 billion.

  OTHER ITEMS

     Capital additions decreased $1.4 billion in 2001 and increased $1.4 billion in 2000. The spike in capital additions in 2000 was driven by our investment in Net2Phone.

     Total assets increased $7.6 billion, to $19.7 billion in 2001. The increase was primarily driven by a higher cash balance at December 31, 2001, mainly a result of proceeds received from our $10 billion bond offering in November 2001, and an investment in AT&T Wireless (which was monetized in the fourth quarter of 2001). These increases were partially offset by the impact of Excite@Home, the write-down of our investment in Net2Phone and the transfer of a loan to Concert to the AT&T Business Services segment, which was written off in the third quarter of 2001.

LIBERTY MEDIA GROUP

     LMG produces, acquires and distributes entertainment, educational and informational programming services through all available formats and media. LMG is also engaged in electronic-retailing services, direct-marketing services, advertising sales relating to programming services, infomercials and transaction processing. LMG was split-off from AT&T on August 10, 2001. The operating results of LMG were reflected as "Equity (losses) earnings from Liberty Media Group" in the Consolidated Statements of Income prior to its split-off from AT&T. Our investment in LMG was included in the Consolidated Balance Sheet at December 31, 2000. Losses from LMG were $2.7 billion in 2001 through July 31, 2001, the deemed effective split-off date for accounting purposes, compared with earnings of $1.5 billion in 2000. The decline was primarily due to gains on dispositions reported in 2000, including gains associated with the mergers of various companies that LMG had investments in. Gains were recorded for the difference between the carrying value of LMG's interest in the acquired company and the fair value of securities received in the merger. Partially offsetting the decline were charges recorded on LMG's investments in 2000, to reflect other than temporary declines in value. In 2001, LMG also recorded income of $0.5 billion for the cumulative effect of accounting change representing the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures due to the adoption of SFAS No. 133.

     In 2000, earnings from LMG were $1.5 billion, compared with losses of $2.0 billion from the date of acquisition through December 31, 1999. The improvement was primarily due to gains on dispositions, including gains associated with the mergers of various companies that LMG had investments in. In addition, lower stock compensation expense in 2000 compared with 1999 contributed to the improvement, partially offset by impairment charges recorded on LMG's investments to reflect other than temporary declines in value and higher losses relating to LMG's equity affiliates.

LIQUIDITY

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
CASH FLOWS:
Provided by operating activities of continuing
  operations............................................   $10,558     $11,665     $10,509
Used in investing activities of continuing operations...    (1,860)    (30,045)    (23,884)
(Used in) provided by financing activities of continuing
  operations............................................    (3,030)     25,732      13,854
Provided by (used in) discontinued operations...........     4,860      (8,306)     (2,594)

     Net cash provided by operating activities of $10.6 billion for the year ended December 31, 2001, primarily included the $12.8 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments, and a decrease in accounts receivable of $0.7 billion, partially offset by net changes in other operating assets and liabilities of $2.2 billion and a decrease in accounts payable of $0.8 billion. Net cash provided by operating activities of $11.7 billion for the year ended December 31, 2000, primarily included income from continuing operations, excluding noncash income items and the adjustment for net gains on sales of businesses and investments of $15.1 billion, partially offset by an increase in accounts receivable of $2.5 billion and a decrease in accounts payable of $0.6 billion. Net cash provided by operating activities of $10.5 billion for the year ended December 31, 1999, primarily included income from continuing operations excluding noncash income items and the adjustment for net gains on sales of businesses and investments of $14.9 billion, partially offset by an increase in accounts receivable of $2.4 billion and net changes in other operating assets and liabilities of $1.8 billion.

     AT&T's investing activities resulted in a net use of cash of $1.9 billion in 2001, compared with $30.0 billion in 2000. During 2001, AT&T spent $9.3 billion on capital expenditures and $0.4 billion on nonconsolidated investments and received approximately $4.9 billion, primarily from the net dispositions of cable systems, and approximately $3.0 billion from the sales of investments. During 2000, AT&T used approximately $16.7 billion for acquisitions of businesses, primarily MediaOne, and spent $11.5 billion on capital expenditures. During 1999, AT&T spent approximately $11.9 billion on capital expenditures, approximately $6.0 billion on acquisitions of businesses, primarily AGNS, and contributed $5.5 billion of cash to LMG.

     During 2001, net cash used in financing activities was $3.0 billion, compared with net cash provided by financing activities of $25.7 billion in 2000. During 2001, AT&T made net debt payments of $6.4 billion, paid AT&T Wireless $5.8 billion to settle an intercompany loan in conjunction with its split-off from AT&T, and paid dividends of $0.5 billion. Partially offsetting these outflows was the receipt of $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo. During 2000, AT&T received $10.3 billion from the AT&T Wireless Group tracking stock offering and had net borrowings of debt of $19.5 billion. These were partially offset by the payment of $3.0 billion in dividends. In 1999, AT&T had net borrowings of debt of $16.3 billion and received $4.6 billion from the issuance of redeemable preferred securities. These sources of cash were partially offset by the acquisition of treasury shares of $4.6 billion and the payment of dividends of $2.7 billion.

     Since the announced restructuring plans to create four new businesses, AT&T's credit ratings have been under review by the applicable rating agencies. As a result of this review, in 2001, AT&T's short-term and the long-term ratings were downgraded as outlined below. These actions have resulted in an increased cost of borrowings and decreased our access to the capital markets. Our current credit ratings are as follows:

                           SHORT-TERM CREDIT   LONG-TERM CREDIT   CHARACTERIZATION OF LONG-TERM
CREDIT RATING AGENCY            RATING              RATING                CREDIT RATING
--------------------       -----------------   ----------------   -----------------------------
Standard & Poor's........         A-2             BBB+            On credit watch with negative
                                                                  implications
Moody's..................         P-2              A3             Under review with possibility
                                                                  of downgrade
Fitch Ratings............         F-2              A-             Rating watch negative

     There are provisions in several of our debt instruments that require us to pay up to the $0.9 billion present value of future interest payments if our credit ratings are downgraded below investment grade. We do not believe downgrades below investment grade are likely to occur.

     In November 2001, we completed a $10 billion private bond offering which includes provisions that would allow bondholders to require AT&T to repurchase the notes if certain conditions are not met in conjunction with the spin-off or other separation of AT&T Broadband from AT&T at the time of notification to bondholders of the intention to separate AT&T Broadband. These conditions include a maximum debt to EBITDA ratio (adjusted) for pro forma AT&T, excluding AT&T Broadband, of no more than 2.75 times. In addition, the Moody's and Standard & Poor's credit ratings for pro forma AT&T, excluding AT&T Broadband, are required to be at least Baa3 and BBB-, respectively, with such ratings having at least a stable outlook.

     On December 14, 2001, we amended and restated a pre-existing revolving-credit facility. The amended facility, which is syndicated to 30 banks, makes $8 billion available to AT&T for a 364-day term. At December 31, 2001, we had not utilized this facility, and we currently have the entire $8 billion facility available to us. The credit facility agreement contains a financial covenant that requires AT&T to maintain a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 3.00 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2001, we were in compliance with this covenant. If AT&T were to become noncompliant it could result in the cancellation of the credit facility with any amounts outstanding under the credit facility becoming payable immediately.

     The holder of certain private debt has an annual right to cause AT&T to repay up to the $0.7 billion face value of the debt upon payment of an exercise fee. In exchange for the elimination of this put right for 2002, AT&T will obtain a letter of credit collateralized by $0.4 billion of cash which will be restricted in its use. The creditor could also accelerate repayment of the debt if unfavorable local law changes were to occur in its country of operation.

     If AT&T's debt ratings are further downgraded or any of the risks or covenants noted above are triggered, AT&T may not be able to obtain sufficient financing in the timeframe required, and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at December 31, 2001. In addition, if the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to issue commercial paper would be further reduced. This could negatively impact our ability to pursue acquisitions, make capital expenditures to expand our network and cable plant or to pay dividends.

     At December 31, 2001, we had current assets of $22.5 billion and current liabilities of $25.4 billion. Included in current assets was $10.6 billion of cash and cash equivalents. Included in current liabilities was $13.0 billion of debt maturing within one year, including $9.2 billion of commercial paper and debt with an original maturity of one year or less. We expect to fund our operations primarily with cash from operations, cash on hand, commercial paper and our securitization program. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity.

     In addition, potential sources of funds include the sale of our ownership interest in TWE. On February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. On May 14, 2001, we named Credit Suisse First Boston as our investment banker for the registration process under the TWE partnership agreement. If the proposed spin-off of AT&T Broadband occurs as currently structured, our investment in TWE will be included in the net assets spun-off.

     In the event our cash flow from operations or access to the commercial paper markets are negatively impacted, we have alternative funding available through the utilization of our $8 billion credit facility, as long as we are in compliance with certain covenants discussed above and our $2.7 billion receivables securitization program, which is limited by eligible receivables that change from month to month.

     Subsequent to December 31, 2001, AT&T notified holders of certain Trust Originated Preferred Securities, originally issued by TCI and MediaOne, that it will call these securities for early redemption on February 28, 2002, March 4, 2002 and April 1, 2002. These debt redemptions total approximately $1.4 billion and will be funded with cash on hand. Such amounts are included within "Short-term debt" on the Consolidated Balance Sheet at December 31, 2001.

     On February 27, 2002, AT&T signed an agreement with AT&T Latin America
(ALA) that restructured approximately $725 million of ALA's short-term and long-term debt and preferred stock held by AT&T, plus accrued interest and dividends. At December 31, 2001, $72 million of the $725 million financing was not drawn. ALA's senior secured vendor financing of $298 million became effective on March 27, 2002. The AT&T provided debt and preferred facilities are subordinated to the ALA senior secured vendor financing. The agreement between AT&T and ALA, which also took effect on March 27, 2002, extends the maturity and redemption dates of all ALA debt and preferred stock payable to AT&T to October 2008. In addition, while the vendor financing is outstanding, the agreement defers interest payments on all AT&T debt and dividend payments on AT&T preferred stock until October 2008.

     If the proposed spin-off of AT&T Broadband occurs as currently structured, the debt of TCI and MediaOne will be included in the net assets spun-off and will be included in AT&T Comcast. The amount of this third-party debt at December 31, 2001, was $19.3 billion. The intercompany debt of AT&T Broadband payable to AT&T that is outstanding at the time of the spin-off will be repaid immediately prior to the spin-off. At December 31, 2001 such intercompany debt amounted to approximately $4.0 billion. In addition, AT&T's quarterly convertible income preferred securities, which had a book value of $4.7 billion at December 31, 2001, will be included in the net assets spun-off and will be included in AT&T Comcast.

     The following summarizes AT&T's contractual cash obligations and commercial commitments at December 31, 2001, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                     PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------
                                                LESS THAN      2-3         4-5      AFTER 5
CONTRACTUAL OBLIGATIONS                TOTAL     1 YEAR       YEARS       YEARS      YEARS
-----------------------               -------   ---------   ---------   ---------   -------
                                                      (DOLLARS IN MILLIONS)
Long-term debt, including current
  maturities(a).....................  $35,008    $2,975      $5,850      $6,958     $19,225
Operating leases(b).................    2,996       550         924         648         874
Unconditional purchase
  Obligations(c)(d)(e)(f)(g)........    8,532       810         894         910       5,918
                                      -------    ------      ------      ------     -------
Total Contractual Cash
  Obligations.......................  $46,536    $4,335      $7,668      $8,516     $26,017
                                      =======    ======      ======      ======     =======

---------------

 (a) Long-term debt excludes debt that is exchangeable or collateralized by securities (monetized debt) since AT&T has the option to settle this debt in shares or cash. Amounts due less than one year were $679 million; two to three years $4,918 million; and four to five years $3,312 million at December 31, 2001. In addition, debt excludes discounts and excess of fair value over the recorded value of debt in connection with the TCI and MediaOne mergers.

(b) Under certain real estate operating leases, we could be required to make payments to the lessor up to $586 million at the end of the lease term (lease terms range from 2002 through 2011). The actual amount paid, if any, would be reduced by amounts received by the lessor upon remarketing of the property.

 (c) AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. These contracts are based on volumes and have penalty fees if certain volume levels are not met. We assessed our minimum exposure based on penalties to exit the contracts. At December 31, 2001, penalties to exit these contracts in any given year totaled approximately $1.5 billion.

(d) AT&T has contractual obligations that extend through 2006 for services that include computer application design, development and testing as well as the operation of a data center that hosts many of the computer applications operated throughout AT&T. These contracts are based on the level of services we require and include termination fees if the level of services required is reduced in excess of limits outlined in the agreements. These contracts also include termination fee clauses if we exit the contracts. Since these contracts are based on the level of services we require, we assess our minimum exposure based on the termination fees to exit the contracts which decline each year throughout the term of the contracts. If we elect to exit these contracts, the maximum termination fees we would be obligated to pay in the year of termination would be approximately $475 million in 2002, $360 million in 2003, $310 million in 2004, $240 million in 2005 or $165 million in 2006.

 (e) In connection with the decision to unwind Concert, AT&T has agreed to acquire the 9% interest of AT&T Canada owned by British Telecommunications plc (BT) and assume BT's portion of the obligation to purchase the AT&T Canada shares not already owned by AT&T and BT. We do not know the timing or amounts we will have to pay in connection with this obligation but, in 2001, AT&T recorded a liability of $3.0 billion reflecting the estimated loss on AT&T's commitment to purchase the publicly owned shares of AT&T Canada.

 (f) AT&T Broadband is party to an agreement under which it purchases certain billing services from CSG Systems, Inc. ("CSG"). Unless terminated by either party pursuant to terms of the agreement, the agreement expires on December 31, 2012. The agreement calls for monthly payments which are subject to adjustments and conditions pursuant to the terms of the underlying agreements.

(g) In 1997, AT&T Broadband's predecessor, TCI, entered into a 25-year affiliation term sheet with Starz Encore Group pursuant to which AT&T may be obligated to pay fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! programming. The future commitment, which is calculated based on a fixed number of subscribers, increases annually from $306 in 2002 to $315 in 2003 and will increase annually through 2022 with inflation, subject to certain adjustments, including increases in the number of subscribers. The amounts in the above table do not take into account any increase in subscribers or expected inflation. The affiliation term sheet further provides that to the extent Starz Encore Group's programming costs increase above certain levels, AT&T's payments under the term sheet will be increased in proportion to the excess. Excess programming costs that may be payable by AT&T in future years are not presently estimable and could be significant.

                                                       COMMITMENTS BY PERIOD
                                    -----------------------------------------------------------
                                    TOTAL AMOUNTS   LESS THAN      2-3         4-5      AFTER 5
OTHER COMMERCIAL COMMITMENTS          COMMITTED      1 YEAR       YEARS       YEARS      YEARS
----------------------------        -------------   ---------   ---------   ---------   -------
                                                       (DOLLARS IN MILLIONS)
Guarantees........................     $1,522          $55         $--         $--      $1,467

RISK MANAGEMENT

     We are exposed to market risk from changes in interest and foreign exchange rates, as well as changes in equity prices associated with previously affiliated companies. In addition, we are exposed to market risk from fluctuations in the prices of securities, some of which we have monetized through the issuance of debt. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

     We enter into foreign currency contracts to minimize our exposure to risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign-currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. As of December 31, 2001, our foreign currency market exposures were principally Canadian dollars, Euros, Japanese yen, Swiss francs and Brazilian reais.

     The fair value of foreign exchange contracts is subject to the changes in foreign currency exchange rates. For the purposes of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. For contracts outstanding at December 31, 2001 and 2000, a 10% appreciation of the US dollar against foreign currencies from the prevailing rates would have resulted in an incremental pretax net unrealized loss of approximately $492 million and $6 million, respectively. The increase of the change from last year is primarily due to approximately $5.3 billion of foreign exchange contracts entered into relating to the commencement of a Euro Commercial Paper Program and our obligation to purchase the outstanding AT&T Canada shares we do not own. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

     The model to determine sensitivity assumes a parallel shift in all foreign currency exchange rates, although exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions, because all variables other than the exchange rates are held constant in the calculations.

     We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. We monitor our interest rate risk on the basis of changes in fair value. The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the debt due to differences between the market interest rates and rates at the inception of the obligation. We perform a sensitivity analysis on our fixed-rate long-term debt to assess the risk of changes in fair value. The model to determine sensitivity assumes a hypothetical 10% parallel shift in all interest rates. At December 31, 2001 and 2000, assuming a 10% increase in interest rates, the fair value of interest rate swaps and the underlying hedged debt would have decreased by $22 million and $11 million, respectively.

     In both 2001 and 2000, we entered into combined interest rate forward contracts to hedge foreign-currency-denominated debt. Assuming a 10% downward shift in interest rates, the fair value of the contracts and the underlying hedged debt would have changed by $112 million and $88 million respectively.

     Assuming a 10% downward shift in interest rates at December 31, 2001 and 2000, the fair value of unhedged debt would have increased by $1.4 billion and $1.2 billion, respectively.

     We have certain notes which are indexed to the market price of equity securities we own. Certain of these notes contain embedded derivatives, while other debt is issued in conjunction with net purchased options. Changes in the market prices of these securities result in changes in the fair value of the derivatives. Assuming a 10% downward change in the market price of these securities, the fair value of the combined collars and underlying debt would decrease by $661 million and $534 million at December 31, 2001, and 2000 respectively. Because these collars hedge the underlying equity securities monetized, we believe that the increase in the fair value of the collars would be largely offset by decreases in the fair value of the underlying equity securities. The changes in fair values referenced above do not represent the actual changes in fair value we would incur under normal market conditions because all variables other than the equity prices were held constant in the calculations.

     We use equity hedges to manage our exposure to changes in equity prices associated with stock appreciation rights (SARs) of previously affiliated companies. Assuming a 10% decrease in equity prices of these companies, the fair value of the equity hedges (net liability) would have increased by $27 million and $29 million at December 31, 2001 and 2000, respectively. Because these contracts are entered into for hedging purposes, we believe that the decrease in fair value would be largely offset by decreases in the underlying SAR liabilities.

     In order to determine the changes in fair value of our various financial instruments, including options, equity collars and SARS, we use certain financial modeling techniques, including Black-Scholes. We apply rate sensitivity changes directly to our interest rate swap transactions and forward rate sensitivity to our foreign currency forward contracts.

     The changes in fair value, as discussed above, assume the occurrence of certain market conditions, which could have an adverse financial impact on the Company. They do not consider the potential effect of changes in market factors that would result in favorable impacts to us, and do not represent projected losses in fair value that we expect to incur. Future impacts would be based on actual developments in global financial markets. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency rate risk or equity price risk in the near future.

FINANCIAL CONDITION

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                              DOLLARS IN MILLIONS
Total assets................................................  $165,282   $234,360
Total liabilities...........................................   105,322    121,611
Total shareowners' equity...................................    51,680    103,198

     Total assets decreased $69.1 billion, or 29.5%, to $165.3 billion at December 31, 2001, from $234.4 billion at December 31, 2000. This decrease was primarily due to the split-off of LMG in August 2001 and AT&T Wireless in July 2001. In addition, the decrease was due to lower investments and related advances resulting from the write-down of Concert and Net2Phone, and unfavorable mark-to-market adjustments on certain investments as well as the sale of other investments; lower franchise costs as a result of the net disposition of cable systems and amortization; and lower goodwill, primarily driven by the impairments associated with Excite@Home, as well as amortization. Partially offsetting these decreases was a higher cash balance, primarily reflecting proceeds from our $10.0 billion bond offering in November 2001.

     Total liabilities decreased $16.3 billion, or 13.4%, to $105.3 billion at December 31, 2001, from $121.6 billion at December 31, 2000. This decrease was primarily a result of lower debt, due to repayments, partially offset by our bond offering. In addition, deferred income taxes were lower, primarily resulting from deferred tax assets recorded as a result of the write-down of Concert, our obligation to purchase all of the outstanding shares of AT&T Canada and cable systems sales, partially offset by a higher deferred tax liability associated with greater tax depreciation. Also contributing to the total liability decrease was the settlement with AT&T common stock of the Excite@Home put obligation with Cox and Comcast. Partially offsetting these decreases was an increase in other long-term liabilities and deferred credits recorded in the third quarter of 2001 for our obligation to purchase all of the outstanding shares of AT&T Canada.

     Minority interest decreased $1.3 billion, or 26.5%, to $3.6 billion at December 31, 2001, from $4.8 billion at December 31, 2000. This decrease was primarily due to Excite@Home. Due to the significant losses of Excite@Home, we fully utilized the minority interest balance during the third quarter of 2001, and therefore no longer have a minority interest balance related to Excite@Home.

     Total shareowners' equity decreased $51.5 billion, or 49.9%, to $51.7 billion at December 31, 2001, from $103.2 billion at December 31, 2000. This decrease was primarily due to the split-off of LMG, the net impacts of the split-off of AT&T Wireless and net losses from continuing operations. The decrease was partially offset by the issuance of stock to settle the Excite@Home put obligation with Cox and Comcast.

     In September and December 2001, when AT&T declared its quarterly dividends to the AT&T Common Stock Group shareowners, the company was in an accumulated deficit position primarily as a result of the split-off of AT&T Wireless. As a result, the company reduced additional paid-in capital by $0.3 billion, the entire amount of the dividends declared.

     The ratio of total debt to total capital for AT&T's continuing operations, excluding LMG (debt of continuing operations divided by total debt of continuing operations and equity excluding discontinued operations and LMG) was 47.7% at December 31, 2001, compared with 57.2% at December 31, 2000. For purposes of this calculation, equity includes the convertible trust preferred securities, as well as subsidiary redeemable preferred stock and excludes the equity of discontinued operations and LMG at December 31, 2000. In addition, included in debt of continuing operations was approximately $8.6 billion and $8.7 billion of notes at December 31, 2001 and 2000, respectively, which are exchangeable into or collateralized by securities we own. Excluding this debt, the debt ratio for AT&T's continuing operations at December 31, 2001, was 43.4%, compared with 53.6% at December 31, 2000. The lower debt, as well as increased equity drove the decreases in the debt ratios.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which supercedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 will not have a material effect on AT&T's results of operations, financial position or cash flows.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which supercedes APB Opinion No. 17. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for AT&T as of January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance and excess basis related to equity method investments will no longer be amortized, but will continue to be tested for impairment. The goodwill balance as of December 31, 2001, was $24.7 billion, and the related amortization in 2001 was $0.9 billion. The excess basis balance at December 31, 2001, was $8.8 billion, with related amortization in 2001 of $207 million. In addition, we have determined that our franchise costs are indefinite-lived assets, as defined in SFAS No. 142, and therefore will not be subject to amortization beginning in 2002. The balance of our franchise costs as of December 31, 2001, was $42.8 billion and the related amortization for 2001 was $1.2 billion. The adoption of SFAS No. 142 will have a significant impact on our future operating results due to the cessation of goodwill and franchise cost amortization. For

2001, the amortization of goodwill, excess basis and franchise costs had an approximate impact of $0.45 per share. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore no impairment loss will be recognized upon adoption. In accordance with SFAS No. 142, the franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at market level). An impairment loss of $0.9 billion, net of taxes of $0.5 billion will be recognized as a change in accounting principle in the first quarter of 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for AT&T as of January 1, 2002. The adoption of SFAS No. 144 will not have a material impact on AT&T's results of operations, financial position or cash flows.

SUBSEQUENT EVENTS

     In March 2002, AT&T Canada announced the formation of a committee of the board of directors to help AT&T Canada with issues they are facing in the foreseeable future. Such issues include a significant regulatory decision expected in the next month which could have a significant impact on the future of sustainable competition in Canada; the effect of AT&T satisfying its obligation to purchase the share of AT&T Canada it does not own; and the impact of these events on operating and financial results of AT&T Canada. In addition, the committee appointed financial advisors to evaluate various scenarios regarding issues, opportunities and alternatives for AT&T Canada. It is expected that the outcome of these evaluations will have a negative effect on the underlying value of AT&T Canada shares, which will result in AT&T recording up to $250 million of additional losses on its commitment to purchase the publicly owned shares of A&T Canada, excluding any impact of the floor price accretion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in the section entitled "Risk Management" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

C. Michael Armstrong                           Charles H. Noski
Chairman of the Board,                         Vice Chairman,
Chief Executive Officer                        Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareowners of AT&T Corp.:

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareowners' equity and of cash flows present fairly, in all material respects, the financial position of AT&T Corp. and its subsidiaries (AT&T) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AT&T's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of and for the years ended December 31, 2000 and 1999 of Liberty Media Group, an equity method investee, which was acquired by AT&T on March 9, 1999. AT&T's financial statements include an investment of $34,290 million as of December 31, 2000, and equity method earnings (losses) of $1,488 million and $(2,022) million, for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Liberty Media Group, as of and for the years ended December 31, 2000 and 1999, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     As discussed in the notes to the financial statements, AT&T was required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 25, 2002

                          AT&T CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS
                                                               EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................  $52,550   $55,533   $54,973
                                                              -------   -------   -------
Operating Expenses
Costs of services and products (excluding depreciation of
  $4,818, $4,410 and $4,215 included below).................   13,960    12,795    11,013
Access and other connection.................................   12,136    13,140    14,439
Selling, general and administrative.........................   10,832     9,752    10,894
Depreciation and other amortization.........................    6,865     5,924     5,137
Amortization of goodwill, franchise costs and other
  purchased intangibles.....................................    2,473     2,665     1,057
Net restructuring and other charges.........................    2,530     7,029       975
                                                              -------   -------   -------
Total operating expenses....................................   48,796    51,305    43,515
                                                              -------   -------   -------
Operating income............................................    3,754     4,228    11,458
Other (expense) income......................................   (1,547)    1,150       826
Interest expense............................................    3,242     2,964     1,503
                                                              -------   -------   -------
(Loss) income from continuing operations before income
  taxes, minority interest, and (losses) earnings related to
  equity investments........................................   (1,035)    2,414    10,781
(Benefit) provision for income taxes........................     (791)    3,284     4,016
Minority interest income (expense)..........................      963     4,103      (126)
Equity (losses) earnings from Liberty Media Group...........   (2,711)    1,488    (2,022)
Net losses related to other equity investments..............    4,850       588       756
                                                              -------   -------   -------
(Loss) income from continuing operations....................   (6,842)    4,133     3,861
Income (loss) from discontinued operations (net of income
  taxes of $158, $307, and $(238))..........................      150       536      (433)
Gain on disposition of discontinued operations..............   13,503        --        --
                                                              -------   -------   -------
Income before cumulative effect of accounting change........    6,811     4,669     3,428
Cumulative effect of accounting change -- (net of income
  taxes of $578)............................................      904        --        --
                                                              -------   -------   -------
Net income..................................................    7,715     4,669     3,428
Dividend requirements of preferred stock....................      652        --        --
Premium on exchange of AT&T Wireless tracking stock.........       80        --        --
                                                              -------   -------   -------
Net income available to common shareowners..................  $ 6,983   $ 4,669   $ 3,428
                                                              =======   =======   =======
AT&T Common Stock Group -- per basic share:
(Loss) earnings from continuing operations..................  $ (1.33)  $  0.76   $  1.91
Earnings (loss) from discontinued operations................     0.03      0.13     (0.14)
Gain on disposition of discontinued operations..............     3.70        --        --
Cumulative effect of accounting change......................     0.10        --        --
                                                              -------   -------   -------
AT&T Common Stock Group earnings............................  $  2.50   $  0.89   $  1.77
                                                              =======   =======   =======
AT&T Common Stock Group -- per diluted share:
(Loss) earnings from continuing operations..................  $ (1.33)  $  0.75   $  1.87
Earnings (loss) from discontinued operations................     0.03      0.13     (0.13)
Gain on disposition of discontinued operations..............     3.70        --        --
Cumulative effect of accounting change......................     0.10        --        --
                                                              -------   -------   -------
AT&T Common Stock Group earnings............................  $  2.50   $  0.88   $  1.74
                                                              =======   =======   =======
AT&T Wireless Group -- per basic and diluted share:
Earnings from discontinued operations.......................  $  0.08   $  0.21   $    --
Liberty Media Group -- per basic and diluted share:
(Loss) earnings -- before cumulative effect of accounting
  change....................................................  $ (1.05)  $  0.58   $ (0.80)
Cumulative effect of accounting change......................     0.21        --        --
                                                              -------   -------   -------
Liberty Media Group (loss) earnings.........................  $ (0.84)  $  0.58   $ (0.80)
                                                              =======   =======   =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $ 10,592    $     64
Accounts receivable, less allowances of $827 and $1,185.....     7,736       9,408
Other receivables...........................................     1,645       1,645
Investments.................................................       668       2,102
Deferred income taxes.......................................     1,230         720
Other current assets........................................       657         781
                                                              --------    --------
Total Current Assets                                            22,528      14,720
                                                              --------    --------
Property, plant and equipment, net..........................    41,322      41,269
Franchise costs, net of accumulated amortization of $2,501
  and $1,664................................................    42,819      48,218
Goodwill, net of accumulated amortization of $1,307 and
  $609......................................................    24,675      26,782
Investment in Liberty Media Group and related receivables,
  net.......................................................        --      34,290
Other investments and related advances......................    23,818      30,875
Prepaid pension costs.......................................     3,337       3,003
Other assets................................................     6,783       7,979
Net assets of discontinued operations.......................        --      27,224
                                                              --------    --------
Total Assets................................................  $165,282    $234,360
                                                              ========    ========
LIABILITIES
Accounts payable............................................  $  4,744    $  5,382
Payroll and benefit-related liabilities.....................     2,084       1,991
Debt maturing within one year...............................    12,958      31,838
Liability under put options.................................        --       2,564
Other current liabilities...................................     5,641       6,200
                                                              --------    --------
Total Current Liabilities...................................    25,427      47,975
                                                              --------    --------
Long-term debt..............................................    40,527      33,089
Long-term benefit-related liabilities.......................     3,594       3,670
Deferred income taxes.......................................    28,160      32,054
Other long-term liabilities and deferred credits............     7,614       4,823
                                                              --------    --------
Total Liabilities...........................................   105,322     121,611
                                                              --------    --------
Minority Interest...........................................     3,560       4,841
Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated
  Debt Securities of AT&T...................................     4,720       4,710
SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000
  shares; issued and outstanding 3,542,405,744 shares (net
  of 851,746,431 treasury shares) at December 31, 2001 and
  3,760,151,185 shares (net of 416,887,452 treasury shares)
  at December 31, 2000......................................     3,542       3,760
AT&T Wireless Group Common Stock, $1 par value, authorized
  6,000,000,000 shares, issued and outstanding 361,802,200
  shares at December 31, 2000...............................        --         362
Liberty Media Group Class A Common Stock, $1 par value,
  authorized 4,000,000,000 shares, issued and outstanding
  2,363,738,198 shares (net of 59,512,496 treasury shares)
  at December 31, 2000......................................        --       2,364
Liberty Media Group Class B Common Stock, $1 par value,
  authorized 400,000,000 shares, issued and outstanding
  206,221,288 shares (net of 10,607,776 treasury shares) at
  December 31, 2000.........................................        --         206
Additional paid-in capital..................................    51,964      90,496
(Accumulated deficit) retained earnings.....................    (3,484)      7,408
Accumulated other comprehensive loss........................      (342)     (1,398)
                                                              --------    --------
Total Shareowners' Equity...................................    51,680     103,198
                                                              --------    --------
Total Liabilities and Shareowners' Equity...................  $165,282    $234,360
                                                              ========    ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN MILLIONS)
AT&T Common Stock
  Balance at beginning of year..............................  $  3,760    $  3,196    $ 2,630
  Shares issued (acquired), net:
     Under employee plans...................................        15           3         --
     For acquisitions.......................................        44         607        566
     Settlement of put option...............................       155          --         --
     For Wireless tracking stock exchange...................      (372)         --         --
     Other*.................................................       (60)        (46)        --
                                                              --------    --------    -------
Balance at end of year......................................     3,542       3,760      3,196
                                                              --------    --------    -------
AT&T Wireless Group Common Stock
  Balance at beginning of year..............................       362          --         --
  Shares issued:
     For stock offering.....................................        --         360         --
     Under employee plans...................................         2           2         --
     For Wireless stock exchange............................       438          --         --
     Conversion of preferred stock..........................       406          --         --
AT&T Wireless Group split-off...............................    (1,208)         --         --
                                                              --------    --------    -------
Balance at end of year......................................        --         362         --
                                                              --------    --------    -------
Liberty Media Group Class A Common Stock
  Balance at beginning of year..............................     2,364       2,314         --
  Shares issued (acquired), net:
     For acquisitions.......................................        --          62      2,280
     Other..................................................        14         (12)        34
  Liberty Media Group split-off.............................    (2,378)         --         --
                                                              --------    --------    -------
Balance at end of year......................................        --       2,364      2,314
                                                              --------    --------    -------
Liberty Media Group Class B Common Stock
  Balance at beginning of year..............................       206         217         --
  Shares issued (acquired), net.............................         6         (11)       220
  Liberty Media Group split-off.............................      (212)         --         --
  Other.....................................................        --          --         (3)
                                                              --------    --------    -------
Balance at end of year......................................        --         206        217
                                                              --------    --------    -------
Additional Paid-In Capital
  Balance at beginning of year..............................    90,496      59,526     15,195
  Shares issued (acquired), net:
     Under employee plans...................................       279          98        431
     For acquisitions.......................................       827      23,097     42,425
     Settlement of put option...............................     3,237          --         --
     Other*.................................................    (1,007)     (2,767)       323
  Proceeds in excess of par value from issuance of AT&T
     Wireless common stock..................................        --       9,915         --
  Common stock warrants issued..............................        --          --        306
  Gain on issuance of common stock by affiliates............        20         530        667
  Conversion of preferred stock.............................     9,631          --         --
  AT&T Wireless Group split-off.............................   (20,955)         --         --

                          AT&T CORP. AND SUBSIDIARIES

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN MILLIONS)
  Liberty Media Group split-off.............................   (30,768)         --         --
  Wireless tracking stock exchange..........................        14          --         --
  Beneficial conversion value of preferred stock............       295          --         --
  Dividends declared -- AT&T Common Stock Group.............      (265)         --         --
  Other.....................................................       160          97        179
                                                              --------    --------    -------
Balance at end of year......................................    51,964      90,496     59,526
                                                              --------    --------    -------
Guaranteed ESOP Obligation
  Balance at beginning of year..............................        --         (17)       (44)
  Amortization..............................................        --          17         27
                                                              --------    --------    -------
Balance at end of year......................................        --          --        (17)
                                                              --------    --------    -------
(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year..............................     7,408       6,712      7,800
  Net income................................................     7,715       4,669      3,428
  Dividends declared -- AT&T Common Stock Group.............      (275)     (2,485)    (2,807)
  Dividends accrued -- preferred stock......................      (652)         --         --
  Premium on exchange of AT&T Wireless tracking stock.......       (80)         --         --
  Treasury shares issued at less than cost..................        (7)     (1,488)    (1,709)
  AT&T Wireless Group split-off.............................   (17,593)         --         --
                                                              --------    --------    -------
Balance at end of year......................................    (3,484)      7,408      6,712
                                                              --------    --------    -------
Accumulated Comprehensive Income
  Balance at beginning of year..............................    (1,398)      6,979        (59)
  Other comprehensive income................................     1,742      (8,377)     7,038
  AT&T Wireless Group split-off.............................        72          --         --
  Liberty Media Group split-off.............................      (758)         --         --
                                                              --------    --------    -------
Balance at end of year......................................      (342)     (1,398)     6,979
                                                              --------    --------    -------
Total Shareowners' Equity...................................  $ 51,680    $103,198    $78,927
                                                              ========    ========    =======
Summary of Total Comprehensive Income (Loss):
Income before cumulative effect of accounting change........  $  6,811    $  4,669    $ 3,428
Cumulative effect of accounting change......................       904          --         --
Net income..................................................     7,715       4,669      3,428
Other comprehensive income (loss)[net of income taxes of
  $1,119, $(5,348) and $4,600]..............................     1,742      (8,377)     7,038
                                                              --------    --------    -------
Comprehensive Income (Loss).................................  $  9,457    $ (3,708)   $10,466
                                                              ========    ========    =======

---------------
AT&T accounts for treasury stock as retired stock.

We have 100 million authorized shares of preferred stock at $1 par value.

* Other activity in 2001 and 2000 represents AT&T common stock received in exchange for entities owning certain cable systems.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                   (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $  7,715    $  4,669    $  3,428
Deduct:
  Income (loss) from discontinued operations................       150         536        (433)
  Gain on disposition of discontinued operations............    13,503          --          --
                                                              --------    --------    --------
(Loss) income from continuing operations....................    (5,938)      4,133       3,861
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities of continuing operations:
  Cumulative effect of accounting change -- net of income
    taxes...................................................      (904)         --          --
  Net gains on sales of businesses and investments..........      (528)     (1,321)       (585)
  Cost investment impairment charges........................     1,083         248          40
  Put option settlement loss and mark-to-market charges.....       838         537          --
  Net restructuring and other charges.......................     2,343       6,793         678
  Depreciation and amortization.............................     9,338       8,589       6,194
  Provision for uncollectible receivables...................     1,130       1,080       1,216
  Deferred income taxes.....................................    (4,818)        341         354
  Net revaluation of certain financial instruments..........       809          --          --
  Minority interest (income) expense........................    (1,263)     (4,329)         24
  Net equity losses (earnings) from Liberty Media Group.....     2,711      (1,488)      2,022
  Net losses related to other equity investments............     7,889       1,017       1,223
  Decrease (increase) in receivables........................       716      (2,512)     (2,409)
  Decrease in accounts payable..............................      (819)       (577)       (165)
  Net change in other operating assets and liabilities......    (2,153)       (376)     (1,785)
  Other adjustments, net....................................       124        (470)       (159)
                                                              --------    --------    --------
Net Cash Provided by Operating Activities of Continuing
  Operations................................................    10,558      11,665      10,509
                                                              --------    --------    --------
INVESTING ACTIVITIES
Capital expenditures and other additions....................    (9,300)    (11,511)    (11,876)
Proceeds from sale or disposal of property, plant and
  equipment.................................................        83         600         286
(Increase) decrease in other receivables....................      (114)     (1,052)         17
Sales of marketable securities..............................       102          96          --
Purchases of marketable securities..........................       (18)         --          --
Investment distributions and sales..........................     3,014         992       1,574
Investment contributions and purchases......................      (378)     (2,394)     (7,837)
Net dispositions (acquisitions) of businesses, net of cash
  disposed/acquired.........................................     4,913     (16,657)     (5,969)
Other investing activities, net.............................      (162)       (119)        (79)
                                                              --------    --------    --------
Net Cash Used in Investing Activities of Continuing
  Operations................................................    (1,860)    (30,045)    (23,884)
                                                              --------    --------    --------
FINANCING ACTIVITIES
Proceeds from long-term debt issuances, net of issuance
  costs.....................................................    12,415       4,601       8,396
Retirement of long-term debt................................    (1,661)     (2,118)     (2,255)
(Decrease) increase in short-term borrowings, net...........   (17,168)     16,973      10,173
Repayment of borrowings from AT&T Wireless..................    (5,803)         --          --
Issuance of convertible preferred securities and warrants...     9,811          --       4,638
Redemption of redeemable securities.........................        --        (152)         --
Issuance of AT&T common shares..............................       224          99          --
Issuance of AT&T Wireless Group common shares...............        54      10,314          --
Net issuance (acquisition) of treasury shares...............        24        (581)     (4,624)
Dividends paid on common stock..............................      (549)     (3,047)     (2,712)
Dividends paid on preferred securities......................      (336)       (294)       (135)
Other financing activities, net.............................       (41)        (63)        373
                                                              --------    --------    --------
Net Cash (Used in) Provided by Financing Activities of
  Continuing Operations.....................................    (3,030)     25,732      13,854
                                                              --------    --------    --------
Net cash provided by (used in) discontinued operations......     4,860      (8,306)     (2,594)
Net increase (decrease) in cash and cash equivalents........    10,528        (954)     (2,115)
Cash and cash equivalents at beginning of year..............        64       1,018       3,133
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 10,592    $     64    $  1,018
                                                              ========    ========    ========

    The notes are an integral part of the consolidated financial statements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DOLLARS IN MILLIONS UNLESS OTHERWISE NOTED (EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include all controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in majority-owned subsidiaries where control does not exist and investments in which we exercise significant influence but do not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting.

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

  REVENUE RECOGNITION

     We recognize long distance, local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. Cable video and nonvideo installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution systems. Customer activation fees, along with the related costs up to but not exceeding the revenue, are deferred and amortized over the customer relationship period. We recognize other products and services revenue when the products are delivered and accepted by customers and when services are provided in accordance with contract terms. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement.

  ADVERTISING AND PROMOTIONAL COSTS

     We expense costs of advertising and promotions, including cash incentives used to acquire customers, as incurred. Advertising and promotional expenses were $1,549, $1,377 and $1,418 in 2001, 2000 and 1999, respectively. Of these amounts, $236, $288 and $320 were cash incentives to acquire customers in 2001, 2000 and 1999, respectively.

  INCOME TAXES

     Under the balance sheet method we recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. We amortize investment tax credits as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

  CASH EQUIVALENTS

     We consider all highly liquid investments with original maturities of generally three months or less to be cash equivalents.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  PROPERTY, PLANT AND EQUIPMENT

     We state property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of additions and substantial improvements to property, plant and equipment are capitalized. The costs of maintenance and repairs of property, plant and equipment are charged to operating expense. Depreciation is determined based upon the assets' estimated useful lives using either the group or unit method. The useful lives of communications and network equipment range from three to 15 years. The useful lives of other equipment ranges from three to seven years. The useful lives of buildings and improvements range from 10 to 40 years. The group method is used for most depreciable assets, including the majority of communications and network equipment. The unit method is primarily used for large computer systems, buildings and support assets. Under the group method, a specific asset group has an average life. The depreciation rate is developed based on the average useful life for the specific asset group. This method requires the periodic revision of depreciation rates. Under the unit method, assets are depreciated based on the useful life of the individual asset. When we sell or retire assets depreciated using the group method, the cost is deducted from property, plant and equipment and charged to accumulated depreciation, without recognition of a gain or loss. When we sell assets that were depreciated using the unit method, we include the related gains or losses in "Other income (expense)" in the Consolidated Statements of Income.

     We use accelerated depreciation methods primarily for certain high-technology computer-processing equipment and digital equipment used in the telecommunications network, except for switching equipment placed in service before 1989, where a straight-line method is used. All other plant and equipment is depreciated on a straight-line basis.

  FRANCHISE COSTS

     Franchise costs include the value assigned to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. Such amounts are amortized on a straight-line basis over 25 or 40 years. Beginning in 2002, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", such franchise costs will no longer be amortized, but will continue to be tested for impairment (see Note 23).

  GOODWILL

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. We amortize goodwill on a straight-line basis over the periods benefited, ranging from five to 40 years. Beginning in 2002, in accordance with the provisions of SFAS No. 142 such goodwill will no longer be amortized, but will continue to be tested for impairment (see Note 23).

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

     AT&T also capitalizes costs associated with the development of application software incurred from the time technological feasibility is established until the software is ready to provide service to customers. These

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
capitalized costs are included in property, plant and equipment and are amortized over a useful life not to exceed five years.

  VALUATION OF LONG-LIVED ASSETS

     Long-lived assets, such as property, plant and equipment, franchise costs, goodwill, investments and software, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     We use derivative financial instruments to mitigate market risk from changes in interest rates, foreign currency exchange rates and equity prices. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, options, warrants and forward contracts. We do not use derivative financial instruments for speculative purposes.

     All derivatives are recognized on the balance sheet at fair value. To qualify for hedge accounting treatment, derivatives, at inception, must be designated as hedges and evaluated for effectiveness throughout the hedge period. We designate certain derivative contracts, at the date entered into, as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) a foreign currency fair value or cash flow hedge (foreign currency hedge). Other derivatives (undesignated) are not formally designated for accounting purposes. These derivatives, except for warrants, although undesignated for accounting purposes are entered into to hedge economic risks.

     We record changes in the fair value of fair-value hedges (including fair value foreign currency hedges), along with the changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), in "Other income (expense)" in the Consolidated Statement of Income.

     We record changes in the fair value of cash-flow hedges (including foreign currency cash flow hedges) that are highly effective in "Other comprehensive income", net of income taxes, as a component of shareowners' equity, until earnings are affected by the variability of cash flows of the hedged transaction.

     Changes in the fair value of undesignated derivatives are recorded in "Other income (expense)" in the Consolidated Statement of Income, along with the change in fair value of any related asset or liability.

     We currently do not have any net investment hedges in a foreign operation.

     We assess embedded derivatives to determine whether (1) the economic characteristics of the embedded instruments are not clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the host instrument) and (2) whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that both conditions exist, we designate the derivatives as described above, and recognize at fair value.

     We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item (2) the derivative expires or is sold, terminated, or exercised; (3) it is determined that the forecasted hedged transaction will no longer occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment or (5) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be adjusted for changes in fair value through "Other income (expense)" in the Consolidated Statement of Income, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be adjusted for changes in the fair value through "Other income (expense)" in the Consolidated Statement of Income, and any asset or liability that was recorded pursuant to the recognition of the firm commitment will be removed from the balance sheet and recorded in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will then be adjusted for changes in the fair value through "Other income (expense)" in the Consolidated Statement of Income, and gains and losses that were accumulated in "Other comprehensive income" as a component of shareowners' equity, will be recognized immediately in "Other income (expense)" in the Consolidated Statement of Income. In all other situations in which hedge accounting is discontinued, the derivative will continue to be carried at fair value on the balance sheet, with changes in its fair value recognized in "Other income (expense)" in the Consolidated Statement of Income.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies.

  CONCENTRATIONS

     As of December 31, 2001, we do not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact our operations. We also do not have a concentration of available sources of labor, services, franchises or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with several high-quality credit institutions.

  ISSUANCE OF COMMON STOCK BY AFFILIATES

     Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such entity, are recognized as increases or decreases to additional paid-in capital in the Consolidated Statements of Shareowners' Equity.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  RECLASSIFICATIONS AND RESTATEMENTS

     We reclassified certain amounts for previous years to conform to the 2001 presentation.

2.  RESTRUCTURING OF AT&T

     On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units.

     On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would have been approximately 0.35. AT&T shareowners will own a 56% economic stake and an approximate 66% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval in 2002. On February 11, 2002, the company filed a preliminary proxy with the SEC, seeking shareowner approval of the AT&T Broadband and Comcast merger, and the creation of the AT&T Consumer Services tracking stock, among other things.

     These restructuring activities are complicated and involve a substantial number of steps and transactions, including obtaining various approvals, such as Internal Revenue Service (IRS) rulings. AT&T expects, however, that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to shareowners in the restructuring.

     On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 1.176 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 372.2 million shares of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock. In conjunction with the exchange offer, AT&T recorded an $80 premium as a reduction to net income available to common shareowners. The premium represents the excess of the fair value of the AT&T Wireless Group tracking stock issued over the fair value of the AT&T common stock exchanged.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis, and 1,136 million shares of AT&T Wireless common stock, held by AT&T were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. For accounting

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
purposes, the deemed effective split-off date was June 30, 2001. At the time of split-off, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July 2001. The remaining portion of these holdings was monetized in October and December of 2001 through the issuance of debt that is exchangeable into Wireless shares (or their cash equivalent) at maturity. The split-off of AT&T Wireless resulted in a noncash tax-free gain of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless. This gain was recorded in the third quarter of 2001 as a "Gain on disposition of discontinued operations."

     On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly traded company (since AT&T did not exit the line of business that Liberty Media Group (LMG) operated in, LMG was not accounted for as a discontinued operation). AT&T redeemed each outstanding share of Class A and Class B LMG tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. For accounting purposes, the deemed effective split-off date was July 31, 2001.

3.  SUPPLEMENTARY FINANCIAL INFORMATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2001      2000    1999
                                                              -------   ------   ----
INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Research and development expenses...........................  $   325   $  402   $550
                                                              =======   ======   ====
OTHER (EXPENSE) INCOME
Cost investment impairment charges..........................  $(1,083)  $ (248)  $(40)
Settlement loss and mark-to-market charges on Excite@Home
  put options...............................................     (838)    (537)    --
Net revaluation of certain financial instruments............     (809)      --     --
Net gains on sales of businesses and investments............      528    1,321    585
Investment-related income...................................      426      512    203
Miscellaneous, net..........................................      229      102     78
                                                              -------   ------   ----
Total other (expense) income................................  $(1,547)  $1,150   $826
                                                              =======   ======   ====

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                    SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT
Communications, network and other equipment.................  $ 64,372   $ 60,232
Buildings and improvements..................................     8,512      8,643
Land and improvements.......................................       484        523
                                                              --------   --------
Total property, plant and equipment.........................    73,368     69,398
Accumulated depreciation....................................   (32,046)   (28,129)
                                                              --------   --------
Property, plant and equipment, net..........................  $ 41,322   $ 41,269
                                                              ========   ========

LEVERAGED LEASES

     We lease airplanes, energy-producing facilities and transportation equipment under leveraged leases having original terms of 10 to 30 years, expiring in various years from 2004 through 2020. The investment in leveraged leases is primarily included in other assets on the balance sheet. Following is a summary of our investment in leveraged leases:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Rentals receivable (net of nonrecourse debt*)...............  $1,241   $1,278
Estimated unguaranteed residual values......................     964      976
Unearned income.............................................    (953)    (997)
Allowance for credit losses.................................     (31)     (33)
                                                              ------   ------
Investment in leveraged leases (included in other assets)...   1,221    1,224
Deferred taxes..............................................   1,105    1,124
                                                              ------   ------
Net investment..............................................  $  116   $  100
                                                              ======   ======

---------------
* The rentals receivable are net of nonrecourse debt of $3.2 billion and $3.4 billion at December 31, 2001 and 2000, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                 SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2001     2000      1999
                                                            ------   -------   ------
OTHER COMPREHENSIVE INCOME (LOSS)
Net foreign currency translation adjustment [net of income
  taxes of $(160), $(181) and $87](1).....................  $ (250)  $  (309)  $  148
Net revaluation of certain financial instruments:
  Unrealized gains (losses) [net of income taxes of $343,
     $(4,686) and $4,499](2)..............................     475    (7,317)   6,868
  Recognition of previously unrealized losses (gains) on
     available-for-sale securities [net of income taxes of
     $950, $(480) and $7](3)..............................   1,535      (750)      10
Net minimum pension liability adjustment [net of income
  taxes of $(14), $(1) and $7]............................     (18)       (1)      12
                                                            ------   -------   ------
Total other comprehensive income (loss)...................  $1,742   $(8,377)  $7,038
                                                            ======   =======   ======

---------------
(1) Includes LMG's foreign currency translation adjustments, net of applicable income taxes, totaling $(149) in 2001 through July 31, 2001, $(202) in 2000 and $60 in 1999, from March 1, 1999, date of acquisition, to December 31, 1999.

(2) Includes LMG's unrealized gains (losses) on available-for-sale securities, net of applicable income taxes, totaling $1,286 in 2001 through July 31, 2001, $(6,117) in 2000 and $6,497 in 1999, from March 1, 1999, date of acquisition, to December 31, 1999.

(3) See below for a summary of the "Recognition of previously unrealized losses (gains) on available-for-sale securities" and the income statement line items impacted.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

       SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) ON
                               AVAILABLE-FOR-SALE
            SECURITIES AND THE INCOME STATEMENT LINE ITEMS IMPACTED

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                             2001                 2000                  1999
                                      ------------------   -------------------   ------------------
                                      PRETAX   AFTER-TAX   PRETAX    AFTER-TAX   PRETAX   AFTER-TAX
                                      ------   ---------   -------   ---------   ------   ---------
AT&T GROUP:
  Other (expense) income:
     Reclassification of securities
       to
       "trading" in conjunction with
       the adoption of SFAS No.
       133(4).......................  $1,154    $  713     $    --     $  --      $--        $--
     Sales of various securities....     317       196        (476)     (294)      (3)        (2)
     Other-than-temporary investment
       impairments..................     985       608         290       179       --         --
LIBERTY MEDIA GROUP:
  Earnings (losses) from Liberty
     Media Group:
     Sale of various securities.....     173       105      (1,044)     (635)      20         12
  Cumulative effect of accounting
     change(4)......................    (144)      (87)         --        --       --         --
                                      ------    ------     -------     -----      ---        ---
Total recognition of previously
  unrealized losses (gains) on
  available-for-sale securities.....  $2,485    $1,535     $(1,230)    $(750)     $17        $10
                                      ======    ======     =======     =====      ===        ===

---------------
(4) See Note 14 for detailed discussion.

                      SUPPLEMENTARY CASH FLOW INFORMATION

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
Interest payments, net of capitalized interest of $138,
  $177 and $143..........................................   $3,396      $3,059      $1,292
Income tax payments......................................      803       2,369       3,948

4.  MERGERS WITH MEDIAONE GROUP, INC., AND TELE-COMMUNICATIONS, INC.

  MERGER WITH MEDIAONE GROUP, INC.

     On June 15, 2000, AT&T completed a merger with MediaOne Group, Inc. (MediaOne) in a cash and stock transaction valued at approximately $45 billion. For each share of MediaOne stock, MediaOne shareowners received, in the aggregate 0.95 of a share of AT&T common stock and $36.27 per share in cash, consisting of $30.85 per share as stipulated in the merger agreement and $5.42 per share based on AT&T's stock price preceding the merger, which was below a predetermined amount. AT&T issued approximately 603 million shares of common stock in the transaction, of which approximately 60 million were treasury shares. The AT&T shares had an aggregate market value of approximately $21 billion, and cash payments totaled approximately $24 billion.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The merger was accounted for under the purchase method. Accordingly, the results of MediaOne have been included in the accompanying consolidated financial statements since the date of acquisition as part of our AT&T Broadband segment.

     Approximately $17 billion of the purchase price of $45 billion has been attributed to agreements with local franchise authorities that allow access to homes in our broadband service areas (franchise costs) and is being amortized on a straight-line basis over 40 years. Also included in the purchase price was approximately $22 billion related to nonconsolidated investments, including investments in Time Warner Entertainment Company, L.P. (TWE) and Vodafone Group plc (Vodafone), approximately $5 billion related to property, plant and equipment, and approximately $5 billion of other net assets. In addition, included was approximately $13 billion in deferred income tax liabilities, approximately $10 billion attributable to MediaOne debt, and approximately $1 billion of minority interest in Centaur Funding Corporation, a subsidiary of MediaOne. The purchase resulted in goodwill of approximately $20 billion, which is being amortized on a straight-line basis over 40 years.

  MERGER WITH TELE-COMMUNICATIONS, INC.

     On March 9, 1999, AT&T completed a merger with Tele-Communications, Inc.
(TCI), renamed AT&T Broadband, in an all-stock transaction valued at approximately $52 billion. Each share of TCI Group Series A common stock was converted into 1.16355 shares of AT&T common stock, and each share of TCI Group Series B common stock was converted into 1.27995 shares of AT&T common stock. AT&T issued approximately 664 million shares of common stock in the transaction, of which approximately 149 million were treasury shares. The AT&T shares had an aggregate market value of approximately $27 billion. Certain subsidiaries of TCI held TCI Group Series A common stock, which was converted into 216 million shares of AT&T common stock. These shares were held by the subsidiaries throughout 1999 and 2000 and were reflected as treasury stock in the balance sheet. In the second quarter of 2001, these shares were converted into AT&T Subsidiary Exchangeable Preferred Stock. Each subsidiary preferred share is exchangeable into 1,000 shares of AT&T Common Stock.

     In addition, TCI simultaneously combined its LMG programming business with its TCI Ventures Group technology investment business, forming LMG. In connection with the closing, AT&T issued separate tracking stock in exchange for the TCI, LMG and TCI Ventures Group tracking shares previously outstanding. We issued 2,280 million shares of LMG Class A tracking stock (including 120 million shares related to the conversion of convertible notes) and 220 million shares of Liberty Media Group Class B tracking stock. The tracking stock was designed to reflect the separate financial performance and economic value of LMG. These shares had an aggregate market value of approximately $23 billion. LMG was split-off from AT&T as an independent, publicly-traded company on August 10, 2001 (see Notes 2 and 10).

     The TCI merger was accounted for under the purchase method. Accordingly, the results of TCI have been included in the financial results of AT&T since the date of acquisition as part of our AT&T Broadband segment. The operating results of TCI have been included in the accompanying consolidated financial statements at their fair value since March 1, 1999, the deemed effective date of acquisition for accounting purposes. The impact of the results from March 1 through March 9, 1999, were deemed immaterial to our consolidated results.

     Approximately $20 billion of the purchase price of $52 billion was attributed to franchise costs and is being amortized on a straight-line basis over 40 years. Pursuant to SFAS No. 109, "Accounting for Income Taxes", AT&T recorded an approximate $13 billion deferred tax liability in connection with this franchise intangible, which is also included in franchise costs. We do not expect that this deferred tax liability will ever be paid. This deferred tax liability is being amortized on a straight-line basis over 40 years and is included in the provision for income taxes. Also included was approximately $11 billion related to nonconsolidated investments, approximately $5 billion related to property, plant and equipment, approximately $11 billion of

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

TCI long-term debt and approximately $7 billion related to other net liabilities. In addition, our investment in LMG was recorded at approximately $34 billion, including approximately $11 billion of goodwill.

     In 2002, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", we will no longer amortize goodwill, franchise costs or the deferred tax liability associated with franchise costs related to the mergers discussed above (see Note 23).

     Following is a summary of the pro forma results of AT&T as if the mergers with MediaOne and TCI had closed effective January 1, 1999:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                              (SHARES IN MILLION)
                                                                  (UNAUDITED)
Revenue.....................................................  $56,858    $58,609
Income from continuing operations...........................    5,081      6,885
Weighted-average AT&T common shares.........................    3,762      3,784
Weighted-average AT&T common shares and potential common
  shares....................................................    3,821      3,906
Weighted-average Liberty Media Group shares.................    2,572      2,519
AT&T Common Stock Group earnings from continuing operations
  per common share:
  Basic.....................................................  $  0.96    $  2.41
  Diluted...................................................     0.95       2.34
Liberty Media Group earnings (loss) per common share:
  Basic and diluted.........................................  $  0.58    $ (0.89)

     Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

5.  CONCERT AND AT&T CANADA

     On October 16, 2001, AT&T announced a decision to unwind Concert, its global venture with British Telecommunications plc (BT), which was launched in January 2000. Under the partnership termination agreement, each of the partners generally will reclaim the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T will assume certain other assets that BT originally contributed to the joint venture. AT&T also will acquire BT's 9% interest in AT&T Canada and assume BT's obligation to purchase a portion of the publicly owned shares of AT&T Canada. The agreement to dissolve the Concert venture, impacted AT&T's intent and ability to hold its investment in Concert, therefore, AT&T recorded a $1.8 billion after-tax investment impairment charge ($2.9 billion pretax) in 2001 included in "Net losses related to other equity investments" in the Consolidated Statement of Income. This charge primarily relates to the difference between the fair market value of the net assets AT&T will receive in the transaction and the carrying value of AT&T's investment in Concert which included a note receivable from Concert of approximately $1.1 billion. Our investment in Concert was accounted for as an equity method investment. The remaining carrying value of our investment in Concert was approximately $0.1 billion at December 31, 2001. The agreement to dissolve Concert remains subject to regulatory approval in the United States, Europe and other jurisdictions and is expected to close by the first-half of 2002.

     Through a joint venture, AT&T and BT have an approximate 31% equity ownership of AT&T Canada. In connection with the decision to unwind Concert, AT&T has agreed to acquire BT's 9% interest in AT&T Canada and assume BT's portion of the obligation to purchase the AT&T Canada shares not already owned by

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

AT&T and BT. AT&T has the right to trigger, at any time, the purchase by AT&T or another entity the remaining equity of AT&T Canada for the Back-end Price which is the greater of the floor price (Cdn $47.45 as of December 31, 2001) and the fair market value. The floor price accretes at 4% each quarter, commencing on June 30, 2000. In the event foreign ownership restrictions in Canada are lifted, in whole or in part, prior to June 30, 2003, AT&T is required to purchase the outstanding shares (to the extent permitted by any remaining foreign ownership restrictions) at the Back-end Price. If foreign ownership restrictions in Canada are not lifted and we do not exercise the call right by June 30, 2003, the shares would be put up for auction, and AT&T would have to make the shareholders whole for the amount, if any, by which the Back-End Price exceeds the proceeds received in auction.

     In 2001, AT&T recorded $1.8 billion after-tax charges ($3.0 billion pretax) reflecting the estimated loss on AT&T's commitment to purchase the publicly owned shares of AT&T Canada. Included in these charges was approximately $0.6 billion related to the assumption of BT's obligation to purchase the publicly owned shares of AT&T Canada. These charges reflect the difference between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them, including the 4% accretion of the floor price, and are included in "Net losses related to other equity investments" in the Consolidated Statement of Income and the related liability within "Other long-term liabilities and deferred credits" in the Consolidated Balance Sheet. The purchase commitment will continue to be evaluated against the difference between the floor price and underlying value of AT&T Canada shares, which could result in the recognition of future charges.

     AT&T no longer records equity earnings or losses related to AT&T Canada since AT&T's investment balance was written down to zero largely through losses generated by AT&T Canada. In the event AT&T acquires more than 50% of the voting equity of AT&T Canada, AT&T Canada's results will be consolidated into AT&T's results. At December 31, 2001, AT&T Canada had outstanding debt of $2.9 billion and other net assets of $2.8 billion.

6.  OTHER ACQUISITIONS, EXCHANGES, STOCK OFFERING, AND DISPOSITIONS

  CABLEVISION SYSTEMS CORPORATION

     On October 23, 2001, AT&T sold approximately 19.2 million shares of Cablevision NY Group Class A common stock and, monetized through a trust, 26.9 million shares of a mandatorily exchangeable trust security that is exchangeable into up to 26.9 million shares of Cablevision NY Group Class A common stock at maturity in three years. The offering price was $36.05 per share for both the common shares and the exchangeable securities. The offerings generated approximately $1.4 billion of pretax proceeds, net of underwriting fees. The sale resulted in a pretax loss of approximately $0.3 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

     On January 8, 2001, AT&T and Cablevision Systems Corporation (Cablevision) completed the transfer of cable systems in which AT&T received cable-systems serving 358 thousand customers in Boston and Eastern Massachusetts. In exchange, Cablevision received cable-systems serving approximately 130 thousand customers in the northern New York suburbs, and 44 million shares of AT&T common stock valued at approximately $0.9 billion, and approximately $0.2 billion in cash. Cablevision recorded a gain as a result of the transaction. AT&T did not record any gain or loss on the transaction, however due to its ownership interest in Cablevision, AT&T recorded a proportionate amount of a gain recorded by Cablevision of approximately $0.1 billion included within "Net losses related to other equity investments" in the Consolidated Statement of Income.

  AT HOME CORPORATION

     On August 28, 2000, AT&T and At Home Corporation (Excite@Home) announced shareholder approval of a new board of directors and governance structure for Excite@Home. AT&T was given the right to designate six of the 11 Excite@Home board members. In addition, Excite@Home converted approximately 50 million of

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

AT&T's Series A shares into Series B shares, each of which has 10 votes. As a result of these governance changes, AT&T gained a controlling interest and began consolidating Excite@Home's results upon the closing of the transaction on September 1, 2000. As of December 31, 2000, AT&T had, on a fully diluted basis, approximately 23% of the economic interest and 74% of the voting interest in Excite@Home.

     The consolidation of Excite@Home resulted in minority interest of approximately $2.2 billion, goodwill of approximately $2.4 billion, short-term liabilities of approximately $2.4 billion (including an initial put option liability), other net assets of approximately $1.2 billion and the removal of our investment in Excite@Home of approximately $1.9 billion.

     On September 28, 2001, At Home Corporation filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court, for the Northern District of California. As a result of the bankruptcy and AT&T's removal of four of its six members from the Excite@Home board of directors, AT&T ceased consolidating Excite@Home as of September 30, 2001. Beginning October 1, 2001, AT&T no longer records equity earnings or losses related to Excite@Home since AT&T recognized losses in excess of its investment in Excite@Home.

     The noncash impacts of the deconsolidation of At Home Corporation primarily included a reduction to property, plant and equipment of approximately $0.3 billion, goodwill of approximately $0.3 billion and debt of approximately $1.0 billion. This resulted in the recording of a liability of approximately $0.4 billion. This liability will continue to be evaluated. In addition, other noncash items included a tax benefit of $0.7 billion reflecting changes to deferred tax liabilities.

  COX COMMUNICATIONS, INC. AND COMCAST -- EXCITE@HOME PUT OPTIONS

     In August 2000, in exchange for Cox Communications, Inc. (Cox) and Comcast relinquishing their rights under the shareholder agreement in connection with Excite@Home's governance change, AT&T granted put options to Cox and Comcast. The obligation under these put options was recorded at fair value, with gains or losses resulting from changes in fair value being recorded as a component of "Other (expense) income" in the Consolidated Statement of Income. For 2001 and 2000, changes in fair market value resulted in a pretax expense of $63 and $537, respectively. On May 18, 2001, AT&T, Cox and Comcast reached an agreement to revise the terms of the put options. Under the new agreement, Cox and Comcast retained their stakes in Excite@Home and AT&T issued 75 million AT&T common shares to Cox and more than 80 million AT&T common shares to Comcast. We recorded an approximate $0.8 billion loss in "Other (expense) income" in the Consolidated Statement of Income for this put option settlement in 2001. The new agreement resulted in a tax benefit to AT&T, which essentially offset this loss.

  COMCAST CABLE SYSTEM TRANSACTIONS

     On June 30, 2001, AT&T transferred its 99.75% interest in an entity owning the Baltimore Maryland cable-system serving approximately 115 thousand customers to Comcast for approximately $0.5 billion cash. The transaction resulted in a pretax gain of $0.1 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

     On April 30, 2001, AT&T received 63.9 million shares of AT&T common stock held by Comcast in exchange for cable systems that served approximately 590 thousand customers in six states. The transaction resulted in a pretax loss of $0.3 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

  JAPAN TELECOM CO. LTD

     On April 27, 2001, AT&T completed the sale of our 10% stake in Japan Telecom Co. Ltd to Vodafone for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

Wireless Group since AT&T Wireless Group held approximately one-half of AT&T's investment. The transaction resulted in a pretax gain of approximately $0.5 billion recorded in "Other (expense) income" and a pretax gain of approximately $0.5 billion recorded in "Income from discontinued operations" in the Consolidated Statement of Income.

  INSIGHT COMMUNICATIONS COMPANY LP

     Effective January 1, 2001, AT&T sold to Insight Communications Company LP (Insight) several Illinois cable systems serving approximately 98 thousand customers for $0.4 billion. Insight subsequently contributed the purchased cable system and additional cable systems serving approximately 177 thousand customers to Insight Midwest L.P. in which AT&T has a 50% interest. AT&T also contributed cable systems serving approximately 248 thousand customers in Illinois to Insight Midwest L.P. The transactions resulted in a pretax gain of $0.2 billion, which was deferred due to a debt support agreement with Insight Midwest, L.P.

  AT&T WIRELESS GROUP

     On April 27, 2000, AT&T created a new class of stock and completed a public stock offering of 360 million shares, which represented 15.6% of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock was intended to track the financial performance and economic value of AT&T's wireless services business. The net proceeds to AT&T, after deducting the underwriter's discount and related fees and expenses, were $10.3 billion. AT&T allocated $7.0 billion of the net proceeds to AT&T Wireless Group, which were used for acquisitions, network expansion, capital expenditures and general corporate purposes. The remaining net proceeds of $3.3 billion were utilized by AT&T for general corporate purposes. On July 9, 2001, AT&T completed the split-off of AT&T Wireless (see Notes 2 and 7).

  COX -- CABLE SYSTEM TRANSACTION

     On March 15, 2000, AT&T received 50.3 million shares of AT&T common stock held by Cox in exchange for an entity owning cable systems serving approximately 312 thousand customers and certain other net assets. The transaction resulted in a pretax gain of $0.2 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

  LENFEST COMMUNICATIONS, INC.

     On January 18, 2000, AT&T sold its ownership in Lenfest Communications, Inc. to a subsidiary of Comcast. In connection with the sale, we received 47.3 million shares of Comcast Class A Special common stock. The transaction resulted in a pretax gain of $0.2 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

  ACC EUROPE

     On November 5, 1999, AT&T sold ACC Corp. (ACC) in Europe, including ACC's principal operations in the United Kingdom as well as ACC's operating companies in France, Germany and Italy, to WORLDxCHANGE Communications. We were required to dispose of this investment pursuant to a government mandate since it would have competed directly with Concert. The transaction resulted in a pretax loss of $0.2 billion recorded in "Other (expense) income" in the Consolidated Statement of Income.

  IBM GLOBAL NETWORK

     On April 30, 1999, AT&T completed its acquisition of the IBM Global Network business (renamed AT&T Global Network Services or AGNS) and its assets in the United States. The non-U.S. acquisitions were completed in phases throughout 1999 and during the first quarter of 2000. Under the terms of the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
agreement, AT&T acquired the global network of IBM, and the two companies entered into outsourcing agreements with each other. The acquisition was accounted for under the purchase method. Accordingly, the operating results of AGNS have been included in the accompanying consolidated financial statements since the date of acquisition. The pro forma impact of AGNS on historical AT&T results is not material.

7.  DISCONTINUED OPERATIONS

     Pursuant to AT&T's restructuring plan (see Note 2), AT&T completed the split-off of AT&T Wireless as a separate, independently traded company on July 9, 2001. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July resulting in a $0.5 billion gain recorded in "Other (expense) income" in the Consolidated Statement of Income. The remaining portion of these holdings was monetized in October and December of 2001 through the issuance of debt that is exchangeable into Wireless shares (or their cash equivalent) at maturity (see Note 12).

     In connection with the split-off of AT&T Wireless, AT&T wrote-up the net assets of AT&T Wireless to fair value. This resulted in a tax-free noncash gain of $13.5 billion, which represented the difference between the fair value of AT&T Wireless at the date of the split-off and AT&T's book value in AT&T Wireless. This gain was recorded as a "Gain on disposition of discontinued operations" in the Consolidated Statement of Income.

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

     Revenue for discontinued operations was $6,592, $10,448 and $7,627 for 2001, 2000 and 1999, respectively.

     At December 31, 2000, "Net Assets of Discontinued Operations" included total assets of $35,087 and total liabilities of $7,822. Total assets were comprised primarily of licensing costs, property, plant and equipment, goodwill and investments. Total liabilities were comprised primarily of deferred income taxes, accounts payable and other short-term liabilities. Net assets of discontinued operations also included minority interest of $41 at December 31, 2000.

     Interest expense of $153, $330 and $253 was allocated to discontinued operations in 2001, 2000 and 1999, respectively, based on the debt of AT&T that was attributable to AT&T Wireless. This debt was repaid to AT&T in connection with the split-off of AT&T Wireless.

     The noncash impacts of the split-off of AT&T Wireless include the reduction of assets of approximately $39.7 billion and reduced shareowners' equity of approximately $39.7 billion, including the $13.5 billion noncash gain on split-off.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

8.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     Income (loss) attributable to the different classes of AT&T common stock is as follows:

                                                                       AT&T WIRELESS
                                          AT&T COMMON STOCK GROUP          GROUP             LIBERTY MEDIA GROUP
                                         -------------------------   ------------------   --------------------------
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                          2001      2000     1999    2001   2000   1999    2001      2000     1999
                                         -------   ------   ------   ----   ----   ----   -------   ------   -------
(Loss) income from continuing
  operations before cumulative effect
  of accounting change.................  $(4,131)  $2,645   $5,883   $--    $--     $--   $(2,711)  $1,488   $(2,022)
Dividend requirements of preferred
  stock................................      652       --       --    --     --     --         --       --        --
Premium on Wireless tracking stock
  exchange.............................       80       --       --    --     --     --         --       --        --
(Loss) income from continuing
  operations available to common
  shareowners..........................   (4,863)   2,645    5,883    --     --     --     (2,711)   1,488    (2,022)
Income (loss) from discontinued
  operations...........................      115      460     (433)   35     76     --         --       --        --
Gain on disposition of discontinued
  operations...........................   13,503       --       --    --     --     --         --       --        --
Cumulative effect of accounting
  change...............................      359       --       --    --     --     --        545       --        --
                                         -------   ------   ------   ---    ---     --    -------   ------   -------
Net income (loss) available to common
  shareowners..........................  $ 9,114   $3,105   $5,450   $35    $76     $--   $(2,166)  $1,488   $(2,022)
                                         =======   ======   ======   ===    ===     ==    =======   ======   =======

     Basic earnings (loss) per share for AT&T Common Stock Group for 2001, 2000 and 1999 were computed by dividing AT&T Common Stock Group income (loss) by the weighted-average number of shares outstanding of 3,643 million, 3,486 million and 3,082 million during 2001, 2000 and 1999, respectively.

     Since AT&T recorded a loss from continuing operations for 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive to continuing operations. At December 31, 2001, potentially dilutive securities outstanding, included shares issuable for stock options, convertible quarterly income preferred securities, TCI Pacific Communications, Inc. preferred securities and the settlement of AT&T's commitment to purchase the public shares of AT&T Canada (see Note 5).

     Diluted earnings per share (EPS) for AT&T Common Stock Group for 2000 and 1999 were computed by dividing AT&T Common Stock Group income, adjusted for the conversion of securities, by the weighted-average number of shares and dilutive potential shares outstanding during the year, assuming conversion of the potential shares at the beginning of the years presented using the treasury stock method, which assumes any (after-tax) proceeds are used to repurchase shares. Shares issuable upon conversion of preferred stock of subsidiaries, convertible debt securities of a subsidiary and stock options have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The convertible quarterly income preferred securities were antidilutive and were excluded from the computation of diluted EPS.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     A reconciliation of the income and share components for basic and diluted EPS calculations with respect to AT&T Common Stock Group continuing operations is as follows:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
AT&T Common Stock Group:
  Income from continuing operations.........................   $2,645      $5,883
  Income impact of assumed conversion of preferred stock of
     subsidiary.............................................       32          26
  Income adjusted for conversion of securities..............   $2,677      $5,909
Shares in millions
  Weighted-average common shares............................    3,486       3,082
  Stock options.............................................       19          35
  Preferred stock of subsidiary.............................       40          33
  Convertible debt securities of subsidiary.................       --           2
  Weighted-average common shares and potential common
     shares.................................................    3,545       3,152

     Basic EPS from discontinued operations for AT&T Wireless Group for 2001 through June 30, 2001, the deemed effective split-off date for accounting purposes, and from April 27, 2000, the stock offering date, through December 31, 2000, was computed by dividing income attributable to AT&T Wireless Group by the weighted-average number of shares outstanding of AT&T Wireless Group of 438 million and 361 million, respectively.

     Basic (loss) earnings per share for LMG was computed by dividing (loss) income attributable to LMG by the weighted-average number of LMG shares outstanding of 2,582 million in 2001 through July 31, 2001, the deemed effective split-off date for accounting purposes, 2,572 million in 2000 and 2,519 million from March 9, 1999, date of issuance through December 31, 1999. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history indicated that these contracts were generally settled in cash.

9.  NET RESTRUCTURING AND OTHER CHARGES

     During 2001, we recorded $2,530 of net restructuring and other charges. These charges included approximately $1,330 of restructuring and exit costs associated with AT&T's continued cost reduction initiatives and $1,200 of asset impairment charges which were primarily related to Excite@Home.

     The $1,330 of charges for restructuring and exit plans were primarily due to headcount reductions with $1,014 for employee separations and benefit plan curtailment costs, $322 for facility closings and $27 related to termination of contractual obligations. The restructuring and exit plans support our cost reduction efforts through headcount reductions across all segments of the business, primarily network support and customer care functions in AT&T Business Services, continued cost reduction efforts by Excite@Home (which was still consolidated into AT&T's results through September 2001), in addition to impacts of the MediaOne merger. These charges were slightly offset by the reversal in December 2001 of $33 related to the business restructuring plans for fourth quarter 1999 and first quarter 2000.

     Included in the $1,014 of employee separations were $200 of benefit plan curtailment costs associated with employee separations as part of these exit plans. Approximately 18 thousand employees will be separated in conjunction with these exit plans, approximately one-half of which are management and one-half are non-management employees. Nearly 17 thousand employee separations related to involuntary terminations and more than 1 thousand related to voluntary terminations. Approximately 50% of the employees affected by the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

2001 restructuring charges left their positions as of December 31, 2001, and the remaining will leave the company throughout 2002. Termination benefits of approximately $341 were paid throughout 2001.

     The following table displays the activity and balances of the restructuring reserve account:

                                                               TYPE OF COST
                                                ------------------------------------------
                                                 EMPLOYEE      FACILITY
                                                SEPARATIONS    CLOSINGS    OTHER    TOTAL
                                                -----------    --------    -----    ------
Balance at January 1, 1999....................    $  118        $ 369      $ 30     $  517
  Additions...................................       142           --         3        145
  Deductions..................................      (110)        (130)      (12)      (252)
Balance at December 31, 1999..................       150          239        21        410
  Additions...................................       503           32        62        597
  Deductions..................................      (394)         (98)      (47)      (539)
Balance at December 31, 2000..................       259          173        36        468
  Additions, net..............................     1,014          322        27      1,363
  Deductions..................................      (765)        (179)      (44)      (988)
Balance at December 31, 2001..................    $  508        $ 316      $ 19     $  843

     Deductions reflect cash payments of $209, $369, and $428 for 1999, 2000 and 2001, respectively. These payments included cash termination benefits of $40, $257 and $341, respectively, which were primarily funded through cash from operations. Deductions also reflect noncash utilization of $43, $170 and $560 for 1999, 2000 and 2001, respectively. Noncash utilization in 2001 includes $200 associated with benefit plan curtailment costs, $188 associated with management separation benefits in connection with U.S. based managers expected to be funded through AT&T's pension assets, $121 for the deconsolidation of Excite@Home, reversal of $33 related to the 1999 and 2000 business restructuring plan (of which $15 related to employee separations and $18 related to contract terminations) and $18 of deferred severance payments primarily related to executives. Noncash utilization in 1999 and 2000 included deferred severance payments primarily related to executives. The business restructuring plans of 1999 and 2000 are substantially complete as of December 31, 2001.

     The $1,200 million of asset impairments consisted of $1,032 million associated with the write-down of goodwill and other intangibles, warrants granted in connection with distributing the @Home service and fixed assets. These charges were due to continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of Excite@Home's competitors in the Internet advertising industry, and changes in their operating and cash flow forecasts for the remainder of 2001. These charges were also impacted by Excite@Home's decision to sell or shut down narrowband operations. As a result of the foregoing, and other factors, Excite@Home entered into bankruptcy proceedings in September 2001. In addition, AT&T recorded a related goodwill impairment charge of $139 associated with its acquisition goodwill of Excite@Home. Since we consolidated, but only owned approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our Consolidated Statement of Operations as a component of "Minority interest income (expense)." Additionally, we recorded asset impairment charges of $29 related to the write-down of unrecoverable support assets where the carrying value was no longer supported by estimated future cash flows.

     During 2000, we recorded $7,029 of net restructuring and other charges, which included $6,179 of asset impairment charges related to Excite@Home, $759 for restructuring and exit costs associated with AT&T's initiative to reduce costs, and $91 related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The charges related to Excite@Home included $4,609 of asset impairment charges recorded by Excite@Home associated with the impairment of goodwill from various acquisitions, including Excite, and a related goodwill impairment charge of $1,570 recorded by AT&T associated with goodwill from the acquisition of our investment in Excite@Home.

     The impairments resulted from the deterioration of the market conditions and market valuations of Internet-related companies during the fourth quarter of 2000, which caused Excite@Home to conclude that intangible assets related to their acquisitions of Internet-related companies may not be recoverable. In accordance with SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Excite@Home conducted a detailed assessment of the recoverability of the carrying amounts of acquired intangible assets. This assessment resulted in a determination that certain acquired intangible assets, including goodwill, related to these acquisitions, including Excite, were impaired as of December 31, 2000. As a result, Excite@Home recorded impairment charges of $4,609 in December 2000, representing the excess of the carrying amount of the impaired assets over their fair value.

     The review for impairment included a review of publicly traded Internet companies that are comparable to the companies that Excite@Home acquired. These companies experienced a substantial decline in stock price and market capitalization during the fourth quarter of 2000.

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

     For each of the asset groups to be tested for impairment, Excite@Home projected undiscounted cash flows over a future projection period of five years, based on Excite@Home's determination of the current remaining useful lives of the asset groups, plus an undiscounted terminal period cash flow to reflect disposition of the entities at the end of their useful lives. Undiscounted future cash flows were estimated using projected net realizable value in a sales transaction (undiscounted cash flows during the expected remaining holding

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
period until disposition were estimated as negligible). The undiscounted future cash flows were compared to the carrying amount of each asset group and for those asset groups where the carrying amount exceeded the undiscounted future cash flows, Excite@Home concluded that the asset group was impaired.

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

     Also as a result of the foregoing, AT&T recorded a goodwill and acquisition-related impairment charge of $1,570 associated with the acquisition of our investment in Excite@Home. The write-down of our investment to fair value was determined utilizing discounted expected future cash flows.

     Since we consolidated but owned only approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in the Consolidated Statement of Income as "Minority interest income (expense)."

     The $759 charge for restructuring and exit plans was primarily due to headcount reductions, mainly in AT&T Business Services, including network services, primarily for the consolidation of customer-care and call centers, as well as synergies created by the MediaOne merger.

     Included in exit costs was $503 of cash termination benefits associated with the separation of approximately 7,300 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were non-management employees. Approximately 6,700 employee separations were related to involuntary terminations and approximately 600 to voluntary terminations.

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

     During 1999, we recorded $975 of net restructuring and other charges. A $594 in-process research and development charge was recorded reflecting the estimated fair value of research and development projects at TCI, as of the date of acquisition, which had not yet reached technological feasibility or had no alternative future use. The projects identified related to efforts to offer voice over Internet protocol (IP), product-integration efforts for advanced set-top devices that would enable the offering of next-generation digital

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
services and cost-savings efforts for broadband-telephony implementation. In addition, Excite@Home had research and development efforts underway, including projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers, and improved design for the regional data centers' infrastructure.

     Also in 1999, a $145 charge for restructuring and exit costs was recorded as part of AT&T's initiative to reduce costs. The restructuring and exit plans primarily focused on the maximization of synergies through headcount reductions in AT&T Business Services, including network operations, primarily for the consolidation of customer-care and call centers.

     Included in exit costs was $142 of cash termination benefits associated with the separation of approximately 2,800 employees as part of voluntary and involuntary termination plans. Approximately one-half of the separations were management employees and one-half were non-management employees. Approximately 1,700 employee separations were related to involuntary terminations and approximately 1,100 to voluntary terminations.

     We also recorded net losses of $307 related to the government-mandated disposition of certain international businesses that would have competed directly with Concert, and $50 related to a contribution agreement AT&T Broadband entered into with Phoenixstar, Inc. That agreement requires AT&T Broadband to satisfy certain liabilities owed by Phoenixstar and its subsidiaries. In addition, we recorded benefits of $121 related to the settlement of pension obligations for former employees who accepted AT&T's 1998 voluntary retirement incentive program (VRIP) offer.

10.  INVESTMENT IN LIBERTY MEDIA GROUP

     As a result of our merger with TCI, we acquired Liberty Media Group (LMG). Although LMG was wholly-owned, we accounted for it as an equity method investment since we did not have a controlling financial interest. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation (LMC) as an independent, publicly-traded company (see Note 2). The operating results of LMG from March 1, 1999, the date of acquisition through July 31, 2001, the deemed effective split-off date for accounting purposes, were reflected as "Equity (losses) earnings from Liberty Media Group" in the Consolidated Statements of Income. The impact of the operating results from August 1 through August 10, 2001, were deemed immaterial to our consolidated results. Our investment in LMG at December 31, 2000, was reflected as "Investment in Liberty Media Group and related receivables, net" in the accompanying Consolidated Balance Sheet.

     Upon split-off, AT&T paid LMG $0.8 billion pursuant to a tax sharing agreement, related to TCI net operating losses generated prior to AT&T's merger with TCI. In addition, AT&T received approximately $0.1 billion from LMG related to taxes pursuant to a tax-sharing agreement between LMG and AT&T Broadband which existed prior to the TCI merger. At December 31, 2000, this receivable was included in "Investment in Liberty Media Group and related receivables, net" in the Consolidated Balance Sheet. At December 31, 2001, the remaining receivable from LMG under the tax-sharing agreement was $0.1 billion and was included in "Accounts receivable" in the Consolidated Balance Sheet.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Summarized results of operations for LMG were as follows:

                                         FOR THE SEVEN                           FOR THE TEN
                                         MONTHS ENDED    FOR THE YEAR ENDED     MONTHS ENDED
                                         JULY 31, 2001   DECEMBER 31, 2000    DECEMBER 31, 1999
                                         -------------   ------------------   -----------------
Revenue................................     $ 1,190            $1,526              $   729
Operating (loss) income................        (426)              436               (2,214)
(Loss) income from continuing
  operations before cumulative effect
  of accounting change.................      (2,711)            1,488               (2,022)
Cumulative effect of accounting
  change...............................         545                --                   --
Net (loss) income......................     $(2,166)           $1,488              $(2,022)

                                                                   AT
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Current assets..............................................    $ 2,954
Noncurrent assets...........................................     51,314
Current liabilities.........................................      2,962
Noncurrent liabilities......................................     16,668
Minority interest...........................................        348

     During 2000, certain investees of LMG issued common stock. Changes in the equity of the investees, net of the dilution of LMG's ownership interest, resulted in an increase to AT&T's additional paid-in capital of $355.

11.  OTHER INVESTMENTS

     We have investments in various companies and partnerships that are accounted for under the equity method of accounting and included within "Other investments and related advances" in the Consolidated Balance Sheets. Under the equity method, investments are stated at initial cost, and are adjusted for subsequent contributions and our share of earnings, losses and distributions. At December 31, 2001 and 2000, we had equity investments (other than LMG) of $4.6 billion and $10.5 billion, respectively. The carrying value of these investments exceeded our share of the underlying reported net assets by approximately $3.1 billion and $8.3 billion, at December 31, 2001 and 2000, respectively. The excess basis, or goodwill is being amortized over periods ranging from 15 to 40 years. Pretax amortization of excess basis was $0.2 billion, $0.5 billion and $0.5 billion in 2001, 2000 and 1999, respectively. The amortization is shown as a component of "Net losses related to other equity investments" in the Consolidated Statements of Income. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, this excess basis will no longer be amortized (see Note 23). Distributions from equity investments totaled $25, $13, and $85, for the years ended December 31, 2001, 2000 and 1999, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Ownership of significant equity investments was as follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001       2000
                                                              ------     ------
Cablevision Systems Corporation.............................     N/A(a)   27.98%(a)
Concert.....................................................   50.00%(b)  50.00%(b)
AT&T Canada Corporation.....................................   21.52%(c)  21.52%(c)
Texas Cable Partnerships....................................   50.00%     50.00%
Net2Phone, Inc..............................................     N/A(d)   31.34%(d)
Insight Midwest LP..........................................   50.00%     50.00%
Century-TCI California, LP..................................   25.00%     25.00%
Kansas City Cable Partners..................................   50.00%     50.00%
Midcontinent Communications.................................   50.00%     50.00%
Parnassos, LP...............................................   33.33%     33.33%

---------------
(a) In June 2001, as a result of AT&T no longer having representation on the Cablevision board of directors, the accounting of our investment in Cablevision was changed from equity method to cost method of accounting. At December 31, 2001, we owned 29.8 million shares, or a 16.8% ownership interest, of Cablevision NY Group Class A common stock, which had a closing market price of $47.45 per share. At December 31, 2000, we owned 48.9 million shares of Cablevision Systems Corporation Class A common stock, which had a closing market price of $84.94 per share.

(b) On October 16, 2001, AT&T announced a decision to unwind Concert, its Global venture with BT formed on January 5, 2000 (see Note 5).

(c) AT&T no longer records equity earnings or losses related to AT&T Canada because AT&T recognized losses in excess of its investment in AT&T Canada (see Note 5).

(d) At December 31, 2000, we owned 18.9 million shares of Net2Phone, Inc. Class A common stock, which had a closing market price of $7.38 per share on that date. In 2001, AT&T recorded a pretax investment impairment charge of $1.1 billion included in "Net losses related to other equity investments" in the Consolidated Statement of Income. This charge primarily represents the difference between the fair market value and the carrying value of our investment in Net2Phone, resulting from the deterioration of market valuations of Internet-related companies. Also, in October 2001, AT&T contributed its investment of 18.9 million shares in Net2Phone to NTOP Holdings, LLC (NTOP), and received 189 units of NTOP ownership. AT&T then sold 160 units of NTOP to LMC Animal Planet, a subsidiary of Liberty Media Corporation, and IDT Corporation. AT&T retained 29 units of NTOP ownership at December 31, 2001, which was accounted for as a cost method investment.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Summarized combined financial information for investments accounted for under the equity method derived from unaudited financial data was as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000       1999
                                                           ---------   --------   ---------
CONCERT
Revenue..................................................   $ 6,189     $7,748          --
Operating (loss) income..................................    (1,025)       329          --
(Loss) income from continuing operations before
  extraordinary items and cumulative effect of accounting
  change.................................................    (1,116)        99          --
Net (loss) income........................................    (1,116)        99          --

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Current assets..............................................  $3,444   $4,471
Non-current assets..........................................   4,342    4,884
Current liabilities.........................................   3,994    4,631
Non-current liabilities.....................................     132    2,108
Redeemable preferred stock..................................      --       --
Minority interest...........................................      --       56

                                                            FOR THE YEARS ENDED DECEMBER
                                                                        31,
                                                            ----------------------------
                                                             2001       2000       1999
                                                            -------    -------    ------
AT&T CANADA
Revenue...................................................  $1,000     $1,001     $ 590
Operating (loss)..........................................    (226)      (225)     (248)
(Loss) from continuing operations before extraordinary
  items and cumulative effect of accounting change........    (530)      (351)       (4)
Net (loss)................................................    (528)      (351)       (4)

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Current assets..............................................  $  391   $  227
Non-current assets..........................................   2,590    2,661
Current liabilities.........................................     256      276
Non-current liabilities.....................................   2,963    2,439
Redeemable preferred stock..................................      --       --
Minority interest...........................................      --       --

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001       2000        1999
                                                           --------   ---------   ---------
OTHER EQUITY INVESTMENTS
Revenue..................................................   $8,150     $18,686     $ 8,376
Operating income (loss)..................................       87      (1,051)     (1,278)
Income (loss)from continuing operations before
  extraordinary items and cumulative effect of accounting
  change.................................................      729      (1,503)     (2,266)
Net income (loss)........................................      716      (1,550)     (2,373)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Current assets..............................................  $   654   $ 4,994
Non-current assets..........................................   11,183    25,015
Current liabilities.........................................    1,188     4,042
Non-current liabilities.....................................    7,010    17,970
Redeemable preferred stock..................................      151       623
Minority interest...........................................        7     1,589

     We also have investments accounted for under the cost method of accounting. At December 31, 2001 and 2000, we had cost method investments included in "Other investments and related advances" in the Consolidated Balance Sheets of $19.2 billion and $20.4 billion, respectively. At December 31, 2001 and 2000, approximately $7.9 billion and $6.5 billion, respectively, of our cost investments are indexed to certain long term debt instruments (see Note 12). In addition, there were approximately $0.7 billion $2.1 billion of investments that were classified as current assets at December 31, 2001 and 2000, respectively, since they are indexed to certain currently maturing debt instruments. Under the cost method, investments are stated at cost, and earnings are recognized to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. These investments, are covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are carried at fair value. Some of our cost method investments are classified as "trading" securities, and are marked-to-market through the income statement. Other cost investments are classified as "available-for-sale" securities, and are marked-to-market through other comprehensive income on the balance sheet. We record an investment impairment charge on our "available-for-sale" securities in "Other (expense) income" in the Consolidated Statement of Income when we believe the decline in the investment value is other than temporary. During 2001, we recorded impairment charges on such securities of $1.1 billion, consisting primarily of charges related to Vodafone plc and Time Warner Telecom of $0.4 billion and $0.3 billion, respectively.

     In addition, at December 31, 2001 and 2000, our 25.5% interest in TWE is accounted for as a cost method investment since we do not have the right to exercise significant influence. On February 28, 2001, we exercised our registration rights in TWE and formally requested TWE to begin the process of converting the limited partnership into a corporation with registered equity securities. If the proposed spin-off of AT&T Broadband occurs as currently structured, our investment in TWE will be included in the net assets spun-off.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

12.  DEBT OBLIGATIONS

  DEBT MATURING WITHIN ONE YEAR

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Commercial paper............................................  $ 5,087   $16,234
Short-term notes............................................    3,970    11,505
Currently maturing long-term debt...........................    3,779     3,724
Other.......................................................      122       375
                                                              -------   -------
Total debt maturing within one year.........................  $12,958   $31,838
                                                              =======   =======
Weighted-average interest rate of short-term debt...........      5.4%      6.5%

  SECURITIZATIONS

     During 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.7 billion of funding, limited by monthly eligible receivables. Under the program, AT&T Business Services and AT&T Consumer Services accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The securitization proceeds were recorded as a borrowing and included in "Debt maturing within one year" in the Consolidated Balance Sheet. At December 31, 2001, such short-term notes totaled $2.3 billion. The interest payment for the associated loan was approximately $54 for the year ending December 31, 2001. Interest is currently paid based on a floating London Interbank Offered Rate (LIBOR) set by the corresponding agreements. At December 31, 2001, the borrowing was collateralized by $5.4 billion of accounts receivable.

  CREDIT FACILITY

     On December 14, 2001, we amended and restated a pre-existing revolving-credit facility. The amended facility, which is syndicated to 30 banks, is for commercial paper back-up and makes $8 billion available to AT&T for a 364-day term. At December 31, 2001, AT&T had not utilized this facility, and currently has the entire $8 billion facility available to us. The credit facility agreement contains a financial covenant that requires AT&T to maintain a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding
3.00 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2001, we were in compliance with this covenant. If AT&T were to become noncompliant it could result in the cancellation of the credit facility and any amounts outstanding under the credit facility becoming payable immediately.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  LONG-TERM DEBT

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
DEBENTURES, NOTES AND TRUST PREFERRED SECURITIES(A)

INTEREST RATES(B)                          MATURITIES
-----------------                          ----------
4.00% --  6.00%      2002 -- 2009..........................................   $ 7,353   $ 6,639
6.06% --  6.50%      2002 -- 2029..........................................     7,253     6,660
6.55% --  7.50%      2002 -- 2037..........................................     8,252     6,470
7.53% --  8.50%      2002 -- 2097..........................................     7,788     5,267
8.60% -- 19.95%*     2002 -- 2038..........................................     6,994     7,317
  Variable rate      2002 -- 2054..........................................     6,744     4,164
                                                                              -------   -------

Total debentures, notes and trust preferred securities......   44,384    36,517
Other.......................................................      382       360
Unamortized discount, net...................................     (460)      (64)
                                                              -------   -------
Total long-term debt........................................   44,306    36,813
Less: Currently maturing long-term debt.....................    3,779     3,724
                                                              -------   -------
Net long-term debt..........................................  $40,527   $33,089
                                                              =======   =======

---------------

 * 19.95% interest rate relates to bank loans held by AT&T Latin America in the amount of $2.7 million

(a) Included in these balances was $858 and $946 representing the remaining excess of the fair value over the recorded value of debt in connection with the TCI and MediaOne mergers at December 31, 2001 and December 31, 2000, respectively. The excess is being amortized to interest expense over the remaining lives of the underlying debt obligations.

(b) The actual interest paid on our debt obligations may have differed from the stated amount due to our entering into interest rate swap contracts to manage our exposure to interest rate risk and our strategy to reduce finance costs (see Note 14).

     The following table shows the maturities at December 31, 2001, of the $44,306 in total long-term obligations:

 2002     2003     2004     2005     2006    LATER YEARS
 ----     ----     ----     ----     ----    -----------
$3,779.. $4,753   $5,801   $4,357   $5,867     $19,749

     On November 21, 2001, AT&T completed a private bond offering which consists of $1.5 billion in five-year Senior Notes with an interest rate of 6.5%, $2.75 billion in 10 year Senior Notes with an interest rate of 7.30%, $2.75 billion in 30 year Senior Notes with an interest rate of 8.00%, 1.5 billion Euros of two-year Senior Notes with a floating interest rate of Euro Interbank Offered Rate (EURIBOR) plus 1.50% and 2.0 billion Euros of five-year Senior Notes with an interest rate of 6.00%. We received net proceeds of approximately $10.0 billion from the sale of the notes. The proceeds will primarily be utilized to retire short-term indebtedness and for general corporate purposes. The bond offering included provisions that would allow bondholders to require AT&T to repurchase the notes if certain conditions are not met in conjunction with the spin-off or the separation of AT&T Broadband from AT&T at the time of notification to bondholders of the intention to separate AT&T Broadband. These conditions include a maximum debt to EBITDA ratio (adjusted) for pro forma AT&T excluding AT&T Broadband of no more than 2.75 times at specified times and if credit ratings of these notes are downgraded below a certain level.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBT SECURITIES

     Included in long-term and short-term debt are subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities.

     Certain subsidiary trusts of TCI (TCI Trusts) had preferred securities outstanding at December 31, 2001 and 2000, as follows:

                                                                          CARRYING AMOUNT
                                                    INTEREST   MATURITY   ---------------
SUBSIDIARY TRUST                                      RATE       DATE      2001     2000
----------------                                    --------   --------   ------   ------
TCI Communications Financing I....................    8.72%      2045     $  527   $  528
TCI Communications Financing II...................   10.00%      2045        513      514
TCI Communications Financing III..................    9.65%      2027        380      357
TCI Communications Financing IV...................    9.72%      2036        204      204
                                                                          ------   ------
Total.............................................                        $1,624   $1,603
                                                                          ======   ======

     The TCI Trusts exist for the purpose of issuing trust preferred securities and investing the proceeds into subordinated deferrable interest notes (subordinated debt securities) of TCI. The subordinated debt securities have interest rates equal to the interest rate of the corresponding trust preferred securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The preferred securities are mandatorily redeemable upon repayment of the subordinated debt securities, and are callable by AT&T. The Financing I and II trust preferred securities were redeemable at face value beginning in January and May 2001, respectively. Financing III trust preferred securities are callable at 104.825% of face value beginning in March 2007. Financing IV trust preferred securities are callable at face value beginning in March 2002.

     On February 28, 2002, AT&T called for early redemption Financing I and II preferred securities. On February 26, 2002, AT&T announced that it was notifying holders that it will call Financing IV preferred securities for early redemption on April 1, 2002. At December 31, 2001, the Financing I, II and IV trust preferred securities were reclassed from long-term debt to short-term debt.

     TCI effectively provides a full and unconditional guarantee of the TCI Trusts' obligations under the trust preferred securities. During 2000, AT&T provided a full and unconditional guarantee of the trust preferred securities for TCI Communications Financing I, II and IV subsidiary trusts (see Note 21).

     AT&T has the right to defer interest payments up to 20 consecutive quarters; as a consequence, dividend payments on the trust preferred securities can be deferred by the trusts during any such interest-payment period.

     Certain subsidiary trusts of MediaOne (MediaOne Trusts) had preferred securities outstanding at December 31, 2001 and 2000, as follows:

                                                                              CARRYING
                                                                               AMOUNT
                                                       INTEREST   MATURITY   -----------
SUBSIDIARY TRUST                                         RATE       DATE     2001   2000
----------------                                       --------   --------   ----   ----
MediaOne Financing A.................................    7.96%      2025     $ 30   $ 30
MediaOne Financing B.................................    8.25%      2036       28     28
MediaOne Finance II..................................    9.50%      2036      214    214
MediaOne Finance III.................................    9.04%      2038      504    504
                                                                             ----   ----
Total................................................                        $776   $776
                                                                             ====   ====

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The MediaOne Trusts exist for the purpose of issuing the trust preferred securities and investing the proceeds into subordinated deferrable interest notes (subordinated deferrable notes) of MediaOne Group Funding, Inc., a wholly owned subsidiary of MediaOne. The subordinated deferrable notes have the same interest rate and maturity date as the trust preferred securities to which they relate. All of the subordinated deferrable notes are redeemable by AT&T at a redemption price of $25.00 per security, plus accrued and unpaid interest. Upon redemption of the subordinated deferrable notes, the trust preferred securities will be mandatorily redeemable, at a price of $25.00 per share, plus accrued and unpaid distributions. The 7.96% subordinated deferrable notes became redeemable after September 11, 2000. The 9.50% and 8.25% subordinated deferrable notes became redeemable after October 29, 2001. The 9.04% subordinated deferrable notes are redeemable after October 28, 2003.

     On March 4, 2002, AT&T called for early redemption MediaOne Financing A, MediaOne Financing B and MediaOne Financing II preferred securities. At December 31, 2001, the Financing A, B and II preferred securities were reclassed from long-term debt to short-term debt.

     MediaOne has effectively provided a full and unconditional guarantee of the MediaOne Trusts' obligations under the trust preferred securities. During 2000, AT&T provided a full and unconditional guarantee of MediaOne's trust preferred securities (see Note 21).

     AT&T has the right to defer interest payments up to 20 consecutive quarters; as a consequence, dividend payments on the trust preferred securities can be deferred by the trusts during any such interest-payment period.

  EXCHANGEABLE NOTES

     Included in long-term and short-term debt are exchangeable notes. During 2001, we issued exchangeable notes which are mandatorily redeemable at AT&T's option into shares of AT&T Wireless and Cablevision NY Group Class A (Cablevision) common stock and Rainbow Media Group Class A (Rainbow Media Group) tracking stock, as applicable or its cash equivalent. During 2000, we issued exchangeable notes which are mandatorily redeemable at AT&T's option into shares of Comcast and Microsoft Corporation (Microsoft) common stock, as applicable, or its cash equivalent. During 1999 and 1998, MediaOne issued exchangeable notes which are mandatorily redeemable at AT&T's option into (i) Vodafone American Depository Receipts (ADRs) held by MediaOne, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs. The maturity value of these exchangeable notes varies based upon the fair market value of the security it is indexed to.

     Following is a summary of the exchangeable notes outstanding at December 31, 2001, which are indexed to 45.8 million shares of AT&T Wireless common stock:

                                                            PUT PRICE
                                                               PER       CALL PRICE    CARRYING
MATURITIES                   FACE VALUE    INTEREST RATE      SHARE      PER SHARE      VALUE
----------                   ----------    -------------    ---------    ----------    --------
2005.......................     $220        LIBOR + 0.4%     $14.41        $18.87        $220
2006.......................      220        LIBOR + 0.4%      14.41         19.31         219
2006.......................      220        LIBOR + 0.4%      14.41         19.74         219

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Following is a summary of the exchangeable notes outstanding at December 31, 2001, which are indexed to 45 million shares of AT&T Wireless common stock:

                                                            PUT PRICE
                                                               PER       CALL PRICE    CARRYING
MATURITIES                   FACE VALUE    INTEREST RATE      SHARE      PER SHARE      VALUE
----------                   ----------    -------------    ---------    ----------    --------
2006.......................     $204        LIBOR + 0.4%     $13.57        $19.03        $216
2006.......................      201        LIBOR + 0.4%      13.37         19.27         216
2006.......................      204        LIBOR + 0.4%      13.57         19.90         216

     At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of AT&T Wireless common stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

          (a) If the fair market value of a share of AT&T Wireless common stock is greater than the call price, the exchange ratio will be a fraction, the numerator of which is equal to the sum of (i) the put price, plus (ii) the excess of the fair market value of a share of AT&T Wireless common stock over the call price, and the denominator of which is equal to the fair market value of a share of AT&T Wireless common stock;

          (b) If the fair market value of a share of AT&T Wireless common stock is less than or equal to the put price, the exchange ratio will be 1;

          (c) If the fair market value of a share of AT&T Wireless common stock is less than or equal to the call price but greater than the put price, the exchange ratio will be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of AT&T Wireless common stock.

     Following is a summary of the exchangeable notes outstanding at December 31, 2001, which are indexed to 26.9 million shares of Cablevision common stock:

                                                               PUT PRICE
                                                                  PER       CALL PRICE    CARRYING
MATURITY                        FACE VALUE    INTEREST RATE      SHARE      PER SHARE      VALUE
--------                        ----------    -------------    ---------    ----------    --------
2004..........................     $970           6.50%         $36.05        $43.98       $1,030

     At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of Cablevision common stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

          (a) If the fair market value of a share of Cablevision common stock is greater than the call price, the exchange ratio will be 0.8197;

          (b) If the fair market value of a share of Cablevision common stock is less than or equal to the put price, the exchange ratio will be 1;

          (c) If the fair market value of a share of Cablevision common stock is less than or equal to the call price but greater than the put price, the exchange ratio will be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of Cablevision common stock.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Following is a summary of the exchangeable notes outstanding at December 31, 2001, which are indexed to 9.8 million shares of Rainbow Media Group tracking stock:

                                                               PUT PRICE
                                                                  PER       CALL PRICE    CARRYING
MATURITY                        FACE VALUE    INTEREST RATE      SHARE      PER SHARE      VALUE
--------                        ----------    -------------    ---------    ----------    --------
2005..........................     $220           6.25%         $22.50        $27.45        $196

     At maturity, the exchangeable notes will be redeemed, at AT&T's option, with (i) a number of shares of Rainbow Media Group tracking stock equal to the underlying shares multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at maturity in the following manner:

          (a) If the fair market value of a share of Rainbow Media Group tracking stock is greater than the call price, the exchange ratio will be 0.8197;

          (b) If the fair market value of a share of Rainbow Media Group tracking stock is less than or equal to the put price, the exchange ratio will be 1;

          (c) If the fair market value of a share of Rainbow Media Group tracking stock is less than or equal to the call price but greater than the put price, the exchange ratio will be a fraction, the numerator of which is equal to the put price, and the denominator of which is equal to the fair market value of a share of Rainbow Media Group tracking stock.

     Following is a summary of the exchangeable notes outstanding at December 31, 2001 and 2000, which are indexed to 25 million shares of Comcast common stock:

                                                         PUT PRICE                  CARRYING VALUE
                                                            PER       CALL PRICE    --------------
MATURITIES                FACE VALUE    INTEREST RATE      SHARE      PER SHARE     2001     2000
----------                ----------    -------------    ---------    ----------    -----    -----
2003....................     $371           6.75%         $41.50        $49.80      $320     $371
2004....................      314           5.50%          41.06         49.27       277      314
2005....................      329           4.63%          39.13         46.96       286      329

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Following is a summary of the exchangeable notes outstanding at December 31, 2001 and 2000, which are indexed to 10 million shares of Microsoft common stock:

                                                         PUT PRICE                  CARRYING VALUE
                                                            PER       CALL PRICE    --------------
MATURITIES                FACE VALUE    INTEREST RATE      SHARE      PER SHARE     2001     2000
----------                ----------    -------------    ---------    ----------    -----    -----
2003....................     $227           6.96%         $67.87        $97.39      $201     $145
2004....................      226           7.00%          67.87        111.64       198      144
2005....................      226           7.04%          67.87        128.60       196      144

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

     Following is a summary of the exchangeable notes outstanding at December 31, 2001 and 2000, which are indexed to 22.3 million shares of Comcast common stock:

                                                         PUT PRICE                  CARRYING VALUE
                                                            PER       CALL PRICE    --------------
MATURITIES                FACE VALUE    INTEREST RATE      SHARE      PER SHARE     2001     2000
----------                ----------    -------------    ---------    ----------    -----    -----
2003....................     $267           6.76%         $35.89        $50.64      $244     $267
2004....................      267           6.80%          35.89         58.39       244      267
2005....................      267           6.84%          35.89         67.97       245      267

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Following is a summary of the exchangeable notes outstanding at December 31, 2001 and 2000, which are indexed to Vodafone ADRs:

                                                       PUT PRICE                  CARRYING VALUE
                                                          PER       CALL PRICE    --------------
MATURITIES              FACE VALUE    INTEREST RATE      SHARE      PER SHARE     2001     2000
----------              ----------    -------------    ---------    ----------    ----    ------
2001..................    $1,686          6.25%         $19.65        $25.10      $ --    $2,337
2002..................    $1,129          7.00%          43.44         51.26       715     1,012

     In the third quarter of 2001, exchangeable notes that were indexed to a portion of holdings of Vodafone ADR securities matured. Prior to the settlement, the carrying value of the notes was $1,634. These notes were settled with approximately 70 million shares of Vodafone ADR's and $252 million in cash. Approximately 57 million shares of the Vodafone ADR's used in the settlement were accounted for as "trading" securities and the remaining shares were accounted for as "available-for-sale" securities under SFAS No. 115. The settlement resulted in a pretax loss of approximately $392, which was reclassified from "Other comprehensive income" to "Other (expense) income" in the Consolidated Statement of Income.

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

     The exchangeable notes indexed to AT&T Wireless, Cablevision, Comcast and Microsoft common stock and Rainbow Media Group that are secured by AT&T's investments in AT&T Wireless, Cablevision, Comcast, Microsoft and Rainbow Media Group. The exchangeable notes indexed to Vodafone ADRs that are unsecured obligations, ranking equally in right of payment with all other unsecured and unsubordinated obligations of AT&T.

     These exchangeable notes are being accounted for as indexed debt instruments since the maturity value of the debt is dependent upon the fair market value of the underlying securities. These exchangeable notes contain embedded derivatives that require separate accounting as the maturity value of the debt is dependent upon the fair market value of the underlying AT&T Wireless, Cablevision, Rainbow Media Group, Comcast, Microsoft and Vodafone securities, as applicable. The economic characteristics of the embedded derivatives (i.e., equity like features) are not clearly and closely related to that of the host instruments (a debt security). As a result the embedded derivatives are separated from the host debt instrument for valuation purposes and are carried at fair value within the host debt instrument. The embedded derivatives for AT&T Wireless, Cablevision and Rainbow Media Group exchangeable notes are designated as cash flow hedges. These designated options are carried at fair value with changes in fair value recorded, net of income taxes, within "Other comprehensive income" as a component of shareowners' equity. There was no ineffectiveness recognized on the cash flow hedges. The Comcast, Microsoft, Vodafone and certain of the Cablevision and Rainbow Media Group options are undesignated and are carried at fair value with changes in fair value recorded in "Other income (expense)" in the Consolidated Statement of Income.

     The options hedge the market risk of a decline in value of AT&T Wireless, Cablevision, Rainbow Media Group, Comcast, Microsoft and Vodafone securities. The market risk of a decline in these securities, below the respective put prices has been eliminated. In addition, any market gains we may earn have been limited to

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
the call prices, with the exception of certain debt indexed to Comcast stock, the Cablevision stock, Rainbow Media Group and Vodafone ADRs, which provide for our participation in a portion of the market gains above the call price.

     Since all the AT&T Wireless, Cablevision and Rainbow Media Group securities and a portion of the Comcast, Microsoft and Vodafone ADR securities are cost method investments being accounted for as "available-for-sale" securities under SFAS No. 115, changes in the maturity value of the options and the underlying securities are being recorded as unrealized gains or losses, net of income taxes, within "Other comprehensive income as a component of shareowners' equity." The remaining portion of the Comcast, Microsoft and Vodafone securities are cost method investments being accounted for as "trading" securities as permitted under SFAS No. 115 and changes in the fair value of the options and the underlying securities are being recorded as net revaluation of certain financial instruments within "Other income (expense)" in the Consolidated Statement of Income.

  OTHER DEBT

     Included in long-term debt is other debt. During 2000, we entered into a series of purchased and written options on 21.9 million shares of Microsoft common stock, and issued floating rate debt. The carrying value of the debt at both December 31, 2001 and 2000, was $1,369, which pays interest at three-month LIBOR plus 0.4%. The debt in conjunction with the options is, repayable at AT&T's option in either Microsoft stock or cash and matures annually with $458 maturing in 2003 and 2004, and $453 maturing in 2005 (see Note 14).

     In addition, during 1999 two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, entered into a series of purchased and written options on Vodafone ADRs contributed to them by MediaOne, and issued floating rate debt. The carrying value of the debt at both December 31, 2001 and 2000, was $1,739, which pays interest at three-month LIBOR plus 0.5%. This debt matures in equal quarterly installments beginning in 2003 and ending in 2005. The assets of MediaOne SPC IV, which are primarily 29.1 million Vodafone ADRs, are available only to pay the creditors of MediaOne SPC IV. Likewise, the assets of MediaOne SPC VI, which are primarily 18.0 million Vodafone ADRs, are available only to pay the creditors of MediaOne SPC VI. MediaOne SPC IV and VI will generate cash to settle these notes by selling its Vodafone ADRs to the market (or to AT&T, at AT&T's option) and cash settle the option (see Note 14).

13.  OTHER SECURITIES

  PREFERRED STOCK OF SUBSIDIARIES

     Prior to the TCI merger, TCI Pacific Communications Inc. (Pacific) issued 5% Class A Senior Cumulative Exchangeable preferred stock, which was outstanding as of December 31, 2001. Each share is exchangeable, from and after August 1, 2001, for approximately 8.365 shares of AT&T common stock (as adjusted for the July 2001 split-off of AT&T Wireless Services, Inc. from AT&T), subject to certain antidilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment in cash, shares of AT&T common stock or a combination of the foregoing.

     Dividends on the Pacific preferred stock were $31, $31 and $26 for the years ended December 31, 2001, 2000 and 1999, respectively and are reported within "Minority interest income (expense)" in the Consolidated Statements of Income. The Pacific preferred stock is reflected within "Minority Interest" in the Consolidated Balance Sheets, and aggregated $2.1 billion at both December 31, 2001 and 2000.

     As of December 31, 2001, 59 thousand shares of the Pacific preferred stock had been exchanged for 495 thousand shares of AT&T common stock. At December 31, 2001 and 2000 there were approximately 6.2 million and 6.3 million shares outstanding, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Pacific has elected to exercise its right to redeem all outstanding shares of the Pacific preferred stock, that have not been exchanged as of April 26, 2002, at a price of $102.50 per share plus accrued dividends of $0.96 per share. The redemption price will be paid in AT&T Common Stock, up to a maximum of 52.3 million shares which were registered with the SEC in February of 2002, with any shortfall paid in cash.

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

     The quarterly preferred securities pay dividends at an annual rate of 5.0% of the liquidation preference of fifty dollars per security, and are convertible at any time prior to maturity into 88.016 million shares of AT&T common stock (as adjusted for the July 2001 split-off of AT&T Wireless Services, Inc. from AT&T). The quarterly preferred securities are subject to mandatory redemption upon repayment of the debentures at maturity or their earlier redemption. The conversion feature can be terminated, under certain conditions, after three years.

     The debentures make a quarterly payment in arrears of 62.5 cents per security on the last day of March, June, September and December of each year. AT&T has the right to defer such interest payments up to 20 consecutive quarters. As a consequence, quarterly dividend payments on the quarterly preferred securities can be deferred by the AT&T Trust during any such interest-payment period. If AT&T defers any interest payments, we may not, among other things, pay any dividends on our common stock until all interest in arrears is paid to the AT&T Trust.

     Dividends paid on the quarterly preferred securities were $250, $250 and $135 for the years ended December 31, 2001, 2000 and 1999, respectively, and were reported within "Minority interest income (expense)" in the Consolidated Statements of Income.

     On June 16, 1999, AT&T also issued to Microsoft 53 million warrants, each to purchase one share of AT&T common stock at a price of fifty-seven dollars per share at the end of three years (as adjusted for the July 2001 split-off of AT&T Wireless Services, Inc. from AT&T). Alternatively, the warrants are exercisable on a cashless basis. If the warrants are not exercised on the three-year anniversary of the closing date, the warrants expire.

     A discount on the quarterly preferred securities equal to the value of the warrants of $306 was recognized and is being amortized over the 30-year life of the quarterly preferred securities as a component of "Minority interest income (expense)" in the Consolidated Statements of Income.

     In connection with the merger of Comcast and AT&T Broadband (see Note 2), AT&T Comcast Corporation will assume the quarterly preferred securities. In conjunction with this transaction, Microsoft Corporation has agreed to convert these preferred securities into 115 million shares of AT&T Comcast Corporation common stock.

  CENTAUR FUNDING CORPORATION

     Centaur Funding Corporation (Centaur), a subsidiary of MediaOne, issued three series of preferred shares prior to AT&T's acquisition of MediaOne. Centaur was created for the principal purpose of raising capital through the issuance of preferred shares and investing those proceeds into notes issued by MediaOne SPC II, a subsidiary of MediaOne. Principal and interest payments from the notes are expected to be

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

Centaur's primary source of funds to make dividend and redemption payments on the preferred shares. In addition, the dividend and certain redemption payments on the preferred shares will be determined by reference to the dividend and redemption activity of the preferred stock of AirTouch Communications, Inc. (ATI Shares) held by MediaOne SPC II. Payments on the preferred shares are neither guaranteed nor secured by MediaOne or AT&T. The assets of MediaOne SPC II, which include the ATI shares, are available only to pay the creditors of MediaOne SPC
II. These securities remained outstanding at December 31, 2001 and 2000 as follows:

                                                                            CARRYING AMOUNT
                                                                            ---------------
                                            DIVIDEND RATE   MATURITY DATE    2001     2000
                                            -------------   -------------   ------   ------
Series A..................................    Variable              None    $  100   $  100
Series B..................................        9.08%      April, 2020       927      927
Series C..................................        None       April, 2020       127      118
                                                                            ------   ------
Total.....................................                                  $1,154   $1,145
                                                                            ======   ======

     The Auction Market Preference Shares, Series A, have a liquidation value of $250 thousand per share and dividends are payable quarterly when declared by Centaur's board of directors out of funds legally available. The 9.08% Cumulative Preference Shares, Series B, have a liquidation value of $1 thousand per share and dividends are payable quarterly in arrears when declared by Centaur's board of directors out of funds legally available. In addition, dividends may be declared and paid only to the extent that dividends have been declared and paid on the ATI shares. The preference shares, Series C, have a liquidation value of $1 thousand per share at maturity. The value of the Series C will be accreted to reach its liquidation value upon maturity. The Series B shares rank equally with the Series C shares as to redemption payments and upon liquidation, and the Series B and Series C shares rank senior to the Series A shares as to redemption payments and upon liquidation. The preference shares issued by Centaur are reflected within "Minority interest" in the Consolidated Balance Sheets.

     Dividends on the preferred shares were $99 for the year ended December 31, 2001 and $55 for the period ended December 31, 2000, and were included within "Minority interest income (expense)" in the Consolidated Statements of Income.

  CONVERTIBLE PREFERRED STOCK

     On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share; and five-year warrants to purchase the equivalent of an additional 41.7 million shares of AT&T Wireless Group tracking stock at $35 per share. The $9.8 billion of proceeds were recorded based on their relative fair values as $9.2 billion for the preferred shares, $0.3 billion for the warrants in other current liabilities and $0.3 billion for the amortizable beneficial conversion feature. The beneficial conversion feature represented the excess of the fair value of the preferred shares issued over the proceeds received and were recorded in "Additional paid-in capital" in the Consolidated Balance Sheet. Prior to the split-off of AT&T Wireless Group, the preferred shares, convertible at NTT DoCoMo's option, were economically equivalent to 406 million shares (a 16 percent interest) of AT&T Wireless Group tracking stock.

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In 2001, included in "Dividends requirements of preferred stock" in the Consolidated Statement of Income, was the amortization of the beneficial conversion feature of $0.3 billion as well as dividends on the preferred shares of $0.3 billion.

14.  FINANCIAL INSTRUMENTS

  ADOPTION OF SFAS NO. 133

     Effective January 1, 2001, AT&T adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1.5 billion ($0.9 billion net-of-tax). $0.6 billion ($0.4 billion net-of-tax) and $0.9 billion ($0.5 billion net-of-tax) were attributable to AT&T Group (other than LMG) and LMG, respectively.

  AT&T GROUP

     AT&T Group's cumulative-effect increase to net income of $0.4 billion was attributable primarily to equity based derivative instruments embedded in indexed debt instruments and warrants held in both public and private companies.

     Included in the after-tax cumulative effect benefit of $0.4 billion, was a $0.2 billion benefit for the changes in the valuation of the embedded and non-embedded net purchased options related to the indexed debt instruments and $0.2 billion benefit for changes in the fair value of warrants.

     Upon adoption, AT&T Group, as permitted by SFAS No. 133, reclassified $9.3 billion of securities from "available-for-sale" to "trading." This reclassification resulted in the recognition, in the income statement, of losses previously recorded within accumulated Other Comprehensive Income (OCI). A portion of the loss ($1.6 billion pretax; $1.0 billion net-of-tax) was recorded as part of the cumulative effect of adoption. This loss completely offset a gain for amounts also previously recorded within accumulated OCI on the indexed debt obligation that had been considered a hedge of Comcast, Microsoft and Vodafone available-for-sale securities. The reclassification of securities also resulted in a pretax charge of $1.2 billion ($0.7 billion net-of-tax) recorded in "Other (expense) income" in the Consolidated Statement of Income.

     In addition, the adoption of SFAS No. 133 also resulted in a pretax charge to OCI of $10 ($6 net-of-tax) on cash flow hedges. The net derivative loss included in OCI as of January 1, 2001 will be reclassified into earnings over the life of the instruments, of which the last expires in February 2005.

  LMG

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

  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants. Collateral is generally not required for these types of instruments.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     By their nature, all such instruments involve risk, including the credit risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. However, at December 31, 2001 and 2000, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures. We do not have any significant exposure to any individual customer or counterparty, nor do we have any major concentration of credit risk related to any financial instruments.

  LETTERS OF CREDIT

     Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that the Company's letters of credit do not create additional risk to AT&T. The notional amounts outstanding at December 31, 2001 and 2000 were $696 and $833 respectively. The fair values of the letters of credit, based on the fees paid to obtain the obligations, were immaterial at December 31, 2001 and 2000.

  GUARANTEES OF DEBT

     From time to time, we guarantee the debt of our subsidiaries and certain unconsolidated joint ventures. TCI, primarily before the merger, had agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,461 at both December 31, 2001 and 2000 of certain cable television partnerships in which TCI has a noncontrolling ownership interest. Although there can be no assurance, management believes that it will not be required to meet its obligations under such guarantees. Additionally, in connection with the restructuring of AT&T in 1996, we issued guarantees for certain debt obligations of our former subsidiaries AT&T Capital Corp. and NCR. The amount of guaranteed debt associated with AT&T Capital Corp. and NCR was $51 at both December 31, 2001 and 2000, respectively. Total notional amounts of guaranteed debt at December 31, 2001 and 2000 were $1,522 and $1,557, respectively. At December 31, 2001 and 2000, there were no quoted market prices for similar agreements.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps, which are typically designated as either cash flow or fair value hedges, to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk to interest rate movements. Interest rate swaps also allow us to raise funds at floating rates and effectively swap them into fixed rates that are generally lower than those available to us if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments or fixed-rate for floating-rate without the exchange of the underlying principal amount. Floating-rate payments are based on rates tied to LIBOR.

     The following table indicates the types of swaps in use at December 31, 2001 and 2000, the respective notional amounts and their weighted-average interest rates. Average variable rates are those in effect at the reporting date, and may change significantly over the lives of the contracts:

                                                              2001    2000
                                                              -----   -----
Fixed-rate to variable-rate swaps -- notional amount........  $ 500   $ 750
  Average receive rate......................................   9.68%   8.16%
  Average pay rate..........................................   4.02%   8.16%
Variable-rate to fixed-rate swaps -- notional amount........  $ 218   $ 218
  Average receive rate......................................   2.08%   6.81%
  Average pay rate..........................................   7.31%   7.31%

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In addition, we also have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. At December 31, 2001 and 2000 the notional amounts related to these contracts were $3,826 and $739 respectively. The increase is primarily related to the hedges associated with our Euro bond offering in 2001. The notional amounts of these hedges were approximately $3,087 at December 31, 2001.

     The table below summarizes the fair and carrying values of the interest rate swaps. These swaps are valued using current market quotes which were obtained from dealers.

                                                              2001                2000
                                                        -----------------   -----------------
                                                          FAIR/CARRYING       FAIR/CARRYING
                                                              VALUE               VALUE
                                                        -----------------   -----------------
                                                        ASSET   LIABILITY   ASSET   LIABILITY
                                                        -----   ---------   -----   ---------
Interest rate swap agreements.........................   $26       $19       $4        $5
Combined interest rate foreign currency swap
  agreements..........................................    18        26        1         3

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. Although we do not designate most of our foreign exchange contracts as accounting hedges, we have certain contracts that are designated as foreign currency cash flow hedges in accordance with SFAS No. 133. In 2001, our foreign exchange contracts consisted principally of Canadian dollars, related to our obligation to purchase the remaining shares of AT&T Canada (the Canadian obligation), Euros, Japanese yen, Swiss francs, and Brazilian reais related to debt. In 2000, our foreign exchange contracts consisted principally of Brazilian reais and Swiss francs related to debt. In addition, we are subject to foreign exchange risk related to other foreign-currency-denominated transactions. The notional amounts under contract at December 31, 2001 and 2000 were $6,422 and $71 respectively. The increase in our foreign currency contract activity was primarily related to foreign exchange contracts entered into relating to the commencement of a Euro commercial paper program and the Canadian obligation with notional amounts outstanding of $5.3 billion respectively at December 31, 2001. The following table summarizes the fair and carrying values of the foreign exchange contracts at December 31, 2001 and 2000.

                                              2001                          2000
                                        -----------------   -------------------------------------
                                          FAIR/CARRYING
                                              VALUE            FAIR VALUE        CARRYING VALUE
                                        -----------------   -----------------   -----------------
                                        ASSET   LIABILITY   ASSET   LIABILITY   ASSET   LIABILITY
                                        -----   ---------   -----   ---------   -----   ---------
Foreign Exchange Contracts............   $72      $299       $1        $2        $--       $1

  EQUITY COLLARS

     In 2000, we entered into three series of option agreements (Microsoft collars) with a single bank counterparty (counterparty) to hedge our exposure to
21.9 million shares of Microsoft common stock. These option agreements, combined with the underlying shares, secure a floating-rate borrowing from the counterparty, the face value of which is equal to the product of (i) the underlying shares multiplied by (ii) the put price. (see Note 12)

     The option agreements are a series of purchased and written options that hedge a portion of our holdings in Microsoft common stock. The Microsoft collar is undesignated for accounting purposes in accordance with SFAS No. 133 and is carried on our balance sheet at fair value, with unrealized gains or losses being recorded in "Other income (expense)" in the Consolidated Statement of Income. These unrealized gains or losses are largely offset by the changes in the fair value of a certain number of our shares of Microsoft common stock that are classified as "trading in accordance with SFAS No. 115." The carrying value of the Microsoft collar

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
was $6 and $419 at December 31, 2001 and 2000, respectively. The fluctuation of the carrying value of the collars is primarily due to the change in the market prices of the underlying shares, which were $66.25 per share and $43.375 per share at December 31, 2001 and 2000, respectively and the adoption of SFAS No. 133, which required valuing the instruments at fair value rather than intrinsic value.

     The following is a summary of the Microsoft collars outstanding at December 31, 2001:

MATURITY DATE                                               2003     2004      2005
-------------                                              ------   -------   -------
Put price per share......................................  $62.48   $ 62.48   $ 62.48
Call price per share.....................................   86.26    100.44    118.36

     Since the debt and the collar are contracted with the same counterparty, the treatment is similar to a debt instrument with an embedded instrument and will be net settled as follows:

     At the expiration of the Microsoft collar, we will satisfy the debt and collar net obligations under the floating-rate debt by delivering (i) a number of Microsoft shares equal to the underlying share amount multiplied by the exchange ratio, or (ii) its equivalent cash value. The exchange ratio will be calculated at expiration in the following manner:

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

     Prior to our merger with MediaOne, two subsidiaries of MediaOne, MediaOne SPC IV and MediaOne SPC VI, each entered into a series of option agreements ("Vodafone collars") with a single bank counterparty ("counterparty") to hedge its exposure to 47.2 million Vodafone ADRs. In conjunction with the Vodafone collars, MediaOne SPC IV and MediaOne SPC VI also issued floating-rate debt in a series of private placements, the face value of which is equal to the product of
(i) the underlying shares multiplied by (ii) the put price. Simultaneous with the execution of the Vodafone collars, MediaOne SPC IV and MediaOne SPC VI each entered into floating-to-fixed interest rate swaps in which future fixed payments were prepaid by each of MediaOne SPC IV and MediaOne SPC VI at inception. Therefore, the on-going interest payments on the floating-rate notes are paid by the counterparty. These prepaid interest rate swaps are designated as cash flow hedges in accordance with SFAS No. 133.

     The option agreements are a series of purchased and written options that hedge a portion of our holdings in Vodafone ADRs. The Vodafone collars are undesignated for accounting purposes in accordance with SFAS No. 133 and are carried on our balance sheet at fair value, with unrealized gains or losses being recorded to "Other income (expense)" in the Consolidated Statement of Income. These unrealized gains or losses are largely offset by the changes in the fair value of a certain number of our Vodafone ADRs that are classified as "trading". The carrying value of the Vodafone collars was $462 and $(453) at December 31, 2001 and 2000, respectively. The fluctuation of the carrying value of the collars is primarily due to the change in the per share market price of the underlying ADRs, which was $25.68 per share and $35.81 per share at December 31, 2001 and 2000, respectively, and the adoption of SFAS No. 133, which requires valuing the instruments at fair value rather than intrinsic value.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following is a summary of the Vodafone collars outstanding at December 31, 2001:

                                                                  MATURITY DATE
                                                             ------------------------
MEDIAONE SPC IV VODAFONE COLLARS                              2003     2004     2005
--------------------------------                             ------   ------   ------
Average put price per share................................  $34.06   $33.78   $33.53
Average call price per share...............................   49.13    48.85    48.60

                                                                  MATURITY DATE
                                                             ------------------------
MEDIAONE SPC VI VODAFONE COLLARS                              2003     2004     2005
--------------------------------                             ------   ------   ------
Average put price per share................................  $39.85   $39.86   $39.86
Average call price per share...............................   57.72    57.72    57.73

     Since the debt and the collars are contracted with different counterparties, the instruments will be settled independently. MediaOne SPC IV and MediaOne SPC VI will satisfy its obligations to the floating-rate debt holders by delivering cash equal to the face value (see note 12). At the expiration of the Vodafone collars, MediaOne SPC IV and MediaOne SPC VI will cash settle its collars with the counterparty. Cash settlement of the Vodafone collars will be completed in the following manner:

          a. If the fair market value of a Vodafone ADR is greater than the call price, MediaOne SPC IV or MediaOne SPC VI (as appropriate) will pay a sum of cash equal to the excess of the fair market value of a Vodafone ADR over the call price;

          b. If the fair market value of a Vodafone ADR is less than the put price, the counterparty will pay to MediaOne SPC IV or MediaOne SPC VI (as appropriate) a sum of cash equal to the excess of the put price over the fair market price of a Vodafone ADR;

          c. If the fair market value of a Vodafone ADR is less than or equal to the call price but greater than or equal to the put price, the Vodafone collar will expire worthless and no cash payment will be made or received by MediaOne SPC IV or MediaOne SPCL VI (as appropriate).

     The net value of (i) the sale of all Vodafone ADRs and (ii) the cash settlement of the Vodafone collars will always be equal to or greater than the face value of the floating-rate notes. Any remaining cash will retained by MediaOne SPC IV and MediaOne SPC VI and would become available to AT&T for general corporate purposes.

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity option and equity swap contracts, which are undesignated in accordance with SFAS No. 133, to manage our exposure to changes in equity prices associated with stock appreciation rights of previously affiliated companies. The notional amounts outstanding on these contracts at December 31, 2001 and 2000 were $360 and $392 million, respectively. The following table summarizes the carrying and fair values of these instruments. Market prices are based on market quotes.

                                                              2001                2000
                                                        -----------------   -----------------
                                                          CARRYING/FAIR       CARRYING/FAIR
                                                              VALUE               VALUE
                                                        -----------------   -----------------
                                                        ASSET   LIABILITY   ASSET   LIABILITY
                                                        -----   ---------   -----   ---------
Equity hedges.........................................   $--       $85       $2       $100

  WARRANTS

     We may obtain warrants to purchase equity securities in other private and public companies as a result of certain transactions. Private warrants and public warrants that provide for net share settlement (i.e. allow for

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
cashless exercise) are considered to be derivative instruments and recognized on our balance sheet at fair value (in accordance with SFAS No. 133). Warrants are not eligible to be designated as hedging instruments because there is no underlying exposure. Instead, these are effectively investments in private and public companies. The fair value of these warrants was $41 at December 31, 2001.

  DEBT AND PREFERRED SECURITIES

     The carrying value of debt maturing within one year approximates market value. The table below summarizes the carrying and fair values of long-term debt, excluding capital leases, and certain preferred securities. The market values of long-term debt were obtained based on quotes or rates available to us for debt with similar terms and maturities, and the market value of the preferred securities was based on market quotes. It is not practicable to estimate the fair market value of our quarterly preferred securities that aggregated $4,720 and $4,710 at December 31, 2001 and 2000, respectively as there are no current markets quotes available on this private placement.

                                                     2001                          2000
                                          ---------------------------   ---------------------------
                                          CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                          --------------   ----------   --------------   ----------
Long-term Debt, excluding capital
  leases................................     $43,978        $41,845        $32,591        $29,735
Pacific preferred stock.................       2,100            948          2,121            595

  DERIVATIVE IMPACTS

     For the year ended December 31, 2001, "Other comprehensive income", as a component of shareowners' equity, net of tax, included deferred net unrealized losses of $244 relating to derivatives that are designated as cash flow hedges. This amount included net losses of $166 related to the ongoing fair value adjustments of equity based derivative instruments embedded in certain debt instruments, net losses of $78 related to certain swaps and foreign currency transactions.

     For the year ended December 31, 2001, "Other (expense) income" in the Consolidated Statement of Income, included net gains of $1,328, relating to ongoing fair value adjustments of undesignated derivatives and derivatives designated as fair value hedges. The fair value adjustments included net gains of $1,247 for equity based derivatives instruments related to certain debt instruments, net gains of $81 for changes in the fair value of warrants, swaps and foreign currency transactions. These gains were offset by the ongoing mark-to-market adjustments of the "trading" securities underlying the monetizations of $(983).

15.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table shows the components of the net periodic benefit costs included in our Consolidated Statements of Income:

                                            PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                       ---------------------------   ------------------------
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                        2001      2000      1999      2001     2000     1999
                                       -------   -------   -------   ------   ------   ------
Service cost benefits earned during
  the period.........................  $   257   $   248   $   247   $  27    $  35    $  54
Interest cost on benefit
  obligations........................      951       991       919     346      352      324
Amortization of unrecognized prior
  service cost.......................      172       174       159       4        4       13
Credit for expected return on plan
  assets.............................   (1,660)   (1,821)   (1,458)   (201)    (230)    (200)
Amortization of transition asset.....      (89)     (156)     (158)     --       --       --
Amortization of gains................     (181)     (332)      (10)     --      (16)      (1)
Charges for special termination
  benefits*..........................      188        --        --      28       16        5
Net curtailment losses (gains)*......      112       121        --      58      (14)      --
Net settlement losses (gains)*.......        4         8      (121)     --       --       --
                                       -------   -------   -------   -----    -----    -----
Net periodic benefit (credit)cost....  $  (246)  $  (767)  $  (422)  $ 262    $ 147    $ 195
                                       =======   =======   =======   =====    =====    =====

---------------

* Primarily included in "Net restructuring and other charges" in the Consolidated Statements of Income.

     In connection with our restructuring plan announced in the fourth quarter of 2001 we recorded a $188 charge related to management employee separation benefits expected to be funded by assets of the AT&T Management Pension Plan. We also recorded pension and postretirement benefit curtailment charges of $170 and a $28 charge related to expanded eligibility for postretirement benefits for certain employees expected to exit under the plan.

     In 1998 we offered a voluntary retirement incentive program (VRIP) to employees who were eligible participants in the AT&T Management Pension Plan. Approximately 15,300 management employees accepted the VRIP offer and had terminated employment as of December 31, 1999. The VRIP permitted employees to choose either a total lump-sum distribution of their pension benefits or periodic future annuity payments. Lump-sum pension settlements resulted in settlement gains of $121 recorded in 1999.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                -----------------   ------------------------
                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                 2001      2000        2001          2000
                                                -------   -------   ----------    ----------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligation, beginning of year.........  $13,063   $12,868    $ 4,886       $ 4,642
Service cost..................................      257       248         27            35
Interest cost.................................      951       991        346           352
Plan amendments...............................       62        32         --           (45)
Actuarial losses (gains)......................      655         5        376           203
Acquisition...................................       --       204         --            38
Benefit payments..............................   (1,117)   (1,228)      (407)         (362)
Special termination benefits..................      188        --         28            16
Settlements...................................      (17)      (57)        --            --
Curtailment losses............................       (7)       --         60             7
                                                -------   -------    -------       -------
Benefit obligation, end of year...............  $14,035   $13,063    $ 5,316       $ 4,886
                                                =======   =======    =======       =======
CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets, beginning of
  year........................................  $21,203   $21,854    $ 2,526       $ 2,852
Actual return on plan assets..................   (1,650)      335       (214)         (128)
Employer contributions........................       66        94        255           159
Acquisition...................................       --       205         --             5
Benefit payments..............................   (1,117)   (1,228)      (407)         (362)
Settlements...................................      (17)      (57)        --            --
                                                -------   -------    -------       -------
Fair value of plan assets, end of year........  $18,485   $21,203    $ 2,160       $ 2,526
                                                =======   =======    =======       =======
At December 31,
Funded (unfunded) benefit obligation..........  $ 4,450   $ 7,992    $(3,156)      $(2,360)
Unrecognized net (gain) loss..................   (2,506)   (6,493)       605          (188)
Unrecognized transition asset.................      (34)     (123)        --            --
Unrecognized prior service cost...............      883     1,100        (12)           (9)
                                                -------   -------    -------       -------
Net amount recorded...........................  $ 2,793   $ 2,476    $(2,563)      $(2,557)
                                                =======   =======    =======       =======

     At December 31, 2001, our pension plan assets included $31 of AT&T common stock. At December 31, 2000, our pension plan assets included $34 of AT&T common stock and $26 of LMG Series A common stock, and $2 of AT&T Wireless Group common stock.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table provides the amounts recorded in our Consolidated Balance Sheets:

                                                  PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                  -----------------   ------------------------
                                                                AT DECEMBER 31,
                                                  --------------------------------------------
                                                   2001      2000        2001          2000
                                                  -------   -------   ----------    ----------
Prepaid pension cost............................  $3,337    $3,003     $    --       $    --
Benefit related liabilities.....................    (648)     (579)     (2,563)       (2,557)
Intangible asset................................      50        30          --            --
Accumulated other comprehensive income..........      54        22          --            --
                                                  ------    ------     -------       -------
Net amount recorded.............................  $2,793    $2,476     $(2,563)      $(2,557)
                                                  ======    ======     =======       =======

     Our nonqualified pension plans had an unfunded accumulated benefit obligation of $132 and $125 at December 31, 2001 and 2000, respectively. On January 1, 2001 our postretirement health and life benefit plans were merged into one plan. At December 31, 2000, our postretirement health and telephone benefit plans had accumulated postretirement benefit obligations of $4,282, which were in excess of plan assets of $1,413.

     The assumptions in the following table were used in the measurement of the pension and postretirement benefit obligations and the net periodic benefit costs as applicable.

                                                               WEIGHTED-AVERAGE
                                                                 ASSUMPTIONS
                                                               AT DECEMBER 31:
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Discount rate...............................................  7.25%  7.5%   7.75%
Expected return on plan assets..............................   9.5%  9.5%    9.5%
Rate of compensation increase...............................   4.5%  4.5%    4.5%

     We assumed a rate of increase in the per capita cost of covered health-care benefits (the health-care cost trend rate) of 9.5%. This rate was assumed to gradually decline after 2001 to 5.0% by 2012 and then remain level. Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one percentage point increase or decrease in the assumed health-care cost trend rate would increase or decrease the total of the service and interest-cost components of net periodic postretirement health-care benefit cost by $11 and $10, respectively, and would increase or decrease the health-care component of the accumulated postretirement benefit obligation by $155 and $135, respectively.

     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Our contributions amounted to $185 in 2001, $220 in 2000 and $197 in 1999.

16.  STOCK-BASED COMPENSATION PLANS

     Under the 1997 Long-term Incentive Program (Program), which was effective June 1, 1997, and amended on May 19, 1999 and March 14, 2000, we grant stock options, performance shares, restricted stock and other awards on AT&T common stock as well as stock options on AT&T Wireless Group tracking stock prior to the split-off of AT&T Wireless.

     Under the initial terms of the Program, there were 150 million shares of AT&T common stock available for grant with a maximum of 22.5 million common shares that could be used for awards other than stock options. Subsequent to the 1999 modification, beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. Under the amended terms, a maximum of 37.5 million

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
shares can be used for awards other than stock options. As a result of the equity restructuring of stock options and other awards in connection with the AT&T Wireless split-off, the number of shares available for stock option grants and the number of shares available for other stock-based awards increased by
17.7 million and 2.9 million, respectively. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant.

     Under the Program, performance share units are awarded to key employees in the form of either common stock or cash at the end of a three-year period, based on certain financial-performance targets.

     On April 27, 2000, AT&T created a new class of stock and completed an offering of AT&T Wireless Group tracking stock. Under the Program, 5% of the outstanding AT&T Wireless Group shares became available for grant with a maximum of 1.25% of the outstanding shares that could be used for awards other than options. On January 1, 2001, the remaining AT&T Wireless Group shares available for grant at December 31, 2000, plus 2% of the outstanding AT&T Wireless Group shares on January 1 became available for grant. The exercise price of any stock option was equal to the stock price when the option was granted. When granted, the options had a two to three and one-half year vesting period. They are exercisable up to 10 years from the date of grant. In 2001 and 2000, there were no grants of awards other than stock options. On April 27, 2000, substantially all employees were granted AT&T Wireless Group tracking stock options.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless Group as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis, and AT&T Wireless common stock held by AT&T was distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. All outstanding AT&T Wireless Group tracking stock options and all AT&T common stock options granted prior to January 1, 2001 were treated in a similar manner. AT&T modified the terms and conditions of all outstanding stock option grants to allow the AT&T Wireless common stock options held by AT&T employees to immediately vest and become exercisable for their remaining contractual term and to also allow the AT&T common stock options held by AT&T Wireless employees to immediately vest and become exercisable for their remaining contractual term. In 2001, AT&T recognized $3 of compensation expense related to these modifications.

     Under the AT&T 1996 Employee Stock Purchase Plan (Plan), which was effective July 1, 1996, and amended on May 23, 2001, we are authorized to sell up to 105 million shares of AT&T common stock to our eligible employees through June 30, 2006. Under the terms of the Plan, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day. Under the Plan, we sold approximately 6 million shares to employees in both 2001 and 2000 and 3 million shares to employees in 1999.

     We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for our performance-based and restricted stock awards and stock appreciation rights (SARs). Stock based-compensation (expense) income was $(121), $253 and $(462) in 2001, 2000 and 1999, respectively. These amounts included (expense) income of $(3), $269 and $(382) in 2001, 2000 and 1999, respectively, related to grants of SARs of affiliated companies held by certain employees subsequent to the TCI merger. We also entered into an equity hedge in 1999 to offset potential future compensation costs associated with these SARs. (Expense) income related to this hedge was $(16), $(324) and $227 in 2001, 2000 and 1999, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     A summary of the AT&T common stock option transactions is shown below:

                                      WEIGHTED-             WEIGHTED-             WEIGHTED-
                                       AVERAGE               AVERAGE               AVERAGE
                                      EXERCISE              EXERCISE              EXERCISE
                             2001       PRICE      2000       PRICE      1999       PRICE
                            -------   ---------   -------   ---------   -------   ---------
                                                  SHARES IN THOUSANDS
Outstanding at January
  1.......................  249,026    $35.82     168,763    $37.42     131,904    $30.41
Options assumed in
  mergers.................       --                29,613    $24.71      11,770    $14.79
Options granted...........   68,402    $22.17      74,570    $36.12      47,927    $57.13
AT&T Wireless split-off
  adjustments.............   21,644
Options and SARs
  exercised...............   (5,218)   $11.63     (11,446)   $22.07     (17,858)   $22.87
Options canceled or
  forfeited...............  (16,308)   $31.07     (12,474)   $45.61      (4,980)   $42.44
AT DECEMBER 31:
Options outstanding.......  317,546    $24.58     249,026    $35.82     168,763    $37.42
Options exercisable.......  171,446    $26.05     131,450    $30.44      57,894    $28.21
Shares available for
  grant...................   34,718                34,204                41,347

     The weighted average exercise prices for the period prior to the AT&T Wireless split-off in 2001, and for the years ended December 31, 2000 and 1999 have not been adjusted to reflect the impact of the split-off.

     At December 31, 2001, there were 4.5 million AT&T stock options with 2.2 million tandem SARs outstanding that were originally assumed in connection with our merger with MediaOne. All of the SARs were exercisable at a price of $19.33. There were no SARs exercised during 2001 or 2000.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table summarizes information about the AT&T common stock options outstanding at December 31, 2001:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------   --------------------------
                                               WEIGHTED-
                                 NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2001           LIFE         PRICE          2001          PRICE
------------------------     --------------   -----------   ---------   --------------   ---------
                             (IN THOUSANDS)                             (IN THOUSANDS)
$2.03 -- $13.65............      16,245           4.9        $ 7.90         15,767        $ 7.75
$13.70 -- $16.77...........      12,968           8.6        $15.84          3,882        $15.38
$16.85 -- $17.33...........      28,866           9.4        $16.86          1,319        $16.95
$17.39.....................      48,088           9.2        $17.39          2,907        $17.39
$17.44 -- $18.49...........      11,193           5.3        $17.88          7,312        $17.78
$18.50.....................      14,420           5.6        $18.50         14,420        $18.50
$18.53 -- $19.77...........       9,325           5.7        $19.12          8,159        $19.11
$19.79.....................      15,858           5.1        $19.79         15,858        $19.79
$19.88 -- $24.13...........      19,659           5.8        $22.88         14,768        $22.83
$24.23.....................      25,088           8.6        $24.23          6,287        $24.23
$24.30 -- $31.74...........      24,575           7.4        $27.98         17,337        $28.89
$31.79.....................      23,874           6.1        $31.79         23,874        $31.79
$31.85 -- $34.30...........      19,406           8.1        $34.16          7,372        $34.00
$34.33 -- $44.98...........      22,925           7.7        $38.80         16,105        $38.42
$45.20 -- $46.90...........      25,056           7.1        $45.21         16,079        $45.21
                                -------                                    -------
                                317,546           7.4        $24.58        171,446        $26.05

     A summary of the AT&T Wireless Group tracking stock option transactions is shown below:

                                                          WEIGHTED-            WEIGHTED-
                                                           AVERAGE              AVERAGE
                                                          EXERCISE             EXERCISE
                                                 2001       PRICE      2000      PRICE
                                                -------   ---------   ------   ---------
                                                          SHARES IN THOUSANDS
OUTSTANDING AT JANUARY 1......................   73,626    $29.29         --    $   --
Options granted...............................    4,037    $22.57     76,983    $29.29
Options exercised.............................       (1)   $22.03         --    $   --
Options canceled or forfeited.................   (2,711)   $29.11     (3,357)   $29.43
Options assumed by AT&T Wireless on July
  9th.........................................  (74,951)

AT DECEMBER 31:
Options outstanding...........................       --               73,626    $29.29
Options exercisable...........................       --               12,391    $29.48
Shares available for grant....................       --               41,874

     AT&T has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If AT&T had elected to recognize compensation costs based on the fair value at the date of

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
grant of the awards, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
AT&T COMMON STOCK GROUP:
(Loss) income from continuing operations available to
  common shareowners......................................  $(5,423)  $2,342   $5,685
Income (loss) from discontinued operations................       58      283     (492)
Gain on sale of discontinued operations...................   13,503       --       --
Cumulative effect of accounting change....................      359       --       --
Net income available to common shareowners................  $ 8,497   $2,625   $5,193
(LOSS) EARNINGS PER AT&T COMMON STOCK GROUP COMMON
  SHARE -- BASIC:
Continuing operations.....................................  $ (1.48)  $ 0.67   $ 1.84
Discontinued operations...................................     0.01     0.08    (0.16)
Gain on sale of discontinued operations...................     3.70       --       --
Cumulative effect of accounting change....................     0.10       --       --
AT&T Common Stock Group earnings..........................     2.33   $ 0.75   $ 1.68
(LOSS) EARNINGS PER AT&T COMMON STOCK GROUP COMMON
  SHARE -- DILUTED:
Continuing operations.....................................  $ (1.48)  $ 0.66   $ 1.80
Discontinued operations...................................     0.01     0.08    (0.15)
Gain on sale of discontinued operations...................     3.70       --       --
Cumulative effect of accounting change....................     0.10       --       --
AT&T Common Stock Group earnings..........................     2.33   $ 0.74   $ 1.65
AT&T WIRELESS GROUP:
Income....................................................  $    18   $   51   $   --
EARNINGS PER SHARE:
Basic and diluted.........................................  $  0.04   $ 0.14   $   --

     The pro forma effect on net loss from continuing operations available to AT&T common shareowners for 2001 includes an expense of $50 due to the conversion of AT&T common stock options in connection with the split-off of AT&T Wireless, and also includes an expense of $175 due to the accelerated vesting of AT&T Wireless stock options held by AT&T employees after the split-off.

     The weighted-average fair values at date of grant for AT&T common stock options granted during 2001, 2000 and 1999 were $7.90, $12.10 and $15.64, respectively, and were estimated using the Black-Scholes option-pricing model. The weighted-average risk-free interest rates applied for 2001, 2000 and 1999 were 4.61%, 6.29% and 5.10%, respectively. The following assumptions were applied for 2001, 2000 and 1999, respectively: (i) expected dividend yields of ..85%, 1.6% and 1.7%, (ii) expected volatility rates of 36.9%, 33.5% and 28.3% and (iii) expected lives of 4.7 years in 2001 and 2000 and 4.5 years in 1999.

     The weighted-average fair values at date of grant for AT&T Wireless Group tracking stock options granted during 2001 and 2000 were $11.58 and $14.20, respectively, and were estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied for 2001 and 2000,

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
respectively: (i) risk-free rate of 4.92% and 6.53%, (ii) expected volatility rate of 55.0% in 2001 and 2000 and (iii) expected lives of 4.8 years and 3.9 years.

     In January 2002, AT&T modified its outstanding stock option agreements for AT&T stock options and other equity awards held by current AT&T Broadband employees to provide that upon the change in control of AT&T Broadband their stock options and other equity awards granted prior to January 1, 2002 will be immediately vested and exercisable through their remaining contractual term. The potential compensation cost associated with this modification for current AT&T Broadband employees has been measured as of the modification date and is approximately $50 pretax. The actual charge will be finalized and recorded by AT&T Broadband at the time of the change in control in connection with the anticipated merger with Comcast.

17.  INCOME TAXES

     The following table shows the principal reasons for the difference between the effective income (benefit) tax rate and the U.S. federal statutory income tax rate:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
U.S. federal statutory income tax rate....................       35%      35%      35%
Federal income tax (benefit) provision at statutory
  rate....................................................  $  (362)  $  845   $3,774
Amortization of investment tax credits....................      (18)     (23)     (10)
State and local income tax (benefit) provision, net of
  federal income tax provision (benefit) effect...........      (92)     176      279
In-process research and development write-off.............       --       --      208
Amortization of intangibles...............................      188       91       26
Foreign rate differential.................................      209      104       56
Taxes on repatriated and accumulated foreign income, net
  of tax credits..........................................      (84)     (84)     (45)
Research and other credits................................      (43)     (37)     (61)
Valuation allowance.......................................       --       --      (76)
Investment dispositions, acquisitions and legal entity
  restructurings..........................................     (176)    (445)     (94)
Operating losses and charges relating to Excite@Home......      649    2,757       --
Deconsolidation of and put obligation settlement related
  to Excite@Home..........................................   (1,045)      --       --
Other differences, net....................................      (17)    (100)     (41)
                                                            -------   ------   ------
(Benefit) provision for income taxes......................  $  (791)  $3,284   $4,016
Effective income (benefit) tax rate.......................     76.4%   136.1%    37.3%

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The U.S. and foreign components of (loss) income from continuing operations before income taxes and the (benefit) provision for income taxes are presented in this table:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000       1999
                                                           ---------   --------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES
  United States..........................................   $(1,030)    $2,823     $10,449
  Foreign................................................        (5)      (409)        332
                                                            -------     ------     -------
  Total..................................................   $(1,035)    $2,414     $10,781
(BENEFIT) PROVISION FOR INCOME TAXES
CURRENT..................................................   $ 1,392     $2,323     $ 2,896
  Federal................................................       152        281         417
  State and local........................................       102         89         100
                                                            -------     ------     -------
  Foreign................................................     1,646      2,693       3,413
DEFERRED.................................................    (2,125)       633         593
  Federal................................................      (293)       (14)         12
  State and local........................................        (1)        (5)          8
                                                            -------     ------     -------
  Foreign................................................    (2,419)       614         613
Deferred investment tax credits..........................       (18)       (23)        (10)
                                                            -------     ------     -------
(Benefit) provision for income taxes.....................   $  (791)    $3,284     $ 4,016

     In addition, we also recorded current and deferred income tax benefits related to minority interest income (expense) and net equity losses related to other equity investments, respectively in the amounts of $756 and $2,383 in 2001, $279 and $251 in 2000 and $273 and $249 in 1999, respectively.

     Deferred income tax liabilities are taxes we expect to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Deferred income tax liabilities and assets consist of the following:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
LONG-TERM DEFERRED INCOME TAX LIABILITIES
  Property, plant and equipment.............................  $ 6,420   $ 5,393
  Investments...............................................    7,768     9,558
  Franchise costs...........................................   16,839    18,571
  Other.....................................................    2,519     2,694
                                                              -------   -------
  Total long-term deferred income tax liabilities...........   33,546    36,216
LONG-TERM DEFERRED INCOME TAX ASSETS
  Business restructuring....................................      163       127
  Net operating loss/credit carryforwards...................      180       602
  Employee pensions and other benefits, net.................    1,027     1,470
  Reserves and allowances...................................    1,724        99
  Other.....................................................    2,349     2,604
  Valuation allowance.......................................      (57)     (740)
                                                              -------   -------
Total net long-term deferred income tax assets..............    5,386     4,162
Net long-term deferred income tax liabilities...............  $28,160   $32,054
CURRENT DEFERRED INCOME TAX LIABILITIES
  Investments...............................................  $    11   $   670
  Other.....................................................      121       310
                                                              -------   -------
  Total current deferred income tax liabilities.............      132       980
CURRENT DEFERRED INCOME TAX ASSETS
  Business restructuring....................................      216       155
  Employee pensions and other benefits......................      182       377
  Reserves and allowances...................................      493       621
  Other.....................................................      471       586
  Valuation allowance.......................................       (0)      (39)
                                                              -------   -------
Total net current deferred income tax assets................    1,362     1,700
Net current deferred income tax assets......................  $ 1,230   $   720

     At December 31, 2001, we had net operating loss carryforwards (tax effected) for federal and state income tax purposes of $15 and $116, respectively, expiring through 2020. In addition, we had federal tax credit carryforwards of $17, of which $1 has no expiration date and $16 expire through 2003. We also had state tax credit carryforwards (tax effected) of $32 expiring through 2003. In connection with the TCI and MediaOne mergers, we acquired certain federal and state net operating loss carryforwards that are subject to a valuation allowance of $23 at December 31, 2001. If in the future, the realization of these acquired deferred tax assets becomes more likely than not, any reduction of the associated valuation allowance will be allocated to reduce franchise costs and other intangibles.

     On September 30, 2001, the assets and liabilities of Excite@Home were deconsolidated from AT&T's consolidated balance sheet. Accordingly, AT&T's deferred income tax assets and liabilities at December 31, 2001, presented above, exclude any amounts related to Excite@Home.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

18.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001. These matters could affect the operating results of any one quarter when resolved in future periods. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our annual consolidated financial statements.

     We lease land, buildings and equipment through contracts that expire in various years through 2050. Our rental expense under operating leases was $696 in 2001, $705 in 2000 and $622 in 1999. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2001, was $189.

     The following table shows our future minimum commitments due under non-cancelable operating and capital leases at December 31, 2001:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
2002........................................................   $  550      $ 66
2003........................................................      492        63
2004........................................................      432        60
2005........................................................      350        58
2006........................................................      298        44
Later years.................................................      874       131
                                                               ------      ----
Total minimum lease payments................................   $2,996      $422
                                                               ======      ====
Less: Amount representing interest..........................                 95
                                                                           ----
Present value of net minimum lease payments.................               $327
                                                                           ====

     In addition, under certain real estate operating leases, we could be required to make payments to the lessor up to $586 at the end of the lease term (lease terms range from 2002 through 2011). The actual amount paid, if any, would be reduced by amounts received by the lessor upon remarketing of the property.

     AT&T has an agreement with Motorola, Inc. to purchase a minimum of 1.6 million digital set-top devices at an average price of $234 per unit in 2002. During 2001, AT&T satisfied its obligation under a previous agreement with Motorola, Inc. to purchase set-top devices.

     AT&T has certain commitments relating to AT&T Canada (see Note 5).

     In 1997, AT&T Broadband's predecessor, TCI, entered into a 25-year affiliation term sheet with Starz Encore Group pursuant to which AT&T may be obligated to pay fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! programming. Starz Encore Group is a subsidiary of LMG. The future commitment, which is calculated based on a fixed number of subscribers, increases annually from $306 in 2002 to $315 in 2003 and will increase annually through 2022 with inflation, subject to certain adjustments, including increases in the number of subscribers. The affiliation term sheet further provides that to the extent Starz Encore Group's programming costs increase above certain levels, AT&T's payments under the term sheet will be increased in proportion to the excess. Excess programming costs that may be payable by AT&T in future years are not presently estimable and could be significant. By letter dated May 29, 2001, AT&T Broadband indicated that in its view the Starz Encore term sheet as a whole is

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
unenforceable and reserved its right to terminate the term sheet. Starz Encore subsequently initiated a lawsuit against AT&T Broadband seeking a declaration that the term sheet is a binding and enforceable contract.

     AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. These contracts are based on volumes and have penalty fees if certain volume levels are not met. We assessed our minimum exposure based on penalties to exit the contracts. At December 31, 2001, penalties to exit these contracts in any given year totaled approximately $1.5 billion.

     AT&T Broadband is party to an agreement under which it purchases certain billing services from CSG Systems, Inc. ("CSG"). Unless terminated by either party pursuant to terms of the agreement, the agreement expires on December 31, 2012. The agreement calls for monthly payments which are subject to adjustments and conditions pursuant to the terms of the underlying agreements. The annual commitment under the agreement is $130 for 2002 and will increase annually with inflation.

19.  RELATED PARTY TRANSACTIONS

     AT&T has various related party transactions with Concert.

     Included in "Revenue" in the Consolidated Statements of Income was $1,080 for services provided to Concert for the years ended December 31, 2001 and 2000.

     Included in "Access and other connection" in the Consolidated Statements of Income are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $2,073 and $2,364 for the year ended December 31, 2001 and 2000, respectively.

     AT&T loaned $1,000 to Concert; that loan was included within "Other investments and related advances" in the Consolidated Balance Sheet. Interest income of $67 was recognized for the year ended December 31, 2000. This loan together with the associated accrued interest was written off in connection with the decision to unwind Concert (see Note 5).

     At December 31, 2001 and 2000, AT&T had a floating rate loan payable to Concert in the amount of $80 and $126, respectively. The loan, which is due on demand, is included in "Debt maturing within one year" in the Consolidated Balance Sheets. Interest expense was $3 and $6 for the year ended December 31, 2001 and 2000, respectively.

     Included in "Accounts receivable" in the Consolidated Balance Sheets at December 31, 2001 and 2000, was $438 and $462, respectively, related to telecommunications transactions with Concert. Included in "Accounts payable" in the Consolidated Balance Sheets at December 31, 2001 and 2000, was $201 and $518, respectively, related to transactions with Concert.

     Included in "Other receivables" in the Consolidated Balance Sheets at December 31, 2001 and 2000, was $781 and $1,106, respectively, related to administrative transactions performed on behalf of Concert. Included in "Other current liabilities" in the Consolidated Balance Sheets at December 31, 2001 and 2000, was $935 and $1,032, respectively, related to administrative transactions performed on behalf of Concert.

     We had various related party transactions with LMG. Included in costs of services and products were programming expenses related to services from LMG. These expenses amounted to $199 for the 7 months ended July 31, 2001, the effective split-off date of LMG for accounting purposes, $239 for the year ended December 31, 2000, and $184 for the 10 months ended December 31, 1999 (see Note
9).

20.  SEGMENT REPORTING

     AT&T's results are segmented according to the way we manage our business:
AT&T Business Services, AT&T Consumer Services and AT&T Broadband.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     AT&T Business Services includes long distance, international and toll-free voice, local, data and Internet protocol (IP) networking, managed networking services and outsourcing solutions, and wholesale transport services (sales of services to service resellers).

     AT&T Consumer Services provides a variety of communications services to residential customers, including domestic and international long distance, transaction based long distance, such as operator-assisted and prepaid phone cards, local and local toll (intrastate calls outside the immediate local area) and dial-up Internet.

     AT&T Broadband offers a variety of services through our cable (broadband) network, including traditional analog video and advanced services such as digital video, high-speed data and broadband telephony.

     The balance of AT&T's continuing operations (excluding LMG) is included in a "Corporate and Other" group. This group reflects corporate staff functions and the elimination of transactions between segments, as well as the impacts of Excite@Home. In addition, all impacts of the adoption of SFAS No. 133 as well as the ongoing investment and derivative revaluations are reflected in the Corporate and Other group. LMG was not an operating segment of AT&T prior to its split-off from AT&T because AT&T did not have a controlling financial interest in LMG for financial accounting purposes. Therefore, we accounted for this investment under the equity method. Additionally, LMG's results were not reviewed by the chief operating decision-makers for purposes of determining resources to be allocated.

     Total assets for our reportable segments generally include all assets, except intercompany receivables. AT&T prepaid pension assets and Corporate-owned or leased real estate are held at the corporate level and therefore, are included in the Corporate and Other group. AT&T Broadband and MediaOne prepaid pension assets and owned or leased real estate is included in the AT&T Broadband segment. In addition, as the "Net Assets of Discontinued Operations" is not considered to be a part of AT&T's ongoing operations, it is included in a category separate from reportable segments and Corporate and Other group for reporting purposes. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, increases in franchise costs and additions to internal-use software.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). AT&T evaluates performance based on several factors, of which the primary financial measure is earnings before interest and taxes, including pretax minority interest and net pretax losses from other equity investments (EBIT).

     Generally, AT&T accounts for AT&T Business Services' and AT&T Broadband's Inter-segment transactions at market prices.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
AT&T Business Services external revenue.................   $27,284     $28,157     $28,087
  AT&T Business Services internal revenue...............       740         743         605
                                                           -------     -------     -------
Total AT&T Business Services revenue....................    28,024      28,900      28,692
AT&T Consumer Services external revenue.................    15,079      18,894      21,753
  AT&T Broadband external revenue.......................     9,785       8,212       5,069
  AT&T Broadband internal revenue.......................        14          14           1
                                                           -------     -------     -------
Total AT&T Broadband revenue............................     9,799       8,226       5,070
                                                           -------     -------     -------
     Total reportable segments..........................    52,902      56,020      55,515
Corporate and Other(1)..................................      (352)       (487)       (542)
                                                           -------     -------     -------
Total revenue...........................................   $52,550     $55,533     $54,973
                                                           =======     =======     =======

---------------

(1) Includes $418, $248 and $10 related to Excite@Home in 2001, 2000 and 1999, respectively.

  DEPRECIATION AND AMORTIZATION(1)

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
AT&T Business Services.....................................  $4,215   $4,220   $4,219
AT&T Consumer Services.....................................     200      167      184
AT&T Broadband.............................................   4,376    3,063    1,636
                                                             ------   ------   ------
     Total reportable segments.............................   8,791    7,450    6,039
Corporate and Other(2).....................................     547    1,139      155
                                                             ------   ------   ------
Total depreciation and amortization........................  $9,338   $8,589   $6,194
                                                             ======   ======   ======

---------------

(1) Includes the amortization of goodwill, franchise costs and other purchased intangibles.

(2) Includes $404, $991 and $38 related to Excite@Home in 2001, 2000 and 1999, respectively.

  (LOSSES) EARNINGS FROM OTHER EQUITY INVESTMENTS

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                                                              2001     2000    1999
                                                             -------   -----   -----
AT&T Business Services.....................................  $(3,978)  $  35   $ (72)
AT&T Broadband.............................................      (40)   (215)   (396)
                                                             -------   -----   -----
     Total reportable segments.............................   (4,018)   (180)   (468)
Corporate and Other(1).....................................     (832)   (408)   (288)
                                                             -------   -----   -----
Total net losses related to other equity investments.......  $(4,850)  $(588)  $(756)
                                                             =======   =====   =====

---------------

(1) Includes $(29), $(382) and $(311) related to Excite@Home in 2001, 2000 and 1999, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

 RECONCILIATION OF EBIT TO INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES RELATED TO OTHER EQUITY INVESTMENTS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
AT&T Business Services..................................   $(2,154)    $ 5,990     $ 5,248
AT&T Consumer Services..................................     4,875       6,893       7,619
AT&T Broadband..........................................    (3,215)     (1,240)     (1,545)
                                                           -------     -------     -------
     Total reportable segments..........................      (494)     11,643      11,322
Corporate and Other(1)..................................    (4,324)     (3,279)       (441)
Deduct: Pretax minority interest income (expense).......       864       4,003        (180)
Add: Pretax losses related to other equity
  investments...........................................     7,889       1,017       1,223
Interest expense........................................    (3,242)     (2,964)     (1,503)
                                                           -------     -------     -------
Total income from continuing operations before income
  taxes, minority interest and losses from other equity
  investments...........................................   $(1,035)    $ 2,414     $10,781
                                                           =======     =======     =======

---------------

(1) Includes $(714), $(3,603) and $(686) related to Excite@Home in 2001, 2000 and 1999, respectively.

  ASSETS

                                                              AT DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
AT&T Business Services...............................  $ 40,339   $ 42,747   $ 37,974
AT&T Consumer Services...............................     2,141      3,150      3,781
AT&T Broadband.......................................   103,060    114,848     53,810
                                                       --------   --------   --------
     Total reportable segments.......................   145,540    160,745     95,565
Corporate and Other Assets:
  Other segments.....................................     1,145      1,174      1,204
  Prepaid pension costs..............................     3,329      3,003      2,464
  Deferred income taxes..............................       960        406        527
  Other corporate assets(1)(2).......................    14,308      7,518      7,874
Net assets of discontinued operations................        --     27,224     17,363
Investment in Liberty Media Group and Related
  receivables, net...................................        --     34,290     38,460
                                                       --------   --------   --------
Total assets.........................................  $165,282   $234,360   $163,457
                                                       ========   ========   ========

---------------

(1) Includes $2,541 and $2,726 related to Excite@Home for 2000 and 1999, respectively.

(2) 2001 amount includes cash of $10,425.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  EQUITY INVESTMENTS (EXCLUDING LMG)

                                                                AT DECEMBER 31,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
AT&T Business Services...................................  $   84   $ 2,355   $   582
AT&T Broadband...........................................   4,287     6,473    10,327
                                                           ------   -------   -------
     Total reportable segments...........................   4,371     8,828    10,909
Corporate and Other(1)...................................     228     1,666     3,012
                                                           ------   -------   -------
Total equity investments.................................  $4,599   $10,494   $13,921
                                                           ======   =======   =======

---------------

(1) Includes $35 and $2,726 related to Excite@Home for 2000 and 1999, respectively.

  CAPITAL ADDITIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001       2000        1999
                                                           --------   ---------   ---------
AT&T Business Services...................................   $5,456     $ 6,839     $ 9,091
AT&T Consumer Services...................................      140         148         299
AT&T Broadband...........................................    3,607       4,968       4,759
                                                            ------     -------     -------
     Total reportable segments...........................    9,203      11,955      14,149
Corporate and Other(1)...................................      327       1,683         271
                                                            ------     -------     -------
Total capital additions..................................   $9,530     $13,638     $14,420
                                                            ======     =======     =======

---------------

(1) Includes $181 and $92 related to Excite@Home in 2001 and 2000, respectively.

     Geographic information is not presented due to the immateriality of revenue attributable to international customers.

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustment to our operating segments in the future.

21.  GUARANTEE OF PREFERRED SECURITIES

  TCI SECURITIES:

     Prior to the consummation of the TCI merger, TCI issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI. At December 31, 2001, $1,244 of the guaranteed redeemable preferred securities remained outstanding.

     In the first quarter of 2002, AT&T notified holders that it will call the mandatorily redeemable preferred securities issued by TCI Communications Financing I, TCI Communications Financing II and TCI Communications Financing IV for early redemption. (see Note 12)

  MEDIAONE SECURITIES:

     Prior to the consummation of the MediaOne merger, MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of MediaOne. At December 31, 2001, $776 of the guaranteed securities remained outstanding.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In the first quarter of 2002, AT&T notified holders that it will call the mandatorily redeemable preferred securities issued by MediaOne Financing A, MediaOne Financing B and MediaOne Financing II for early redemption (see Note
12).

     AT&T provides a full and unconditional guarantee on the outstanding securities issued by TCI Communications Financing I, II and IV and the outstanding securities issued by MediaOne Financing A and B and MediaOne Finance II and III. Following are the condensed consolidating financial statements of AT&T Corp., which include the financial results of TCI and MediaOne for each of the corresponding periods. The results of MediaOne have been included in the financial results of AT&T since the date of acquisition on June 15, 2000, and the results of TCI have been included since the March 9, 1999, date of acquisition.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                                                                 TCI           MEDIAONE     MEDIAONE
                                    GUARANTOR   GUARANTOR    GUARANTOR        FINANCING        FINANCING     FINANCE
                                      AT&T      SUBSIDIARY   SUBSIDIARY   ------------------   ---------   -----------
                                     PARENT        TCI        MEDIAONE     I      II     IV     A     B     II    III
                                    ---------   ----------   ----------   ----   ----   ----   ---   ---   ----   ----
                                                                  (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents.........  $ 10,415     $    --      $    12     $ --   $ --   $ --   $--   $--   $ --   $ --
Receivables.......................    11,682
Investments.......................
Deferred income taxes.............       729
Other current assets..............       302          71          689      527    513    204    31    29    220     11
Total Current Assets..............    23,128          71          701      527    513    204    31    29    220     11
Property, plant & equipment,
 net..............................     8,580         135
Franchise costs, net..............                    20
Goodwill, net.....................        70                    2,526
Investment in Liberty Media Group
 and related receivables, net.....
Other investments and related
 advances.........................   130,219      12,747       41,413
Other assets......................     5,445          91                                        21    16     16    516
Net assets of discontinued
 operations.......................
Total Assets......................  $167,442     $13,064      $44,640     $527   $513   $204   $52   $45   $236   $527

LIABILITIES
Debt maturing within one year.....  $ 34,195     $   616      $   753     $527   $513   $204   $30   $28   $214
Liability under put options.......
Other current liabilities.........     8,763         597           59                            1     1      6     11
Total Current Liabilities.........    42,958       1,213          812      527    513    204    31    29    220     11
Long-term debt....................    23,810       9,866          676                                              504
Deferred income taxes.............     1,147                      934
Other long-term liabilities and
 deferred credits.................     6,850          45           23
Total Liabilities.................    74,765      11,124        2,445      527    513    204    31    29    220    515
Minority Interest.................
Company-Obligated Convertible
 Quarterly Income Preferred
 Securities of Subsidiary Trust
 Holding Solely Subordinated Debt
 Securities of AT&T...............     4,720

SHAREOWNERS' EQUITY
AT&T Common Stock.................     3,542
AT&T Wireless Group common stock..
Liberty Media Group Class A Common
 Stock............................
Liberty Media Group Class B Common
 Stock............................
Preferred stock issued to
 subsidiaries.....................    10,559
Other shareowners' equity.........    73,856       1,940       42,195                           21    16     16     12
Total Shareowners' Equity.........    87,957       1,940       42,195                           21    16     16     12
Total Liabilities and Shareowners'
 Equity...........................  $167,442     $13,064      $44,640     $527   $513   $204   $52   $45   $236   $527

                                                     ELIMINATION
                                                         AND
                                    NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                    SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                    -------------   -------------   ------------
                                               (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents.........    $    165        $      --       $ 10,592
Receivables.......................      44,516          (46,817)         9,381
Investments.......................         668                             668
Deferred income taxes.............         501                           1,230
Other current assets..............         (45)          (1,895)           657
Total Current Assets..............      45,805          (48,712)        22,528
Property, plant & equipment,
 net..............................      32,607                          41,322
Franchise costs, net..............      42,799                          42,819
Goodwill, net.....................      22,079                          24,675
Investment in Liberty Media Group
 and related receivables, net.....                                          --
Other investments and related
 advances.........................      63,996         (224,557)        23,818
Other assets......................       8,835           (4,820)        10,120
Net assets of discontinued
 operations.......................                                          --
Total Assets......................    $216,121        $(278,089)      $165,282
LIABILITIES
Debt maturing within one year.....    $  8,985        $ (33,107)      $ 12,958
Liability under put options.......                                          --
Other current liabilities.........      11,419           (8,388)        12,469
Total Current Liabilities.........      20,404          (41,495)        25,427
Long-term debt....................      14,640           (8,969)        40,527
Deferred income taxes.............      26,079                          28,160
Other long-term liabilities and
 deferred credits.................       7,378           (3,088)        11,208
Total Liabilities.................      68,501          (53,552)       105,322
Minority Interest.................       3,560                           3,560
Company-Obligated Convertible
 Quarterly Income Preferred
 Securities of Subsidiary Trust
 Holding Solely Subordinated Debt
 Securities of AT&T...............                                       4,720
SHAREOWNERS' EQUITY
AT&T Common Stock.................                                       3,542
AT&T Wireless Group common stock..                                          --
Liberty Media Group Class A Common
 Stock............................                                          --
Liberty Media Group Class B Common
 Stock............................                                          --
Preferred stock issued to
 subsidiaries.....................                      (10,559)            --
Other shareowners' equity.........     144,060         (213,978)        48,138
Total Shareowners' Equity.........     144,060         (224,537)        51,680
Total Liabilities and Shareowners'
 Equity...........................    $216,121        $(278,089)      $165,282

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                    TCI           MEDIAONE      MEDIAONE
                                        GUARANTOR   GUARANTOR    GUARANTOR       FINANCING        FINANCING      FINANCE
                                          AT&T      SUBSIDIARY   SUBSIDIARY   ---------------   -------------   ---------
                                         PARENT        TCI        MEDIAONE     I    II    IV      A       B     II    III
                                        ---------   ----------   ----------   ---   ---   ---   -----   -----   ---   ---
                                                                      (DOLLARS IN MILLIONS)
Revenue...............................   $19,587     $    --      $    --     $--   $--   $--   $  --   $  --   $--   $--
Operating Expenses
Costs of services and products........     3,310                        1
Access and other connection...........     6,355
Selling, general and administrative...     1,600         406           14
Depreciation and other amortization...     1,470          57
Amortization of goodwill, franchise
 costs and other purchased
 intangibles..........................        35           3           71
Net restructuring and other charges...       693
Total operating expenses..............    13,463         466           86
Operating income (loss)...............     6,124        (466)         (86)
Other (expense) income................     1,245          91          978      43    46    17       4       3    21    47
Interest expense (benefit)............     4,214       1,149          180      43    46    17       3       2    20    45
(Loss) income from continuing
 operations before income taxes,
 minority interest, and (losses)
 earnings related to other equity
 investments..........................     3,155      (1,524)         712                           1       1     1     2
(Benefit) provision for income
 taxes................................      (237)       (569)         299
Minority interest income (expense)....      (160)
Equity losses from Liberty Media
 Group................................                 2,711
Net (losses) earnings related to other
 equity investments...................    (2,690)     (2,098)      (2,577)
(Loss) income from continuing
 operations...........................       542      (5,764)      (2,164)                          1       1     1     2
Income (loss) from discontinued
 operations (net of income taxes).....
Gain on disposition of discontinued
 operations...........................    13,503
Income (loss) before cumulative effect
 of accounting change.................    14,045      (5,764)      (2,164)                          1       1     1     2
Cumulative effect of accounting change
 (net of income taxes)................       508         545          540
Net income (loss).....................    14,553      (5,219)      (1,624)                          1       1     1     2
Dividend requirements of preferred
 stock................................       652
Premium on exchange of AT&T Wireless
 tracking stock.......................        80
Net income (loss) available to common
 shareowners..........................   $13,821     $(5,219)     $(1,624)    $--   $--   $--   $   1   $   1   $ 1   $ 2

                                                         ELIMINATION
                                                             AND
                                        NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                        SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                        -------------   -------------   ------------
                                                   (DOLLARS IN MILLIONS)
Revenue...............................     $35,413         $(2,450)       $52,550
Operating Expenses
Costs of services and products........      12,871          (2,222)        13,960
Access and other connection...........       5,976            (195)        12,136
Selling, general and administrative...       8,822             (10)        10,832
Depreciation and other amortization...       5,338                          6,865
Amortization of goodwill, franchise
 costs and other purchased
 intangibles..........................       2,364                          2,473
Net restructuring and other charges...       1,837                          2,530
Total operating expenses..............      37,208          (2,427)        48,796
Operating income (loss)...............      (1,795)            (23)         3,754
Other (expense) income................        (834)         (3,208)        (1,547)
Interest expense (benefit)............       1,263          (3,740)         3,242
(Loss) income from continuing
 operations before income taxes,
 minority interest, and (losses)
 earnings related to other equity
 investments..........................      (3,892)            509         (1,035)
(Benefit) provision for income
 taxes................................        (284)                          (791)
Minority interest income (expense)....       1,123                            963
Equity losses from Liberty Media
 Group................................                                      2,711
Net (losses) earnings related to other
 equity investments...................      (4,382)          6,897         (4,850)
(Loss) income from continuing
 operations...........................      (6,867)          7,406         (6,842)
Income (loss) from discontinued
 operations (net of income taxes).....         178             (28)           150
Gain on disposition of discontinued
 operations...........................                                     13,503
Income (loss) before cumulative effect
 of accounting change.................      (6,689)          7,378          6,811
Cumulative effect of accounting change
 (net of income taxes)................        (689)                           904
Net income (loss).....................      (7,378)          7,378          7,715
Dividend requirements of preferred
 stock................................                                        652
Premium on exchange of AT&T Wireless
 tracking stock.......................                                         80
Net income (loss) available to common
 shareowners..........................     $(7,378)        $ 7,378        $ 6,983

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                    TCI         MEDIAONE    MEDIAONE
                                        GUARANTOR   GUARANTOR    GUARANTOR       FINANCING      FINANCING    FINANCE
                                          AT&T      SUBSIDIARY   SUBSIDIARY   ---------------   ---------   ---------
                                         PARENT        TCI        MEDIAONE     I    II    IV     A     B    II    III
                                        ---------   ----------   ----------   ---   ---   ---   ---   ---   ---   ---
                                                                    (DOLLARS IN MILLIONS)
Net Cash Provided by (Used in)
 Operating Activities of Continuing
 Operations...........................  $  6,500     $ (1,238)     $ 808                        $ 1   $ 1   $ 1   $ 2
INVESTING ACTIVITIES
Capital expenditures and other
 additions............................    (1,325)         (67)
Investment distributions and sales....       813       19,730         59
Net (acquisitions) dispositions of
 businesses, net of cash
 acquired/disposed....................        14
Other.................................     6,136          158
Net Cash (Used in) Provided by
 Investing Activities of Continuing
 Operations...........................     5,638       19,821         59
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances, net of issuance costs.....    11,281
Proceeds from debt from AT&T..........                  3,990
Retirement of long-term debt..........      (629)                   (252)
Retirement of AT&T debt...............    (5,867)     (22,213)      (354)
Repayment of borrowings from AT&T
 Wireless.............................
Issuance of convertible preferred
 securities and warrants..............     9,811
(Decrease)increase in short-term
 borrowings, net......................   (19,589)        (360)
(Decrease)increase in short-term
 borrowings from AT&T, net............     2,471                    (249)
Other.................................       799                                                 (1)   (1)   (1)   (2)
Net Cash (Used in) Provided by
 Financing Activities of Continuing
 Operations...........................    (1,723)     (18,583)      (855)                        (1)   (1)   (1)   (2)
Net cash provided by (used in)
 discontinued operations..............
Net increase (decrease) in cash and
 cash equivalents.....................    10,415                      12
Cash and cash equivalents at beginning
 of year..............................
Cash and cash equivalents at end of
 period...............................  $ 10,415     $     --      $  12      $--   $--   $--   $--   $--   $--   $--

                                                         ELIMINATION
                                                             AND
                                        NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                        SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                        -------------   -------------   ------------
                                                   (DOLLARS IN MILLIONS)
Net Cash Provided by (Used in)
 Operating Activities of Continuing
 Operations...........................    $  4,520        $    (37)       $ 10,558
INVESTING ACTIVITIES
Capital expenditures and other
 additions............................      (7,825)                         (9,217)
Investment distributions and sales....       2,201         (19,789)          3,014
Net (acquisitions) dispositions of
 businesses, net of cash
 acquired/disposed....................       4,899                           4,913
Other.................................       2,725          (9,589)           (570)
Net Cash (Used in) Provided by
 Investing Activities of Continuing
 Operations...........................       2,000         (29,378)         (1,860)
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances, net of issuance costs.....       1,134                          12,415
Proceeds from debt from AT&T..........                      (3,990)
Retirement of long-term debt..........        (780)                         (1,661)
Retirement of AT&T debt...............                      28,434
Repayment of borrowings from AT&T
 Wireless.............................      (5,803)                         (5,803)
Issuance of convertible preferred
 securities and warrants..............                                       9,811
(Decrease)increase in short-term
 borrowings, net......................       2,781                         (17,168)
(Decrease)increase in short-term
 borrowings from AT&T, net............        (649)         (1,573)
Other.................................      (7,801)          6,383            (624)
Net Cash (Used in) Provided by
 Financing Activities of Continuing
 Operations...........................     (11,118)         29,254          (3,030)
Net cash provided by (used in)
 discontinued operations..............       4,699             161           4,860
Net increase (decrease) in cash and
 cash equivalents.....................         101                          10,528
Cash and cash equivalents at beginning
 of year..............................          64                              64
Cash and cash equivalents at end of
 period...............................    $    165        $     --        $ 10,592

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                                TCI           MEDIAONE     MEDIAONE
                                   GUARANTOR   GUARANTOR    GUARANTOR        FINANCING        FINANCING     FINANCE
                                     AT&T      SUBSIDIARY   SUBSIDIARY   ------------------   ---------   -----------
                                    PARENT        TCI        MEDIAONE     I      II     IV     A     B     II    III
                                   ---------   ----------   ----------   ----   ----   ----   ---   ---   ----   ----
                                                                 (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents........  $     --     $    --      $    --     $ --   $ --   $ --   $--   $--   $ --   $ --
Receivables......................    11,424       2,577           78
Investments......................
Deferred income taxes............       811
Other current assets.............     1,103          11
Total Current Assets.............    13,338       2,588           78
Property, plant & equipment,
 net.............................     9,463         102           22
Franchise costs, net.............       838          30
Goodwill, net....................       161                   19,786
Investment in Liberty Media Group
 and related receivables, net....                34,290
Other investments and related
 advances........................   164,844      32,650       27,712
Other assets.....................     5,500         186                   528    514    204    51    44    230    516
Net assets of discontinued
 operations......................
Total Assets.....................  $194,144     $69,846      $47,598     $528   $514   $204   $51   $44   $230   $516
LIABILITIES
Debt maturing within one year....  $ 52,556     $   664      $ 2,337     $ --   $ --   $ --   $--   $--   $ --   $ --
Liability under put options......
Other current liabilities........     9,535       1,129           76
Total Current Liabilities........    62,091       1,793        2,413
Long-term debt...................    21,333      30,096        1,702      528    514    204    30    28    214    504
Deferred income taxes............       569                      230
Other long-term liabilities and
 deferred credits................     7,341         773          129
Total Liabilities................    91,334      32,662        4,474      528    514    204    30    28    214    504
Minority Interest................
Company-Obligated Convertible
 Quarterly Income Preferred
 Securities of Subsidiary Trust
 Holding Solely Subordinated Debt
 Securities of AT&T..............     4,710
SHAREOWNERS' EQUITY
AT&T Common Stock................     4,176
AT&T Wireless Group common
 stock...........................       362
Liberty Media Group Class A
 Common Stock....................     2,364
Liberty Media Group Class B
 Common Stock....................       206
Other shareowners' equity........    90,992      37,184       43,124                           21    16     16     12
Total Shareowners' Equity........    98,100      37,184       43,124                           21    16     16     12
Total Liabilities and
 Shareowners' Equity.............  $194,144     $69,846      $47,598     $528   $514   $204   $51   $44   $230   $516

                                                    ELIMINATION
                                                        AND
                                   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                   SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                   -------------   -------------   ------------
                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents........    $     64        $      --       $     64
Receivables......................      48,896          (51,922)        11,053
Investments......................       2,102                           2,102
Deferred income taxes............         (91)                            720
Other current assets.............        (328)              (5)           781
Total Current Assets.............      50,643          (51,927)        14,720
Property, plant & equipment,
 net.............................      31,685               (3)        41,269
Franchise costs, net.............      47,350                          48,218
Goodwill, net....................       6,835                          26,782
Investment in Liberty Media Group
 and related receivables, net....                                      34,290
Other investments and related
 advances........................      19,673         (214,004)        30,875
Other assets.....................      15,714          (12,505)        10,982
Net assets of discontinued
 operations......................      24,876            2,348         27,224
Total Assets.....................    $196,776        $(276,091)      $234,360
LIABILITIES
Debt maturing within one year....    $  5,432        $ (29,151)      $ 31,838
Liability under put options......       2,564                           2,564
Other current liabilities........      11,219           (8,386)        13,573
Total Current Liabilities........      19,215          (37,537)        47,975
Long-term debt...................       2,558          (24,622)        33,089
Deferred income taxes............      31,255                          32,054
Other long-term liabilities and
 deferred credits................         331              (81)         8,493
Total Liabilities................      53,359          (62,240)       121,611
Minority Interest................       4,841                           4,841
Company-Obligated Convertible
 Quarterly Income Preferred
 Securities of Subsidiary Trust
 Holding Solely Subordinated Debt
 Securities of AT&T..............                                       4,710
SHAREOWNERS' EQUITY
AT&T Common Stock................        (416)                          3,760
AT&T Wireless Group common
 stock...........................                                         362
Liberty Media Group Class A
 Common Stock....................                                       2,364
Liberty Media Group Class B
 Common Stock....................                                         206
Other shareowners' equity........     138,992         (213,851)        96,506
Total Shareowners' Equity........     138,576         (213,851)       103,198
Total Liabilities and
 Shareowners' Equity.............    $196,776        $(276,091)      $234,360

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                         TCI              MEDIAONE
                                          GUARANTOR   GUARANTOR    GUARANTOR          FINANCING           FINANCING
                                            AT&T      SUBSIDIARY   SUBSIDIARY   ---------------------   -------------
                                           PARENT        TCI        MEDIAONE      I      II      IV       A       B
                                          ---------   ----------   ----------   -----   -----   -----   -----   -----
                                                                     (DOLLARS IN MILLIONS)
Revenue.................................   $22,234     $    --       $  --      $  --   $  --   $  --   $  --   $  --
Operating Expenses
Costs of services and products..........     2,961
Access and other connection.............     7,047
Selling, general and administrative.....     2,071          19          29
Depreciation and other amortization.....     1,806          52           7
Amortization of goodwill, franchise
 costs and other purchased
 intangibles............................        50           6         226
Net restructuring and other charges.....       443          60
Total operating expenses................    14,378         137         262
Operating income (loss).................     7,856        (137)       (262)
Other (expense) income..................       971          30          64         43      46      18       2       2
Interest expense (benefit)..............     4,786       1,793         170         43      46      18       1       1
(Loss) income from continuing operations
 before income taxes, minority interest
 and (losses) earnings from equity
 investments............................     4,041      (1,900)       (368)                                 1       1
(Benefit) provision for income taxes....     1,505        (727)        (54)
Minority interest income (expense)......      (161)
Equity earnings from Liberty Media
 Group..................................                 1,488
Net (losses) earnings related to other
 equity investments.....................     6,258      (3,765)       (202)
(Loss) income from continuing
 operations.............................     8,633      (3,450)       (516)                                 1       1
Income from discontinued operations (net
 of income taxes).......................
Net income (loss).......................     8,633      (3,450)       (516)                                 1       1
Dividend requirements on preferred stock
 held by AT&T, net......................
Net income (loss) after preferred stock
 dividends..............................   $ 8,633     $(3,450)      $(516)     $  --   $  --   $  --   $   1   $   1

                                            MEDIAONE                      ELIMINATION
                                             FINANCE          NON-            AND
                                          -------------    GUARANTOR     CONSOLIDATION   CONSOLIDATED
                                           II      III    SUBSIDIARIES    ADJUSTMENTS     AT&T CORP.
                                          -----   -----   ------------   -------------   ------------
                                                             (DOLLARS IN MILLIONS)
Revenue.................................  $  --   $  --     $35,386         $(2,087)       $55,533
Operating Expenses
Costs of services and products..........                     11,536          (1,702)        12,795
Access and other connection.............                      6,425            (332)        13,140
Selling, general and administrative.....                      7,649             (16)         9,752
Depreciation and other amortization.....                      4,059                          5,924
Amortization of goodwill, franchise
 costs and other purchased
 intangibles............................                      2,383                          2,665
Net restructuring and other charges.....                      6,526                          7,029
Total operating expenses................                     38,578          (2,050)        51,305
Operating income (loss).................                     (3,192)            (37)         4,228
Other (expense) income..................     11      25       4,242          (4,304)         1,150
Interest expense (benefit)..............     11      24         311          (4,240)         2,964
(Loss) income from continuing operations
 before income taxes, minority interest
 and (losses) earnings from equity
 investments............................              1         739            (101)         2,414
(Benefit) provision for income taxes....              1       2,559                          3,284
Minority interest income (expense)......                      4,264                          4,103
Equity earnings from Liberty Media
 Group..................................                                                     1,488
Net (losses) earnings related to other
 equity investments.....................                       (586)         (2,293)          (588)
(Loss) income from continuing
 operations.............................                      1,858          (2,394)         4,133
Income from discontinued operations (net
 of income taxes).......................                        546             (10)           536
Net income (loss).......................                      2,404          (2,404)         4,669
Dividend requirements on preferred stock
 held by AT&T, net......................                        111            (111)
Net income (loss) after preferred stock
 dividends..............................  $  --   $  --     $ 2,293         $(2,293)       $ 4,669

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                       TCI            MEDIAONE      MEDIAONE
                                        GUARANTOR   GUARANTOR    GUARANTOR          FINANCING         FINANCING      FINANCE
                                          AT&T      SUBSIDIARY   SUBSIDIARY   ---------------------   ---------   -------------
                                         PARENT        TCI        MEDIAONE      I      II      IV      A     B     II      III
                                        ---------   ----------   ----------   -----   -----   -----   ---   ---   -----   -----
                                                                         (DOLLARS IN MILLIONS)
Net Cash Provided by (used in)
 Operating Activities of Continuing
 Operations...........................  $  2,735     $  (374)     $  (138)    $  --   $  --   $  --   $ 1   $ 1   $  --   $  --
INVESTING ACTIVITIES
Capital expenditures and other
 additions............................       (51)        (79)         (21)
Investment distributions and sales....       363                    1,384
Investment contributions and
 purchases............................    (1,700)     (7,360)
Net (acquisitions) dispositions of
 businesses, net of cash
 acquired/disposed....................   (23,943)
Other.................................    (2,057)        (48)
Net Cash (used in) Provided by
 Investing Activities of Continuing
 Operations...........................   (27,388)     (7,487)       1,363
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances, net of issuance costs.....       739
Proceeds from debt from AT&T..........     5,867      13,743          275
Retirement of long-term debt..........      (498)     (1,058)
Retirement of AT&T debt...............                (4,990)      (1,500)
Issuance of AT&T Wireless Group common
 shares...............................    10,314
Dividends paid on common stock........    (3,047)
 (Decrease) increase in short-term
   borrowings, net....................    12,108
Other.................................      (830)        166                                           (1)   (1)
Net Cash Provided by (used in)
 Financing Activities of Continuing
 Operations...........................    24,653       7,861       (1,225)                             (1)   (1)
Net cash (used in) provided by
 discontinued operations..............
Net increase (decrease) in cash and
 cash equivalents.....................
Cash and cash equivalents at beginning
 of year..............................
Cash and cash equivalents at end of
 period...............................  $     --     $    --      $    --     $  --   $  --   $  --   $--   $--   $  --   $  --

                                                         ELIMINATION
                                                             AND
                                        NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                        SUBSIDIARIES     ADJUSTMENTS     AT&T CORP.
                                        -------------   -------------   ------------
                                                   (DOLLARS IN MILLIONS)
Net Cash Provided by (used in)
 Operating Activities of Continuing
 Operations...........................    $  9,079        $    361        $ 11,665
INVESTING ACTIVITIES
Capital expenditures and other
 additions............................     (10,760)                        (10,911)
Investment distributions and sales....         629          (1,384)            992
Investment contributions and
 purchases............................        (694)          7,360          (2,394)
Net (acquisitions) dispositions of
 businesses, net of cash
 acquired/disposed....................       7,286                         (16,657)
Other.................................      (6,186)          7,216          (1,075)
Net Cash (used in) Provided by
 Investing Activities of Continuing
 Operations...........................      (9,725)         13,192         (30,045)
FINANCING ACTIVITIES
Proceeds from long-term debt
 issuances, net of issuance costs.....       3,862                           4,601
Proceeds from debt from AT&T..........       4,595         (24,480)
Retirement of long-term debt..........        (562)                         (2,118)
Retirement of AT&T debt...............                       6,490
Issuance of AT&T Wireless Group common
 shares...............................                                      10,314
Dividends paid on common stock........                                      (3,047)
 (Decrease) increase in short-term
   borrowings, net....................         706           4,159          16,973
Other.................................      (1,242)            917            (991)
Net Cash Provided by (used in)
 Financing Activities of Continuing
 Operations...........................       7,359         (12,914)         25,732
Net cash (used in) provided by
 discontinued operations..............      (7,667)           (639)         (8,306)
Net increase (decrease) in cash and
 cash equivalents.....................        (954)                           (954)
Cash and cash equivalents at beginning
 of year..............................       1,018                           1,018
Cash and cash equivalents at end of
 period...............................    $     64        $     --        $     64

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     GUARANTOR                              TCI FINANCING
                                       AT&T        GUARANTOR      ---------------------------------   NON-GUARANTOR
                                      PARENT     SUBSIDIARY TCI       I          II          IV       SUBSIDIARIES
                                     ---------   --------------   ---------   ---------   ---------   -------------
                                                                 (DOLLARS IN MILLIONS)
Revenue............................   $24,755       $    --          $--         $--         $--         $31,879
Operating Expenses
Costs of services and products.....     1,536                                                             10,707
Access and other connection........     8,403                                                              6,232
Selling, general and
  administrative...................     4,363           575                                                5,960
Depreciation and other
  amortization.....................     2,072            49                                                3,016
Amortization of goodwill, franchise
  costs and other purchased
  intangibles......................        34             4                                                1,019
Net restructuring and other
  charges..........................        18           326                                                  631
Total operating expenses...........    16,426           954                                               27,565
Operating income (loss)............     8,329          (954)                                               4,314
Other (expense) income.............       539             6           36          40          16           2,734
Interest expense (benefit).........     3,186           342           36          40          16             634
(Loss) income from continuing
  operations before income taxes,
  minority interest, and (losses)
  earnings related to other equity
  investments......................     5,682        (1,290)                                               6,414
(Benefit) provision for income
  taxes............................     2,118          (363)                                               2,261
Minority interest income
  (expense)........................       (87)                                                               (39)
Equity losses from Liberty Media
  Group............................                   2,022
Net (losses) earnings related to
  other equity investments.........     4,171        (1,271)                                                (779)
(Loss) income from continuing
  operations.......................     7,648        (4,220)                                               3,335
Income (losses) from discontinued
  operations (net of income
  taxes)...........................                                                                         (458)
Net income (loss)..................   $ 7,648       $(4,220)         $--         $--         $--         $ 2,877

                                     ELIMINATION AND
                                      CONSOLIDATION    CONSOLIDATED
                                       ADJUSTMENTS      AT&T CORP.
                                     ---------------   ------------
                                         (DOLLARS IN MILLIONS)
Revenue............................      $(1,661)        $54,973
Operating Expenses
Costs of services and products.....       (1,230)         11,013
Access and other connection........         (196)         14,439
Selling, general and
  administrative...................           (4)         10,894
Depreciation and other
  amortization.....................                        5,137
Amortization of goodwill, franchise
  costs and other purchased
  intangibles......................                        1,057
Net restructuring and other
  charges..........................                          975
Total operating expenses...........       (1,430)         43,515
Operating income (loss)............         (231)         11,458
Other (expense) income.............       (2,545)            826
Interest expense (benefit).........       (2,751)          1,503
(Loss) income from continuing
  operations before income taxes,
  minority interest, and (losses)
  earnings related to other equity
  investments......................          (25)         10,781
(Benefit) provision for income
  taxes............................                        4,016
Minority interest income
  (expense)........................                         (126)
Equity losses from Liberty Media
  Group............................                        2,022
Net (losses) earnings related to
  other equity investments.........       (2,877)           (756)
(Loss) income from continuing
  operations.......................       (2,902)          3,861
Income (losses) from discontinued
  operations (net of income
  taxes)...........................           25            (433)
Net income (loss)..................      $(2,877)        $ 3,428

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                   AT&T CORP.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDING DECEMBER 31, 1999

                                       GUARANTOR   GUARANTOR              TCI FINANCING
                                         AT&T      SUBSIDIARY   ---------------------------------   NON-GUARANTOR
                                        PARENT        TCI           I          II          IV       SUBSIDIARIES
                                       ---------   ----------   ---------   ---------   ---------   -------------
                                                                 (DOLLARS IN MILLIONS)
Net Cash Provided by (used in)
  Operating Activities of Continuing
  Operations.........................  $  2,672     $  (578)       $--         $--         $--        $  8,613
INVESTING ACTIVITIES
Capital expenditures and other
  additions..........................    (1,733)        (60)                                            (9,797)
Investment distributions and sales...        61                                                          1,513
Investment contributions and
  purchases..........................    (5,473)     (1,857)                                            (2,364)
Net (acquisitions) dispositions of
  businesses net of cash
  acquired/disposed..................    (6,405)                                                           436
Other................................      (203)        103                                            (15,056)
Net Cash (used in) Provided by
  Investing Activities of Continuing
  Operations.........................   (13,753)     (1,814)                                           (25,268)
FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances..........................     8,396
Proceeds from debt from AT&T.........                 5,866                                              5,365
Retirement of long-term debt.........    (1,014)     (1,365)                                               124
Retirement of AT&T debt..............                (2,109)
Issuance of AT&T convertible
  preferred securities and
  warrants...........................     4,694                                                            (56)
Net acquisitions of treasury
  shares.............................    (4,624)
Dividends paid on common stock.......    (2,685)                                                           (27)
(Decrease) increase in short-term
  borrowings, net....................    19,154                                                         (1,207)
Other................................   (13,215)                                                        13,365
Net Cash (used in) Provided by
  Financing Activities of Continuing
  Operations.........................    10,706       2,392                                             17,564
Net cash provided by (used in)
  discontinued operations............                                                                   (2,649)
Net increase (decrease) in cash and
  cash equivalents...................      (375)                                                        (1,740)
Cash and cash equivalents at
  beginning of year..................       375                                                          2,758
Cash and cash equivalents at end of
  period.............................  $     --     $    --        $--         $--         $--        $  1,018

                                       ELIMINATION AND
                                        CONSOLIDATION    CONSOLIDATED
                                         ADJUSTMENTS      AT&T CORP.
                                       ---------------   ------------
                                           (DOLLARS IN MILLIONS)
Net Cash Provided by (used in)
  Operating Activities of Continuing
  Operations.........................     $   (198)        $ 10,509
INVESTING ACTIVITIES
Capital expenditures and other
  additions..........................                       (11,590)
Investment distributions and sales...                         1,574
Investment contributions and
  purchases..........................        1,857           (7,837)
Net (acquisitions) dispositions of
  businesses net of cash
  acquired/disposed..................                        (5,969)
Other................................       15,094              (62)
Net Cash (used in) Provided by
  Investing Activities of Continuing
  Operations.........................       16,951          (23,884)
FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances..........................                         8,396
Proceeds from debt from AT&T.........      (11,231)
Retirement of long-term debt.........                        (2,255)
Retirement of AT&T debt..............        2,109
Issuance of AT&T convertible
  preferred securities and
  warrants...........................                         4,638
Net acquisitions of treasury
  shares.............................                        (4,624)
Dividends paid on common stock.......                        (2,712)
(Decrease) increase in short-term
  borrowings, net....................       (7,774)          10,173
Other................................           88              238
Net Cash (used in) Provided by
  Financing Activities of Continuing
  Operations.........................      (16,808)          13,854
Net cash provided by (used in)
  discontinued operations............           55           (2,594)
Net increase (decrease) in cash and
  cash equivalents...................                        (2,115)
Cash and cash equivalents at
  beginning of year..................                         3,133
Cash and cash equivalents at end of
  period.............................     $     --         $  1,018

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

22.  QUARTERLY INFORMATION (UNAUDITED)

                                                             FIRST    SECOND    THIRD(1)   FOURTH
                                                            -------   -------   --------   -------
2001
Revenue...................................................  $13,551   $13,326   $13,087    $12,586
Operating income(2).......................................      814     1,364     1,365        211
(Loss) income from continuing operations before cumulative
  effect of accounting change(3)..........................   (1,180)   (2,176)   (2,095)    (1,391)
(Loss) income from discontinued operations -- net of
  income taxes............................................      (68)      218        --         --
Net (loss) income before cumulative effect of accounting
  change..................................................   (1,248)   (1,958)   11,408     (1,391)
Net (loss) income(4)......................................  $  (344)  $(1,958)  $11,408    $(1,391)
AT&T Common Stock Group:
Earnings (loss) per share -- basic:
  Continuing operations before cumulative effect of
     accounting change....................................  $  (.17)  $  (.10)  $  (.69)   $  (.39)
  Discontinued operations.................................     (.02)      .05        --         --
  Total...................................................  $  (.10)  $  (.05)  $  3.13    $  (.39)
Earnings (loss) per share -- diluted:
  Continuing operations before cumulative effect of
     accounting change....................................  $  (.17)  $  (.10)  $  (.69)   $  (.39)
  Discontinued operations.................................     (.02)      .05        --         --
  Total...................................................  $  (.10)  $  (.05)  $  3.13    $  (.39)
Dividends declared........................................  $ .0375   $ .0375   $ .0375    $ .0375
AT&T Wireless Group:(5)
  (Loss) earnings from discontinued operations per share:
     Basic and diluted....................................  $  (.02)  $   .08        --         --
Liberty Media Group:(3,6)
  (Loss) earnings per share:
     Basic and diluted....................................  $  (.06)  $  (.82)  $   .04         --
Stock price(7)
AT&T common stock
  High....................................................  $ 19.53   $ 18.07   $ 21.46    $ 20.00
  Low.....................................................    13.40     15.39     16.50      14.75
  Quarter-end close.......................................    16.54     17.09     19.30      18.14
AT&T Wireless Group common stock(5)
  High....................................................    27.30     21.10     19.92         --
  Low.....................................................    17.06     15.29     12.52         --
  Quarter-end close.......................................    19.18     16.35        --         --
Liberty Media Group Class A common stock(6)
  High....................................................    17.25     18.04     17.85         --
  Low.....................................................    11.88     11.50     14.50         --
  Quarter-end close.......................................    14.00     17.49        --         --
Liberty Media Group Class B common stock(6)
  High....................................................    18.69     18.75     18.35         --
  Low.....................................................    14.20     12.50     12.00         --
  Quarter-end close.......................................    15.00     18.15        --         --

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                             FIRST    SECOND    THIRD(1)   FOURTH
                                                            -------   -------   --------   -------
2000
Revenue...................................................  $13,703   $13,744   $14,176    $13,910
Operating income (loss)(2)................................    2,347     3,140     2,907     (4,166)
Income (loss) from continuing operations before the
  cumulative effect of accounting change..................    2,650     1,857     3,074     (3,448)
Income (loss) from discontinued operations -- net of
  income taxes............................................       33       177        (2)       328
Net income (loss).........................................  $ 2,683   $ 2,034   $ 3,072    $(3,120)
AT&T Common Stock Group:
Earnings (loss) per share -- basic:
  Continuing operations before the cumulative effect of
     accounting change....................................  $   .54   $   .49   $   .35    $  (.52)
  Discontinued operations.................................      .01       .05        --        .07
  Total...................................................  $   .55   $   .54   $   .35    $  (.45)
Earnings (loss) per share -- diluted:
  Continuing operations before the cumulative effect of
     accounting change....................................  $   .53   $   .48   $   .35    $  (.52)
  Discontinued operations.................................      .01       .05        --        .07
  Total...................................................  $   .54   $   .53   $   .35    $  (.45)
Dividends declared........................................  $   .22   $   .22   $   .22    $ .0375
AT&T Wireless Group:(5)
  Earnings (loss) from discontinued operations per share:
     Basic and diluted....................................  $    --   $   .06   $  (.01)   $   .16
Liberty Media Group:(6)
  Earnings (loss) per share:
     Basic and diluted....................................  $   .37   $   .10   $   .68    $  (.57)
Stock price(7)
AT&T common stock
  High....................................................  $ 47.37   $ 45.67   $ 27.33    $ 23.30
  Low.....................................................    34.41     24.27     21.16      12.81
  Quarter-end close.......................................    43.73     24.71     22.52      13.40
AT&T Wireless Group common stock
  High....................................................       --     36.00     29.56      24.94
  Low.....................................................       --     23.56     20.50      16.38
  Quarter-end close.......................................       --     27.88     20.88      17.31
Liberty Media Group Class A common stock
  High....................................................    30.72     29.94     26.56      19.25
  Low.....................................................    24.44     19.19     17.44      10.75
  Quarter-end close.......................................    29.63     24.25     18.00      13.56
Liberty Media Group Class B common stock
  High....................................................    36.56     32.69     32.63      20.63
  Low.....................................................    27.00     22.13     18.75      12.75
  Quarter-end close.......................................    32.81     32.50     18.75      18.75

---------------

(1) Third quarter 2001 net income included a gain on disposition of discontinued operations of $13,503, or $3.82 per share.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

(2) Operating income (loss) included net restructuring and other charges of $808 in first quarter 2001, $287 in second quarter 2001, $399 in third quarter 2001, $1,036 in fourth quarter 2001, $773 in first quarter 2000, $24 in third quarter 2000 and $6,232 in fourth quarter 2000.

(3) First quarter 2001 results have been restated to properly classify losses related to the implementation of SFAS No. 133. A loss of $1.6 billion pretax ($1.1 billion after-tax) was reclassified from other (expense) income to cumulative effect of accounting change. There was no impact to the total net loss or the loss per share recorded in the first quarter of 2001.

(4) First quarter 2001 net income included cumulative effect of accounting change of $359 and $545, or $0.09 per share and $0.21 per share, for AT&T Common Stock Group and LMG, respectively, due to the adoption of SFAS No. 133.

(5) No dividends had been declared on AT&T Wireless Group common stock. AT&T Wireless Group was split-off from AT&T on July 9, 2001.

(6) No dividend had been declared on LMG common stock. LMG was split-off from AT&T on August 10, 2001.

(7) Stock prices obtained from the New York Stock Exchange Composite Tape. AT&T Common Stock prices have been restated to reflect the split-off of AT&T Wireless.

23.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which supercedes Accounting Principles Board (APB) opinion No.
16. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 will not have a material effect on AT&T's results of operations, financial position or cash flows.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB opinion No. 17. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for AT&T as of January 1, 2002. In connection with the adoption of this standard, AT&T's unamortized goodwill balance and excess basis related to equity method investments will no longer be amortized, but will continue to be tested for impairment. The goodwill balance as of December 31, 2001, was $24.7 billion, and the related amortization in 2001 was $0.9 billion. The excess basis balance as of December 31, 2001, was $8.8 billion with related amortization in 2001 of $0.2 billion. In addition, we have determined that our franchise costs are indefinite-lived assets, as defined in SFAS No. 142, and therefore will not be subject to amortization beginning in 2002. The balance of our franchise costs as of December 31, 2001, was $42.8 billion and the related amortization in 2001 was $1.2 billion. The adoption of SFAS No. 142 will have a significant impact on our future operating results due to the cessation of goodwill and franchise cost amortization. For 2001, the amortization of goodwill, excess basis and franchise costs had an approximate impact of $0.45 per share. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their fair value, and therefore no impairment loss will be recognized upon adoption. In accordance with SFAS No. 142, the franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at market level). An impairment loss of $0.9 billion, net of taxes of $0.5 billion will be recognized as a change in accounting principle in the first quarter of 2002.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for AT&T as of January 1, 2002. The adoption of SFAS No. 144 will not have a material impact on AT&T's results of operations, financial position or cash flows.

24.  SUBSEQUENT EVENTS

     In March 2002, AT&T Canada announced the formation of a committee of its board of directors to help AT&T Canada with issues they are facing in the foreseeable future. Such issues include a significant regulatory decision expected in the next month which could have a significant impact on the future of sustainable competition in Canada; the effect of AT&T satisfying its obligation to purchase the share of AT&T Canada it does not own; and the impact of these events on operating and financial results of AT&T Canada. In addition, the committee appointed financial advisors to evaluate various scenarios regarding issues, opportunities and alternatives for AT&T Canada. It is expected that the outcome of these evaluations will have a negative effect on the underlying value of AT&T Canada shares, which will result in AT&T recording up to $250 million of additional losses on its commitment to purchase the publicly owned shares of A&T Canada, excluding any impact of the floor price accretion (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in independent accountants and no disagreements with independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years.

                                    PART III

                              ITEMS 10 THROUGH 13.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NOMINEES FOR ELECTION AS DIRECTORS

C. MICHAEL ARMSTRONG
AGE:  63
DIRECTOR SINCE:  1997
BUSINESS EXPERIENCE: Mr. Armstrong has been the Chairman and Chief Executive Officer of AT&T since 1997. He was formerly the Chairman and Chief Executive Officer of Hughes Electronics.
OTHER DIRECTORSHIPS: Citigroup Inc. Chairman of U.S.-Japan Business Council and former Chairman of FCC Network Reliability and Interoperability Council. Member of the President's Export Council, the Council on Foreign Relations, the National Security Telecommunications Advisory Committee, the Defense Policy Advisory Committee on Trade, the Business Roundtable, and the Business Council. Director of National Cable Television Association (NCTA) and a member of its Executive Committee. Member of the supervisory board of the Thyssen-Bornemisza Group, Trustee of John Hopkins University, Chairman of the Board of Visitors of John Hopkins University School of Medicine, and member of the Advisory Board of the Yale School of Management.

J. MICHAEL COOK
AGE:  59
DIRECTOR SINCE:  2001
BUSINESS EXPERIENCE: Mr. Cook is the retired Chairman and Chief Executive Officer of Deloitte & Touche LLP, a professional services firm. He served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 1989 to 1999. He was also Chairman of the Deloitte & Touche Foundation and a member of the Board of Deloitte Touche Tohmatsu.
OTHER DIRECTORSHIPS: International Flavors & Fragrances Inc., Rockwell Automation International, The Dow Chemical Company, and HCA. Trustee of the Fidelity Group of Mutual Funds. Member of the Advisory Board of the Securities Regulation Institute, Chairman Emeritus of the Board of Catalyst, a Director of the STAR Foundation (Society to Advance the Retarded and Handicapped), and Chairman of the Accountability Advisory Panel to the Comptroller General of the United States. Member of the Board of Overseers of the Columbia Business School and Member of the Advisory Board of the Graduate School of the University of Florida.

KENNETH T. DERR
AGE:  65
DIRECTOR SINCE:  1995
BUSINESS EXPERIENCE: Mr. Derr is the Retired Chairman of the Board of Chevron Corporation, an international oil company, where he was also Chairman and Chief Executive Officer until 1999.
OTHER DIRECTORSHIPS:  Citigroup Inc., Calpine Corp., and Halliburton Company.

DAVID W. DORMAN
AGE:  48
DIRECTOR SINCE:  2002
BUSINESS EXPERIENCE: Mr. Dorman has been President of AT&T since 2000. He is the former Chief Executive Officer of Concert, a former global venture created by AT&T and British Telecom. Mr. Dorman has also been Chairman, President, and CEO of PointCast, Executive Vice President of SBC, and Chairman, President, and CEO of Pacific Bell. Prior to that he was President of Sprint Business.
OTHER DIRECTORSHIPS: Science Applications International Corporation (SAIC), Scientific-Atlanta Inc., and Sabre Holdings Corporation. Served as member of the President's Advisory Committee on High Performance Computing and Communications, Information Technology and the Next Generation Internet.

M. KATHRYN EICKHOFF
AGE:  62
DIRECTOR SINCE:  1987
BUSINESS EXPERIENCE: Ms. Eickhoff has been President of Eickhoff Economics, Inc., an economic consulting firm, since 1987. She is a past Associate Director for Economic Policy for the U.S. Office of Management and Budget and the former Executive Vice President and Treasurer of Townsend-Greenspan & Co., Inc.
OTHER DIRECTORSHIPS:  Pharmacia Corporation and Tenneco Automotive Inc.

GEORGE M. C. FISHER
AGE:  61
DIRECTOR SINCE:  1997
BUSINESS EXPERIENCE: Mr. Fisher is the retired Chairman and CEO of Eastman Kodak Company, an imaging company. He served as Chairman of the Board, Eastman Kodak Company from January to December 2000. Before this, he held the Kodak positions of Chairman, President, and CEO (December 1993 to January 1997), and Chairman and CEO (January 1997 to January 2000). Mr. Fisher was also Chairman of the Board (1990-1993) and Chief Executive Officer (1988-1993) of Motorola, Inc. He is a former Chairman of the Boards of Directors of: the University of Illinois Foundation (1997-1999), the U.S.-China Business Council (1997-1999), and the U.S. Council on Competitiveness (1991-1993).
OTHER DIRECTORSHIPS: Delta Airlines, Inc., Eli Lilly and Company, and General Motors Corporation. Member of the Business Council and the President's Advisory Committee for Trade Policy and Negotiations. Elected to the American Academy of Arts and Sciences and the National Academy of Engineers, the latter of which he is Chairman.

AMOS B. HOSTETTER, JR.
AGE:  65
DIRECTOR SINCE:  1999
BUSINESS EXPERIENCE: Mr. Hostetter is the Chairman of Pilot House Associates, a family investment company. He is the co-founder and former Chairman and Chief Executive Officer of Continental Cablevision, Inc. Mr. Hostetter is a former Chairman of the Board (1973-74) and Director (1968-1998) of the National Cable Television Association and is a founding member and past Chairman of the Cable-Satellite Public Affairs Network (C-SPAN).
OTHER DIRECTORSHIPS: Member of C-SPAN's Board and Executive Committee. Chairman of the Board of Trustees of Amherst College, a Trustee of the Museum of Fine Arts, Boston and of WGBH FM/TV, the public broadcasting stations in Boston.

SHIRLEY A. JACKSON, PH.D.
AGE:  55
DIRECTOR SINCE:  2001
BUSINESS EXPERIENCE: Dr. Jackson is the President of Rensselaer Polytechnic Institute. Prior to becoming President of Rensselaer Polytechnic Institute in 1999, Dr. Jackson was Chairman of the U.S. Nuclear Regulatory Commission (1995-1999), held a position as a theoretical physicist at the former AT&T Bell Laboratories (1975-1991), and in academe as a professor of theoretical physics at Rutgers University (1991-1995).
OTHER DIRECTORSHIPS: FedEx Corporation, Public Service Enterprise Group, Sealed Air Corporation, Marathon Oil Corporation, U.S. Steel Corp., Albany Molecular Research, Inc., Medtronic, Inc., and KeyCorp. Trustee of the Brookings Institution. Serves on the Executive Committee of the Council on Competitiveness, Council of the Government -- University-Industry Research Roundtable, U.S. Comptroller General's Advisory Committee for the Government Accounting Office (GAO), and Advisory Council for the Department of Energy National Nuclear Security Administration (NNSA). Elected to the National Academy of Engineering (NAE) in 2001. Fellow of the American Academy of Arts and Sciences and the American Physical Society. Life Member of the M.I.T. Corporation (Board of Trustees).

DONALD F. MCHENRY
AGE:  65
DIRECTOR SINCE:  1986
BUSINESS EXPERIENCE: Mr. McHenry has been a Distinguished Professor in the Practice of Diplomacy, Georgetown University, since 1981. He has also been President of IRC Group LLC, international relations consultants, since 1981. OTHER DIRECTORSHIPS: Fleet Boston Corp. and its subsidiary, Fleet Bank, Coca-Cola Co., International Paper Co., and GlaxoSmithKline plc (U.K.).

CHARLES H. NOSKI
AGE:  49
DIRECTOR SINCE:  2002
BUSINESS EXPERIENCE: Mr. Noski has been Vice Chairman of the Board of AT&T Corp. since February 2002 and Chief Financial Officer of AT&T Corp. since 1999. Prior to joining AT&T, he was President and Chief Operating Officer of Hughes Electronics Corporation, a publicly-traded subsidiary of General Motors Corporation in the satellite and wireless communications business. Mr. Noski was a partner at Deloitte & Touche prior to joining Hughes.
OTHER DIRECTORSHIPS: Air Products & Chemicals, Inc., Private Sector Council, and California State University Northridge Foundation. Member of American Institute of Certified Public Accountants.

LOUIS A. SIMPSON
AGE:  65
DIRECTOR SINCE:  2000
BUSINESS EXPERIENCE: Mr. Simpson has been President and Chief Executive Officer Capital Operations, GEICO Corporation, a national property and casualty insurance company, since 1993, and was its former Vice Chairman of the Board (1985-1993) and Senior Vice President and Chief Investment Officer (1979-1993). Prior to joining GEICO, he was President and Chief Executive Officer of Western Asset Management, a subsidiary of Western Bancorporation, a partner at Stein Roe and Farnham, and an instructor of Economics at Princeton University.
OTHER DIRECTORSHIPS: Western Asset Funds, Inc., Pacific American Income Shares, Inc., Science Applications International Corporation (SAIC), and HNC Software. Member of the endowments committee of Ohio Wesleyan University, trustee for the Cate School, the University of California San Diego Foundation, the Urban Institute, and the Woodrow Wilson National Fellowship Foundation. He is also Chair of the Scripps Institution of Oceanography Council.

MICHAEL I. SOVERN
AGE:  70
DIRECTOR SINCE:  1984
BUSINESS EXPERIENCE: Mr. Sovern is Chairman of Sotheby's Holdings, Inc. He is President Emeritus and Chancellor Kent Professor of Law at Columbia University, where he was President from 1980 to 1993. Mr. Sovern is President and Director of Shubert Foundation and Director of Shubert Organization.
OTHER DIRECTORSHIPS: Sequa Corp. and Sotheby's Holdings, Inc. Chairman of the Japan Society and Chairman of the American Academy in Rome.

SANFORD I. WEILL
AGE:  69
DIRECTOR SINCE:  1998
BUSINESS EXPERIENCE: Mr. Weill has been Chairman and Chief Executive Officer of Citigroup Inc., a financial services company, since October 1998. He is Chairman of the Board of Trustees of Carnegie Hall and Chairman of the Board of Overseers for Cornell University's Joan and Sanford I. Weill Medical College and Graduate School of Medical Sciences. Mr. Weill is a founder and Chairman of the National Academy Foundation. He formerly served as Chairman and Chief Executive Officer of Travelers Group and its predecessor, Commercial Credit Company, President of American Express Company, and Chairman and Chief Executive Officer of the Fireman's Fund Insurance Company subsidiary.
OTHER DIRECTORSHIPS: New York Presbyterian Hospital, Memorial Sloan-Kettering Cancer Center, United Technologies Corporation, and Federal Reserve Bank of New York. Member of the Business Council.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 17, 2002)

                                                                             BECAME AT&T
NAME                     AGE                                             EXECUTIVE OFFICER ON
----                     ---                                             --------------------
C. Michael Armstrong*... 63    Chairman of the Board and Chief
                               Executive Officer.......................         10-97
Betsy J. Bernard........ 47    Executive Vice President and President
                               and CEO -- AT&T Consumer................         04-01
James Cicconi........... 49    Executive Vice President -- Law &
                               Government Affairs and General
                               Counsel.................................         12-98
David W. Dorman**....... 48    President...............................         12-00
Mirian Graddick-Weir.... 47    Executive Vice President, Human
                               Resources...............................         03-99
Frank Ianna............. 52    Executive Vice President and President,
                               AT&T Network Services...................         03-97
Richard J. Martin....... 55    Executive Vice President, Public
                               Relations and Employee Communication....         11-97
Charles H. Noski**...... 49    Vice Chairman and Chief Financial
                               Officer.................................         12-99
John C. Petrillo........ 52    Executive Vice President, Corporate
                               Strategy and Business Development.......         01-96
William T. Schleyer..... 51    President and CEO -- AT&T Broadband.....         10-01

---------------

 * Chairman of the Board of Directors and Chairman of the Executive and Proxy Committees.

** Member of the Board of Directors.

     All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Armstrong, Cicconi, Dorman, Noski, and Schleyer and Ms. Bernard. Mr. Armstrong was Chairman and Chief Executive Officer of Hughes Electronics from 1993 until joining AT&T in October 1997. Prior to joining AT&T in April 2001, Ms. Bernard was Executive Vice President-National Mass Markets for Qwest Communications International from 2000 to 2001, Executive Vice President-Retail Markets for US West from 1998 to 2000, and President, CEO and Director of Avirnex Communications from 1997 to 1998. Prior to joining AT&T in September 1998 as Senior Vice President-Law and Government Affairs, Mr. Cicconi was a partner at the law firm of Akin, Gump, Strauss, Houer and Feld, L.L.P. from 1991 to 1998. Prior to joining AT&T in December 2000, Mr. Dorman was Chief Executive Officer of Concert, a global venture created by AT&T and BT, from 1999 to 2000; Chairman, President and CEO of PointCast, an Internet-based news and information service company, from 1998 to 1999; Executive Vice President of SBC Communications from 1996 to 1998; and Chief Executive Officer of Pacific Bell from 1994 to 1996. Prior to joining AT&T in December 1999, Mr. Noski was with Hughes Electronics serving as President and Chief Operating Officer and Director from 1997 to 1999, Vice Chairman and Chief Financial Officer from 1996 to 1997, and Sr. Vice President and Chief Financial Officer from 1992 to 1996. Prior to joining AT&T in November 2001, Mr. Schleyer was a principal in Pilot House Ventures from 2000 to 2001, and from 1996 to 1997 he served as President and Chief Operating Officer of MediaOne, the broadband services arm of US West Media. He also was President and Chief Operating Officer of Continental Cablevision, Inc. before the company's merger with US West in 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires AT&T's directors and executive officers, and persons who own more than 10% of a registered class of AT&T's equity securities, to file with the SEC and the NYSE, initial reports of ownership and reports of changes in beneficial ownership of such equity securities of AT&T.

     To AT&T's knowledge, based upon the reports filed and written representations that no other reports were required, during the fiscal year ended December 31, 2001, none of its directors and executive officers failed to file on a timely basis reports required by Section 16(a) with the following exception: Richard J. Martin, one report regarding one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION(2)                      LONG-TERM COMPENSATION(2)
                                      ---------------------------------------   ---------------------------------------------
                                                                                                  AWARDS(4)
                                                                                ---------------------------------------------
                                                               OTHER ANNUAL                               OPTIONS/SARS(#)
NAMED OFFICERS AND                                            COMPENSATION(3)   RESTRICTED STOCK      -----------------------
PRINCIPAL POSITION(1)          YEAR   SALARY($)   BONUS($)          ($)          AWARD(S)(5)($)        AT&T(6)    WIRELESS(7)
---------------------          ----   ---------   ---------   ---------------   ----------------      ---------   -----------
C. Michael Armstrong.........  2001   1,800,000   2,214,000       479,379           4,009,198(a)      1,098,442            0
  Chairman and CEO, AT&T       2000   1,700,000     650,000       754,523                   0           419,087    1,237,400
  Corp.                        1999   1,400,000   2,258,000       683,284                   0           573,256            0
David W. Dorman(10)..........  2001     950,000     820,000       425,833           4,957,212(a)        677,636            0
  President, AT&T Corp.        2000     239,167     591,800        39,613          11,241,663(b)        356,603            0
                               1999     476,473     700,000        46,062                   0                 0            0
Charles H. Noski.............  2001     787,500     700,000       356,566           1,781,605(a)        456,570            0
  Vice Chairman & CFO,         2000     730,980     233,000       591,051                   0                 0      271,300
  AT&T Corp.                   1999           0           0             0          24,405,177(c)      1,402,750            0
Frank Ianna..................  2001     700,000     575,000       194,575           7,036,607(a)(d)     470,742            0
  Executive Vice President --  2000     618,750     250,000       215,475             564,425(d)        199,047      244,100
   and President -- AT&T       1999     497,250     612,900       185,414           3,897,863(d)        404,892            0
  Network Services
Betsy J. Bernard.............  2001     388,102     640,000       218,075           6,121,443(e)      1,359,501            0
  Executive Vice President
     and                       2000           0           0             0                   0                 0            0
  President and CEO --         1999           0           0             0                   0                 0            0
  AT&T Consumer Services


                                PAYOUTS
                               ----------
                                  LTIP         ALL OTHER
NAMED OFFICERS AND             PAYOUTS(8)   COMPENSATION(9)
PRINCIPAL POSITION(1)             ($)             ($)
---------------------          ----------   ---------------
C. Michael Armstrong.........   824,972          261,436
  Chairman and CEO, AT&T              0          171,368
  Corp.                               0          275,100
David W. Dorman(10)..........         0          572,175
  President, AT&T Corp.               0          708,200
                                      0          500,000
Charles H. Noski.............   446,319          896,278
  Vice Chairman & CFO,                0        6,131,593
  AT&T Corp.                          0                0
Frank Ianna..................   308,781        1,639,842
  Executive Vice President --         0           80,074
   and President -- AT&T        402,426           16,077
  Network Services
Betsy J. Bernard.............         0        3,310,543
  Executive Vice President
     and                              0                0
  President and CEO --                0                0
  AT&T Consumer Services

---------------
 (1) Includes Chairman of the Board and Chief Executive Officer and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2001, as measured by salary and bonus.

 (2) Compensation deferred at the election of Named Officers is included in the category (e.g., bonus, Long Term Incentive Program ("LTIP") payouts,) and year it would have otherwise been reported had it not been deferred.

 (3) Includes (a) payments of above-market interest on deferred compensation,
     (b) dividend equivalents paid with respect to long-term incentive compensation paid during the year, and (c) tax payment reimbursements. In addition, for Mr. Armstrong, includes in 2001, 2000, and 1999, $62,104, $55,364, and $54,146, respectively, for use of corporate aircraft and in 2001, $44,964 for financial consulting services. For Mr. Dorman, includes in 2001 $85,379 for use of corporate aircraft and $62,550 for financial consulting services. For Mr. Noski, includes in 2001 and 2000, $91,064 and $69,212, respectively, for use of corporate aircraft. For Ms. Bernard, includes in 2001 $32,993 for financial consulting services and $77,781 for relocation.

 (4) Share and per share amounts have been adjusted to reflect the Company's April 15, 1999, three-for-two stock split and the distribution of AT&T Wireless Services, Inc. ("AWS") common stock to holders of AT&T common stock in connection with the split-off of AWS from AT&T on July 9, 2001. Stock options awarded in 2000 include options exercisable for AT&T Wireless Group tracking stock that were cancelled on July 9, 2001, and replaced with stock options for AWS common stock. See note 7 below.

 (5) All outstanding restricted stock or restricted stock unit awards with respect to AT&T common stock were adjusted for the distribution of AWS common stock to holders of AT&T common stock in connection with the split-off of AWS from AT&T on July 9, 2001, to preserve the economic value of the awards immediately prior to the distribution and split-off. The amounts shown represent the dollar value on the date originally granted.

     (a) On March 15, 2001, Messrs. Armstrong, Dorman, Noski, and Ianna received a restricted stock unit award of 227,434; 281,213; 101,067; and 88,483 units, respectively. The value of these awards, as of the grant date, is reflected in the table. These units vest fully on March 15, 2004. Dividend equivalents on the units are paid in cash.

     (b) On December 1, 2000, Mr. Dorman was granted an award of 763,626 restricted shares. The value of this award, as of the grant date, is reflected in the table. These shares vest fully on April 1, 2002. Dividends on the shares are paid to Mr. Dorman in cash.

     (c) On December 10, 1999, the Committee granted Mr. Noski an award of 353,693 restricted shares and 127,309 restricted stock units to replace grants from Hughes Electronics Corporation ("Hughes") that were forfeited upon his termination from Hughes. The value of these awards, as of the closing price on the grant date, is reflected in the table. The vesting schedule for these grants mirrors that applicable to the original grants from Hughes. 178,040 of the restricted shares vested in 2000 and 164,007 vested on October 26, 2001. The remaining 11,646 restricted shares vest on October 17, 2002. 43,666 of the restricted stock units vested in 2000; 19,899 units on February 26, 2001; 10,279 units on April 7, 2001; and 13,489 units on May 1, 2001. Of the remaining 39,976 restricted stock units, 26,359 units vested on February 26, 2002, and 13,617 units will vest on April 7, 2002. Dividends on the restricted shares and dividend equivalents on the restricted units are paid to Mr. Noski in cash.

     (d) On January 29, 1999, Mr. Ianna received a special award of 86,231 restricted stock units that will vest in accordance with his employment agreement as described in Item 11, Employment Contracts and Termination of Employment Arrangements. On January 31, 2000, Mr. Ianna received a special award of 14,173 restricted stock units that will vest fully on January 31, 2003. On March 15, 2001, Mr. Ianna received a special award of 310,690 restricted shares that vest fully on December 31, 2002. The value of these awards, as of their original grant date, is reflected in the table. Dividend equivalents on the restricted stock units and dividends on the restricted shares are paid in cash to Mr. Ianna.

     (e) On April 9, 2001, Ms. Bernard received special awards of 158,025 restricted stock units and 231,805 restricted shares. The value of these awards, as of the original grant date, is reflected in the table. The restricted stock units vest fully on April 9, 2004, and the restricted shares vest 77,268 on April 9, 2002, 77,268 on April 9, 2003, and 77,269 on April 9, 2004. Dividend equivalents on the restricted units and dividends on the restricted shares are paid in cash to Ms. Bernard.

     The aggregate number (and value) with respect to each of the Named Executive Officers at December 31, 2001, for outstanding restricted stock and restricted stock unit awards was: Mr. Armstrong 673,613 ($12,219,340); Mr. Dorman 1,044,839 ($18,953,379); Mr. Noski 152,689 ($2,769,778); Mr.
     Ianna 499,577 ($9,062,327); and Ms. Bernard 389,830 ($7,071,516).

 (6) All stock option awards granted with respect to AT&T common stock were adjusted for the impact of the distribution of AWS common stock to holders of AT&T common stock in connection with the split-off of AWS from AT&T on July 9, 2001. The share amounts shown represent the number of shares of AT&T common stock applicable to the awards following the distribution and split-off adjustments. Each outstanding stock option grant, exercisable for AT&T common stock granted prior to January 1, 2001, was adjusted into (i) an adjusted grant for AT&T common shares and (ii) a new stock option grant for AWS common shares awarded under the AT&T Wireless Services, Inc. Adjustment Plan adopted by AWS. The combined intrinsic value of the two grants immediately after the split-off equaled the intrinsic value of the outstanding grant for AT&T common shares immediately before the split-off. Each outstanding stock option grant, exercisable for AT&T common stock granted on or after January 1, 2001, but prior to July 9, 2001, was adjusted so that the intrinsic value of the grant immediately after the split-off equaled the intrinsic value of the grant immediately prior to the split-off. In all cases, the grant price to market price ratio determined for each grant prior to any adjustment was maintained in the post-split adjusted grants.

 (7) All stock option awards granted with respect to AT&T Wireless Group tracking stock awarded under the AT&T 1997 LTIP were cancelled and replaced in connection with the split-off of AWS from AT&T on July 9, 2001. The share amounts shown represent the number of shares of AT&T Wireless Group common stock applicable to the awards prior to the cancellation. Each outstanding grant was replaced with a new award under the AT&T Wireless Services, Inc. Adjustment Plan so that the intrinsic value of the grant immediately after the split-off equaled the intrinsic value of the grant immediately prior to the split-off. In all cases, the new awards were fully vested and non-forfeitable, and the grant price to market price ratio determined for each grant prior to cancellation was maintained in the replacement grants. The new awards are obligations of AWS and not of AT&T.

 (8) Includes distributions in 1999 to Mr. Ianna of stock units as to which the 3-year performance criteria, in recognition of the Company's restructuring and the difficulty of setting long-term financial targets while the restructuring was in progress, were deemed to have been met at the target level. Includes distributions in 2001 to Messrs. Armstrong, Noski, and Ianna of performance shares as to which a 3-year performance period ended December 31, 2000. Performance share cycles ending on December 31, 2001, and December 31, 2002, held by Messrs. Armstrong, Noski, and Ianna, and Ms. Bernard, and the performance share cycle ending on December 31, 2002, held by Mr. Dorman were adjusted in connection with the distribution and split-off of AWS from AT&T on July 9, 2001, to preserve the economic value of the awards immediately prior to the distribution and split-off. Each holder of such awards received an adjusted performance share award and a stock unit award under the AT&T 1997 LTIP. The new stock unit award will be distributed based on the value of AWS common stock upon the completion of the performance period of the original performance share award.

 (9) In 2001, includes (a) Company contributions to savings plans (Mr. Armstrong $6,800, Mr. Noski $4,634, Mr. Ianna $6,800, and Ms. Bernard $5,276); (b)
     dollar value of the benefit of premiums paid for universal life insurance policies (unrelated to term insurance coverage) calculated on an actuarial basis (Mr. Armstrong $188,611, Mr. Dorman $6,175, Mr. Noski $60,043, Mr. Ianna $58,250, and Ms. Bernard $3,662); (c) payments equal to lost Company Savings Plan matching contributions caused by IRS limitations (Mr. Armstrong $61,200, Mr. Noski $22,437, and Mr. Ianna $17,950); (d) payment of $500,000 to Mr. Dorman into a special deferral account as described in his employment agreement in

     Item 11, Employment Contracts and Termination of Employment Arrangements;
     (e) payments equal to $66,000 to Mr. Dorman for living expenses as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; (f) payments of $190,593 to Mr. Noski for living expenses and travel described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; (g) special payments of $518,570 and $100,000 to Mr. Noski to preserve forfeitures from his prior employer as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements, and for his contributions in 2001 to the Company's restructuring efforts, respectively; (h) payment of $1,000,000 to Mr. Ianna into a special deferral account as described in his employment agreement in
     Item 11, Employment Contracts and Termination of Employment Arrangements;
     (i) payment of $556,483 to Mr. Ianna as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; (j) payment of $3,000,000 to Ms. Bernard into a special deferral account as described in her employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; and (k) payment of $300,000 to Ms. Bernard for replacement of board fees as described in her employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements.

     In 2000, includes (a) Company contributions to savings plans (Mr. Armstrong $6,800, Mr. Ianna $6,800); (b) dollar value of the benefit of premiums paid for universal life insurance policies (unrelated to term insurance coverage) calculated on an actuarial basis (Mr. Armstrong $110,267, Mr. Noski $5,213, and Mr. Ianna $59,425); (c) payments equal to lost Company Savings Plan matching contributions caused by IRS limitations (Mr. Armstrong $49,601, Mr. Ianna $13,490); (d) payment of $500,000 to Mr. Dorman into a special deferral account as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; (e) payment of $208,200 to Mr. Dorman as a guarantee for his 2000 bonus as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements; (f) living expenses, travel, and COBRA payments to Mr. Noski of $204,996; (g) special payments to Mr. Noski of $3,921,384 to preserve forfeitures from his prior employer; and (h) payment of a $2,000,000 signing bonus to Mr. Noski as described in
     Item 11, Employment Contracts and Termination of Employment Arrangements.

     In 1999, includes (a) Company contributions to savings plans (Mr. Armstrong $6,400, Mr. Ianna $5,917); (b) $219,099 dollar value of the benefit of premiums paid for split-dollar life insurance to Mr. Armstrong; (c) payments equal to lost Company Savings Plan matching contributions caused by IRS limitations (Mr. Armstrong $49,601, Mr. Ianna $10,160); and (d) payment of $500,000 to Mr. Dorman into a special deferral account as described in his employment agreement in Item 11, Employment Contracts and Termination of Employment Arrangements.

(10) Mr. Dorman's salary and bonus for the years 1999 and 2000 reflect payments only for the time he was employed by AT&T. Mr. Dorman transferred from AT&T in 1999 to lead Concert, the joint effort of AT&T and British Telecom. Mr. Dorman returned to AT&T in 2000.

                           OPTION/SAR GRANTS IN 2001

                                                        INDIVIDUAL GRANTS IN AT&T
                                   --------------------------------------------------------------------
                                     NUMBER OF      % OF TOTAL
                                    SECURITIES       OPTIONS/                                  GRANT
                                    UNDERLYING         SARS                                     DATE
                                     OPTIONS/       GRANTED TO    EXERCISE OR                 PRESENT
                                       SARS        EMPLOYEES IN   BASE PRICE    EXPIRATION    VALUE(5)
NAME(1)                            GRANTED(2)(3)   FISCAL YEAR     ($/SHARE)       DATE         ($)
-------                            -------------   ------------   -----------   ----------   ----------
C. Michael Armstrong.............      659,046         0.74%        17.3940     3/15/2011    $4,574,253
                                       439,396         0.50%        16.8541     7/02/2011    $3,063,766
David W. Dorman..................      406,570         0.46%        17.3940     3/15/2011    $2,821,883
                                       271,066         0.31%        16.8541     7/02/2011    $1,890,055
Charles H. Noski.................      273,934         0.31%        17.3940     3/15/2011    $1,901,296
                                       182,636         0.21%        16.8541     7/02/2011    $1,273,460
Frank Ianna......................      282,437         0.32%        17.3940     3/15/2011    $1,960,315
                                       188,305         0.21%        16.8541     7/02/2011    $1,312,990
Betsy J. Bernard.................    1,059,680(4)      1.20%        15.7595     4/09/2011    $5,032,000
                                       222,782         0.25%        15.7595     4/09/2011    $1,057,566
                                        77,039         0.09%        16.8541     7/02/2011    $  537,166

---------------

(1) Includes Chairman of the Board and Chief Executive Officer and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2001, as measured by salary and bonus.

(2) Share and per share amounts have been adjusted to reflect the adjustment to the number of shares in connection with the distribution and split-off of AT&T Wireless Services, Inc. on July 9, 2001, as described in footnotes 6 and 7 in the Summary Compensation Table.

(3) Options granted for AT&T common stock become exercisable to the extent of one-fourth of the grant on the first, second, third, and fourth anniversaries of the grant date, respectively.

(4) Options granted for AT&T common stock to Ms. Bernard, per her employment agreement, become exercisable to the extent of one-third of the grant on the first, second, and third anniversaries of the grant date, respectively.

(5) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options in this table. The Company's use of this model should not be construed as an endorsement of its accuracy in valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value on the grants awarded on March 15, 2001, and on April 9, 2001: an option term of 6 years, volatility of 36.00%, dividend yield at 0.85%, and interest rate of 4.77%. The following assumptions were made for purposes of calculating the Grant Date Present Value on the grants awarded on July 2, 2001: an option term of 6 years, volatility of 37.00%, dividend yield at 0.85%, and interest rate of 5.16%. The actual value of the options in this table depends upon the actual performance of the Company's stock during the applicable period.

                  AGGREGATED OPTION/STOCK APPRECIATION RIGHTS
                 ("SAR") EXERCISES IN 2001 AND YEAR-END VALUES
         AT&T CORP. COMMON STOCK AND AT&T WIRELESS GROUP TRACKING STOCK

                                                    EXERCISABLE/UNEXERCISABLE(2)     EXERCISABLE/UNEXERCISABLE
                                                    -----------------------------   ---------------------------
                                                      NUMBER OF       NUMBER OF      $ VALUE OF     $ VALUE OF
                             NUMBER                     AT&T          WIRELESS          AT&T         WIRELESS
                            OF SHARES                UNEXERCISED     UNEXERCISED    IN-THE-MONEY   IN-THE-MONEY
                            ACQUIRED     $ VALUE    OPTIONS/SARS    OPTIONS/SARS    OPTIONS/SARS   OPTIONS/SARS
NAME(1)                    ON EXERCISE   REALIZED    AT YEAR END     AT YEAR END    AT YEAR END    AT YEAR END
-------                    -----------   --------   -------------   -------------   ------------   ------------
C. Michael Armstrong.....       0            0        1,277,868           0          $        0        $ 0
                                                      2,237,535           0          $1,056,667        $ 0
David W. Dorman..........       0            0           89,151           0          $  285,836        $ 0
                                                        945,088           0          $1,509,370        $ 0
Charles H. Noski.........       0            0          877,848           0          $        0        $ 0
                                                        981,472           0          $  439,207        $ 0
Frank Ianna..............       0            0          415,685           0          $   12,051        $ 0
                                                      1,000,426           0          $  452,839        $ 0
Betsy J. Bernard.........       0            0                0           0          $        0        $ 0
                                                      1,359,501           0          $3,151,965        $ 0

---------------

(1) Includes Chairman of the Board and Chief Executive Officer and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2001, as measured by salary and bonus.

(2) Share and per share amounts have been adjusted to reflect the Company's April 15, 1999, three-for-two stock split and the distribution and split-off of AT&T Wireless Services, Inc. on July 9, 2001, as described in footnotes 6 and 7 in the Summary Compensation Table.

                  LONG-TERM INCENTIVE PLANS -- AWARDS IN 2001

                                                                             ESTIMATED FUTURE PAYOUTS UNDER
                                                   PERFORMANCE                 NON-STOCK PRICE BASED PLANS
                                NUMBER OF          PERIOD UNTIL         -----------------------------------------
                               PERFORMANCE          MATURATION          THRESHOLD         TARGET          MAXIMUM
NAME(1)                         SHARES(2)           OR PAYOUT              (#)            (#)(3)            (#)
-------                        -----------         ------------         ---------         -------         -------
C. Michael Armstrong.........    278,563            2001-2003            69,641           278,563         557,126
David W. Dorman..............    171,801            2001-2003            42,950           171,801         343,602
Charles H. Noski.............    115,770            2001-2003            28,943           115,770         231,540
Frank Ianna..................    119,346            2001-2003            29,837           119,346         238,692
Betsy J. Bernard.............     48,878            2001-2003            12,220            48,878          97,756

---------------

(1) Includes Chairman of the Board and Chief Executive Officer and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2001, as measured by salary and bonus.

(2) All Performance Share Awards from the 2001-2003 cycle, with respect to AT&T common stock, were adjusted for the impact of the split-off of AT&T Wireless Services, Inc. from AT&T Corp. on July 9, 2001, to preserve the economic value of the awards by multiplying the outstanding shares by the quotient of the AT&T closing stock value immediately prior to the split-off, divided by the AT&T opening stock value immediately after the split-off.

(3) In January 2001, the Performance Share Awards listed in the table were made. If they remain Named Executive Officers at December 31, 2003, the payout value of these awards to Messrs. Armstrong, Dorman, Noski, and Ianna, and Ms. Bernard would be (i) 0.13% of the Company's net cash provided by operating activities for each year in the performance period, divided by the total number of Named Executive Officers receiving payouts for the period ending December 31, 2003, or (ii) a lesser amount, based on factors such as targets for the Company's earnings, return to equity, cash flow, revenue, or total shareholder return for the period.

                         SENIOR OFFICER SEVERANCE PLAN

     In 1997, the Company adopted the Senior Officer Separation Plan ("Severance Plan") for members of the Operations Team as constituted at that time and certain members of the Senior Management Team (a total of ten executives, two of whom remain with the Company). Under the Severance Plan, if covered executives
(i) are terminated by the Company for other than "cause" (as defined in the Severance Plan) or (ii) self-initiate termination for "good reason" (as defined in the Severance Plan), they will be provided a severance payment equivalent to two times the sum of base salary plus target annual incentive in effect at termination. The severance amount payable may be deferred for up to five years with five annual payments thereafter and will be credited with interest based on the interest rate formula in effect for the Senior Management Incentive Award Deferral Plan on the Severance Plan effective date. In addition, covered executives who terminate under the terms of the Severance Plan will be entitled to certain other post-termination benefits that are generally made available from time to time to retired executive officers and senior managers. The Severance Plan was amended in 2001 to include certain additional senior officers. In addition the Severance Plan was amended to provide enhanced severance payments, as approved by the AT&T Board in October 2000, in the event of a Change in Control ("CIC"). In the event of a CIC, as such term is defined in the AT&T 1997 LTIP, the severance payment provided a covered executive terminated within two years following such CIC will be the sum of three times base salary plus three times target annual incentive plus three times performance share value at target. The amendments also provide protection in the form of a gross-up in the event payments are subject to excise tax under Sections 280G and 4999 of the IRS Code.

                                 PENSION PLANS

     The Company maintains the AT&T Management Pension Plan, a non-contributory pension plan that covers all management employees, including the Named Officers listed in the Summary Compensation Table. The normal retirement age under this plan is 65; however, retirement before age 65 can be elected under certain conditions.

     The AT&T Management Pension Plan was amended in 1997 to update the adjusted career average pay formula for computing pensions. Effective August 1, 1997, the adjusted career average pay formula was 1.6% of the average annual pay for the three years ending December 31, 1996, times the lesser of (a) 105% of the number of years of service prior to January 1, 1997, or (b) the number of years of service prior to January 1, 1997, plus one. Only the basic salary was taken into account in the formula used to compute pension amounts for the Named Officers and other senior managers under the adjusted career average pay formula. No service or compensation after December 31, 1996, was used to calculate an employee's normal retirement benefit under the adjusted career average pay formula.

     Effective January 1, 1998, the AT&T Management Pension Plan was further amended to convert the plan to a cash balance design. Under the new design, a hypothetical cash balance account is established for each participant for record-keeping purposes. Each year a participant's cash balance account is credited with (a) a pay credit based on the participant's age and eligible pay for that year, and (b) an interest credit based on the participant's account balance as of the end of the prior year. Effective January 1, 1998, an eligible participant's cash balance account received an initial credit based on a conversion benefit equal to the participant's normal retirement benefit under the adjusted career average pay formula described above multiplied by a conversion factor based on the participant's age as of December 31, 1996. The initial pay credit was made as of January 1, 1998, based on the participant's eligible pay for 1997, and the initial interest credit was made as of January 1, 1998, based on the conversion benefit. Only basic salary is considered eligible pay under the cash balance design for the Named Officers and other senior managers. Interest credits are calculated at the effective annual rate of 7% for calendar years 1997, 1998, 1999, and 2000. Under the cash balance design, a participant's benefit is determined by projecting interest credits to his or her cash balance account to age 65, converting the projected cash balance account to an annuity, and reducing that annuity for early commencement. A participant's benefit under the plan after conversion to the cash balance design will be no less than the benefit calculated under the career average pay formula as adjusted in 1997.

     Federal laws place limitations on pensions that may be paid from the pension trust related to the AT&T Management Pension Plan. Pension amounts based on the AT&T Management Pension Plan formula that exceed the applicable limitations will be paid as an operating expense.

     The Company also maintains the AT&T Non-Qualified Pension Plan. Under the plan, annual pensions for Messrs. Armstrong, Dorman, Ianna, and Noski, and Ms. Bernard, and other senior managers are computed based on actual annual bonus awards under the Company's Short Term Incentive Plan. Pension benefits under this plan will commence at the same time as benefits under the AT&T Management Pension Plan. The annual pension amounts payable under this plan are equal to no less than the greater of the amounts computed under the Basic Formula or Alternate Formula that were amended in 1997 and are described below.

BASIC FORMULA

     For the 3-year period ending December 31, 1996, 1.6% of the average of the actual annual bonus awards times the lesser of (a) 105% of the number of years of service prior to January 1, 1997, or (b) the number of years of service prior to January 1, 1997, plus one.

ALTERNATE FORMULA

     The excess of (a) 1.7% of the adjusted career average pay over (b) 0.8% of the covered compensation base times the lesser of (i) 105% of the number of years of service prior to January 1, 1997, or (ii) the number of years of service prior to January 1, 1997, plus one, minus the benefit calculated under the AT&T Management Pension Plan formula (without regard to limitations imposed by the Internal Revenue Code). For purposes of this formula, adjusted career average pay is the average annual compensation for the 3-year period ending December 31, 1996, without regard to the limitations imposed by the Internal Revenue Code. The covered compensation base used in this formula is the average of the maximum wage amount for which an employee was liable for Social Security Tax for each year beginning with 1961 and ending with 1996. In 1996, the covered compensation base was $27,600.

     No service or compensation after December 31, 1996, is used to calculate an employee's normal retirement benefit under the Basic Formula or Alternate Formula.

     Effective January 1, 1998, the AT&T Non-Qualified Pension Plan was further amended to convert the plan to a cash balance pension design. Under the new design, a hypothetical cash balance account is established for each participant for record-keeping purposes. Each year a participant's cash balance account is credited with (a) an award credit based on the participant's age and short-term award paid in that year and (b) an interest credit based on the participant's account balance as of the end of the prior year. Effective January 1, 1998, an eligible participant's cash balance account received an initial credit based on a conversion benefit equal to the participant's normal retirement benefit under the Basic Formula described above multiplied by a conversion factor based on the participant's age as of December 31, 1996. The initial award credit was made as of January 1, 1998, based on the participant's short-term award paid in 1997, and the initial interest credit was made as of January 1, 1998, based on the conversion benefit. Interest credits are calculated at the effective annual rate of 7% for calendar years 1997, 1998, 1999, and 2000, and 5.5% for 2001. Under the cash balance design, a participant's benefit is determined by projecting interest credits to his or her cash balance account to age 65, converting the projected cash balance account to an annuity, and reducing that annuity for early commencement in the same manner as under the AT&T Management Pension Plan.

     Senior managers and certain other management employees who are hired at age 35 or over are covered by a supplemental AT&T Mid-Career Pension Plan. For qualified managers retiring with at least five years at a senior level, the plan provides additional credits at approximately one-half the rate in the AT&T Management Pension Plan. The number of credits is equal to the lesser of (1) actual years of net credited service at retirement, or (2) the employee's age at the time of hire minus 30. In addition, the AT&T Mid-Career Pension Plan was amended to provide that liability with respect to senior managers actively employed on January 1, 1998, be transferred to the AT&T Non-Qualified Pension Plan and converted to cash balance as described above.

     Pension amounts under the AT&T Management Pension Plan formula, the AT&T Non-Qualified Pension Plan, or the AT&T Mid-Career Pension Plan are not subject to reductions for Social Security Benefits or other offset amounts. If Messrs. Armstrong, Dorman, Ianna, and Noski, and Ms. Bernard continue in the positions as previously stated and retire at the normal retirement age of 65, the estimated annual pension amount payable under the AT&T Management Pension Plan formula and the AT&T Non-Qualified Pension Plan would be $454,700, $1,548,500, $951,400, $999,100, and $973,600, respectively. Amounts shown are straight life annuity amounts not reduced by a joint and survivorship provision that is available to these officers.

     In 1997, the Company began purchasing annuity contracts to satisfy its unfunded obligations to retired senior managers under the AT&T Non-Qualified Pension Plan. In the event the Company purchases an annuity contract for any of the Named Executive Officers, the pension payments for such officer will vary from those set forth above. In such instance there would be a tax gross-up payment to the officer, and annuity benefits paid by the annuity provider will be reduced to offset the tax gross-up payment. The after-tax pension benefit will be the same as the after-tax benefit the participant would otherwise have received under the AT&T Non-Qualified Pension Plan. Receipt of the annuity is contingent on the signing of a 2-year non-competition agreement that, should competitive activity occur within the 2-year period, gives the Company the right to seek injunctive relief and to recapture any amounts already paid out under the annuity contract.

     In 1997, the Company also entered into a special individual non-qualified supplemental retirement arrangement with two executive officers including Mr. Ianna. Under this agreement, on November 1, 1997, a deferred account (hereinafter "Deferred Account") was credited with an initial balance of two times base pay. The Company shall credit interest to the Deferred Account as of the end of each calendar quarter at a rate equal to one-quarter of the average 30-year United States Treasury Bond rate in effect for the last previous quarter. Pursuant to the provisions of his employment/retention agreement described above, this Deferred Account became vested on February 1, 2001. The Deferred Account will be maintained as a bookkeeping account on the records of the Company and the named officers have no present ownership right or interest in the Deferred Account, or in any assets of the Company with respect thereto.

     As part of his employment agreement as described above, the Company entered into a supplemental pension arrangement with Mr. Armstrong in 1997. Pursuant to Mr. Armstrong's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan would be $933,300.

     As part of his employment agreement as described above, the Company entered into a supplemental pension arrangement with Mr. Noski in 2000. Pursuant to Mr. Noski's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan would be $308,600.

     As part of his employment agreement as described above, the Company entered into a supplemental pension arrangement with Mr. Dorman in 2000. Pursuant to Mr. Dorman's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan would be $531,300.

                           COMPENSATION OF DIRECTORS

     In 2001, directors who were not AT&T employees received an annual retainer of $90,000. AT&T common stock units with a then-current market value of $45,000 were deferred automatically and credited to a portion of a deferred compensation account, pursuant to AT&T's Deferred Compensation Plan for Non-Employee Directors. Pursuant to that same plan, the director had the option of deferring the remaining $45,000 in AT&T stock units, a deferred cash account, or cash in hand. The chairpersons of the Audit Committee, Compensation and Employee Benefits Committee, and Finance Committee each received an additional annual retainer of $7,500. The chairperson of the Governance and Nominating Committee received an additional annual retainer of $5,000. No fees are paid for attendance at regularly scheduled AT&T Board and committee meetings. Directors received a fee of $1,500 for each special AT&T Board or committee meeting attended. In addition, non-employee directors received a stock option award to purchase 6,226 shares of AT&T common stock (adjusted for the special dividend of AT&T Wireless Services, Inc. common stock) at $15.7897. The options are exercisable in four equal annual installments commencing on the first anniversary of the grant date and expire after ten years.

     Directors may elect to defer the receipt of all or part of their cash retainer and other compensation into the AT&T common stock portion or the cash portion of the deferred compensation account. The AT&T common stock portion (the value of which is measured from time to time by the market value of AT&T common stock) is credited on each dividend payment date for AT&T common stock with a number of deferred shares of AT&T common stock equivalent in market value to the amount of the quarterly dividend on the shares then credited in the accounts. The cash portion of the deferred compensation account, representing amounts deferred prior to January 1, 2001, earns interest, compounded quarterly, at an annual rate equal to the average interest rate for 10-year United States Treasury Notes for the previous quarter, plus 5%. Thereafter, amounts deferred to the cash portion of the deferred compensation account earn interest, compounded quarterly, at an annual rate equal to the average interest rate for 10-year United States Treasury Notes for the previous quarter, plus 2%.

     Effective December 31, 1996, AT&T terminated its Pension Plan for Non-Employee Directors. The Pension Plan now covers only those non-employee directors who retired prior to December 31, 1996. Benefits accrued for then-active directors were valued and converted into a deferred annuity. AT&T also provides non-employee directors with travel accident insurance when on AT&T business. A non-employee director may also enroll in a Director's Universal Life Insurance Program sponsored by AT&T at no cost to the non-employee director. On June 1, 2001, this program replaced the former AT&T-sponsored life insurance program under which AT&T shared in the premium expense with the director. Existing life insurance policies for active non-employee directors under the former program were exchanged, in a tax-free exchange, for new universal life insurance policies under the new plan. AT&T recovered the portion of the life insurance premiums it contributed under the former program during the tax -free exchange. The life insurance benefit under the Director's Universal Life Insurance Program will continue after the non-employee director's retirement from the AT&T Board.

        EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS
  (ALL EQUITY GRANTS AND CORRESPONDING SHARE PRICES DESCRIBED IN THIS SECTION
    HAVE BEEN ADJUSTED FOR THE APRIL 1999 THREE-FOR-TWO STOCK SPLIT AND THE
     JULY 2001 SPLIT-OFF OF AT&T WIRELESS SERVICES, INC., AS APPROPRIATE.)

     AT&T entered into an employment agreement with Mr. Armstrong dated October 17, 1997. The agreement provided for an initial base salary of $1,400,000 per year. It also provided for a guaranteed annual incentive award for the 1998 performance year of no less than 100% of his then base salary, and for 1998 and 1999 performance shares/stock units granted under the 1997 LTIP, a guaranteed grant value equivalent to no less than 100% of his base salary at the time of grant. Mr. Armstrong was eligible for annual stock option awards commencing in 1998 in accordance with the Committee-approved compensation structure for such years.

     To address certain forfeitures experienced when Mr. Armstrong left his previous employer, the Company paid a premium of $2,050,000 to purchase a split-dollar survivorship insurance policy insuring Mr. Armstrong and his spouse. Such policy will, upon the death of the last surviving insured, provide insurance proceeds equal to the sum of the face amount of the policy and the policy's cash value. An amount equal to the policy face amount shall be payable to Mr. Armstrong's beneficiaries or to a trust that may be established to own Mr. Armstrong's interest in such policy. The balance of the proceeds will be paid to the Company and, from its share of the death benefit, the Company will pay a Company-paid death benefit to Mr. Armstrong's beneficiaries equal to the death benefit received by the Company, minus the Company-paid premium. The face amount of such split-dollar survivorship insurance policy will be determined in accordance with the underwriting requirements of the insurance company providing such coverage, based on the Company's premium payment of $2,050,000 and additional premium payments, if any, that Mr. Armstrong may become eligible for under any similar program adopted by the Company for its senior executives and in which Mr. Armstrong elects to participate.

     In accordance with his employment agreement, Mr. Armstrong was also granted AT&T restricted stock, AT&T restricted stock units, and AT&T stock options under the 1997 LTIP to replace similar grants forfeited from his prior employer and to provide strong incentives to create shareholder value for AT&T shareowners.

     Details of these grants follow:

          1. Mr. Armstrong was granted 142,877 shares of AT&T restricted stock, of which 123,417 shares vested in 1998, 1999, and 2000. The remaining 19,460 shares vested as follows: 3,007 shares on May 1, 2001, and 16,453 shares on October 26, 2001.

          2. Mr. Armstrong was also granted 446,179 AT&T restricted stock units that vest on October 1, 2003, assuming continued employment with a guarantee that, in the event the fair market value of the AT&T shares furnished to Mr. Armstrong on October 1, 2003, is less than $10,000,000, such shortfall will be made up in cash by the Company. In the event of (a) a Change in Control (as defined) on or before April 1, 2002, and a subsequent (within 3 years) Company-initiated termination for other than "cause" (as defined) or Constructive Termination Without Cause (as defined) or (b) Mr. Armstrong's death, special vesting rules apply.

          3. Mr. Armstrong was granted an option to purchase, within ten years, 1,124,699 shares of AT&T common stock with a purchase price of $22.4125 per share. These options vest one-third each on October 17, 2000, 2001, and 2002, based on continued employment.

     As part of his employment agreement, the Company entered into a supplemental pension arrangement with Mr. Armstrong. Pursuant to such arrangement, Mr. Armstrong will receive an annual benefit (as defined in the employment agreement) commencing at his retirement at or after age 65. Such benefit will vest 20% per year on each of the first five anniversaries of his hire and will be payable in actuarially-reduced amounts for retirement and commencement prior to age 65. Pension benefits payable under this arrangement will be paid out of the Company's operating income and will be offset by (1) all amounts actually received by Mr. Armstrong under any other Company qualified or non-qualified retirement plan or arrangement, and (2) the greater of (a) $655,642 or (b) the actual pension benefits to be paid to Mr. Armstrong with respect to that year by his prior employers under their qualified and non-qualified defined benefit plans. In addition, Mr. Armstrong will be entitled to certain other post-retirement benefits that are generally made available from time to time to retired executive officers and service-pension-eligible senior managers.

     Mr. Armstrong's agreement provides for certain entitlements in the event of his termination from AT&T under specified circumstances. Pursuant to his agreement, in the event of Mr. Armstrong's death, his beneficiaries or estate will be entitled to his base salary through the end of his month of death, his target annual incentive award for the year of death, a lump sum payout at target for each open long-term incentive program performance cycle, and payment of survivor benefits under his supplemental pension arrangement which vests 100% at his death. All outstanding unvested stock options will vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant; restrictions on the restricted stock granted as part of his agreement will lapse; and restricted stock units granted in his agreement will be payable in accordance with the schedule established in his Restricted Stock Unit Award Agreement (20% to 100% of units granted will be payable, depending on the date of death) in the event of his death prior to the vesting of such restricted stock units on October 1, 2003.

     Mr. Armstrong's agreement also provides that in the event his employment is terminated as a result of disability (as defined), he shall be entitled to receive disability benefits in accordance with the long-term disability program then in effect for senior managers. In addition, base salary, annual incentive, stock options, restricted stock, and restricted stock units shall be treated in the same manner as described above in the case of death. Treatment of long-term incentives will be as described above in the case of death, provided, however, payment will be in accordance with the terms of the plan instead of a lump sum. Pension benefits under his supplemental pension arrangement will vest and will be offset by any Company-provided disability benefits.

     In the event of a termination for "cause" or in the event of a voluntary resignation, other than a termination due to death or disability or a Constructive Termination (as defined) without "cause" or retirement on October 31, 2003, Mr. Armstrong will forfeit all restricted stock and restricted stock units as to which restrictions have not lapsed, long-term incentives with respect to uncompleted performance cycles, outstanding stock options which are not exercisable, and any pension benefit not yet vested under his supplemental pension arrangement. He will receive base salary through his date of termination, and vested stock options shall remain exercisable for 90 days after termination or until the originally scheduled expiration date, if earlier.

     In the event of a Company-initiated termination for other than "cause" or in the event of a Constructive Termination without "cause," neither of which follow within three years of a Change in Control, Mr. Armstrong will be provided the following: base salary through the date of termination; a prorated annual incentive award at target for the year of termination; a 24-month continuation of monthly base salary or, at his option, the lump-sum present value of such payments (using the short-term Treasury bill rate for the month of termination); two times the target annual incentive award for the year of termination payable over 24 months or, at his option, the lump-sum present value of such payments (using the short-term Treasury bill rate for the month of termination); and payout at target for each open long-term incentive program performance cycle in accordance with the plan or in a lump sum as described above. In addition, all outstanding unvested stock options will vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant; restrictions on the restricted stock granted as part of his agreement will lapse; and his supplemental pension benefit shall fully vest. For a period of 24 months following his termination or, if earlier, until he receives equivalent coverage and benefits from another employer, Mr. Armstrong will be entitled to continued participation in AT&T's benefit plans and programs.

     In the event of Mr. Armstrong's retirement as of October 31, 2003, he will be entitled to payment of his supplemental pension and will be treated in accordance with the plans, programs, and practices applicable to retired senior managers.

     Mr. Armstrong's agreement provides that in the event of a Change in Control, all amounts and benefits to which he is entitled but are not yet vested (except with respect to his restricted stock unit grant which is governed by the terms of the grant agreement) shall become fully vested. In addition, in the event of a Company-initiated termination or a Constructive Termination without "cause" following a Change in Control, he shall be entitled to the benefits described above in connection with a Company-initiated termination without "cause" or a Constructive Termination without "cause" not associated with a Change in Control provided, however: (1) the number of months associated with salary, annual incentive, and benefits continuation shall be 48 months, and such amounts will be payable as a lump sum as soon as practicable after his termination; and (2) restricted stock units granted in his agreement will be payable in accordance with the schedule established in his Restricted Stock Unit Award Agreement (25% to 100% of units granted will be payable, depending on date of termination). In the event the payments in this paragraph are determined to constitute a payment under Section 280G(b)(2) of the Internal Revenue Code and such payment is subject to an excise tax under Section 4999 of the Code, the Company will provide Mr. Armstrong with a tax gross-up payment to negate the excise tax.

     In the event of any termination described above, Mr. Armstrong or his estate shall also be entitled to the unpaid balance of any incentive awards for completed performance periods, any expense reimbursements due him, and other benefits in accordance with applicable plans and programs.

     AT&T entered into an employment agreement with Mr. Noski dated December 8, 1999. The agreement provided for an initial base salary of $750,000 per year. It also provided for a guaranteed annual incentive award for the 2000 performance year of no less than 100% of his then base salary and three separate performance shares/stock unit awards under the 1997 LTIP for 20,657, 20,287, and 28,188 for performance periods ended December 31, 1999, 2000, and 2001, respectively, with guaranteed distributions valued at no less than the corresponding amounts provided for by the long-term incentive plan of his previous employer.

Mr. Noski was also provided an option to purchase, within 10 years, 85,977 shares of AT&T common stock with a purchase price of $43.2915 per share and was granted 24,977 performance shares/stock units covering the 2000-2002 performance period in accordance with the Committee-approved compensation structure for 2000. The stock options vest in three equal annual installments, beginning December 10, 2002, based on continued employment.

     To address certain forfeitures experienced when Mr. Noski left his previous employer and to incent him to join the Company, the agreement provided for (i) a special lump sum cash payment of $1,561,250 payable within 30 days from hire and
(ii) a signing bonus of $2,000,000, 50% paid within 30 days of hire and the remaining 50% paid after six months from his date of hire.

     In accordance with his employment agreement, Mr. Noski was also granted AT&T restricted stock, AT&T restricted stock units, and AT&T stock options under the 1997 LTIP to replace similar grants forfeited from his prior employer and to provide strong incentives to create value for AT&T shareholders.

     Details of these grants follow:

          1. To offset certain vested stock option gains forfeited by Mr. Noski when he left his previous employer, the Company granted him 353,693 shares of AT&T restricted stock, of which 342,047 shares vested in 2000 and 2001. The remaining 11,646 shares vest on October 17, 2002.

          2. Mr. Noski was also granted 127,309 AT&T restricted stock units, of which 87,333 vested in 2000 and 2001. Of the remaining 39,976 stock units, 26,359 vested on February 26, 2002, and 13,617 will vest on April 7, 2002, assuming continued employment.

          3. Mr. Noski was granted an option to purchase, within ten years, 1,316,773 shares of AT&T common stock with a purchase price of $43.2915 per share. These options vest one-third each on December 10, 2000, 2001, and 2002, based on continued employment.

     As part of his employment agreement, Mr. Noski entered into a supplemental pension arrangement with the Company. Pursuant to such arrangement, Mr. Noski will receive an annual benefit (as defined in the employment agreement) commencing at his retirement at or after age 65. Such benefit will vest at age 57 and will be payable in actuarially-reduced amounts for retirement and commencement prior to age 65. Pension benefits payable under this arrangement will be paid out of the Company's operating income and will be offset by all amounts actually received by Mr. Noski under any other Company qualified and non-qualified retirement plan or arrangement and the actual pension benefits to be paid to Mr. Noski with respect to that year by his prior employer under its qualified and non-qualified defined benefit plans. In addition, Mr. Noski will be entitled to certain other post-retirement benefits that are made available from time to time to retired executive officers and service-pension-eligible senior managers.

     Mr. Noski's agreement provides for certain entitlements in the event of his termination from AT&T under specified circumstances. Pursuant to his agreement, in the event of Mr. Noski's termination resulting from death or disability, Mr. Noski, his beneficiaries, or estate will be entitled to his target annual incentive award for the year in which his death or disability resulted in his termination of employment (prorated for the total period of eligibility calculated as of his date of death or disability termination), the continuation of the vesting and distribution of actual payout for each open long-term incentive program performance share/stock unit cycle, and payment of survivor benefits under his supplemental pension arrangement based on the amount of the benefits accrued, but not vested, as of the date of termination for death or disability. All outstanding unvested stock options will continue to vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant; all outstanding unvested restricted stock and restricted stock units will be payable in accordance with the schedule established in his Restricted Stock and Restricted Stock Unit Award Agreements.

     In the event of a termination for "cause" (as defined) or in the event of a voluntary resignation, other than a termination due to death or disability or a Good Reason termination (as defined) without "cause" or retirement based on satisfying the age and service requirements included as termination provisions under the plan, Mr. Noski will forfeit all restricted stock and restricted stock units as to which restrictions have not lapsed, long-term incentives with respect to uncompleted performance cycles, outstanding stock options which are not exercisable, and any pension benefit not yet vested under his supplemental pension arrangement. He will receive base salary through his date of termination, and vested stock options shall remain exercisable for 90 days after termination or until the originally scheduled expiration date, if earlier. In the event Mr. Noski is precluded from exercising vested stock options within the 90 days due to a Company-prohibited trading period, an additional 30 days after the end of the prohibited period will be provided. In the event of a voluntary termination, Mr. Noski, to the extent not eligible for retiree medical benefits from the Company, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers and will be responsible for the annual premium for this coverage.

     In the event of a Company-initiated termination for other than "cause" or a Good Reason termination without "cause," Mr. Noski will be provided the following: base salary through the date of termination, a prorated annual incentive award at target for the year of termination, a lump sum payment equal to two times the annual base salary, and target annual incentive award for the year of termination payable. In addition, all outstanding unvested stock options will continue to vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant, and all outstanding unvested restricted stock, restricted stock units, and performance share units will be payable in accordance with the schedules established in his Restricted Stock, Restricted Stock Unit, and Performance Share Unit Award Agreements. Mr. Noski, to the extent not eligible for retiree medical benefits from the Company, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers and will be responsible for a portion of the annual premium for this coverage.

     In February 2002, the AT&T Board authorized an addendum to Mr. Noski's original employment agreement dated December 8, 1999, that will detail special terms should he elect to leave AT&T during certain defined periods related to the separation of AT&T Broadband and its subsequent merger with Comcast. The addendum will supplement and, to the extent inconsistent with, will supersede, his original agreement. According to the terms of the addendum, Mr. Noski's salary will be increased to $900,000 effective March 1, 2002, his 2002 target bonus will be $1,125,000, and the target value of his 2002 long-term incentive award will be $10,000,000.

     If Mr. Noski terminates his employment on December 31, 2002, prior to the separation of AT&T Broadband and subsequent merger with Comcast, he will be eligible to receive his 2002 annual bonus. For equity granted prior to 2002, at such termination, Mr. Noski will be entitled to the continuation of the vesting and distribution of the actual payout for each performance share award; all outstanding unvested stock options will vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant; and all outstanding unvested restricted stock and restricted stock units will vest. For equity granted in 2002, any stock options granted to Mr. Noski in 2002 will vest on his termination date and will remain exercisable for the remainder of the original term. His 2002 performance shares will be prorated as of his termination date to reflect the time worked in the 3-year performance cycle. Mr. Noski and his eligible dependents will be eligible for coverage under the AT&T Separation Medical Plan offered by the Company to certain former senior managers as described in his original employment agreement. In addition, he will be eligible to receive the supplemental pension commencing at age 57 in accordance with the terms and conditions set forth in his original employment agreement.

     In the event Mr. Noski terminates his employment upon the earlier of March 1, 2003, or at the time of the separation of AT&T Broadband and subsequent merger with Comcast, or at the time of the termination of the merger, he will be eligible to receive the terms and conditions outlined in the previous paragraph, subject to the following modifications. Stock options granted to Mr. Noski in 1999 will be cancelled and the supplemental pension set forth in his original employment agreement will be modified to commence at age 50 and will be equal to 40% of his final average pay.

     In the event of Mr. Noski's disability prior to a termination as described in the addendum, the special supplemental pension amount payable under the original employment agreement will be modified to commence at age 50 and the applicable percentage will be 40%. In the event of his death prior to a termination described in the addendum, the joint and survivor annuity payable at his death will be modified to equal 50% multiplied by 40% of Mr. Noski's final average pay. All other terms and conditions relative to his death or disability will be in accordance with his employment agreement.

     The Company also established a $3,000,000 special deferral account earning interest quarterly equal to the 10-year United States Treasury Note rate plus 2%, and two-thirds of this account will vest on December 31, 2002, if he terminates employment on that date and if the separation of AT&T Broadband and subsequent merger with Comcast has not closed or terminated on or before that date. The remaining one-third of the account will be cancelled. If Mr. Noski does not terminate his employment on December 31, 2002, but rather on the earlier of March 1, 2003, or at the time of the separation of AT&T Broadband and subsequent merger with Comcast, or at the time of the termination of the merger, the entire account will vest at such termination of employment. In the event of Mr. Noski's death or disability prior to vesting, the balance in the special deferral account will vest.

     The payments described above at the specified termination dates are in lieu of any payments that might otherwise be payable as a result of Mr. Noski's termination. In the event Mr. Noski leaves the Company other than as described in the addendum, the terms and conditions of his original employment agreement will apply, except that in the event the Company terminates Mr. Noski's employment for other than "cause" or as a result of a Good Reason termination (both terms as defined in his original employment agreement) prior to March 1, 2003, he will receive the benefits associated with a March 1, 2003 termination under the addendum in lieu of the benefits under his employment agreement. In the event there is a mutual agreement between Mr. Noski and the Company for him to continue his employment after March 1, 2003, Mr. Noski will receive the benefits associated with a March 1, 2003 termination at a subsequent termination in lieu of any other payments that might otherwise be payable as a result of such a termination.

     Should Mr. Noski transfer to AT&T Broadband at or before the separation and subsequent merger with Comcast, the terms of the addendum will be cancelled except that the full amount of the special deferral account shall vest upon transfer. Also, in the event Mr. Noski terminates employment with the Company with entitlement to benefits under the addendum, and, within 12 months of his termination becomes employed by AT&T Comcast, all future payments under the supplemental pension will be cancelled.

     Mr. Noski and the Company are currently in the process of negotiating and finalizing the addendum, and the addendum, when completed, may contain additional terms and conditions relating to his employment.

     AT&T entered into an employment agreement with Mr. Dorman dated December 1, 2000, with a term ending December 31, 2002. The agreement is subject to automatic annual renewals after that date unless either the Company or Mr. Dorman provide written notice to terminate at least 60 days prior to the anniversary date. The agreement provided for an initial base salary of $950,000 per year. Mr. Dorman was also awarded 66,737 performance shares covering the 2000-2002 performance period, and options to purchase, within ten years, 356,603 shares of AT&T common stock with a purchase price of $14.9338, in accordance with the Compensation Committee-approved compensation structure for 2000. These options will vest in four equal annual installments, beginning on December 1, 2001. Mr. Dorman was also guaranteed long term incentive grants for 2001, as determined by the AT&T Board, valued at $9,500,000. In addition, a Special Retention Bonus of restricted stock units valued at $3,800,000 was granted to Mr. Dorman on March 15, 2001, which will vest on March 15, 2004.

     The agreement also provides that, should the Company issue a Consumer Services Group tracking stock, a grant will be made to Mr. Dorman that is consistent with the grants made to the CEO and other senior executives. In addition, the agreement also states that in the event AT&T Wireless or AT&T Broadband become independent companies, all equity granted to Mr. Dorman under this agreement will be apportioned among AT&T Corp., AT&T Wireless, and AT&T Broadband stock according to a plan which shall be developed and approved by the AT&T Board and applicable to Mr. Dorman and other Company executives.

     To address certain long-term incentive forfeitures and retention forfeitures experienced when Mr. Dorman left his previous employer and to incent him to join the Company, the agreement provided for (i) a special lump sum cash payment of $800,000 payable in March 2001 to replace a forfeited 2000 bonus from his former employer; (ii) in connection with a retention from his prior employer, additional payments to a previously established special deferral account in the amount of $500,000 with interest credited effective April 1, 2000, and an additional $500,000 on April 1, 2001, with interest on the account paid at the rate of 10-year United States Treasury Notes plus 5% and 46,627 shares of AT&T restricted stock, all of which vest on April 1, 2002; and (iii) in connection with forfeited long-term incentives, a cash payment to be paid in April 2003 in the amount of $3,080,000 subject to continued employment through December 31, 2002, unless Mr. Dorman is no longer employed due to a Company-initiated termination without "cause" (as defined) or a self-initiated termination for Good Reason (as defined) and a grant of 715,999 shares of AT&T restricted stock vesting on April 1, 2002.

     Mr. Dorman's agreement provides for a special temporary living allowance to compensate him for temporary housing in New Jersey and related travel. These payments, which are grossed-up for tax purposes, began January 1, 2001, and will continue until the earlier of when Mr. Dorman moves his residence to New Jersey, December 21, 2002, or termination of his employment with the Company. In addition, his agreement provides that Mr. Dorman shall have authority to use Company aircraft, and to the extent this results in imputed income, the Company will provide him with a tax gross-up.

     As part of his employment agreement, Mr. Dorman entered into a supplemental pension arrangement with the Company. Pursuant to such arrangement, Mr. Dorman will receive an annual benefit (as defined) commencing at his retirement. Such benefit was vested at his hiring date and will be payable in stated reduced amounts for retirement and commencement prior to December 1, 2013. Pension benefits payable under this arrangement will be paid out of the Company's operating income and will be offset by all amounts actually received by Mr. Dorman under any other Company qualified and non-qualified retirement plan or arrangement, and the actual pension benefits to be paid to Mr. Dorman with respect to that year by his prior employers, Concert and British Telecom, under their qualified and non-qualified defined benefit plans.

     Mr. Dorman's agreement provides for certain entitlements in the event of his termination from AT&T under specified circumstances. Pursuant to his agreement, in the event of Mr. Dorman's termination resulting from death or disability, Mr. Dorman, his beneficiaries, or estate will be entitled to disability benefits in accordance with a disability program then in effect for senior executives of the Company, his target annual incentive award for the year in which his death or disability resulted in his termination of employment (prorated for the total period of eligibility calculated as of his date of death or disability termination), the vesting and payout at target for each open long-term incentive program performance share cycle prorated for the amount of time worked in the applicable 3-year cycle, payment of any unpaid cash hiring bonus, financial counseling including individual income tax preparation for one year, and payment of survivor benefits under his supplemental pension arrangement based on the amount of the benefits accrued and vested, as of the date of termination for death or disability. All outstanding unvested stock options will vest and, together with already vested options, will be exercisable in accordance with the terms of the grants applicable to death or disability, and all outstanding unvested restricted stock and restricted stock units will vest. In addition, Mr. Dorman's special deferral account will vest.

     In the event of a termination for "cause," Mr. Dorman shall receive no further compensation from the Company as of his termination date, and all stock options, performance shares, restricted shares, and restricted stock units, whether unvested or vested but not exercised, shall be cancelled.

     In the event of a voluntary resignation, other than a termination due to death or disability or a Good Reason termination without "cause" or retirement based on satisfying the age and service requirements included as termination provisions under the plan, Mr. Dorman will forfeit all restricted stock and restricted stock units as to which restrictions have not lapsed, long-term incentives with respect to uncompleted performance cycles, and outstanding stock options that are not exercisable. He will receive base salary through his date of termination and vested stock options shall remain exercisable for 90 days after termination or until the originally scheduled expiration date, if earlier. Mr. Dorman, to the extent not eligible for retiree medical benefits from the Company, and provided his voluntary resignation occurs after December 1, 2002, will be eligible for benefits under the then-applicable AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan and will be responsible for a portion of the annual premium for this coverage. His agreement also provides that, in the event of a self-initiated termination after

December 31, 2002, and if at the time of Mr. Dorman's resignation Mr. Armstrong is no longer the Chief Executive Officer of the Company and Mr. Dorman has not been named CEO, he will be entitled to accelerated vesting of stock options, restricted stock, restricted stock units, and his outstanding performance shares will continue to vest.

     In the event of a Company-initiated termination for other than "cause" or a Good Reason termination without "cause," Mr. Dorman will be provided the following under the terms of his agreement: base salary through the date of termination, a prorated annual incentive award at target for the year of termination, a severance payment equal to two times the annual base salary and target annual incentive award for the year of termination, the immediate vesting of the special deferral account, payment of benefits under his supplemental pension arrangement based on the amount of the benefits accrued, accelerated vesting of all outstanding unvested restricted shares and restricted stock units, performance shares and stock units will continue to vest, vested AT&T Wireless Services stock options will be exercisable for the remainder of their original term, payment of any unpaid hiring bonuses, and continuation of his Senior Manager Universal Life Insurance. Under the terms of the Senior Officer Separation Plan under which Mr. Dorman is a covered executive, he will be provided the following: deferral of his severance payment for up to five years with up to five annual installments thereafter, all outstanding unvested AT&T stock options will vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant, financial counseling for two years, telephone reimbursement under the Senior Manager Telephone Reimbursement Program, transition counseling and, to the extent not eligible for retiree medical benefits from the Company, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan.

     Mr. Dorman's agreement provides that in the event of a Change in Control of the Company, severance payments to him shall be governed by the Change in Control provisions applicable to senior executives as approved by the AT&T Board on October 23, 2000.

     AT&T entered into an employment agreement with Ms. Bernard dated April 9, 2001. The agreement provided for an initial base salary of $600,000 per year. It also provided a targeted annual incentive award for the 2001 performance year of 100% of her then base salary with payout based on actual financial results and with no proration for her partial service in 2001. Ms. Bernard was also awarded 48,878 performance shares covering the 2001-2003 performance period, 158,025 restricted stock units vesting on April 9, 2004, and an option to purchase, within ten years, 115,558 shares of AT&T common stock with a purchase price of $15.7595 per share granted April 9, 2001, and 77,039 shares of AT&T common stock with a purchase price of $16.8541 per share granted July 2, 2001, in accordance with the Compensation Committee-approved compensation structure for 2001. These option grants vest one-quarter each year beginning on April 9, 2002, and July 2, 2002, respectively, based on continued employment.

     In accordance with her employment agreement, Ms. Bernard was also granted special one-time awards of AT&T restricted stock, AT&T stock options, and AT&T performance shares as follows: (i) an option to purchase, within ten years, up to 1,059,680 shares of AT&T common stock with a purchase price of $15.7595 per share, vesting one-third per year beginning on April 9, 2002, based on continued employment, (ii) an option to purchase, within ten years, 107,224 shares of AT&T common stock with a purchase price of $15.7595 per share, vesting one-quarter per year beginning on April 9, 2002, based on continued employment, (iii) a grant of 231,805 AT&T restricted shares vesting one-third per year beginning on April 9, 2002, based on continued employment, and (iv) two awards each consisting of 48,765 performance shares for the 1999-2001 and 2000-2002 performance periods, respectively. In the event that AT&T issues a tracking stock for AT&T Consumer Services Group and other executives are awarded stock options on such tracking stock, Ms. Bernard's agreement provides that she will be provided stock options consistent with those awarded to similarly situated executives. In connection with the split-off of AT&T Wireless and the separation of AT&T Broadband and subsequent merger with Comcast, Ms. Bernard's agreement provides that all equity granted under her employment agreement is to be treated in accordance with the AT&T Board-approved treatment of equity granted to other Company executives.

     To address certain forfeitures experienced when Ms. Bernard left her previous employer and to incent her to join the Company, the agreement provided for (i) a special lump sum cash payment of $1,000,000 after one year of employment, (ii) a signing bonus of $300,000 within 30 days of her hire, and
(iii) a special $3,000,000 deferral account earning interest quarterly equal to the 10-year United States Treasury Note rate plus 2%, vesting April 9, 2004, based on continued employment. The agreement also provides that when Ms. Bernard sells her second home she will receive a payment to mitigate certain costs associated with the sale.

     Ms. Bernard's agreement provides for certain entitlements in the event of her termination from AT&T under specified circumstances. Pursuant to her agreement, in the event of Ms. Bernard's termination resulting from death or disability, Ms. Bernard, her beneficiaries, or estate will be entitled to her target annual incentive award for the year in which her death or disability resulted in her termination of employment (prorated for the total period of eligibility calculated as of her date of death or disability termination), the vesting and distribution of target payout for each open long-term incentive program performance share cycle, prorated for time on the payroll during the performance period (for the 1999-2001 and 2000-2002 performance shares there is no proration for the period prior to date of hire), and vesting and payout of the special deferral account, and payment of any unpaid cash hiring bonuses. All outstanding unvested stock options vest and, together with already vested options, will be exercisable under the terms and conditions applicable to death or disability, as may be the case, all outstanding unvested restricted stock and restricted stock units will vest, and Ms. Bernard or her estate or beneficiaries, as may be applicable, will be provided financial counseling, plus a tax gross-up, for one year following death or disability.

     In the event of a termination for "cause" (as defined) or in the event of a voluntary resignation, other than a termination due to death or disability or a Good Reason termination (as defined) without "cause" or retirement based on satisfying the age and service requirements included as termination provisions under the plan, Ms. Bernard will forfeit all restricted stock and restricted stock units as to which restrictions have not lapsed, long-term incentives with respect to uncompleted performance cycles, outstanding stock options which are not exercisable, and any deferral amount not yet vested under her special deferral account. She will receive base salary through her date of termination, and in the case of voluntary resignation, vested stock options shall remain exercisable for 90 days after termination or until the originally scheduled expiration date, if earlier. Ms. Bernard, to the extent she voluntarily resigns after September 30, 2003, and to the extent she is not eligible for retiree medical benefits from the Company, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan.

     In the event of a Company-initiated termination for other than "cause" or a Good Reason termination without "cause," Ms. Bernard will be provided the following under the terms of her agreement: base salary through the date of termination, a prorated annual incentive award at target for the year of termination, a lump sum severance payment equal to two times the sum of annual base salary, and target annual incentive award for the year of termination. In addition, all outstanding unvested restricted stock units will vest, performance shares will continue to vest, her special deferral account will vest, and any unpaid hiring bonuses will be paid. Under the terms of the AT&T Senior Officer Separation Plan under which Ms. Bernard is a covered executive, she will be eligible to defer receipt of her severance payment for up to five years with up to five annual installments, her outstanding unvested restricted stock will vest, all outstanding unvested stock options will vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant. Ms. Bernard will be provided continuation of her Senior Management Universal Life Insurance, financial counseling for two years, transition counseling, Senior Management Telephone Reimbursement and, to the extent not eligible for retiree medical benefits from the Company, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan. Her agreement also provides that, in the event of a self-initiated termination after September 30, 2003, at which time she is not the President and Chief Executive Officer of the AT&T Consumer Services Group with its own tracking stock, or of another publicly traded AT&T business unit, such termination will be treated as a Good Reason termination and she will be entitled to the benefits set forth in this paragraph.

     Ms. Bernard's agreement provides that in the event of a Change in Control (as defined) of the Company, severance payments to her shall be governed by the Change in Control provisions applicable to senior executives approved by the AT&T Board on October 23, 2000.

     AT&T entered into an employment/retention agreement with Mr. Ianna dated December 1, 2000. The agreement provided for a base salary of $700,000 per year. It also provided a targeted annual incentive award for the 2001 performance year of 100% of his then base salary with payout based on actual financial results. Mr. Ianna was also provided a 2001 long-term incentive award with a grant value of $8,000,000 and a commitment that his 2002 long-term incentive award would have a grant value of no less than $8,000,000. A special retention restricted share grant with a value of $4,200,000 was granted March 15, 2001, vesting on December 31, 2002, based on continued employment. Prior to December 31, 2002, the grant would vest in the event of death, disability, Company-initiated termination for other than "cause" (as defined), or for Good Reason (as defined). Under the terms of his agreement, Mr. Ianna's special deferral account established on November 1, 1997, vested on February 1, 2001. In addition, as part of his retention, Mr. Ianna was provided a $1,000,000 special deferral account with annual interest at the 30-year United States Treasury Note rate plus 2%, compounded quarterly, that vests 50% on December 31, 2001, and 50% on December 31, 2002, contingent upon continued employment, and a special cash payment of $300,000 net after taxes payable in February 2001. In the event of a Company-initiated termination for other than "cause," Good Reason termination, or death or disability, any unvested portion of the special deferral account fully vests. The agreement also provided, with respect to his outstanding AT&T equity, the following:

          1. 97,974 special options awarded in 2000 will vest under their original terms and conditions, provided, however, once vested they will remain exercisable for the full remaining term.

          2. 325,413 special options and 86,231 restricted stock units granted in 1999 will vest on December 31, 2002, contingent upon continued employment, and stock options will remain exercisable for the full remaining term. Vesting of these special 1999 stock options and restricted stock units will accelerate upon death, disability, approved retirement prior to 65 by the Compensation and Benefits Committee of the AT&T Board, Company-initiated termination for other than "cause," or Good Reason termination.

          3. All other stock options not referenced above that are outstanding as of December 31, 2000, including AT&T Wireless stock options, to the extent not otherwise vested by virtue of their terms and conditions, will vest upon retirement and remain exercisable for the full remaining term, provided such retirement is on or after December 31, 2002.

          4. Restricted stock units granted in March 2001 as part of the 2001 annual long-term incentive award that are not vested upon retirement will vest upon retirement, provided such retirement is on or after December 31, 2002.

       AT&T BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Employee Benefits Committee ("Committee") is responsible for establishing, approving, and administering executive compensation policies and practices that govern the compensation paid to all senior managers of the Company, except that the AT&T Board (other than directors who are employees) is responsible for approving the compensation for the Named Executive Officers in the Summary Compensation Table based upon recommendations of the Committee. The Committee regularly reports to the AT&T Board and is comprised of five independent non-employee directors, none of whom are eligible to participate in any of the pay programs they administer. The Committee held seven meetings during 2001, including both regularly scheduled and special meetings.

COMPENSATION PHILOSOPHY AND OBJECTIVES

     AT&T operates in an extremely competitive and rapidly changing industry. The AT&T Board believes that the compensation programs for executives should be designed to attract and retain executives who possess the high-quality skills and talent necessary to transform the business. The compensation philosophy seeks to provide a strong link between an executive's total earnings opportunity and the short-term and long-term performance of the Company based on the achievement of pre-determined financial targets and operational goals relative to the Company's competitors, as well as to an individual's contributions. The core principles underlying the framework for the programs are:

     - Total compensation opportunities must be competitive -- the value will be based on comparable companies' pay opportunities and will be targeted at levels that will attract, motivate, and retain a highly skilled work force and enable us to compete with other premier employers for the best talent.

     - Pay must be performance-based -- a significant part of each executive's compensation is directly linked to accomplishing specific results that will create shareholder value in the short and long term.

     - A significant portion of the total compensation opportunity should be equity-based -- the Committee believes that an equity stake effectively aligns employee and shareholder interests and provides proper motivation for enhancing shareholder value.

EXECUTIVE COMPENSATION COMPONENTS AND PRACTICES

     The Company's executive compensation program consists of three key components: (1) base salary; (2) short-term incentives, i.e., annual bonus; and
(3) long-term incentives, i.e., performance shares, stock options, and restricted stock or stock units. The Committee relies on analysis from independent compensation consultants, published compensation studies, and proxy data to compare executive compensation to market data of similarly sized companies in the telecommunications industry, as well as other industries in which the Company competes for products, services, and talent to develop a competitive compensation program. This review covers a broader and more diverse set of companies than those identified as the Peer Group included in the Performance Graph in Item 11. The policies and practices for determining executive compensation and specifically that of the Chairman of the Board and Chief Executive Officer, Mr. Armstrong, are described below:

  (1) BASE SALARY

     The Committee establishes the salary ranges for each of the executive officer positions based upon the job responsibilities and scope, level of expertise and experience required, strategic impact of the position, overall business performance, and individual contributions, as well as competitive compensation of similarly positioned executives in comparable companies. Surveys conducted by external compensation consultants provide the market data utilized by the Committee annually as part of the determination of the executive compensation structure. Annual salary adjustments recognize sustained individual performance by the executive, while overall salary increase funding is sensitive to both market movement and Company performance.

     The Committee presents the salary recommendations for the Named Executive Officers to the non-employee directors for approval annually. These salary recommendations are based on the executive's contribution to the Company, experience, expertise, and relative position against competitive market rates. There are no individual performance matrices or pre-established weightings given to each factor.

  (2) ANNUAL INCENTIVES

     All executives are eligible to be considered for annual incentives. The annual bonus for executive officers is based on the Company's key financial and operational results as measured against targets for revenue, earnings (as measured by operational net income, earnings before interest and taxes, or other metric) and other qualitative measures of performance. Targets for these measures are established in advance and reviewed and approved by the Committee and the AT&T Board. The Committee also sets a minimum performance level that must be met before any awards can be paid. If that minimum level is not achieved, there will be no annual bonuses. The final award amount depends on the actual level of performance achieved in comparison to the targets; however, the Committee may choose to make adjustments to the targets or awards to eliminate the effect of certain unplanned events, accounting adjustments, or extraordinary items.

Adjustments, if any, are intended to ensure that award payments reflect the operating results of the Company and are not inflated or deflated artificially.

     For each of the five most highly compensated officers (the Named Executive Officers including the Chairman and Chief Executive Officer), the annual bonus amount is limited to (i) 0.4% of the Company's net cash provided by operating activities for the annual performance period, divided by the total number of Named Executive Officers with respect to such period, or (ii) a lesser amount based on factors including the Company's performance relative to pre-set financial, operational, and individual performance targets applicable to bonuses set for other executive officers.

  (3) LONG-TERM INCENTIVES

     Long-term incentives including stock options, long-term performance incentive awards, and restricted stock or restricted stock units provide a mechanism to reward executive officers for maximizing long-term shareholder value. Grants of stock options and performance shares are made annually under the AT&T 1997 Long Term Incentive Program (as amended, "1997 LTIP"). The size of these annual grants is based on competitive market grant levels for similar positions. The size of previous grants and the number of shares held by an executive generally are not considered in determining annual award levels. Stock option awards and performance share awards are based on creating incremental shareholder value or on the attainment of pre-determined financial targets over a 3-year performance cycle. Grants of restricted stock or restricted stock units are made on a selective basis for purposes of retention or reward for outstanding performance. In total, these awards represent a significant portion of the total compensation opportunity provided to executive officers. In Item 11, the Long-Term Incentive Plans-Awards in 2001 table and the Option/SAR Grants in 2001 table summarize option grants and other equity awards in fiscal year 2001 to the Named Executive Officers.

     Performance Shares: Performance shares, that are units equivalent in value to shares of AT&T Common Stock, are awarded annually based on surveys of competitive market grant levels for similar positions. The value of the payout to each Named Executive Officer for the performance period is limited to (i) 0.13% of the Company's net cash provided by operating activities for each year in the performance period, divided by the total number of Named Executive Officers receiving such payouts, or (ii) a lesser amount, based on factors that include targets for the Company's earnings and revenue established for performance shares for the 3-year performance period.

     The performance share award approved by the Committee for the 1998-2000 performance period, that paid out in 2001, was based on 3-year cumulative earnings per share and revenue results against pre-established targets and relative total shareholder return ("TSR"), as measured against S&P 500 peer group companies. Depending on the level of performance against the 3-year goals, performance share payouts can range between 0% and 200% of the target award, as shown in the Long-Term Incentive Plans-Awards in 2001 table in Item 11. No more than 100% of target can be awarded and paid out based on achievement of the Company's internal financial measures. Award payouts in excess of 100% but no greater than 200% of target can only be attained if AT&T's TSR ranks above the 75th percentile TSR when measured against the peer group. The performance shares are valued based upon the market price of the Company's common stock at the end of the performance period. Based on the Company's actual performance for the period covering 1998-2000, 91% of the performance shares were earned and distributed at a price of $24.175 for executive officers as reported in the Summary Compensation Table in Item 11.

     Stock Options: All executives are eligible to be considered for stock option awards granted annually. The size of the grant is determined by the Committee based on surveys of competitive grant levels for similar positions. Stock options are granted with an exercise price equal to or greater than the fair market value of AT&T common stock on the day of grant and become exercisable after the expiration of a period of time, typically between one and four years, and continue to be exercisable until ten years from the date granted. Such stock options provide incentive for the creation of shareholder value over the long term since the full benefit of the compensation package cannot be realized unless AT&T common stock appreciates during the term of the option. In 2001, the Committee awarded stock options on March 15, 2001, and July 2, 2001, as part of a broader strategy to balance grants during the calendar year and enhance long-term incentive opportunities.

     Restricted Stock: Restricted stock and restricted stock unit awards are granted from time to time to executive officers, primarily for purposes of retention. Restricted stock is subject to forfeiture and may not be disposed of by the recipient until certain restrictions established by the Committee lapse. Generally, recipients of restricted stock or stock units are not required to provide consideration other than the rendering of services or the payment of any minimum amount required by law.

     As part of an extensive review of competitive total compensation levels, the Committee approved an enhanced long-term incentive and retention strategy for 2001 to recognize the need to stabilize the leadership team at a time of extreme volatility and uncertainty in the telecommunications sector and to acknowledge that the overall market decline significantly reduced the Company's holding power with respect to the Company's key executives. The Committee awarded restricted stock units to the Company's executives and the Named Executive Officers as reported in the Summary Compensation Table in Item 11. This special one-time grant was awarded as part of the increase to long-term incentive targets for 2001 and was based on the Committee's findings that suggested AT&T's target award levels were less than the desired competitive benchmark. The award is intended to motivate executives to deliver superior shareholder returns and vests 100% after three years.

OWNERSHIP GUIDELINES

     Stock ownership guidelines for executives were established in 1998 to more closely align their interests with those of the shareholders. The guidelines provide that within a 5-year time period executives should attain an investment interest in AT&T stock or stock units of one to five times their base salary, depending upon the executive's position and scope of responsibilities. The Committee has and will review the guidelines periodically as we restructure the company, and intends to make certain adjustments for the separation of AT&T Broadband and subsequent merger with Comcast or other transactions resulting in an equity restructuring.

DEDUCTIBILITY CAP ON EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies, such as AT&T, for compensation in excess of $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Section 162(m) provides that qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Elements of compensation under the annual bonus and long-term incentive plans qualify for exemption from the annual limit on tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, the Company has a salary and incentive award deferral plan that permits compensation deferred under the plan to be exempt from the limit on tax deductibility.

COMPENSATION FOR THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     During 2001, the Company's most highly compensated officer was C. Michael Armstrong, Chairman and Chief Executive Officer. Mr. Armstrong's 2001 performance was reviewed by the Committee, discussed by the non-employee directors, and reviewed with the AT&T Board. The Committee's recommendations to the AT&T Board concerning the annual cash component (base salary and annual bonus) of Mr. Armstrong's compensation and the AT&T Board's approval of the annual component and his long-term component (performance shares, restricted stock, and stock options) were based on the considerations discussed below.

     Base Salary: Mr. Armstrong's base salary is established based on competitive market rates for a chief executive with his experience and record of accomplishment. As specified in Mr. Armstrong's employment agreement, the Committee reviews Mr. Armstrong's salary annually in comparison with the salaries of chief executive officers of other Fortune 20 companies, industry competitors, and selected other large market-capitalized companies during its annual compensation survey and review process. Mr. Armstrong's salary was not increased in 2001 based on the competitive review by the AT&T Board and the Committee.

     Annual Bonus: The Company and Committee continue to establish aggressive performance targets for annual bonuses. Based on the Company's achievement of certain performance against targeted financial measures described above, and the level of achievement on certain operational objectives including the management of a significant restructuring plan for the Company, the AT&T Board authorized a total annual bonus for Mr. Armstrong of $2,148,000. This amount, 82% of his target annual bonus, reflects performance above threshold but below target. The Committee considered Mr. Armstrong's stewardship in the significant accomplishment of leading the Company through a complex bidding process, a protracted auction and due diligence process involving three potential entities considering a business combination with AT&T Broadband, and finally the AT&T Comcast merger agreement. In addition, other factors such as the significant reduction of AT&T's net debt by nearly $22 billion in 2001, the success in splitting off the AT&T Wireless Services business, winding down the global joint venture with British Telecommunications plc, and navigating the Company through a complex series of restructuring transactions intended to deliver maximum shareholder value over the long term were taken into account when assessing Mr. Armstrong's overall performance. Also, despite an extremely weak telecommunications industry, volatile financial markets, and a declining economy, Mr. Armstrong's leadership continued to prove instrumental as the Company executed its vision of continuing to transform itself into a preeminent communications leader.

     Long-Term Incentives: In January 2001, the AT&T Board increased Mr. Armstrong's long-term incentive target to better align his total compensation with comparable executives at premier companies. As a result, during 2001 the AT&T Board granted Mr. Armstrong options to acquire 1,098,442 shares of AT&T common stock that become exercisable in equal annual installments in 2002, 2003, 2004, and 2005. The AT&T Board granted the options effective March 15, 2001, and July 2, 2001, for 659,046 and 439,396 shares, respectively. The Committee also granted Mr. Armstrong 278,563 performance shares for the 2001-2003 cycle as described in the previous Long-Term Incentives section above. The 1998-2000 performance cycle, which concluded at year-end 2000, paid out at 91% in 2001 based on 3-year cumulative financial measures discussed in the Performance Shares section of this report. Mr. Armstrong's distribution (34,125 shares of the 37,500 shares awarded) was valued at $824,972 as indicated in the Summary Compensation Table in Item 11, 100% of which he previously elected to defer under the Company's deferral plan. The distribution amount represents 57% of the original target value of the award at the time of grant. The AT&T Board also granted Mr. Armstrong a special, one-time award of 227,434 restricted stock units of AT&T common stock in 2001, consistent with the compensation strategy for all other executives of the Company. This award will vest 100% on March 15, 2004.

                                          The Compensation and Employee
                                          Benefits Committee

                                          George M.C. Fisher, Chairman
                                          Kenneth T. Derr
                                          Amos B. Hostetter, Jr.
                                          Louis A. Simpson
                                          Michael I. Sovern

                               AT&T COMMON STOCK
                        FIVE-YEAR PERFORMANCE COMPARISON

     The graph below provides an indicator of cumulative total shareholder returns for AT&T common stock compared with the S&P 500 Stock Index and a Peer Group(1). The Peer Group excludes the Regional Bell Operating companies since local telephone service is a more major part of their businesses than of AT&T's business.

                               Performance Graph

                           DEC-96         DEC-97         DEC-98         DEC-99         DEC-00         DEC-01
                        ------------   ------------   ------------   ------------   ------------   ------------
 AT&T common stock          100            154            194            198             69             93
 S&P 500                    100            133            171            208            189            166
 Peer Group                 100            139            265            394            203            151

EXPLANATION

     The graph assumes $100 invested on December 31, 1996, in AT&T common stock, the S&P 500 Index, and Peer Group common stock with the reinvestment of all dividends, including the Company's distribution to shareholders of NCR common stock on December 31, 1996, and AT&T Wireless common stock on July 9, 2001(2). For the purpose of this chart, the NCR and AT&T Wireless distributions are treated as nontaxable cash dividends that would have been converted into additional AT&T shares at the close of business for NCR on December 31, 1996, and at the close of business for AT&T Wireless on July 9, 2001. The number of shares of AT&T common stock outstanding and per share data have been adjusted to reflect the three-for-two stock split paid on April 15, 1999.
---------------

(1.) The Peer Group is composed of companies worldwide that compete against AT&T in its industry segments of telecommunications and cable television services. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The Peer Group is comprised of the following companies: ALLTEL Corporation; British Telecommunications plc (American Depository Receipt -- "ADR"); Cable & Wireless plc (ADR); Cablevision Systems Corporation, Class A; Comcast Corporation, Class A Special; Cox Communications, Inc., Class A; Sprint FON Group; Vodafone Group Plc (ADR); and WorldCom, Inc. (formerly MCI WorldCom, Inc.).

(2.)  Data Source: S&P Computstat

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF VOTING SECURITIES IN EXCESS OF FIVE PERCENT BY BENEFICIAL OWNERS

     The Company does not know of any person or entity that beneficially owns more than 5% of its outstanding common stock.

STOCK OWNERSHIP OF MANAGEMENT AND DIRECTORS

     The following table sets forth information concerning the beneficial ownership of AT&T common stock as of March 1, 2002, for (a) each current director elected to the AT&T Board in 2001 and each nominee for election as a director in 2002; (b) each of the officers named in the Summary Compensation Table herein ("Named Executive Officers") not listed as a director; and (c) directors and executive officers as a group. No director or executive officer owns any AT&T preferred shares. Except as otherwise noted, the nominee or family members had sole voting and investment power with respect to such securities.

                                                          NUMBER OF SHARES
                                         ---------------------------------------------------
                                         BENEFICIALLY     DEFERRAL                PERCENT OF
NAME                                        OWNED         PLANS(1)     TOTAL        CLASS
----                                     ------------     --------   ----------   ----------
(a)
C. Michael Armstrong(2)................    1,946,529(3)    90,907     2,037,436         *
J. Michael Cook........................        3,000        4,527         7,527         *
Kenneth T. Derr(4).....................        5,450       20,995        26,445         *
David W. Dorman........................      955,995(5)         0       955,995         *
M. Kathryn Eickhoff(6).................        8,500       12,618        21,118         *
George M. C. Fisher....................       15,132       23,571        38,703         *
Amos B. Hostetter, Jr. ................   53,562,657(7)    13,147    53,575,804      1.51%
Shirley A. Jackson.....................          391        4,633         5,024         *
Donald F. McHenry......................        4,887       17,985        22,872         *
Charles H. Noski(8)....................    1,243,086(9)   202,665     1,445,751         *
Louis A. Simpson.......................      144,869(10)   10,735       155,604         *
Michael I. Sovern......................        2,300       19,180        21,480         *
Sanford I. Weill.......................       75,000        6,964        81,964         *

(b)
Betsy J. Bernard.......................      657,919(11)        0       657,919         *
Frank Ianna............................    1,032,170(12)   12,304     1,044,473         *

(c)
Directors and Executive Officers as a
  group................................   61,729,388(13)  541,900    62,271,288      1.74%

---------------

  *  Less than one percent

 (1) Share units held in deferred compensation accounts that do not constitute beneficially owned securities.

 (2) Also beneficially owns 10,000 shares of At Home Corporation Series A common stock.

 (3) Includes beneficial ownership of 1,697,362 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

 (4) Also beneficially owns 3,735 shares of Comcast Corporation common stock.

 (5) Includes beneficial ownership of 190,794 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

 (6) Includes 2,000 shares of AT&T common stock held by a trust, as to which Ms. Eickhoff has disclaimed beneficial ownership. Also beneficially owns 500 shares of At Home Corporation Series A common stock.

 (7) Includes 9,720,740 shares of AT&T common stock as to which Mr. Hostetter has disclaimed beneficial ownership.

 (8) Also beneficially owns 86 shares of Comcast Corporation common stock held in a family trust.

 (9) Includes beneficial ownership of 946,332 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans and 285,108 shares that are held in family and other trusts.

(10) Includes beneficial ownership of 62,631 shares that may be acquired within 60 days pursuant to an existing MediaOne Group, Inc. stock option that was converted into a fully vested option for AT&T common stock expiring on June 16, 2008, at an exercise price of $18.9446. (See section entitled "Simpson Transactions" under "Certain Relationships and Related Transactions.")

(11) Includes beneficial ownership of 408,922 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

(12) Includes beneficial ownership of 695,512 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

(13) Includes beneficial ownership of 5,491,532 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     On March 19, 1999, AT&T loaned the amount of $2,000,000 to Mr. Dorman, who was subsequently elected President of AT&T on December 1, 2000. This loan was made for the purpose of permitting Mr. Dorman to repay loans made to him by a previous employer. Repayment of this loan was demanded and made in full in January 2001, and a new loan for the same purpose and the same amount was made by AT&T to Mr. Dorman in its place effective January 2, 2001. The new loan is to be repaid by the earliest of April 1, 2002, Mr. Dorman's termination of employment, or upon his death.

     AT&T made additional loans to Mr. Dorman in the amounts of $3,790,520.99 on December 28, 2000, and $1,240,339.73 on April 13, 2001. The purpose of these loans was to provide funds for Mr. Dorman to pay federal withholding taxes resulting from his election under Section 83(b) of the Internal Revenue Code to include in his 2000 taxable wage base the fair market value of 715,999 restricted shares of AT&T common stock that were granted to Mr. Dorman at the time of his election as AT&T President. These loans are to be repaid by the earliest of December 31, 2002, Mr. Dorman's termination of employment, or upon his death.

     Interest on the above loans has been forgiven by AT&T. The forgiven interest, at the applicable federal short-term rate established by the IRS under
Section 1274(d) of the IRC in effect for each month that there is an outstanding balance on each loan, results in imputed income to Mr. Dorman. Mr. Dorman is responsible for the payment of any income taxes resulting from all such imputed income.

HOSTETTER TRANSACTIONS

     The Company, Meteor Acquisition Inc., and MediaOne Group, Inc. ("MediaOne") entered into an Agreement and Plan of Merger dated May 6, 1999. Amos B. Hostetter, Jr., a significant shareholder of MediaOne, assisted AT&T in negotiating an agreement, to the extent permitted by his shareholder agreement with MediaOne. On July 21, 1999, Mr. Hostetter was elected to serve on the AT&T Board. The merger was consummated on June 15, 2000. Upon completion of the distribution of merger consideration by AT&T, Mr. Hostetter received 39,770,261 shares of AT&T common stock and a cash payment of $1,734,800,958.13. Mr. Hostetter also received 9,720,740 shares of AT&T common stock and a cash payment of $424,024,097.34 through a charitable foundation which he disclaims beneficial ownership.

     Mr. Hostetter, indirectly through investment companies, holds greater than 10% attributable ownership interests in four private companies that may derive a significant percentage of their revenues from AT&T in

2002. These four companies, Emperative, Inc., Navic Networks, Inc., Stargus, Inc., and Ucentric Systems, Inc., may individually derive greater than 5% of their 2002 revenues from AT&T.

SIMPSON TRANSACTIONS

     The Company, Meteor Acquisition Inc., and MediaOne Group, Inc. ("MediaOne") entered into an Agreement and Plan of Merger dated May 6, 1999. The merger was consummated on June 15, 2000. Upon completion of the distribution of merger consideration by AT&T, Mr. Simpson received 32,238 shares of AT&T common stock and a cash payment of $1,406,160. In addition, an existing MediaOne stock option held by Mr. Simpson was converted into a fully vested option expiring on June 16, 2008, to purchase 62,631 shares of AT&T common stock at an exercise price of $18.9446. On July 19, 2000, Mr. Simpson was elected to serve on the AT&T Board.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8:

                                                              PAGES
                                                              -----
     Report of Management...................................    90
     Report of Independent Accountants......................    91
Statements:
     Consolidated Statements of Income......................    92
     Consolidated Balance Sheets............................    93
     Consolidated Statements of Changes in Shareowners'
      Equity................................................    94
     Consolidated Statements of Cash Flows..................    96
     Notes to Consolidated Financial Statements.............    97

     (2) Financial Statement Schedule:

     Report of Independent Accountants......................     207
Schedule:
     II -- Valuation and Qualifying Accounts................     208

     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment of the registrant filed June 8, 1998, Certificate of Amendment of the registrant filed March 9, 1999, Certificate of Amendment of the registrant filed April 12, 2000,Certificate of Amendment of the registrant filed June
                2, 2000, Certificate of Amendment of the registrant filed on June 15, 2000, Certificate of Amendment of the registrant filed on January 19, 2001, Certificate of Amendment of the registrant filed on June 6, 2001 and Certificate of Amendment of the registrant filed on June 20, 2001.

(3)b            By-Laws of the registrant, as amended January 25, 2001
                (Exhibit (3)b to Form 10-K for 2000, File No. 1-1105).
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit
                (10)(i)1 to Form 10-K for 1996, File No. 1-1105).
(10)(i)2        Form of Distribution Agreement, dated as of November 20,
                1996, by and between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5        Form of Employee Benefits Agreement, dated as of November
                20, 1996, between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).

(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).

(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No.
                333-93917) as filed on December 30, 1999).

(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages
                thereof, on the other hand (incorporated by reference to
                Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and
                Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to
                Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)33       Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to
                Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the
                Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2001).
(10)(i)35       Support Agreement dated as of December 19, 2001 among AT&T
                Corp., Comcast Corporation, AT&T Comcast Corporation, Sural
                LLC and Brian L. Roberts (incorporated by reference to
                Exhibit 2.3 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)36       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by
                reference to Exhibit 2.4 to the Registration Statement on
                Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as
                filed on February 11, 2001).
(10)(i)37       Employee Benefits Agreement dated as of December 19, 2001
                between AT&T Corp. and AT&T Broadband Corp.
(10)(i)38       Amended and Restated 364-Day Competitive Advance and
                Revolving Credit Facility Agreement, dated as of December
                14, 2001, among AT&T Corp., the Lenders party thereto,
                CITIBANK, N.A., CREDIT SUISSE FIRST BOSTON and GOLDMAN SACHS
                CREDIT PARTNERS L.P., as Administrative Agents, and
                CITIBANK, N.A., as Paying Agent.
(10)(iii)(A)1   AT&T Short Term Incentive Plan as amended March, 1994
                (Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No.
                1-1105).
(10)(iii)(A)2   AT&T 1987 Long Term Incentive Program as amended December
                17, 1997 (Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File
                No. 1-1105).
(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (Exhibit (10)(iii)(A)3 to Form 10-K
                for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (Exhibit (10)(iii)(A)5 to Form 10-K for
                1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (Exhibit (10)(iii)(A)6 to Form
                10-K for 1993, File No. 1-1105).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (Exhibit (10)(iii)(A)1 to Form 10-K
                for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File
                No. 1-1105).
(10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan, as amended and
                restated effective October 1, 1996 (Exhibit (10)(iii)(A)9 to
                Form 10-K for 1996, File No. 1-1105).

(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (Exhibit (10)(iii)(A)10 to Form 10-K for
                1996, File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (Exhibit (10)(iii)(A)11 to Form
                10-K for 1998, File No. 1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25,
                1988, File No. 1-1105) including AT&T Mid-Career Pension
                Plan, as amended and restated July 1, 1999 (Exhibit
                (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through
                March 14, 2000 (Exhibit (10)(iii)(A)13 to Form 10-K for
                1999, File No. 1-1105).
(10)(iii)(A)14  Form of Indemnification Contract for Officers and Directors
                (Exhibit (10)(iii)(A)6 to Form SE, dated March 25, 1987,
                File No. 1-1105).
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised
                February 20, 1989 (Exhibit (10)(iii)(A)15 to Form 10-K for
                1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (Exhibit (3)b to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (Exhibit
                (10)(iii)(A)17 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (Exhibit (10)(iii)(A)18 to
                Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)19  Form of Pension Agreement between AT&T Corp. and Frank Ianna dated October 30, 1997 (Exhibit (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)20  Form of Pension Agreement between AT&T Corp. and John C.
                Petrillo dated October 30, 1997 (Exhibit (10)(iii)(A)21 to
                Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)21  Form of Employment Agreement between AT&T Corp. and Betsy J.
                Bernard dated April 6, 2001.
(10)(iii)(A)22  Form of Employment Agreement between AT&T Corp. and C.
                Michael Armstrong dated October 17, 1997 (Exhibit
                (10)(iii)(A)23 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)23  Form of Employment Agreement between AT&T Corp. and William
                T. Schleyer dated November 6, 2001.
(10)(iii)(A)24  Liberty Media 401(K) Savings Plan (Incorporation herein by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form S-4 of
                AT&T Corp. (Commission File No. 333-70279) filed March 10,
                1999).
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (Exhibit (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (Exhibit (10)(iii)(A)26 to Form 10-K for 2000, File No.
                1-1105).
(10)(iii)(A)27  Form of Employment Agreement between AT&T Corp. and Charles
                H. Noski dated December 8, 1999 (Exhibit (10)(iii)(A)27 to
                Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)28  Form of Special Deferral Agreement between AT&T Corp. and
                Charles H. Noski dated January 26, 2001 (Exhibit
                (10)(iii)(A)28 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)29  Form of Special Deferral Agreement between AT&T Corp. and
                Frank Ianna dated January 16, 2001 (Exhibit (10)(iii)(A)29 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)30  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit (10)(iii)(A)30 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit (10)(iii)(A)31 to Form 10-K for 2000, File No. 1-1105).

(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective
                October 23, 2000 (Exhibit (10)(iii)(A)32 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Form of Loan Agreement between AT&T Corp. and David Dorman dated April 13, 2001.
(10)(iii)(A)34  Form of Special Deferral Agreement between AT&T Corp. and Charles H. Noski dated January 16,
                2002.
(10)(iii)(A)35  Form of Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001.
(12)            Computation of Ratio of Earnings to Fixed Charges.
(21)            List of subsidiaries of AT&T.
(23)a           Consent of PricewaterhouseCoopers, LLP.
(23)b           Consent of KPMG, LLP.
(24)            Powers of Attorney executed by officers and directors who signed this report.
(99)            Liberty Media Corporation Financials

     AT&T will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. AT&T will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

     During the fourth quarter 2001, Form 8-K dated October 15, 2001 was filed pursuant to Item 5 (Other Events and Item 7 (Financial Statements and Exhibits) on October 23, 2001 and Form 8-K dated December 19, 2001 was filed pursuant to
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on December 21, 2001.

               REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareowners of AT&T Corp.:

     Our audits of the consolidated financial statements referred to in our report dated March 25, 2002 appearing in the 2001 Annual Report to Shareholders of AT&T Corp. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
March 25, 2002

SCHEDULE II -- SHEET 1

                                   AT&T CORP.
                       AND ITS CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

COLUMN A                                           COLUMN B     COLUMN C      COLUMN D       COLUMN E
                                                  BALANCE AT   CHARGED TO                   BALANCE AT
                                                  BEGINNING    COSTS AND                      END OF
DESCRIPTION                                       OF PERIOD     EXPENSES    DEDUCTIONS(A)     PERIOD
-----------                                       ----------   ----------   -------------   ----------
Year 2001
Allowances for doubtful accounts(b).............    $1,241       $1,130        $1,486         $  885
Deferred tax asset valuation allowance(c).......    $  779       $   16        $  738         $   57
Year 2000
Allowances for doubtful accounts(b).............    $1,204       $1,080        $1,043         $1,241
Deferred tax asset valuation allowance(c).......    $  223       $  824        $  268         $  779
Year 1999
Allowances for doubtful accounts(b).............    $1,032       $1,216        $1,044         $1,204
Deferred tax asset valuation allowance(c).......    $  268       $  124        $  169         $  223

---------------

(a) For allowances for doubtful accounts, this column includes amounts written off as uncollectible and in 2001, the deconsolidation of At Home Corporation (Excite@Home), net of recoveries.

(b) Includes allowances for doubtful accounts on long-term receivables of $58, $56, and $53 at December 31, 2001, 2000, and 1999, respectively (included in other assets in the Consolidated Balance Sheets).

(c) The decrease in the deferred tax asset valuation allowance in 2001 was primarily due to the deconsolidation of Excite@Home which is shown within the deductions column. The increase in the deferred tax asset valuation allowance in 2000 was primarily due to the consolidation of Excite@Home and the merger with MediaOne Group, Inc. The increase in 1999 was primarily due to the merger with Tele-Communications, Inc. These increases are shown within the charged to costs and expenses column.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT&T CORP.

                                          By:     /s/ MARILYN J. WASSER
                                            ------------------------------------
                                                        M. J. Wasser
                                            Vice President -- Law and Secretary
March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        SIGNATURE                                  TITLE                       DATE
                        ---------                                  -----                       ----
          Principal Executive Officers:

                        *                                Chairman of the Board and        March 29, 2002
    -----------------------------------------             Chief Executive Officer
               C. Michael Armstrong

           Principal Financial Officer:


                        *                             Senior Executive Vice President     March 29, 2002
    -----------------------------------------           and Chief Financial Officer
                 Charles H. Noski

          Principal Accounting Officer:


                        *                              Vice President and Controller      March 29, 2002
    -----------------------------------------
                Nicholas S. Cyprus


                        *                                         Director                March 29, 2002
    -----------------------------------------
                 J. Michael Cook


                        *                                         Director                March 29, 2002
    -----------------------------------------
                 Kenneth T. Derr


                        *                                         Director                March 29, 2002
    -----------------------------------------
                   David Dorman


                        *                                         Director                March 29, 2002
    -----------------------------------------
               M. Kathryn Eickhoff


                        *                                         Director                March 29, 2002
    -----------------------------------------
               George M. C. Fisher


                        *                                         Director                March 29, 2002
    -----------------------------------------
              Amos B. Hostetter, Jr.

                        SIGNATURE                                  TITLE                       DATE
                        ---------                                  -----                       ----

                        *                                         Director                March 29, 2002
    -----------------------------------------
                Shirley A. Jackson


                        *                                         Director                March 29, 2002
    -----------------------------------------
                Donald F. McHenry


                        *                                         Director                March 29, 2002
    -----------------------------------------
                 Charles H. Noski


                        *                                         Director                March 29, 2002
    -----------------------------------------
                 Louis A. Simpson


                        *                                         Director                March 29, 2002
    -----------------------------------------
                Michael I. Sovern


                        *                                         Director                March 29, 2002
    -----------------------------------------
                 Sanford I. Weill


 By:              /s/ MARILYN J. WASSER
        -----------------------------------------
                       M. J. Wasser
                   (attorney-in-fact)*