Form 10-K/A
period 2001-12-31
AT&T CORP
filed 2002-05-03
CIK 5907

 AS FILED ELECTRONICALLY WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3,
                                      2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

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

     On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would be approximately 0.35. Assuming certain conditions, AT&T shareowners will own an approximate 55% economic stake and an approximate 61% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions, and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval. AT&T has not yet determined the timing of the distribution, which may be made within a year of shareowner approval or may be made thereafter, depending on market conditions. Additionally, the AT&T board of directors could decide not to proceed with the distribution of the tracking stock, or could proceed at a time or in a manner different from its current intentions.

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

     Costs of services and products increased $1.8 billion, or 16.2%, in 2000 compared with 1999. Nearly $1.9 billion of the increase was due to acquisitions and the impact of consolidating Excite@Home, net of the impact of Concert and divestments of international businesses. The expense also increased due to higher costs associated with new outsourcing contracts of approximately $0.5 billion and approximately $0.3 billion of higher cable television programming costs principally due to rate increases and higher costs associated with new broadband services. These increases were partially offset by approximately $0.9 billion of cost savings from continued cost control initiatives and a higher pension credit in 2000, primarily driven by a higher pension trust asset base, resulting from increased investment returns.

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

     Cumulative effect of accounting change, net of applicable income taxes, is comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG in 2001. The $0.4 billion recorded by AT&T, excluding LMG, was attributable primarily to fair value adjustments of equity derivative instruments embedded in indexed debt instruments and warrants held in both public and private companies due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

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

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             ---------------------------
                                                              2001       2000      1999
                                                             -------    ------    ------
                                                                (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE AMOUNTS)
AT&T Common Stock Group -- per basic share:
  (Loss) earnings from continuing operations...............  $(1.33)    $0.76     $1.91
  AT&T Common Stock Group earnings.........................    2.50      0.89      1.77
AT&T Common Stock Group -- per diluted share:
  (Loss) earnings from continuing operations...............   (1.33)     0.75      1.87
  AT&T Common Stock Group earnings.........................    2.50      0.88      1.74

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

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                 DOLLARS IN MILLIONS
External revenue
  Services revenue......................................   $27,056     $27,972     $28,070
  Equipment and product sales revenue...................       228         185          17
Total external revenue..................................    27,284      28,157      28,087
Internal revenue........................................       740         743         605
Total revenue...........................................    28,024      28,900      28,692
EBIT....................................................    (2,154)      5,990       5,248
EBITDA..................................................     1,949      10,200       9,468
Capital additions.......................................     5,456       6,839       9,091

                                                           AT DECEMBER 31,
                                                          -----------------
                                                           2001      2000
                                                          -------   -------
Total assets............................................  $40,339   $42,747

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

     In 2002, we expect EBITDA, which excludes net losses related to equity investments and other income (expense), to increase as a result of expense reductions generated from previous years' restructuring charges as well as continued growth from advanced services (broadband telephony and high-speed data).

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

 (d) AT&T has contractual obligations that extend through 2006 for services that include computer application design, development and testing as well as the operation of a data center that hosts many of the computer applications operated throughout AT&T. These contracts are based on the level of services we require and include termination fees if the level of services required is reduced in excess of limits outlined in the agreements. These contracts also include termination fee clauses if we exit the contracts. Since these contracts are based on the level of services we require, we assessed our minimum exposure based on the termination fees to exit the contracts which decline each year throughout the term of the contracts. If we elect to exit these contracts, the maximum termination fees we would be obligated to pay in the year of termination would be approximately $475 million in 2002, $360 million in 2003, $310 million in 2004, $240 million in 2005 or $165 million in 2006.

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

 (g) In 1997, AT&T Broadband's predecessor, TCI, entered into a 25-year affiliation term sheet with Starz Encore Group pursuant to which AT&T may be obligated to pay fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! programming. The future commitment, which is calculated based on a fixed number of subscribers, increases annually from $306 million in 2002 to $315 million in 2003 and will increase annually through 2022 with inflation, subject to certain adjustments, including increases in the number of subscribers. The amounts in the above table do not take into account any increase in subscribers or expected inflation. The affiliation term sheet further provides that to the extent Starz Encore Group's programming costs increase above certain levels, AT&T's payments under the term sheet will be increased in proportion to the excess. Excess programming costs that may be payable by AT&T in future years are not presently estimable and could be significant.

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

     The fair value of foreign exchange contracts is subject to the changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. For contracts outstanding at December 31, 2001 and 2000, a 10% appreciation of the US dollar against foreign currencies from the prevailing rates would have resulted in an incremental pretax net unrealized loss of approximately $492 million and $6 million, respectively. The increase of the change from last year is primarily due to approximately $5.3 billion of foreign exchange contracts entered into relating to the commencement of a Euro Commercial Paper Program and our obligation to purchase the outstanding AT&T Canada shares we do not own. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

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

SUBSEQUENT EVENTS

     In March 2002, AT&T Canada announced the formation of a committee of the board of directors to help AT&T Canada with issues they are facing in the foreseeable future. Such issues include a significant regulatory decision expected in the next month which could have a significant impact on the future of sustainable competition in Canada; the effect of AT&T satisfying its obligation to purchase the shares of AT&T Canada it does not own; and the impact of these events on operating and financial results of AT&T Canada. In addition, the committee appointed financial advisors to evaluate various scenarios regarding issues, opportunities and alternatives for AT&T Canada. It is expected that the outcome of these evaluations will have a negative effect on the underlying value of AT&T Canada shares, which will result in AT&T recording up to $250 million of additional losses on its commitment to purchase the publicly owned shares of AT&T Canada, excluding any impact of the floor price accretion.

     Effective April 1, 2002, Concert was unwound. Pursuant to the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture (see
Note 5).

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

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $ 10,592    $     64
Accounts receivable, less allowances of $827 and $1,185.....     7,736       9,408
Other receivables...........................................     1,645       1,645
Investments.................................................       668       2,102
Deferred income taxes.......................................     1,230         720
Other current assets........................................       657         781
                                                              --------    --------
Total Current Assets........................................    22,528      14,720
                                                              --------    --------
Property, plant and equipment, net..........................    41,322      41,269
Franchise costs, net of accumulated amortization of $2,501
  and $1,664................................................    42,819      48,218
Goodwill, net of accumulated amortization of $1,307 and
  $609......................................................    24,675      26,782
Investment in Liberty Media Group and related receivables,
  net.......................................................        --      34,290
Other investments and related advances......................    23,818      30,875
Prepaid pension costs.......................................     3,337       3,003
Other assets................................................     6,783       7,979
Net assets of discontinued operations.......................        --      27,224
                                                              --------    --------
Total Assets................................................  $165,282    $234,360
                                                              ========    ========
LIABILITIES
Accounts payable............................................  $  4,744    $  5,382
Payroll and benefit-related liabilities.....................     2,084       1,991
Debt maturing within one year...............................    12,958      31,838
Liability under put options.................................        --       2,564
Other current liabilities...................................     5,641       6,200
                                                              --------    --------
Total Current Liabilities...................................    25,427      47,975
                                                              --------    --------
Long-term debt..............................................    40,527      33,089
Long-term benefit-related liabilities.......................     3,594       3,670
Deferred income taxes.......................................    28,160      32,054
Other long-term liabilities and deferred credits............     7,614       4,823
                                                              --------    --------
Total Liabilities...........................................   105,322     121,611
                                                              --------    --------
Minority Interest...........................................     3,560       4,841
Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated
  Debt Securities of AT&T...................................     4,720       4,710
SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000
  shares; issued and outstanding 3,542,405,744 shares (net
  of 851,746,431 treasury shares) at December 31, 2001 and
  3,760,151,185 shares (net of 416,887,452 treasury shares)
  at December 31, 2000......................................     3,542       3,760
AT&T Wireless Group Common Stock, $1 par value, authorized
  6,000,000,000 shares, issued and outstanding 361,802,200
  shares at December 31, 2000...............................        --         362
Liberty Media Group Class A Common Stock, $1 par value,
  authorized 4,000,000,000 shares, issued and outstanding
  2,363,738,198 shares (net of 59,512,496 treasury shares)
  at December 31, 2000......................................        --       2,364
Liberty Media Group Class B Common Stock, $1 par value,
  authorized 400,000,000 shares, issued and outstanding
  206,221,288 shares (net of 10,607,776 treasury shares) at
  December 31, 2000.........................................        --         206
Additional paid-in capital..................................    51,964      90,496
(Accumulated deficit) retained earnings.....................    (3,484)      7,408
Accumulated other comprehensive loss........................      (342)     (1,398)
                                                              --------    --------
Total Shareowners' Equity...................................    51,680     103,198
                                                              --------    --------
Total Liabilities and Shareowners' Equity...................  $165,282    $234,360
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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

2.  RESTRUCTURING OF AT&T

     On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units.

     On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would have been approximately 0.35. Assuming certain conditions, AT&T shareowners will own an approximate 55% economic stake and an approximate 61% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval. AT&T has not yet determined the timing of the distribution, which may be made within a year of shareowner approval or may be made thereafter, depending on market conditions. Additionally, the AT&T board of directors could decide not to proceed with the distribution of the tracking stock, or could proceed at a time or in a manner different from its current intentions.

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

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis, and 1,136 million shares of AT&T Wireless common stock, held by AT&T were distributed to AT&T common shareowners on a basis of 0.3218 of a share of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. For accounting purposes, the deemed effective split-off date was June 30, 2001. At the time of split-off, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
for-equity exchange in July 2001. The remaining portion of these holdings was monetized in October and December of 2001 through the issuance of debt that is exchangeable into Wireless shares (or their cash equivalent) at maturity. The split-off of AT&T Wireless resulted in a noncash tax-free gain of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless. This gain was recorded in the third quarter of 2001 as a "Gain on disposition of discontinued operations."

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

     In 2001, AT&T recorded $1.8 billion after-tax charges ($3.0 billion pretax) reflecting the estimated loss on AT&T's commitment to purchase the publicly owned shares of AT&T Canada. Included in these charges was approximately $0.6 billion related to the assumption of BT's obligation to purchase the publicly owned shares of AT&T Canada. These charges reflect the difference between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them, including the 4% accretion of the floor price, and are included in "Net losses related to other equity investments" in the Consolidated Statement of Income and the related liability within "Other long-term liabilities and deferred credits" in the Consolidated Balance Sheet. The purchase commitment will continue to be evaluated against the difference between the contractual floor price and underlying value of AT&T Canada shares, which could result in the recognition of future additional charges in the amount of approximately $1.1 billion, assuming that the commitment is executed on June 30, 2003. As of December 31, 2001, the aggregate amount that AT&T would need to pay to complete its obligation related to AT&T Canada is approximately $3.2 billion. This obligation may be settled using cash or AT&T common stock, or any combination thereof.

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

     The following table displays the activity and balances of the restructuring reserve account:

                                                               TYPE OF COST
                                                ------------------------------------------
                                                 EMPLOYEE      FACILITY
                                                SEPARATIONS    CLOSINGS    OTHER    TOTAL
                                                -----------    --------    -----    ------
Balance at January 1, 1999....................    $  118        $ 369      $ 30     $  517
  Additions...................................       142           --         3        145
  Deductions..................................      (110)        (130)      (12)      (252)
Balance at December 31, 1999..................       150          239        21        410
  Additions...................................       503           32        62        597
  Deductions..................................      (394)         (98)      (47)      (539)
Balance at December 31, 2000..................       259          173        36        468
  Additions...................................     1,014          322        27      1,363
  Deductions..................................      (765)        (179)      (44)      (988)
Balance at December 31, 2001..................    $  508        $ 316      $ 19     $  843

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Summarized combined financial information for investments accounted for under the equity method was as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000       1999
                                                           ---------   --------   ---------
CONCERT
Revenue..................................................   $ 6,189     $7,748          --
Operating (loss) income..................................    (3,574)       329          --
(Loss) income from continuing operations before
  extraordinary items and cumulative effect of accounting
  change.................................................    (3,609)       103          --
Net (loss) income........................................    (3,609)       103          --

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Current assets..............................................  $3,744   $4,652
Non-current assets..........................................   1,758    4,702
Current liabilities.........................................   4,296    4,677
Non-current liabilities.....................................      76    2,107
Redeemable preferred stock..................................      --       --
Minority interest...........................................      --       --

                                                            FOR THE YEARS ENDED DECEMBER
                                                                        31,
                                                            ----------------------------
                                                             2001       2000       1999
                                                            -------    -------    ------
AT&T CANADA
Revenue...................................................  $1,000     $1,001     $ 590
Operating (loss)..........................................    (226)      (225)     (248)
(Loss) from continuing operations before extraordinary
  items and cumulative effect of accounting change........    (521)      (351)       (4)
Net (loss)................................................    (518)      (351)       (4)

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Current assets..............................................  $  391   $  227
Non-current assets..........................................   2,590    2,661
Current liabilities.........................................     256      276
Non-current liabilities.....................................   2,963    2,439
Redeemable preferred stock..................................      --       --
Minority interest...........................................      --       --

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001       2000        1999
                                                           --------   ---------   ---------
OTHER EQUITY INVESTMENTS
Revenue..................................................   $8,150     $18,686     $ 8,376
Operating income (loss)..................................       87      (1,051)     (1,278)
Income (loss)from continuing operations before
  extraordinary items and cumulative effect of accounting
  change.................................................      729      (1,503)     (2,266)
Net income (loss)........................................      716      (1,550)     (2,373)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Current assets..............................................  $   654   $ 4,994
Non-current assets..........................................   11,183    25,015
Current liabilities.........................................    1,188     4,042
Non-current liabilities.....................................    7,010    17,970
Redeemable preferred stock..................................        7     1,589
Minority interest...........................................      151       623

     We also have investments accounted for under the cost method of accounting. At December 31, 2001 and 2000, we had cost method investments included in "Other investments and related advances" in the Consolidated Balance Sheets of $19.2 billion and $20.4 billion, respectively. At December 31, 2001 and 2000, approximately $7.9 billion and $6.5 billion, respectively, of our cost investments are indexed to certain long term debt instruments (see Note 12). In addition, there were approximately $0.7 billion and $2.1 billion of investments that were classified as current assets at December 31, 2001 and 2000, respectively, since they are indexed to certain currently maturing debt instruments. Under the cost method, investments are stated at cost, and earnings are recognized to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. These investments, are covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are carried at fair value. Some of our cost method investments are classified as "trading" securities, and are marked-to-market through the income statement. Other cost investments are classified as "available-for-sale" securities, and are marked-to-market through other comprehensive income on the balance sheet. We record an investment impairment charge on our "available-for-sale" securities in "Other (expense) income" in the Consolidated Statement of Income when we believe the decline in the investment value is other than temporary. During 2001, we recorded impairment charges on such securities of $1.1 billion, consisting primarily of charges related to Vodafone plc and Time Warner Telecom of $0.4 billion and $0.3 billion, respectively.

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

          c. If the fair market value of a Vodafone ADR is less than or equal to the call price but greater than or equal to the put price, the Vodafone collar will expire worthless and no cash payment will be made or received by MediaOne SPC IV or MediaOne SPC VI (as appropriate).

     The net value of (i) the sale of all Vodafone ADRs and (ii) the cash settlement of the Vodafone collars will always be equal to or greater than the face value of the floating-rate notes. Any remaining cash will be retained by MediaOne SPC IV and MediaOne SPC VI and would become available to AT&T for general corporate purposes.

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

  DEBT AND PREFERRED SECURITIES

     The carrying value of debt maturing within one year approximates market value. The table below summarizes the carrying and fair values of long-term debt, excluding capital leases, and certain preferred securities. The market values of long-term debt were obtained based on quotes or rates available to us for debt with similar terms and maturities, and the market value of the preferred securities was based on market quotes. It is not practicable to estimate the fair market value of our quarterly preferred securities that aggregated $4,720 and $4,710 at December 31, 2001 and 2000, respectively as there are no current market quotes available on this private placement.

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

     For the year ended December 31, 2001, "Other (expense) income" in the Consolidated Statement of Income, included net gains of $1,328, relating to ongoing fair value adjustments of undesignated derivatives and derivatives designated as fair value hedges. The fair value adjustments included net gains of $1,247 for equity based derivative instruments related to certain debt instruments, net gains of $81 for changes in the fair value of warrants, swaps and foreign currency transactions. These gains were offset by the ongoing mark-to-market adjustments of the "trading" securities underlying the monetizations of $(983).

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The U.S. and foreign components of (loss) income from continuing operations before income taxes and the (benefit) provision for income taxes are presented in this table:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000       1999
                                                           ---------   --------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES
  United States..........................................   $(1,030)    $2,823     $10,449
  Foreign................................................        (5)      (409)        332
                                                            -------     ------     -------
  Total..................................................   $(1,035)    $2,414     $10,781
(BENEFIT) PROVISION FOR INCOME TAXES
CURRENT
  Federal................................................   $ 1,392     $2,323     $ 2,896
  State and local........................................       152        281         417
  Foreign................................................       102         89         100
                                                            -------     ------     -------
                                                              1,646      2,693       3,413
DEFERRED
  Federal................................................    (2,125)       633         593
  State and local........................................      (293)       (14)         12
  Foreign................................................        (1)        (5)          8
                                                            -------     ------     -------
                                                             (2,419)       614         613
Deferred investment tax credits..........................       (18)       (23)        (10)
                                                            -------     ------     -------
(Benefit) provision for income taxes.....................   $  (791)    $3,284     $ 4,016

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

  (LOSSES) EARNINGS RELATED TO OTHER EQUITY INVESTMENTS

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
                                                             =======   =====   =====

---------------

(1) Includes $(29), $(382) and $(311) related to Excite@Home in 2001, 2000 and 1999, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

 RECONCILIATION OF EBIT TO INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES RELATED TO OTHER EQUITY INVESTMENTS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
AT&T Business Services..................................   $(2,154)    $ 5,990     $ 5,248
AT&T Consumer Services..................................     4,875       6,893       7,619
AT&T Broadband..........................................    (3,215)     (1,240)     (1,545)
                                                           -------     -------     -------
     Total reportable segments..........................      (494)     11,643      11,322
Corporate and Other(1)..................................    (4,324)     (3,279)       (441)
Deduct: Pretax minority interest income (expense).......       864       4,003        (180)
Add: Pretax losses related to other equity
  investments...........................................     7,889       1,017       1,223
Interest expense........................................    (3,242)     (2,964)     (1,503)
                                                           -------     -------     -------
Total income from continuing operations before income
  taxes, minority interest and losses related to other
  equity investments....................................   $(1,035)    $ 2,414     $10,781
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

24.  SUBSEQUENT EVENTS

     In March 2002, AT&T Canada announced the formation of a committee of its board of directors to help AT&T Canada with issues they are facing in the foreseeable future. Such issues include a significant regulatory decision expected in the next month which could have a significant impact on the future of sustainable competition in Canada; the effect of AT&T satisfying its obligation to purchase the shares of AT&T Canada it does not own; and the impact of these events on operating and financial results of AT&T Canada. In addition, the committee appointed financial advisors to evaluate various scenarios regarding issues, opportunities and alternatives for AT&T Canada. It is expected that the outcome of these evaluations will have a negative effect on the underlying value of AT&T Canada shares, which will result in AT&T recording up to $250 of additional losses on its commitment to purchase the publicly owned shares of AT&T Canada, excluding any impact of the floor price accretion (see
Note 5).

     (Unaudited) Effective April 1, 2002, Concert was unwound. Pursuant to the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture (see Note 5).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8:

                                                              PAGES
                                                              -----
     Report of Management...................................    34
     Report of Independent Accountants......................    35
Statements:
     Consolidated Statements of Income......................    36
     Consolidated Balance Sheets............................    37
     Consolidated Statements of Changes in Shareowners'
      Equity................................................    38
     Consolidated Statements of Cash Flows..................    40
     Notes to Consolidated Financial Statements.............    41

     (2) Exhibits:

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

(10)(i)33       Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to
                Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the
                Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2001).
(10)(i)35       Support Agreement dated as of December 19, 2001 among AT&T
                Corp., Comcast Corporation, AT&T Comcast Corporation, Sural
                LLC and Brian L. Roberts (incorporated by reference to
                Exhibit 2.3 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)36       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by
                reference to Exhibit 2.4 to the Registration Statement on
                Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as
                filed on February 11, 2001).
(10)(i)37       Employee Benefits Agreement dated as of December 19, 2001
                between AT&T Corp. and AT&T Broadband Corp. (Exhibit
                (10)(i)37 to Form 10-K for 2001, File No. 1-1105).
(10)(i)38       Amended and Restated 364-Day Competitive Advance and
                Revolving Credit Facility Agreement, dated as of December
                14, 2001, among AT&T Corp., the Lenders party thereto,
                CITIBANK, N.A., CREDIT SUISSE FIRST BOSTON and GOLDMAN SACHS
                CREDIT PARTNERS L.P., as Administrative Agents, and
                CITIBANK, N.A., as Paying Agent. (Exhibit (10)(i)38 to Form
                10-K for 2001, File No. 1-1105).
(10)(iii)(A)1   AT&T Short Term Incentive Plan as amended March, 1994
                (Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No.
                1-1105).
(10)(iii)(A)2   AT&T 1987 Long Term Incentive Program as amended December
                17, 1997 (Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File
                No. 1-1105).
(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (Exhibit (10)(iii)(A)3 to Form 10-K
                for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (Exhibit (10)(iii)(A)5 to Form 10-K for
                1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (Exhibit (10)(iii)(A)6 to Form
                10-K for 1993, File No. 1-1105).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (Exhibit (10)(iii)(A)1 to Form 10-K
                for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File
                No. 1-1105).
(10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan, as amended and
                restated effective October 1, 1996 (Exhibit (10)(iii)(A)9 to
                Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (Exhibit (10)(iii)(A)10 to Form 10-K for
                1996, File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (Exhibit (10)(iii)(A)11 to Form
                10-K for 1998, File No. 1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (Exhibit (10)(iii)(A)4 to Form SE, dated March 25,
                1988, File No. 1-1105) including AT&T Mid-Career Pension
                Plan, as amended and restated July 1, 1999 (Exhibit
                (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).

(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through March 14, 2000 (Exhibit (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14  Form of Indemnification Contract for Officers and Directors (Exhibit (10)(iii)(A)6 to Form SE,
                dated March 25, 1987, File No. 1-1105).
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised February 20, 1989 (Exhibit (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance Program effective October 1, 1999 (Exhibit
                (3)b to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (Exhibit (10)(iii)(A)17 to Form
                10-K for 1999, File No. 1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9, 1997, as amended October 30, 1997
                (Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)19  Form of Pension Agreement between AT&T Corp. and Frank Ianna dated October 30, 1997 (Exhibit
                (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)20  Form of Pension Agreement between AT&T Corp. and John C. Petrillo dated October 30, 1997
                (Exhibit (10)(iii)(A)21 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)21  Form of Employment Agreement between AT&T Corp. and Betsy J. Bernard dated April 6, 2001
                (Exhibit (10)(iii)(A)21 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)22  Form of Employment Agreement between AT&T Corp. and C. Michael Armstrong dated October 17, 1997
                (Exhibit (10)(iii)(A)23 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)23  Form of Employment Agreement between AT&T Corp. and William T. Schleyer dated November 6, 2001
                (Exhibit (10)(iii)(A)23 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)24  Liberty Media 401(K) Savings Plan (Incorporation herein by reference to Exhibit 99.1 to
                Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form S-4 of AT&T
                Corp. (Commission File No. 333-70279) filed March 10, 1999).
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program effective June 1, 2000 (Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance Program for Former Executives effective
                October 1, 1999 (Exhibit (10)(iii)(A)26 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Form of Employment Agreement between AT&T Corp. and Charles H. Noski dated December 8, 1999
                (Exhibit (10)(iii)(A)27 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)28  Form of Special Deferral Agreement between AT&T Corp. and Charles H. Noski dated January 26,
                2001 (Exhibit (10)(iii)(A)28 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)29  Form of Special Deferral Agreement between AT&T Corp. and Frank Ianna dated January 16, 2001
                (Exhibit (10)(iii)(A)29 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)30  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit
                (10)(iii)(A)30 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit
                (10)(iii)(A)31 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective
                October 23, 2000 (Exhibit (10)(iii)(A)32 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Form of Loan Agreement between AT&T Corp. and David Dorman dated April 13, 2001. (Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Form of Special Deferral Agreement between AT&T Corp. and Charles H. Noski dated January 16,
                2002. (Exhibit (10)(iii)(A)34 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)35  Form of Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001. (Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105).

(12)            Computation of Ratio of Earnings to Fixed Charges. (Exhibit (12) to Form 10-K for 2001,
                File No. 1-1105).
(21)            List of subsidiaries of AT&T. (Exhibit (21) to Form 10-K for 2001, File No. 1-1105).
(23)a           Consent of PricewaterhouseCoopers, LLP.
(23)b           Consent of KPMG, LLP.
(23)c           Consent of KPMG, LLP.
(23)d           Consent of PricewaterhouseCoopers, LLP.
(24)            Powers of Attorney executed by officers and directors who signed this report. (Exhibit
                (24) to Form 10-K for 2001, File No. 1-1105).
(99)            Liberty Media Corporation Financials (Exhibit (99) to Form 10-K for 2001, File No.
                1-1105).
(99)a           AT&T Canada Inc. Financials
(99)b           Concert, B.V. Financials

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

                                          AT&T CORP.

                                          By:     /s/ MARILYN J. WASSER
                                            ------------------------------------
                                                        M. J. Wasser
                                            Vice President -- Law and Secretary
May 2, 2002