Form 10-K/A
period 2001-12-31
AT&T CORP
filed 2002-05-13
CIK 5907

 AS FILED ELECTRONICALLY WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13,
                                      2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-K/A-2

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

     (1) Exhibits:

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

(10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (Exhibit (10)(iii)(A)17 to Form
                10-K for 1999, File No. 1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9, 1997, as amended October 30, 1997
                (Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)19  Form of Pension Agreement between AT&T Corp. and Frank Ianna dated October 30, 1997 (Exhibit
                (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)20  Form of Pension Agreement between AT&T Corp. and John C. Petrillo dated October 30, 1997
                (Exhibit (10)(iii)(A)21 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)21  Form of Employment Agreement between AT&T Corp. and Betsy J. Bernard dated April 6, 2001
                (Exhibit (10)(iii)(A)21 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)22  Form of Employment Agreement between AT&T Corp. and C. Michael Armstrong dated October 17, 1997
                (Exhibit (10)(iii)(A)23 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)23  Form of Employment Agreement between AT&T Corp. and William T. Schleyer dated November 6, 2001
                (Exhibit (10)(iii)(A)23 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)24  Liberty Media 401(K) Savings Plan (Incorporation herein by reference to Exhibit 99.1 to
                Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form S-4 of AT&T
                Corp. (Commission File No. 333-70279) filed March 10, 1999).
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program effective June 1, 2000 (Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance Program for Former Executives effective
                October 1, 1999 (Exhibit (10)(iii)(A)26 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Form of Employment Agreement between AT&T Corp. and Charles H. Noski dated December 8, 1999
                (Exhibit (10)(iii)(A)27 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)28  Form of Special Deferral Agreement between AT&T Corp. and Charles H. Noski dated January 26,
                2001 (Exhibit (10)(iii)(A)28 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)29  Form of Special Deferral Agreement between AT&T Corp. and Frank Ianna dated January 16, 2001
                (Exhibit (10)(iii)(A)29 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)30  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit
                (10)(iii)(A)30 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (Exhibit
                (10)(iii)(A)31 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective
                October 23, 2000 (Exhibit (10)(iii)(A)32 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Form of Loan Agreement between AT&T Corp. and David Dorman dated April 13, 2001. (Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Form of Special Deferral Agreement between AT&T Corp. and Charles H. Noski dated January 16,
                2002. (Exhibit (10)(iii)(A)34 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)35  Form of Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001. (Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105).
(12)            Computation of Ratio of Earnings to Fixed Charges. (Exhibit (12) to Form 10-K for 2001, File No.
                1-1105).
(21)            List of subsidiaries of AT&T. (Exhibit (21) to Form 10-K for 2001, File No. 1-1105).
(23)a           Consent of PricewaterhouseCoopers, LLP. (Exhibit (23)a to Form 10K/A for 2001, File No. 1-1105).
(23)b           Consent of KPMG, LLP. (Exhibit (23)b to Form 10-K/A for 2001, File No. 1-1105).
(23)c           Consent of KPMG, LLP.
(23)d           Consent of PricewaterhouseCoopers, LLP. (Exhibit (23)d to Form 10K/A for 2001, File No. 1-1105).

(24)            Powers of Attorney executed by officers and directors who signed this report. (Exhibit (24) to
                Form 10-K for 2001, File No. 1-1105).
(99)            Liberty Media Corporation Financials (Exhibit (99) to Form 10-K for 2001, File No. 1-1105).
(99)a           AT&T Canada Inc. Financials
(99)b           Concert, B.V. Financials (Exhibit 99(b) to Form 10-K/A for 2001, File No. 1-1105).

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

                                          AT&T CORP.

                                          By:     /s/ MARILYN J. WASSER
                                            ------------------------------------
                                                        M. J. Wasser
                                            Vice President -- Law and Secretary
May 13, 2002