Form 10-Q
period 2002-03-31
AT&T CORP
filed 2002-05-15
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

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


At April 30, 2002, the following shares of stock were outstanding:

AT&T common stock - 3,598,611,312 shares

                         PART I - FINANCIAL INFORMATION
                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  2002                 2001
                                                                                                  ----                 ----

   Revenue                                                                                    $ 12,023             $ 13,551
                                                                                              --------             --------
   Operating Expenses
   Costs of services and products (excluding depreciation of $1,337 and $1,187 included
       below)                                                                                    3,290                3,572
   Access and other connection                                                                   2,808                3,151
   Selling, general and administrative                                                           2,585                2,794
   Depreciation and amortization                                                                 1,895                2,412
   Net restructuring and other charges                                                              56                  808
                                                                                              --------             --------
   Total operating expenses                                                                     10,634               12,737
                                                                                              --------             --------

   Operating income                                                                              1,389                  814

   Other (expense), net                                                                           (162)                (783)
   Interest (expense)                                                                             (767)                (879)
                                                                                              --------             --------
   Income (loss) from continuing operations before income taxes, minority interest and dividends on subsidiary preferred stock and net (losses)
       related to equity
       investments                                                                                 460                 (848)
   (Provision) for income taxes                                                                   (266)                (218)
   Minority interest and dividends on subsidiary preferred stock                                   (57)                 640
   Net (losses) related to other equity investments                                               (297)                 (57)
   Equity (losses) from Liberty Media Group                                                          -                 (697)
                                                                                              --------             --------
   (Loss) from continuing operations                                                              (160)              (1,180)
   (Loss) from discontinued operations (net of income taxes of ($39))                                -                  (68)
                                                                                              ---------            --------
   (Loss) before extraordinary gain and cumulative effect of accounting changes                   (160)              (1,248)
   Extraordinary gain (net of income taxes of $25)                                                  41                    -
   Cumulative effect of accounting changes (net of income taxes of $(530) and $578)               (856)                 904
                                                                                              --------             --------
   Net (loss)                                                                                     (975)                (344)
   Dividend requirements of preferred stock, net                                                     -                 (181)
                                                                                              --------             --------
   (Loss) attributable to common shareowners                                                  $   (975)            $   (525)
                                                                                              ========             ========


   AT&T Common Stock Group:
   (Loss) from continuing operations per basic and diluted share                              $  (0.05)            $  (0.17)
   (Loss) from discontinued operations per basic and diluted share                                   -                (0.02)
   Extraordinary gain per basic and diluted share                                                 0.01                    -
   Cumulative effect of accounting changes per basic and diluted share                           (0.24)                0.09
                                                                                              --------             --------
   (Loss) per basic and diluted share                                                         $  (0.28)            $  (0.10)
                                                                                              ========             ========

   Dividends declared                                                                         $ 0.0375             $ 0.0375

   AT&T Wireless Group:
   (Loss) from discontinued operations per basic and diluted share                            $      -             $  (0.02)
                                                                                              ========             ========

   Liberty Media Group:
   (Loss) before cumulative effect of accounting change per basic and
     diluted share                                                                            $      -             $  (0.27)
   Cumulative effect of accounting change per basic and diluted share                                -                 0.21
                                                                                              --------             --------
   (Loss) per basic and diluted share                                                         $      -             $  (0.06)
                                                                                              ========             ========


                 See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                         AT                  AT
                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        2002                2001
                                                                                        ----                ----
ASSETS
Cash and cash equivalents                                                           $  2,343            $ 10,592
Accounts receivable, less allowances of $810 and $827                                  7,347               7,736
Other receivables                                                                      1,520               1,645
Investments                                                                              477                 668
Deferred income taxes                                                                  1,175               1,230
Other current assets                                                                     737                 657
                                                                                    --------            --------
TOTAL CURRENT ASSETS                                                                  13,599              22,528
                                                                                    --------            --------

Property, plant and equipment, net of accumulated depreciation of $33,732 and
    $32,046                                                                           40,829              41,322
Goodwill, net of accumulated amortization of $1,307 in 2001                           24,668              24,675
Franchise costs, net of accumulated amortization of $2,501 in 2001                    41,381              42,819
Other purchased intangible assets, net of accumulated amortization
   of $724 and $647                                                                    2,145               2,222
Investments and related advances                                                      21,790              23,818
Prepaid pension costs                                                                  3,391               3,337
Other assets                                                                           5,004               4,561
                                                                                    --------            --------
TOTAL ASSETS                                                                        $152,807            $165,282
                                                                                    ========            ========

LIABILITIES
Accounts payable                                                                    $  3,866            $  4,744
Payroll and benefit-related liabilities                                                1,602               2,084
Debt maturing within one year                                                          5,233              12,958
Other current liabilities                                                              5,273               5,641
                                                                                    --------            --------
TOTAL CURRENT LIABILITIES                                                             15,974              25,427
                                                                                    --------            --------

Long-term debt                                                                        39,070              40,527
Long-term benefit-related liabilities                                                  3,590               3,594
Deferred income taxes                                                                 27,762              28,160
Other long-term liabilities and deferred credits                                       7,691               7,614
                                                                                    --------            --------
TOTAL LIABILITIES                                                                     94,087             105,322
                                                                                    --------            --------

Minority Interest                                                                      2,732               3,560

Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary
    Trust Holding Solely Subordinated Debt Securities of AT&T                          4,723               4,720

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares; issued and outstanding 3,566,313,758 shares (net of 851,814,745 treasury shares) at
    March 31, 2002 and 3,542,405,744 shares (net of 851,746,431 treasury shares)
    at December 31, 2001                                                               3,566               3,542
Additional paid-in capital                                                            52,682              51,964
Accumulated (deficit)                                                                 (4,459)             (3,484)
Accumulated other comprehensive (loss)                                                  (524)               (342)
                                                                                    --------            --------
TOTAL SHAREOWNERS' EQUITY                                                             51,265              51,680
                                                                                    --------            --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                           $152,807            $165,282
                                                                                    ========            ========

                  See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   2002                     2001
                                                                                   ----                     ----
AT&T Common Shares
  Balance at beginning of year                                               $  3,542                 $   3,760
  Shares issued, net:
    Under employee plans                                                            3                         4
    For acquisitions                                                                -                        44
    Redemption of TCI Pacific preferred stock                                      20                         -
    Other                                                                           1                         1
                                                                              -------                   -------
Balance at end of period                                                        3,566                     3,809
                                                                              -------                   -------

AT&T Wireless Group Common Stock
  Balance at beginning of year                                                      -                       362
  Shares issued:
    Under employee plans                                                            -                         1
                                                                              -------                   -------
Balance at end of period                                                            -                       363
                                                                              -------                   -------

Liberty Media Group Class A Common Stock
  Balance at beginning of year                                                      -                     2,364
  Shares issued (acquired), net                                                     -                        13
                                                                              -------                   -------
Balance at end of period                                                            -                     2,377
                                                                              -------                   -------

Liberty Media Group Class B Common Stock
  Balance at beginning of year                                                      -                       206
  Shares issued (acquired), net                                                     -                         6
                                                                              --------                  -------
Balance at end of period                                                           -                        212
                                                                              -------                   -------

Additional Paid-In Capital
  Balance at beginning of year                                                 51,964                    90,496
  Shares issued, net:
    Under employee plans                                                           53                       107
    For acquisitions                                                                -                       827
    Redemption of TCI Pacific preferred stock                                     780                         -
    Other*                                                                         11                       290
  Gain on issuance of common stock by affiliates                                    -                        25
  Beneficial conversion value of preferred stock                                    -                       295
  Dividends declared                                                             (134)                        -
  Other                                                                             8                         5
                                                                              -------                   -------
Balance at end of period                                                       52,682                    92,045
                                                                              -------                   -------

(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year                                                 (3,484)                    7,408
  Net (loss)                                                                     (975)                     (344)
  Dividends declared - AT&T Common Stock Group                                      -                      (143)
  Dividends accrued - preferred stock                                               -                      (181)
  Treasury shares issued at less than cost                                          -                        (8)
                                                                              -------                   -------
Balance at end of period                                                       (4,459)                    6,732
                                                                              -------                   -------

                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                2002                    2001
                                                                                ----                    ----
Accumulated Comprehensive (Loss)
  Balance at beginning of year                                                   (342)                 (1,398)
  Other comprehensive (loss)                                                     (182)                   (177)
                                                                             --------                --------
Balance at end of period                                                         (524)                 (1,575)
                                                                             --------                --------
Total Shareowners' Equity                                                    $ 51,265                $103,963
                                                                             ========                ========

Summary of Total Comprehensive (Loss):
Net (loss)                                                                   $   (975)               $   (344)
Net foreign currency translation adjustment (net of income taxes of
    $(10) and $(136))(1)                                                          (18)                   (192)
Net revaluation of securities:
    Unrealized gains (losses) (net of income taxes of $(191) and
    $(293))(1)                                                                   (311)                   (494)
    Recognition of previously unrealized losses (gains) on
    available-for-sale securities (net of income taxes of $92 and
    $313)(2)                                                                      147                     509
                                                                             --------                --------
Comprehensive (Loss)                                                         $ (1,157)               $   (521)
                                                                             ========                ========


* Liberty Media Group (LMG) shares issued for stock option exercise.

AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

(1) In the first quarter of 2001, total comprehensive (loss) included LMG's foreign currency translation adjustments totaling $(149), net of applicable income taxes and unrealized gains (losses) on available-for-sale securities totaling $50, net of applicable income taxes.

(2) See note (d) for a summary of the "Recognition of previously unrealized losses (gains) on available-for-sale securities" and the income statement line items impacted.

                     See Notes to Consolidated Financial Statements

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                     FOR THE THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                        2002            2001
                                                                                                        ----            ----
     OPERATING ACTIVITIES
     Net (loss)                                                                                      $   (975)          $ (344)
     Deduct: (Loss) from discontinued operations                                                            -              (68)
                                                                                                     --------          -------
     (Loss) from continuing operations                                                                   (975)            (276)

     Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities of continuing operations:
         Depreciation and amortization                                                                  1,895            2,412
         Cumulative effect of accounting changes - net of income taxes                                    856             (904)
         Net losses related to other equity investments                                                   482              131
         Provision for uncollectible receivables                                                          308              277
         Deferred income taxes                                                                            248             (311)
         Cost method investment impairment charges                                                        242              123
         Net restructuring and other charges                                                               56              796
         Net revaluation of certain financial instruments                                                  24              944
         Net gains on sales of businesses and investments                                                 (10)            (218)
         Minority interest and dividends on subsidiary preferred stock                                    (19)            (661)
         Extraordinary gain - net of income taxes                                                         (41)               -
         Net equity losses from Liberty Media Group                                                         -              697
         Put option mark-to-market charge                                                                   -               63
         Decrease in receivables                                                                          211               64
         Decrease in accounts payable                                                                    (701)          (1,061)
         Net change in other operating assets and liabilities                                          (1,040)            (437)
         Other adjustments, net                                                                            81              (29)
                                                                                                     --------          -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                                 1,617            1,610
                                                                                                     --------          -------

     INVESTING ACTIVITIES
     Capital expenditures and other additions                                                          (1,506)          (2,444)
     Investment contributions and purchases                                                               (10)            (337)
     Investment distributions and sales                                                                     6              740
     Proceeds from sale or disposal of property, plant and equipment                                       20               11
     Net dispositions of businesses, net of cash disposed/acquired                                          -              613
     Other investing activities, net                                                                      (81)              (6)
                                                                                                     --------          -------
     NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                    (1,571)          (1,423)
                                                                                                     --------          -------

     FINANCING ACTIVITIES
     Decrease in short-term borrowings, net                                                            (6,328)         (14,715)
     Retirement of long-term debt                                                                      (1,900)            (130)
     Dividends paid on common stock                                                                      (133)            (141)
     Dividends paid on preferred securities                                                               (22)             (22)
     Proceeds from long-term debt issuances                                                                49                -
     Issuance of AT&T common shares                                                                        38               61
     Net issuance of treasury shares                                                                        1               15
     Issuance of convertible preferred securities and warrants                                              -            9,811
     Issuance of AT&T Wireless Group common shares                                                          -               31
     Other financing activities, net                                                                        -                2
                                                                                                     --------          -------
     NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS                                    (8,295)          (5,088)
                                                                                                     --------          -------

     Net cash provided by discontinued operations                                                           -            4,939
     Net (decrease) increase in cash and cash equivalents                                              (8,249)              38
     Cash and cash equivalents at beginning of year                                                    10,592               64
                                                                                                     --------          -------
     Cash and cash equivalents at end of period                                                       $ 2,343           $  102
                                                                                                     ========          =======

    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

             The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 2001. We have reclassified certain prior period amounts to conform to our current presentation.

B)       RESTRUCTURING OF AT&T

             On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units.

             On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would be approximately
         0.35. Assuming certain conditions, AT&T shareowners will own an approximate 55% economic stake and an approximate 61% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions, and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval. AT&T has not yet determined the timing of the distribution, which may be made within a year of shareowner approval or may be made thereafter, depending on market conditions. Additionally, the AT&T board of directors could decide not to proceed with the distribution of the tracking stock, or could proceed at a time or in a manner different from its current intentions. On May 14, 2002, the company filed with the SEC, a joint AT&T/Comcast proxy seeking shareowner approval of the AT&T Broadband and Comcast merger and the creation of the AT&T Consumer Services tracking stock. In addition, the proxy also asks shareowners to consider an amendment to AT&T's charter to effect a one-for-five reverse stock split of AT&T common stock at the discretion of the AT&T Board. The purpose of the reverse stock split is to seek to adjust the trading prices of AT&T common stock following the various transactions to effect AT&T's restructuring plan, including the AT&T Comcast transaction.

             These restructuring activities are complicated and involve a substantial number of steps and transactions, including obtaining various approvals, such as Internal Revenue Service (IRS) rulings. AT&T anticipates, however, that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time-frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to AT&T shareowners in the restructuring.

             On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly traded company.

C)       SIGNIFICANT ACCOUNTING POLICIES


         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"


             Effective January 1, 2002, AT&T adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. We have determined that our franchise costs are indefinite-lived assets, as defined in SFAS No. 142, and therefore are not subject to amortization beginning in 2002. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore no impairment loss was recognized upon adoption. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $0.9 billion, net of taxes of $0.5 billion, or $0.24 per basic and diluted share was recorded by AT&T Broadband in the first quarter of 2002 and included in the "Cumulative effect of accounting changes" in the Consolidated Statement of Operations.

             The following table presents the impact of SFAS No. 142 on net
         (loss) income and (loss) earnings per share had the standard been in effect for the first quarter of 2001.


                                                        AT&T COMMON STOCK       AT&T WIRELESS     LIBERTY MEDIA
                                                              GROUP                 GROUP             GROUP              TOTAL
                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------------------------------------------------

         NET (LOSS) INCOME:                               2002       2001       2002      2001     2002    2001     2002      2001
                                                          ----       ----       ----      ----     ----    ----     ----      ----
         Reported (loss) from continuing operations
           before extraordinary gain and cumulative
           effect of accounting changes                $ (160)    $ (483)    $    -     $   -    $   -    $(697)  $(160)   $(1,180)
         Add back amortization, net of tax:
           Goodwill *                                       -        211          -         -        -      152       -        363
           Equity method excess basis                       -         50          -         -        -      215       -        265
           Franchise costs                                  -        199          -         -        -        1       -        200
                                                       ------     ------     ------     -----    -----    -----   -----    -------
         Adjusted (loss) from continuing operations
         before extraordinary gain and cumulative
         effect of accounting changes                  $ (160)    $  (23)    $    -      $  -     $  -    $(329)  $(160)   $ (352)
           Reported (Loss) from discontinued
           operations                                       -        (61)         -        (7)       -        -       -       (68)
         Add back discontinued operations
           amortization, net of tax                         -         81          -         9        -        -       -        90
           Extraordinary gain                              41          -          -         -        -        -      41         -
           Cumulative effect of accounting changes       (856)       359          -         -        -      545    (856)      904
                                                       ------     ------     ------     -----    -----    -----   -----    ------

         ADJUSTED NET (LOSS) INCOME                    $ (975)    $  356     $    -     $   2     $  -    $ 216   $(975)    $ 574
                                                       ======     ======     ======     =====    =====    =====   =====    ======


         BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
         Reported basic and diluted (loss) per share
           from continuing operations before
           extraordinary gain and cumulative effect
           of accounting changes                       $(0.05)    $(0.17)    $    -     $   -     $       $(0.27)
                                                                                                 -
         Add back amortization, net of tax:
           Goodwill *                                       -       0.06          -         -        -      0.06
           Equity method excess basis                       -       0.01          -         -        -      0.08
           Franchise costs                                  -       0.05          -         -        -         -
                                                       ------     ------     ------     -----    -----    ------
         Adjusted basic and diluted (loss) per share
           from continuing operations
           before extraordinary gain and cumulative
           effect of accounting changes                $(0.05)    $(0.05)    $    -     $   -     $  -    $(0.13)
           Reported (Loss) from discontinued
           operations                                       -      (0.02)         -      (0.02)     -         -
         Add back discontinued operations
           amortization, net of tax                         -       0.02          -       0.03      -         -
           Extraordinary gain                            0.01          -          -          -      -         -
           Cumulative effect of accounting change       (0.24)      0.09          -          -      -       0.21
                                                        -----      -----     ------     ------   ----     ------

         ADJUSTED BASIC AND DILUTED (LOSS) EARNINGS
           PER SHARE                                   $(0.28)    $ 0.04     $    -     $ 0.01    $ -     $ 0.08
                                                       ======     ======     ======     ======    ===     ======

* Goodwill amortization is net of the Excite@Home minority interest impact on goodwill.

         During the first quarter of 2002, goodwill declined $7 as a result of foreign currency translation adjustments. Goodwill as of March 31, 2002, as allocated to reportable segment is as follows:


                                    CARRYING AMOUNT
                                    ---------------
        AT&T Broadband                $  19,361
        AT&T Business Services            5,237
        AT&T Consumer Services               70
                                      ---------
        Total Goodwill                $  24,668
                                      =========

       Identifiable intangible assets as of March 31, 2002 are comprised of:


                                                GROSS CARRYING     ACCUMULATED
                                                    AMOUNT         AMORTIZATION
                                                --------------     -------------
        Non-amortizable intangible assets:
          Franchise costs                        $   41,381           $     -
        Amortizable other purchased
        intangible assets:
          Customer lists and relationships            2,727               662
          Other                                         142                62
                                                 ----------           -------
        Total identifiable intangible assets     $   44,250           $   724
                                                 ==========           =======

            The amortization expense associated with other purchased intangible assets for the three months ended March 31, 2002 was $67. Amortization expense for other purchased intangible assets is estimated to be approximately $270 for the year ended December 31, 2002, $260 for the year ended December 31, 2003, $250 for each of the years ended December 31, 2004 and 2005 and $240 for the year ended December 31, 2006.

         SFAS NO. 144,"ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"


             On January 1, 2002, AT&T adopted SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption had no impact on AT&T's results of operations, financial position or cash flows.

             For a detailed discussion of significant accounting polices, please refer to AT&T's Form 10-K/A for the year ended December 31, 2001.


D) SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) ON AVAILABLE-FOR-SALE SECURITIES

    AT&T has investment holdings classified as "available-for-sale" under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with any unrealized gains or losses, net of income taxes, included within other comprehensive income as a component of shareowners' equity. Under SFAS No. 115, when the "available-for-sale" securities are sold or when we believe a decline in the investment value is other-than-temporary, the previously unrealized gains or losses are recognized in earnings in Other income (expense) in the Consolidated Statement of Operations. In addition, upon the adoption in January 2001, of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we reclassified certain securities to "trading," resulting in the recognition in earnings of previously unrealized losses. Following is a summary of the previously unrealized losses (gains) on available-for-sale securities that were recognized in the income statement and the line items impacted for the three months ended March 31, 2002 and 2001.



         RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) ON
         AVAILABLE-FOR-SALE SECURITIES
         -----------------------------                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                        2002                   2001
                                                                                        ----                   ----
                                                                                 PRETAX    AFTER-TAX    PRETAX    AFTER-TAX
         AT&T GROUP:                                                             ------    ---------    ------    ---------
          Other expense, net:
            Reclassification of securities to "trading" in conjunction with the adoption of SFAS No.
            133                                                                  $  -        $  -     $1,154      $  713
            Sale of various securities                                              -           -       (195)       (121)
            Other-than-temporary investment impairments                           239         147          -           -

         LIBERTY MEDIA GROUP:
          Equity (losses) from Liberty Media Group:
            Sale of various securities                                              -           -          7           4
          Cumulative effect of accounting change                                    -           -       (144)        (87)
                                                                               -------     ------     ------      ------

         Total recognition of previously unrealized
            losses (gains) on available-for-sale
            securities                                                           $239        $147     $  822      $  509
                                                                               ======      ======     ======      ======


E)       DISCONTINUED OPERATIONS

         Pursuant to APB No. 30, the consolidated financial statements of AT&T reflect the disposition of AT&T Wireless, which was split-off from AT&T on July 9, 2001, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of AT&T Wireless through June 30, 2001, the effective split-off date for accounting purposes, have been excluded from the respective captions in the 2001 Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "(Loss) from discontinued operations," net of applicable income taxes; and as "Net cash provided by discontinued operations." Revenue from discontinued operations was $3,212 for the three months ended March 31, 2001. Interest expense of $83 for the three months ended March 31, 2001 was allocated to discontinued operations based on the debt of AT&T Corp. that was attributable to AT&T Wireless.


F)       CONCERT AND AT&T CANADA

             At March 31, 2002, through a joint venture, AT&T and British Telecommunications plc (BT) had an approximate 31% equity ownership in AT&T Canada. AT&T's interest in this joint venture was approximately 21.52%. Subsequent to the unwind of Concert, which occurred on April 1, 2002, AT&T's interest in AT&T Canada will increase to 31%. AT&T has the right to trigger, at any time, the purchase by AT&T or another entity the remaining equity of AT&T Canada for the Back-end Price which is the greater of the floor price (Cdn $49.35 per share as of March 31, 2002) and the fair market value. The floor price accretes at 4% each quarter, commencing on June 30, 2000. In the event foreign ownership restrictions in Canada are lifted, in whole or in part, prior to June 30, 2003, AT&T is required to purchase the outstanding shares (to the extent permitted by any remaining foreign ownership restrictions) at the Back-end Price. If foreign ownership restrictions in Canada are not lifted and we do not exercise the call right by June 30, 2003, the shares would be put up for auction, and AT&T would have to make the shareholders whole for the amount, if any, by which the Back-End Price exceeds the proceeds received in auction.

             In 2001, AT&T recorded charges reflecting the difference between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them, including the 4% accretion of the floor price. In the first quarter of 2002, AT&T recorded a $0.2 billion after-tax charge ($0.3 billion pretax) reflecting further deterioration in the underlying value of AT&T Canada as well as the accretion of the floor price. The charge is included in "Net (losses) related to other equity investments" in the Consolidated Statement of Operations and the related liability within "Other long-term liabilities and deferred credits" in the Consolidated Balance Sheet. The purchase commitment will continue to be evaluated against the difference between the contractual floor price and underlying value of AT&T Canada shares, which could result in the recognition of additional future charges in the amount of approximately $0.8 billion, assuming that the commitment is executed on June 30, 2003. As of March 31, 2002, the aggregate amount that AT&T would need to pay to complete its obligation related to AT&T Canada is approximately $3.3 billion. This obligation may be settled using cash or AT&T common stock, or any combination thereof.

             On October 16, 2001, AT&T announced a decision to unwind Concert, its global venture with BT, which was launched in January 2000. Under the partnership termination agreement, each of the partners generally will reclaim the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T will assume certain other assets that BT originally contributed to the joint venture. On April 1, 2002, the Concert joint venture was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies.

             At March 31, 2002, AT&T had a 50% ownership interest in Concert and a 21.52% ownership interest in AT&T Canada (through a joint venture). Summarized financial information for the three months ended March 31, 2002 and 2001 for these investments accounted for under the equity method was as follows:



           CONCERT
           FOR THE THREE MONTHS ENDED MARCH 31,                2002        2001
                                                               ----        ----
           Revenue                                           $ 1,579    $ 1,839
           Operating income (loss)                                19        (38)
           (Loss) from continuing operations before
             extraordinary gain and cumulative effect
             of accounting changes                              (245)      (251)
           Net (loss)                                           (245)      (251)


           AT&T CANADA
           FOR THE THREE MONTHS ENDED MARCH 31,                2002        2001
                                                               ----        ----
           Revenue                                           $  241     $   255
           Operating (loss)                                     (33)        (51)
           (Loss) from continuing operations before
             extraordinary gain and cumulative effect
             of accounting changes                             (100)       (103)
           Net (loss)                                        $ (100)    $  (100)


G)       NET RESTRUCTURING AND OTHER CHARGES

             During the first quarter of 2002, AT&T recorded $56 of net restructuring and other charges for restructuring and exit costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions.

             The $56 is comprised of headcount reductions of $42 associated with employee separation costs resulting from this exit plan, $27 in connection with facility closings and $4 for other charges. Approximately 900 employees will be involuntarily separated in conjunction with this exit plan, approximately 75% of which are management and 25% are non-management. More than 15% of the employees affected by this exit plan have left their positions as of March 31, 2002, with the remaining reductions occurring throughout the remainder of 2002. Termination benefits of approximately $6 were paid to employees during the first quarter of 2002 related to this exit plan. These charges were partially offset by the reversal of $17 related to the business restructuring plan from the second quarter of 2001, primarily due to the redeployment of certain employees to different functions within AT&T Broadband.

             The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to March 31, 2002:


                                                                             TYPE OF COST
                                                        EMPLOYEE          FACILITY
                                                       SEPARATIONS        CLOSINGS        OTHER          TOTAL
                                                       -----------        --------        -----          -----
        Balance at January 1, 2002                       $ 508             $ 316          $  19        $  843
        Additions                                           42                27              4            73
        Deductions                                        (147)              (19)             -          (166)
                                                         -----             -----          -----        ------
        Balance at March 31, 2002                        $ 403             $ 324          $  23        $  750
                                                         =====             =====          =====        ======


             Deductions reflect cash payments of $142, of which $123 was for cash termination benefits primarily funded through cash from operations. Deductions also reflect a reversal of $17 related to the second quarter 2001 business restructuring plan and $7 primarily due to the issuance of common stock to satisfy restricted stock obligations that vested upon separation, primarily to executives.

             During the first quarter of 2001, AT&T recorded $808 of net restructuring and other charges, which included $739 of asset impairment charges related to Excite@Home, and $69 for restructuring and exit costs which consisted of $59 for cash severance costs, $6 related to facility closings and $4 related to termination of lease obligations.

             The asset impairment charges included $600 recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operated in. Since we consolidated, but only owned approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our March 31, 2001 Consolidated Statement of Operations as "Minority interest and dividends on subsidiary preferred stock." Excite@Home was deconsolidated from AT&T's results on September 30, 2001.

             The $59 of cash severance costs were primarily a result of synergies created by the MediaOne merger related to approximately 2,350 employees. Approximately 10% of the individuals were management employees and 90% were non-management employees.


H)       EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

             (Loss) earnings attributable to the different classes of AT&T common stock are as follows:


                                                       AT&T COMMON STOCK       AT&T WIRELESS        LIBERTY MEDIA
                                                             GROUP                 GROUP                 GROUP
                                                             -----                 -----                 -----
         FOR THE THREE MONTHS ENDED MARCH 31,             2002      2001      2002       2001       2002       2001
                                                          ----      ----      ----       ----       ----       ----
         (Loss) from continuing operations             $ (160)    $(483)   $   -      $   -      $   -       $(697)
         Dividend requirements of preferred stock          -       (181)       -          -          -          -
         (Loss) from continuing operations
           attributable to common shareowners            (160)     (664)       -          -          -        (697)
         (Loss) from discontinued operations               -        (61)       -         (7)         -          -
         Extraordinary gain                                41         -        -          -          -          -
         Cumulative effect of accounting changes         (856)      359        -          -          -         545
                                                       ------     -----    -----      -----      -----      ------
         Net (loss) attributable to common
           shareowners                                 $ (975)    $(366)   $   -      $  (7)     $   -      $ (152)
                                                       ======     =====    =====      =====      =====      ======

             Basic loss per share for AT&T Common Stock Group was computed by dividing AT&T Common Stock Group loss by the weighted-average number of shares outstanding of 3,546 million and 3,805 million, for the three months ended March 31, 2002 and 2001, respectively.

             Since AT&T recorded a loss from continuing operations for the three months ended March 31, 2002 and 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be antidilutive to continuing operations. At March 31, 2002 and 2001, potentially dilutive securities outstanding included shares issuable for stock options, convertible quarterly income preferred securities, TCI Pacific Communications, Inc. preferred securities and the settlement of AT&T's commitment to purchase the public shares of AT&T Canada.

             Basic loss per share from discontinued operations for AT&T Wireless Group for the three months ended March 31, 2001, was computed by dividing losses attributable to AT&T Wireless Group by the weighted-average number of shares outstanding of AT&T Wireless Group of 363 million. AT&T Wireless was split-off from AT&T in July 2001.

             Basic loss per share for LMG was computed by dividing the loss attributable to LMG by the weighted-average number of shares outstanding of LMG of 2,574 million for the three months ended March 31, 2001. LMG was split-off from AT&T in August 2001.

I)       CONVERTIBLE PREFERRED STOCK

             On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. In the first quarter of 2001, we recorded dividend requirements on this preferred stock of $0.2 billion. The preferred stock dividend represented interest in connection with the DoCoMo preferred stock as well as accretion of the beneficial conversion feature (BCF) associated with this preferred stock. The BCF was recorded upon the issuance of the preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received.

J)       DEBT OBLIGATIONS

             During 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.7 billion of funding, limited by monthly eligible receivables. Under the program, AT&T Business Services' and AT&T Consumer Services' accounts receivable were sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. The securitization proceeds were recorded as a borrowing and included in "Debt maturing within one year" in the Consolidated Balance Sheets. In the first quarter of 2002, AT&T paid down $2.1 billion of the borrowings. At March 31, 2002 and December 31, 2001, such short-term notes totaled $0.2 billion and $2.3 billion, respectively.

             During the first quarter of 2002, AT&T called $1.3 billion of TCI Communications Financing I and II, MediaOne Financing Trust A and B and MediaOne Finance II preferred securities for early redemption. This redemption resulted in a gain on early extinguishment of debt recorded as an extraordinary gain of $41 million, net of tax ($66 million pretax), or $0.01 per basic and diluted share. The gain represents the difference between the carrying value of the debt and the cash paid to extinguish the debt.


K)       RELATED PARTY TRANSACTIONS

             AT&T has various related party transactions with Concert.

             Included in "Revenue" in the Consolidated Statements of Operations for both the first quarter of 2002 and 2001 was $0.3 billion for services provided to Concert.

             Included in "Access and other connection" in the Consolidated Statements of Operations are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $0.5 billion for both the three months ended March 31, 2002 and 2001, respectively.

             Included in "Accounts receivable" in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, was $0.5 and $0.4 billion, respectively, related to telecommunications transactions with Concert. Included in "Accounts payable" in the Consolidated Balance Sheets was $0.2 billion related to transactions with Concert at March 31, 2002 and December 31, 2001.

             Included in "Other receivables" in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, was $0.7 billion and $0.8 billion, respectively, related to administrative transactions performed on behalf of Concert. Included in "Other current liabilities" in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, was $0.8 billion and $0.9 billion, respectively, related to administrative transactions performed by Concert on our behalf.

             During 2001, we had various related party transactions with LMG. Included in "Costs of services and products" in the Consolidated Statement of Operations were programming expenses related to services from LMG. These expenses amounted to $82 for the three months ended March 31, 2001.


L)       SEGMENT REPORTING

             AT&T's results are segmented according to the way we manage our business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband.

             Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate & Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain corporate units previously included in the Corporate & Other group were transferred to the AT&T Business Services segment; the financial impacts of SFAS No. 133 that were previously recorded in the Corporate & Other group were transferred to the appropriate segments. All prior periods have been restated to reflect these changes.

             Reflecting the dynamics of our business, we continuously review our management model and structure that may result in additional adjustments to our operating segments in the future.


                                                                          FOR THE THREE MONTHS
              REVENUE                                                        ENDED MARCH 31,
                                                                            2002         2001
                                                                            ----         ----
                AT&T Business Services external revenue                   $ 6,445      $ 6,937
                AT&T Business Services internal revenue                        83          159
                                                                         ---------    --------
              Total AT&T Business Services revenue                          6,528        7,096

              AT&T Consumer Services external revenue                       3,125        4,007

                AT&T Broadband external revenue                             2,436        2,461
                AT&T Broadband internal revenue                                 3            4
                                                                         --------     --------
              Total AT&T Broadband revenue                                  2,439        2,465
                                                                         --------     --------

              Total reportable segments                                    12,092       13,568

              Corporate and Other (a)                                         (69)         (17)
                                                                         -------- -   --------
              Total revenue                                              $ 12,023     $ 13,551
                                                                         ========     ========

         (a) Includes revenue related to Excite@Home of $0.1 billion for the first quarter of 2001.


         RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                           2002          2001
                                                                           ----          ----
              AT&T Business Services                                      $ 452        $ 1,006
              AT&T Consumer Services                                        832          1,318
              AT&T Broadband                                               (425)        (1,542)
                                                                         ------        -------
                Total reportable segments                                   859            782
              Corporate and Other (a)                                      (195)          (323)
              Deduct:
                Pretax minority interest and dividends on
                subsidiary preferred stock                                  (82)           559
                Pretax (losses) related to other equity
                investments                                                (481)          (131)
              Interest (expense)                                           (767)          (879)
                                                                         -------       --------
              Income (loss) from continuing operations before
                income taxes, minority interest and dividends on
                subsidiary preferred stock and net (losses)
                related to equity investments                             $ 460        $  (848)
                                                                          =====        =======

         (a) Includes $(0.3) billion related to Excite@Home for the first quarter of 2001.


              ASSETS
                                                                    AT MARCH 31,          AT DECEMBER 31,
                                                                        2002                    2001
                                                                        ----                    ----
              AT&T Business Services                                 $ 39,683                $ 40,316
              AT&T Consumer Services                                    1,883                   2,141
              AT&T Broadband                                          100,573                 103,060
                                                                      -------                 -------
                Total reportable segments                             142,139                 145,517

              Corporate and Other:
              Other segments                                            1,132                   1,145
              Prepaid pension costs                                     3,389                   3,329
              Deferred income taxes                                       865                     960
              Other corporate assets (a)                                5,282                  14,331
                                                                    ---------                --------
              Total assets                                          $ 152,807                $165,282
                                                                    =========                ========

              (a) 2001 amount includes cash of $10.4 billion.

M)       GUARANTEE OF PREFERRED SECURITIES

              Prior to AT&T's acquisition of TCI and MediaOne, TCI and MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI and MediaOne.

              In the first quarter of 2002, AT&T called mandatorily redeemable preferred securities issued by TCI Communications Financing I and II, MediaOne Financing A and B, and MediaOne Finance II for early redemption. As of March 31, 2002, AT&T provides a full and unconditional guarantee on outstanding securities issued by TCI

         Communications Financing IV and MediaOne Finance III. At March 31, 2002, $204 of TCI Communications Financing IV securities were outstanding, and were redeemed on April 1, 2002. At March 31, 2002, $504 of MediaOne Finance III securities were outstanding.



                                   AT&T CORP.
                      CONSOLIDATING CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 2002
                              (DOLLARS IN MILLIONS)


                                                                                                      ELIMINATION
                             GUARANTOR  GUARANTOR   GUARANTOR     TCI      MEDIA-ONE                      AND
                               AT&T    SUBSIDIARY  SUBSIDIARY  FINANCING    FINANCE   NON-GUARANTOR  CONSOLIDATION  CONSOLIDATED
                              PARENT       TCI      MEDIAONE      IV          III     SUBSIDIARIES     ADJUSTMENTS   AT&T CORP.
                             --------  ----------  ----------  ----------  ---------  -------------  -------------- -------------
ASSETS
Cash and cash equivalents...   $ 2,113         $ 4                                           $ 226                     $ 2,343
Receivables.................    15,230                                                      47,795        (54,158)       8,867
Investments.................                                                                   477                         477
Other current assets........       900         110        889         204          11          371           (573)       1,912
TOTAL CURRENT ASSETS........    18,243         114        889         204          11       48,869        (54,731)      13,599

Property, plant &
  equipment, net............     8,418         130                                          32,281                      40,829
Franchise costs, net........        20          19                                          41,342                      41,381
Goodwill, net...............        70                  2,526                               22,072                      24,668
Investments and related
  advances..................   121,969      13,781     39,689                               66,042       (219,691)      21,790
Other assets................     5,516         125                                516        9,080         (4,697)      10,540
TOTAL ASSETS................  $154,236   $  14,169    $43,104        $204        $527     $219,686      $(279,119)    $152,807


LIABILITIES
Debt maturing within one
  year......................   $31,784     $ 1,234       $525                               $9,761       $(38,275)      $5,233
Other current liabilities...     7,401         525        311                      11       10,374         (7,881)      10,741
TOTAL CURRENT LIABILITIES...    39,185       1,759        836         204          11       20,135        (46,156)      15,974

Long-term debt..............    23,344      10,371        679                     504       15,510        (11,338)      39,070
Deferred income taxes.......       982                                                      26,780                      27,762
Other long-term liabilities
  and deferred credits......     6,791          97         25                                6,393         (2,025)      11,281
TOTAL LIABILITIES...........    70,302      12,227      1,540         204         515       68,818        (59,519)      94,087

Minority Interest...........                                                                 2,732                       2,732
Company-Obligated
  Convertible Quarterly
  Income Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt
  Securities of AT&T........     4,723                                                                                   4,723

SHAREOWNERS' EQUITY
AT&T Common Stock...........     3,566                                                                                   3,566
Preferred stock issued to
  subsidiaries..............    10,559                                                                    (10,559)           -
Other shareowners' equity...    65,086       1,942     41,564                      12      148,136       (209,041)      47,699
TOTAL SHAREOWNERS' EQUITY...    79,211       1,942     41,564                      12      148,136       (219,600)      51,265
TOTAL LIABILITIES AND
  SHAREOWNERS' EQUITY.......  $154,236     $14,169    $43,104        $204        $527     $219,686      $(279,119)    $152,807


                                   AT&T CORP.
                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                              (DOLLARS IN MILLIONS)


                                                                                                    ELIMINATION
                           GUARANTOR  GUARANTOR   GUARANTOR      TCI       MEDIA-ONE                    AND
                             AT&T    SUBSIDIARY   SUBSIDIARY  FINANCING     FINANCE  NON-GUARANTOR CONSOLIDATION    CONSOLIDATED
                            PARENT       TCI       MEDIAONE       IV          III     SUBSIDIARIES  ADJUSTMENTS     AT&T CORP.
                            ------       ---       --------       --          ---     ------------  -----------     ----------


Revenue...................    $4,002    $     -    $     -       $ -       $   -      $ 8,531        $(510)           $  12,023

Operating Expenses
Costs of services and
  products................       651                                                    3,138         (499)               3,290
Access and other
  connection..............     1,393                                                    1,426          (11)               2,808
Selling, general and
  administrative..........       606        195         (2)                             1,786                             2,585
Depreciation and
  amortization............       460         20                                         1,415                             1,895
Net restructuring and
  other charges...........                                                                 56                                56
Total operating expenses..     3,110        215         (2)                             7,821         (510)              10,634
 Operating income (loss)..       892       (215)         2                                710                             1,389

Other income (expense),
  net.....................       127         11        203         5          11           97         (616)                (162)
Interest (expense) benefit      (801)      (160)       (24)       (5)        (11)        (382)         616                 (767)

Income (loss) from continuing
  operations before income
  taxes, minority interest,
  and dividends on subsidiary
  preferred stock, and net
 (losses) earnings related
  to other equity
  investments.............       218       (364)       181                                425                               460

(Provision) benefit for
  income taxes............       (74)       139        (69)                              (262)                             (266)
Minority interest and
  dividends on subsidiary
  preferred stock.........       (40)                                                     (17)                              (57)
 Net (losses) earnings
  related to other equity
  investments.............       204       (360)      (851)                              (284)         994                 (297)
 Equity (losses) from
  Liberty Media Group.....
(Loss) income from
  continuing operations...       308       (585)      (739)                              (138)         994                 (160)

(Loss) from discontinued
  operations (net of
  income taxes)...........                                                                                                    -
(Loss) income before
  extraordinary gain and
  cumulative effect of
  accounting change.......       308       (585)      (739)                              (138)         994                 (160)

Extraordinary gain (net
  of income taxes)........                   41                                                                              41
Cumulative effect of
  accounting change (net
  of income taxes)                                                                       (856)                             (856)
Net (loss) income.........       308       (544)      (739)                              (994)         994                 (975)
Dividend requirements of
  preferred stock, net....                                                                                                    -
(Loss) income
attributable to common
shareowners...............      $308    $  (544)   $  (739)     $  -       $   -       $ (994)      $  994             $   (975)

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                              (DOLLARS IN MILLIONS)


                                                                                                       ELIMINATION
                           GUARANTOR   GUARANTOR   GUARANTOR      TCI      MEDIA-ONE                       AND
                              AT&T    SUBSIDIARY  SUBSIDIARY   FINANCING    FINANCE   NON-GUARANTOR   CONSOLIDATION     CONSOLIDATED
                             PARENT       TCI      MEDIAONE       IV          III     SUBSIDIARIES     ADJUSTMENTS        AT&T CORP.
                            --------  ----------  ----------   ---------   --------   -------------   -------------     ------------
NET CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES OF
  CONTINUING OPERATIONS...    $   71   $  (200)    $   (779)                            $   2,525                         $   1,617

INVESTING ACTIVITIES
Capital expenditures and
  other additions.........      (177)      (58)                                            (1,271)                           (1,506)
Other.....................    (4,153)     (850)         792                                   845           3,301               (65)
NET CASH (USED IN)
  PROVIDED BY INVESTING
  ACTIVITIES OF
  CONTINUING OPERATIONS...    (4,330)     (908)         792                                  (426)          3,301            (1,571)

FINANCING ACTIVITIES
Proceeds from debt from
  AT&T....................               2,463                                                             (2,463)
Retirement of long-term
  debt....................      (501)                                                      (1,399)                           (1,900)
Retirement of AT&T debt...                (320)                                              (131)            451
(Decrease) increase in
  short-term borrowings,
  net.....................    (4,233)     (104)         (25)                               (1,966)                           (6,328)
(Decrease) increase in
  short-term borrowings
  from AT&T, net..........     2,216      (927)                                                            (1,289)
Other.....................    (1,525)                                                       1,458                               (67)
NET CASH (USED IN)
  PROVIDED BY FINANCING
  ACTIVITIES OF
  CONTINUING OPERATIONS...    (4,043)    1,112          (25)                               (2,038)         (3,301)           (8,295)

Net (decrease) increase
  in cash and cash
  equivalents.............    (8,302)        4          (12)                                   61                            (8,249)
Cash and cash equivalents
  at beginning of year....    10,415                     12                                   165                            10,592
Cash and cash equivalents
  at end of period........   $ 2,113    $    4     $      -       $ -         $ -       $     226        $      -        $    2,343


                                   AT&T CORP.
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                              (DOLLARS IN MILLIONS)

                                                                      MEDIA  MEDIA MEDIA  MEDIA               ELIMINATION
                                                   TCI    TCI    TCI   -ONE  -ONE  -ONE   -ONE                    AND
                  GUARANTOR GUARANTOR GUARANTOR  FINAN- FINAN- FINAN- FIAN- FINAN- FINAN- FINAN-    NON-        CONSOLI-   CONSOLI-
                     AT&T   SUBSIDIARY SUBSIDIARY CING   CING   CING  CING  CING   CING   CING    GUARANTOR      DATION     DATED
                   PARENT      TCI     MEDIAONE     I     II      IV    A     B     II    III   SUBSIDIARIES  ADJUSTMENTS AT&T CORP.
                  --------  ---------- ---------  ----  ------  ----- ----- ------ ------ ----- ------------  -----------  ---------
ASSETS
Cash and cash
  equivalents..... $ 10,415  $      -  $     12  $   -  $   - $   -  $  -    $   -  $   -   $ -    $    165   $       -    $ 10,592
Receivables.......   11,682                                                                          44,516     (46,817)      9,381
Investments.......                                                                                      668                     668
Deferred income
  taxes...........      729                                                                             501                   1,230
Other current
  assets..........      302        71       689    527    513   204    31       29    220    11         (45)     (1,895)        657
TOTAL CURRENT
  ASSETS..........   23,128        71       701    527    513   204    31       29    220    11      45,805     (48,712)     22,528

Property, plant &
  equipment, net..    8,580       135                                                                32,607                  41,322
Franchise costs,
  net.............                 20                                                                42,799                  42,819
Goodwill, net.....       70               2,526                                                      22,079                  24,675
Investment in
  Liberty Media
  Group and
  related
  receivables, net                                                                                                               -
Investments and
  related advances  130,219    12,747    41,413                                                      63,996    (224,557)     23,818
Other assets......    5,445        91                                  21       16     16   516       8,835      (4,820)     10,120
Net assets of
  discontinued
  operations......                                                                                                                -
TOTAL ASSETS...... $167,442  $ 13,064  $ 44,640  $ 527  $ 513 $ 204  $ 52    $  45  $ 236  $527    $216,121   $(278,089)   $165,282

LIABILITIES
Debt maturing
  within one year. $ 34,195      $616      $753  $ 527  $ 513 $ 204  $ 30    $  28  $ 214          $  8,985   $ (33,107)   $ 12,958
Liability under
  put options.....                                                                                                                -
Other current
  liabilities.....    8,763       597        59                         1        1      6    11      11,419      (8,388)     12,469
TOTAL CURRENT
  LIABILITIES.....   42,958     1,213       812    527    513   204    31       29     220   11      20,404     (41,495)     25,427

Long-term debt....   23,810     9,866       676                                             504      14,640      (8,969)     40,527
Deferred income
  taxes...........    1,147                 934                                                      26,079                  28,160
Other long-term
  liabilities and
  deferred credits    6,850        45        23                                                       7,378      (3,088)     11,208
TOTAL LIABILITIES.   74,765    11,124     2,445    527    513   204    31       29     220  515      68,501     (53,552)    105,322

Minority Interest.                                                                                    3,560                   3,560
Company-Obligated
  Convertible
  Quarterly
  Income
  Preferred
  Securities of
  Subsidiary
  Trust Holding
  Solely
  Subordinated
  Debt Securities
  of AT&T.........    4,720                                                                                                   4,720

SHAREOWNERS'
  EQUITY
AT&T Common Stock.    3,542                                                                                                   3,542
AT&T Wireless
  Group common
  stock...........                                                                                                                -
Liberty Media
  Group Class A
  Common Stock....                                                                                                                -
Liberty Media
  Group Class B
  Common Stock....                                                                                                                -
Preferred stock
  issued to
  subsidiaries....   10,559                                                                                     (10,559)          -
Other
  shareowners'
  equity..........   73,856     1,940    42,195                        21       16     16    12     144,060    (213,978)     48,138
TOTAL
  SHAREOWNERS'
  EQUITY..........   87,957     1,940    42,195                        21       16     16    12     144,060    (224,537)     51,680
TOTAL LIABILITIES
  AND
  SHAREOWNERS'
  EQUITY.......... $167,442  $ 13,064  $ 44,640  $ 527  $ 513 $ 204  $ 52    $  45  $ 236  $527    $216,121   $(278,089)   $165,282

                                   AT&T CORP.
                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              (DOLLARS IN MILLIONS)


                                                                      MEDIA  MEDIA MEDIA  MEDIA               ELIMINATION
                                                   TCI    TCI    TCI   -ONE  -ONE  -ONE   -ONE                    AND
                  GUARANTOR GUARANTOR GUARANTOR  FINAN- FINAN- FINAN- FINAN- FINAN- FINAN- FINAN-    NON-        CONSOLI-   CONSOLI-
                     AT&T   SUBSIDIARY SUBSIDIARY CING   CING   CING  CING   CING  CING   CING    GUARANTOR      DATION     DATED
                   PARENT      TCI     MEDIAONE     I     II      IV    A     B     II    III   SUBSIDIARIES  ADJUSTMENTS AT&T CORP.
                  --------  ---------- ---------  ----  ------  ----- ----- ------ ------ ----- ------------  ----------- ----------
Revenue.........   $4,975       $ -      $ -     $ -    $ -    $ -    $ -   $ -     $ -    $ -     $  9,174    $   (598)   $ 13,551
Operating
  Expenses
Costs of
  services and
  products......      855                                                                             3,247        (530)      3,572
Access and
  other
  connection....    1,682                                                                             1,525         (56)      3,151
Selling,
  general and
  administrative      467       122        4                                                          2,202          (1)      2,794
Depreciation
  and
  amortization..      431        13       19                                                          1,949                   2,412
Net
  restructuring
  and other
  charges.......                                                                                        808                     808
Total operating
  expenses......    3,435       135       23                                                          9,731        (587)     12,737
 Operating
  income (loss).    1,540      (135)     (23)                                                          (557)        (11)        814
Other income
  (expense), net     (504)       45      669      11     12      4      1     1       5     11          158      (1,196)       (783)
Interest
  (expense)
  benefit.......   (1,319)     (465)     (78)    (11)   (12)    (4)    (1)   (1)     (5)   (11)        (164)      1,192        (879)
Income (loss)
  from continuing
  operations
  before income
  taxes, minority
  interest
  and dividends
  on subsidiary
  preferred stock,
  and net (losses)
  earnings
  related to
  other equity
  investments...     (283)     (555)     568                                                           (563)        (15)       (848)

(Provision)
  benefit for
  income taxes..      114       210     (224)                                                          (318)                   (218)
Minority
  interest and
  dividends on
  subsidiary
  preferred
  stock.........      (40)       (1)                                                                    681                     640
Equity (losses)
  from Liberty
  Media Group...               (697)                                                                                           (697)
Net (losses)
  earnings
  related to
  other equity
  investments....   1,886    (1,649)  (1,266)                                                           (56)      1,028         (57)
(Loss) income
  from
  continuing
  operations....    1,677    (2,692)    (922)                                                          (256)      1,013      (1,180)

(Loss) income
  from
  discontinued
  operations                                                                                            (41)        (27)        (68)
  (net of
  income taxes)
(Loss) income
  before
  cumulative
  effect of
  accounting
  change            1,677    (2,692)    (922)                                                          (297)        986      (1,248)
Cumulative
  effect of
  accounting
  change (net
  of income
  taxes)              508       545      540                                                           (689)                    904
Net (loss)income    2,185    (2,147)    (382)                                                          (986)        986        (344)
Dividend
  requirements
  of preferred
  stock, net....     (181)                                                                                                     (181)
(Loss) income
  attributable
  to common
  shareowners... $  2,004  $ (2,147)  $ (382)    $ -    $ -    $ -    $ -   $ -     $ -    $ -     $   (986)   $    986    $   (525)

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              (DOLLARS IN MILLIONS)

                                                                      MEDIA  MEDIA  MEDIA  MEDIA              ELIMINATION
                                                  TCI    TCI    TCI   -ONE   -ONE   -ONE   -ONE                   AND
                  GUARANTOR GUARANTOR GUARANTOR  FINAN- FINAN- FINAN- FINAN- FINAN- FINAN- FINAN-   NON-        CONSOLI-   CONSOLI-
                    AT&T   SUBSIDIARY SUBSIDIARY CING   CING   CING   CING   CING   CING   CING  GUARANTOR       DATION     DATED
                   PARENT      TCI     MEDIAONE    I     II     IV      A      B    II     III  SUBSIDIARIES  ADJUSTMENTS AT&T CORP.
                  --------  ---------- ---------  ----  ------  ----- ----- ------ ------ ----- ------------  -----------  ---------
NET CASH PROVIDED
  BY (USED IN)
  OPERATING
  ACTIVITIES OF
  CONTINUING
  OPERATIONS......  $(173)    $(854)    $(71)                                                      $  2,745    $    (37)   $  1,610

INVESTING
  ACTIVITIES
Capital
  expenditures
  and other
  additions.......   (254)                                                                           (2,190)                 (2,444)
Other.............   (692)      935      229                                                         (2,656)      3,205       1,021
NET CASH (USED
  IN) PROVIDED BY
  INVESTING
  ACTIVITIES OF
  CONTINUING
  OPERATIONS......   (946)      935      229                                                         (4,846)      3,205      (1,423)
FINANCING
  ACTIVITIES
Proceeds from
  debt from AT&T..    101                                                                                          (101)
Retirement of
  AT&T debt.......                      (158)                                                        (1,006)      1,164
Issuance of
  convertible
  preferred
  securities and
  warrants........  9,811                                                                                                     9,811
(Decrease)increase
  in short-term
  borrowings, net  (14,760)     (81)                                                                    126                 (14,715)
(Decrease)increase
  in short-term
  borrowings from
  AT&T,net......... 4,849                                                                                        (4,849)
Other.............  1,118                                                                            (1,287)        (15)       (184)
NET CASH (USED
  IN) PROVIDED BY
  FINANCING
  ACTIVITIES OF
  CONTINUING
  OPERATIONS......  1,119       (81)    (158)                                                        (2,167)     (3,801)     (5,088)
Net cash provided
  by discontinued
  operations                                                                                          4,306         633       4,939
Net increase in
  cash and cash
  equivalents.....                                                                                       38                      38
Cash and cash
  equivalents at
  beginning of
  year............                                                                                       64                      64
Cash and cash
  equivalents at
  end of period...    $ -       $ -      $ -     $ -    $ -    $ -    $ -   $ -  $ -      $ -      $    102    $      -    $    102




N)       RECENT ACCOUNTING PRONOUNCEMENTS

             In August 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

             On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. An entity is not prohibited from classifying such gains and losses as extraordinary items, as long as they meet the criteria of APB No. 30. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for AT&T would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. AT&T does not expect that the adoption of SFAS No. 145 will have a material impact on AT&T's results of operations, financial position or cash flows.


O)       SUBSEQUENT EVENTS

             On April 25, 2002, AT&T and Pharmacia Corporation (Pharmacia) announced that Pharmacia will purchase AT&T's headquarters facility and corporate conference center in Basking Ridge, New Jersey, for $200. The transaction is expected to be completed in July 2002, and will result in a pretax gain of approximately $35 to $50 for AT&T.


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

             On December 19, 2001, AT&T and Comcast Corporation (Comcast) announced an agreement to combine AT&T Broadband with Comcast. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive a number of shares of AT&T Comcast common stock based on an exchange ratio calculated pursuant to a formula specified in the merger agreement. If determined as of the date of the merger agreement, the exchange ratio would have been approximately 0.34, assuming the AT&T shares held by Comcast are included in the number of shares of AT&T common stock outstanding. Assuming Comcast retains its AT&T shares and converts them into exchangeable preferred stock of AT&T as contemplated by the merger agreement, the exchange ratio would be approximately
         0.35. Assuming certain conditions, AT&T shareowners will own an approximate 55% economic stake and an approximate 61% voting interest in the new company, calculated as of the date of the merger agreement. The merger of AT&T Broadband and Comcast is subject to regulatory review, approval by both companies' shareowners and certain other conditions, and is expected to close by the end of 2002. AT&T also intends to proceed with the creation of a tracking stock for its AT&T Consumer Services business, which is expected to be distributed to AT&T shareowners following shareowner approval. AT&T has not yet determined the timing of the distribution, which may be made within a year of shareowner approval or may be made thereafter, depending on market conditions. Additionally, the AT&T board of directors could decide not to proceed with the distribution of the tracking stock, or could proceed at a time or in a manner different from its current intentions. On May 14, 2002, the company filed with the SEC, a joint AT&T/Comcast proxy seeking shareowner approval of the AT&T Broadband and Comcast merger and the creation of the AT&T Consumer Services tracking stock. In addition, the proxy also asks shareowners to consider an amendment to AT&T's charter to effect a one-for-five reverse stock split of AT&T common stock at the discretion of the AT&T Board. The purpose of the reverse stock split is to seek to adjust the trading prices of AT&T common stock following the various transactions to effect AT&T's restructuring plan, including the AT&T Comcast transaction.

             These restructuring activities are complicated and involve a substantial number of steps and transactions, including obtaining various approvals, such as Internal Revenue Service (IRS) rulings. AT&T anticipates, however, that the transactions associated with AT&T's restructuring plan will be tax-free to U.S. shareowners. Future financial conditions, superior alternatives or other factors may arise or occur that make it inadvisable to proceed with part or all of AT&T's restructuring plans. Any or all of the elements of AT&T's restructuring plan may not occur as we currently expect or in the time-frames that we currently contemplate, or at all. Alternative forms of restructuring, including sales of interests in these businesses, would reduce what is available for distribution to AT&T shareowners in the restructuring.


             On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation (LMG) as an independent, publicly traded company.


         TRACKING STOCKS

             In 2001, AT&T had tracking stocks that reflected the financial performance of LMG and AT&T Wireless Group. The shares initially issued tracked approximately 100% and 16% of the performance of LMG and AT&T Wireless Group, respectively.

             In 2001, the earnings attributable to AT&T Wireless Group are excluded from the earnings available to AT&T Common Stock Group and are reflected as "(Loss) from discontinued operations," net of applicable taxes in the Consolidated Statement of Operations. Similarly, the earnings and (losses) related to LMG are excluded from the earnings available to AT&T Common Stock Group. The remaining results of operations of AT&T, including the financial performance of AT&T Wireless Group not represented by the tracking stock, are referred to as the AT&T Common Stock Group and are represented by AT&T common stock.

             We did not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG was reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements. The amounts attributable to LMG are reflected in the accompanying Consolidated Statement of Operations and Cash Flows as "Equity (losses) from Liberty Media Group" prior to its split-off from AT&T.

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

             These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build out, interest costs and income, are necessarily estimates reflecting the best judgment of management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

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

                  o the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

                  o the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

                  o the ability to enter into agreements to provide services, and the cost of entering new markets necessary to provide services,

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

                  o the results of litigation filed or to be filed against the company,

                  o the possibility of one or more of the markets in which the company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which these groups have no control, and

                  o the risks related to AT&T's investments and joint ventures.

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

             The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three months ended March 31, 2002 and 2001, and financial condition as of March 31, 2002 and December 31, 2001.


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

         Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting polices that may involve a higher degree of judgment or complexity, please refer to AT&T's Form 10-K/A for the year ended December 31, 2001.


         CONSOLIDATED RESULTS OF OPERATIONS

             The comparison of first quarter 2002 results with the corresponding period in 2001 was impacted by events, such as net cable dispositions. For example, in 2001, we disposed of several cable systems, which were therefore not included in 2002, but were included in the prior year results until the date of disposition.

             Year-over-year comparison was also impacted by the deconsolidation of At Home Corp. (Excite@Home). In 2001, Excite@Home was fully consolidated for the period January 1, 2001, through September 28, 2001, the date Excite@Home filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy and AT&T removing its members from the Excite@Home board of directors, AT&T no longer consolidated Excite@Home as of September 30, 2001.


         REVENUE

        FOR THE THREE MONTHS ENDED MARCH 31,           2002          2001
                                                       ----          ----
                                                      (DOLLARS IN MILLIONS)
        AT&T Business Services                      $ 6,528       $ 7,096
        AT&T Consumer Services                        3,125         4,007
        AT&T Broadband                                2,439         2,465
        Corporate and Other                             (69)          (17)
                                                   --------      --------
        Total revenue                               $12,023       $13,551
                                                   ========      ========

             Total revenue for the three months ended March 31, 2002 decreased 11.3%, or $1.5 billion, compared with the first quarter of 2001. The decline was primarily driven by accelerating declines in long distance voice revenue of approximately $1.6 billion and an approximate $0.5 billion impact of net cable dispositions and the deconsolidation of Excite@Home. Partially offsetting the decline was increased revenue of $0.5 billion from AT&T Broadband, primarily high-speed data, telephony and digital video and growth in data, Internet protocol (IP), managed services and local services within AT&T Business Services.

             Revenue by segment is discussed in more detail in the segment results section.


         OPERATING EXPENSES

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Costs of services and products                $3,290          $3,572

             Cost of services and products include the costs of operating and maintaining our networks, costs to support our outsourcing contracts (including cost of equipment sold), programming for cable services, the provision for uncollectible receivables and other service-related costs.

             These costs decreased $0.3 billion, or 7.9%, in the first quarter of 2002 compared with the first quarter of 2001. Approximately $0.3 billion of the decrease was due to net cable dispositions and the deconsolidation of Excite@Home. Also contributing to this decrease was approximately $0.2 billion resulting from lower revenue and volumes in AT&T Business Services and AT&T Consumer Services. These decreases were partially offset by approximately $0.1 billion in higher costs at AT&T Broadband, primarily due to higher cable programming costs.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Access and other connection                   $2,808          $3,151

             Access and other connection expenses decreased 10.9%, or $0.3 billion, to $2.8 billion in the first quarter of 2002 compared with the first quarter of 2001. Included within access and other connection expenses are costs we pay to connect calls on the facilities of other service providers, as well as the Universal Service Fund contributions and multi-line per line charges mandated by the FCC. Approximately $0.2 billion of this reduction was driven by reductions in access rates for long distance calls, lower international connection rates and lower per line charges. Also contributing to this decrease was approximately $0.2 billion in lower Universal Service Fund contributions due to lower revenue and lower long distance volumes primarily in AT&T Consumer Services. These reductions were offset by slightly higher local connectivity costs.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Selling, general and administrative           $2,585          $2,794

             Selling, general and administrative (SG&A) expenses decreased $0.2 billion, or 7.5%, in the first quarter of 2002, compared with the first quarter of 2001. Approximately $0.1 billion of the decrease was due to expenses associated with net cable dispositions in the first quarter of 2001 and the deconsolidation of Excite@Home. Also contributing to the decrease were lower costs associated with cost control efforts and decreased customer care and billing expenses of approximately $0.3 billion primarily from AT&T Consumer Services, AT&T Broadband and AT&T Business Services. Partially offsetting this decrease were lower pension credits resulting from decreased returns on plan assets and expenses related to transaction costs associated with AT&T's restructuring announced in October 2000 of approximately $0.1 billion.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Depreciation and amortization                 $1,895          $2,412

             Depreciation and amortization expense declined $0.5 billion, or 21.4%, in the first quarter of 2002 compared with the first quarter of 2001. The decline was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which eliminated amortization of goodwill and franchise costs. In the first quarter of 2001, we recorded $0.6 billion of amortization expense on goodwill and franchise costs. The deconsolidation of Excite@Home and the net cable dispositions also contributed to the decline. The decline was partially offset by increased depreciation expense due to a higher asset base resulting from continued infrastructure investment.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Net restructuring and other charges            $ 56            $808

             During the first quarter of 2002, AT&T recorded $56 million of net restructuring and other charges for restructuring and exit costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions.

             The $56 million is comprised of headcount reductions of $42 million associated with employee separation costs resulting from this exit plan, $27 million in connection with facility closings and $4 million for other charges. Approximately 900 employees will be involuntarily separated in conjunction with this exit plan, approximately 75% of which are management and 25% are non-management. More than 15% of the employees affected by this exit plan have left their positions as of March 31, 2002, with the remaining reductions occurring throughout the remainder of 2002. Termination benefits of approximately $6 million were paid to employees during the first quarter of 2002 related to this exit plan. These charges were partially offset by the reversal of $17 million related to the business restructuring plan from the second quarter of 2001, primarily due to the redeployment of certain employees to different functions within AT&T Broadband.

             This restructuring and exit plan is expected to yield cash savings of approximately $4 million (net of severance benefit payouts) in 2002. In subsequent years, the net cash savings will continue to increase, due to the timing of actual separations and associated payments, until the completion of the exit plan at which time we expect to yield approximately $65 million of cash savings per year. Additionally, there will be no benefit to operating income (net of the restructuring charges recorded) in 2002. In subsequent years, the operating income benefit will continue to increase, due to the timing of actual separations, until the completion of the exit plan at which time we expect a benefit to operating income of approximately $74 million per year.

             During the first quarter of 2001, AT&T recorded $808 million of net restructuring and other charges, which included $739 million of asset impairment charges related to Excite@Home, and $69 million for restructuring and exit costs which consisted of $59 million for cash severance costs, $6 million related to facility closings and $4 million related to termination of lease obligations.

             The asset impairment charges included $600 million recorded by Excite@Home associated with goodwill impairment of various acquisitions, primarily Excite, and a related goodwill impairment charge of $139 million recorded by AT&T associated with its acquisition goodwill of Excite@Home. The impairment resulted from the continued weakness of the online media market that Excite@Home operated in. Since we consolidated, but only owned approximately 23% of Excite@Home, 77% of the charge recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our March 31, 2001 Consolidated Statement of Operations as "Minority interest and dividends on subsidiary preferred stock." Excite@Home was deconsolidated from AT&T's results on September 30, 2001.

             The $59 million of cash severance costs were primarily a result of synergies created by the MediaOne merger related to approximately 2,350 employees. Approximately 10% of the individuals were management employees and 90% were non-management employees.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Operating income                              $1,389           $814

             Operating income increased $0.6 billion, or 70.7%, in the first quarter of 2002 compared with the first quarter of 2001. The increase was primarily attributable to the impact of the deconsolidation of Excite@Home and net cable dispositions of $0.9 billion as well as a decrease in depreciation and other amortization expense of $0.5 billion due to the adoption of SFAS No. 142, as of January 1, 2002, which eliminated amortization of goodwill and franchise costs. Significantly offsetting these increases were the accelerating declines in the long distance business.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Other (expense), net                          $(162)          $(783)

             Other expense, net for the first quarter of 2002 was $0.2 billion, compared with $0.8 billion in the first quarter of 2001, a decrease in expense of $0.6 billion. The decrease resulted from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. In conjunction with the adoption, we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading," resulting in a pretax charge of $1.2 billion reflecting the initial reclassification. This decrease was partially offset by increased expense in 2002 of $0.2 billion related to the revaluation of certain financial instruments. Also offsetting the decrease in expense were lower net gains on sale of businesses and investments of $0.2 billion and higher cost investment impairment charges of $0.1 billion, primarily related to our investments in Vodafone ADRs and Time Warner Telecom.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Interest (expense)                            $(767)          $(879)

             Interest expense decreased 12.7%, or $0.1 billion, in the first quarter of 2002 compared with the first quarter of 2001. The decrease was primarily due to a lower average debt balance in the first quarter of 2002, compared with the first quarter of 2001, reflecting the company's debt reduction efforts.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        (Provision) for income taxes                  $(266)          $(218)

             The provision for income taxes increased $48 million, or 22.3%, in the first quarter of 2002 compared with the first quarter of 2001. The increase was primarily due to higher income before income taxes in the first quarter of 2002 compared with the first quarter of 2001, largely offset by lower net non tax-deductible items in the first quarter of 2002. The effective tax rate for the first quarter of 2002 was 57.8%, compared with a negative 25.7% for the prior year quarter. The first quarter 2002 effective tax rate was negatively impacted by non tax-deductible expenses, including costs associated with AT&T's restructuring plans, as well as the operational losses of AT&T Latin America, for which the company is unable to record tax benefits. The first quarter 2001 effective tax rate was impacted by a charge associated with the adoption of SFAS No. 133, as well as a non tax-deductible asset impairment charge recorded by Excite@Home. In addition, the first quarter 2001 effective tax rate was negatively impacted by the consolidation of operational losses of Excite@Home, for which the company was unable to record tax benefits, and non tax-deductible goodwill amortization.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Minority interest and dividends on
        subsidiary preferred stock                     $(57)           $640

             Minority interest and dividends on subsidiary preferred stock, which are recorded net of income taxes, represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries as well as dividends on preferred stock issued by subsidiaries of AT&T. The company recorded $0.1 billion of expense in the first quarter of 2002 and $0.6 billion of income in the first quarter of 2001. Income recorded in the first quarter of 2001 primarily reflects losses generated by Excite@Home, including an asset impairment charge, that were attributable to the approximately 77% of Excite@Home not owned by AT&T. In the first quarter of 2002, Excite@Home was not consolidated; therefore we no longer recorded minority interest income (expense) related to Excite@Home. The income tax benefit recorded on minority interest and dividends on subsidiary preferred stock was $25 million and $81 million for the first quarter of 2002 and 2001, respectively.

       FOR THE THREE MONTHS ENDED MARCH 31,            2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Equity (losses) from Liberty Media
        Group                                           $ -           $(697)

             As a result of the split-off of LMG on August 10, 2001, we no longer record the results of LMG.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Net (losses) related to other equity
        investments                                   $(297)          $(57)

             Net losses related to other equity investments, which are recorded net of income taxes, were $297 million in the first quarter of 2002 compared with $57 million in the first quarter of 2001, an increase of $240 million. The increase in losses was driven primarily by a $338 million pretax charge recorded in the first quarter of 2002 related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada not owned by AT&T. This charge reflects further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price of AT&T's obligation to purchase AT&T Canada shares. In addition, $105 million (pretax) of the increase in losses was due to the net impact of lower equity earnings relating to Cablevision and Net2Phone as a result of these investments being accounted for under the equity method in the first quarter of 2001 and the cost method in 2002.

             The income tax benefit recorded on net losses related to other equity investments was $184 million in the first quarter of 2002 and $74 million in the first quarter of 2001, an increase of $111 million. The amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $80 million in 2001. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize excess basis related to nonconsolidated investments.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Extraordinary gain - net of income
        taxes                                          $ 41            $ -

             During the first quarter of 2002, AT&T called $1.3 billion of trust originated preferred securities for early redemption, resulting in a gain on early extinguishment of debt of $41 million, net of $25 million of income taxes. The gain represents the difference between the carrying value of the debt and the cash paid to extinguish the debt.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Cumulative effect of accounting
        changes - net of income taxes                 $ (856)         $ 904

             Cumulative effect of accounting changes, net of applicable income taxes, was a loss of $0.9 billion in the first quarter of 2002 compared with a gain of $0.9 billion in the first quarter of 2001. Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with SFAS No. 142, franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). As a result of this test, an impairment loss of $0.9 billion, net of income taxes of $0.5 billion was recorded in the first quarter of 2002.

             The cumulative effect of accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," net of applicable income taxes, in the first quarter of 2001 was comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG. The $0.4 billion recorded by AT&T, excluding LMG, was attributable primarily to fair value adjustments of equity derivative instruments related to indexed debt instruments and warrants held in public and private companies. The $0.5 billion recorded by LMG represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----
                                                       (DOLLARS IN MILLIONS)
        Dividend requirements of preferred
        stock, net                                      $ -          $ (181)

         Dividend requirements of preferred stock were $0.2 billion in the first quarter of 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was recorded upon the issuance of the NTT DoCoMo preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock and accordingly were no longer outstanding.

        FOR THE THREE MONTHS ENDED MARCH 31,           2002            2001
                                                       ----            ----

        AT&T Common Stock Group - per basic
        and diluted share:
       (Loss) - continuing operations                $ (0.05)        $ (0.17)
        Total (loss)                                 $ (0.28)        $ (0.10)

             In the first quarter of 2002, AT&T Common Stock Group had a loss from continuing operations before extraordinary gain and cumulative effect of accounting changes per diluted share of $0.05, compared with a loss of $0.17 in the first quarter of 2001. The increase of $0.12 was primarily driven by favorable variances in other expense, net, and operating income, net of minority interest as well as decreased dividend requirements of preferred stock. Such favorable impacts were partially offset by an unfavorable variance in net losses related to other equity investments.

             In the first quarter of 2002, the total loss per share of AT&T Common Stock Group of $0.28 included a loss from continuing operations as discussed above of $0.05, a loss related to the cumulative effect of accounting change of $0.24, offset by an extraordinary gain of $0.01. In the first quarter of 2001, the total loss per share of AT&T Common Stock Group of $0.10 included a loss from continuing operations as discussed above of $0.17, a loss from discontinued operations of $0.02 and income related to the cumulative effect of accounting change of $0.09.

             In the first quarter of 2001, Liberty Media Group reported a loss of $0.06, which included income of $0.21 related to the cumulative effect of accounting change.

            In the first quarter of 2001, AT&T Wireless group reported a loss of $0.02.


         SEGMENT RESULTS

             In support of the services we provide, we segment our results by the operating units that support our primary lines of business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband. The balance of AT&T's operations, excluding LMG, is included in a corporate and other category. LMG was split-off from AT&T in August 2001.

             EBIT and EBITDA are the primary measures used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income (loss) plus other income (expense), minority interest and dividends on subsidiary preferred stock and net pretax earnings (losses) related to other equity investments. EBITDA is defined as EBIT, excluding minority interest and dividends on subsidiary preferred stock other than Excite@Home's minority interest, plus depreciation and amortization. Interest expense and income taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT and EBITDA are meaningful to investors because they provide analyses of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that both EBIT and EBITDA allow investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was $664 million and $459 million for the three months ended March 31, 2002 and 2001, respectively. EBITDA for AT&T was $2,641 million and $2,890 million for the three months ended March 31, 2002 and 2001, respectively. Our calculations of EBIT and EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow.

             The discussion of segment results includes revenue, EBIT, EBITDA, capital additions and total assets. The discussion of EBITDA for AT&T Broadband is modified to exclude other income (expense) and net pretax earnings (losses) related to equity investments. Total assets for each segment generally include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the corporate and other group. The loss from discontinued operations is not reflected in the corporate and other group. Capital additions for each segment include capital expenditures for property, plant and equipment, internal-use software, additions to nonconsolidated investments and increases in franchise costs.

             Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate & Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain corporate units previously included in the Corporate & Other group were transferred to the AT&T Business Services segment; the financial impacts of SFAS No. 133 that were previously recorded in the Corporate & Other group were transferred to the appropriate segments. All prior periods have been restated to reflect these changes.

             Reflecting the dynamics of our business, we continuously review our management model and structure, and make adjustments to our operating segments accordingly.


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


                                                  FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
         DOLLARS IN MILLIONS                       2002           2001
                                                   ----           ----
         External revenue
           Service revenue                      $ 6,347      $   6,866
           Equipment and product
           sales revenue                             98             71
                                                -------      ---------
         Total external revenue                   6,445          6,937
         Internal revenue                            83            159
                                                -------      ---------
         Total revenue                          $ 6,528      $   7,096
                                                =======      =========

         EBIT                                   $   452      $   1,006
         EBITDA                                 $ 1,536      $   2,029

         OTHER ITEMS
         Capital additions                      $   576      $   1,282

                                                     AT             AT
                                              MARCH 31,   DECEMBER 31,
                                                   2002           2001
                                              ---------   ------------
         Total assets                           $39,683      $  40,316

         REVENUE

             AT&T Business Services revenue decreased $0.6 billion, or 8.0%, in the first quarter of 2002 compared with the first quarter of 2001. The decrease was primarily due to a decline in long distance voice revenue of approximately $0.7 billion offset by an increase of $0.2 billion in data/IP/managed services, including equipment sales, and local voice services.

             Long distance voice services revenue decreased approximately 19% in the first quarter of 2002 compared with the first quarter of 2001. The decrease was primarily driven by a lower average price per minute reflecting the competitive forces within the industry as well as a wholesale-retail product mix shift, due to growth in the lower priced wholesale markets such as wireless. Long distance voice minute volumes were relatively flat for the first quarter of 2002 compared with the first quarter of 2001.

             Data/IP/managed services, excluding equipment sales, increased approximately 5.0% in the first quarter of 2002 compared with the first quarter of 2001. When we include equipment sales, these services increased approximately 6.0%. Growth was driven by packet services (IP, frame relay and ATM) partially offset by a decline in domestic private line service.

             Local voice services revenue grew nearly 17% in the first quarter of 2002 compared with the first quarter of 2001 as we continue to focus on increasing the utilization of our existing footprint. AT&T added more than 100,000 access lines in the first quarter of 2002 bringing the total number of access lines in service to more than 3 million. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network.

             AT&T Business Services internal revenue decreased $0.1 billion, or 47.5%, for the first quarter of 2002 compared with the first quarter of 2001. This decrease was primarily due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue.

         EBIT/EBITDA

             EBIT and EBITDA declined $0.6 billion and $0.5 billion respectively, or 55.1% and 24.3%, respectively, in the first quarter of 2002 compared with the first quarter of 2001. These declines primarily reflect the impact of lower prices within the long distance voice business, which includes pricing pressures from competition as well as a shift to lower margin products. In addition, the decline reflects a $0.3 billion charge recorded during the first quarter of 2002 related to AT&T's obligation to purchase the outstanding shares of AT&T Canada. These reductions were partially offset by cost savings from headcount reductions.

         OTHER ITEMS

             Capital additions decreased $0.7 billion, or 55.1%, in the first quarter of 2002 compared with the first quarter of 2001 as we continue to maintain a disciplined focus on capital spending. This decline reflects significantly lower capital expenditures on our core network and at AT&T Latin America in the first quarter of 2002 compared with the first quarter of 2001.

             Total assets decreased $0.6 billion, or 1.6%, at March 31, 2002, compared with December 31, 2001. The decrease reflects lower net property, plant and equipment and a reduction in investments and related advances primarily resulting from losses related to our equity investment in Concert.

         AT&T CONSUMER SERVICES

             AT&T Consumer Services provides a variety of communications services to residential customers including domestic and international long distance; transaction-based long distance, such as operator-assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

                                         FOR THE THREE MONTHS ENDED
                                                  MARCH 31,
         DOLLARS IN MILLIONS               2002           2001
                                          ------         ------
         Revenue                          $3,125         $4,007
         EBIT                             $  832         $1,318
         EBITDA                           $  873         $1,365

         OTHER ITEMS
         Capital additions                $   28         $   22

                                         AT MARCH    AT DECEMBER 31,
                                         31, 2002         2001
                                         --------    ---------------
         Total assets                     $1,883         $2,141

         REVENUE

             AT&T Consumer Services revenue declined $0.9 billion, or 22.0%, in the first quarter of 2002 compared with the first quarter of 2001. The decline was primarily due to a $0.9 billion decline in traditional long distance voice services; such as domestic and international dial services (long distance calls where the number "1" is dialed before the call), and domestic calling card services. The traditional long distance voice services were negatively impacted by ongoing competition, which has led to a loss of market share, and an acceleration of wireless and e-mail product substitution. In addition, the continued migration of customers to lower-priced products, including prepaid cards, and optional calling plans has negatively impacted traditional long distance voice services revenue. Partially offsetting these revenue declines was revenue growth of $0.1 billion for prepaid card and local services. Calling volumes declined at a mid-teens percentage rate in the first quarter of 2002 as a result of the acceleration of competition and substitution, partially offset by prepaid card usage.

         EBIT/EBITDA

             EBIT declined $0.5 billion, or 36.9%, and EBITDA declined $0.5 billion, or 36.1%, in the first quarter of 2002 compared with the first quarter of 2001. EBIT and EBITDA margins declined to 26.6% and 27.9%, from 32.9% and 34.1% in the first quarter of 2002 compared with the first quarter of 2001, respectively. Customers generate less revenue as they substitute long distance calling with wireless and e-mail services and migrate to lower priced calling plans and lower margin products. However, the associated billing, customer care and fixed costs remain, resulting in lower EBIT margins.

         OTHER ITEMS

             Capital additions in the first quarter of 2002 were about the same as in the first quarter of 2001.

             Total assets declined $0.3 billion to $1.9 billion at March 31, 2002, compared with $2.1 billion at December 31, 2001. The decline was primarily due to lower accounts receivable, reflecting lower revenue.


         AT&T BROADBAND

             AT&T Broadband offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as high-speed data (HSD) service, broadband telephony service and digital video service.

                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                              -------------------------
         DOLLARS IN MILLIONS                    2002            2001
                                              --------        ---------
          External revenue                    $  2,436        $  2,461
          Internal revenue                           3               4
                                              --------        --------
          Total revenue                       $  2,439        $  2,465
                                              ========        ========

         EBIT                                 $   (425)       $ (1,542)
         EBITDA excluding other income*       $    465        $    394

         OTHER ITEMS
         Capital additions                    $    748        $    910

                                             AT MARCH 31,    AT DECEMBER 31,
                                                 2002             2001
                                             ------------    ---------------
         Total assets                          $100,573         $103,060

         *EBITDA for AT&T Broadband excludes pretax earnings (losses) related to equity investments and other income (expense).

         REVENUE

             Broadband revenue declined $26 million, or 1.1%, for the three months ended March 31, 2002 compared with the first quarter of 2001. Approximately $0.3 billion of the decline was due to net cable dispositions. The decline was almost entirely offset by $0.2 billion of growth from advanced services (HSD, broadband telephony and digital video) as well as $0.1 billion of growth in other video services, primarily basic cable. The increase in basic cable revenue was primarily due to a basic video rate increase of approximately $80 million on January 1, 2002, partially offset by approximately $30 million from a loss of basic subscribers in the first quarter of 2002.

             At March 31, 2002, Broadband serviced 13.4 million basic cable customers, passing 24.9 million homes, compared with 15.9 million basic cable customers, passing 28.1 million homes at March 31, 2001. At March 31, 2002, we provided digital video service to 3.7 million customers, HSD service to 1.6 million customers and broadband telephony service to
         1.1 million customers. This compares with 3.1 million digital-video customers, 1.3 million HSD customers, and 0.7 million broadband telephony customers at March 31, 2001.

         EBIT/EBITDA

             The EBIT deficit for the three months ended March 31, 2002 decreased $1.1 billion from the comparable prior year period deficit of $1.5 billion. The decrease in the deficit was largely due to a $1.2 billion charge due to the adoption of SFAS No. 133 taken in the first quarter of 2001. In conjunction with the adoption, we reclassified certain investment securities from "available-for-sale" to "trading". The decline was also due to lower depreciation and other amortization expense of $0.3 billion primarily as a result of the adoption of SFAS No. 142. These declines were partially offset by $0.3 billion of lower gains from the sales of businesses and investments and ongoing valuation of certain financial instruments, lower income from equity investments of $0.1 billion and $0.1 billion higher investment impairment charges in the first quarter of 2002.

             EBITDA, which excludes pretax earnings (losses) from equity investments and other income (expense), was $0.5 billion for the three months ended March 31, 2002, an improvement of $0.1 billion, or 17.9%, from the comparable prior year period. This improvement was primarily due to improved EBITDA of $0.2 billion for advanced services (primarily broadband telephony and HSD), partially offset by net cable dispositions of $0.1 billion.

         OTHER ITEMS

             Capital additions decreased $0.2 billion, or 17.8%, to $0.7 billion for the three months ended March 31, 2002, from $0.9 billion for the comparable prior year period. This decrease was primarily driven by a decline in capital expenditures combined with decreased infusions into non-consolidated investments. The first quarter 2002 spending was primarily related to the growth and support of advanced services and plant upgrade expenditures.

             Total assets at March 31, 2002, were $100.6 billion compared with $103.1 billion at December 31, 2001. The decrease in total assets was primarily due to a $1.4 billion impairment charge of franchise costs upon the adoption of SFAS No. 142 and the net unfavorable mark-to-market adjustments of $0.9 billion on non-consolidated investments and certain derivative instruments.


         CORPORATE AND OTHER

             This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home.

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                          ------------------------
         DOLLARS IN MILLIONS                2002            2001
                                          --------        --------

         External revenue                 $    17         $   146
         Internal revenue                     (86)           (163)
                                              ---            ----
         Total revenue                    $   (69)        $   (17)
                                          =======         =======

         EBIT                             $  (195)        $  (323)
         EBITDA                           $   (99)        $  (142)

         OTHER ITEMS
         Capital additions                $    10         $   188

                                         AT MARCH 31,   AT DECEMBER 31,
                                             2002            2001
                                         ------------   ---------------
         Total assets                      $10,668          $19,765

         REVENUE

             Revenue for corporate and other decreased $0.1 billion in the first quarter of 2002 compared with the first quarter of 2001. The decrease is largely due to the impact of the deconsolidation of Excite@Home of $0.1 billion. Partially offsetting this decline in revenue were lower internal revenue eliminations of $0.1 billion as a result of the split-off of AT&T Wireless on July 9, 2001, partially offset by increased internal sales from AT&T Business Services to AT&T Broadband.

         EBIT/EBITDA

             EBIT and EBITDA deficits declined $0.1 billion and $43 million, respectively, to deficits of $0.2 billion and $0.1 billion, respectively, in the first quarter of 2002 compared with the first quarter of 2001. The decline was largely due to the impact of the deconsolidation of Excite@Home of $0.3 billion on both EBIT and EBITDA. The declines were partially offset by $0.1 billion of expense related to the on-going valuation activity of certain financial instruments and greater cost investment impairment charges; a lower pension credit (income) of $0.1 billion and lower net gains on sales of investments of $0.1 billion.

         OTHER ITEMS

             Capital additions decreased $0.2 billion in 2002. The decrease was primarily attributable to the impact of the deconsolidation of Excite@Home of $0.1 billion as well as decreased purchases of non-consolidated investments of $0.1 billion.

             Total assets decreased $9.1 billion, to $10.7 billion in the first quarter of 2002. The decrease was primarily driven by a lower cash balance held at March 31, 2002 that reflected the pay down of debt.


         LIQUIDITY

         FOR THE THREE MONTHS ENDED MARCH 31,          2002             2001
                                                       ----             ----
                                                       (DOLLARS IN MILLIONS)
         CASH FLOWS:
           Provided by operating activities         $ 1,617        $   1,610
           Used in investing activities              (1,571)          (1,423)
           Used in financing activities              (8,295)          (5,088)
           Provided by discontinued operations            -            4,939

             Net cash provided by operating activities of $1.6 billion for the three months ended March 31, 2002, was primarily due to $3.1 billion of income from continuing operations, excluding non-cash income items, partially offset by net changes in other operating assets and liabilities of $1.0 billion and a decrease in accounts payable of $0.7 billion. Net cash provided by operating activities of $1.6 billion for the three months ended March 31, 2001, was primarily due to income from continuing operations, excluding non-cash income items and the adjustment for net gains on sales of businesses of $3.0 billion, partially offset by a decrease in accounts payable of $1.1 billion and net changes in other operating assets and liabilities of $0.4 billion.

             AT&T's investing activities resulted in a net use of cash of $1.6 billion for the three months ended March 31, 2002, compared with $1.4 billion for the comparable period in 2001. In the first quarter of 2002, AT&T spent $1.5 billion on capital expenditures. For the three months ended March 31, 2001, AT&T spent approximately $2.4 billion on capital expenditures and $0.3 billion on non-consolidated investments, primarily infusions into existing cable investments. In addition, AT&T received approximately $0.7 billion from the sales of various investments and $0.6 billion primarily from the net dispositions of businesses.

             For the three months ended March 31, 2002, net cash used in financing activities was $8.3 billion, compared with $5.1 billion for the three months ended March 31, 2001. In the first quarter of 2002, AT&T made net payments of $8.2 billion to reduce debt. In the first quarter of 2001, AT&T made net payments of $14.8 billion to reduce debt and received $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo.

              At March 31, 2002, we had current assets of $13.6 billion and current liabilities of $16.0 billion. The current assets were primarily comprised of trade and other receivables of $8.9 billion and cash of $2.3 billion. The current liabilities were primarily comprised of other current liabilities of $5.3 billion, debt maturing within one year of $5.2 billion and accounts payable of $3.9 billion. We expect to fund our operations primarily with cash from operations, cash on hand, commercial paper and our securitization program. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity.

             On April 1, 2002, AT&T called the TCI Financing IV trust originated preferred securities of $0.2 billion. This amount was included within "Debt maturing within one year" in the Consolidated Balance Sheet at March 31, 2002.

             On February 27, 2002, AT&T signed an agreement with AT&T Latin America (ALA) that restructured approximately $725 million of ALA's short-term and long-term debt and preferred stock held by AT&T, plus accrued interest and dividends. At March 31, 2002, $25 million of the $725 million financing was not drawn. ALA's senior secured vendor financing of $298 million became effective on March 27, 2002. The AT&T-provided debt and preferred facilities are subordinated to the ALA senior secured vendor financing. The agreement between AT&T and ALA, which also took effect on March 27, 2002, extends the maturity and redemption dates of all ALA debt and preferred stock payable to AT&T to October 2008. ALA may be required to make earlier prepayments of debt or redemptions of preferred stock out of the net proceeds of certain future equity and debt offerings. In addition, while the vendor financing is outstanding, the agreement defers interest payments on all AT&T debt and dividend payments on AT&T preferred stock until October 2008.

             If the proposed spin-off of AT&T Broadband occurs as currently structured, the debt of TCI and MediaOne will be included in the net assets spun-off and will be included in AT&T Comcast. The amount of this third-party debt at March 31, 2002, was $17.3 billion. The intercompany debt of AT&T Broadband payable to AT&T that is outstanding at the time of the spin-off will be repaid immediately prior to the spin-off. At March 31, 2002 such intercompany debt amounted to approximately $6.0 billion. In addition, AT&T's quarterly convertible income preferred securities, which had a book value of $4.7 billion at March 31, 2002, will be included in the net assets spun-off and will be included in AT&T Comcast.

         Contractual Cash Obligations

             In 2001, AT&T recorded a liability of $3.0 billion reflecting the estimated loss on AT&T's commitment to purchase the publicly-owned shares of AT&T Canada. As of March 31, 2002, the aggregate amount that AT&T would need to pay to complete its obligation related to AT&T Canada is approximately $3.3 billion. We do not know the timing or amounts we will have to pay in connection with this obligation as it may be settled using cash or AT&T common stock, or any combination thereof. The purchase commitment will continue to be evaluated against the difference between the contractual floor price and underlying value of AT&T Canada shares, which could result in the recognition of additional future liabilities in the amount of approximately $0.8 billion, assuming that the commitment is executed on June 30, 2003.

             AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. These contracts are based on volumes and have penalty fees if certain volume levels are not met. We assessed our minimum exposure based on penalties to exit the contracts. At December 31, 2001, penalties to exit these contracts in any given year totaled approximately $1.5 billion. This amount increased to approximately $1.7 billion at March 31, 2002, primarily as a result of the company entering into additional contracts.


         FINANCIAL CONDITION

                                          MARCH 31,        DECEMBER 31,
                                            2002               2001
                                         ----------        ------------
         DOLLARS IN MILLIONS
         Total assets                    $ 152,807         $ 165,282
         Total liabilities                  94,087           105,322
         Total shareowners' equity          51,265            51,680

             Total assets decreased $12.5 billion, or 7.5%, to $152.8 billion at March 31, 2002 from $165.3 billion at December 31, 2001. This decrease was largely driven by an $8.2 billion reduction in cash primarily due to the net repayment of debt. Also contributing to the decrease were lower investments and related advances due to unfavorable mark-to-market adjustments on monetized investments and permanent impairments on certain investments as well as lower franchise costs as a result of an impairment recorded in connection with the adoption of SFAS No. 142.

             Total liabilities decreased $11.2 billion, or 10.7%, to $94.1 billion at March 31, 2002 from $105.3 billion at December 31, 2001. This decrease was primarily a result of $9.2 billion in lower debt primarily reflecting the pay down of short-term debt as well as favorable mark-to-market adjustments on certain derivatives embedded in debt that are indexed to various investments.

             Minority interest decreased $0.8 billion, or 23.3%, to $2.7 billion at March 31, 2002, from $3.6 billion at December 31, 2001. This decrease was primarily due to the exchange of a portion of TCI Pacific shares for AT&T shares.

             Total shareowners' equity decreased $0.4 billion, or 0.8%, to $51.3 billion at March 31, 2002 from $51.7 billion at December 31, 2001. This decrease was primarily due to a reduction in retained earnings resulting from net losses. These reductions were partially offset by an increase in additional paid-in capital resulting from the exchange of TCI Pacific shares for AT&T shares.

             In March 2002 when AT&T declared its quarterly dividends to the AT&T Common Stock Group shareowners, the company was in an accumulated deficit position. As a result, the company reduced additional paid-in capital by $0.1 billion for the entire amount of the dividends declared.

             The ratio of total debt to total capital for AT&T (total debt divided by total debt and equity) was 43.6% at March 31, 2002, compared with 47.7% at December 31, 2001. For purposes of this calculation, equity includes the convertible trust preferred securities and subsidiary redeemable preferred stock. In addition, included in total debt was approximately $7.6 billion and $8.6 billion of notes at March 31, 2002 and December 31, 2001, respectively, which are exchangeable into or collateralized by securities we own. Excluding this debt, the debt ratio at March 31, 2002, was 39.1%, compared with 43.4% at December 31, 2001. The company's debt reduction efforts drove the decreases in the debt ratios.

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

             Assuming a 10% downward shift in interest rates at March 31, 2002, the fair value of unhedged debt would have increased by approximately $1.4 billion.


         RECENT ACCOUNTING PRONOUNCEMENTS

             In August 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

             On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. An entity is not prohibited from classifying such gains and losses as extraordinary items, as long as they meet the criteria of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for AT&T would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. AT&T does not expect that the adoption of SFAS No. 145 will have a material impact on AT&T's results of operations, financial position or cash flows.

         SUBSEQUENT EVENTS

             Effective April 1, 2002, Concert was unwound. Pursuant to the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture.

             On April 25, 2002, AT&T and Pharmacia Corporation (Pharmacia) announced that Pharmacia will purchase AT&T's headquarters facility and corporate conference center in Basking Ridge, New Jersey, for $200 million. The transaction is expected to be completed in July 2002, and will result in a pretax gain of approximately $35 to $50 million for AT&T.

                           PART II - OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit Number

             12  Computation of Ratio of Earnings to Fixed Charges


         (b) Reports on Forms 8-K

             Form 8-K dated January 4, 2002 was filed pursuant to Item 5 and
         Item 7 on January 4, 2002. Form 8-K dated February 5, 2002 was filed pursuant to Item 5 and Item 7 was filed on February 5, 2002. Form 8-K dated February 21, 2002 was filed pursuant to Item 5 and Item 7 on February 21, 2002.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AT&T Corp.


                             /s/ N.S. Cyprus
                            ---------------------------------------
                            By: N.S. Cyprus
                                Vice President and Controller
                                (Principal Accounting Officer)


Date:    May 15, 2002