Form 10-Q
period 2002-06-30
AT&T CORP
filed 2002-08-14
CIK 5907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

         | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|  No | |

At July 31, 2002, the following shares of stock were outstanding:

AT&T common stock - 3,845,513,811 shares

                         PART I - FINANCIAL INFORMATION
                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                                 2002          2001          2002          2001
                                                                 ----          ----          ----          ----
Revenue                                                        $ 12,104      $ 13,265      $ 24,088      $ 26,738
                                                               --------      --------      --------      --------

Operating Expenses
Costs of services and products (excluding depreciation of
  $1,437, $1,181, $2,774 and $2,368 included below)               3,339         3,410         6,629         6,982
Access and other connection                                       2,763         3,105         5,571         6,256
Selling, general and administrative                               2,644         2,749         5,190         5,465
Depreciation and amortization                                     1,959         2,350         3,854         4,762
Net restructuring and other charges                                  --           287            56         1,095
Goodwill and franchise impairment charges                        16,479            --        16,479            --
                                                               --------      --------      --------      --------
Total operating expenses                                         27,184        11,901        37,779        24,560
                                                               --------      --------      --------      --------

Operating (loss) income                                         (15,080)        1,364       (13,691)        2,178

Other (expense), net                                               (829)         (308)         (991)       (1,091)
Interest (expense)                                                 (716)         (761)       (1,483)       (1,640)
                                                               --------      --------      --------      --------
(Loss) income from continuing operations before income
  taxes, minority interest and dividends on subsidiary
  preferred stock and net (losses) related to equity
  investments                                                   (16,625)          295       (16,165)         (553)
Benefit for income taxes                                          4,631           436         4,365           218
Minority interest and dividends on subsidiary preferred
  stock                                                             (31)          198           (88)          838
Net (losses) related to other equity investments                   (724)         (980)       (1,021)       (1,037)
Equity (losses) from Liberty Media Group                             --        (2,125)           --        (2,822)
                                                               --------      --------      --------      --------
(Loss) from continuing operations                               (12,749)       (2,176)      (12,909)       (3,356)
(Loss) income from discontinued operations (net of income
  taxes of $44, $(119), $44 and $(158))                             (88)          218           (88)          150
                                                               --------      --------      --------      --------
(Loss) before extraordinary gain and cumulative effect of
  accounting changes                                            (12,837)       (1,958)      (12,997)       (3,206)
Extraordinary gain (net of income taxes of $(5) and $(30))            7            --            48            --
Cumulative effect of accounting changes (net of income
  taxes of $530 and $(578))                                          --            --          (856)          904
                                                               --------      --------      --------      --------
Net (loss)                                                      (12,830)       (1,958)      (13,805)       (2,302)
Dividend requirements of preferred stock, net                        --          (236)           --          (417)
Premium on exchange of AT&T Wireless tracking stock                  --           (80)           --           (80)
                                                               --------      --------      --------      --------
(Loss) attributable to common shareowners                      $(12,830)     $ (2,274)     $(13,805)     $ (2,799)
                                                               ========      ========      ========      ========

AT&T Common Stock Group - per basic and diluted share:
(Loss) from continuing operations                              $  (3.49)     $  (0.10)     $  (3.59)     $  (0.28)
(Loss) income from discontinued operations                        (0.03)         0.05         (0.03)         0.03
Extraordinary gain                                                   --            --          0.01            --
Cumulative effect of accounting changes                              --            --         (0.23)         0.10
                                                               --------      --------      --------      --------
(Loss)                                                         $  (3.52)     $  (0.05)     $  (3.84)     $  (0.15)
                                                               ========      ========      ========      ========

Dividends declared                                             $ 0.0375      $ 0.0375      $  0.075      $  0.075

AT&T Wireless Group - per basic and diluted share:
Income from discontinued operations                            $     --      $   0.08      $     --      $   0.08
                                                               ========      ========      ========      ========

Liberty Media Group - per basic and diluted share:
(Loss) before cumulative effect of accounting change           $     --      $  (0.82)     $     --      $  (1.09)
Cumulative effect of accounting change                               --            --            --          0.21
                                                               --------      --------      --------      --------
(Loss)                                                         $     --      $  (0.82)     $     --      $  (0.88)
                                                               ========      ========      ========      ========

    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                            AT               AT
                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002             2001
                                                                           ----             ----
ASSETS
Cash and cash equivalents                                                $   5,606        $  10,592
Accounts receivable, less allowances of $832 and $827                        7,191            7,736
Other receivables                                                              374            1,645
Investments                                                                    414              668
Deferred income taxes                                                        1,981            1,230
Other current assets                                                           978              657
                                                                         ---------        ---------
TOTAL CURRENT ASSETS                                                        16,544           22,528
                                                                         ---------        ---------

Property, plant and equipment, net of accumulated depreciation of
  $35,165 and $32,046                                                       41,460           41,322
Goodwill, net of accumulated amortization of $1,307 in 2001                 20,526           24,675
Franchise costs, net of accumulated amortization of $2,501 in 2001          29,083           42,819
Other purchased intangible assets, net of accumulated amortization
  of $782 and $647                                                           2,064            2,222
Investments and related advances                                            18,676           23,818
Prepaid pension costs                                                        3,466            3,337
Other assets                                                                 6,076            4,561
                                                                         ---------        ---------
TOTAL ASSETS                                                             $ 137,895        $ 165,282
                                                                         =========        =========
LIABILITIES
Accounts payable                                                         $   4,330        $   4,744
Payroll and benefit-related liabilities                                      1,551            2,084
Debt maturing within one year                                                5,889           12,958
AT&T Canada obligation                                                       3,664               --
Other current liabilities                                                    4,779            5,641
                                                                         ---------        ---------
TOTAL CURRENT LIABILITIES                                                   20,213           25,427
                                                                         ---------        ---------

Long-term debt                                                              37,271           40,527
Long-term benefit-related liabilities                                        3,632            3,594
Deferred income taxes                                                       23,911           28,160
Other long-term liabilities and deferred credits                             3,991            7,614
                                                                         ---------        ---------
TOTAL LIABILITIES                                                           89,018          105,322
                                                                         ---------        ---------

Minority Interest                                                            1,397            3,560

Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated Debt
  Securities of AT&T                                                         4,725            4,720

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares;
  issued and outstanding 3,845,223,065 shares (net of 858,521,242 treasury shares) at June 30, 2002 and 3,542,405,744 shares (net
  of 851,746,431 treasury shares) at December 31, 2001                       3,845            3,542
Additional paid-in capital                                                  56,312           51,964
Accumulated (deficit)                                                      (17,288)          (3,484)
Accumulated other comprehensive (loss)                                        (114)            (342)
                                                                         ---------        ---------
TOTAL SHAREOWNERS' EQUITY                                                   42,755           51,680
                                                                         ---------        ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                $ 137,895        $ 165,282
                                                                         =========        =========

    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     2002           2001
                                                                     ----           ----
AT&T Common Shares
  Balance at beginning of year                                   $  3,542      $   3,760
  Shares issued, net:
    Under employee plans                                               20              7
    For acquisitions                                                   --             44
    Settlement of put option                                           --            155
    Exchange of AT&T Wireless tracking stock                           --           (372)
    For funding AT&T Canada obligation                                230             --
    Redemption of TCI Pacific preferred stock                          52             --
    Other*                                                              1            (62)
                                                                 --------      ---------
Balance at end of period                                            3,845          3,532
                                                                 --------      ---------
AT&T Wireless Group Common Stock
  Balance at beginning of year                                         --            362
  Shares issued:
    Under employee plans                                               --              2
    Exchange of AT&T Wireless tracking stock                           --            438
                                                                 --------      ---------
Balance at end of period                                               --            802
                                                                 --------      ---------
Liberty Media Group Class A Common Stock
  Balance at beginning of year                                         --          2,364
  Shares issued, net                                                   --             14
                                                                 --------      ---------
Balance at end of period                                               --          2,378
                                                                 --------      ---------
Liberty Media Group Class B Common Stock
  Balance at beginning of year                                         --            206
  Shares issued, net                                                   --              6
                                                                 --------      ---------
Balance at end of period                                               --            212
                                                                 --------      ---------
Additional Paid-In Capital
  Balance at beginning of year                                     51,964         90,496
  Shares issued, net:
    Under employee plans                                              249            164
    For acquisitions                                                   --            827
    For funding AT&T Canada obligation                              2,301             --
    Redemption of TCI Pacific preferred stock                       2,045             --
    Other*                                                             21         (1,044)
  Gain on issuance of common stock by affiliates                       --             18
  Exchange of AT&T Wireless tracking stock                             --             14
  Settlement of put option                                             --          3,237
  Beneficial conversion value of preferred stock                       --            295
  Dividends declared - AT&T Common Stock Group                       (278)            --
  Other                                                                10              6
                                                                 --------      ---------
Balance at end of period                                           56,312         94,013
                                                                 --------      ---------
(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year                                     (3,484)         7,408
  Net (loss)                                                      (13,805)        (2,302)
  Dividends declared - AT&T Common Stock Group                         --           (275)
  Dividends accrued - preferred stock                                  --           (417)
  Premium on exchange of AT&T Wireless tracking stock                  --            (80)
  Treasury shares issued at less than cost                              1             (9)
                                                                 --------      ---------
Balance at end of period                                          (17,288)         4,325
                                                                 --------      ---------

                                   (CONTINUED)

                           AT&T CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     2002           2001
                                                                     ----           ----
Accumulated Comprehensive (Loss)
  Balance at beginning of year                                       (342)        (1,398)
  Other comprehensive income                                          228          2,118
                                                                 --------      ---------
Balance at end of period                                             (114)           720
                                                                 --------      ---------
Total Shareowners' Equity                                        $ 42,755      $ 105,982
                                                                 ========      =========

Summary of Total Comprehensive (Loss):
Net (loss)                                                       $(13,805)     $  (2,302)
Net foreign currency translation adjustment (net of income
         taxes of $(31) and $143)(1)                                   49           (247)
Net revaluation of securities and derivative instruments:
Unrealized gains (losses) (net of income taxes of $425 and
         $(1,189))(1)                                                (688)         1,782
Recognition of previously unrealized losses (gains) (net of
         income taxes of $(538) and $(361))(2)                        867            583
                                                                 --------      ---------
Comprehensive (Loss)                                             $(13,577)     $    (184)
                                                                 ========      =========

* Other activity in 2001 represents AT&T stock received in exchange for entities owning certain cable systems.

AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

(1) In the first six months of 2001, total comprehensive (loss) included LMG's foreign currency translation adjustments totaling $(151), net of applicable income taxes and unrealized gains (losses) on available-for-sale securities totaling $2,056, net of applicable income taxes.

(2) See note (d) for a summary of the "Recognition of previously unrealized losses (gains)".

    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                     2002         2001
                                                                                     ----         ----
OPERATING ACTIVITIES
Net (loss)                                                                       $(13,805)     $(2,302)
Deduct: (Loss) income from discontinued operations                                    (88)         150
                                                                                 --------      -------
(Loss) from continuing operations                                                 (13,717)      (2,452)

Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities of continuing operations:
    Goodwill and franchise impairment charges                                      16,479           --
    Depreciation and amortization                                                   3,854        4,762
    Net equity losses from Liberty Media Group                                         --        2,822
    Net losses related to other equity investments                                  1,653        1,639
    Cost method investment impairment charges                                       1,416          195
    Cumulative effect of accounting changes - net of income taxes                     856         (904)
    Provision for uncollectible receivables                                           614          531
    Net restructuring and other charges                                                15        1,009
    Deferred income taxes                                                          (4,610)        (932)
    Net revaluation of certain financial instruments                                 (231)         913
    Net gains on sales of businesses and investments                                  (13)        (577)
    Minority interest and dividends on subsidiary preferred stock                     (49)        (953)
    Extraordinary gain - net of income taxes                                          (48)          --
    Put option mark-to-market charge                                                   --          838
    Decrease in receivables                                                           159          196
    Decrease in accounts payable                                                     (425)        (763)
    Net change in other operating assets and liabilities                           (1,125)      (1,576)
    Other adjustments, net                                                             86          (39)
                                                                                 --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                  4,914        4,709
                                                                                 --------      -------
INVESTING ACTIVITIES
Capital expenditures and other additions                                           (3,412)      (4,666)
Investment contributions and purchases                                                (20)        (367)
Investment distributions and sales                                                     21        1,560
Proceeds from sale or disposal of property, plant and equipment                       254           14
Net dispositions of businesses, net of cash disposed                                   14        3,120
Increase in restricted cash                                                          (413)          --
Other investing activities, net                                                      (143)         (98)
                                                                                 --------      -------
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                   (3,699)        (437)
                                                                                 --------      -------

FINANCING ACTIVITIES
Decrease in short-term borrowings, net                                             (6,029)      (8,466)
Retirement of long-term debt                                                       (2,468)        (814)
Dividends paid on common stock                                                       (267)        (284)
Dividends paid on preferred securities                                               (107)        (106)
Proceeds from long-term debt issuances                                                106          195
Issuance of AT&T common shares                                                      2,593           88
Net (acquisition) issuance of treasury shares                                         (28)          19
Issuance of convertible preferred securities and warrants                              --        9,811
Issuance of AT&T Wireless Group common shares                                          --           54
Other financing activities, net                                                        (1)         (37)
                                                                                 --------      -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS       (6,201)         460
                                                                                 --------      -------
Net cash provided by discontinued operations                                           --        4,921
Net (decrease) increase in cash and cash equivalents                               (4,986)       9,653
Cash and cash equivalents at beginning of year                                     10,592           64
                                                                                 --------      -------
Cash and cash equivalents at end of period                                       $  5,606      $ 9,717
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

                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

a)    BASIS OF PRESENTATION

            The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 2001 and AT&T's Form 10-Q for the quarter ended March 31, 2002. We have reclassified certain prior period amounts to conform to our current presentation.

b)    RESTRUCTURING OF AT&T

            On October 25, 2000, AT&T announced a restructuring plan designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's four major operating units.

            On July 10, 2002, AT&T and Comcast Corporation (Comcast) shareowners approved the proposed merger between AT&T Broadband and Comcast. The merger still remains subject to certain regulatory reviews and approvals and certain other conditions and is expected to close by the end of 2002. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously AT&T Broadband and Comcast will merge into subsidiaries of a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive approximately 0.32 of a share of AT&T Comcast for each share of AT&T they own, based on calculations using June 30, 2002 share prices. AT&T shareowners will own an approximate 55% economic stake and have an approximate 61% voting interest in the new company. The spin-off of AT&T Broadband could result in the recognition of a loss for the difference between the fair value of the Comcast shares to be received by AT&T shareholders in the merger and the net book value of AT&T Broadband. At June 30, 2002, the book value of AT&T Broadband approximated the fair value of the Comcast shares to be received based on the June 30, 2002 Comcast stock trading price of $24.20 per share (see Note g). If the Comcast stock price decreases below $24.20 per share, AT&T will need to record a charge to adjust the AT&T Broadband book value to the fair value of the Comcast shares.

            On July 10, 2002, AT&T shareholders also approved the creation of a separate tracking stock intended to reflect the financial performance and economic value of its AT&T Consumer Services business. AT&T has not yet determined the timing, if any, of the distribution. A decision on a distribution will depend on market conditions and other factors. In addition, AT&T shareowners approved a one-for-five reverse stock split. The purpose of the reverse stock split is to seek to adjust the trading price of AT&T common stock upward following completion of the various transactions to effect AT&T's restructuring plan.

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

c)    SIGNIFICANT ACCOUNTING POLICIES

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

            Effective January 1, 2002, AT&T adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the amortization period for intangible assets with finite lives will no longer be limited to 40 years. We have determined that our franchise costs are indefinite-lived assets, as defined in SFAS No. 142, and therefore are not subject to amortization beginning in 2002. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore no impairment loss was recognized upon adoption. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $0.9 billion, net of taxes of $0.5 billion, or $0.23 per basic and diluted share was recorded relating to our AT&T Broadband segment in the first quarter of 2002 and is included in "Cumulative effect of accounting changes" in the Consolidated Statement of Operations. (See Note g for discussion of interim testing of goodwill and franchise costs.)

            The following tables present the impact of SFAS No. 142 on net
      (loss) income and (loss) earnings per share had the standard been in effect on January 1, 2001.

                                                        AT&T COMMON STOCK           AT&T WIRELESS             LIBERTY MEDIA
                                                              GROUP                     GROUP                      GROUP
                                                              -----                     -----                      -----
      FOR THE THREE MONTHS ENDED JUNE 30,                  2002       2001          2002         2001          2002        2001
                                                           ----       ----          ----         ----          ----        ----
      NET (LOSS) INCOME:
      Reported (loss) from continuing operations
        before extraordinary gain                      $(12,749)     $ (51)     $     --     $     --      $     --     $(2,125)
      Dividend requirements of preferred stock               --       (236)           --           --            --          --
      Premium on exchange of AT&T Wireless
        tracking stock                                       --        (80)           --           --            --          --
                                                       --------      -----      --------     --------      --------     -------
      Reported (loss) form continuing operations
          available to common shareowners               (12,749)      (367)           --           --            --      (2,125)
      Add back amortization, net of tax:
        Goodwill*                                            --        194            --           --            --         148
        Equity method excess basis                           --         47            --           --            --         107
        Franchise costs                                      --        192            --           --            --           2
                                                       --------      -----      --------     --------      --------     -------
      Adjusted (loss) income from continuing
          operations before extraordinary gain
          available to common shareowners              $(12,749)     $  66      $     --     $     --      $     --     $(1,868)
      Reported (loss) income from discontinued
        operations                                          (88)       176            --           42            --          --
      Add back discontinued operations
        amortization, net of tax                             --         75            --           21            --          --
      Extraordinary gain                                      7         --            --           --            --          --
                                                       --------      -----      --------     --------      --------     -------

      ADJUSTED NET (LOSS) INCOME AVAILABLE TO
          COMMON SHAREOWNERS                           $(12,830)     $ 317      $     --     $     63      $     --     $(1,868)
                                                       ========      =====      ========     ========      ========     =======

      BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
      Reported basic and diluted (loss)
        per share from continuing operations
        before extraordinary gain                      $  (3.49)     $(0.10)    $     --     $     --      $     --     $ (0.82)
      Add back amortization, net of tax:
        Goodwill*                                            --       0.06            --           --            --        0.06
        Equity method excess basis                           --       0.01            --           --            --        0.04
        Franchise costs                                      --       0.05            --           --            --          --
                                                       --------      -----      --------     --------      --------     -------
      Adjusted basic and diluted (loss) earnings
        per share from continuing operations
        before extraordinary gain                      $  (3.49)     $0.02      $     --     $     --      $     --     $ (0.72)
      Reported (loss) income from discontinued
        operations                                        (0.03)      0.05            --        (0.08)           --          --
      Add back discontinued operations
        amortization, net of tax                             --       0.02            --         0.04            --          --
      Extraordinary gain                                     --         --            --           --            --          --
                                                       --------      -----      --------     --------      --------     -------
      ADJUSTED BASIC AND DILUTED (LOSS) EARNINGS
        PER SHARE                                      $  (3.52)     $0.09      $     --     $  (0.04)     $     --     $ (0.72)
                                                       ========      =====      ========     ========      ========     =======

* Goodwill amortization is net of the Excite@Home minority interest impact on goodwill.

                                                        AT&T COMMON STOCK           AT&T WIRELESS             LIBERTY MEDIA
                                                              GROUP                     GROUP                      GROUP
                                                              -----                     -----                      -----
      FOR THE SIX MONTHS ENDED JUNE 30,                    2002         2001          2002         2001         2002        2001
                                                           ----         ----          ----         ----         ----        ----
      NET (LOSS) INCOME:
      Reported (loss) from continuing operations
        before extraordinary gain and cumulative
        effect of accounting changes                   $(12,909)     $  (534)     $     --     $     --     $     --     $(2,822)
      Dividend requirements of preferred stock               --         (417)           --           --           --          --
      Premium on exchange of AT&T Wireless
        tracking stock                                       --          (80)           --           --           --          --
                                                       --------      -------      --------     --------     --------     -------
      Reported (loss) form continuing operations
          available to common shareowners               (12,909)      (1,031)           --           --           --      (2,822)
      Add back amortization, net of tax:
        Goodwill*                                            --          405            --           --           --         300
        Equity method excess basis                           --           97            --           --           --         322
        Franchise costs                                      --          391            --           --           --           3
                                                       --------      -------      --------     --------     --------     -------
      Adjusted (loss) from continuing operations
          before extraordinary gain and
          cumulative effect of accounting changes      $(12,909)     $  (138)     $     --     $     --     $     --     $(2,197)
      Reported (loss) income from discontinued
        operations                                          (88)         115            --           35           --          --
      Add back discontinued operations
        amortization, net of tax                             --          152            --           36           --          --
      Extraordinary gain                                     48           --            --           --           --          --
      Cumulative effect of accounting changes              (856)         359            --           --           --         545
                                                       --------      -------      --------     --------     --------     -------

      ADJUSTED NET (LOSS) INCOME                       $(13,805)     $   488      $     --     $     71     $     --     $(1,652)
                                                       ========      =======      ========     ========     ========     =======

      BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
      Reported basic and diluted (loss) per share
        from continuing operations before
        extraordinary gain and cumulative effect
        of accounting changes                          $  (3.59)     $ (0.28)     $     --     $     --     $     --     $ (1.09)
      Add back amortization, net of tax:
        Goodwill*                                            --         0.12            --           --           --        0.12
        Equity method excess basis                           --         0.02            --           --           --        0.12
        Franchise costs                                      --         0.10            --           --           --          --
                                                       --------      -------      --------     --------     --------     -------
      Adjusted basic and diluted (loss) per share
        from continuing operations before
        extraordinary gain and cumulative effect
        of accounting changes                          $  (3.59)     $ (0.04)     $     --     $     --     $     --     $ (0.85)
      Reported (loss) earnings from discontinued
        operations                                        (0.03)        0.03            --         0.08           --          --
      Add back discontinued operations
        amortization, net of tax                             --         0.04            --         0.08           --          --
      Extraordinary gain                                   0.01           --            --           --           --          --
      Cumulative effect of accounting changes             (0.23)        0.10            --           --           --        0.21
                                                       --------      -------      --------     --------     --------     -------
      ADJUSTED BASIC AND DILUTED (LOSS) EARNINGS
        PER SHARE                                      $  (3.84)     $  0.13      $     --     $   0.16     $     --     $ (0.64)
                                                       ========      =======      ========     ========     ========     =======

* Goodwill amortization is net of the Excite@Home minority interest impact on goodwill.

            At June 30, 2002, goodwill declined $4.1 billion from December 31, 2001 primarily as a result of impairment losses recorded related to AT&T Broadband in the second quarter of 2002 (see Note g). Goodwill at June 30, 2002, by reportable segment is as follows:

                                 CARRYING AMOUNT
                                 ---------------
      AT&T Broadband                 $15,180
      AT&T Business Services           5,275
      AT&T Consumer Services              71
                                     -------
      Total goodwill                 $20,526
                                     =======

Identifiable intangible assets at June 30, 2002 are comprised of:

                                              GROSS CARRYING     ACCUMULATED
                                                  AMOUNT         AMORTIZATION
                                                  ------         ------------
      Non-amortizable intangible assets:
         Franchise costs                          $29,083            $ --
      Amortizable other purchased
       intangible assets:
         Customer lists and relationships           2,735             720
         Other                                        111              62
                                                  -------            ----
      Total identifiable intangible assets        $31,929            $782
                                                  =======            ====

            The amortization expense associated with other purchased intangible assets for the three and six months ended June 30, 2002 was $69 and $136, respectively. Amortization expense for other purchased intangible assets is estimated to be approximately $270 for each of the years ended December 31, 2002 and 2003, $250 for the year ended December 31, 2004 and $240 for each of the years ended December 31, 2005 and 2006.

            The following table presents the impact of SFAS No. 142 on net
      (loss) income and (loss) earnings per share had the standard been in effect for the three years ended December 31, 2001. AT&T Wireless Group tracking stock was issued in April 2000, therefore data for this group is not applicable for 1999.

      ($ in millions, except per share amounts)          AT&T Common Stock       AT&T Wireless           Liberty Media
                                                               Group                  Group                  Group
                                                   --------------------------   --------------   ---------------------------

      FOR THE YEAR ENDED DECEMBER 31,                 2001      2000     1999     2001    2000      2001      2000      1999
                                                      ----      ----     ----     ----    ----      ----      ----      ----
      NET (LOSS) INCOME:
      Reported (loss) income from continuing
       operations before cumulative effect of
       accounting change                           $(4,131)   $2,645   $5,883    $  --   $  --   $(2,711)   $1,488   $(2,022)
      Dividend requirements of preferred stock        (652)       --       --       --      --        --        --        --
      Premium on exchange of AT&T Wireless
        tracking stock                                 (80)       --       --       --      --        --        --        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      Reported (loss) income from continuing
           operations available to common
           shareowners                              (4,863)    2,645    5,883       --      --    (2,711)    1,488    (2,022)
      Add back amortization, net of tax:
        Goodwill*                                      766       687      135       --      --       350       568       424
        Equity method excess basis                     128       337      294       --      --       346       654       285
        Franchise costs                                754       645      445       --      --         4         8         5
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      Adjusted (loss) income from continuing
        operations before cumulative effect
        of accounting change available to
        common shareowners                         $(3,215)   $4,314   $6,757    $  --   $  --   $(2,011)   $2,718   $(1,308)
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      Reported income (loss) from discontinued
        Operations                                     115       460     (433)      35      76        --        --        --
      Add back discontinued operations
        Amortization, net of tax                       152       222      204       36      27        --        --        --
      Gain on disposition of discontinued
        Operations                                  13,503        --       --       --      --        --        --        --
      Cumulative effect of accounting change           359        --       --       --      --       545        --        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------

      ADJUSTED NET INCOME (LOSS)                   $10,914     4,996   $6,528    $  71   $ 103   $(1,466)   $2,718   $(1,308)
                                                   =======    ======   ======    =====   =====   =======    ======   =======
      BASIC (LOSS) EARNINGS PER SHARE:
      Reported basic (loss) earnings per share
        from continuing operations before
        cumulative effect of accounting change     $ (1.33)   $ 0.76   $ 1.91    $  --   $  --   $ (1.05)   $ 0.58   $ (0.80)
      Add back amortization, net of tax:
        Goodwill*                                     0.21      0.20     0.04       --      --      0.14      0.22      0.17
        Equity method excess basis                    0.03      0.10     0.10       --      --      0.13      0.25      0.11
        Franchise costs                               0.21      0.18     0.14       --      --        --      0.01        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      Adjusted basic (loss) earnings per share
       from continuing operations before
       cumulative effect of accounting change      $ (0.88)   $ 1.24   $ 2.19    $  --   $  --   $ (0.78)   $ 1.06   $ (0.52)
      Reported earnings (loss) per share from
        discontinued operations                       0.03      0.13    (0.14)    0.08    0.21        --        --        --
      Add back discontinued operations
        amortization, net of tax                      0.04      0.06     0.07     0.08    0.08        --        --        --
      Gain on disposition of discontinued
        operations                                    3.70        --       --       --      --        --        --        --
      Cumulative effect of accounting change          0.10        --       --       --      --      0.21        --        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      ADJUSTED BASIC EARNINGS (LOSS)
        PER SHARE                                  $  2.99    $ 1.43   $ 2.12    $0.16   $0.29   $ (0.57)   $ 1.06   $ (0.52)
                                                   =======    ======   ======    =====   =====   =======    ======   =======

                                                         AT&T Common Stock       AT&T Wireless           Liberty Media
      ($ in millions, except per share amounts)                Group                  Group                  Group
                                                         -----------------       -------------           -------------

      FOR THE YEAR ENDED DECEMBER 31,                 2001      2000     1999     2001    2000      2001      2000      1999
                                                      ----      ----     ----     ----    ----      ----      ----      ----
      DILUTED (LOSS) EARNINGS PER SHARE:
      Reported diluted (loss) earnings per share
        from continuing operations before
        cumulative effect of accounting change     $ (1.33)   $ 0.75   $ 1.87    $  --   $  --   $ (1.05)   $ 0.58   $ (0.80)
      Add back amortization, net of tax:
        Goodwill*                                     0.21      0.19     0.04       --      --      0.14      0.22      0.17
        Equity method excess basis                    0.03      0.10     0.10       --      --      0.13      0.25      0.11
        Franchise costs                               0.21      0.18     0.14       --      --        --      0.01        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------
      Adjusted diluted (loss) earnings per share
        from continuing operations before
        cumulative effect of accounting change     $ (0.88)   $ 1.22   $ 2.15    $  --   $  --   $ (0.78)   $ 1.06   $ (0.52)
      Reported earnings (loss) per share from
        discontinued operations                       0.03      0.13    (0.13)    0.08    0.21        --        --        --
      Add back discontinued operations
        amortization, net of tax                      0.04      0.06     0.07     0.08    0.08        --        --        --
      Gain on disposition of discontinued
        Operations                                    3.70        --       --       --      --        --        --        --
      Cumulative effect of accounting change          0.10        --       --       --      --      0.21        --        --
                                                   -------    ------   ------    -----   -----   -------    ------   -------

      ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE   $  2.99    $ 1.41   $ 2.09    $0.16   $0.29   $ (0.57)   $ 1.06   $ (0.52)
                                                   =======    ======   ======    =====   =====   =======    ======   =======

      * Goodwill amortization is net of the Excite@Home minority interest impact on goodwill.

      EITF ISSUE 01-9, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER"

            The Emerging Issues Task Force (EITF) recently reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," that cash incentives given to customers should be characterized as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. Prior to this consensus, cash incentives to acquire customers were recorded as advertising and promotion expense within selling, general and administrative expenses. These cash incentives are now recorded as a reduction of revenue and prior periods have been reclassified to conform with this presentation. Total AT&T revenue and AT&T Consumer Services revenue for the quarters ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and
      March 31, 2001 was reduced by $39, $45, $52, $61, and $78, respectively. Net income was not affected by this reclassification.

      SFAS NO. 144,"ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

            On January 1, 2002, AT&T adopted SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption had no impact on AT&T's results of operations, financial position or cash flows.

            For a detailed discussion of significant accounting polices, refer to AT&T's Form 10-K/A for the year ended December 31, 2001.

d) SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) IN OTHER COMPREHENSIVE INCOME

            AT&T has investment holdings classified as "available-for-sale" under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with any unrealized gains or losses, net of income taxes, included within "Accumulated other comprehensive (loss)" as a component of shareowners' equity. Under SFAS No. 115, when the "available-for-sale" securities are sold or when we believe a decline in the investment value is other-than-temporary, the previously unrealized gains or losses are recognized in earnings in "Other (expense), net" in the Consolidated Statement of Operations. In addition, upon the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in January 2001, we reclassified certain securities to "trading," resulting in the recognition in earnings of previously unrealized losses. Following is a summary of the previously unrealized losses (gains) that were recognized in the Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001.

               RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS)

                                                                         2002                        2001
                                                                -------------------------------------------------
      FOR THE SIX MONTHS ENDED JUNE 30,                          PRETAX     AFTER-TAX      PRETAX       AFTER-TAX
                                                                 ------     ---------      ------       ---------
      AT&T GROUP:
       Other expense, net:
         Reclassification of securities to "trading"
         in conjunction with the adoption of SFAS No. 133        $   --        $ --        $ 1,154         $ 713
         Sale of various securities                                  --          --           (239)         (148)
         Other-than-temporary investment impairments              1,405         867             --            --

      LIBERTY MEDIA GROUP:
       Equity earnings (losses) from Liberty Media Group:
         Sales of various securities                                 --          --            173           105
       Cumulative effect of accounting change                        --          --           (144)          (87)
                                                                 ------        ----        -------         -----
      Total recognition of previously unrealized losses          $1,405        $867        $   944         $ 583
                                                                 ======        ====        =======         =====

e)    DISCONTINUED OPERATIONS

            Discontinued operations for the three and six months ended June 30, 2002 reflects an estimated loss on the settlement of a litigation associated with the business of Lucent Technologies Inc., which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court. As a result of recent negotiations, a settlement proposal was submitted to and accepted by the court on August 9, 2002. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T recorded its proportionate share of the settlement and estimated legal costs, which totaled $132 pretax ($88 after-tax, or $0.03 per share). (See Note l for a complete discussion of this matter.)

            Pursuant to APB Opinion No. 30, the consolidated financial statements of AT&T reflect the disposition of AT&T Wireless, which was split-off from AT&T on July 9, 2001, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of AT&T Wireless through June 30, 2001, the effective split-off date for accounting purposes, have been excluded from the respective captions in the 2001 Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "Income from discontinued operations," net of applicable income taxes; and as "Net cash provided by discontinued operations." Revenue from discontinued operations was $3,380 and $6,592 for the three and six months ended June 30, 2001, respectively. Interest expense of $70 and $153 for the three and six months ended June 30, 2001, respectively, was allocated to discontinued operations based on the debt of AT&T that was attributable to AT&T Wireless.

f)    CONCERT AND AT&T CANADA

            On April 1, 2002, Concert, our joint venture with British Telecommunications plc (BT) was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture.

            At June 30, 2002, AT&T had a 31% equity ownership in AT&T Canada. Under the terms of the 1999 merger agreement, AT&T has the right to trigger, at any time, the purchase by AT&T or another entity the remaining equity of AT&T Canada for the Back-end Price which is the greater of the floor price and the fair market value. The floor price accretes at 4% each quarter, commencing on June 30, 2000. In the third and fourth quarters of 2001, AT&T recorded charges reflecting the difference between the underlying value of AT&T Canada shares and the price AT&T has committed to pay for them, including the 4% accretion of the floor price. At December 31, 2001, this liability of $3.0 billion was included in "Other long-term liabilities and deferred credits" in the Consolidated

      Balance Sheet. In the second quarter and first half of 2002, AT&T recorded after-tax charges of $0.1 billion ($0.2 billion pretax) and after-tax charges of $0.3 billion ($0.5 billion pretax), respectively, reflecting further deterioration in the underlying value of AT&T Canada as well as the accretion of the floor price. The charges are included in "Net (losses) related to other equity investments" in the Consolidated Statement of Operations and the related liability of $3.7 billion within "AT&T Canada obligation" in the Consolidated Balance Sheet. The liability at June 30, 2002, also reflects foreign currency translation losses due to fluctuations in the Canadian dollar of $0.2 billion pretax. AT&T has a hedge related to this obligation and at June 30, 2002, had realized and unrealized gains of $0.2 billion pretax relating to this hedge.

            On June 25, 2002, AT&T provided notice triggering the requirement to purchase in cash the outstanding shares of AT&T Canada from the public. Under the terms of the 1999 merger agreement, the June 25 notification effectively ceases further accretion on the publicly held shares. AT&T has arranged for Tricap Investments Corporation, a wholly owned subsidiary of Brascan Financial Corporation, to purchase an approximate 63% equity interest in AT&T Canada and CIBC Capital Partners to acquire an approximate 6% equity interest in AT&T Canada. AT&T has agreed to pay the purchase price for the AT&T Canada shares on behalf of Tricap and CIBC Capital Partners The purchase of AT&T Canada shares is expected to occur in the fourth quarter of this year, subject to the terms and conditions of the 1999 agreement, including obtaining the required regulatory approval. AT&T will fund the purchase price of the AT&T Canada shares partly with the net proceeds of approximately $2.5 billion received from the sale of 230 million shares of AT&T common stock on June 11, 2002. The remaining portion of the obligation will be financed through short-term sources. Tricap and CIBC Partners will make a nominal payment to AT&T upon completion of the transaction. After the transaction closes, AT&T will continue to hold a 31% ownership interest.

g)    IMPAIRMENT CHARGES

      Goodwill and Franchise Impairment Charges

            SFAS No. 142 requires that intangible assets not subject to amortization and goodwill shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the intangible asset/goodwill with its carrying amount.

            In the second quarter of 2002, we noted significant changes in the general business climate as evidenced by the severe downward movement in the U.S. stock market (including the decline in values of publicly traded cable industry stocks). At June 30, 2002, five of our cable competitors as a group experienced an average decline in total market capitalization of over 20% since January 1, 2002. We have also witnessed corporate bankruptcies. We believe these factors coupled with the pending merger of AT&T Broadband and Comcast (which was approved by both companies' shareholders on July 10, 2000) created a "trigger event" for our AT&T Broadband segment, which necessitated the testing of goodwill and franchise costs for impairment as of the end of the second quarter.

            We assessed our impairment on the same principles employed during the initial adoption of SFAS No. 142. Such testing resulted in the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge (aggregating to $11.8 billion after-tax) recorded in "Goodwill and franchise impairment charges" in the Consolidated Statement of Operations.

      Investment Impairment Charges

            In accordance with SFAS No. 115 and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock," we evaluated our portfolio of investments as of June 30, 2002 for potential impairments. SFAS No. 115 and APB Opinion No. 18 both require the recognition in earnings of declines in value of cost and equity method securities which are "other than temporary."

            Given the significant decline in stock prices in the last six months, the length of time these investments have been below market and industry specific issues, we believe that certain investments would not recover our cost basis in the foreseeable future. Accordingly, we believe the declines in value are "other than temporary" and, as a result, AT&T recorded total investment impairments of $2.2 billion pretax ($1.3 billion after-

      tax). The following is a breakout of the investment impairment charges recorded in the second quarter by type of investment.

      Cost Method Investments

            In the second quarter of 2002, we recorded investment impairment charges on cost method investments of $1.2 billion pretax ($0.7 billion after tax), within "Other (expense), net" in the Consolidated Statement of Operations. These charges relate to securities that are classified as "available-for-sale" and were marked-to-market through "Other comprehensive income" as a component of shareowners' equity. These charges primarily consisted of impairments on our investments in Cablevision Systems Corporation ($0.6 billion pretax, $0.4 billion after-tax), Comcast ($0.3 billion pretax, $0.2 billion after-tax) and Microsoft Corporation ($0.2 billion pretax, $0.1 billion after-tax). In the first half of 2002, we recorded impairment charges on cost method investments of $1.4 billion on a pretax basis.

            Our investment in Cablevision stock is monetized by debt which is indexed to the value of Cablevision shares. The debt contains an embedded derivative which is designated as a cash-flow hedge under the provisions of SFAS No. 133 and is marked-to-market through "Other comprehensive income." At the time we recognized the other than temporary decline in the value of the Cablevision stock as an expense, as permitted by SFAS No. 133, we also recognized, in earnings, the unrealized gain on the embedded derivative that was previously recorded in "Other comprehensive income," resulting in the $0.6 billion pretax impairment discussed above.

      Equity Method Investments

            In the second quarter of 2002, we recorded investment impairment charges on equity method investments of $1.0 billion pretax ($0.6 billion after-tax) within "Net (losses) related to other equity investments" in the Consolidated Statement of Operations. These charges consisted of impairments of our cable partnerships, primarily Texas Cable Partners, LP ($0.4 billion pretax, $0.2 billion after-tax), Insight Midwest LP ($0.2 billion pretax, $0.1 billion after-tax), Kansas City Cable Partners ($0.2 billion pretax, $0.1 billion after-tax), Parnassos Communications, LP ($0.1 billion pretax and after-tax) and Century-TCI California Communications, LP ($0.1 billion pretax and after-tax). Parnassos Communications, LP and Century-TCI California Communications, LP represent the only partnership investments we have with Adelphia Communications Corporation. Adelphia Communications Corporation and subsidiaries (including Parnassos Communications, LP and Century-TCI California Communications, LP) filed for Chapter 11 bankruptcy on June 25, 2002.

h)    NET RESTRUCTURING AND OTHER CHARGES

            In the second quarter of 2002, AT&T recorded $23 of restructuring and other charges for facility closing costs in connection with buildings that have been vacated as a result of previously announced employee exit plans. These charges were entirely offset by the reversal of $23 of excess vintage facility closing restructuring reserves that are no longer necessary. These reserves became unnecessary due to recent changes in certain commercial real estate markets enabling AT&T to relieve itself of certain contractual obligations for which the reserves were originally established.

            Net restructuring and other charges for the six months ended June 30, 2002, totaled $56 which represents the restructuring and exit costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions.

            The $56 is comprised of headcount reductions of $42 associated with employee separation costs resulting from this exit plan, $50 in connection with facility closings and $4 for other charges. These charges were partially offset by the reversal of $40, $23 related to excess vintage facility closing restructuring reserves and $17 related to the business restructuring plan from the second quarter of 2001, primarily due to the redeployment of certain employees to different functions within AT&T Broadband. Approximately 900 employees will be involuntarily separated in conjunction with this exit plan, approximately 75% of which are management and 25% are non-management. Approximately 75% of the employees affected by this exit plan have left their positions as of June 30, 2002, with the remaining reductions occurring throughout the remainder of 2002. More than $32 of termination benefits were paid to employees during the first half of 2002 related to this exit plan.

            The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to June 30, 2002:

                                                         TYPE OF COST
                                       EMPLOYEE      FACILITY
                                      SEPARATIONS    CLOSINGS      OTHER         TOTAL
                                      -----------    --------      -----         -----
      Balance at January 1, 2002        $ 508         $ 316         $ 19         $ 843
      Additions                            42            50            4            96
      Deductions                         (269)          (62)          (9)         (340)
                                        -----         -----         ----         -----
      Balance at June 30, 2002          $ 281         $ 304         $ 14         $ 599
                                        =====         =====         ====         =====

            Deductions reflect cash payments of $291, of which $243 represents cash termination benefits funded primarily through cash from operations. Deductions also reflect reversals of $40, $23 related to excess vintage facility closing restructuring reserves and $17 personnel-related. In addition, deductions include $9 primarily due to the issuance of common stock to satisfy restricted stock obligations that vested upon separation, primarily to executives.

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

            The severance costs for approximately 4,500 employees primarily resulted from synergies created by the MediaOne merger. Approximately 27% of the affected employees were management employees and 73% were non-management employees. This business restructuring plan was substantially completed by March 31, 2002.

            Net restructuring and other charges for the six months ended June 30, 2001, totaled $1,095. The charge included $795 of asset impairment charges related to At Home Corporation (Excite@Home), $300 for restructuring and exits costs, which consisted of $147 for severance costs, $142 for facilities closing and $11 primarily related to the termination of contractual obligations. The severance costs, for approximately 6,900 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 21% of the affected employees were management employees and 79% were non-management employees. These business restructuring plans were substantially completed by March 31, 2002.

            The asset impairment charges included $656 recorded by Excite@Home associated with the write-down of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets. These charges were due to continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of Excite@Home's competitors in the Internet advertising industry, and changes in their operating and cash flow forecasts for the remainder of 2001. These charges were also impacted by Excite@Home's decision to sell or shut down narrowband operations. In addition, AT&T recorded a related goodwill impairment charge of $139 associated with its acquisition goodwill of Excite@Home. Since we consolidated, but only owned approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our Consolidated Statement of Operations as a component of "Minority interest and dividends on subsidiary preferred stock."

            Of the approximately 10,300 employees impacted by the exit plan announced in the fourth quarter of 2001, nearly 64% have left their positions as of June 30, 2002, with the remaining reductions to occur throughout the remainder of 2002. Nearly $171 of termination benefits were paid to employees during the first half of 2002.

i)    EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

            (Loss) earnings attributable to the different classes of AT&T common stock are as follows:

                                                       AT&T COMMON STOCK        AT&T WIRELESS       LIBERTY MEDIA
                                                             GROUP                  GROUP                GROUP
                                                             -----                  -----                -----
      FOR THE THREE MONTHS ENDED JUNE 30,                2002         2001       2002    2001      2002        2001
                                                         ----         ----       ----    ----      ----        ----
      (Loss) from continuing operations              $(12,749)     $   (51)     $  --     $--     $  --     $(2,125)
      Dividend requirements of preferred stock             --         (236)        --      --        --          --
      Premium on exchange of AT&T Wireless
        tracking stock                                     --          (80)        --      --        --          --
                                                     --------      -------      -----     ---     -----     -------
      (Loss) from continuing operations
        attributable to common shareowners            (12,749)        (367)        --      --        --      (2,125)
      (Loss) income from discontinued operations          (88)         176         --      42        --          --
      Extraordinary gain                                    7           --         --      --        --          --
                                                     --------      -------      -----     ---     -----     -------
      Net (loss) income attributable to common
        Shareowners                                  $(12,830)     $  (191)     $  --     $42     $  --     $(2,125)
                                                     ========      =======      =====     ===     =====     =======

      FOR THE SIX MONTHS ENDED JUNE 30,                  2002         2001       2002    2001      2002        2001
                                                         ----         ----       ----    ----      ----        ----
      (Loss) from continuing operations              $(12,909)     $  (534)     $  --     $--     $  --     $(2,822)
      Dividend requirements of preferred stock             --         (417)        --      --        --          --
      Premium on exchange of AT&T Wireless
        Tracking stock                                     --          (80)        --      --        --          --
                                                     --------      -------      -----     ---     -----     -------
      (Loss) from continuing operations
        attributable to common shareowners            (12,909)      (1,031)        --      --        --      (2,822)
      (Loss) income from discontinued
          operations                                      (88)         115         --      35        --          --
      Extraordinary gain                                   48           --         --      --        --          --
      Cumulative effect of accounting changes            (856)         359         --      --        --         545
                                                     --------      -------      -----     ---     -----     -------
      Net (loss) income attributable to common
        shareowners                                  $(13,805)     $  (557)     $  --     $35     $  --     $(2,277)
                                                     ========      =======      =====     ===     =====     =======

            Basic loss per share for AT&T Common Stock Group was computed by dividing AT&T Common Stock Group loss by the weighted-average number of shares outstanding of 3,649 million and 3,694 million, for the three months ended June 30, 2002 and 2001, respectively, and 3,598 million and 3,749 million for the six months ended June 30, 2002 and 2001, respectively.

            Since AT&T recorded a loss from continuing operations for the three and six months ended June 30, 2002 and 2001, respectively, the diluted loss per share is the same as basic loss per share, as any potentially dilutive securities would be antidilutive to continuing operations. At June 30, 2002, potentially dilutive securities outstanding included shares issuable for stock options and convertible quarterly income preferred securities.

            Basic and diluted earnings per share from discontinued operations for AT&T Wireless Group for the three and six months ended June 30, 2001, were computed by dividing income attributable to AT&T Wireless Group by the weighted-average number of shares outstanding of AT&T Wireless Group of 513 million and 438 million, respectively. AT&T Wireless was split-off from AT&T in July 2001.

            Basic and diluted loss per share for LMG was computed by dividing the loss attributable to LMG by the weighted-average number of shares outstanding of LMG of 2,588 million and 2,581 million for the three and six months ended June 30, 2001, respectively. LMG was split-off from AT&T in August 2001.

j)    EQUITY TRANSACTIONS

            Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable at the option of the holder for 8.365 shares of AT&T common stock. As of June 30, 2002, all outstanding (approximately 6.2 million) shares of TCI Pacific preferred stock with a carrying value of $2.1 billion had either been exchanged or redeemed for approximately 51.8 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

            In the second quarter of 2002, AT&T issued 13.9 million shares of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Pursuant to AT&T's deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The issuance of these shares resulted in an increase to total shareowners' equity of $186.4 million.

            In June of 2002, AT&T completed a public equity offering of 230 million shares of AT&T common stock at a price of $11.25 per share for net proceeds of $2.5 billion. AT&T anticipates, and under the Comcast merger agreement is limited to, using the proceeds from the offering to satisfy a portion of its obligation to AT&T Canada common shareholders.

            On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share. On July

      9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. In the second quarter and first half of 2001, we recorded dividend requirements on this preferred stock of $0.2 billion and $0.4 billion, respectively. The preferred stock dividend represented interest in connection with the DoCoMo preferred stock as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was recorded upon the issuance of the preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received.

k)    DEBT OBLIGATIONS

            During 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.7 billion of funding, limited by monthly eligible receivables. Under the program, certain of AT&T Business Services' and AT&T Consumer Services' accounts receivable can be sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. AT&T has renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities. The terms of these facilities have been extended to June (AT&T Business Services) and July (AT&T Consumer Services) of 2003. Together the programs, as renewed, provide up to $2.0 billion of available financing, limited by the eligible receivables balance, which varies from month to month. The securitization proceeds were recorded as a borrowing and included in "Debt maturing within one year" in the Consolidated Balance Sheets. At June 30, 2002 and December 31, 2001, such short-term notes totaled $0.2 billion and $2.3 billion, respectively.

            During the first half of 2002, AT&T called $1.5 billion of TCI Communications Financing I, II and IV, MediaOne Financing Trust A and B and MediaOne Finance II preferred securities for early redemption. This redemption resulted in a gain on early extinguishment of debt recorded as an extraordinary gain of $7 million, net of taxes ($12 million pretax) and $48 million, net of taxes ($78 million pretax) for the three and six-month periods ending June 30, 2002, respectively. The gain represents the difference between the carrying value of the debt and the cash paid to extinguish the debt.

            In June 2002, AT&T registered $7.0 billion of the private placement notes sold in November 2001 and commenced a tender of the private notes for registered notes. The note exchange was completed on August 2, 2002. The terms of the registered notes are identical to the private notes.

            As of June 30, 2002, AT&T has approximately $0.8 billion in private debt outstanding that is partially collateralized with restricted cash of approximately $0.4 billion. The restricted cash is recorded in "Other Assets" in the Consolidated Balance Sheet.

l)    COMMITMENTS AND CONTINGENCIES

            In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. However, management makes its best estimate of the outcome of these matters based on all available facts and records loss contingencies as appropriate. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002. These matters could affect the operating results of any one quarter when resolved in future periods. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at June 30, 2002 would not be material to our annual consolidated financial statements.

            Sprint PCS, a wireless carrier, sued AT&T for access charges for AT&T long distance calls terminated on Sprint PCS' network and for toll-free calls that Sprint PCS customers originated and which were terminated on AT&T's network. AT&T refused to pay Sprint PCS based on longstanding industry practice that wireless carrier-long distance carrier interconnection is on a bill and keep basis and that wireless carriers charged their customers for calls they received. On July 3, 2002, the FCC ruled that wireless carriers such as Sprint PCS are not prohibited from charging AT&T access charges, but that AT&T was not required to pay such charges absent a contractual obligation to do so. The FCC further held that the question whether the parties entered into a contract concerning an access payment obligation is not a matter of federal communications law but rather should to be determined by the court that had referred the issue to the FCC. Because there was no express contract between AT&T and Sprint PCS, the court will need to determine whether an implied-in-fact contract can be inferred in light of the parties' conduct and their tacit understanding. Petitions of Sprint PCS and AT&T Corp. for Declaratory Ruling Regarding CMRS Access Charges, WT Docket No. 01-316, Declaratory Ruling, FCC 02-203, rel. July 3, 2002. The FCC remanded the matter to the federal district court, Sprint Spectrum, L.P. v. AT&T Communications, Inc., Civil Action No. 00-0973-CV-W-5 (W.D. Mo.). AT&T has petitioned for review of the FCC's ruling in the U.S. Court of Appeals for the District of Columbia Circuit, AT&T Corp. v. FCC et al., No. 02-1240 (D.C. Cir. filed Aug. 1, 2002), and has requested a continuance of the stay from the federal district court in Missouri pending appellate review. An adverse decision in the present litigation may result in additional wireless carriers seeking similar compensation from AT&T. AT&T believes the case is without merit and intends to defend it vigorously, but cannot predict the outcome of any such proceedings.

            Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The complaint seeks damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. Similar consumer class actions pending in various state courts have been stayed pending the outcome of the Sparks case and, in July 2001, the Illinois court certified a nationwide class of plaintiffs. Lucent filed pretrial motions for, among other things, decertification of the class and summary judgment in Lucent's favor. On July 29, 2002, the judge denied Lucent's motions, and set trial to begin on August 5, 2002.

            As a result of recent negotiations, a settlement proposal was submitted to and accepted by the court on August 9, 2002. AT&T and Lucent deny they have defrauded or misled their customers, but have decided to settle this matter to avoid the uncertainty of litigation and the diversion of resources and personnel that the continuation of pursuing this matter would require. The separation and distribution agreement between AT&T and Lucent governs how the cost of these settlements are shared by each party. In accordance with the separation and distribution agreement, AT&T recorded its proportionate share of the settlement and estimated legal costs, which totaled $132 pretax ($88 after-tax). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time.

            On March 13, 2002, AT&T Broadband informed CSG Systems, Inc. that it was considering the initiation of an arbitration against CSG relating to a Master Subscriber Management System Agreement that the two companies entered into in 1997. Pursuant to the Master Agreement, CSG provides billing support to AT&T Broadband. On May 10, 2002, AT&T Broadband filed a demand for arbitration against CSG before the American Arbitration Association. On May 31, 2002, CSG answered AT&T Broadband's arbitration demand and asserted various counterclaims. On June 21, 2002, CSG filed a lawsuit against Comcast Corporation in federal court located in Denver, Colorado asserting claims related to the Master Agreement and the pending arbitration. In the event that this process results in the termination of the Master Agreement, AT&T Broadband may incur significant costs in connection with its replacement of these customer care and billing services and may experience temporary disruptions to its operations.

m)    RELATED PARTY TRANSACTIONS

            AT&T had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002.

            Included in "Revenue" in the Consolidated Statements of Operations for the first half of 2002 was $0.3 billion, and for the three and six months ended June 30, 2001 was $0.3 billion and $0.6 billion, respectively, for services provided to Concert.

            Included in "Access and other connection expense" in the Consolidated Statements of Operations are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products. Such charges totaled $0.5 billion for the six months ended June 30, 2002 and $0.5 billion and $1.1 billion, respectively for the three and six months ended June 30, 2001.

            Included in "Accounts receivable" in the Consolidated Balance Sheet at December 31, 2001 was $0.4 billion related to telecommunications transactions with Concert. Included in "Accounts payable" in the Consolidated Balance Sheet at December 31, 2001 was $0.2 billion related to transactions with Concert.

            Included in "Other receivables" in the Consolidated Balance Sheet at December 31, 2001 was $0.8 billion related to administrative transactions performed on behalf of Concert. Included in "Other current liabilities" in the Consolidated Balance Sheet at December 31, 2001 was $0.9 billion related to administrative transactions performed by Concert on our behalf.

            During 2001, we had various related party transactions with LMG. Included in "Costs of services and products" in the Consolidated Statement of Operations were programming expenses related to services from LMG while owned by AT&T of $91 and $172, respectively, for the three and six-month periods ended June 30, 2001.

n)    SEGMENT REPORTING

            AT&T's results are segmented according to the way we manage our business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband.

            Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate & Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain units previously included in the Corporate & Other group were transferred to the AT&T Business Services segment and the financial impacts of SFAS No. 133 that were previously recorded in the Corporate & Other group were transferred to the appropriate segments. In addition, AT&T Consumer Services and total AT&T revenue was reclassified in accordance with EITF issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which requires cash incentives given to customers previously recorded as advertising and promotion expense now to be recorded as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange (see note c). All prior periods have been restated to reflect these changes.

            Reflecting the dynamics of our business, we continuously review our management model and structure which may result in additional adjustments to our operating segments in the future.

                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
      REVENUE                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                                 2002          2001          2002          2001
                                                                 ----          ----          ----          ----
        AT&T Business Services external revenue              $  6,650      $  6,853      $ 13,095      $ 13,790
        AT&T Business Services internal revenue                    92           158           175           317
                                                             --------      --------      --------      --------
      Total AT&T Business Services revenue                      6,742         7,011        13,270        14,107
      AT&T Consumer Services external revenue                   2,911         3,724         5,997         7,653

        AT&T Broadband external revenue                         2,524         2,560         4,960         5,021
        AT&T Broadband internal revenue                             2             5             5             9
                                                             --------      --------      --------      --------
      Total AT&T Broadband revenue                              2,526         2,565         4,965         5,030
                                                             --------      --------      --------      --------

      Total reportable segments                                12,179        13,300        24,232        26,790

      Corporate and Other (a)                                     (75)          (35)         (144)          (52)
                                                             --------      --------      --------      --------
      Total revenue                                          $ 12,104      $ 13,265      $ 24,088      $ 26,738
                                                             ========      ========      ========      ========

      (a) Includes revenue related to Excite@Home of $134 and $278 for the three and six months ended June 30, 2001.

      RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
      REVENUE                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                                 2002          2001          2002          2001
                                                                 ----          ----          ----          ----
      AT&T Business Services                                 $    691      $  1,399      $  1,143      $  2,405
      AT&T Consumer Services                                      802         1,217         1,634         2,535
      AT&T Broadband                                          (18,460)         (819)      (18,885)       (2,361)
                                                             --------      --------      --------      --------
        Total reportable segments                             (16,967)        1,797       (16,108)        2,579
      Corporate and Other (a)                                    (170)       (2,057)         (365)       (2,380)
      Deduct:
        Pretax minority interest and dividends on
          subsidiary preferred stock                              (56)          192          (138)          751
        Pretax (losses) related to other equity
          investments                                          (1,172)       (1,508)       (1,653)       (1,639)
      Interest (expense)                                         (716)         (761)       (1,483)       (1,640)
                                                             --------      --------      --------      --------
      Income (loss) from continuing operations before
        income taxes, minority interest and dividends on
        subsidiary preferred stock and net (losses)
        related to equity investments                        $(16,625)     $    295      $(16,165)     $   (553)
                                                             ========      ========      ========      ========

      (a) Includes $(85) and $(420) related to Excite@Home for the three and six months ended June 30, 2001, respectively.

      ASSETS

                                        AT JUNE 30,   AT DECEMBER 31,
                                           2002            2001
                                           ----            ----
      AT&T Business Services             $ 39,150        $ 40,316
      AT&T Consumer Services                1,877           2,141
      AT&T Broadband                       81,816         103,060
                                         --------        --------
        Total reportable segments         122,843         145,517

      Corporate and Other:
      Other segments                        1,126           1,145
      Prepaid pension costs                 3,465           3,329
      Deferred income taxes                 1,769             960
      Other corporate assets (a)            8,692          14,331
                                         --------        --------
      Total assets                       $137,895        $165,282
                                         ========        ========

            (a) 2002 and 2001 amounts include cash of $5.3 billion and $10.4 billion, respectively.

o)    GUARANTEE OF PREFERRED SECURITIES

            Prior to AT&T's acquisition of TCI and MediaOne, TCI and MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI and MediaOne.

            In the first half of 2002, AT&T called mandatorily redeemable preferred securities issued by TCI Communications Financing I, II and IV, MediaOne Financing A and B, and MediaOne Finance II for early redemption. As of June 30, 2002, AT&T provides a full and unconditional guarantee on outstanding securities issued by MediaOne Finance III. At June 30, 2002, $504 of MediaOne Finance III securities were outstanding.


                                   AT&T CORP.
                      CONSOLIDATING CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 2002
                              (DOLLARS IN MILLIONS)

                                   GUARANTOR    GUARANTOR                MEDIA-ONE                    ELIMINATION AND
                                     AT&T      SUBSIDIARY                 FINANCE      NON-GUARANTOR   CONSOLIDATION    CONSOLIDATED
                                    PARENT      MEDIAONE        TCI         III        SUBSIDIARIES     ADJUSTMENTS       AT&T CORP.
                                   ---------   ----------       ---      ---------     -------------  ---------------   ------------
ASSETS

Cash and cash equivalents...        $5,323                    $     4                    $    279                          $  5,606
Receivables.................        20,148                                                 46,078          (58,661)           7,565
Investments.................                                                                  414                               414
Other current assets........         1,070          1,548         110         527             585             (881)           2,959
TOTAL CURRENT ASSETS........        26,541          1,548         114         527          47,356          (59,542)          16,544

Property, plant &
         equipment, net.....         9,375                        150                      31,935                            41,460
Franchise costs, net........                                       19                      29,064                            29,083
Goodwill, net...............            70          2,526                                  17,930                            20,526
Investments and related
         advances...........       115,835         33,202       9,936                      40,353         (180,650)          18,676
Other assets................         6,483                        151                       9,369           (4,397)          11,606
TOTAL ASSETS................      $158,304        $37,276      10,370        $527        $176,007        $(244,589)        $137,895

LIABILITIES
Debt maturing within one
         year...............       $34,712           $379     $ 1,458                      $6,605        $ (37,265)        $  5,889
Other current liabilities...         6,939            380         558          11          17,825          (11,389)          14,324
TOTAL CURRENT LIABILITIES...        41,651            759       2,016          11          24,430          (48,654)          20,213

Long-term debt..............        23,596          2,164      11,109         504          14,099          (14,201)          37,271
Deferred income taxes.......         1,429                                                 22,482                            23,911
Other long-term liabilities
  and deferred credits......         6,421             11         136                       2,148           (1,093)           7,623
TOTAL LIABILITIES...........        73,097          2,934      13,261         515          63,159          (63,948)          89,018

Minority Interest...........                                                                1,397                             1,397
Company-Obligated
   Convertible Quarterly
   Income Preferred
   Securities of Subsidiary
   Trust Holding Solely
   Subordinated Debt
   Securities of AT&T.......         4,725                                                                                    4,725

SHAREOWNERS' EQUITY
AT&T Common Stock...........         3,845                                                                                    3,845
Preferred stock issued to
         subsidiaries.......        10,559                                                                 (10,559)              --
Other shareowners' equity...        66,078         34,342      (2,891)         12         111,451         (170,082)          38,910
TOTAL SHAREOWNERS' EQUITY...        80,482         34,342      (2,891)         12         111,451         (180,641)          42,755
TOTAL LIABILITIES AND
         SHAREOWNERS' EQUITY      $158,304        $37,276     $10,370        $527        $176,007        $(244,589)        $137,895

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENTS OF OPERATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                             ELIMINATION
                           GUARANTOR      GUARANTOR               MEDIA-ONE                      AND
                              AT&T        SUBSIDIARY              FINANCE    NON-GUARANTOR  CONSOLIDATION      CONSOLIDATED
                             PARENT        MEDIAONE      TCI        III      SUBSIDIARIES    ADJUSTMENTS        AT&T CORP.
                           ---------      ---------      ---      ---------  -------------  -------------      ------------
Revenue                     $4,059                                 $  --         $ 8,392         $(347)         $12,104

Operating Expenses
Costs of services and
   products.............       686                                                 2,991          (338)           3,339
Access and other
   connection...........     1,352                                                 1,420            (9)           2,763
Selling, general and
   administrative.......       694             (7)       162                       1,795                          2,644
Depreciation and
   amortization.........       501                        24                       1,434                          1,959
Net restructuring and
   other charges........
 Goodwill and franchise
   cost impairment
   charges                                                                        16,479                         16,479
Total operating expenses     3,233             (7)       186                      24,119          (347)          27,184

Operating income (loss).       826              7       (186)                    (15,727)           --          (15,080)

Other income (expense),
   net..................       261            146         11          12            (147)       (1,112)            (829)
Interest (expense)......      (853)           (90)      (176)        (12)           (697)        1,112             (716)
Income (loss) from
   continuing operations
   before income taxes,
   minority interest, and
   dividends
   on subsidiary preferred
   stock, and net
   (losses) earnings
   related to other
   equity investments...       234             63       (351)                    (16,571)                       (16,625)

(Provision) benefit for
   income taxes.........       (95)           (24)       135                       4,615                          4,631
Minority interest and
   dividends on
   subsidiary preferred
   stock................       (40)                                                    9                            (31)
 Net (losses) earnings
   related to other
   equity investments...       224         (7,262)    (5,633)                       (706)       12,653             (724)
Income (loss) from
   continuing operations       323         (7,223)    (5,849)                    (12,653)       12,653          (12,749)

(Loss) from
   discontinued
   operation (net of
   income taxes)........       (88)                                                                                 (88)
(Loss) income before
   extraordinary gain...       235         (7,223)    (5,849)                   (12,653)        12,653          (12,837)
Extraordinary gain (net
   of income taxes).....                                   7                                                          7
Net (loss) income.......       235         (7,223)    (5,842)                   (12,653)        12,653          (12,830)

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENTS OF OPERATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (DOLLARS IN MILLIONS)

                               GUARANTOR      GUARANTOR             MEDIA-ONE                       ELIMINATION AND
                                 AT&T         SUBSIDIARY             FINANCE       NON-GUARANTOR     CONSOLIDATION     CONSOLIDATED
                                PARENT        MEDIAONE      TCI        III          SUBSIDIARIES      ADJUSTMENTS       AT&T CORP.
                              ----------      ----------    ---     ---------      -------------    ----------------   ------------
Revenue                        $ 8,022                                $ --           $  16,923          $  (857)         $24,088

Operating Expenses
Costs of services
   and   products.....           1,337                                                   6,129             (837)           6,629
Access and other
   connection.........           2,745                                                   2,846              (20)           5,571
Selling, general and
   administrative.....           1,261             (9)       357                         3,581                             5,190
Depreciation and
   amortization.......             961                        44                         2,849                             3,854

Net restructuring and
   other charges......                                                                      56                                56
 Goodwill and
   franchise cost
   impairment charges                                                                   16,479                            16,479
Total operating
   expenses...........           6,304             (9)       401                        31,940             (857)          37,779

Operating income
   (loss).............           1,718              9       (401)                      (15,017)                          (13,691)

Other income
   (expense), net.....             388            349         22        23                 (50)          (1,723)            (991)
Interest (expense)....          (1,654)          (114)      (336)      (23)             (1,079)           1,723           (1,483)
Income (loss) from
   continuing operations
   before income taxes,
   minority interest, and
   dividends
   on subsidiary preferred
   stock, and net
   (losses) earnings
   related to other
   equity investments.             452            244       (715)                      (16,146)                          (16,165)

(Provision) benefit
   for income taxes...            (169)           (93)       274                         4,353                             4,365
Minority interest and
   dividends on
   subsidiary
   preferred stock....             (80)                                                     (8)                              (88)
 Net (losses)
   earnings related
   to other equity
   investments........             428         (8,113)    (5,993)                         (990)          13,647           (1,021)
Income (loss) from
   continuing
   operations.........             631         (7,962)    (6,434)                      (12,791)          13,647          (12,909)

(Loss) from
   discontinued
   operation (net of
   income taxes)......             (88)                                                                                      (88)
(Loss) income before
   extraordinary gain
   and cumulative
   effect of
   accounting changes.             543         (7,962)    (6,434)                      (12,791)          13,647          (12,997)
Extraordinary gain
   (net of income
   taxes).............                                        48                                                              48
Cumulative effect of
   accounting changes
   (net of income
   taxes).............                                                                    (856)                             (856)
Net income (loss).....             543         (7,962)    (6,386)                      (13,647)          13,647          (13,805)

                                   AT&T CORP.
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                                 ELIMINATION
                             GUARANTOR     GUARANTOR               MEDIA-ONE                         AND
                               AT&T        SUBSIDIARY               FINANCE    NON-GUARANTOR    CONSOLIDATION      CONSOLIDATED
                              PARENT        MEDIAONE      TCI         III      SUBSIDIARIES      ADJUSTMENTS         AT&T CORP.
                             ---------     ----------     ---      ---------   -------------    -------------      ------------
NET CASH PROVIDED BY
   (USED IN) OPERATING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........      $   646        $(767)       $(291)                   $ 5,326                              $4,914

INVESTING ACTIVITIES
Capital expenditures
     and other
     additions.........       (1,104)                     (117)                    (2,191)                             (3,412)
Other                         (3,078)         206       (1,630)                    (5,013)             9,228             (287)
NET CASH (USED IN)
   PROVIDED BY
   INVESTING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........       (4,182)         206       (1,747)                    (7,204)             9,228           (3,699)

FINANCING ACTIVITIES
Proceeds from debt
   from AT&T...........                     1,407        4,800                                        (6,207)
Proceeds from
   long-term debt                                                                     106                                 106
Retirement of
   long-term debt......         (501)         (28)        (454)                    (1,485)                             (2,468)
Retirement of AT&T debt                      (830)      (2,304)                                        3,134

(Decrease)increase in
   short-term
   borrowings, net.....       (3,932)                                              (2,097)                             (6,029)
(Decrease)increase in
   short-term
   borrowings from
   AT&T, net                    4,732                                                                 (4,732)
Issuance of AT&T
   common shares                2,593                                                                                   2,593
Other                          (4,448)                                              5,468             (1,423)            (403)
NET CASH (USED IN)
   PROVIDED BY
   FINANCING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........       (1,556)         549        2,042                      1,992             (9,228)          (6,201)

Net (decrease)
   increase in cash
   and cash equivalents       (5,092)         (12)           4                        114                              (4,986)
Cash and cash
   equivalents at
   beginning of year...       10,415           12           --                        165                              10,592

Cash and cash
   equivalents at end
   of period...........      $ 5,323        $  --      $     4        $ --        $   279            $    --          $ 5,606

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)

                               GUARANTOR    Guarantor     GUARANTOR       TCI        TCI        TCI           MEDIAONE
                                 AT&T       Subsidiary   SUBSIDIARY    FINANCING  FINANCING  FINANCING        FINANCING
                                PARENT         TCI        MEDIAONE         I          II        IV                I
                               ---------    ----------   ----------    ---------  ---------  ---------        ---------
Revenue.......................    $4,949      $             $            $          $           $                $

Operating Expenses
Costs of services and products       833                        1
Access and other connection...     1,656
Selling, general and
  administrative..............       533           122          5
Depreciation and amortization.       456            19         17
Net restructuring and other
  charges.....................
Total operating expenses......     3,478           141         23

Operating income (loss).......     1,471          (141)       (23)

Other (expense) income........       (69)           44        443           11         11         5               1
Interest (expense)............    (1,210)         (400)       (77)         (11)       (11)       (5)
Income (loss) from
  continuing operations
  before income taxes,
  minority interest
  and earnings (losses) from
  equity investments .........       192          (497)       343                                                 1

(Provision) benefit for
  income taxes................       (68)          185       (136)
Minority interest and
  dividends on subsidiary
  preferred stock.............       (40)            1
Equity (losses) from Liberty
  Media Group.................                  (2,125)
Net earnings (losses) from
  other equity investments....       531           177       (523)
Income (loss) from continuing
  operations..................       615        (2,259)      (316)                                                1

Income from discontinued
  operations (net of income
  taxes)
Net income (loss) ............       615        (2,259)      (316)                                                1
Dividend requirements of
  preferred stock.............      (236)
Premium on Wireless tracking
  stock exchange                     (80)
Net income (loss) available
  to common shareowners.......      $299      $ (2,259)     $(316)       $          $           $                $1

                                  MEDIAONE    MEDIAONE   MEDIAONE                 ELIMINATION AND
                                  FINANCING   FINANCE    FINANCE   NON-GUARANTOR   CONSOLIDATION   CONSOLIDATED
                                     II          II        III     SUBSIDIARIES     ADJUSTMENTS      AT&T CORP.
                                  ---------   -------    -------   -------------   -------------   --------------
Revenue.......................       $          $         $          $ 8,942          $  (626)        $13,265

Operating Expenses
Costs of services and products                                         3,124             (548)          3,410
Access and other connection...                                         1,514              (65)          3,105
Selling, general and
  administrative..............                                         2,090               (1)          2,749
Depreciation and amortization.                                         1,858                            2,350
Net restructuring and other
  charges.....................                                           287                              287
Total operating expenses......                                         8,873             (614)         11,901

Operating income (loss).......                                            69              (12)          1,364

Other (expense) income........        1           5        12           (197)            (575)           (308)

Interest (expense)............                   (5)      (12)          (141)           1,111            (761)
Income (loss) from
  continuing operations
  before income taxes,
  minority interest
  and earnings (losses) from
  equity investments .........        1                                 (269)             524             295

(Provision) benefit for
  income taxes................                                           455                              436
Minority interest and
  dividends on subsidiary
  preferred stock.............                                           237                              198
Equity (losses) from Liberty
  Media Group.................                                                                         (2,125)
Net earnings (losses) from
  other equity investments....                                          (515)            (650)           (980)
Income (loss) from continuing
  operations..................        1                                  (92)            (126)         (2,176)

Income from discontinued
  operations (net of income
  taxes)                                                                 261              (43)            218
Net income (loss) ............        1                                  169             (169)         (1,958)
Dividend requirements of
  preferred stock.............                                                                           (236)
Premium on Wireless tracking
  stock exchange                                                                                          (80)
Net income (loss) available
  to common shareowners.......       $1         $         $          $   169            $(169)        $(2,274)

                                   AT&T CORP.
                    CONSOLIDATING CONDENSED INCOME STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)

                                 GUARANTOR        Guarantor     GUARANTOR          TCI            TCI            TCI      MEDIAONE
                                   AT&T          Subsidiary     SUBSIDIARY      FINANCING      FINANCING      FINANCING   FINANCING
                                  PARENT            TCI          MEDIAONE           I              II            IV           I
                                 ---------       ----------     ----------      ---------      ---------      ---------   ---------
Revenue.......................    $9,846        $     --         $   --          $  --          $  --         $  --         $  --

Operating Expenses
Costs of services and products     1,688                              1
Access and other connection...     3,338
Selling, general and
  administrative..............       922             244              9
Depreciation and other
  amortization................       887              32             36
Net restructuring and other
  charges.....................
Total operating expenses......     6,835             276             46

Operating income (loss).......     3,011            (276)           (46)

Other income (expense)........      (573)             89          1,112             22             23             9             2
Interest (expense) ...........    (2,529)           (865)          (155)           (22)           (23)           (9)           (1)

Income (loss) from
  continuing operations
  before income taxes,
  minority interest,
  earnings (losses)
  from equity investments
  and cumulative effect of
  accounting change...........       (91)         (1,052)           911                                                         1

Benefit (provision) for
  income taxes................        46             395           (360)
Minority interest and
  dividends on subsidiary
  preferred stock                    (80)
Equity (losses) from Liberty
  Media Group.................                    (2,822)
Net earnings (losses) from
  other equity investments....     2,417          (1,472)        (1,789)
Income (loss) from continuing
  operations..................     2,292          (4,951)        (1,238)                                                        1

Income from discontinued
  operations (net of income
  taxes)
Cumulative effect of
  accounting change (net of
  income taxes)...............       508             545            540
Net income (loss) ............     2,800          (4,406)          (698)                                                        1
Dividend requirements of
  preferred stock.............      (417)
Premium on exchange of AT&T
  Wireless tracking stock            (80)
Net income (loss) available
  to common shareowners.......    $2,303         $(4,406)        $ (698)         $  --          $  --         $  --         $   1

                                      MEDIAONE      MEDIAONE     MEDIAONE                     ELIMINATION AND
                                      FINANCING     FINANCE      FINANCE     NON-GUARANTOR     CONSOLIDATION         CONSOLIDATED
                                         II            II          III       SUBSIDIARIES       ADJUSTMENTS           AT&T CORP.
                                     ----------    --------     --------     -------------   ---------------         ------------
Revenue.......................          $  --         $ --        $ -          $18,116             $(1,224)             $26,738

Operating Expenses
Costs of services and products                                                   6,371              (1,078)               6,982
Access and other connection...                                                   3,039                (121)               6,256
Selling, general and
  administrative..............                                                   4,292                  (2)               5,465
Depreciation and other
  amortization................                                                   3,807                                    4,762
Net restructuring and other
  charges.....................                                                   1,095                                    1,095
Total operating expenses......                                                  18,604              (1,201)              24,560

Operating income (loss).......                                                    (488)                (23)               2,178

Other income (expense)........              2           10          23             (39)             (1,771)              (1,091)
Interest (expense) ...........             (1)         (10)        (23)           (305)              2,303               (1,640)

Income (loss) from
  continuing operations
  before income taxes,
  minority interest,
  earnings (losses)
  from equity investments
  and cumulative effect of
  accounting change...........              1                                     (832)                509                 (553)

Benefit (provision) for
  income taxes................                                                     137                                      218
Minority interest and
  dividends on subsidiary
  preferred stock                                                                  918                                      838
Equity (losses) from Liberty
  Media Group.................                                                                                           (2,822)
Net earnings (losses) from
  other equity investments....                                                    (571)                378               (1,037)
Income (loss) from continuing
  operations..................              1                                     (348)                887               (3,356)

Income from discontinued
  operations (net of income
  taxes)                                                                           178                 (28)                 150
Cumulative effect of
  accounting change (net of
  income taxes)...............                                                    (689)                                     904
Net income (loss) ............              1                                     (859)                859               (2,302)
Dividend requirements of
  preferred stock.............                                                                                             (417)
Premium on exchange of AT&T
  Wireless tracking stock                                                                                                   (80)
Net income (loss) available
  to common shareowners.......          $   1          $ -         $ -         $  (859)             $  859              $(2,799)

                                   AT&T CORP.
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)


                                     GUARANTOR   Guarantor    GUARANTOR       TCI           TCI           TCI       MEDIAONE
                                       AT&T      Subsidiary  SUBSIDIARY    FINANCING     FINANCING     FINANCING    FINANCING
                                      PARENT        TCI       MEDIAONE         I             II           IV            I
                                     ---------   ----------  ----------    ---------     ---------     ---------    ---------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......     $ 2,996       $ (195)       $ (79)       $ --            $ --         $ --         $  1

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............        (806)         (11)
Equity investment
  distributions and sales              689       16,871           79
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired                     14
Other.........................       3,172           24
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......       3,069       16,884           79

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................
Retirement of long-term debt          (836)         (95)
Retirement of AT&T debt             (5,176)     (16,594)
Issuance of convertible
  preferred securities
  and warrants................       9,811
(Decrease) increase in
  short-term borrowings, net..      (6,019)
Other.........................       5,108                                                                              (1)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......       2,888      (16,689)                                                                (1)

Net cash provided by (used
  in) discontinued operations
Net (decrease) increase in
  cash and cash equivalents...       8,953
Cash and cash equivalents at
  beginning of year...........
Cash and cash equivalents at
  end of period...............     $ 8,953     $     --        $  --        $ --            $ --         $ --         $ --

                                                                                         ELIMINATION
                                   MEDIAONE     MEDIAONE    MEDIAONE                         AND
                                   FINANCING    FINANCE     FINANCE    NON-GUARANTOR    CONSOLIDATION   CONSOLIDATED
                                      II           II         III      SUBSIDIARIES      ADJUSTMENTS     AT&T CORP.
                                   ---------    --------    --------   -------------   --------------   ------------
NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......       $  1         $ --       $ --         $ 1,880           $    105     $ 4,709

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............                                             (3,849)                        (4,666)
Equity investment
  distributions and sales                                                     553            (16,632)      1,560
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired                                                         3,106                          3,120
Other.........................                                              1,637             (5,284)       (451)
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......                                              1,447            (21,916)       (437)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................                                                195                            195
Retirement of long-term debt                                                  117                           (814)
Retirement of AT&T debt                                                       (79)            21,849
Issuance of convertible
  preferred securities
  and warrants................                                                                             9,811
(Decrease) increase in
  short-term borrowings, net..                                              5,191             (7,638)     (8,466)
Other.........................         (1)                                (12,811)             7,439        (266)
NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......         (1)                                 (7,387)            21,650         460

Net cash provided by (used
  in) discontinued operations                                               4,760                161       4,921
Net (decrease) increase in
  cash and cash equivalents...                                                700                          9,653
Cash and cash equivalents at
  beginning of year...........                                                 64                             64
Cash and cash equivalents at
  end of period...............       $ --         $ --       $ --         $   764           $     --      $9,717

p)    RECENT ACCOUNTING PRONOUNCEMENTS

            In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143,"Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

            On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. An entity is not prohibited from classifying such gains and losses as extraordinary items, as long as they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for AT&T would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense), net. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. AT&T does not expect that the adoption of SFAS No. 145 will have a material impact on AT&T's results of operations, financial position or cash flows.

            On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. However, liabilities associated with future exit and disposal activities will not be recognized until actually incurred.

q)    SUBSEQUENT EVENTS

            On July 1, 2002, AT&T completed the sale of its headquarters facility and corporate conference center in Basking Ridge, New Jersey, to Pharmacia for $0.2 billion. The transaction resulted in a pretax gain of approximately $40.

            AT&T owns a 49% economic interest in Alestra S. de R.L. de C.V., a telecommunications company in Mexico. Alestra has announced that it may not be able to make a $35 bond payment due in November 2002 and that it is working jointly with Morgan Stanley in analyzing available options to address the company's financial condition, including its liquidity position. Standard and Poor's has downgraded Alestra's corporate credit rating and said it would likely default on its debt obligations during financial year 2002, probably by way of a bond restructuring. Moody's also downgraded all ratings of Alestra stating that "based upon current long distance network asset valuations, Moody's considers that unsecured debt holders face poor recovery prospects in a distress scenario." AT&T cannot predict what the impact of these developments will be.

            On August 11, 2002, US Airways Group Inc. filed for Chapter 11 bankruptcy protection. AT&T leases airplanes under leveraged leases to US Airways. Under a leveraged lease, the assets are secured with debt, which is non-recourse to AT&T. In connection with the bankruptcy filing, US Airways can reject or reaffirm its leases. AT&T does not know if US Airways will reject or affirm its leases. If it does reject the leases and the non-recourse debtholder forecloses on the assets, AT&T could incur an after-tax loss of approximately $70 to $80 (based on June 30, 2002 balances).

            On August 12, 2002, in connection with the proposed merger between AT&T Broadband and Comcast, AT&T filed a preliminary prospectus contemplating a potential offer to exchange an aggregate of $11.8 billion of AT&T's existing debt securities. The exchange offer involves two types of transactions. The first, which is expected to be subject to proration, involves an exchange of certain series of AT&T notes for new notes that would ultimately become obligations of AT&T Broadband Corp., a newly formed company to which AT&T will spin-off its AT&T Broadband unit prior to completing the merger. AT&T Comcast and certain of its subsidiaries would guarantee these obligations upon completion of the merger. The second, which is not expected to be subject to proration, involves an exchange of other series of AT&T notes for new notes that would remain obligations of AT&T.

            Neither AT&T, AT&T Broadband, nor any other entity would receive any proceeds from the issuance of the new notes in the exchange offer. The new notes would represent a new offering with respect to those notes that ultimately become obligations of AT&T Broadband and would reduce the amount that AT&T Broadband would otherwise be required to pay to AT&T upon completion of the merger with Comcast. The new notes would represent a refinancing with respect to those notes that remain obligations of AT&T after the merger.

            The exchange offer would be subject to various conditions as described in the prospectus. A decision to proceed with the exchange offer will be based on market and business conditions over the next several months, finalization of the exchange offer on terms that are mutually acceptable to AT&T and Comcast, and other factors. Terms of the exchange offer have not yet been determined and will be announced upon launch.

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

            On July 10, 2002, AT&T and Comcast Corporation (Comcast) shareowners approved the proposed merger between AT&T Broadband and Comcast. The merger still remains subject to certain regulatory reviews and approvals and certain other conditions and is expected to close by the end of 2002. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously AT&T Broadband and Comcast will merge into subsidiaries of a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive approximately 0.32 of a share of AT&T Comcast for each share of AT&T they own, based on calculations using June 30, 2002 share prices. AT&T shareowners will own an approximate 55% economic stake and have an approximate 61% voting interest in the new company. The spin-off of AT&T Broadband could result in the recognition of a loss for the difference between the fair value of the Comcast shares to be received by AT&T shareholders in the merger and the net book value of AT&T Broadband. At June 30, 2002, the book value of AT&T Broadband approximated the fair value of the Comcast shares to be received based on the June 30,2002 Comcast stock trading price of $24.20 per share (see Note g). If the Comcast stock price decreases below $24.20 per share, AT&T will need to record a charge to adjust the AT&T Broadband book value to the fair value of the Comcast shares.

            On July 10, 2002, AT&T shareholders also approved the creation of a separate tracking stock intended to reflect the financial performance and economic value of its AT&T Consumer Services business. AT&T has not yet determined the timing, if any, of the distribution. A decision on a distribution will depend on market conditions and other factors. In addition, AT&T shareowners approved a one-for-five reverse stock split. The purpose of the reverse stock split is to seek to adjust upward the trading price of AT&T common stock following completion of the various transactions to effect AT&T's restructuring plan.

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

      TRACKING STOCKS

            In 2001, AT&T had tracking stocks that reflected the financial performance of Liberty Media Group (LMG) and AT&T Wireless Group. The shares initially issued tracked approximately 100% and 16% of the performance of LMG and AT&T Wireless Group, respectively.

            In 2001, the earnings attributable to AT&T Wireless Group are excluded from the earnings available to AT&T Common Stock Group and are reflected as "Income from discontinued operations," net of applicable taxes in the Consolidated Statement of Operations. Similarly, the earnings and (losses) related to LMG are excluded from the earnings available to AT&T Common Stock Group. The remaining results of operations of AT&T, including the financial performance of AT&T Wireless Group not represented by the tracking stock, are referred to as the AT&T Common Stock Group and are represented by AT&T common stock.

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

- the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

- the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

- the risks associated with possible disruptions to the telecommunications industry related to the bankruptcy of major telecommunications providers,

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

            The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and six months ended June 30, 2002 and 2001, respectively, and financial condition as of June 30, 2002 and December 31, 2001.

      CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

            AT&T's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to revenue recognition, allowances for doubtful accounts, the carrying values and useful lives of property, plant and equipment, internal use software and intangible assets, investments, derivative contracts, pension and other postretirement benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting polices that may involve a higher degree of judgment or complexity, refer to AT&T's Form 10-K/A for the year ended December 31, 2001.

      CONSOLIDATED RESULTS OF OPERATIONS

            The comparison of results for the second quarter and first half of 2002 with the corresponding periods in 2001 was impacted by events, such as net cable dispositions which affect comparability. For example, in 2001, we disposed of several cable systems, which were therefore not included in 2002 results, but were included in the prior period results until the date of disposition.

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

            The comparison of 2002 results with 2001 results is also affected by the unwind of Concert, , our joint venture with British Telecommunications plc (BT) on April 1, 2002. As a result of the unwindof Concert, the venture's assets and customer accounts were distributed back to the parent companies. AT&T combined these assets with its existing international networking and other assets and began recording revenue from multinational customers and foreign-billed revenue previously recorded by Concert. In 2001, charges from Concert were recorded as access and other connection expenses. Effective April 2002, as AT&T took back the assets and customer relationships from Concert, we began recording the expenses in each line based on how the assets and customer are served and managed. As a result, beginning in the second quarter of 2002, access and other connection expenses are lower than 2001 as the costs associated with managing these assets and customer relationships are recorded on other expense lines such as cost of products and services, depreciation and selling, general and administrative expenses. In addition, beginning in the second quarter of 2002, AT&T no longer records equity losses related to Concert.

      REVENUE

                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                     ENDED JUNE 30,              ENDED JUNE 30,
      (DOLLARS IN MILLIONS)          2002          2001          2002          2001
                                     ----          ----          ----          ----
      AT&T Business Services     $  6,742      $  7,011      $ 13,270      $ 14,107
      AT&T Consumer Services        2,911         3,724         5,997         7,653
      AT&T Broadband                2,526         2,565         4,965         5,030
      Corporate and Other             (75)          (35)         (144)          (52)
                                 --------      --------      --------      --------
      Total revenue              $ 12,104      $ 13,265      $ 24,088      $ 26,738
                                 ========      ========      ========      ========

            Total revenue for the three months ended June 30, 2002, decreased 8.7%, or $1.2 billion, compared with the second quarter of 2001. The decline was primarily driven by declines in long distance voice revenue of approximately $1.3 billion and an approximate $0.4 billion impact of net cable dispositions and the deconsolidation of Excite@Home. Partially offsetting the decline was increased revenue of $0.4 billion primarily from AT&T Broadband's advanced services (telephony, high-speed data and digital video) and growth in data/ Internet Protocol (IP)/managed services within AT&T Business Services. In addition, revenue increased as a result of the reintegration of customers and assets from the unwind of Concert.

            Total revenue for the first half of 2002 decreased 9.9%, or $2.7 billion, compared with the first half of 2001. The decline was primarily driven by declines in long distance voice revenue of approximately $2.8 billion and an approximate $0.9 billion impact of net cable dispositions and the deconsolidation of Excite@Home. Partially offsetting the decline was increased revenue of $0.8 billion from AT&T Broadband's advanced services (telephony, high-speed data and digital video) and growth in data/ Internet Protocol (IP)/managed services within AT&T Business Services. In addition, revenue increased as a result of the reintegration of customers and assets from the unwind of Concert.

            Revenue by segment is discussed in more detail in the segment results section.

      OPERATING EXPENSES

                                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
      (DOLLARS IN MILLIONS)               2002       2001       2002       2001
                                          ----       ----       ----       ----
      Costs of services and products    $3,339     $3,410     $6,629     $6,982

            Cost of services and products include the cost of operating and maintaining our networks, costs to support our outsourcing contracts, programming for cable services, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

            Cost of services and products decreased $0.1 billion, or 2.1%, in the second quarter of 2002 and decreased $0.4 billion, or 5.1%, for the six months ended June 30, 2002, compared with the comparable periods in 2001. Approximately $0.3 billion of the second quarter decrease and $0.6 billion of the year-to-date decrease was due to 2001 net cable dispositions and the deconsolidation of Excite@Home. These decreases were partially offset by increased costs of approximately $0.1 billion in the second quarter and $0.2 billion in the year-to-date period resulting from a higher provision for uncollectibles due to economic conditions and increased costs at AT&T Broadband, primarily higher cable programming costs due to higher rates. In addition, costs of services and products increased as a result of the reintegration of customers and assets from the unwind of Concert.

                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001       2002       2001
                                        ----       ----       ----       ----
      Access and other connection     $2,763     $3,105     $5,571     $6,256

            Access and other connection expenses decreased $0.3 billion, or 11.0%, in the second quarter of 2002 and decreased $0.7 billion, or 11.0% for the six months ended June 30, 2002, compared with the same periods in 2001. Included within access and other connection expenses are costs we pay to connect calls on the facilities of other service providers, as well as the Universal Service Fund contributions and multi-line per line charges mandated by the FCC. The decrease in both periods was due to lower Universal Service Fund contributions, international connection rates, per line charges for multi-line business customers and per minute access rates. In addition, access and other connection expenses decreased as a result of the reintegration of customers and assets from the unwind of Concert.

                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002        2001       2002        2001
                                                ----        ----       ----        ----
      Selling, general and administrative     $2,644      $2,749     $5,190      $5,465

            Selling, general and administrative (SG&A) expenses decreased $0.1 billion, or 3.8%, in the second quarter of 2002, compared with the second quarter of 2001. The decrease was primarily attributable to lower costs of approximately $0.2 billion associated with decreased volumes at AT&T Consumer services due to a reduction in the number of customers and cost control efforts at AT&T Business Services and AT&T Broadband. Partially offsetting this decrease was increased advertising expense primarily new local service offerings by AT&T Consumer, and increased AT&T Broadband customer care expense, as well as costs associated with the reintegration of customers and assets from the unwind of Concert.

            Selling, general and administrative (SG&A) expenses decreased $0.3 billion, or 5.0%, in the first half of 2002, compared with the first half of 2001. Approximately $0.1 billion of the decrease was due to expenses associated with net cable dispositions in the first half of 2001 and the deconsolidation of Excite@Home. Also contributing to the decrease were lower costs of approximately $0.5 billion as a result of cost control efforts at AT&T Business Services and AT&T Broadband and decreased volumes at AT&T Consumer Services due to a reduction in the number of customers. Partially offsetting this decrease was lower pension credits resulting from decreased returns on plan assets and lower transaction costs associated with AT&T's restructuring announced in October of 2000 of approximately $0.2 billion, as well as increased AT&T Broadband customer care expense and AT&T Consumer advertising expense of approximately $0.1 billion. In addition, SG&A expenses increased as a result of the reintegration of customers and assets from the unwind of Concert.

                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001       2002       2001
                                        ----       ----       ----       ----
      Depreciation and amortization   $1,959     $2,350     $3,854     $4,762

            Depreciation and amortization expenses declined $0.4 billion and $0.9 billion, or 16.7% and 19.1%, in the second quarter and first half of 2002, respectively, compared with the corresponding periods in 2001. The decline in both periods was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which eliminated amortization of goodwill and franchise costs. In the second quarter and first half of 2001, we recorded $0.5 billion and $1.1 billion, respectively, of amortization expense on goodwill and franchise costs. The deconsolidation of Excite@Home and net cable dispositions also contributed to the decline. The decline was partially offset by increased depreciation expense due to a higher asset base resulting from continued infrastructure investment as well as the reintegration of customers and assets from the unwind of Concert. Total capital expenditures were $1.9 billion and $2.4 billion for the three months ended June 30, 2002 and 2001, respectively and were $3.3 billion and $4.7 billion for the first half of 2002 and 2001, respectively. We continue to focus the vast majority of our capital spending on our growth businesses of broadband and data/IP/managed services.

                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                 ENDED JUNE 30,       ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002       2001       2002       2001
                                                ----       ----       ----       ----
      Net restructuring and other charges      $  --       $287        $56     $1,095

            In the second quarter of 2002, AT&T recorded $23 million of restructuring and other charges for facility closing costs in connection with buildings that have been vacated as a result of previously announced employee exit plans. These charges were entirely offset by the reversal of $23 million of excess vintage facility closing restructuring reserves that are no longer necessary. These reserves became unnecessary due to recent changes in certain commercial real estate markets enabling AT&T to relieve itself of certain contractual obligations for which the reserves were originally established.

            Net restructuring and other charges for the six months ended June 30, 2002, totaled $56 million which represents the restructuring and exit costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions.

            The $56 million is comprised of headcount reductions of $42 million associated with employee separation costs resulting from this exit plan, $50 million in connection with facility closings and $4 million for other charges. These charges were partially offset by the reversal of $40 million, $23 million related to excess vintage facility closing restructuring reserves and $17 million related to the business restructuring plan from the second quarter of 2001, primarily due to the redeployment of certain employees to different functions within AT&T Broadband. Approximately 900 employees will be involuntarily separated in conjunction with this exit plan, approximately 75% of which are management and 25% are non-management. Approximately 75% of the employees affected by this exit plan have left their positions as of June 30, 2002, with the remaining reductions occurring throughout the remainder of 2002. More than $32 million of termination benefits were paid to employees during the first half of 2002 related to this exit plan.

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

            During the second quarter of 2001, AT&T recorded $287 million of net restructuring and other charges, which included $56 million of asset impairment charges related to Excite@Home including the write-off of property, plant and equipment, and $231 million for restructuring and exits costs which consisted of $88 million of severance costs, $136 million related to facility closings and $7 million primarily related to termination of contractual obligations.

            The severance costs, for approximately 4,500 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 27% of the affected employees are management employees and 73% are non-management employees. This business restructuring plan was substantially completed by March 31, 2002.

            Net restructuring and other charges for the six months ended June 30, 2001, totaled $1,095 million. The charge included $795 million of asset impairment charges related to Excite@Home, $300 million for restructuring and exits costs, which consisted of $147 million for severance costs, $142 million for facilities closing and $11 million primarily related to termination of contractual obligations. The severance costs, for approximately 6,900 employees, primarily resulted from synergies created by the MediaOne merger. Approximately 21% of the affected employees were management employees and 79% were non-management employees. These business restructuring plans were substantially completed by March 31, 2002.

            The asset impairment charges included $656 million recorded by Excite@Home associated with the write-down of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets. These charges were due to continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of Excite@Home's competitors in the Internet advertising industry, and changes in their operating and cash flow forecasts for the remainder of 2001. These charges were also impacted by Excite@Home's decision to sell or shut down narrowband operations. In addition, AT&T recorded a related goodwill impairment charge of $139 million associated with its acquisition goodwill of Excite@Home. Since we consolidated, but only owned approximately 23% of Excite@Home, a portion of the charges recorded by Excite@Home was not included as a reduction to AT&T's net income, but rather was eliminated in our Consolidated Statement of Operations as a component of "Minority interest and dividends on subsidiary preferred stock."

            Of the approximately 10,300 employees impacted by the exit plan announced in the fourth quarter of 2001, nearly 64% have left their positions as of June 30, 2002, with the remaining reductions to occur throughout the remainder of 2002. Nearly $171 million of termination benefits were paid to employees during the first half of 2002.

                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001        2002      2001
                                        ----       ----        ----      ----
      Goodwill and franchise
        impairment charges            $16,479    $   --     $16,479    $   --

            In the second quarter of 2002, we noted significant changes in the general business climate as evidenced by the severe downward movement in the U.S. stock market (including the decline in values of publicly traded cable industry stocks). At June 30, 2002, five of our cable competitors as a group experienced an average decline in total market capitalization of over 20% since January 1, 2002. We have also witnessed corporate bankruptcies. We believe these factors coupled with the pending merger of AT&T Broadband and Comcast (which was approved by both companies' shareholders on July 10, 2000) created a "trigger event" for our AT&T Broadband segment, which necessitated the testing of goodwill and franchise costs for impairment as of the end of the second quarter.

            We assessed our impairment using the same principles employed during the initial adoption of SFAS No. 142. Such testing resulted in the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge (aggregating to $11.8 billion after-tax).

                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                        ENDED JUNE 30,         ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001         2002       2001
                                        ----       ----         ----       ----
      Operating (loss) income         $(15,080)  $1,364     $(13,691)    $2,178

            Operating (loss) income decreased $16.4 billion and $15.9 billion in the second quarter of 2002 and the first half of 2002, respectively, compared with the same periods in 2001. The decrease was primarily attributable to the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge recorded for our AT&T Broadband segment.

                                     FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001       2002        2001
                                        ----       ----       ----        ----
      Other (expense), net            $ (829)    $ (308)    $ (991)    $(1,091)

            Other (expense), net for the second quarter of 2002 was $0.8 billion, compared with $0.3 billion in the second quarter of 2001, an increase in expense of $0.5 billion, which primarily resulted from higher cost method investment impairment charges of approximately $1.1 billion, primarily related to our investments in Cablevision Systems Corporation (Cablevision), Comcast and Microsoft. Also contributing to the increase in expense were lower net gains on the sales of businesses and investments of approximately $0.3 billion in the second quarter of 2002 versus the prior year quarter. Net gains in the second quarter of 2001 included a gain on the sale of our stake in Japan Telecom of approximately $0.5 billion, a gain on the sale of Baltimore cable-systems to Comcast of approximately $0.1 billion and a loss on the redemption of AT&T stock held by Comcast in exchange for cable-systems of approximately $0.3 billion. These expense increases were partially offset by a $0.8 billion loss recorded in the second quarter of 2001 on the Excite@Home put obligation settlement with Cox Communications, Inc. (Cox) and Comcast, combined with increased income in the second quarter of 2002 of $0.2 billion related to the revaluation of certain financial instruments.

            Other (expense), net for the first half of 2002 was $1.0 billion, compared with $1.1 billion in same period in 2001, a decrease in expense of $0.1 billion. The decreased expense primarily resulted from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. In conjunction with the adoption, we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading," resulting in a pretax charge of $1.2 billion. Also contributing to the decrease was a $0.8 billion loss on the Excite@Home put obligation settlement with Cox and Comcast recorded in the first half of 2001. The expense decreases were partially offset by higher cost investment impairment charges in the first half of 2002 of $1.2 billion, primarily related to our investments in Cablevision, Comcast, Microsoft, Vodafone plc and Time Warner Telecom. Also offsetting the decreased expense was lower net gains on sale of businesses and investments of $0.6 billion.

                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001        2002       2001
                                        ----       ----        ----       ----
      Interest (expense)              $ (716)    $ (761)    $(1,483)   $(1,640)

            Interest expense decreased 6.1%, or $45 million, in the second quarter of 2002 compared with the second quarter of 2001, and decreased 9.6%, or $0.2 billion, in the first half of 2002 compared with the first half of 2001. The decrease in both periods was primarily due to a lower average debt balance in 2002 compared with 2001, reflecting the company's debt reduction efforts. The decrease in the second quarter of 2002 compared with the second quarter of 2001 was partially offset by a higher average interest rate primarily driven by our $10 billion global bond offering in November 2001.

                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
      (DOLLARS IN MILLIONS)             2002       2001        2002      2001
                                        ----       ----        ----      ----
      Benefit for income taxes        $4,631     $  436      $4,365    $  218

            The benefit for income taxes increased $4.2 billion in the second quarter of 2002 compared with the second quarter of 2001. The increase was primarily due to a loss before income taxes in the second quarter of 2002 compared with income before income taxes in the second quarter of 2001, partially offset by the impact of the effective tax rates. The effective tax benefit rate for the second quarter of 2002 was 27.9%, compared with a negative 147.6% for the prior year quarter. The second quarter 2002 effective tax benefit rate was negatively impacted by non tax-deductible expenses, primarily the AT&T Broadband goodwill impairment charge. The second quarter 2001 negative effective tax rate was positively impacted by the net tax benefits resulting from the Excite@Home put obligation settlement with Cox and Comcast and the redemption of AT&T stock held by Comcast in exchange for an entity owning certain cable systems. These impacts were partially offset by the consolidation of the operational losses of Excite@Home, for which the company was unable to record tax benefits, and non tax-deductible goodwill amortization.

            The benefit for income taxes increased $4.1 billion in the first half of 2002 compared with the first half of 2001. The increase was primarily due to a higher loss before income taxes in the first half of 2002 compared with the first half of 2001, partially offset by a lower effective tax benefit rate. The effective tax benefit rate for the first half of 2002 was 27.0%, compared with 39.4% for the prior year period. The first half 2002 effective tax benefit rate was negatively impacted by non tax-deductible expenses, primarily the AT&T Broadband goodwill impairment charge. The first half 2001 effective tax benefit rate was positively impacted by the net tax benefits resulting from the Excite@Home put obligation settlement with Cox and Comcast and the redemption of AT&T stock held by Comcast in exchange for an entity owning certain cable systems. These impacts were partly offset by the consolidation of the operational losses of Excite@Home, including an asset impairment charge, for which the company was unable to record tax benefits, and non tax-deductible goodwill amortization.

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      Minority interest and dividends on
         subsidiary preferred stock            $ (31)       $ 198       $ (88)       $ 838

            Minority interest and dividends on subsidiary preferred stock was $31 million of expense in the second quarter of 2002 and $0.2 billion of income in the second quarter of 2001 and $0.1billion of expense for the six months ended June 30, 2002 and $0.8 billion of income for the six months ended June 30, 2000. These variances were due to income recorded in the three and six months ended June 30, 2001 primarily relating to losses generated by Excite@Home, including asset impairment charges, that were attributable to the approximately 77% of Excite@Home not owned by AT&T. In 2002, Excite@Home was not consolidated; therefore we no longer recorded minority interest income (expense) related to Excite@Home. The income tax benefit recorded on minority interest and dividends on subsidiary preferred stock was $25 million and $6 million for the second quarter of 2002 and 2001, respectively, and $50 million and $87 million for the first half of 2002 and 2001, respectively.

                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                 ENDED JUNE 30,            ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001          2002         2001
                                               -----        -----         -----        -----
      Net (losses) related to other
        equity investments                     $(724)       $(980)      $(1,021)     $(1,037)

            Net losses related to other equity investments, which are recorded net of income taxes, were $0.7 billion in the second quarter of 2002 compared with $1.0 billion in the second quarter of 2001, a decrease in net losses of approximately $0.3 billion. The decrease was primarily driven by a $1.1 billion pretax impairment of our investment in Net2Phone recorded in the second quarter of 2001 as well as a decrease in equity losses of approximately $0.2 billion (pretax) from Concert due to the unwinding of this joint venture on April 1, 2002. Partially offsetting the decrease in losses were $1.0 billion of pretax cable partnership impairment charges recorded in the second quarter of 2002. In addition, we recorded $0.2 billion (pretax) of accretion of the floor price of AT&T's obligation to purchase the shares of AT&T Canada not owned by AT&T in the second quarter of 2002.

            The income tax benefit recorded on net losses related to other equity investments was $448 million in the second quarter of 2002 and $528 million in the second quarter of 2001, a decrease of $80 million. The amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $76 million in the second quarter of 2001. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize excess basis related to nonconsolidated investments.

            Net losses related to other equity investments, which are recorded net of income taxes, were $1.0 billion for both the first half of 2002 and 2001. The 2002 net losses related primarily to $1.0 billion of pretax cable partnership impairment charges recorded as well as approximately $0.5 billion (pretax) recorded in the first half of 2002 related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada not owned by AT&T. This charge reflects the accretion of the floor price of AT&T's obligation to purchase AT&T Canada shares as well as the deterioration in the underlying value of AT&T Canada since December 31, 2001. The 2001 net losses consisted primarily of a $1.1 billion pretax impairment of our investment in Net2Phone. We recorded equity losses from Concert in 2002 and 2001. These losses decreased approximately $0.3 billion on a pretax basis due to the unwind of this joint venture on April 1, 2002.

            The income tax benefit recorded on net losses related to other equity investments was $632 million in the first half of 2002 and $602 million in the first half of 2001, an increase of $30 million. The amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $156 million in the first half of 2001. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize excess basis related to nonconsolidated investments.

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002           2001      2002           2001
                                               -----          -----     -----          -----
      Equity (losses) from Liberty
        Media Group                            $  --        $(2,125)    $  --        $(2,822)

            As a result of the split-off of LMG on August 10, 2001, we no longer record the results of LMG.

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      (Loss) income from discontinued
          operations                           $ (88)       $ 218       $ (88)       $ 150

            Discontinued operations for the three and six months ended June 30, 2002 reflects an estimated loss on the settlement associated with the business of Lucent Technologies Inc., which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court. The complaint seeks damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. As a result of recent negotiations, a settlement proposal was submitted to the and accepted by court on August 9, 2002. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T recorded its proportionate share of the settlement and estimated legal costs, which totaled $132 million pretax ($88 million after-tax).

            Income from discontinued operations in 2001 represents the results of AT&T Wireless Group, which was split-off from AT&T on July 9, 2001.

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      Extraordinary gain - net
         of income Taxes                       $   7        $  --       $  48        $  --

            In the second quarter of 2002, AT&T called $0.2 billion of trust originated preferred securities for early redemption, resulting in a gain on early extinguishment of debt of $7 million, net of $5 million of income taxes. The year-to-date gain of $48 million, net of $30 million of income taxes relates to $1.5 billion of trust originated preferred securities called for early redemption in the first half of 2002. The gains represent the difference between the carrying value of the debt and the cash paid to extinguish the debt.

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      Cumulative effect of accounting
         changes - net of income taxes         $  --        $  --       $(856)       $ 904

            Cumulative effect of accounting changes, net of applicable income taxes, was a loss of $0.9 billion in the first six months of 2002 compared with a gain of $0.9 billion in the first half of 2001. Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with SFAS No. 142, franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). As a result of this test, an impairment loss of $0.9 billion, net of income taxes of $0.5 billion was recorded in 2002.

            The cumulative effect of accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," net of applicable income taxes, in the first six months of 2001 was comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG. The $0.4 billion recorded by AT&T, excluding LMG, was attributable primarily to fair value adjustments of equity derivative instruments related to indexed debt instruments and warrants held in public and private companies. The $0.5 billion recorded by LMG represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      Dividend requirements of
        preferred stock, net                   $  --        $(236)      $  --        $(417)

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

                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                     2002         2001        2002         2001
                                               -----        -----       -----        -----
      Premium on wireless tracking
        stock exchange                         $  --        $ (80)      $  --        $ (80)

            The premium on the wireless tracking stock exchange was $80 million for the three and six months ended June 30, 2001. The premium represents the excess of fair value of the Wireless tracking stock issued over the fair value of the AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001, the date the exchange [closed].

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED JUNE 30,           ENDED JUNE 30,
      (DOLLARS IN MILLIONS)                      2002         2001        2002         2001
                                                -----        -----       -----        -----
      AT&T Common Stock Group - per
            basic and diluted share:
         (Loss) - continuing operations        $(3.49)      $(0.10)     $(3.59)      $(0.28)
         Total (loss)                          $(3.52)      $(0.05)     $(3.84)      $(0.15)

            In the second quarter of 2002, AT&T Common Stock Group had a loss from continuing operations, per diluted share of $3.49, compared with a loss per diluted share of $0.10 in the second quarter of 2001. In the first half of 2002, AT&T Common Stock Group had a loss from continuing operations of $3.59 per diluted shares compared with a loss of $0.28 per diluted share in 2001. The increased loss in both periods was primarily driven by goodwill and franchise impairment charges recorded in the second quarter of 2002, combined with an unfavorable year over year variance in other (expense), net. Such unfavorable impacts were offset somewhat by dividend requirements of preferred stock and the premium on exchange of AT&T Wireless stock recorded in 2001. In addition, the second quarter decrease was offset by lower net losses related to other equity investments and the first half decrease was offset by lower net restructuring and other charges.

            In the second quarter of 2002, the total loss per diluted share of AT&T Common Stock Group of $3.52 reflects the loss from continuing operations as discussed above of $3.49, and a loss from discontinued operations of $0.03. In the second quarter of 2001, the total loss per diluted share of AT&T Common Stock Group of $0.05 included a loss from continuing operations as discussed above of $0.10 and income from discontinued operations of $0.05.

            The total loss per diluted share of AT&T Common Stock Group in the first half of 2002 of $3.84 included the loss from continuing operations of $3.59, a loss related to the cumulative effect of accounting change of $0.23 and a loss from discontinued operations of $0.03, partially offset by an extraordinary gain of $0.01. In the first half of 2001, the total loss per diluted share of AT&T Common Stock Group of $0.15 included a loss from continuing operations of $0.28, income from discontinued operations of $0.03 and income related to the cumulative effect of accounting change of $0.10.

            In the second quarter of 2001, Liberty Media Group (LMG) reported a loss of $0.82 per diluted share. For the first half of 2001, LMG reported a loss of $0.88 per diluted share, which included income of $0.21 per diluted share related to the cumulative effect of accounting change.

            AT&T Wireless group reported income of $0.08 per diluted share for both the three and six-month periods ended June 30, 2001.

      SEGMENT RESULTS

            In support of the services we provide, we segment our results by the operating units that support our primary lines of business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband. The balance of AT&T's operations, excluding LMG, is included in a corporate and other category. LMG was split-off from AT&T in August 2001.

            EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income
      (loss) plus other income (expense), minority interest and dividends on subsidiary preferred stock and net pretax earnings (losses) related to other equity investments. In addition to EBIT, we also use EBITDA, excluding other income, to measure AT&T Broadband's segment profitability and performance. EBITDA, excluding other income, for AT&T Broadband is defined as EBIT, excluding other income (expense), net pretax earnings (losses) related to other equity investments, the 2002 goodwill and franchise cost impairment charges, and minority interest and dividends on subsidiary preferred stock, plus depreciation and amortization. Interest expense and income taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT and EBITDA, excluding other income, for AT&T Broadband are meaningful to investors because they provide analyses of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that EBIT allows investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was a deficit of $17,137 million and a deficit of $260 million for the three months ended June 30, 2002 and 2001, respectively. EBIT was a deficit of $16,473 million and earnings of $199 million for the six months ended June 30, 2002 and 2001, respectively. Our calculations of EBIT and EBITDA, excluding other income, for AT&T Broadband may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA, excluding other income, should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA, excluding other income, does not take into account changes in certain assets and liabilities as well as interest, income taxes and other income (expense) that can affect cash flow.

            The discussion of segment results includes revenue, EBIT, capital additions and total assets. In addition, for AT&T Broadband, we include EBITDA, excluding other income. Total assets for each segment generally include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the corporate and other group. The income from discontinued operations is not reflected in the corporate and other group. Capital additions for each segment include capital expenditures for property, plant and equipment, internal-use software, additions to nonconsolidated investments and increases in franchise costs.

            Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate & Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain units previously included in the Corporate & Other group were transferred to the AT&T Business Services segment; the financial impacts of SFAS No. 133 that were previously recorded in the Corporate & Other group were transferred to the appropriate segments. In addition, AT&T Consumer Services and total AT&T revenue was restated in accordance with EITF issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which requires cash incentives given to customers previously recorded as advertising and promotion expense now to be recorded as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. All prior periods have been restated to reflect these changes.

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

                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                      ENDED JUNE 30,             ENDED JUNE 30,
      DOLLARS IN MILLIONS             2002         2001          2002          2001
                                      ----         ----          ----          ----
      External revenue
        Service revenue             $6,558       $6,788       $12,905       $13,654
        Equipment and product
          sales revenue                 92           65           190           136
                                    ------       ------       -------       -------
      Total external revenue         6,650        6,853        13,095        13,790
      Internal revenue                  92          158           175           317
                                    ------       ------       -------       -------
      Total revenue                 $6,742       $7,011       $13,270       $14,107
                                    ======       ======       =======       =======

      EBIT                          $  691       $1,399       $ 1,143       $ 2,405

      OTHER ITEMS
      Capital additions             $  930       $1,414       $ 1,506       $ 2,696

                                     AT JUNE 30, 2002         AT DECEMBER 31, 2001
      Total assets                        $39,150                    $40,316

      REVENUE

            AT&T Business Services total revenue decreased $0.3 billion, or 3.8%, in the second quarter of 2002, and declined $0.8 billion, or 5.9%, for the six months ended June 30, 2002, compared with the same periods in 2001. The decreases were primarily due to a decline in long distance voice revenue of approximately $0.4 billion and $1.2 billion in the second quarter of 2002 and the first six months of 2002, respectively. The decreases were partially offset by growth in data/IP/managed services, including equipment and product sales, and local voice services of approximately $0.2 billion and $0.4 billion for the second quarter of 2002 and the first six months of 2002, respectively.

            Long distance voice services revenue decreased approximately 12% in the second quarter of 2002 and approximately 16% for six months ended June 30, 2002. The decrease was primarily driven by a lower average price per minute reflecting the competitive forces within the industry as well as a wholesale-retail product mix shift. Long distance voice minute volumes were relatively flat for the second quarter of 2002 and the six months ended June 30, 2002.

            Data/IP/managed services, excluding equipment and product sales, increased approximately 7% for the second quarter of 2002 and approximately 6% for the six months ended June 30, 2002, compared with the same periods in 2001. When we include equipment and product sales, these services increased approximately 7% in both periods. Growth was driven by packet services (IP, frame relay and ATM) partially offset by a decline in domestic private line service.

            Local voice services revenue grew nearly 6% in the second quarter of 2002 and nearly 11% for the six months ended June 30, 2002, compared with the same periods in 2001. This growth reflects our continued focus on increasing the utilization of our existing footprint. AT&T added more than 200,000 access lines in the second quarter of 2002 and had approximately
      3.3 million access lines in service at June 30, 2002. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network.

            AT&T Business Services internal revenue decreased $66 million and $142 million in the second quarter and first half of 2002 compared with the same periods in the prior year. The impact of internal revenue is included in the revenue by product discussions above. These decreases were primarily due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue.

      EBIT

            EBIT declined $0.7 billion, or 50.6%, in the second quarter of 2002 compared with the second quarter of 2001. This decline reflects a reduction in other expense of $0.5 billion in the second quarter of 2002 compared with other income in the second quarter of 2001 due to a gain recorded on the sale of Japan Telecom in April 2001. In addition, the decline reflects lower operating income of $0.3 billion resulting from the impact of lower prices within the long distance business, which includes competitive pricing pressures as well as a shift from higher margin long distance services to lower margin products.

            EBIT declined $1.3 billion, or 52.5%, for the six months ended June 30, 2002, compared with the same period in 2001. This decrease was driven by a $0.6 billion decrease in operating income reflecting the impact of lower prices within the long distance business, which includes competitive pricing pressures as well as a shift from higher margin long distance services to lower margin products. In addition, the decline includes a reduction in other expense of $0.5 billion for the six months ended June 30, 2002, compared with other income for the six months ended June 30, 2001, resulting primarily from a gain recorded on the sale of Japan Telecom in April 2001.

      OTHER ITEMS

            Capital additions decreased $0.5 billion, or 34.2%, in the second quarter of 2002 and declined $1.2 billion, or 44.1%, in the first half of 2002 compared with the same periods in 2001. These declines reflect significantly lower capital expenditures on our core network.

            Total assets decreased $1.2 billion, or 2.9%, at June 30, 2002, compared with December 31, 2001. The decrease reflects lower receivables primarily driven by the settlement of receivables from Concert in connection with the Concert unwind and lower long distance revenue.

      AT&T CONSUMER SERVICES

            AT&T Consumer Services provides a variety of communications services to residential customers including domestic and international long distance; transaction-based long distance, such as operator-assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

                                FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,
      DOLLARS IN MILLIONS         2002         2001         2002         2001
                                  ----         ----         ----         ----
      Revenue                   $2,911       $3,724       $5,997       $7,653
      EBIT                      $  802       $1,217       $1,634       $2,535

      OTHER ITEMS
      Capital additions         $   33       $   31       $   61       $   53

                                AT JUNE 30, 2002          AT DECEMBER 31, 2001
      Total assets                   $1,877                      $2,141

      REVENUE

            AT&T Consumer Services revenue decreased $0.8 billion, or 21.8%, in the second quarter of 2002, and declined $1.7 billion, or 21.6%, for the six months ended June 30, 2002, compared with the same periods in 2001. The revenue decline in both periods reflects the impact of long distance volume reductions, primarily in traditional long distance voice services; such as domestic and international dial services (long distance calls where the number "1" is dialed before the call), and domestic calling card services. The traditional long distance voice services were negatively impacted by wireless and internet substitution, and the impact of ongoing competition, which has led to a loss of market share. In addition, the continued migration of customers to lower-priced products and optional calling plans has also negatively impacted revenue. Calling volumes declined at a low-teens percentage rate in the second quarter of 2002, and a mid-teens percentage rate for the period ended June 30, 2002, as a result of competition and substitution, partially offset by prepaid card usage.

      EBIT

            EBIT declined $0.4 billion, or 34.1%, in the second quarter of 2002 compared with the second quarter of 2001. EBIT declined $0.9 billion, or 35.6%, for the six months ended June 30, 2002, compared with the same period in 2001. The decline in both periods was primarily due to the revenue declines in the long distance business.

            EBIT margin declined to 27.5% in the second quarter of 2002 from 32.7% in the second quarter of 2001. EBIT margin declined to 27.2% for the six months ended June 30, 2002, from 33.1% for the period ended June 30, 2001. Customers who substitute long distance calling with wireless and internet services and/or migrate to lower priced calling plans and lower margin products and remain AT&T Consumer Services customers generate less revenue, however the billing, customer care and fixed costs remain, resulting in lower EBIT margins.

      OTHER ITEMS

            Capital additions were about the same in the second quarter of 2002 and the six months ended June 30, 2002 compared with the same periods in 2001.

            Total assets declined $0.3 billion to $1.9 billion at June 30, 2002, compared with $2.1 billion at December 31, 2001. The decline was primarily due to lower accounts receivable, reflecting lower revenue.

      AT&T BROADBAND

            AT&T Broadband offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as high-speed data (HSD) service, broadband telephony service and digital video service.

                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
      DOLLARS IN MILLIONS                    2002            2001              2002           2001
                                             ----            ----              ----           ----
       External revenue                    $  2,524      $  2,560            $  4,960      $  5,021
       Internal revenue                           2             5                   5             9
                                           --------      --------            --------      --------
       Total revenue                       $  2,526      $  2,565            $  4,965      $  5,030
                                           ========      ========            ========      ========

      EBIT                                 $(18,460)     $   (819)           $(18,885)     $ (2,361)
      EBITDA, excluding other income       $    541      $    500            $  1,006      $    894

      OTHER ITEMS
      Capital additions                    $    959      $    949            $  1,707      $  1,859

                                                AT JUNE 30, 2002               AT DECEMBER 31, 2001
      Total assets                                   $81,816                         $103,060

      REVENUE

            Broadband revenue declined $39 million, or 1.5%, for the three months ended June 30, 2002, compared with the corresponding prior year period. Approximately $0.3 billion of the decline was due to 2001 net cable dispositions. The decline was largely offset by $0.2 billion of growth from advanced services (broadband telephony, HSD and digital video) as well as an increase in other basic video services. The increase in other basic video services was primarily due to a basic rate increase on January 1, 2002, increased pay per view and advertising revenue, partially offset by a loss of basic subscribers.

            Broadband revenue declined $65 million, or 1.3%, for the six months ended June 30, 2002, compared with the first half of 2001. Approximately $0.6 billion of the decline was due to 2001 net cable dispositions. The decline was partially offset by $0.4 billion of growth from advanced services (broadband telephony, HSD and digital video) as well as a $0.1 billion increase in other basic video services, primarily due to a rate increase in basic cable, increased pay per view and advertising revenue, partially offset by a loss of basic subscribers.

            AT&T Broadband continues to experience a decline in the number of basic subscribers reflecting the impacts of increased competition and current economic conditions. A continued loss of basic subscribers could have a significant impact on projected revenue and EBITDA, excluding other income, growth. Revenue and EBITDA, excluding other income, growth is also largely dependent on AT&T Broadband's ability to offer advanced services and the completion of AT&T Broadband's plant upgrade is an important factor in offering such services. Failure to complete AT&T Broadband's plant upgrade as anticipated could have a significant impact on projected revenue and EBITDA, excluding other income, growth.

            At June 30, 2002, Broadband serviced 13.3 million basic cable customers, passing 25.1 million homes, compared with 14.4 million basic cable customers, passing 25.7 million homes at June 30, 2001. At June 30, 2002, we provided digital video service to 3.9 million customers, HSD service to 1.8 million customers and broadband telephony service to 1.2 million customers. This compares with 3.1 million digital-video customers,
      1.3 million HSD customers, and 0.8 million broadband telephony customers at June 30, 2001.

      EBIT/EBITDA, EXCLUDING OTHER INCOME

            The EBIT deficit for the second quarter of 2002 was $18.5 billion, an increase of $17.6 billion compared with the second quarter of 2001. The increased deficit was largely due to the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge. In addition, the deficit increased due to higher cost and equity method investment impairment charges of $2.1 billion recorded in 2002. These impacts were partially offset by lower depreciation and amortization expenses of $0.3 billion, primarily as a result of the adoption of SFAS No. 142, and income of $0.3 billion related to the revaluation of certain financial instruments in 2002.

            The EBIT deficit for the six months ended June 30, 2002 was $18.9 billion, an increase of $16.5 billion compared with the six months ended June 30, 2001. The increased deficit was largely due to the goodwill and franchise impairment charges noted above, as well as higher cost and equity method investment impairment charges of $2.2 billion recorded in 2002. These impacts were partially offset by a $1.2 billion charge taken in the first quarter of 2001 due to the adoption of SFAS No. 133, lower depreciation and amortization expenses of $0.5 billion, primarily as a result of the adoption of SFAS No. 142, and income of $0.3 billion related to the revaluation of certain financial instruments in 2002.

            EBITDA, excluding other income, was $0.5 billion and $1.0 billion for the three and six months ended June 30, 2002, respectively, improvements of $41 million, or 8.5%, and $0.1 billion, or 12.6%, respectively from the comparable prior year periods. These improvements were primarily due to improved EBITDA, excluding other income, of $0.2 billion and $0.4 billion for advanced services (primarily broadband telephony and HSD) driven by revenue growth and operating cost management for the three and six month periods ended June 30, 2002 respectively. This improvement was mostly offset by higher Comcast merger related costs of $0.1 billion in both the three and six month periods ended June 30, 2002 and the impact of net cable dispositions in 2001 of $0.1 billion and $0.2 billion in the three and six month periods, respectively.

      OTHER ITEMS

            Capital additions were essentially flat for the three months ended June 30, 2002, compared with the same period in 2001. Capital additions decreased $0.2 billion, or 8.2%, to $1.7 billion for the six months ended June 30, 2002, from $1.9 billion for the comparable prior year period. This decrease was primarily driven by a decline in capital expenditures, primarily the result of net cable dispositions in 2001, combined with decreased infusions into non-consolidated investments. The capital spending for the three and six months ended June 30, 2002, was primarily related to the growth and support of advanced services and plant upgrade expenditures.

            Total assets at June 30, 2002, were $81.8 billion compared with $103.1 billion at December 31, 2001. The decrease in total assets was primarily due to a $13.7 billion decrease in franchise costs and a $4.2 billion decrease in goodwill, primarily reflecting the asset impairment charges including the impact of adopting SFAS No. 142.

      AT&T Broadband and Bresnan Broadband Holdings, LLC ("Bresnan") continue efforts toward closing the transactions contemplated by the Asset Purchase Agreement dated as of April 5, 2002, pursuant to which AT&T Broadband will sell to Bresnan cable systems in the States of Colorado, Wyoming, Montana and Utah. Closing is subject to satisfaction of specified conditions, including a requirement that the systems have no fewer than 305,000 subscribers, that certain consents of franchising authorities and other third parties have been obtained, and that there has not occurred (a) a material adverse change in the business, operations, financial condition, results of operations or prospects of the systems or the business, (b) a material market disruption, or (c) a material change in the financial, banking, capital or syndication markets. AT&T Broadband currently anticipates that the transaction will close prior to the end of 2002.

      CORPORATE AND OTHER

            This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home in 2001.

                                         FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                            ENDED JUNE 30,                 ENDED JUNE 30,
      DOLLARS IN MILLIONS                2002           2001             2002         2001
                                         ----           ----             ----         ----
      External revenue                 $    19        $   128          $    36      $   274
      Internal revenue                     (94)          (163)            (180)        (326)
                                       -------        -------          -------      -------
      Total revenue                    $   (75)       $   (35)         $  (144)     $   (52)
                                       =======        =======          =======      =======

      EBIT                             $  (170)       $(2,057)         $  (365)     $(2,380)

      OTHER ITEMS
      Capital additions                $    14        $    73          $    24      $   260

                                             AT JUNE 30, 2002         AT DECEMBER 31, 2001
      Total assets                               $15,052                      $19,765

      REVENUE

            Revenue for corporate and other decreased $40 million in the second quarter of 2002 compared with the second quarter of 2001 and $92 million in the first half of 2002 compared with the same prior year period. The deconsolidation of Excite@Home contributed $0.1 billion and $0.3 billion of the decrease for the quarter and year-to-date periods, respectively. Partially offsetting the declines in revenue were lower internal revenue eliminations of $0.1 billion and $0.2 billion for the quarter and year-to-date periods as a result of the split-off of AT&T Wireless on July 9, 2001, partially offset by increased internal sales from AT&T Business Services to AT&T Broadband.

      EBIT

            The EBIT deficit declined $1.9 billion in the second quarter of 2002 and $2.0 billion in the first half of 2002 compared with the corresponding periods in 2001. The decline in both periods was largely due to lower losses related to equity investments of approximately $1.2 billion primarily related to the impairment of our investment in Net2Phone in the second quarter of 2001. The declining deficits were also the result of a $0.8 billion loss on the second quarter 2001 Excite@Home put obligation settlement with Cox and Comcast. Also contributing to the lower deficits was the impact of the deconsolidation of Excite@Home of $0.1 billion for the second quarter and $0.4 billion for the year-to-date period as well as lower transaction costs associated with AT&T's restructuring announced in October of 2000 of $0.1 billion for both periods. The EBIT deficit declines were partially offset by higher expense of $0.1 billion for the quarter related to on-going valuation activity of certain financial instruments and $0.3 billion for the year-to-date period related to the on-going valuation activity of certain financial instruments as well as greater cost investment impairments. A lower pension credit of $0.1 billion for both periods, primarily driven by a lower pension trust asset base resulting from lower investment returns also partially offset the EBIT declines.

      OTHER ITEMS

            Capital additions decreased $0.1 billion, or 80.2% in the second quarter of 2002 and $0.2 billion, or 90.8%, in the first half of 2002, compared with the corresponding 2001 periods. The decrease in both periods was primarily attributable to the impact of the deconsolidation of Excite@Home of $0.1 billion. In addition, the first half of 2002 was impacted by decreased purchases of non-consolidated investments of $0.1 billion

            Total assets decreased $4.7 billion at June 30, 2002 to $15.1 billion. The decrease was primarily driven by a lower cash balance held at June 30, 2002.

      LIQUIDITY

      FOR THE SIX MONTHS ENDED JUNE 30,                                      2002           2001
                                                                             ----           ----
                                                                            (DOLLARS IN MILLIONS)
      CASH FLOWS:
        Provided by operating activities of continuing operations          $ 4,914         $ 4,709
        Used in investing activities of continuing operations               (3,699)           (437)
        Used in financing activities of continuing operations               (6,201)            460
        Provided by discontinued operations                                     --           4,921

            Net cash provided by operating activities of continuing operations of $4.9 billion for the six months ended June 30, 2002, was primarily due to $6.3 billion of income from continuing operations, excluding non-cash income items, partially offset by net changes in other operating assets and liabilities of $1.1 billion and a decrease in accounts payable of $0.4 billion. Net cash provided by operating activities of continuing operations of $4.7 billion for the six months ended June 30, 2001, was primarily due to income from continuing operations, excluding non-cash income items and the adjustment for net gains on sales of businesses of $6.9 billion, partially offset by a net changes in other operating assets and liabilities of $1.6 billion and a decrease in accounts payable of $0.8 billion.

            AT&T's investing activities of continuing operations resulted in a net use of cash of $3.7 billion for the six months ended June 30, 2002, compared with $0.4 billion for the comparable period in 2001. In the first six months of 2002, AT&T spent $3.4 billion on capital expenditures. For the six months ended June 30, 2001, AT&T spent approximately $4.7 billion on capital expenditures and $0.4 billion on non-consolidated investments, primarily infusions into existing cable investments, and received approximately $3.1 billion primarily from the net disposition of cable systems and approximately $1.6 billion from the sales of various investments.

            For the six months ended June 30, 2002, net cash used in financing activities of continuing operations was $6.2 billion, compared with $0.5 billion of net cash provided by financing activities of continuing operations for the six months ended June 30, 2001. In the first six months of 2002, AT&T made net payments of $8.4 billion to reduce debt and received $2.6 billion from the issuance of AT&T common stock. In the first six months of 2001, AT&T made net payments of $9.1 billion to reduce debt and received $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo.

            At June 30, 2002, we had current assets of $16.5 billion and current liabilities of $20.2 billion. The current assets were primarily comprised of trade and other receivables of $7.6 billion and cash of $5.6 billion. The current liabilities were primarily comprised of debt maturing within one year of $5.9 billion, other current liabilities of $4.8 billion, accounts payable of $4.3 billion and AT&T's obligation for AT&T Canada of $3.7 billion. We expect to fund our operations primarily with cash from operations, cash on hand, commercial paper and our securitization program. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity.

            In November 2001, we completed a $10.0 billion private bond offering which includes provisions that would allow bondholders to require AT&T to repurchase the notes if certain conditions are not met in conjunction with the spin-off or other separation of AT&T Broadband from AT&T at the time of notification to bondholders of the intention to separate AT&T Broadband. On May 15, 2002, the bondholders were notified that AT&T satisfied these conditions and this provision is no longer applicable. In June 2002, AT&T registered $7.0 billion of these private placement notes and commenced a tender on the private notes for registered notes. The note exchange was completed on August 2, 2002.

            On July 1, 2002, AT&T announced it received initial commitments from Citibank, Credit Suisse First Boston, Goldman Sachs and JP Morgan for a significant portion of a new bank facility of up to $4.0 billion. The banks have also agreed to act as lead arrangers to syndicate the balance of the 364-day credit facility. The proposed new bank facility will replace AT&T's existing undrawn $8.0 billion facility, which matures in December 2002. The existing facility currently provides that AT&T could not consummate the spin-off of AT&T Broadband given Moody's recent downgrade as discussed below. As a result, at or prior to the spin-off of AT&T Broadband, AT&T expects to cancel the existing facility and replace it with the new facility of up to

      $4.0 billion, of which a significant portion is currently committed. The new facility is expected to be in place prior to the spin-off of AT&T Broadband and remain in effect following the spin-off. The new facility is also expected to be adequate to back up any AT&T commercial paper or other short-term debt maturing over the course of the next year. The current credit facility agreement contains a financial covenant that requires AT&T to maintain a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 3.00 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. At June 30, 2002, we were in compliance with this covenant. If AT&T were to become noncompliant, it could result in the cancellation of the credit facility with any amounts outstanding under the credit facility becoming payable immediately.

            The holders of certain private debt with an outstanding balance of $0.8 billion at June 30, 2002, have an annual right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the elimination of this put right for 2002, AT&T posted a cash-collateralized letter of credit totaling $0.4 billion. The creditor could accelerate repayment of the debt if unfavorable local law changes were to occur in its country of operation.

            AT&T has renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities. Together the programs provide up to $2.0 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitization are recorded as a borrowing and included in short-term debt. At June 30, 2002, approximately $0.2 billion was outstanding. The terms of these facilities have been extended to June (Business) and July (Consumer) of 2003.

            In June 2002, AT&T sold 230 million shares of AT&T common stock receiving net proceeds of $2.5 billion. We anticipate, and under the Comcast merger agreement are limited to, using these funds, which are reflected in the cash balance at June 30, 2002, to satisfy a portion AT&T's obligation to AT&T Canada shareholders. The remaining portion of the obligation will be financed through short-term sources.

            On May 29, 2002, Moody's Investors Service (Moody's) lowered its rating of long-term debt issued or guaranteed by AT&T to Baa2 from A3. Moody's also confirmed AT&T's short-term rating as Prime-2. Moody's ratings outlook for AT&T remains negative but AT&T is not currently on review for any additional downgrade by Moody's. On June 3, 2002, Fitch Ratings also downgraded AT&T's long-term debt rating to BBB+ from A-, with the rating remaining on Rating Watch Negative pending completion of the AT&T Comcast transaction. AT&T's long-term debt ratings remain BBB+ and Credit Watch with negative implications by Standard & Poor's Ratings Group (Standard & Poor's). A recent press release from Standard & Poor's confirmed that following the AT&T Comcast transaction Standard & Poor's expects AT&T to have a stable outlook. Additional debt rating downgrades could require AT&T to pay higher rates on certain existing debt and repay certain operating leases. If our ratings were downgraded below investment grade, there are provisions in our securitization programs which could require the outstanding balances to be paid by the collection of the receivables. In addition, there are provisions in several of our debt instruments that require us to pay the present value of up to $0.7 billion of future interest payments if our credit ratings are downgraded below investment grade. We do not believe downgrades below investment grade are likely to occur.

            On February 27, 2002, AT&T signed an agreement with AT&T Latin America (ALA) that restructured approximately $725 million of ALA's short-term and long-term debt, preferred stock and interest dividends held by AT&T. At June 30, 2002, the $725 million financing remained outstanding. ALA's senior secured vendor financing of $298 million became effective on March 27, 2002. The AT&T-provided debt and preferred facilities are subordinated to the ALA senior secured vendor financing. The agreement between AT&T and ALA, which also took effect on March 27, 2002, extends the maturity and redemption dates of all ALA debt and preferred stock payable to AT&T to October 2008. ALA may be required to make earlier prepayments of debt or redemptions of preferred stock out of the net proceeds of certain future equity and debt offerings. In addition, while the vendor financing is outstanding, the agreement defers interest payments on all AT&T debt and dividend payments on AT&T preferred stock until October 2008.

            If the proposed spin-off of AT&T Broadband occurs as currently structured, the debt of TCI and MediaOne will be included in the net assets spun-off and will be included in AT&T Comcast. The amount of this third-party debt at June 30, 2002, was $15.5 billion. The amount of intercompany debt of AT&T Broadband payable to AT&T that is outstanding at the time of the spin-off will be paid immediately prior to the spin-off. At June 30, 2002 such intercompany debt amounted to approximately $6.5 billion. In addition, AT&T's quarterly convertible income preferred securities, which had a book value of $4.7 billion at June 30, 2002, will be included in the net assets spun-off and will be transferred to AT&T Comcast. These securities will be settled by being converted into shares of AT&T Broadband, which will then be converted into shares of AT&T Comcast. If the transfer to AT&T Comcast does not occur within a specified period as prescribed in the merger agreement, AT&T Broadband will pay AT&T an amount equal to the fair value of the securities, determined pursuant to an appraisal process.

            If AT&T's debt ratings are further downgraded or any of the risks or covenants noted above are triggered, AT&T may not be able to obtain sufficient financing in the timeframe required, and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at June 30, 2002. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunication providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced. This could negatively impact our ability to pursue acquisitions, make capital expenditures to expand our network and cable plant or to pay dividends.

      CONTRACTUAL CASH OBLIGATIONS

            At June 30, 2002, AT&T had a 31% equity ownership in AT&T Canada. Under the terms of the 1999 merger agreement, AT&T has the right to trigger, at any time, the purchase by AT&T or another entity the remaining equity of AT&T Canada for the Back-end Price which is the greater of the floor price and the fair market value. On June 25, 2002, AT&T provided notice triggering the requirement to purchase in cash the outstanding shares of AT&T Canada from the public. AT&T has arranged for Tricap Investments Corporation, a wholly owned subsidiary of Brascan Financial Corporation, to purchase approximately 63% equity interest in AT&T Canada and CIBC Capital Partners to acquire an approximate 6% equity interest in AT&T Canada. The purchase of AT&T Canada shares is expected to occur in the fourth quarter of this year, subject to the terms and conditions of the 1999 merger agreement, including obtaining the required regulatory approval. The liability at June 30, 2002, of $3.7 billion, is included in current liabilities on the balance sheet. The liability reflects foreign currency translation adjustments due to fluctuations in the Canadian dollar of $0.2 billion pretax. AT&T has a hedge related to this obligation and at June 30, 2002, had a realized and unrealized gains of $0.2 billion pretax relating to this hedge. AT&T will fund the purchase price of the AT&T Canada shares partly with the net proceeds of approximately $2.5 billion raised in the sale of 230 million shares of AT&T common stock on June 11, 2002. The remaining portion of the obligation will be financed through short-term sources. Tricap and CIBC Partners will make a nominal payment to AT&T upon completion of the transaction. After the transaction closes, AT&T will continue to hold a 31% ownership interest.

            AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. These contracts are based on volumes and have penalty fees if certain volume levels are not met. We assessed our minimum exposure based on penalties to exit the contracts. At December 31, 2001, penalties to exit these contracts in any given year totaled approximately $1.5 billion. At June 30, 2002, this amount has increased to approximately $1.7 billion, primarily as a result of the company entering into additional contracts.

      FINANCIAL CONDITION

                                                                  JUNE 30,          DECEMBER 31,
                                                                    2002               2001
                                                                    ----               ----
         DOLLARS IN MILLIONS
         Total assets                                            $ 137,895          $ 165,282
         Total liabilities                                          89,018            105,322
         Total shareowners' equity                                  42,755             51,680

            Total assets decreased $27.4 billion, or 16.6%, to $137.9 billion at June 30, 2002 from $165.3 billion at December 31, 2001. This decrease was largely driven by a $13.7 billion decrease in franchise costs and a $4.1 billion decrease in goodwill, primarily reflecting the asset impairment charges recorded related to our AT&T Broadband segment including the impact of adopting SFAS No. 142. Also contributing to the decrease was $5.4 billion of lower investments and related advances resulting from unfavorable mark-to-market adjustments on monetized investments and other than temporary impairments on certain investments, as well as a $5.0 billion reduction in cash, primarily reflecting the net repayment of debt, partially offset by the proceeds of our June 2002 common stock offering.

            Total liabilities decreased $16.3 billion, or 15.5%, to $89.0 billion at June 30, 2002 from $105.3 billion at December 31, 2001. This decrease was primarily a result of $10.3 billion in lower debt, primarily reflecting the pay down of short-term debt, as well as favorable mark-to-market adjustments on certain derivatives embedded in debt that are indexed to various investments, partially offset by unfavorable mark-to-market adjustments on foreign debt resulting from fluctuations in exchange rates. This decrease also includes $4.2 billion of lower deferred income taxes, primarily resulting from the reversal of deferred taxes associated with the impairment of franchise costs and certain investments. Although not impacting total liabilities, our obligation related to AT&T Canada was reclassified from other long-term liabilities and deferred credits to a short-term liability "AT&T Canada obligation" in the Consolidated Balance Sheet at June 30, 2002 due to the announcement of our intention to satisfy the obligation relating to the outstanding common shares of AT&T Canada in the fourth quarter of 2002.

            Minority interest decreased $2.2 billion, or 60.8%, to $1.4 billion at June 30, 2002, from $3.6 billion at December 31, 2001. This decrease was primarily due to the exchange and redemption of all TCI Pacific preferred shares for AT&T common shares.

            Total shareowners' equity decreased $8.9 billion, or 17.3%, to $42.8 billion at June 30, 2002 from $51.7 billion at December 31, 2001. This decrease was primarily due to an increase in the accumulated deficit resulting from net losses of $13.8 billion, offset by an increase in additional paid-in capital and AT&T common stock resulting from our June 2002 $2.5 billion common stock offering and $2.1 billion resulting from the exchange and redemption of all TCI Pacific preferred shares for AT&T common shares.

            In March and June 2002, when AT&T declared its quarterly dividends to the AT&T Common Stock Group shareowners, the company was in an accumulated deficit position. As a result, the company reduced additional paid-in capital by $0.3 billion, the entire amount of the dividends declared.

            The ratio of total debt to total capital for AT&T (total debt divided by total debt and equity) was 47.6% at June 30, 2002, compared with 47.7% at December 31, 2001. For purposes of this calculation, equity includes the convertible trust preferred securities and subsidiary redeemable preferred stock. In addition, included in total debt was approximately $6.1 billion and $8.6 billion of notes at June 30, 2002 and December 31, 2001, respectively, which are exchangeable into or collateralized by securities we own. Excluding this debt, the debt ratio at June 30, 2002, was 43.8%, compared with 43.4% at December 31, 2001.

      RISK MANAGEMENT

            We are exposed to market risk from changes in interest and foreign exchange rates. In addition, we are exposed to market risk from fluctuations in the prices of securities, some of which are monetized through the issuance of debt. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, options, forwards, equity hedges and other derivative contracts to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

            We have entered into combined interest rate forward contracts to hedge foreign-currency-denominated debt. Assuming a 10% downward shift in interest rates, the fair value of the contracts and the underlying hedged debt at June 30, 2002, would have changed by $2 million.

            We have certain notes which are indexed to the market price of equity securities we own. Certain of these notes contain embedded derivatives, while other debt was issued in conjunction with net purchased options. Changes in the market prices of these securities result in changes in the fair value of the derivatives. Assuming a downward 10% change in the market price of these securities, the fair value of the combined collars and underlying debt would decrease by $394 million at June 30, 2002. The change in fair value referenced above does not represent the actual change in fair value we would incur under normal market conditions because all variables other than the equity prices were held constant in the calculations.

      RECENT ACCOUNTING PRONOUNCEMENTS

            In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143,"Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T does not expect that the adoption of this statement will have a material impact on AT&T's results of operations, financial position or cash flows.

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

            On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred .

      SUBSEQUENT EVENTS

            On July 1, 2002, AT&T completed the sale of its headquarters facility and corporate conference center in Basking Ridge, New Jersey, to Pharmacia for $0.2 million. The transaction resulted in a pretax gain of approximately $40 million.

            AT&T owns a 49% economic interest in Alestra S. de R.L. de C.V., a telecommunications company in Mexico. Alestra has announced that it may not be able to make a $35 million bond payment due in November 2002 and that it is working with Morgan Stanley in analyzing available options to address the company's financial condition, including its liquidity position. Standard and Poor's has downgraded Alestra's corporate credit rating and said it would likely default on its debt obligations during financial year 2002, probably by way of a bond restructuring. Moody's also downgraded all ratings of Alestra stating that "based upon current long distance network asset valuations, Moody's considers that unsecured debt holders face poor recovery prospects in a distress scenario." AT&T cannot predict what the impact of these developments will be.

            On August 11, 2002, US Airways Group Inc. filed for Chapter 11 bankruptcy protection. AT&T leases airplanes under leveraged leases to US Airways. Under a leveraged lease, the assets are secured with debt, which is non-recourse to AT&T. In connection with the bankruptcy filing, US Airways can reject or reaffirm its leases. AT&T does not know if US Airways will reject or affirm its leases. If it does reject the leases and the non-recourse debtholder forecloses on the assets, AT&T could incur an after-tax loss of approximately $70 to $80 million (based on June 30, 2002 balances).

            On August 12, 2002, in connection with the proposed merger between AT&T Broadband and Comcast, AT&T filed a preliminary prospectus contemplating a potential offer to exchange an aggregate of $11.8 billion of AT&T's existing debt securities. The exchange offer involves two types of transactions. The first, which is expected to be subject to proration, involves an exchange of certain series of AT&T notes for new notes that would ultimately become obligations of AT&T Broadband Corp., a newly formed company to which AT&T will spin-off its AT&T Broadband unit prior to completing the merger. AT&T Comcast and certain of its subsidiaries would guarantee these obligations upon completion of the merger. The second, which is not expected to be subject to proration, involves an exchange of other series of AT&T notes for new notes that would remain obligations of AT&T.

            Neither AT&T, AT&T Broadband, nor any other entity would receive any proceeds from the issuance of the new notes in the exchange offer. The new notes would represent a new offering with respect to those notes that ultimately become obligations of AT&T Broadband and would reduce the amount that AT&T Broadband would otherwise be required to pay to AT&T upon completion of the merger with Comcast. The new notes would represent a refinancing with respect to those notes that remain obligations of AT&T after the merger.

            The exchange offer would be subject to various conditions as described in the prospectus. A decision to proceed with the exchange offer will be based on market and business conditions over the next several months, finalization of the exchange offer on terms that are mutually acceptable to AT&T and Comcast, and other factors. Terms of the exchange offer have not yet been determined and will be announced upon launch.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit
Number

10          Form of Employment Agreement Addendum between AT&T Corp. and Charles
            H. Noski

12          Computation of Ratio of Earnings to Fixed Charges

      (b)   Reports on Forms 8-K

      Form 8-K dated April 13, 2002 was filed pursuant to Item 5 and Item 7 on April 16, 2002. Form 8-K dated April 24, 2002 was filed pursuant to Item 5 and Item 7 on April 25, 2002. Form 8-K dated May 9, 2002 was filed pursuant to Item 5 and Item 7 on May 13, 2002. Form 8-K dated May 28, 2002 was filed pursuant to Item 5 and Item 7 on May 29, 2002. Form 8-K dated June 5, 2002 was filed pursuant to Item 5 on June 5, 2002. Form 8-K dated June 5, 2002 was filed pursuant to Item 5 and Item 7 on June 11, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AT&T Corp.


                                    /s/ N.S. Cyprus
                                    ----------------------------------------
                                    By:     N.S. Cyprus
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date:    August 13, 2002

Exhibit Index

Exhibit
Number

12          Computation of Ratio of Earnings to Fixed Charges

10          Form of Employment Agreement Addendum between AT&T Corp. and Charles
            H. Noski