Form 10-Q
period 2002-09-30
AT&T CORP
filed 2002-11-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



          ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

              900 Route 202/206 North, Bedminster, New Jersey 07921

                       Telephone - Area Code 800-257-7865

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X No ...


At October 31, 2002, the following shares of stock were outstanding:

AT&T common stock - 3,851,927,498 shares

                                                    PART I - FINANCIAL INFORMATION
                                                     AT&T CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in Millions Except Per Share Amounts)
                                                             (Unaudited)

                                                                             For the Three Months          For the Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                              2002          2001           2002          2001
   Revenue                                                                $ 11,956      $ 13,035       $ 36,044      $ 39,773

   Operating Expenses
   Costs of services and products (excluding depreciation
     of $1,368, $1,165, $4,142 and $3,533 included below)                    3,333         3,476          9,962        10,458
   Access and other connection                                               2,696         3,033          8,267         9,289
   Selling, general and administrative                                       2,712         2,488          7,902         7,953
   Depreciation and amortization                                             1,981         2,274          5,835         7,036
   Net restructuring and other charges                                         (26)          399             30         1,494
   Goodwill and franchise impairment charges                                     -             -         16,479             -

   Total operating expenses                                                 10,696        11,670         48,475        36,230

   Operating income (loss)                                                   1,260         1,365        (12,431)        3,543

   Other income (expense), net                                                  56           320           (935)         (771)
   Interest (expense)                                                         (748)         (786)        (2,231)       (2,426)
   Income (loss) from continuing operations before income
     taxes, minority interest and dividends on subsidiary
     preferred stock, and net (losses) related to equity
     investments                                                               568           899        (15,597)          346
   (Provision) benefit for income taxes                                       (312)           70          4,053           288
   Minority interest and dividends on subsidiary preferred
     stock                                                                     (38)          177           (126)        1,015
   Net (losses) related to other equity investments                            (11)       (3,352)        (1,032)       (4,389)
   Equity earnings (losses) from Liberty Media Group                             -           111              -        (2,711)
   Income (loss) from continuing operations                                    207        (2,095)       (12,702)       (5,451)
   (Loss) income from discontinued operations (net of income taxes of
       $44 and $(158))                                                           -             -            (88)          150
   Gain on disposition of discontinued operations                                -        13,503              -             -
   Income (loss) before extraordinary gain and cumulative
      effect of accounting changes                                             207        11,408        (12,790)        8,202
   Extraordinary gain (net of income taxes of $(30))                             -             -             48             -
   Cumulative effect of accounting changes (net of income
     taxes of $530 and $(578))                                                   -             -           (856)          904
   Net income (loss)                                                           207        11,408        (13,598)        9,106
   Dividend requirements of preferred stock, net                                 -          (235)             -          (652)
   Premium on exchange of AT&T Wireless tracking stock                           -             -              -           (80)
   Income (loss) attributable to common shareowners                       $    207      $ 11,173       $(13,598)     $  8,374


   AT&T Common Stock Group - per basic and diluted share:
   Earnings (loss) from continuing operations                             $   0.05      $  (0.69)      $  (3.45)     $  (0.94)
   (Loss) earnings from discontinued operations                                  -             -          (0.02)         0.03
   Gain on disposition of discontinued operations                                -          3.82              -          3.67
   Extraordinary gain                                                            -             -           0.01             -
   Cumulative effect of accounting changes                                       -             -          (0.23)         0.10
   Earnings (loss)                                                        $   0.05      $   3.13       $  (3.69)     $   2.86

   Dividends declared                                                     $ 0.0375      $ 0.0375       $ 0.1125      $ 0.1125

   AT&T Wireless Group - per basic and diluted share:
   Earnings from discontinued operations                                  $      -      $      -       $      -      $   0.08

   Liberty Media Group - per basic and diluted share:
   Earnings (loss) before cumulative effect of accounting change          $      -      $   0.04       $      -      $  (1.05)
   Cumulative effect of accounting change                                        -             -              -          0.21
   Earnings (loss)                                                        $      -      $   0.04       $      -      $  (0.84)

The notes are an integral part of the consolidated financial statements.

                                              AT&T CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in Millions)
                                                      (Unaudited)

                                                                                           At              At
                                                                                      September 30,    December 31,
                                                                                          2002             2001
ASSETS
Cash and cash equivalents                                                           $  6,926           $ 10,592
Accounts receivable, less allowances of $800 and $827                                  6,882              7,736
Other receivables                                                                        402              1,645
Investments                                                                              459                668
Deferred income taxes                                                                  2,048              1,230
Other current assets                                                                     995                657
TOTAL CURRENT ASSETS                                                                  17,712             22,528

Property, plant and equipment, net of accumulated depreciation of
  $35,678 and $32,046                                                                 41,364             41,322
Goodwill, net of accumulated amortization of $1,307 in 2001                           20,517             24,675
Franchise costs, net of accumulated amortization of $2,501 in 2001                    29,084             42,819
Other purchased intangible assets, net of accumulated amortization
  of $846 and $647                                                                     2,003              2,222
Investments and related advances                                                      17,920             23,818
Prepaid pension costs                                                                  3,522              3,337
Other assets                                                                           5,916              4,561
TOTAL ASSETS                                                                        $138,038           $165,282

LIABILITIES
Accounts payable                                                                     $  4,342          $  4,744
Payroll and benefit-related liabilities                                                 1,599             2,084
Debt maturing within one year                                                           6,560            12,958
AT&T Canada obligation                                                                  3,525                 -
Other current liabilities                                                               4,652             5,641
TOTAL CURRENT LIABILITIES                                                              20,678            25,427

Long-term debt                                                                         36,371            40,527
Long-term benefit-related liabilities                                                   3,707             3,594
Deferred income taxes                                                                  24,452            28,160
Other long-term liabilities and deferred credits                                        3,868             7,614
TOTAL LIABILITIES                                                                      89,076           105,322

Minority Interest                                                                       1,371             3,560

Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated Debt
  Securities of AT&T                                                                    4,728             4,720

SHAREOWNERS' EQUITY
Common Stock:
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares;
  issued and outstanding 3,851,084,978 shares (net of 858,888,662 treasury shares) at September 30, 2002, and 3,542,405,744 shares
  (net of 851,746,431 treasury shares) at December 31, 2001                             3,851             3,542
Additional paid-in capital                                                             56,229            51,964
Accumulated (deficit)                                                                 (17,082)           (3,484)
Accumulated other comprehensive (loss)                                                   (135)             (342)
TOTAL SHAREOWNERS' EQUITY                                                              42,863            51,680
TOTAL LIABILTIES AND SHAREOWNERS' EQUITY                                             $138,038          $165,282

The notes are an integral part of the consolidated financial statements.

                                               AT&T CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                                  (Dollars in Millions)
                                                       (Unaudited)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   2002                     2001
AT&T Common Shares
  Balance at beginning of year                                                $  3,542               $   3,760
  Shares issued, net:
    Under employee plans                                                            24                      10
    For acquisitions                                                                 -                      44
    Settlement of put option                                                         -                     155
    Exchange of AT&T Wireless tracking stock                                         -                    (372)
    For funding AT&T Canada obligation                                             230                       -
    Redemption of TCI Pacific preferred stock                                       52                       -
    Other(1)                                                                         3                     (61)
Balance at end of period                                                         3,851                   3,536

AT&T Wireless Group Common Stock
  Balance at beginning of year                                                       -                     362
  Shares issued:
    Under employee plans                                                             -                       2
    Exchange of AT&T Wireless tracking stock                                         -                     438
    Conversion of preferred stock                                                    -                     406
    AT&T Wireless Group split-off                                                    -                  (1,208)
Balance at end of period                                                             -                       -

Liberty Media Group Class A Common Stock
  Balance at beginning of year                                                       -                   2,364
  Shares issued, net                                                                 -                      14
  Liberty Media Group split-off                                                      -                  (2,378)
Balance at end of period                                                             -                       -

Liberty Media Group Class B Common Stock
  Balance at beginning of year                                                       -                     206
  Shares issued, net                                                                 -                       6
  Liberty Media Group split-off                                                      -                    (212)
Balance at end of period                                                             -                       -

Additional Paid-In Capital
  Balance at beginning of year                                                  51,964                  90,496
  Shares issued, net:
    Under employee plans                                                           276                     208
    For acquisitions                                                                 -                     827
    For funding AT&T Canada obligation                                           2,301                       -
    Redemption of TCI Pacific preferred stock                                    2,045                       -
    Other(1)                                                                        31                  (1,035)
  Gain on issuance of common stock by affiliates                                     -                      20
  Exchange of AT&T Wireless tracking stock                                           -                      14
  Settlement of put option                                                           -                   3,237
  Conversion of preferred stock                                                      -                   9,631
  AT&T Wireless Group split-off                                                      -                 (20,955)
  Liberty Media Group split-off                                                      -                 (30,738)
  Beneficial conversion value of preferred stock                                     -                     295
  Dividends declared - AT&T Common Stock Group                                    (422)                   (133)
  Other                                                                             34                     (16)
Balance at end of period                                                        56,229                  51,851

(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year                                                 (3,484)                   7,408
  Net (loss) income                                                           (13,598)                   9,106
  Dividends declared - AT&T Common Stock Group                                      -                     (275)
  Dividends accrued - preferred stock                                               -                     (652)
  Premium on exchange of AT&T Wireless tracking stock                               -                      (80)
  Treasury shares issued at less than cost                                          -                       (7)
  AT&T Wireless Group split-off                                                     -                  (17,593)
Balance at end of period                                                      (17,082)                  (2,093)

                                                       (CONTINUED)


                                               AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (CONT'D)
                                                  (Dollars in Millions)
                                                       (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                    2002                    2001
Accumulated Comprehensive (Loss)
  Balance at beginning of year                                                   (342)                  (1,398)
  Other comprehensive income                                                      207                      988
  AT&T Wireless Group split-off                                                     -                       72
  Liberty Media Group split-off                                                     -                     (758)
Balance at end of period                                                         (135)                  (1,096)
Total Shareowners' Equity                                                    $ 42,863                 $ 52,198

Summary of Total Comprehensive (Loss) Income:
Net (loss) income                                                            $(13,598)                   9,106
Net foreign currency translation adjustment (net of income taxes of
         $(38) and $135)(2)                                                        61                     (204)
Net revaluation of securities and derivative instruments:
Unrealized gains (losses) (net of income taxes of $443 and $(274))(2)            (717)                     363
Recognition of previously unrealized losses (gains) (net of income taxes
         of $(535) and $(513))(3)                                                 863                      829
Comprehensive (Loss) Income                                                  $(13,391)                $ 10,094

AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

(1)  Other activity in 2001 represents AT&T stock received in exchange for entities owning certain cable systems.

(2) In the first nine months of 2001, total comprehensive (loss) income included LMG's foreign currency translation adjustments totaling $(149), net of applicable income taxes and unrealized gains (losses) on available-for-sale securities totaling
         $1,286, net of applicable income taxes.

(3) See note (4) for a summary of the "Recognition of previously unrealized losses (gains)."

                     The notes are an integral part of the consolidated financial statements.

                                                       AT&T CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Dollars in Millions)
                                                               (Unaudited)
                                                                                                     For the Nine Months Ended
                                                                                                              September 30,
                                                                                                           2002            2001
     OPERATING ACTIVITIES
     Net (loss) income                                                                               $(13,598)         $ 9,106
     Deduct: (Loss) income from discontinued operations                                                   (88)             150
     Gain on disposition of discontinued operations                                                         -           13,503
     (Loss) from continuing operations                                                                (13,510)          (4,547)

     Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities of continuing operations:
         Cumulative effect of accounting changes - net of income taxes                                    856             (904)
         Goodwill and franchise impairment charges                                                     16,479                -
         Depreciation and amortization                                                                  5,835            7,036
         Net equity losses from Liberty Media Group                                                         -            2,711
         Net losses related to other equity investments                                                 1,671            7,149
         Cost method investment impairment charges                                                      1,411              203
         Provision for uncollectible receivables                                                          890              850
         Net restructuring and other charges                                                              (18)           1,386
         Deferred income taxes                                                                         (4,159)          (4,865)
         Net revaluation of certain financial instruments                                                (426)             779
         Net gains on sales of businesses and investments                                                 (12)            (689)
         Minority interest                                                                                (76)          (1,222)
         Extraordinary gain - net of income taxes                                                         (48)               -
         Put option mark-to-market charge                                                                   -              838
         Decrease (increase) in receivables                                                               123              (49)
         Decrease in accounts payable                                                                    (307)            (530)
         Net change in other operating assets and liabilities                                          (1,359)            (873)
         Other adjustments, net                                                                           338              (52)
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                                 7,688            7,221

     INVESTING ACTIVITIES
     Capital expenditures and other additions                                                          (5,295)          (6,736)
     Investment contributions and purchases                                                               (23)            (371)
     Investment distributions and sales                                                                    26            1,845
     Proceeds from sale or disposal of property, plant and equipment                                      469               62
     Net dispositions of businesses, net of cash disposed                                                  17            4,827
     Increase in restricted cash                                                                         (418)               -
     Other investing activities, net                                                                      (27)            (142)
     NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                  (5,251)            (515)

     FINANCING ACTIVITIES
     Decrease in short-term borrowings, net                                                            (5,196)          (9,580)
     Repayment of borrowings from AT&T Wireless                                                             -           (5,803)
     Retirement of long-term debt                                                                      (3,008)          (1,618)
     Dividends paid on common stock                                                                      (411)            (416)
     Dividends paid on preferred securities                                                              (256)            (190)
     Proceeds from long-term debt issuances                                                               129              195
     Issuance of AT&T common shares                                                                     2,640              133
     Net issuance of treasury shares                                                                        -               23
     Issuance of convertible preferred securities and warrants                                              -            9,811
     Issuance of AT&T Wireless Group common shares                                                          -               54
     Other financing activities, net                                                                       (1)             (41)
     NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                                  (6,103)          (7,432)

     Net cash provided by discontinued operations                                                           -            4,860
     Net (decrease) increase in cash and cash equivalents                                              (3,666)           4,134
     Cash and cash equivalents at beginning of year                                                    10,592               64
     Cash and cash equivalents at end of period                                                      $  6,926          $ 4,198

The notes are an integral part of the consolidated financial statements.



                           AT&T CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


1)       BASIS OF PRESENTATION

              The consolidated financial statements have been prepared by AT&T Corp.(AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K/A for the year ended December 31, 2001, and AT&T's Form 10-Q for the quarters ended March 31, 2002, and June 30, 2002. We have reclassified certain prior period amounts to conform to our current presentation.


2)       RESTRUCTURING OF AT&T

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

              On July 10, 2002, AT&T and Comcast Corporation (Comcast) shareowners approved the proposed merger between AT&T Broadband and Comcast. The merger still remains subject to certain regulatory reviews and approvals and certain other conditions and is expected to close by the end of 2002. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously AT&T Broadband and Comcast will merge into subsidiaries of a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive approximately
         0.32 of a share of AT&T Comcast for each share of AT&T they own, based on calculations using September 30, 2002 share prices. AT&T shareowners will own an approximate 55% economic stake and have an approximate 61% voting interest in the new company. The spin-off of AT&T Broadband could result in the recognition of a gain or loss for the difference between the fair value of the Comcast shares to be received by AT&T shareholders in the merger and the net book value of AT&T Broadband.

              On July 10, 2002, AT&T shareholders also approved a one-for-five reverse stock split. The purpose of the reverse stock split is to seek to adjust the trading price of AT&T common stock upward following completion of the various transactions to effect AT&T's restructuring plan. AT&T anticipates that the reverse stock split will be affected immediately after the consummation of the AT&T Comcast transaction described above.


3)       SIGNIFICANT ACCOUNTING POLICIES

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

              Effective January 1, 2002, AT&T adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the amortization period for intangible assets with finite lives will no longer be limited to 40 years. We have determined that our franchise costs are indefinite-lived assets, as defined in SFAS No. 142, and therefore are not subject to amortization beginning in 2002. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore no impairment loss was recognized upon adoption. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $0.9 billion, net of taxes of $0.5 billion, or $0.23 per basic and diluted share, was recorded relating to our AT&T Broadband segment in the first quarter of 2002 and is included in "Cumulative effect of accounting changes" in the Consolidated Statement of Operations. (See note (7) for discussion of interim testing of goodwill and franchise costs.)

              The following tables present the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had the standard been in effect on January 1, 2001.

                                                      AT&T Common Stock     AT&T Wireless     Liberty Media
                                                             Group               Group             Group

                                                     ----------- ---------- -------- ------- -------- ---------


         For the Three Months Ended September 30,       2002        2001      2002    2001     2002     2001
         Net income (loss):
         Reported income (loss) from continuing
           operations before extraordinary gain      $    207    $(2,206)   $    -   $    -  $   -    $   111
         Dividend requirements of preferred stock           -       (235)        -        -      -          -
         Reported income (loss) from continuing
             operations available to common
             shareowners                                  207     (2,441)        -        -      -        111
         Add back amortization, net of tax:
           Goodwill *                                       -        191         -        -      -         50
           Equity method excess basis                       -         14         -        -      -         24
           Franchise costs                                  -        181         -        -      -          1
         Adjusted income (loss) from continuing
             operations before extraordinary gain
             available to common shareowners         $    207    $(2,055)   $    -   $    -   $  -    $   186
         Gain on disposition of discontinued
           operations                                       -     13,503         -        -      -          -
         Adjusted net income available to common
           shareowners                               $    207    $11,448    $    -   $    -   $  -    $   186

         Basic and diluted earnings (loss) per
           share:
         Reported basic and diluted earnings
           (loss) per share from continuing
           operations before extraordinary gain      $   0.05    $(0.69)    $    -   $    -  $        $  0.04

         Add back amortization, net of tax:
           Goodwill *                                       -      0.06          -        -      -       0.02
           Equity method excess basis                       -         -          -        -      -       0.01
           Franchise costs                                  -      0.05          -        -      -          -
         Adjusted basic and diluted earnings
           (loss) per share from continuing
           operations before extraordinary gain      $   0.05    $(0.58)    $    -   $    -  $   -    $  0.07
         Gain on disposition                                -      3.82          -        -      -          -
         Adjusted basic and diluted earnings
           per share                                 $   0.05    $ 3.24     $    -   $    -  $   -    $  0.07

         * Goodwill amortization is net of the At Home Corp. (Excite@Home) minority interest impact on goodwill.


                                                        AT&T Common Stock      AT&T Wireless    Liberty Media
                                                              Group                Group            Group

                                                     ------------ ----------- -------- ------- ------ ---------

         For the Nine Months Ended September 30,         2002        2001       2002    2001    2002    2001
         Net (loss) income:                          ------------ ----------- -------- ------- ------ ---------


         Reported (loss) from continuing
           operations before extraordinary gain
           and cumulative effect of accounting
           changes                                   $  (12,702)  $ (2,740)   $    -   $   -   $  -   $(2,711)
         Dividend requirements of preferred stock             -       (652)        -       -                -
         Premium on exchange of AT&T Wireless
           tracking stock                                     -        (80)        -       -      -         -
         Reported (loss) from continuing operations
           available to common shareowners              (12,702)    (3,472)        -       -      -    (2,711)
         Add back amortization, net of tax:
           Goodwill *                                         -        596         -       -      -       350
           Equity method excess basis                         -        111         -       -      -       346
           Franchise costs                                    -        572         -       -      -         4
         Adjusted (loss) from continuing
           operations before extraordinary gain
           and cumulative effect of accounting
           changes                                   $  (12,702)  $ (2,193)   $    -   $   -   $  -   $(2,011)
         Reported (loss) income from discontinued
           operations                                       (88)       115         -      35      -         -
         Add back discontinued operations
           amortization, net of tax                           -        152         -      36      -         -
         Extraordinary gain                                  48          -         -       -      -         -
         Gain on disposition of discontinued
           operations                                         -     13,503         -       -      -         -
         Cumulative effect of accounting changes           (856)       359         -       -      -       545

         Adjusted net (loss) income available to
           common shareowners                        $  (13,598)  $ 11,936    $    -   $  71   $  -   $(1,466)

         Basic and diluted (loss) earnings per
           share:
         Reported basic and diluted (loss) per
           share from continuing operations
           before extraordinary gain and
           cumulative effect of accounting
           changes                                   $    (3.45)  $  (0.94)   $    -   $   -   $      $ (1.05)
         Add back amortization, net of tax:
           Goodwill *                                         -       0.16         -       -      -      0.14
           Equity method excess basis                         -       0.03         -       -      -      0.13
           Franchise costs                                    -       0.16         -       -      -         -
         Adjusted basic and diluted (loss) per
            share from continuing operations
            before extraordinary gain and
            cumulative effect of accounting
            changes                                  $    (3.45)  $  (0.59)   $    -   $   -   $  -   $ (0.78)
         Reported (loss) earnings from
           discontinued operations                        (0.02)      0.03         -    0.08      -         -
         Add back discontinued operations
           amortization, net of tax                           -       0.04         -    0.08      -         -
         Extraordinary gain                                0.01          -         -       -      -         -
         Gain on disposition of discontinued
           operations                                         -       3.67         -       -      -         -
         Cumulative effect of accounting changes          (0.23)      0.10         -       -      -      0.21

         Adjusted basic and diluted (loss)
           earnings per share                        $    (3.69)  $   3.25    $    -   $0.16   $  -   $ (0.57)

         * Goodwill amortization is net of the Excite@Home minority interest impact on goodwill.



              At September 30, 2002, goodwill declined $4.2 billion from December 31, 2001, primarily as a result of impairment charges recorded related to AT&T Broadband in the second quarter of 2002 (see note 7). Goodwill at September 30, 2002, by reportable segment is as follows:

                                     Carrying Amount
         AT&T Broadband                $  15,208
         AT&T Business Services            5,239
         AT&T Consumer Services               70
         Total Goodwill                $  20,517


         Identifiable intangible assets at September 30, 2002, are comprised of:

                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization
         Non-amortizable intangible assets:
           Franchise costs                         $   29,084       $     -
         Amortizable other purchased intangible
         assets:
           Customer lists and relationships             2,743           787
           Other                                          106            59
         Total identifiable intangible assets      $   31,933       $   846

              The amortization expense associated with other purchased intangible assets for the three and nine months ended September 30, 2002, was $74 and $210, respectively. Amortization expense for other purchased intangible assets is estimated to be approximately $280 for the year ended December 31, 2002, $270 for the year ended December 31, 2003, $250 for the year ended December 31, 2004, and $240 for each of the years ended December 31, 2005 and 2006.

         EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer"

              The Emerging Issues Task Force (EITF) reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," that cash incentives given to customers should be characterized as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. Prior to this consensus, cash incentives to acquire customers were recorded as advertising and promotion expense within selling, general and administrative expenses. These cash incentives are now recorded as a reduction of revenue and prior periods have been reclassified to conform with this presentation. Total AT&T revenue and AT&T Consumer Services revenue for the quarters ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001, and March 31, 2001, was reduced by $39, $45, $52, $61, and $78, respectively. Net income was not affected by this reclassification.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

              On January 1, 2002, AT&T adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption had no impact on AT&T's results of operations, financial position or cash flows.

              For a detailed discussion of significant accounting polices, refer to AT&T's Form 10-K/A for the year ended December 31, 2001.


4) SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) IN OTHER COMPREHENSIVE INCOME

              AT&T has investment holdings classified as "available-for-sale" under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with any unrealized gains or losses, net of income taxes, included within "Accumulated other comprehensive (loss)" as a component of shareowners' equity. Under SFAS No. 115, when the "available-for-sale" securities are sold or when we believe a decline in the investment value is other than temporary, the previously unrealized gains or losses are recognized in earnings in "Other income (expense), net" in the Consolidated Statement of Operations. If these securities are part of a hedging relationship in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to the extent that there are offsetting amounts generated by the related derivatives, these amounts are also recognized in earnings in "Other income
         (expense), net." In addition, upon the adoption of SFAS No. 133 in January 2001, we reclassified certain securities to "trading," resulting in the recognition in earnings of previously unrealized losses. Following is a summary of the previously unrealized losses (gains) that were recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001.

                                        Recognition of Previously Unrealized Losses (Gains)

         For the Nine Months Ended September 30,                                        2002                   2001
                                                                               ---------------------- ----------------------
                                                                                Pretax    After-tax    Pretax    After-tax
         AT&T Group:
          Included in other income (expense), net:
            Other-than-temporary investment impairments                         $ 1,398   $  863       $     -   $    -
            Reclassification of securities to "trading"
              in conjunction with the adoption of SFAS No. 133                        -        -         1,154      713
            Sales of various securities                                               -        -           159       98

         Liberty Media Group:
          Included in equity earnings (losses) from Liberty Media Group:
            Sales of various securities                                               -        -           173      105
          Included in cumulative effect of accounting change                          -        -          (144)     (87)

         Total recognition of previously unrealized losses                      $ 1,398   $  863       $ 1,342   $  829


5)       DISCONTINUED OPERATIONS

              Discontinued operations for the nine months ended September 30, 2002, reflects an estimated loss on the litigation settlement associated with the business of Lucent Technologies Inc., which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T recorded its proportionate share of the settlement and estimated legal costs in the second quarter of 2002, which totaled $132 pretax ($88 after-tax, or $0.02 per share). (See note 13 for a complete discussion of this matter.)

              Pursuant  to   APB  Opinion  No. 30,  the  consolidated  financial
         statements of AT&T reflect the disposition of AT&T Wireless, which was split-off from AT&T on July 9, 2001, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of AT&T Wireless through June 30, 2001, the effective split-off date for accounting purposes, have been excluded from the respective captions in the 2001 Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "(Loss) income from discontinued operations," net of applicable income taxes; and as "Net cash provided by discontinued operations." Revenue from discontinued operations was $6.6 billion for the nine months ended September 30, 2001. Interest expense of $0.2 billion for the nine months ended September 30, 2001, was allocated to discontinued operations based on the debt of AT&T that was attributable to AT&T Wireless.

              In connection with the split-off of AT&T Wireless, AT&T wrote-up the net assets of AT&T Wireless to fair value. This resulted in a tax-free gain of $13.5 billion, which represents the difference between the fair value of the Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless Services. This gain was recorded in the third quarter of 2001 as "Gain on disposition of discontinued operations."


6)       CONCERT AND AT&T CANADA

              On April 1, 2002, Concert, our joint venture with British Telecommunications plc (BT), was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture.

              At September 30, 2002, AT&T had an approximate 31% equity ownership in AT&T Canada. On June 25, 2002, under the terms of the 1999 merger agreement, AT&T triggered the purchase of the remaining equity of AT&T Canada for the Back-end Price, which is the greater of the floor price and the fair market value. The floor price accreted at 4% each quarter, commencing on June 30, 2000. In the first and second quarters of 2002, and the third and fourth quarters of 2001, AT&T recorded charges reflecting the difference between the underlying value of the AT&T Canada shares and the price AT&T has committed to pay for them, including the 4% accretion of the floor price. In the nine months ended September 30, 2002, and September 30, 2001, AT&T recorded after-tax charges of $0.3 billion ($0.5 billion pretax) and $1.5 billion ($2.4 billion pretax), respectively, within "Net (losses) related to other equity investments" in the Consolidated Statement of Operations. At December 31, 2001, the liability of $3.0 billion was included in "Other long-term liabilities and deferred credits" in the Consolidated Balance Sheet. At September 30, 2002, the liability of $3.5 billion was reflected as "AT&T Canada obligation."

              On October 8, 2002, Tricap Investments Corporation, a wholly owned subsidiary of Brascan Financial Corporation, purchased an approximate 63% equity interest in AT&T Canada and CIBC Capital Partners acquired an approximate 6% equity interest in AT&T Canada. AT&T paid the purchase price for the AT&T Canada shares on behalf of Tricap and CIBC Capital Partners. AT&T funded the purchase price of the AT&T Canada shares partly with the net proceeds of approximately $2.5 billion received from the sale of 230 million shares of AT&T common stock on June 11, 2002. The remaining portion of the obligation was financed through short-term sources. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the transaction. AT&T continues to hold a 31% ownership interest in AT&T Canada.


7)       IMPAIRMENT CHARGES

         Goodwill and Franchise Impairment Charges

              SFAS No. 142 requires that goodwill and intangible assets not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the intangible asset/goodwill with its carrying amount. AT&T has determined that its annual testing date for these assets will be in the fourth quarter of each year.

              In the second quarter of 2002, we noted significant changes in the general business climate as evidenced by the severe downward movement in the U.S. stock market (including the decline in values of publicly traded cable industry stocks). At June 30, 2002, five of our cable competitors as a group experienced an average decline in total market capitalization of over 20% since January 1, 2002. We have also witnessed corporate bankruptcies. We believe these factors coupled with the pending merger of AT&T Broadband and Comcast (which was approved by both companies' shareholders on July 10, 2002) created a "trigger event" for our AT&T Broadband segment, which necessitated the testing of goodwill and franchise costs for impairment as of the end of the second quarter.

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


         Investment Impairment Charges

              In accordance with SFAS No. 115 and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock," we evaluated our portfolio of investments for potential impairments. SFAS No. 115 and APB Opinion No. 18 both require the recognition in earnings of declines in value of cost and equity method securities which are "other than temporary."

              Given the significant decline in stock prices, the length of time these investments had been below market and industry specific issues, we believed that certain investments would not recover our cost basis in the foreseeable future. Accordingly, we believed the declines in value were "other than temporary" and, as a result, AT&T recorded total investment impairment charges of $2.4 billion pretax ($1.5 billion after-tax) in the first nine months of 2002. The following is a breakout of the investment impairment charges recorded by type of investment.


         Cost Method Investments

              In the first nine months of 2002, we recorded investment impairment charges on cost method investments of $1.4 billion pretax ($0.9 billion after-tax), within "Other income (expense), net" in the Consolidated Statement of Operations. These charges related to securities that were classified as "available-for-sale" and were marked-to-market through "Other comprehensive income" as a component of shareowners' equity. The majority of these charges were recorded in the second quarter and primarily consisted of impairments on our investments in Cablevision Systems Corporation ($0.6 billion pretax, $0.4 billion after-tax), Comcast ($0.3 billion pretax, $0.2 billion after-tax) and Microsoft Corporation ($0.2 billion pretax, $0.1 billion after-tax).

              Our investment in Cablevision stock is monetized by debt which is indexed to the value of Cablevision shares. The debt contains an embedded derivative which is designated as a cash-flow hedge under the provisions of SFAS No. 133 and is marked-to-market through "Other comprehensive income." At the time we recognized the other-than-temporary decline in the value of the Cablevision stock as an expense, as permitted by SFAS No. 133, we also recognized, in earnings, the unrealized gain on the embedded derivative that was previously recorded in "Other comprehensive income," resulting in the $0.6 billion pretax impairment discussed above.

         Equity Method Investments

              In the nine months ended September 30, 2002, we recorded investment impairment charges on equity method investments of $1.0 billion pretax ($0.6 billion after-tax) within "Net (losses) related to other equity investments" in the Consolidated Statement of Operations. These charges consisted of impairments of our cable partnerships, primarily Texas Cable Partners, LP ($0.4 billion pretax, $0.2 billion after-tax), Insight Midwest LP ($0.2 billion pretax, $0.1 billion after-tax), Kansas City Cable Partners ($0.2 billion pretax, $0.1 billion after-tax), Parnassos Communications, LP ($0.1 billion pretax and after-tax) and Century-TCI California Communications, LP ($0.1 billion pretax and after-tax). Parnassos Communications, LP and Century-TCI California Communications, LP represent the only partnership investments we have with Adelphia Communications Corporation. Adelphia Communications Corporation and subsidiaries (including Parnassos Communications, LP and Century-TCI California Communications, LP) filed for Chapter 11 bankruptcy on June 25, 2002.


8)       RESTRUCTURE OF TIME WARNER ENTERTAINMENT COMPANY L.P.

              AT&T currently holds a 27.64% interest in Time Warner Entertainment L.P. (TWE) through its AT&T Broadband segment. In February 2001, AT&T requested that TWE begin the process of converting the limited partnership into a corporation with registered equity securities. On August 21, 2002, AT&T and Comcast entered into an agreement with AOL Time Warner for the restructuring of TWE. The restructuring agreement is intended to provide for a more orderly and timely disposition of AT&T's entire stake in TWE than would be available under the registration rights provisions of the TWE partnership agreement. Under the restructuring agreement, AT&T will receive $2.1 billion in cash, $1.5 billion in common stock of AOL Time Warner Inc. (valued at the time of the closing and subject to certain limitations) and an effective 21% passive equity interest in a new cable company, to be named Time Warner Cable, which will consist of all of AOL Time Warner's cable properties, including those already in TWE. Upon consummation of the merger of AT&T Broadband with Comcast, AT&T Comcast will assume all of AT&T's interest in TWE and in the restructuring agreement, and AT&T Broadband will have registration rights enabling it to dispose of its shares in Time Warner Cable and in AOL Time Warner. The TWE restructuring is expected to close in the first half of 2003.

              In connection with the transactions, AT&T Broadband and Comcast have also reached a three-year non-exclusive agreement with AOL Time Warner under which AOL High-Speed Broadband service would be made available on certain of AT&T's, or AT&T Comcast's, cable systems, which pass approximately 10 million homes.

              The TWE restructuring is subject to receipt of certain regulatory approvals and other closing conditions, certain of which are outside the control of AT&T and Comcast. There can be no assurance that the transaction contemplated by the TWE restructuring agreement will be consummated. If the restructuring agreement is terminated, the parties will return to the registration rights process under the TWE partnership agreement.

              If the merger of Comcast and AT&T Broadband is terminated, the TWE restructuring agreement will remain in place between AT&T and AOL Time Warner, although certain changes would be made to the Internet service provider carriage agreement.


9)       NET RESTRUCTURING AND OTHER CHARGES

              In the third quarter of 2002, AT&T recorded a net reversal of $26 of net restructuring and other charges. In light of current unprecedented industry conditions, including the bankruptcy of several significant competitors, AT&T's management reevaluated the business restructuring plan established in the fourth quarter of 2001 and determined that the plan needed to be modified primarily for certain areas of AT&T Business Services, including network services. As a result, approximately $137 of net restructuring and other charges were reversed which primarily consisted of $110 for employee separation costs. In addition, the reversals included $12 of sales obligation liabilities associated with the government-mandated disposition of AT&T Communications (U.K.) Ltd. that were never incurred. However, in order to continue to properly manage our cost structure, AT&T's management developed a new exit plan in other areas of AT&T Business Services, including network services, totaling $111. This plan primarily consists of $91 for employee separation costs related to approximately 1,400 employees (slightly more than half of which are management) and $16 for facility closings related to buildings becoming vacant as a result of previously announced restructuring plans.

              Net restructuring and other charges for the nine months ended September 30, 2002, totaled $30 which primarily represents costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions, partially offset by the reversal of reserves primarily for AT&T Business Services' initiatives.

              The $30 is comprised of new exit plans totaling $207 primarily consisting of $133 associated with employee separation costs and $66 in connection with facility closings. These charges were largely offset by total reversals of $177 which were primarily comprised of $127 of employee separation costs and $26 related to excess vintage facility closing restructuring reserves. In addition, the reversals included $12 from the third quarter relating to sales obligations associated with AT&T Communications (U.K.) Ltd. The reversals were due primarily to management's reevaluation of the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, as discussed above, as well as the redeployment of certain employees to different functions within the company.

              Approximately 2,300 employees will be separated in conjunction with the exit plans implemented in 2002 (about 17% of which will be leaving voluntarily), with more than 60% of the total employees impacted being management employees. Approximately 34% of the employees affected by these exit plans have left their positions as of September 30, 2002, with the remaining reductions expected to be completed by the end of the first quarter of 2003. Termination benefits of $38 were paid to employees through the third quarter of 2002 relative to these exit plans.

              The following table displays the activity and balances of the restructuring reserve account from January 1, 2002, to September 30, 2002:

                                                                             Type of Cost
                                                        Employee          Facility
                                                       Separations        Closings        Other          Total
         Balance at January 1, 2002                       $ 508             $ 316          $  19        $  843
         Additions                                          133                66              4           203
         Deductions                                        (423)              (84)           (18)         (525)
         Balance at September 30, 2002                    $ 218             $ 298          $   5        $  521

              Deductions reflect total cash payments of $375, of which $306 represents cash termination benefits funded primarily through cash from operations. Deductions also reflect reversals of $160. In addition, deductions include non-cash activity of $10 primarily due to the issuance of common stock to satisfy restricted stock obligations that vested upon separation, primarily to executives. Offsetting these deductions is a $20 transfer into the restructuring reserve related to the third quarter 2002 reversal for separation payments that was originally anticipated to be funded through AT&T's pension assets.

              During the third quarter of 2001, $399 of net restructuring and other charges were recorded by Excite@Home, primarily asset impairment charges due to continued weakness in the on-line media market and the bankruptcy filing of Excite@Home. These charges included the write-off of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets.

              Net restructuring and other charges for the nine months ended September 30, 2001, totaled $1,494. The charges included $1,171 of asset impairment charges related to Excite@Home and $323 for restructuring and exits costs, which consisted of $151 for severance costs, $156 for facility closings and $16 primarily related to termination of contractual obligations.

              The severance costs, for approximately 7,700 employees, primarily resulted from synergies created by the MediaOne merger as well as continued cost reduction efforts by Excite@Home. These business restructuring plans were substantially completed by March 31, 2002.



10)      EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

              Net income (loss) attributable to the different classes of AT&T common stock are as follows:

                                                           AT&T Common Stock        AT&T Wireless        Liberty Media
                                                                 Group                  Group                 Group

         For the Three Months Ended September 30,          2002         2001       2002      2001       2002        2001

         Income (loss) from continuing operations      $    207     $ (2,206)      $   -  $    -      $   -      $   111
         Dividend requirements of preferred stock             -         (235)          -       -          -            -
         Income (loss) from continuing operations
           attributable to common shareowners               207       (2,441)          -       -          -          111
         Gain on disposition of discontinued
           operations                                         -       13,503           -       -          -            -
         Net income (loss) attributable to common
           shareowners                                 $    207     $ 11,062       $   -  $    -      $   -      $   111


         For the Nine Months Ended September 30,           2002         2001       2002      2001       2002        2001
         (Loss) from continuing operations             $(12,702)    $ (2,740)      $   -  $    -      $   -      $(2,711)
         Dividend requirements of preferred stock             -         (652)          -       -          -            -
         Premium on exchange of AT&T Wireless
           tracking stock                                     -          (80)          -       -          -            -
         (Loss) from continuing operations
           attributable to common shareowners           (12,702)      (3,472)          -       -          -       (2,711)
         (Loss) income from discontinued
           operations                                       (88)         115           -      35          -            -
         Gain on disposition of discontinued
           operations                                                 13,503
         Extraordinary gain                                  48            -           -       -          -            -
         Cumulative effect of accounting changes           (856)         359           -       -          -          545
         Net (loss) income attributable to common
           shareowners                                 $(13,598)     $10,505       $   -  $   35      $   -      $(2,166)


              Basic earnings (loss) per share for AT&T Common Stock Group was computed by dividing AT&T Common Stock Group earnings (loss) by the weighted-average number of shares outstanding of 3,848 million and 3,534 million, for the three months ended September 30, 2002 and 2001, respectively, and 3,681 million and 3,677 million for the nine months ended September 30, 2002 and 2001, respectively.

              Diluted  earnings  per  share  for  AT&T  Common  Stock Group  was
         computed  by  dividing   AT&T  Common  Stock  Group   earnings  by  the
         weighted-average number of shares and dilutive potential shares outstanding of 3,850 million for the three months ended September 30, 2002. At September 30, 2002, the 2 million share difference between basic and diluted shares is attributable to the shares potentially issuable for stock options. Since AT&T recorded a loss from continuing operations for the three months ended September 30, 2001, and the nine months ended September 30, 2002 and 2001, the diluted loss per share is the same as basic loss per share, as any potentially dilutive securities would be antidilutive to continuing operations.

              Basic and diluted earnings per share from discontinued operations for AT&T Wireless Group for the year-to-date period through its split-off date were computed by dividing income attributable to AT&T Wireless Group by the weighted-average number of shares outstanding of AT&T Wireless Group of 438 million. AT&T Wireless was split-off from AT&T in July 2001.

              Basic and diluted loss per share for LMG was computed by dividing the loss attributable to LMG by the weighted-average number of shares outstanding of LMG of 2,588 million for the third quarter of 2001, and 2,582 million for the year-to-date period in 2001 though its split-off date. LMG was split-off from AT&T in August 2001.


11)      EQUITY TRANSACTIONS

              Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable at the option of the holder for 8.365 shares of AT&T common stock. All outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock with a carrying value of $2.1 billion at December 31, 2001 (included in Minority Interest in the Consolidated Balance Sheet), were either exchanged or redeemed for approximately 51.8 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

              In the nine months ended September 30, 2002, AT&T issued 14.7 million shares of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Pursuant to AT&T's deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The issuance of these shares resulted in an increase to total shareowners' equity of $0.2 billion.

              In September 2002, AT&T offered to exchange certain outstanding employee AT&T stock options for restricted stock units or cash at a discount to the Black-Scholes option value. Each restricted stock unit represents a right to receive a share of AT&T's common stock upon vesting. On October 29, 2002, the offer closed, resulting in approximately 75 million options cancelled and the issuance of approximately 13 million restricted stock units and cash payments of approximately $4.

              In June of 2002, AT&T completed a public equity offering of 230 million shares of AT&T common stock at a price of $11.25 per share for net proceeds of $2.5 billion. AT&T utilized the proceeds from the offering to satisfy a portion of its obligation to AT&T Canada common shareholders (see Note 6).

              On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. In the three and nine months ended September 30, 2001, we recorded dividend requirements on this preferred stock of $0.2 billion and $0.7 billion, respectively. The preferred stock dividend represented interest in connection with the DoCoMo preferred stock as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was recorded upon the issuance of the preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received.


12)      DEBT OBLIGATIONS

              During 2001, AT&T initiated a 364-day accounts receivable securitization program providing for up to $2.7 billion of funding, limited by monthly eligible receivables. Under the program, certain AT&T Business Services' and AT&T Consumer Services' accounts receivable can be sold on a discounted, revolving basis, to a special purpose, wholly-owned subsidiary of AT&T, which assigns interests in such receivables to unrelated third-party financing entities. AT&T has renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities. The terms of these facilities have been extended to June (AT&T Business Services) and July (AT&T Consumer Services) of 2003. Together the programs, as renewed, provide up to $2.0 billion of available financing, limited by the eligible receivables balance, which varies from month to month. The securitization proceeds were recorded as a borrowing and included in "Debt maturing within one year" in the Consolidated Balance Sheets. At September 30, 2002 and December 31, 2001, such short-term notes totaled $1.5 billion and $2.3 billion, respectively.

              In the first nine months of 2002, AT&T called $1.5 billion of TCI Communications Financing I, II and IV, MediaOne Financing Trust A and B and MediaOne Finance II preferred securities for early redemption. This redemption resulted in a gain on early extinguishment of debt recorded as an extraordinary gain of $48 net of taxes ($78 pretax). The gain represents the difference between the carrying value of the debt and the cash paid to extinguish the debt.

              In June 2002, AT&T registered $7.0 billion of the private placement notes sold in November 2001 and commenced a tender of the private notes for registered notes. The note exchange was completed on August 2, 2002. The terms of the registered notes are identical to the private notes.

              As of September 30, 2002, AT&T had approximately $0.8 billion in private debt outstanding that was partially collateralized with restricted cash of approximately $0.4 billion. The restricted cash is recorded in "Other assets" in the Consolidated Balance Sheet.

              On August 12, 2002, in connection with the proposed merger between AT&T Broadband and Comcast, AT&T filed a preliminary prospectus contemplating a potential offer to exchange an aggregate of $11.8 billion of AT&T's existing debt securities. The exchange offer involves two types of transactions. The first involves an exchange of certain series of AT&T notes for new notes that would ultimately become obligations of AT&T Broadband Corp., a newly formed company to which AT&T will spin-off its AT&T Broadband unit prior to completing the merger. AT&T Comcast and certain of its subsidiaries would guarantee these obligations upon completion of the merger. The second involves an exchange of other series of AT&T notes for new notes that would remain obligations of AT&T. The new notes will have revised maturity dates and/or interest rates.

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

              On October 4, 2002, AT&T and Comcast commenced the exchange offer. On November 8, 2002, the exchange offer was closed with $3.5 billion of AT&T debt exchanged for AT&T Broadband debt and $4.7 billion of debt exchanged for new AT&T debt.

              At December 31, 2001, AT&T had exchangeable notes outstanding, which were indexed to 9.8 million shares of Rainbow Media Group common stock. On August 20, 2002, Cablevision Systems Corporation exchanged each share of Rainbow Media Group common stock for 1.19093 shares of Cablevision NY Group (Cablevision) common stock. As a result of the exchange, AT&T's exchangeable notes outstanding at September 30, 2002, are now indexed to 11.7 million shares of Cablevision common stock, with a put price of $18.89 per share and a call price of $23.05 per share. All other provisions of the exchangeable notes remain the same.


13)      COMMITMENTS AND CONTINGENCIES

              In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. However, management makes its best estimate of the outcome of these matters based on all available facts and records loss contingencies as appropriate. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2002. These matters could affect the operating results of any one quarter when resolved in future periods. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at September 30, 2002, would not be material to our annual consolidated financial statements.

              Sprint PCS, a wireless carrier, sued AT&T for access charges for AT&T long distance calls terminated on Sprint PCS' network and for toll-free calls that Sprint PCS customers originated and which were terminated on AT&T's network. AT&T refused to pay Sprint PCS based on longstanding industry practice that wireless carrier-long distance carrier interconnection is on a bill and keep basis and that wireless carriers charged their customers for calls they received. On July 3, 2002, the FCC ruled that wireless carriers such as Sprint PCS are not prohibited from charging AT&T access charges, but that AT&T was not required to pay such charges absent a contractual obligation to do so. The FCC further held that the question whether the parties entered into a contract concerning an access payment obligation is not a matter of federal communications law but rather should be determined by the court that had referred the issue to the FCC. Because there was no express contract between AT&T and Sprint PCS, the court will need to determine whether an implied-in-fact contract can be inferred in light of the parties' conduct and their tacit understanding. Petitions of Sprint PCS and AT&T Corp. for Declaratory Ruling Regarding CMRS Access Charges, WT Docket No. 01-316, Declaratory Ruling, FCC 02-203, rel. July 3, 2002. The FCC remanded the matter to the federal district court, Sprint Spectrum, L.P. v. AT&T Communications, Inc., Civil Action No. 00-0973-CV-W-5 (W.D. Mo.). AT&T has petitioned for review of the FCC's ruling in the U.S. Court of Appeals for the District of Columbia Circuit, AT&T Corp. v. FCC et al., No. 02-1240 (D.C. Cir. filed Aug. 1,
         2002), and has requested a continuance of the stay from the federal district court in Missouri pending appellate review. An adverse decision in the present litigation may result in additional wireless carriers seeking similar compensation from AT&T. AT&T believes the case is without merit and intends to defend it vigorously, but cannot predict the outcome of any such proceedings.

              Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The complaint sought damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. AT&T and Lucent have denied any wrongdoing, but settled this matter to avoid the uncertainty and expense of protracted litigation. The court has given final approval to the settlement. Pursuant to the separation and distribution agreement between Lucent and AT&T, AT&T recorded its proportionate share of the settlement and estimated legal costs in the second quarter of 2002, which totaled $132 pretax ($88 after-tax). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

              In light of recent publicly reported developments, AT&T is examining the impact to it if various telecommunications companies and vendors are unable to satisfy their agreement with AT&T, including the separation agreements between AT&T and Lucent Technologies, Inc. While AT&T has not completed its review and can not quantify the impact, if any, it is possible that under certain circumstances any such inability by telecommunications companies and vendors, including the inability of Lucent to meet its obligations under such agreements, could have negative financial and operational impacts on AT&T, which may be material.

              On March 13, 2002, AT&T Broadband informed CSG Systems, Inc. that it was considering the initiation of an arbitration against CSG relating to a Master Subscriber Management System Agreement that the two companies entered into in 1997. Pursuant to the Master Agreement, CSG provides billing support to AT&T Broadband. On May 10, 2002, AT&T Broadband filed a demand for arbitration against CSG before the American Arbitration Association. On May 31, 2002, CSG answered AT&T Broadband's arbitration demand and asserted various counterclaims. On June 21, 2002, CSG filed a lawsuit against Comcast Corporation in federal court located in Denver, Colorado asserting claims related to the Master Agreement and the pending arbitration, which complaint was withdrawn without prejudice on November 1, 2002. In the event that this process results in the termination of the Master Agreement, AT&T Broadband may incur significant costs in connection with its replacement of these customer care and billing services and may experience temporary disruptions to its operations.


14)      RELATED PARTY TRANSACTIONS

              AT&T had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002.

              Included in "Revenue" in the Consolidated Statements of Operations for the nine months ended September 30, 2002, was $0.3 billion, and for the three and nine months ended September 30, 2001, was $0.3 billion and $0.8 billion, respectively, for services provided to Concert.

              Included in "Access and other connection expense" in the Consolidated Statements of Operations were charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products. Such charges totaled $0.5 billion for the nine months ended September 30, 2002, and $0.4 billion and $1.5 billion, respectively for the three and nine months ended September 30, 2001.

              Included in "Accounts receivable" in the Consolidated Balance Sheet at December 31, 2001, was $0.4 billion related to telecommunications transactions with Concert. Included in "Accounts payable" in the Consolidated Balance Sheet at December 31, 2001, was $0.2 billion related to transactions with Concert.

              Included in "Other receivables" in the Consolidated Balance Sheet at December 31, 2001, was $0.8 billion related to administrative transactions performed on behalf of Concert. Included in "Other current liabilities" in the Consolidated Balance Sheet at December 31, 2001, was $0.9 billion related to administrative transactions performed by Concert on our behalf.

              During 2001, we had various related party transactions with LMG. Included in "Costs of services and products" in the Consolidated Statement of Operations were programming expenses related to services from LMG while owned by AT&T of $27 and $199 for the quarter and year-to-date periods ended July 31, 2001, the deemed effective LMG split-off date for accounting purposes.


15)      SEGMENT REPORTING

              AT&T's results are segmented according to the way we manage our business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband.

              Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate & Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain units previously included in the Corporate & Other group were transferred to the AT&T Business Services segment and the financial impacts of SFAS No. 133 that were previously recorded in the Corporate & Other group were transferred to the appropriate segments. In addition, AT&T Consumer Services and total AT&T revenue was reclassified in accordance with EITF issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which requires cash incentives given to customers previously recorded as advertising and promotion expense now to be recorded as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange (see note 3). All prior periods have been restated to reflect these changes.

              Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.


                                                                          For the Three Months       For the Nine Months
              Revenue                                                      Ended September 30,       Ended September 30,
                                                                            2002         2001         2002         2001
              AT&T Business Services external revenue                    $  6,602     $  6,746     $ 19,697     $ 20,536
              AT&T Business Services internal revenue                          98           61          273          378
                Total AT&T Business Services revenue                        6,700        6,807       19,970       20,914

              AT&T Consumer Services external revenue                       2,794        3,770        8,791       11,423

              AT&T Broadband external revenue                               2,546        2,390        7,506        7,411
              AT&T Broadband internal revenue                                   1            3            6           12
                Total AT&T Broadband revenue                                2,547        2,393        7,512        7,423

              Total reportable segments                                    12,041       12,970       36,273       39,760

              Corporate and Other (a)                                         (85)          65         (229)          13
              Total revenue                                              $ 11,956     $ 13,035     $ 36,044     $ 39,773

              (a) Includes revenue related to Excite@Home of $140 and $418 for the three and nine months ended September 30, 2001.


               RECONCILIATION OF EARNINGS BEFORE INTEREST AND TAXES (EBIT) TO INCOME BEFORE INCOME TAXES

                                                                         For the Three Months       For the Nine Months
                                                                         Ended September 30,        Ended September 30,
                                                                          2002         2001          2002          2001
              AT&T Business Services EBIT                                $  826      $(4,390)    $  1,969       $(1,985)
              AT&T Consumer Services EBIT                                   618        1,282        2,252         3,817
              AT&T Broadband EBIT                                            45         (789)     (18,840)       (3,150)
                Total reportable segments' EBIT                           1,489       (3,897)     (14,619)       (1,318)
              Corporate and Other EBIT (a)                                 (253)         243         (618)       (2,137)
              Deduct:
                Pretax minority interest and dividends on
                  subsidiary preferred stock                                (62)         171         (200)          922
                Pretax (losses) related to other equity
                  investments                                               (18)      (5,510)      (1,671)       (7,149)
              Interest (expense)                                           (748)        (786)      (2,231)       (2,426)
              Income (loss) from continuing operations before
                income taxes, minority interest and dividends on
                subsidiary preferred stock, and net (losses)
                related to equity investments                            $  568      $   899     $(15,597)      $   346

              (a) Includes $(294) and $(714) related to Excite@Home for the three and nine months ended September 30, 2001, respectively.




              ASSETS
                                             At September 30,    At December 31,
                                                   2002                2001
              AT&T Business Services            $ 38,621            $ 40,316
              AT&T Consumer Services               1,762               2,141
              AT&T Broadband                      81,933             103,060
                Total reportable segments        122,316             145,517

              Corporate and Other:
              Other segments                         857               1,145
              Prepaid pension costs                3,522               3,329
              Deferred income taxes                1,784                 960
              Other corporate assets (a)           9,559              14,331
              Total assets                     $ 138,038            $165,282

              (a) 2002 and 2001 amounts include cash of $6.7 billion and $10.4 billion, respectively.


16)      GUARANTEE OF PREFERRED SECURITIES

              Prior  to   AT&T's  acquisition  of  TCI  and  MediaOne,  TCI  and
         MediaOne issued mandatorily redeemable preferred securities through subsidiary trusts that held subordinated debt securities of TCI and MediaOne.

              In the first nine months of 2002, AT&T called mandatorily redeemable preferred securities issued by TCI Communications Financing I, II and IV, MediaOne Financing A and B, and MediaOne Finance II for early redemption. As of September 30, 2002, AT&T provided a full and unconditional guarantee on outstanding securities issued by MediaOne Finance III. At September 30, 2002, $504 of MediaOne Finance III securities were outstanding.

                                                              AT&T CORP.
                                                 CONSOLIDATING CONDENSED BALANCE SHEET
                                                       AS OF SEPTEMBER 30, 2002



                             Guarantor    Guarantor              Media-One                 Elimination and
                               AT&T      Subsidiary               Finance   Non-Guarantor   Consolidation    Consolidated
                              Parent      MediaOne      TCI         III     Subsidiaries     Adjustments      AT&T Corp.
ASSETS
Cash and cash equivalents...  $  6,644    $     -     $     2      $    -     $    280      $       -        $  6,926
Receivables.................    20,469                                          48,870        (62,055)          7,284
Investments.................                                                       459                            459
Deferred income taxes.......     1,939                                             413           (304)          2,048
Other current assets........       359      2,288          96         516       (1,375)          (889)            995
TOTAL CURRENT ASSETS........    29,411      2,288          98         516       48,647        (63,248)         17,712

Property, plant & equipment,
   net   ...................     8,992                    160                   32,212                         41,364
Franchise costs, net........                               14                   29,070                         29,084
Goodwill, net...............        70      2,554                               17,893                         20,517
Investments and related
   advances.................   120,143     32,584      12,046                   39,602       (186,455)         17,920
Other assets................     6,537                    182                   12,923         (8,201)         11,441
TOTAL ASSETS................  $165,153    $37,426      12,500      $  516     $180,347      $(257,904)       $138,038

LIABILITIES
Debt maturing within one
   year.....................  $ 35,851    $   350     $ 1,819      $    -     $  7,094      $ (38,554)       $  6,560
Other current liabilities...    10,798        590         471                   13,328        (11,069)         14,118
TOTAL CURRENT LIABILITIES...    46,649        940       2,290                   20,422        (49,623)         20,678

Long-term debt..............    23,328      2,191      12,682         504       14,404        (16,738)         36,371
Deferred income taxes.......     1,191                                          23,261                         24,452
Other long-term liabilities
   and deferred credits.....     6,389         10         128                    2,258         (1,210)          7,575
TOTAL LIABILITIES...........    77,557      3,141      15,100         504       60,345        (67,571)         89,076

Minority Interest...........                                                     1,371                          1,371
Company-Obligated
   Convertible Quarterly
   Income Preferred
   Securities of Subsidiary
   Trust Holding Solely
   Subordinated Debt
   Securities of AT&T.......     4,728                                                                          4,728

SHAREOWNERS' EQUITY
AT&T Common Stock...........     3,851                                         (11,459)        11,459           3,851
Preferred stock issued to
   subsidiaries.............    10,559                                                        (10,559)              -
Other shareowners' equity...    68,458     34,285      (2,600)         12      130,090       (191,233)         39,012
TOTAL SHAREOWNERS' EQUITY...    82,868     34,285      (2,600)         12      118,631       (190,333)         42,863
TOTAL LIABILITIES AND
   SHAREOWNERS' EQUITY......  $165,153    $37,426     $12,500      $  516     $180,347      $(257,904)       $138,038

                                                              AT&T CORP.
                                            CONSOLIDATING CONDENSED STATEMENTS OF OPERATION
                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002



                       Guarantor    Guarantor                 Media-One                    Elimination and
                         AT&T       Subsidiary                 Finance    Non-Guarantor     Consolidation    Consolidated
                        Parent      MediaOne         TCI         III       Subsidiaries      Adjustments     AT&T Corp.
Revenue                   $4,043     $  -          $   -       $  -          $8,245            $  (332)        $11,956

Operating Expenses
Costs of services
   and   products.....       729                                              2,925               (321)          3,333
Access and other
   connection.........     1,423                                              1,280                 (7)          2,696
Selling, general and
   administrative.....       697        2            186                      1,831                 (4)          2,712
Depreciation and
   amortization.......       518                      20                      1,443                              1,981
Net restructuring and
   other charges......         4                                                (30)                               (26)
Total operating
   expenses...........     3,371        2            206                      7,449               (332)         10,696

Operating income
   (loss).............       672       (2)          (206)                       796                              1,260

Other income
   (expense), net.....       301       47             11         12             696             (1,011)             56
Interest (expense)....      (912)     (45)          (196)       (11)           (595)             1,011            (748)
Income (loss) from
   continuing
   operations before
   income taxes,
   minority interest,
   and dividends on
   subsidiary
   preferred stock,
   and net (losses)
   related to other
   equity investments.        61                    (391)         1             897                                568

(Provision) benefit
   for income taxes...       (27)                    149                       (434)                              (312)

Minority interest and
   dividends on
   subsidiary
   preferred stock....       (40)                                                 2                                (38)
 Net (losses)
   earnings related
   to other equity
   investments........      (200)     (49)           703                        (11)              (454)            (11)
Income (loss) from
   continuing
   operations.........      (206)     (49)           461          1             454               (454)            207

(Loss) income before
   extraordinary gain
   and cumulative
   effect of
   accounting changes.      (206)     (49)           461          1             454               (454)            207
Net income (loss).....    $ (206)    $(49)         $ 461       $  1          $  454              $(454)        $   207





                                                              AT&T CORP.
                                            CONSOLIDATING CONDENSED STATEMENTS OF OPERATION
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




                           Guarantor     Guarantor               Media-One                   Elimination and
                              AT&T       Subsidiary               Finance    Non-Guarantor    Consolidation     Consolidated
                             Parent       MediaOne     TCI          III      Subsidiaries      Adjustments       AT&T Corp.
Revenue                    $ 12,065     $     -      $    -        $  -      $ 25,168         $(1,189)          $ 36,044

Operating Expenses
Costs of services and
   products.............      2,066                                             9,054          (1,158)             9,962
Access and other
   connection...........      4,168                                             4,126             (27)             8,267
Selling, general and
   administrative.......      1,958          (7)        543                     5,412              (4)             7,902
Depreciation and
   amortization.........      1,479                      64                     4,292                              5,835
Net restructuring and
   other charges........          4                                                26                                 30
Goodwill and franchise
   cost impairment
   charges                                                                     16,479                             16,479
Total operating expenses      9,675          (7)        607                    39,389          (1,189)            48,475

Operating income (loss).      2,390           7        (607)                  (14,221)                           (12,431)

Other income (expense),
   net..................        689         396          33          35           646          (2,734)              (935)
Interest (expense)......     (2,566)       (159)       (532)        (34)       (1,674)          2,734             (2,231)
Income (loss) from
   continuing
   operations before
   income taxes,
   minority interest,
   and dividends on
   subsidiary preferred
   stock, and net
   (losses) related to
   other equity
   investments..........        513         244      (1,106)          1       (15,249)                           (15,597)

(Provision) benefit for
   income taxes.........       (196)        (93)        423                     3,919                              4,053
Minority interest and
   dividends on
   subsidiary preferred
   stock................       (120)                                               (6)                              (126)
 Net earnings (losses)
   related to other
   equity investments...        228      (8,162)     (5,290)                   (1,001)         13,193             (1,032)
Income (loss) from
   continuing operations        425      (8,011)     (5,973)          1       (12,337)         13,193            (12,702)

(Loss) from
   discontinued
   operation (net of
   income taxes)........        (88)                                                                                 (88)
(Loss) income before
   extraordinary gain...        337      (8,011)     (5,973)          1       (12,337)         13,193            (12,790)
Extraordinary gain (net
   of income taxes).....                                 48                                                           48
Cumulative effect of
   accounting changes
   (net of income taxes)                                                         (856)                              (856)
Net (loss) income.......   $    337     $(8,011)     $(5,925)      $  1      $(13,193)        $13,193           $(13,598)

                                                               AT&T CORP.
                                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



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
NET CASH (USED IN)
   PROVIDED BY
   OPERATING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........       $  (925)    $  (576)   $  (526)                $ 9,715                    $ 7,688

INVESTING ACTIVITIES
Capital expenditures
     and other
     additions.........        (1,497)                  (166)                 (3,632)                    (5,295)
Other                          (5,973)        726     (3,207)                 (6,972)       15,470           44
NET CASH (USED IN)
   PROVIDED BY
   INVESTING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........        (7,470)        726     (3,373)                (10,604)       15,470       (5,251)

FINANCING ACTIVITIES
Proceeds from debt
   from AT&T...........         1,933       1,413      6,406                                (9,752)
Proceeds from
   long-term debt                                                                129                        129
Retirement of
   long-term debt......        (2,900)        (28)      (454)                    374                     (3,008)
Retirement of AT&T debt                    (1,547)    (2,051)                                3,598
(Decrease) increase in
   short-term
   borrowings, net.....        (4,442)                                          (754)                    (5,196)
Increase (decrease) in
   short-term
   borrowings from
   AT&T, net                    6,837                                                       (6,837)
Issuance of AT&T
   common shares                2,640                                                                     2,640
Other                             556                                          1,255        (2,479)        (668)
NET CASH PROVIDED BY
   (USED IN) FINANCING
   ACTIVITIES OF
   CONTINUING
   OPERATIONS..........         4,624        (162)     3,901                   1,004       (15,470)      (6,103)

Net (decrease)
   increase in cash
   and cash equivalents        (3,771)        (12)         2                     115                     (3,666)
Cash and cash
   equivalents at
   beginning of year...        10,415          12                                165                     10,592
Cash and cash
   equivalents at end
   of period...........       $ 6,644                $     2                 $   280                    $ 6,926

                                                              AT&T CORP.
                                                 CONSOLIDATING CONDENSED BALANCE SHEET
                                                        AS OF DECEMBER 31, 2001





                    Guaran-   Guaran-  Guaran-    TCI     TCI     TCI   Media Media Media Media    Non-     Elimi-    Consoli-
                      tor      tor       tor     Finan-  Finan-  Finan- -One  -One  -One  -One     Guar-    nation    dated
                     AT&T      Sub-      Sub-     cing    cing    cing  Finan-Finan-Finan-Finan-   antor     and       AT&T
                    Parent   sidiary   sidiary     I       II      IV    cing  ce    ce    ce      Sub-     Con-       Corp.
                               TCI     MediaOne                           A     B    II    III     sid-     soli-
                                                                                                   iaries   dation
                                                                                                            Adjust-
                                                                                                            ments
ASSETS
Cash and cash
  equivalents...... $ 10,415  $     -  $    12   $  -    $  -    $  -   $ -  $ -  $  -   $  -    $    165  $       -   $ 10,592
Receivables........   11,682                                                                       44,516    (46,817)     9,381
Investments........                                                                                   668                   668
Deferred income
  taxes............      729                                                                          501                 1,230
Other current
  assets...........      302       71      689    527     513     204    31   29   220     11         (45)    (1,895)       657
TOTAL CURRENT
  ASSETS...........   23,128       71      701    527     513     204    31   29   220     11      45,805    (48,712)    22,528

Property, plant &
  equipment, net...    8,580      135                                                              32,607                41,322
Franchise costs,
  net..............                20                                                              42,799                42,819
Goodwill, net......       70             2,526                                                     22,079                24,675
Investments and
  related advances.  130,219   12,747   41,413                                                     63,996   (224,557)    23,818
Other assets.......    5,445       91                                    21   16    16    516       8,835     (4,820)    10,120
TOTAL ASSETS....... $167,442  $13,064  $44,640   $527    $513    $204   $52  $45  $236   $527    $216,121  $(278,089)  $165,282

LIABILITIES
Debt maturing
  within one year..  $34,195     $616     $753   $527    $513    $204   $30  $28  $214           $  8,985  $ (33,107)  $ 12,958
Other current
  liabilities......    8,763      597       59                            1    1     6     11      11,419     (8,388)    12,469
TOTAL CURRENT
  LIABILITIES......   42,958    1,213      812    527     513     204    31   29   220     11      20,404    (41,495)    25,427

Long-term debt.....   23,810    9,866      676                                            504      14,640     (8,969)    40,527
Deferred income
  taxes............    1,147               934                                                     26,079                28,160
Other long-term
  liabilities and
  deferred credits.    6,850       45       23                                                      7,378     (3,088)    11,208
TOTAL LIABILITIES..   74,765   11,124    2,445    527     513     204    31   29   220    515      68,501    (53,552)   105,322

Minority Interest..                                                                                 3,560                 3,560
Company-Obligated
  Convertible
  Quarterly Income
  Preferred
  Securities of
  Subsidiary Trust
  Holding Solely
  Subordinated
  Debt Securities
  of AT&T..........    4,720                                                                                              4,720

SHAREOWNERS' EQUITY
AT&T Common Stock..    3,542                                                                                              3,542
Preferred stock
  issued to
  subsidiaries.....   10,559                                                                                 (10,559)         -
Other shareowners'
  equity...........   73,856    1,940   42,195                           21   16    16     12     144,060   (213,978)    48,138
TOTAL SHAREOWNERS'
  EQUITY...........   87,957    1,940   42,195                           21   16    16     12     144,060   (224,537)    51,680
TOTAL LIABILITIES
  AND SHAREOWNERS'
  EQUITY........... $167,442  $13,064  $44,640   $527    $513    $204   $52  $45  $236   $527    $216,121  $(278,089)  $165,282


                                                              AT&T CORP.
                                               CONSOLIDATING CONDENSED INCOME STATEMENTS
                                             For the three months ended September 30, 2001


                               Guarantor    Guarantor     Guarantor       TCI         TCI         TCI
                                 AT&T       Subsidiary   Subsidiary    Financing   Financing   Financing
                                Parent         TCI        MediaOne         I           II         IV
Revenue.......................    $4,795      $   -         $  -        $  -       $  -        $ -

Operating Expenses
Costs of services and products       876
Access and other connection...     1,610
Selling, general and
  administrative..............       470          2           (7)
Depreciation and amortization.       469         15           18
Net restructuring and other
  charges.....................
Total operating expenses......     3,425         17           11

Operating income (loss).......     1,370        (17)         (11)

Other income (expense)........     1,336          8          (36)         10         12          4
Interest (expense)............      (956)      (150)         (57)        (10)       (12)        (4)
Income (loss) from continuing
  operations before income
  taxes, minority interest
  and (losses) from equity
  investments ................     1,750       (159)        (104)

(Provision) benefit for
  income taxes................      (665)        59           31
Minority interest and
  dividends on subsidiary
  preferred stock.............       (40)
Equity (losses) from Liberty
  Media Group.................                  111
Net (losses) earnings from
  other equity investments....    (2,284)      (424)        (372)
Income (loss) from continuing
  operations..................    (1,239)      (413)        (445)

Gain on sale of discontinued
  operations..................    13,503
Net income (loss) ............    12,264       (413)        (445)
Dividend requirements of
  preferred stock.............      (235)
Net income (loss) available
  to common shareowners.......   $12,029      $(413)       $(445)        $ -        $ -        $ -

                                                              AT&T CORP.
                                               CONSOLIDATING CONDENSED INCOME STATEMENTS
                                             For the three months ended September 30, 2001


(Continued from above)

                                   MediaOne    MediaOne    MediaOne    MediaOne                     Elimination and
                                   Financing   Financing   Finance     Finance     Non-Guarantor     Consolidation     Consolidated
                                       I          II          II         III       Subsidiaries       Adjustments       AT&T Corp.

Revenue.......................     $ -         $ -         $ -         $ -            $8,743            $(503)           $13,035

Operating Expenses
Costs of services and products                                                         3,040             (440)             3,476
Access and other connection...                                                         1,484              (61)             3,033
Selling, general and
  administrative..............                                                         2,025               (2)             2,488
Depreciation and amortization.                                                         1,772                               2,274

Net restructuring and other
  charges.....................                                                           399                                 399
Total operating expenses......                                                         8,720             (503)            11,670
Operating income (loss).......                                                            23                -              1,365
Other income (expense)........       1           1           6          12              (246)            (788)               320
Interest (expense)............      (1)         (1)         (5)        (11)             (367)             788               (786)
Income (loss) from continuing
  operations before income
  taxes, minority interest
  and (losses) from equity
  investments ................                               1           1              (590)                                899


(Provision) benefit for
  income taxes................                                                           645                                  70
Minority interest and
  dividends on subsidiary
  preferred stock.............                                                           217                                 177
Equity (losses) from Liberty
  Media Group.................                                                                                               111
Net (losses) earnings from
  other equity investments....                                                        (3,352)           3,080             (3,352)
Income (loss) from continuing
  operations..................                               1           1            (3,080)           3,080             (2,095)
Gain on sale of discontinued
  operations..................                                                                                            13,503
Net income (loss) ............                               1           1            (3,080)           3,080             11,408
Dividend requirements of
  preferred stock.............                                                                                              (235)
Net income (loss) available
  to common shareowners.......     $ -         $ -         $ 1         $ 1           $(3,080)          $3,080            $11,173

                                                              AT&T CORP.
                                               CONSOLIDATING CONDENSED INCOME STATEMENTS
                                             For the nine months ended September 30, 2001

                               Guarantor      Guarantor       Guarantor         TCI            TCI            TCI
                                 AT&T         Subsidiary     Subsidiary      Financing      Financing      Financing
                                Parent           TCI          MediaOne           I              II            IV
Revenue.......................   $14,641        $     -        $     -       $  -           $  -           $  -

Operating Expenses
Costs of services and products     2,564                             1
Access and other connection...     4,948
Selling, general and
  administrative..............     1,392            246              2
Depreciation and other
  amortization................     1,356             47             54
Net restructuring and other
  charges.....................         -
Total operating expenses......    10,260            293             57

Operating income (loss).......     4,381           (293)           (57)

Other income (expense)........       763             97          1,076         32             35             13
Interest (expense) ...........    (3,485)        (1,015)          (212)       (32)           (35)           (13)
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  (losses) from equity
  investments and cumulative
  effect of accounting change.     1,659         (1,211)           807

(Provision) benefit for
  income taxes................      (619)           454           (329)

Minority interest and
  dividends on subsidiary
  preferred stock.............      (120)
Equity (losses) from Liberty
  Media Group.................                   (2,711)
Net earnings (losses) from
  other equity investments....       133         (1,896)        (2,161)
Income (loss) from continuing
  operations..................     1,053         (5,364)        (1,683)

Income from discontinued
  operations (net of income
  taxes) .....................
Gain on sale of discontinued
  operations..................    13,503
Cumulative effect of
  accounting change (net of
  income taxes)...............       508            545            540
Net income (loss) ............    15,064         (4,819)        (1,143)
Dividend requirements of
  preferred stock.............      (652)
Premium on exchange of AT&T
  Wireless tracking stock....        (80)
Net income (loss) available
  to common shareowners.......   $14,332        $(4,819)       $(1,143)      $  -           $  -           $  -

                                                             AT&T CORP.
                                               CONSOLIDATING CONDENSED INCOME STATEMENTS
                                             For the nine months ended September 30, 2001


(Continued from above)

                                 MediaOne     MediaOne     MediaOne    MediaOne                     Elimination and
                                 Financing    Financing    Finance     Finance     Non-Guarantor    Consolidation       Consolidated
                                    I            II          II          III        Subsidiaries    Adjustments         AT&T Corp.
Revenue.......................   $   -        $  -         $   -       $  -         $26,859         $(1,727)            $39,773
Operating Expenses
Costs of services and products                                                        9,411          (1,518)             10,458
Access and other connection...                                                        4,523            (182)              9,289
Selling, general and
  administrative..............                                                        6,317              (4)              7,953
Depreciation and other
  amortization................                                                        5,579                               7,036
Net restructuring and other
  charges.....................                                                        1,494                               1,494
Total operating expenses......                                                       27,324          (1,704)             36,230

Operating income (loss).......                                                         (465)            (23)              3,543

Other income (expense)........       3           3            16         35            (285)         (2,559)               (771)
Interest (expense) ...........      (2)         (2)          (15)       (34)           (672)          3,091              (2,426)
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  (losses) from equity
  investments and cumulative
  effect of accounting change.       1           1             1          1          (1,422)            509                 346

(Provision) benefit for
  income taxes................                                                          782                                 288

Minority interest and
  dividends on subsidiary
  preferred stock.............                                                        1,135                               1,015
Equity (losses) from Liberty
  Media Group.................                                                                                           (2,711)
Net earnings (losses) from
  other equity investments....                                                       (3,923)          3,458              (4,389)
Income (loss) from continuing
  operations..................       1            1            1          1          (3,428)          3,967              (5,451)

Income from discontinued
  operations (net of income
  taxes) .....................                                                          178             (28)                150
Gain on sale of discontinued
  operations..................                                                                                           13,503
Cumulative effect of
  accounting change (net of
  income taxes)...............                                                         (689)                                904
Net income (loss) ............       1            1            1          1          (3,939)          3,939               9,106
Dividend requirements of
  preferred stock.............                                                                                             (652)
Premium on exchange of AT&T
  Wireless tracking stock....                                                                                               (80)
Net income (loss) available
  to common shareowners.......   $   1        $   1        $   1       $  1         $(3,939)         $3,939               8,374

                                                              AT&T CORP.
                                           CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                                             For the nine months ended September 30, 2001


                               Guarantor  Guarantor   Guarantor     TCI        TCI        TCI
                                 AT&T     Subsidiary Subsidiary  Financing  Financing  Financing
                                Parent       TCI      MediaOne       I          II        IV



NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......  $ 2,367     $ (1,116)   $ 746       $  -       $  -      $  -

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............   (1,313)         (15)
Equity investment
  distributions and sales.....      694       19,048
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired...........       14
Other.........................    3,658          162     (494)
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......    3,053       19,195     (494)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................
Proceeds from debt from AT&T..                 2,670
Retirement of long-term debt..     (976)                 (252)
Retirement of AT&T debt.......   (5,169)     (20,419)
Issuance of convertible
  preferred securities
  and warrants................    9,811
Repayment of borrowing from
  AT&T Wireless...............   (5,803)
(Decrease) increase in
  short-term borrowings, net..   (9,839)        (330)
Other.........................   10,151
NET CASH (USED IN) PROVIDED
  BY FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......   (1,825)     (18,079)    (252)

Net cash provided by
  discontinued operations.....
Net increase (decrease) in
  cash and cash equivalents...    3,595
Cash and cash equivalents at
  beginning of year...........
Cash and cash equivalents at
  end of period...............  $ 3,595      $     -     $  -       $  -       $  -       $ -

                                                              AT&T CORP.
                                           CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                                             For the nine months ended September 30, 2001

(Continued from above)

                                 MediaOne     MediaOne     MediaOne    MediaOne                     Elimination and
                                 Financing    Financing    Finance     Finance     Non-Guarantor    Consolidation       Consolidated
                                    I            II           II         III        Subsidiaries    Adjustments         AT&T Corp.


NET CASH PROVIDED BY (USED
  IN) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS.......   $  1         $  1         $ 1         $ 1          $  5,104        $    116            $ 7,221

INVESTING ACTIVITIES
Capital expenditures and
  other additions.............                                                        (5,408)                            (6,736)
Equity investment
  distributions and sales.....                                                         1,151         (19,048)             1,845
Net dispositions
  (acquisitions) of
  businesses, net of cash
  disposed/acquired...........                                                         4,813                              4,827
Other.........................                                                         1,613          (5,390)              (451)
NET CASH PROVIDED BY (USED
  IN) INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS.......                                                         2,169         (24,438)              (515)

FINANCING ACTIVITIES
Proceeds from long-term debt
  issuances...................                                                           195                                195
Proceeds from debt from AT&T..                                                                        (2,670)                 -
Retirement of long-term debt..                                                          (390)                            (1,618)
Retirement of AT&T debt.......                                                           823          24,765                  -
Issuance of convertible
  preferred securities
  and warrants................                                                                                            9,811
Repayment of borrowing from
  AT&T Wireless...............                                                                                           (5,803)
(Decrease) increase in
  short-term borrowings, net..                                                         5,964          (5,375)            (9,580)
Other.........................      (1)         (1)         (1)         (1)          (18,025)          7,441               (437)
NET CASH (USED IN) PROVIDED
  BY FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.......      (1)         (1)         (1)         (1)          (11,433)         24,161             (7,432)

Net cash provided by
  discontinued operations.....                                                         4,699             161              4,860

Net increase (decrease) in
  cash and cash equivalents...                                                           539                              4,134
Cash and cash equivalents at
  beginning of year...........                                                            64                                 64
Cash and cash equivalents at
  end of period...............   $   -        $  -         $ -         $ -          $    603        $      -            $ 4,198






17)      RECENT ACCOUNTING PRONOUNCEMENTS

              In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T is evaluating the impact that the adoption of this statement will have on AT&T's results of operations, financial position or cash flows.

              On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. An entity is not prohibited from classifying such gains and losses as extraordinary items, as long as they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for AT&T would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense), net. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. AT&T does not expect that the adoption of SFAS No. 145 will have a material impact on AT&T's results of operations, financial position or cash flows.

              On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. However, liabilities associated with future exit and disposal activities will not be recognized until actually incurred.


18)      SUBSEQUENT EVENTS

              On November 5, 2002, AT&T was served with a shareholder lawsuit filed on October 29, 2002, in the Court of Chancery of the State of Delaware. The lawsuit names AT&T and each member of the board of directors of AT&T Latin America (ALA) as defendants, asserting, among other things, that AT&T as a majority shareholder and the named directors breached fiduciary duties to ALA. AT&T will vigorously contest the allegations set forth in the lawsuit.

              On November 7, 2002, certain creditors of At Home Corp. (At Home) filed a class action against AT&T in California state court asserting claims relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of AT&T's relationship with At Home. As described in the joint proxy statement and prospectus of AT&T and Comcast, dated May 14, 2002, liability (if any) arising from this lawsuit would be shared equally between AT&T and AT&T Broadband, and then following the merger of Comcast and AT&T Broadband, any such liability would be shared equally between AT&T and AT&T Comcast.



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

              On July 10, 2002, AT&T and Comcast Corporation (Comcast) shareowners approved the proposed merger between AT&T Broadband and Comcast. The merger still remains subject to certain regulatory reviews and approvals and certain other conditions and is expected to close by the end of 2002. Under the terms of the agreement, AT&T will spin-off AT&T Broadband and simultaneously AT&T Broadband and Comcast will merge into subsidiaries of a new company to be called AT&T Comcast Corporation (AT&T Comcast). AT&T shareowners will receive approximately
         0.32 of a share of AT&T Comcast for each share of AT&T they own, based on calculations using September 30, 2002 share prices. AT&T shareowners will own an approximate 55% economic stake and have an approximate 61% voting interest in the new company. The spin-off of AT&T Broadband could result in the recognition of a gain or loss for the difference between the fair value of the Comcast shares to be received by AT&T shareholders in the merger and the net book value of AT&T Broadband.

              On July 10, 2002, AT&T shareholders also approved a one-for-five reverse stock split. The purpose of the reverse stock split is to seek to adjust upward the trading price of AT&T common stock following completion of the various transactions to effect AT&T's restructuring plan. AT&T anticipates that the reverse stock split will be affected immediately after the consummation of the AT&T Comcast transaction described above.


         TRACKING STOCKS

              In 2001, AT&T had tracking stocks that reflected the financial performance of Liberty Media Group (LMG) and AT&T Wireless Group. The shares initially issued tracked 100% and approximately 16% of the performance of LMG and AT&T Wireless Group, respectively.

              In 2001, the earnings attributable to AT&T Wireless Group are excluded from the earnings available to AT&T Common Stock Group and are reflected as "(Loss) income from discontinued operations," net of applicable taxes in the Consolidated Statement of Operations. Similarly, the earnings and losses related to LMG are excluded from the earnings available to AT&T Common Stock Group. The remaining results of operations of AT&T, including the financial performance of AT&T Wireless Group not represented by the tracking stock, are referred to as the AT&T Common Stock Group and are represented by AT&T common stock. The earnings of AT&T Wireless Group attributable to the AT&T Common Stock Group for 2001 are also reflected as "(Loss) income from discontinued operations," net of applicable taxes.

              We did not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG was reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements. The amounts attributable to LMG are reflected in the accompanying Consolidated Statement of Operations and Cash Flows as "Equity earnings (losses) from Liberty Media Group" prior to its split-off from AT&T.

              AT&T Wireless Group was an integrated business of AT&T, and LMG was a combination of certain assets and businesses of AT&T, neither was a stand-alone entity prior to its split-off from AT&T.


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

              These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build out, interest costs and income, are necessary estimates reflecting the best judgment of management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

         o the risks associated with each of AT&T's main business units, operating as independent entities as opposed to as part of an integrated telecommunications provider following completion of AT&T's restructuring plan, including the inability of these units to rely on the financial and operational resources of the combined company and these units having to provide services that were previously provided by a different part of the combined company,

         o the impact of existing and new competitors in the markets in which these units compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

         o the impact of oversupply of capacity resulting from excessive deployment of network capacity,

         o the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

         o the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged, increase churn and change customer mix, profitability and average revenue per user,

         o     the  risks  associated   with   possible    disruptions   to  the
               telecommunications industry related to the bankruptcy of major telecommunications providers and vendors,

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

              The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, and financial condition as of September 30, 2002, and December 31, 2001.


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


         CONSOLIDATED RESULTS OF OPERATIONS

              The comparison of results for the third quarter and nine months ended September 30, 2002, with the corresponding periods in 2001 was impacted by events, such as net cable dispositions, which affect comparability. For example, in 2001, we disposed of several cable systems, which were therefore not included in 2002 results, but were included in the prior period results until the date of disposition.

              Year-over-year comparisons were also impacted by the deconsolidation of At Home Corp. (Excite@Home). In 2001, Excite@Home was fully consolidated for the period January 1, 2001, through September 28, 2001, the date Excite@Home filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy and AT&T removing its members from the Excite@Home board of directors, AT&T no longer consolidated Excite@Home as of September 30, 2001.

              The  comparison  of   2002  results  with   2001 results were also
         affected by the unwind of Concert, our joint venture with British Telecommunications plc (BT) on April 1, 2002. As a result of the unwind of Concert, the venture's assets and customer accounts were distributed back to the parent companies. AT&T combined these assets with its existing international networking and other assets and began recording revenue from multinational customers and foreign-billed revenue previously recorded by Concert. In 2001, charges from Concert were recorded as access and other connection expenses. Effective April 2002, as AT&T took back the assets and customer relationships from Concert, we began recording the expenses in each line based on how the assets and customers are served and managed. As a result, beginning in the second quarter of 2002, access and other connection expenses are lower than 2001 as the costs associated with managing these assets and customer relationships are recorded on other expense lines such as costs of services and products, depreciation and amortization, and selling, general and administrative expenses. In addition, in the second quarter of 2002, AT&T ceased recording equity losses related to Concert.


         REVENUE
                                   For the Three Months     For the Nine Months
                                   Ended September 30,      Ended September 30,
        (Dollars in Millions)       2002         2001        2002        2001

        AT&T Business Services   $ 6,700      $ 6,807     $19,970      $20,914
        AT&T Consumer Services     2,794        3,770       8,791       11,423
        AT&T Broadband             2,547        2,393       7,512        7,423
        Corporate and Other          (85)          65        (229)          13
        Total Revenue            $11,956      $13,035     $36,044      $39,773

              Total revenue for the three months ended September 30, 2002, decreased 8.3%, or $1.1 billion, compared with the same period in 2001. The decline was primarily driven by declines in long distance voice revenue of $1.3 billion and a $0.1 billion impact of the deconsolidation of Excite@Home and net cable dispositions. Partially offsetting the decline was increased revenue of $0.3 billion primarily from growth in data/Internet Protocol (IP)/managed services within AT&T Business Services and AT&T Broadband's advanced services (telephony, high-speed data and digital video). In addition, revenue increased as a result of the reintegration of customers and assets from the unwind of Concert.

              Total revenue for the first nine months of 2002 decreased 9.4%, or $3.7 billion, compared with the same period in 2001. The decline was primarily driven by declines in long distance voice revenue of $4.2 billion and a $0.9 billion impact of net cable dispositions and the deconsolidation of Excite@Home. Partially offsetting the decline was increased revenue of $1.0 billion from AT&T Broadband's advanced services (telephony, high-speed data and digital video) and growth in data/IP/managed services within AT&T Business Services. In addition, revenue increased as a result of the reintegration of customers and assets from the unwind of Concert.

              Revenue by segment is discussed in more detail in the segment results section.


         OPERATING EXPENSES

                                 For the Three Months   For the Nine Months
                                 Ended September 30,    Ended September 30,
         (Dollars in Millions)    2002         2001      2002        2001

         Costs of services and    $3,333       $3,476    $9,962      $10,458
           products

              Costs of services and products include the cost of operating and maintaining our networks, costs to support our outsourcing contracts, programming for cable services, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

              Costs of services and products decreased $0.1 billion, or 4.1%, in the third quarter of 2002 and decreased $0.5 billion, or 4.7%, for the nine months ended September 30, 2002, compared with the comparable periods in 2001. Approximately $0.1 billion of the third quarter decrease and $0.7 billion of the year-to-date decrease was due to 2001 net cable dispositions and the deconsolidation of Excite@Home. In addition, approximately $0.2 billion of the third quarter decrease and $0.3 billion of the year-to-date decrease was due to the overall impact of lower revenue and related costs at AT&T Business Services and AT&T Consumer Services. These decreases were partially offset by increased costs of approximately $0.1 billion in the third quarter and $0.2 billion in the year-to-date period resulting from increased costs at AT&T Broadband, primarily higher cable programming costs due to higher rates. In addition, costs of services and products increased as a result of the reintegration of customers and assets from the unwind of Concert. AT&T Business Services also had a year-to-date increase of $0.1 billion related to the provision for uncollectibles due to the weak economy.

                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
         (Dollars in Millions)          2002         2001     2002        2001

         Access and other connection   $2,696       $3,033   $8,267      $9,289

              Access and other connection expenses decreased $0.3 billion, or 11.1%, in the third quarter of 2002 compared with the third quarter of 2001. Included within access and other connection expenses are costs we pay to connect calls on the facilities of other service providers, as well as the Universal Service Fund contributions and multi-line per-line charges mandated by the FCC. The decrease was primarily due to lower access rates, Universal Service Fund contributions, international connection rates and per-line charges for multi-line business customers. Access and other connection expenses also decreased as a result of the reintegration of customers and assets from the unwind of Concert. These decreases were partially offset by slightly higher local connectivity costs.

              Access and other connection expenses decreased $1.0 billion, or 11.0%, for the nine months ended September 30, 2002, compared with the same period in 2001. The decrease was primarily due to lower Universal Service Fund contributions, access rates, international connection rates and per-line charges for multi-line business customers. Access and other connection expenses also decreased as a result of the reintegration of customers and assets from the unwind of Concert. These decreases were partially offset by slightly higher local connectivity costs.



                                For the Three Months        For the Nine Months
                                 Ended September 30,         Ended September 30,
         (Dollars in Millions)    2002        2001            2002        2001

         Selling, general and
           administrative        $2,712      $2,488          $7,902      $7,953

              Selling, general and administrative (SG&A) expenses increased $0.2 billion, or 9.0%, in the third quarter of 2002, compared with the third quarter of 2001. The increase was primarily due to lower pension credits of $0.1 billion resulting from a lower expected long-term rate of return and decreased returns on plan assets, increased advertising expense by AT&T Consumer Services for new local service offerings of approximately $0.1 billion, and $0.1 billion of Comcast merger related costs recorded in 2002. SG&A expenses also increased as a result of the reintegration of customers and assets from the unwind of Concert. These increases were partially offset by cost control efforts within AT&T Business Services and AT&T Broadband, as well as lower costs associated with decreased volumes at AT&T Consumer Services due to a reduction in the number of customers, of approximately $0.2 billion.

              Selling, general and administrative expenses decreased $0.1 billion, or 0.6%, for the nine months ended September 30, 2002, compared with the same period in 2001. Approximately $0.1 billion of the decrease was due to expenses associated with net cable dispositions for the nine months ended September 30, 2001, and the deconsolidation of Excite@Home. Also contributing to the decrease were lower costs of approximately $0.6 billion as a result of cost control efforts at AT&T Business Services and AT&T Broadband, as well as decreased volumes at AT&T Consumer Services due to a reduction in the number of customers. Partially offsetting these decreases were lower pension credits resulting from a lower expected long-term rate of return and decreased returns on plan assets, and higher transaction costs associated with AT&T's restructuring announced in October of 2000 of approximately $0.4 billion. In addition, increased advertising expense by AT&T Consumer Services for new local service offerings and AT&T Broadband, as well as increased AT&T Broadband customer care expenses of approximately $0.3 billion partially offset the decrease. SG&A expenses also increased as a result of the reintegration of customers and assets from the unwind of Concert.

              We expect that SG&A, and to a lesser extent costs of services and products, will be unfavorably impacted in the future due to higher compensation costs associated with changes in the accounting for certain benefit plans as well as lower pension credits resulting from a lower expected long-term rate of return on plan assets in 2003 than the 9% rate used in 2002 and a lower return on plan assets.

              The changes in accounting for benefit plans include the decision to expense stock option grants, commencing with options granted in 2003, the expense associated with restricted stock units issued in exchange for the cancellation of employee stock options, as well as the mark-to-market impacts of those stock options eligible for exchange but not cancelled.



                               For the Three Months         For the Nine Months
                                Ended September 30,          Ended September 30,
         (Dollars in Millions)  2002         2001            2002        2001

         Depreciation and
           amortization        $1,981       $2,274          $5,835      $7,036

              Depreciation and amortization expenses declined $0.3 billion and $1.2 billion, or 12.8% and 17.1%, in the third quarter and first nine months of 2002, respectively, compared with the corresponding periods in 2001. The decline in both periods was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which eliminated the amortization of goodwill and franchise costs. In the third quarter and first nine months of 2001, we recorded $0.5 billion and $1.6 billion, respectively, of amortization expense on goodwill and franchise costs. The deconsolidation of Excite@Home and net cable dispositions also contributed to the declines. The declines were partially offset by increased depreciation expense due to a higher asset base resulting from continued infrastructure investment. Total capital expenditures were $2.1 billion and $2.0 billion for the three months ended September 30, 2002 and 2001, respectively, and were $5.3 billion and $6.6 billion for the first nine months of 2002 and 2001, respectively. We continue to focus the vast majority of our capital spending on our growth businesses of broadband and data/IP/managed services.



                                For the Three Months        For the Nine Months
                                Ended September 30,         Ended September 30,
         (Dollars in Millions)   2002        2001            2002        2001

         Net restructuring and
           other charges        $ (26)       $399            $30        $1,494

              In the third quarter of 2002, AT&T recorded a net reversal of $26 million of net restructuring and other charges. In light of current unprecedented industry conditions, including the bankruptcy of several significant competitors, AT&T's management reevaluated the business restructuring plan established in the fourth quarter of 2001 and determined that the plan needed to be modified primarily for certain areas of AT&T Business Services, including network services. As a result, approximately $137 million of net restructuring and other charges were reversed which primarily consisted of $110 million for employee separation costs. In addition, the reversals included $12 million of sales obligation liabilities associated with the government-mandated disposition of AT&T Communications (U.K.) Ltd. that were never incurred. However, in order to continue to properly manage our cost structure, AT&T's management developed a new exit plan in other areas of AT&T Business Services, including network services, totaling $111 million. This plan primarily consists of $91 million for employee separation costs related to approximately 1,400 employees (slightly more than half of which are management), and $16 million for facility closings related to buildings becoming vacant as a result of previously announced restructuring plans.

              Net  restructuring  and  other  charges for  the nine months ended
         September 30, 2002, totaled $30 million which primarily represents costs associated with AT&T Broadband's efforts to reorganize and streamline certain centralized and field functions, partially offset by the reversal of reserves primarily for AT&T Business Services' initiatives.

              The $30 million is comprised of new exit plans totaling $207 million primarily consisting of $133 million associated with employee separation costs and $66 million in connection with facility closings. These charges were largely offset by total reversals of $177 million which were primarily comprised of $127 million of employee separation costs and $26 million related to excess vintage facility closing restructuring reserves. In addition, the reversals included $12 million from the third quarter relating to sales obligations associated with AT&T Communications (U.K.) Ltd. The reversals were due primarily to management's reevaluation of the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, as discussed above, as well as the redeployment of certain employees to different functions within the company.

              Approximately 2,300 employees will be separated in conjunction with the exit plans implemented in 2002 (about 17% of which will be leaving voluntarily), with more than 60% of the total employees impacted being management employees. Approximately 34% of the employees affected by these exit plans have left their positions as of September 30, 2002, with the remaining reductions expected to be completed by the end of the first quarter of 2003. Termination benefits of $38 million were paid to employees through the third quarter of 2002 relative to these exit plans.

              The restructuring and exit plan recorded in the first quarter of 2002 is expected to yield cash savings of approximately $4 million (net of severance benefit payouts) in 2002. In subsequent years, the net cash savings will continue to increase, due to the timing of actual separations and associated payments, until the completion of the exit plan at which time we expect to yield approximately $65 million of cash savings per year. There will be no benefit to operating income (net of restructuring charges recorded) in 2002. In subsequent years, the operating income benefit will continue to increase, due to the timing of actual separations, until the completion of the exit plan at which time we expect a benefit to operating income of approximately $74 million per year. The net impact of the new restructuring and exit plans and reversals recorded during the second and third quarters of 2002 materially offset with respect to total cash savings and any benefit to operating income.

              During the third quarter of 2001, $399 million of net restructuring and other charges were recorded by Excite@Home, primarily asset impairment charges due to continued weakness in the on-line media market and the recent bankruptcy filing of Excite@Home. These charges included the write-off of goodwill and other intangible assets, warrants granted in connection with distributing the @Home service and fixed assets.

              Net restructuring and other charges for the nine months ended September 30, 2001, totaled $1,494 million. The charges included $1,171 million of asset impairment charges related to Excite@Home and $323 million for restructuring and exits costs, which consisted of $151 million for severance costs, $156 million for facility closings and $16 million primarily related to termination of contractual obligations.

              The severance costs, for approximately 7,700 employees, primarily resulted from synergies created by the MediaOne merger as well as continued cost reduction efforts by Excite@Home. These business restructuring plans were substantially completed by March 31, 2002.

              Almost 90% of the employees affected by the restructuring and exit plan recorded in the fourth quarter of 2001 (as adjusted by third quarter 2002 reversals) have left their positions as of September 30, 2002, and it is anticipated that substantially all affected employees will have left their positions by December 31, 2002. A total of $221 million of termination benefits have been paid to employees associated with this exit plan through September 30, 2002.


                                For the Three Months         For the Nine Months
                                Ended September 30,          Ended September 30,
         (Dollars in Millions)   2002         2001            2002        2001

         Goodwill and franchise
           impairment charges    $-           $-              $16,479     $-

              In the second quarter of 2002, we noted significant changes in the general business climate as evidenced by the severe downward movement in the U.S. stock market (including the decline in values of publicly traded cable industry stocks). At June 30, 2002, five of our cable competitors as a group experienced an average decline in total market capitalization of over 20% since January 1, 2002. We have also witnessed corporate bankruptcies. We believe these factors coupled with the pending merger of AT&T Broadband and Comcast (which was approved by both companies' shareholders on July 10, 2002) created a "trigger event" for our AT&T Broadband segment, which necessitated the testing of goodwill and franchise costs for impairment as of the end of the second quarter.

              We assessed our impairment using the same principles employed during the initial adoption of SFAS No. 142. Such testing resulted in the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge (aggregating to $11.8 billion after-tax).


                                   For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
         (Dollars in Millions)      2002         2001       2002        2001

         Operating income (loss)   $1,260       $1,365     $(12,431)   $3,543

              Operating income (loss) decreased $0.1 billion and $16.0 billion in the third quarter of 2002 and the nine months ended September 30, 2002, respectively, compared with the same periods in 2001. The decline in the third quarter of 2002 compared with the third quarter of 2001 was primarily attributable to a decline in the long distance voice business, and Comcast merger-related costs recorded in the third quarter of 2002, partially offset by the deconsolidation of Excite@Home, and lower amortization expense due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The September 30, 2002, year-to-date decrease was primarily attributable to the recognition of a $12.3 billion franchise cost impairment charge and a $4.2 billion goodwill impairment charge recorded in the second quarter of 2002 by our AT&T Broadband segment. Also impacting the year-to-date decline was the decline in the long distance voice business, partially offset by the deconsolidation of Excite@Home, and lower amortization expense.


                                   For the Three Months      For the Nine Months
                                   Ended September 30,       Ended September 30,
         (Dollars in Millions)     2002         2001         2002        2001

         Other income (expense),
           net                     $ 56         $ 320       $(935)      $(771)

              Other income (expense), net for the third quarter of 2002 was income of $56 million, a decrease of $0.3 billion compared with the third quarter of 2001. The decrease was primarily due to impairments of $0.2 billion in the third quarter of 2002 related to leveraged leases of airplanes associated with certain carriers. Also contributing to the decrease was lower net gains on sales of businesses and investments of $0.1 billion. These were partially offset by higher income of $0.1 billion related to the revaluation of certain financial instruments.

              Other income (expense),  net for the first nine months of 2002 was
         $0.9 billion of expense, an increase in expense of $0.2 billion compared with the same period of 2001. The increase in expense primarily resulted from higher cost investment impairment charges of $1.2 billion in the first nine months of 2002 primarily related to our investments in Cablevision Systems Corporation, Comcast, Vodafone plc, Microsoft and Time Warner Telecom, as well as lower net gains on sales of businesses and investments of $0.7 billion. In addition, we recorded impairments of $0.2 billion in 2002 related to leveraged leases of airplanes associated with certain carriers. Partially offsetting these was the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001. In conjunction with the adoption, we reclassified certain investment securities, which support debt that is indexed to those securities, from "available-for-sale" to "trading," resulting in a pretax charge of $1.2 billion. Also in 2001, we recorded a $0.8 billion charge on the Excite@Home put obligation settlement with Cox Communications, Inc. (Cox) and Comcast.

              In conjunction with our annual review of leveraged lease residual values, and in light of the recent problems with the airline industry, we may record an impairment charge in the fourth quarter of 2002 associated with the residual values on leveraged leases of airplanes, which may be material.


                                For the Three Months         For the Nine Months
                                Ended September 30,          Ended September 30,
         (Dollars in Millions)  2002         2001            2002        2001

         Interest (expense)    $(748)       $(786)          $(2,231)    $(2,426)

              Interest expense decreased 4.7%, or $38 million, in the third quarter of 2002 compared with the third quarter of 2001, and decreased 8.0%, or $0.2 billon, in the first nine months of 2002 compared with the first nine months of 2001. The decrease in both periods was primarily due to a lower average debt balance in 2002 compared with 2001, reflecting our debt reduction efforts, partially offset by a higher average interest rate primarily driven by our $10 billion global bond offering in November 2001.


                                    For the Three Months    For the Nine Months
                                    Ended September 30,     Ended September 30,
         (Dollars in Millions)      2002            2001    2002           2001

         (Provision) benefit for
           income taxes            $ (312)         $ 70    $ 4,053        $ 288

              The (provision) benefit for income taxes increased $0.4 billion to a provision of $0.3 billion in the third quarter of 2002 compared with a benefit of $0.1 billion in the third quarter of 2001. The increase was primarily due to the impact of the effective tax rates, partially offset by lower income before income taxes in the third quarter of 2002 compared with the third quarter of 2001. The effective tax rate for the third quarter of 2002 was 55.0%, compared with negative 7.9% for the prior year quarter. The third quarter 2002 effective tax rate was unfavorably affected by the impacts of charges we recorded in connection with certain investments in leveraged leases for which a limited tax benefit was recorded. The third quarter 2001 negative effective tax rate was favorably impacted by a significant net tax benefit related to Excite@Home, including a benefit from the deconsolidation, partially offset by the prior consolidation of its operating losses, for which we were unable to record tax benefits. Also favorably impacting the negative effective tax rate was the tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange.

              The benefit for income taxes increased $3.8 billion in the nine months ended September 30, 2002, compared with the same period in 2001. The increase was primarily due to a loss before income taxes in the nine months ended September 30, 2002, compared with income before income taxes in the same period in 2001, partially offset by the impact of the effective tax rates. The effective tax rate for the nine months ended September 30, 2002, was 26.0%, compared with negative 83.6% for the prior year period. The effective tax rate for the nine months ended September 30, 2002, was unfavorably impacted by non tax-deductible expenses, primarily the AT&T Broadband goodwill impairment charge. The 2001 negative effective tax rate was favorably impacted by a significant net tax benefit related to Excite@Home, including a benefit from the deconsolidation and the put obligation settlement with Cox and Comcast, partially offset by the prior consolidation of its operating losses, for which we were unable to record tax benefits. Also favorably impacting the negative effective tax rate was the tax-free redemption of AT&T stock held by Comcast in exchange for an entity owning certain cable systems and the tax-free gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange. These impacts were partially offset by non tax-deductible goodwill amortization.


                                   For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
         (Dollars in Millions)     2002        2001        2002        2001

         Minority interest and
           dividends on subsidiary
           preferred stock         $(38)       $177        $(126)      $1,015

              Minority interest and dividends on subsidiary preferred stock, which is recorded net of income taxes, was $38 million of expense in the third quarter of 2002 compared with $0.2 billion of income in the third quarter of 2001 and was $0.1 billion of expense for the nine months ended September 30, 2002, compared with $1.0 billon of income for the nine months ended September 30, 2001. These variances were due to income recorded in the three and nine months ended September 30, 2001, primarily relating to losses generated by Excite@Home, including asset impairment charges that were attributable to the other shareholders of Excite@Home. In 2002, Excite@Home was not consolidated; therefore we no longer recorded minority interest income (expense) related to Excite@Home.


                                   For the Three Months   For the Nine Months
                                    Ended September 30,   Ended September 30,
         (Dollars in Millions)         2002     2001        2002        2001

         Net (losses) related to
           other equity investments    $(11)    $(3,352)    $(1,032)    $(4,389)

              Net (losses) related to other equity investments, which are recorded net of income taxes, were $11 million in the third quarter of 2002 compared with $3.4 billion in the third quarter of 2001, a decrease in net losses of $3.3 billion. The decrease was primarily driven by a $1.8 billion after-tax charge related to the unwind of Concert and a $1.5 billion after-tax charge related to the estimated loss on AT&T's commitment to purchase the remaining public shares of AT&T Canada recorded in the third quarter of 2001.

              The after-tax amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $14 million in the third quarter of 2001. Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize excess basis related to nonconsolidated investments.

              Net (losses) related to other equity investments were $1.0 billion for the nine months ended September 30, 2002, and $4.4 billion for the same period in 2001, a decrease in net losses of approximately $3.4 billion. The decrease in net losses was due to after-tax charges of $1.8 billion related to the unwind of Concert, $1.2 billion higher after-tax charges related to the estimated losses on AT&T's obligation to purchase the remaining shares of AT&T Canada and a $0.7 billion after-tax impairment of our investment in Net2Phone recorded in 2001. These decreases in net losses were partially offset by higher after-tax cable partnership impairment charges of $0.6 billion recorded in 2002.

              The  after-tax  amortization  of  excess   basis  associated  with
         nonconsolidated investments, recorded as a reduction of income, totaled $111 million in the first nine months of 2001.


                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
         (Dollars in Millions)          2002        2001      2002      2001

         Equity income (losses) from
           Liberty Media Group          $ -         $ 111     $ -       $(2,711)

              As a result of the split-off of LMG on August 10, 2001, we no longer record the results of LMG.


                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
         (Dollars in Millions)           2002      2001       2002       2001

         (Loss) income from discontinued
             operations                  $ -       $ -        $ (88)     $ 150

              The loss from discontinued operations for the nine months ended September 30, 2002, reflects an estimated loss on the litigation settlement associated with the business of Lucent Technologies Inc., which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court. The complaint sought damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. As a result of recent negotiations, a settlement proposal was submitted to and accepted by the court on August 9, 2002. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T recorded its proportionate share of the settlement and estimated legal costs, which totaled $132 million pretax ($88 million after-tax).

              Income  from  discontinued  operations   in  2001  represents  the
         results of AT&T Wireless Group, which was split-off from AT&T on July 9, 2001.


                                   For the Three Months     For the Nine Months
                                   Ended September 30,      Ended September 30,
         (Dollars in Millions)       2002      2001           2002      2001

         Gain on disposition of
            discontinued operations  $ -       $ 13,503       $ -       $ 13,503

              In 2001, we realized a gain on the disposition of discontinued operations of $13.5 billion, representing the difference between the fair value of the AT&T Wireless tracking stock on July 9, 2001, the date of the split-off, and AT&T's book value in AT&T Wireless Services.


                                   For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
         (Dollars in Millions)      2002        2001       2002        2001

         Extraordinary gain - net
           of income taxes          $ -         $ -        $ 48        $ -

              The year-to-date gain of $48 million, net of $30 million of income taxes, relates to $1.5 billion of trust originated preferred securities called for early redemption in the first half of 2002. The gains represent the difference between the carrying value of the debt and the cash paid to extinguish the debt.


                                   For the Three Months      For the Nine Months
                                   Ended September 30,       Ended September 30,
         (Dollars in Millions)      2002        2001          2002        2001

         Cumulative effect of
           accounting changes - net
           of income taxes          $ -         $ -           $ (856)     $ 904

              Cumulative effect of accounting changes, net of applicable income taxes, was a loss of $0.9 billion in the nine months ended September 30, 2002, compared with a gain of $0.9 billion in the nine months ended September 30, 2001. Effective January 1, 2002, we adopted SFAS No. 142, and in accordance with SFAS No. 142, franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). As a result of this test, an impairment loss of $0.9 billion, net of income taxes of $0.5 billion, was recorded in 2002.

              In the nine months ended September 30, 2001, the cumulative effect of accounting changes related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and was comprised of $0.4 billion for AT&T Group (other than LMG) and $0.5 billion for LMG. The $0.4 billion recorded by AT&T Group was attributable primarily to fair value adjustments of equity derivative instruments related to indexed debt instruments and warrants held in public and private companies. The $0.5 billion recorded by LMG represented the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.


                                   For the Three Months     For the Nine Months
                                   Ended September 30,      Ended September 30,
         (Dollars in Millions)      2002        2001         2002        2001

         Dividend requirements of
           preferred stock, net     $ -         $(235)       $ -         $(652)

              Dividend requirements of preferred stock were $0.2 billion in the third quarter of 2001 and $0.7 billion for the nine months ended September 30, 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock and accordingly were no longer outstanding. As a result, we fully amortized the remaining beneficial conversion feature balance of $0.2 billion in the third quarter of 2001.


                                      For the Three Months   For the Nine Months
                                      Ended September 30,    Ended September 30,
         (Dollars in Millions)         2002        2001       2002        2001

         Premium on exchange of AT&T
           Wireless tracking stock     $ -         $ -        $ -         $(80)


              The premium on exchange of AT&T Wireless tracking stock was $0.1 billion for the nine months ended September 30, 2001. The premium represents the excess of fair value of the Wireless tracking stock issued over the fair value of the AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001.


                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
                                         2002     2001       2002      2001
         AT&T Common Stock Group - per
           basic and diluted share:
            Earnings (loss) - continuing
              operations                 $ 0.05   $ (0.69)   $ (3.45)  $ (0.94)
            Total earnings (loss)        $ 0.05   $  3.13    $ (3.69)  $  2.86

              In the third quarter of 2002, AT&T Common Stock Group had earnings from continuing operations per diluted share of $0.05, compared with a loss per diluted share of $0.69 in the third quarter of 2001. The improved earnings from continuing operations per diluted share in the third quarter of 2002 compared with the third quarter of 2001 was primarily attributable to lower net losses related to other equity investments primarily due to the impact of charges recorded for Concert and AT&T Canada. These improvements were partially offset by lower other income (expense), net (on an after-tax basis). For the nine months ended September 30, 2002, AT&T Common Stock Group had a loss from continuing operations of $3.45 per diluted share, compared with a loss of $0.94 per diluted share in 2001. The increased loss in the nine months ended September 30, 2002, compared with the same prior-year period, was primarily driven by goodwill and franchise impairment charges recorded in the second quarter of 2002, as well as lower other income (expense), net (on an after-tax basis). These negative impacts were partially offset by lower net losses related to other equity investments, primarily due to the impact of charges for Concert and AT&T Canada.

              In the third quarter of 2002, the total earnings per diluted share of AT&T Common Stock Group of $0.05 equaled the loss from continuing operations per diluted share. In the third quarter of 2001, the total earnings per diluted share of $3.13 included the loss from continuing operations of $0.69, as discussed above, as well as a gain of $3.82 per diluted share from the disposition of AT&T Wireless Group.

              The total loss per diluted share of AT&T Common Stock Group for the nine months ended September 30, 2002, of $3.69 included the loss from continuing operations of $3.45, as discussed above, a loss related to the cumulative effect of accounting change of $0.23 and a loss from discontinued operations of $0.02, partially offset by an extraordinary gain of $0.01. In the first nine months of 2001, the total earnings per diluted share of AT&T Common Stock Group of $2.86 included the loss from continuing operations of $0.94, as discussed above, income from discontinued operations of $0.03, a gain from the disposition of AT&T Wireless Group of $3.67, and income related to the cumulative effect of accounting change of $0.10.

              The earnings (loss) per diluted share attributable to Liberty Media Group (LMG) were earnings of $0.04 and a loss of $0.84 for the third quarter and year-to-date periods through July 31, 2001, the deemed effective LMG split-off date for accounting purposes, respectively.

              AT&T Wireless Group reported income of $0.08 per diluted share for the year-to-date period ended June 30, 2001, the deemed effective AT&T Wireless Group split-off date for accounting purposes.


         SEGMENT RESULTS

              In support of the services we provide, we segment our results by the operating units that support our primary lines of business: AT&T Business Services, AT&T Consumer Services and AT&T Broadband. The balance of AT&T's operations, excluding LMG, is included in a corporate and other category. LMG was split-off from AT&T in August 2001.

              EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income (loss) plus other income (expense), minority interest and dividends on subsidiary preferred stock and net pretax (losses) related to other equity investments. In addition to EBIT, we also use EBITDA, excluding other income, to measure AT&T Broadband's segment profitability and performance. EBITDA, excluding other income, for AT&T Broadband is defined as EBIT, excluding other income (expense), net pretax (losses) related to other equity investments, the 2002 goodwill and franchise cost impairment charges and minority interest and dividends on subsidiary preferred stock, plus depreciation and amortization. Interest expense and income taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT, and EBITDA, excluding other income, for AT&T Broadband, are meaningful to investors because they provide analyses of operating results using the same measures used by AT&T's chief operating decision makers. In addition, we believe that EBIT allows investors a means to evaluate the financial results of each segment in relation to total AT&T. EBIT for AT&T was $1,236 million and a deficit of $3,654 million for the three months ended September 30, 2002 and 2001, respectively. EBIT was a deficit of $15,237 million and a deficit of $3,455 million for the nine months ended September 30, 2002 and 2001, respectively. Our calculations of EBIT, and EBITDA, excluding other income, for AT&T Broadband, may or may not be consistent with the calculation of these measures by other public companies. EBIT and EBITDA, excluding other income, should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA, excluding other income, does not take into account changes in certain assets and liabilities as well as interest, income taxes and other income (expense) that can affect cash flows.

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

              Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal Revenue" for services provided to certain other AT&T units and then eliminated within the Corporate and Other group, is now recorded as a contra-expense by AT&T Business Services; the results of certain units previously included in the Corporate and Other group were transferred to the AT&T Business Services segment; the financial impacts of SFAS No. 133 that were previously recorded in the Corporate and Other group were transferred to the appropriate segments. In addition, AT&T Consumer Services and total AT&T revenue was restated in accordance with EITF issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which requires cash incentives given to customers previously recorded as advertising and promotion expense now to be recorded as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. All prior periods have been restated to reflect these changes.

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

                                    For the Three Months     For the Nine Months
                                     Ended September 30,     Ended September 30,
         Dollars in millions         2002         2001      2002         2001
         External revenue
           Service revenue        $ 6,518    $   6,675    $  19,423    $  20,329
           Equipment and product
             sales revenue             84           71          274          207
         Total external revenue     6,602        6,746       19,697       20,536
         Internal revenue              98           61          273          378
         Total revenue            $ 6,700    $   6,807    $  19,970    $  20,914

         EBIT                     $   826    $  (4,390)   $   1,969    $ (1,985)


         OTHER ITEMS
         Capital additions        $   912    $   1,104    $   2,418    $   3,800

                                   At September 30, 2002   At December 31, 2001
         Total assets                    $ 38,621                $ 40,316

         REVENUE

              AT&T Business Services total revenue decreased $0.1 billion, or 1.6%, in the third quarter of 2002, and declined $0.9 billion, or 4.5%, for the nine months ended September 30, 2002, compared with the same periods in 2001. The decreases were primarily due to a decline in long distance voice revenue of approximately $0.3 billion and $1.4 billion in the third quarter of 2002 and the first nine months of 2002, respectively. The decreases were partially offset by growth in data/IP/managed services, including equipment and product sales, and local voice services of approximately $0.2 billion and $0.6 billion for the third quarter of 2002 and the first nine months of 2002, respectively.

              Long distance voice services revenue decreased approximately 8% in the third quarter of 2002 and approximately 13% for the nine months ended September 30, 2002. The decreases were primarily driven by a lower average price per minute reflecting the competitive forces within the industry. Also impacting the decreases was a change in the wholesale-retail product mix, which was largely attributable to an increase in our wholesale business sales, which had a lower price per minute. Long distance voice minutes grew slightly in the third quarter of 2002 and were flat for the nine months ended September 30, 2002, as wholesale minute growth was essentially offset by retail minute declines.

              Data/IP/managed services, excluding equipment and product sales, increased approximately 6% for the third quarter of 2002 and the nine months ended September 30, 2002, compared with the same periods in 2001. When we include equipment and product sales, these services increased approximately 7% in both periods. Growth was driven by increased sales of packet services (IP, frame relay and Asynchronous Transfer Mode, or "ATM") partially offset by a decline in private line services, reflecting an industry trend of customers migrating from private line services to the more cost effective and technologically advanced packet services.

              Local voice services revenue grew approximately 5% in the third quarter of 2002 and approximately 9% for the nine months ended September 30, 2002, compared with the same periods in 2001. This growth reflects our continued focus on increasing the utilization of our existing footprint. AT&T added approximately 170,000 access lines in the third quarter of 2002 and had approximately 3.4 million access lines in service at September 30, 2002. Access lines enable AT&T to provide local service to customers by allowing direct connection from customer equipment to the AT&T network.

              AT&T Business Services internal revenue increased $37 million and decreased $0.1 billion in the third quarter and first nine months of 2002 compared with the same periods in the prior year. Internal revenue is included in the revenue by product discussions above. The increase for the quarter was primarily due to greater sales of services to other AT&T units that resell these services to their external customers, particularly AT&T Broadband. The year-to-date decrease was primarily due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue, partially offset by an increase in sales to AT&T Broadband.

         EBIT

              EBIT increased $5.2 billion, or 118.8%, in the third quarter of 2002 and $4.0 billion, or 199.2%, for the nine months ended September 30, 2002, compared with the same periods in 2001. The increase in both periods was primarily due to higher equity losses of $5.4 billion in the third quarter of 2001 and $5.2 billion for the nine months ended September 30, 2001, primarily related to charges associated with Concert and the estimated losses on AT&T's obligation to purchase the remaining shares of AT&T Canada. These increases were slightly offset by lower operating income of $0.1 billion in the third quarter of 2002 and $0.7 billion for the nine months ended September 30, 2002, resulting from the impact of lower prices within the long distance business, which reflects competitive pricing pressures as well as a shift from higher margin long distance services to lower margin products. In addition, the year-to-date increase was partially offset by a gain of approximately $0.5 billion recorded on the sale of our stake in Japan Telecom in the second quarter of 2001.

         OTHER ITEMS

              Capital additions decreased $0.2 billion, or 17.4%, in the third quarter of 2002 and declined $1.4 billion, or 36.4%, in the first nine months of 2002 compared with the same periods in 2001 as we continue to maintain a disciplined focus on capital spending. These declines reflect significantly lower capital expenditures for network assets that support all services provided by AT&T Business.

              Total assets decreased $1.7 billion, or 4.2%, at September 30, 2002, compared with December 31, 2001. The decrease reflects lower receivables primarily driven by the settlement of receivables from Concert in connection with the Concert unwind and lower long distance revenue.


         AT&T CONSUMER SERVICES

              AT&T Consumer Services provides a variety of communications services to residential customers including domestic and international long distance; transaction-based long distance, such as operator-assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

                              For the Three Months       For the Nine Months
                               Ended September 30,        Ended September 30,
         Dollars in millions    2002         2001          2002         2001
         Revenue                $2,794       $3,770        $8,791       $11,423
         EBIT                   $  618       $1,282        $2,252       $ 3,817


         OTHER ITEMS
         Capital additions      $   34       $   43        $   95       $    96

                               At September 30, 2002      At December 31, 2001
         Total assets                 $ 1,762                     $2,141

         REVENUE

              AT&T Consumer Services revenue decreased $1.0 billion, or 25.9%, in the third quarter of 2002, and $2.6 billion, or 23.0%, for the nine months ended September 30, 2002, compared with the same periods in 2001. The revenue decline in both periods reflects the impact of long distance volume reductions, primarily in traditional long distance voice services such as domestic and international dial services (long distance calls where the number "1" is dialed before the call), and domestic calling card services. Calling volumes declined at a mid-teens percentage rate for the three and nine-month periods ended September 30, 2002, as a result of competition and wireless and
         Internet substitution, partially offset by prepaid card usage. The traditional long distance voice services revenue was negatively impacted by substitution and the impact of ongoing competition, which has led to a loss of market share. In addition, the continued migration of customers to optional calling plans and lower-priced products has also negatively impacted revenue.

         EBIT

              EBIT declined $0.7 billion, or 51.7%, in the third quarter of 2002 compared with the third quarter of 2001. EBIT declined $1.6 billion, or 41.0%, for the nine months ended September 30, 2002, compared with the same period in 2001. The decline in both periods was primarily due to the revenue declines in the long distance business.

              EBIT margin declined to 22.1% in the third quarter of 2002 from 34.0% in the third quarter of 2001. EBIT margin declined to 25.6% for the nine months ended September 30, 2002, from 33.4% for the nine months ended September 30, 2001. The declining EBIT margins primarily reflect the impact of customers who substitute long distance calling with wireless and Internet services and remain AT&T Consumer Services customers generating less revenue, while their billing, customer care and fixed costs remain. The declining EBIT margins also reflect calling volume declines, primarily due to the migration of customers to optional calling plans as well as declining long distance prices, including prepaid cards. EBIT margin in the third quarter of 2002 was also negatively impacted by the recording of an estimated loss on a long-term contract.


         OTHER ITEMS

              Capital additions were about the same in the third quarter of 2002 and the nine months ended September 30, 2002, compared with the same periods in 2001.

              Total assets declined $0.4 billion to $1.8 billion at September 30, 2002, compared with $2.1 billion at December 31, 2001. The decline was primarily due to lower accounts receivable, reflecting lower revenue and slightly improved cash collections.


         AT&T BROADBAND

              AT&T Broadband offers a variety of services through our cable broadband network, including traditional analog video and advanced services such as high-speed data (HSD) service, broadband telephony service and digital video service.

                               For the Three Months      For the Nine Months
                                Ended September 30,       Ended September 30,
         Dollars in Millions    2002         2001        2002          2001
         External revenue       $ 2,546      $ 2,390     $  7,506       $ 7,411
         Internal revenue             1            3            6            12
         Total revenue          $ 2,547      $ 2,393     $  7,512       $ 7,423

         EBIT                   $    45      $  (789)    $(18,840)      $(3,150)
         EBITDA, excluding
           other income         $   569      $   602     $  1,575       $ 1,496

         OTHER ITEMS
         Capital additions      $ 1,092      $   782     $  2,799       $ 2,641

                                At September 30, 2002    At December 31, 2001
         Total assets                 $ 81,933                $ 103,060


         REVENUE

              AT&T Broadband revenue increased $0.2 billion, or 6.4%, for the three months ended September 30, 2002, compared with the corresponding prior year period primarily due to growth in advanced services (broadband telephony, HSD and digital video) and a basic cable rate increase on January 1, 2002, partially offset by a decline due to 2001 net cable dispositions and a loss of basic subscribers.

              AT&T Broadband revenue increased $0.1 billion, or 1.2%, for the nine months ended September 30, 2002, compared with the first nine months of 2001 primarily due to $0.5 billion of growth from advanced services (broadband telephony, HSD and digital video) and a $0.1 billion increase in other basic video services. The increase in basic video services was primarily due to a basic cable rate increase, as well as increased advertising and pay-per-view revenue, partially offset by subscriber losses. These were largely offset by a decline in revenue of $0.6 billion due to 2001 net cable dispositions.

              AT&T Broadband continues to experience a decline in the number of basic subscribers primarily reflecting the impact of increased competition and, to a lesser extent, current economic conditions. A continued loss of basic subscribers could have a significant impact on projected growth in revenue, EBIT, and EBITDA, excluding other income. Growth in revenue, EBIT, and EBITDA, excluding other income, is also largely dependent on AT&T Broadband's ability to offer advanced services, and the completion of AT&T Broadband's plant upgrade is an important factor in offering such services. Failure to complete AT&T Broadband's plant upgrade as anticipated could have a significant impact on future growth in revenue, EBIT, and EBITDA, excluding other income.

              At September 30, 2002, AT&T Broadband serviced 13.1 million basic cable customers, passing 25.1 million homes, compared with 13.7 million basic cable customers, passing 24.6 million homes, at September 30, 2001. At September 30, 2002, we provided digital video service to 4.2 million customers, HSD service to 1.9 million customers and broadband telephony service to 1.3 million customers. This compares with 3.2 million digital-video customers, 1.4 million HSD customers, and 0.9 million broadband telephony customers at September 30, 2001.

         EBIT/EBITDA, Excluding Other Income

              EBIT increased $0.8 billion in the third quarter of 2002 compared with the third quarter of 2001 primarily as a result of higher other income due to lower losses of $0.4 billion on the sale of businesses and investments and lower depreciation and amortization expenses of $0.3 billion primarily as a result of the adoption of SFAS No. 142. In addition, higher contributions from advanced services also contributed to the EBIT improvement. These were partially offset by $0.1 billion of Comcast merger related costs recorded in 2002.

              EBIT declined $15.7 billion for the first nine months of 2002 compared with the same period of 2001 primarily due to goodwill and franchise impairment charges of $16.5 billon, higher cost and equity method investment impairment charges of $2.2 billion and Comcast merger related costs of $0.2 billion recorded in 2002. These were partially offset by a $1.2 billion charge taken in the first quarter of 2001 due to the adoption of SFAS No. 133 and lower depreciation and amortization expenses of $1.0 billion primarily as a result of the adoption of SFAS No. 142. In addition, EBIT was positively impacted by higher other income of $0.7 billion due to lower losses on sales of businesses and investments and higher income due to the revaluation of certain financial instruments. Higher contributions from advanced services, as well as lower restructuring charges of $0.1 billion, also partially offset the EBIT decline.

              EBITDA, excluding other income, declined $33 million, or 5.6%, in the third quarter of 2002 compared with the third quarter of 2001 primarily due to Comcast merger related costs recorded in 2002 as well as decreased contributions from video services, partially offset by higher contributions from advanced services. EBITDA excluding other income increased $0.1 billion, or 5.3%, for the first nine months of 2002 compared with the same period of 2001 primarily due to higher contributions from advanced services, as well as lower restructuring charges. These were partially offset by Comcast merger related costs recorded in 2002, and a decline related to net cable dispositions in 2001.

         OTHER ITEMS

              Capital additions increased $0.3 billion, or 39.6%, for the three months ended September 30, 2002, and increased $0.2 billion, or 6.0%, for the first nine months of 2002, compared with the same periods of 2001. The capital spending in both periods was primarily related to support of advanced services and network construction and upgrade.

              Total assets at September 30, 2002, were $81.9 billion compared with $103.1 billion at December 31, 2001. The decrease in total assets was primarily due to a $13.7 billion decrease in franchise costs and a $4.2 billion decrease in goodwill, primarily reflecting asset impairment charges including the impact of adopting SFAS No. 142. In addition, we recorded approximately $2.3 billion of impairment charges on investments.

              AT&T Broadband and Bresnan Broadband Holdings, LLC ("Bresnan") continue efforts toward closing the transactions contemplated by the Asset Purchase Agreement dated as of April 5, 2002, pursuant to which AT&T Broadband will sell to Bresnan cable systems in the States of Colorado, Wyoming, Montana and Utah. Closing is subject to satisfaction of specified conditions, including a requirement that the systems have no fewer than 305,000 subscribers, that certain consents of franchising authorities and other third parties have been obtained, and that there has not occurred (a) a material adverse change in the business, operations, financial condition, results of operations or prospects of the systems or the business, (b) a material market disruption, or (c) a material change in the financial, banking, capital or syndication markets. The management of AT&T Broadband does not believe the transaction will close prior to the closing of the merger between AT&T Broadband and Comcast.


         CORPORATE AND OTHER

              This group reflects the results of corporate staff functions, the elimination of transactions between segments, as well as the results of Excite@Home in 2001.

                               For the Three Months       For the Nine Months
                                Ended September 30,        Ended September 30,
         Dollars in millions    2002          2001        2002         2001

         External revenue       $   14        $  129      $  50        $   403
         Internal revenue          (99)          (64)      (279)          (390)
         Total revenue          $  (85)       $   65      $(229)       $    13

         EBIT                   $ (253)       $  243      $(618)       $(2,137)


         OTHER ITEMS
         Capital additions      $   23        $   51      $  47        $   311

                               At September 30, 2002     At December 31, 2001
         Total assets                 $15,722                   $19,765

         REVENUE

              Revenue for Corporate and Other decreased $0.2 billion in the third quarter of 2002 compared with the third quarter of 2001 and decreased $0.2 billion in the nine months ended September 30, 2002, compared with the same prior year period. The deconsolidation of Excite@Home contributed $0.1 billion and $0.3 billion to the external revenue decrease for the quarter and year-to-date periods, respectively. Partially offsetting the decline in revenue for the year-to-date period was lower internal revenue eliminations of $0.1 billion primarily as a result of the split-off of AT&T Wireless on July 9, 2001.

         EBIT

              EBIT declined $0.5 billion in the third quarter of 2002 to a deficit of $0.3 billion, and improved $1.5 billion in the nine months ended September 30, 2002, to a deficit of $0.6 billion, compared with the corresponding periods in 2001. The decline in the third quarter of 2002 was primarily due to a $0.5 billion tax-free gain recorded in the third quarter of 2001 associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange. Also contributing to the EBIT decline was a $0.2 billion impairment charge recorded in 2002 of certain leases of aircraft, which are accounted for as leveraged leases, and a lower pension credit of $0.1 billion, primarily driven by a lower long-term expected rate of return and decreased returns on plan assets. These declines were partially offset by $0.3 billion from the impact of the deconsolidation of Excite@Home. The improvement in EBIT for the nine months ended September 30, 2002, was largely due to lower losses related to equity investments of approximately $1.2 billion, primarily related to the impairment of our investment in Net2Phone in the second quarter of 2001. The improvement was also the result of a $0.8 billion loss on the second quarter 2001 Excite@Home put obligation settlement with Cox and Comcast, the impact of the deconsolidation of Excite@Home of $0.7 billion, and lower transaction costs of $0.1 billion associated with AT&T's restructuring announced in October of 2000. The EBIT improvements were partially offset by the $0.5 billion gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless as noted above, a $0.2 billion decline related to the on-going valuation activity of certain financial instruments, a lower pension credit of $0.3 billion, primarily driven by a lower long-term expected rate of return and decreased returns on plan assets, and a $0.2 billion impairment charge recorded in 2002 of certain leases of aircraft which are accounted for as leveraged leases.


         OTHER ITEMS

              Capital additions decreased $28 million, or 56.1% in the third quarter of 2002 and $0.3 billion, or 85.1%, in the nine months ended September 30, 2002, compared with the corresponding 2001 periods. The decrease in both periods was primarily attributable to the impact of the deconsolidation of Excite@Home.

              Total  assets  decreased  $4.0  billion   at  September  30, 2002,
         compared with December 31, 2001. The decrease was primarily driven by a lower cash balance held at September 30, 2002.


         LIQUIDITY

                                                                              For the Nine Months Ended
                                                                                       September 30,
                                                                                  2002           2001

         (Dollars in Millions)
         CASH FLOWS:
           Provided by operating activities of continuing operations          $ 7,688       $   7,221
           Used in investing activities of continuing operations               (5,251)           (515)
           Used in financing activities of continuing operations               (6,103)         (7,432)
           Provided by discontinued operations                                      -           4,860


              Net cash provided by operating activities of continuing operations of $7.7 billion for the nine months ended September 30, 2002, was primarily from $9.2 billion of income from continuing operations, excluding non-cash income items. This source of cash was partially offset by net changes in other operating assets and liabilities of $1.4 billion primarily due to lower payroll and benefit related liabilities and income taxes payable. Also offsetting the cash source was a decrease in accounts payable of $0.3 billion. Net cash provided by operating activities of continuing operations of $7.2 billion for the nine months ended September 30, 2001, was primarily from income from continuing operations, excluding non-cash income items and the adjustment for net gains on sales of businesses of $8.7 billion. These cash sources were partially offset by a net change in other operating assets and liabilities of $0.9 billion primarily due to payments to Liberty Media Group, partially offset by higher income taxes payable. Also offsetting the source of cash was a decrease in accounts payable of $0.5 billion.

              AT&T's investing activities of continuing operations resulted in a net use of cash of $5.3 billion for the nine months ended September 30, 2002, compared with $0.5 billion for the comparable period in 2001. In the first nine months of 2002, AT&T spent $5.3 billion on capital expenditures. For the nine months ended September 30, 2001, AT&T spent approximately $6.7 billion on capital expenditures and received approximately $4.8 billion primarily from the net dispositions of cable systems and approximately $1.8 billion from the sale of various investments.

              For the nine months ended September 30, 2002, net cash used in financing activities of continuing operations was $6.1 billion, compared with $7.4 billion for the nine months ended September 30, 2001. In the first nine months of 2002, AT&T made net payments of $8.1 billion to reduce debt and received $2.6 billion from the issuance of AT&T common stock. In the first nine months of 2001, AT&T made net payments of $11.0 billion to reduce debt and paid AT&T Wireless $5.8 billion to settle an intercompany loan in conjunction with its split-off from AT&T. In addition, AT&T received $9.8 billion from the issuance of convertible preferred stock and warrants to NTT DoCoMo.

              At September 30, 2002, we had current assets of $17.7 billion and current liabilities of $20.7 billion. The current assets were primarily comprised of trade and other receivables of $7.3 billion and cash of $6.9 billion. The current liabilities were primarily comprised of debt maturing within one year of $6.6 billion, other current liabilities of $4.7 billion, accounts payable of $4.3 billion and AT&T's obligation for AT&T Canada of $3.5 billion. We expect to fund our operations primarily with cash from operations, cash on hand, commercial paper and our securitization program. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity.

              In June 2002, AT&T registered $7.0 billion of private placement notes issued in November 2001 in conjunction with our $10.0 billion global bond offering and commenced a tender on the private notes for registered notes. The note exchange was completed on August 2, 2002. Due to certain rating downgrades described below, the coupon on the entire $10.0 billion global bond offering increased by 50 basis points primarily effective with the interest payment period that begins after the November 15, 2002, interest payment is due. The additional interest expense associated with this increase is estimated to be $8 million in 2002 and $50 million in 2003.

              On October 9, 2002, we closed a $4.0 billion syndicated 364-day credit facility led by Citibank, Credit Suisse First Boston, Goldman Sachs and JP Morgan that replaced our existing undrawn $8.0 billion credit facility. The new facility is expected to remain in effect following the spin-off of AT&T Broadband and the close of its proposed merger with Comcast. The new facility is also expected to be adequate to back up any AT&T commercial paper or other short-term debt maturing over the course of the next year. The previous credit facility contained a financial covenant that required AT&T to maintain a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding
         3.00 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. At September 30, 2002, we were in compliance with this covenant. The new credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 3.75 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. After the Broadband spin-off, the net debt-to-EBITDA requirement will change to
         2.25 to 1.00 and the facility amount will reduce to $3.0 billion.

              The holders of certain private debt with an outstanding balance of $0.8 billion at September 30, 2002, have an annual right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the elimination of this put right for 2002, AT&T posted a cash-collateralized letter of credit totaling $0.4 billion. The creditor could accelerate repayment of the debt if unfavorable local law changes were to occur in its country of operation.

              During the second and third quarters of 2002, AT&T renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities. Together the programs provide up to $2.0 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitization are recorded as a borrowing and included in short-term debt. At September 30, 2002, approximately $1.5 billion was outstanding. The terms of these facilities have been extended to June (AT&T Business Services) and July (AT&T Consumer Services) of 2003.

              In June 2002, AT&T sold 230 million shares of AT&T common stock receiving net proceeds of $2.5 billion. On October 8, 2002, these funds, along with funds from other short-term sources, which are reflected in the cash balance at September 30, 2002, were used to satisfy AT&T's obligation to the AT&T Canada shareholders.

              On May 29, 2002, Moody's lowered its rating of long-term debt issued or guaranteed by AT&T to Baa2 from A3. Moody's also confirmed AT&T's short-term rating as Prime-2. On October 8, 2002, Moody's confirmed AT&T's Baa2 rating on senior long term debt with a negative outlook. Moody's ratings outlook for AT&T remains negative but AT&T is not currently on review for any additional downgrade by Moody's. On June 3, 2002, Fitch Ratings also downgraded AT&T's long-term debt rating to BBB+ from A-, with the rating remaining on Rating Watch Negative pending completion of the AT&T Comcast transaction. On October 4, 2002, Fitch reiterated the BBB+ rating on AT&T and indicated the rating outlook would be stable. AT&T's long-term debt ratings remain BBB+ and Credit Watch with negative implications by Standard & Poor's Ratings Group (Standard & Poor's). On October 10, 2002, Standard & Poor's confirmed AT&T's BBB+ rating and stated that following the AT&T Comcast transaction, Standard & Poor's expects AT&T to have a stable outlook. Additional debt rating downgrades could require AT&T to pay higher rates on certain existing debt and pay higher rates or prepay certain operating leases. If our ratings are downgraded below investment grade by Standard & Poors or Moody's, there are provisions in our securitization programs which could require the outstanding balances to be paid by the collection of the receivables. In addition, there are provisions in several of our debt instruments that require us to pay the present value of up to $0.6 billion of future interest payments if our credit ratings are downgraded below investment grade. As of September 30, 2002, this amount would be $0.2 billion excluding the debt expected to go to AT&T Broadband in conjunction with the spin-off. We do not believe downgrades below investment grade are likely to occur.

              On February 27, 2002, AT&T signed an agreement with AT&T Latin America (ALA) that restructured ALA's short-term and long-term debt, preferred stock and interest dividends held by AT&T. At September 30, 2002, $0.9 billion was outstanding, which included interest and dividends. ALA's senior secured vendor financing of $0.3 billion became effective on March 27, 2002. The AT&T-provided debt and preferred facilities are subordinated to the ALA senior secured vendor financing. The agreement between AT&T and ALA, which also took effect on March 27, 2002, extends the maturity and redemption dates of all ALA debt and preferred stock payable to AT&T to October 2008. ALA may be required to make earlier prepayments of debt or redemptions of preferred stock out of the net proceeds of certain future equity and debt offerings. In addition, while the vendor financing is outstanding, the agreement defers interest payments on all AT&T debt and dividend payments on AT&T preferred stock until October 2008.

              On October 21, 2002, ALA announced that it anticipates a liquidity shortfall commencing in the fourth quarter of 2002. ALA's current situation has no impact on AT&T's ability to meet global business customers' needs whether those operations are based in or extend to the Latin America region. ALA is consolidated with AT&T's operations, however, on an unconsolidated basis, AT&T's investment in ALA currently has a book value of approximately $1.2 billion including the financing and preferred stock discussed above. The recorded value of AT&T's investment could be impacted by actions taken by ALA. AT&T holds a 69% economic stake and a 95% voting stake in AT&T Latin America.

              If the proposed spin-off of AT&T Broadband occurs as currently structured, the debt of TCI and MediaOne will be included in the net assets spun-off and will be included in AT&T Comcast. The amount of this third-party debt at September 30, 2002, was $15.0 billion. The amount of intercompany debt of AT&T Broadband payable to AT&T that is outstanding at the time of the spin-off will be paid immediately prior to the spin-off. At September 30, 2002, such intercompany debt amounted to approximately $7.8 billion. On October 4, 2002, AT&T and Comcast announced an exchange offer of an aggregate of $11.8 billion of AT&T's existing debt securities as part of the planned combination of Comcast and AT&T Broadband. The exchange closed on November 8, 2002, and involved two kinds of exchanges. In the first kind of exchange, AT&T exchanged $3.5 billion for notes that, upon completion of the AT&T Comcast transaction, will become new Broadband notes and will be unconditionally guaranteed by AT&T Comcast Corporation and certain of its subsidiaries. The new Broadband notes reduced the amount that AT&T Broadband was required to pay to AT&T upon the spin-off. In the second kind of exchange, AT&T exchanged $4.7 billion for new AT&T notes that will remain solely obligations of AT&T and upon completion of the AT&T Comcast transaction, will have revised terms described in the prospectus, including the revised maturity date and/or interest rate. In addition, AT&T's quarterly convertible income preferred securities, which had a book value of $4.7 billion at September 30, 2002, will be included in the net assets spun-off and will be transferred to AT&T Comcast. These securities will be settled by being converted into shares of AT&T Broadband, which will then be converted into shares of AT&T Comcast. If the transfer to AT&T Comcast does not occur within a specified period as prescribed in the merger agreement, AT&T Broadband will pay AT&T an amount equal to the fair value of the securities, determined pursuant to an appraisal process.

              In August 2002, AT&T and Comcast Corporation reached an agreement with AOL Time Warner to restructure the Time Warner Entertainment (TWE) partnership. As part of the AT&T Broadband merger agreement, AT&T Comcast will assume AT&T's interest in TWE upon the closing of the merger of AT&T Broadband with Comcast. Under the TWE agreement, AT&T Broadband will receive $2.1 billion in cash, $1.5 billion in common stock of AOL Time Warner, Inc. and an effective 21% passive equity interest in a new cable company. This agreement is expected to close in the first half of 2003.

              AT&T owns a 49% economic interest in Alestra S. de R.L. de C.V., a telecommunications company in Mexico. Alestra announced that it will not be able to make a $35 million bond payment due on November 15, 2002, and that it is working with Morgan Stanley in restructuring its capital structure of the company. Alestra is currently seeking SEC approval on a Registration Statement and hopes to launch an offer to its bondholders in late November/early December. Standard and Poor's had downgraded Alestra's corporate credit rating and said it would likely default on its debt obligations during financial year 2002, probably by way of a bond restructuring. Moody's also downgraded all rating of Alestra stating that "based upon current long distance network asset valuations, Moody's considers that unsecured debt holders face poor recovery prospects in a distress scenario." AT&T cannot predict what the impact of these developments will be. If Alestra is able to restructure its debt, AT&T may provide funding to Alestra.

              If AT&T's debt ratings are further downgraded or any of the risks or covenants noted above are triggered, AT&T may not be able to obtain sufficient financing in the timeframe required, and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at September 30, 2002. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunication providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced. This could negatively impact our ability to pursue acquisitions, make capital expenditures to expand our network and cable plant or to pay dividends.

              In light of recent publicly reported developments, AT&T is examining the impact to it if various telecommunications companies and vendors are unable to satisfy their agreement with AT&T, including the separation agreements between AT&T and Lucent Technologies, Inc. While AT&T has not completed its review and can not quantify the impact, if any, it is possible that under certain circumstances any such inability by telecommunications companies and vendors, including the inability of Lucent to meet its obligations under such agreements, could have negative financial and operational impacts on AT&T, which may be material.

         Contractual Cash Obligations

              At September 30, 2002, AT&T had an approximate 31% equity ownership in AT&T Canada. On June 25, 2002, under the terms of the 1999 merger agreement, AT&T triggered the purchase of the remaining equity of AT&T Canada for the Back-end Price, which is the greater of the floor price and the fair market value. AT&T arranged for Tricap Investments Corporation, a wholly owned subsidiary of Brascan Financial Corporation, to purchase an approximate 63% equity interest in AT&T Canada and CIBC Capital Partners to acquire an approximate 6% equity interest in AT&T Canada. As part of this agreement, which closed on October 8, 2002, AT&T agreed to pay the purchase price for the AT&T Canada shares on behalf of Tricap Invetments Corporation and CIBC Capital Partners. AT&T funded the purchase price partly with the net proceeds of approximately $2.5 billion raised in the sale of 230 million shares of AT&T common stock on June 11, 2002. The remaining portion of the obligation was financed through short-term sources. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the transaction. AT&T continues to hold a 31% ownership interest in AT&T Canada. The liability at September 30, 2002, of $3.5 billion, was reflected as "AT&T Canada Obligation" in the Consolidated Balance Sheet.

              AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. These contracts are based on volumes and have penalty fees if certain volume levels are not met. We assessed our minimum exposure based on penalties to exit the contracts. At December 31, 2001, penalties to exit these contracts in any given year totaled approximately $1.5 billion. At September 30, 2002, this amount has increased to approximately $2.1 billion, primarily as a result of the company entering into additional contracts.


         FINANCIAL CONDITION

                                           September 30,       December 31,
                                                   2002               2001
         Dollars in Millions
         Total assets                       $ 138,038          $ 165,282
         Total liabilities                     89,076            105,322
         Total shareowners' equity             42,863             51,680

              Total assets decreased $27.2 billion, or 16.5%, to $138.0 billion at September 30, 2002, compared with December 31, 2001. This decrease was largely driven by a $13.7 billion decrease in franchise costs and a $4.2 billion decrease in goodwill, primarily reflecting the asset impairment charges related to our AT&T Broadband segment, including the impact of adopting SFAS No. 142. The decrease in assets was also due to $6.1 billion of lower investments and related advances resulting from unfavorable mark-to-market adjustments on monetized investments and permanent impairments on certain investments, as well as a $3.7 billion reduction in cash.

              Total liabilities decreased $16.2 billion, or 15.4%, to $89.1 billion at September 30, 2002, from $105.3 billion at December 31, 2001. This decrease was primarily a result of $10.6 billion in lower debt, primarily reflecting the pay down of short-term debt, as well as favorable mark-to-market adjustments on certain derivatives embedded in debt that are indexed to various investments, partially offset by unfavorable mark-to-market adjustments on foreign debt resulting from fluctuations in exchange rates. The decrease in liabilities also includes $3.7 billion of lower deferred income taxes, primarily resulting from the deferred tax benefits associated with the impairment of franchise costs and certain investments, partially offset by the reclassification of the tax liabilities associated with our AT&T Canada obligation to current deferred income tax asset and the recording of deferred tax liabilities associated with deductible 2002 tax depreciation in excess of depreciation recorded in accordance with generally accepted accounting principles. Although not impacting total liabilities, our obligation related to AT&T Canada was reclassified from other long-term liabilities and deferred credits to the short-term liability, AT&T Canada obligation, as a result of our satisfaction of the obligation in October 2002.

              Minority interest decreased $2.2 billion, or 61.5%, to $1.4 billion at September 30, 2002, from $3.6 billion at December 31, 2001. This decrease was primarily due to the exchange and redemption of all TCI Pacific preferred shares for AT&T common shares.

              Total shareowners' equity decreased $8.8 billion, or 17.1%, to $42.9 billion at September 30, 2002, from $51.7 billion at December 31, 2001. This decrease was primarily due to an increase in the accumulated deficit resulting from net losses of $13.6 billion, which were largely driven by the asset impairments recorded related to our AT&T Broadband segment, partially offset by a $2.5 billion increase in additional paid-in capital and AT&T common stock resulting from our June 2002 common stock offering and $2.1 billion resulting from the exchange and redemption of all TCI Pacific preferred shares for AT&T common shares.

              During the first three quarters of 2002, when AT&T declared its quarterly dividends to the AT&T Common Stock Group shareowners, the company was in an accumulated deficit position. As a result, the company reduced additional paid-in capital by $0.4 billion, the entire amount of the dividends declared.

              The ratio of total debt to total capital for AT&T (total debt divided by total debt and equity) was 47.4% at September 30, 2002, compared with 47.7% at December 31, 2001. For purposes of this calculation, equity includes the convertible trust preferred securities and subsidiary redeemable preferred stock. In addition, included in total debt was approximately $5.4 billion and $8.6 billion of notes at September 30, 2002, and December 31, 2001, respectively, which are exchangeable into or collateralized by securities we own. Excluding this debt, the debt ratio at September 30, 2002, was 44.0%, compared with 43.4% at December 31, 2001.

              Given the decline in the value of equity holdings in AT&T's pension trust, we expect that the market value of these pension assets at December 31, 2002, will be lower than previously anticipated, and may be lower than the accumulated benefit obligation (ABO) for the AT&T Management Pension Plan. Under SFAS No. 87, "Employer's Accounting for Pensions," a company is required to record an additional minimum liability equal to the amount of the unfunded ABO. This liability would be offset by an intangible asset equal to the amount of unrecognized prior service cost, and a charge to equity, net of taxes. The actual 2002 minimum liability will be calculated on the next measurement date of the plan, which is December 31, 2002, and is dependent on plan asset values at that time, as well as assumptions used to measure pension obligations and could result in a net charge to equity.


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

              We have entered into combined interest rate forward contracts to hedge foreign-currency-denominated debt. Assuming a 10% downward shift in interest rates, the fair value of the contracts at September 30, 2002, would have changed by $2 million.

              We have certain notes which are indexed to the market price of equity securities we own. Certain of these notes contain embedded derivatives, while other debt was issued in conjunction with net purchased options. Changes in the market prices of these securities result in changes in the fair value of the derivatives. Assuming an upward 10% change in the market price of these securities, the fair value of the combined collars and underlying debt would increase by $342 million at September 30, 2002. The change in fair value referenced above does not represent the actual change in fair value we would incur under normal market conditions because all variables other than the equity prices were held constant in the calculations.


         RECENT ACCOUNTING PRONOUNCEMENTS

              In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard will be adopted on January 1, 2003. AT&T is evaluating the impact that the adoption of this statement will have on AT&T's results of operations, financial position or cash flows.

              On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. An entity is not prohibited from classifying such gains and losses as extraordinary items, as long as they meet the criteria of APB No. 30. In addition, SFAS No. 145 requires sale-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for AT&T would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. AT&T does not expect that the adoption of SFAS No. 145 will have a material impact on AT&T's results of operations, financial position or cash flows.

              On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated-nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred.


         SUBSEQUENT EVENTS

              On November 5, 2002, AT&T was served with a shareholder lawsuit filed on October 29, 2002, in the Court of Chancery of the State of Delaware. The lawsuit names AT&T and each member of the board of directors of AT&T Latin America (ALA) as defendants, asserting, among other things, that AT&T as a majority shareholder and the named directors breached fiduciary duties to ALA. AT&T will vigorously contest the allegations set forth in the lawsuit.

              On November 7, 2002, certain creditors of At Home Corp. (At Home) filed a class action against AT&T in California state court asserting claims relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of AT&T's relationship with At Home. As described in the joint proxy statement and prospectus of AT&T and Comcast, dated May 14, 2002, liability (if any) arising from this lawsuit would be shared equally between AT&T and AT&T Broadband, and then following the merger of Comcast and AT&T Broadband, any such liability would be shared equally between AT&T and AT&T Comcast.


Item 4. CONTROLS AND PROCEDURES

              Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II - OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on July 10, 2002.

(b)      Election of Directors
                                                  Votes
                                                (Millions)
              Nominee                 For                      Withheld
        C. Michael Armstrong         2,978                        162
        J. Michael Cook              2,995                        145
        Kenneth T. Derr              2,994                        146
        David W. Dorman              2,996                        144
        M. Kathryn Eickhoff          2,994                        146
        George M. C. Fisher          3,006                        134
        Frank C. Herringer           3,007                        133
        Amos B. Hostetter, Jr.       2,999                        141
        Shirley A. Jackson           3,004                        136
        Donald F. McHenry            2,993                        147
        Charles H. Noski             3,005                        136
        Louis A. Simpson             3,006                        134
        Michael I. Sovern            2,993                        147
        Sanford I. Weill             3,002                        138
        Tony L. White                2,995                        146

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated May 14, 2002.

     (i) Ratification of Auditors

                                                                            For          Against      Abstain
        Ratification of the firm of PricewaterhouseCoopers, LLP as
        the independent auditors to audit the registrant's financial       2,935           117
        statements for the year 2002. (*)                                (96.18%)        (3.82%)         89

     (ii) Directors' Proposals:
                                                                            For          Against      Abstain    Non-Vote
        Approve the merger of AT&T Broadband and Comcast Corp.(**)         2,523            86           38      493
                                                                         (70.12%)        (2.40%)      (1.05%)
        Approve the AT&T Comcast Charter (*)                               2,431           177           39      493
                                                                         (91.85%)        (6.69%)      (1.46%)
        Approve the creation of Consumer Services Group Tracking           2,218           384           45      493
        Stock (**)                                                       (61.65%)       (10.66%)      (1.26%)
        Approve the Consumer Services Incentive Plan(*)                    2,139           439           69      493
                                                                         (82.98%)       (17.02%)
        Approve an amendment to the Employee Stock Purchase Plan (*)       2,393           194           60      493
                                                                         (92.49%)        (7.51%)
        Approve the Reverse Stock Split (**)                               2,913           165           63
                                                                         (80.96%)        (4.57%)      (1.75%)

     (iii) Shareholders' Proposals
                                                                            For          Against      Abstain    Non-Vote

        Equal Opportunity Statement (*)                                  293           2,254         100         493
                                                                       (11.50%)       (88.50%)
        Employee Pension Plan (*)                                        255           2,301          90         493
                                                                       (9.97%)        (90.03%)
        Future Restructuring Matter (*)                                 1,049          1,507          91         493
                                                                       (41.06%)       (58.94%)
        Severance Contracts (*)                                          546           1,987         114         493
                                                                       (21.55%)       (78.45%)
        Executive Compensation (*)                                        397          2,140         110         493
                                                                       (15.64%)       (84.36%)

     *Percentages are based on the total common shares voted. Approval of this proposal required a majority of the votes.

     ** Percentages are based on the total number of outstanding common shares. Approval of this proposal required a majority of the outstanding shares of AT&T common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Number

                  12       Computation of Ratio of Earnings to Fixed Charges
                  99.1     CEO Certification of Periodic Financial Reports
                  99.2     CFO Certification of Periodic Financial Reports


         (b)      Reports on Forms 8-K

         Form 8-K dated August 23, 2002, was filed pursuant to Item 5 and
           Item 7 on August 23, 2002.
         Form 8-K dated August 14, 2002, was filed pursuant to Item 9 on
           August 14, 2002.
         Form 8-K dated August 13, 2002, was filed pursuant to Item 5 and
           Item 7 on August 13, 2002.
         Form 8-K dated August 13, 2002, was filed pursuant to Item 9 on
           August 13, 2002.
         Form 8-K dated August 12, 2002, was filed pursuant to Item 5 and
           Item 7 on August 12, 2002.
         Form 8-K dated July 30, 2002, was filed pursuant to Item 5 on
           July 30, 2002.
         Form 8-K dated July 23, 2002, was filed pursuant to Item 5 and
           Item 7 on July 29, 2002.
         Form 8-K dated July 17, 2002, was filed pursuant to Item 5 and
           Item 7 on July 22, 2002.
         Form 8-K dated July 10, 2002, was filed pursuant to Item 5 and
           Item 7 on July 11, 2002.
         Form 8-K dated July 1, 2002, was filed pursuant to Item 5 on
           July 3, 2002.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AT&T Corp.


                                   /s/    N.S. Cyprus
                                   ---------------------
                                   By:    N.S. Cyprus
                                          Vice President and Controller
                                          (Principal Accounting Officer)


Date:    November 12, 2002

                                 CERTIFICATIONS

I, C. Michael Armstrong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The   registrant's   other certifying   officers and   I are  responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                            /s/    C. Michael Armstrong
                            ---------------------------
                                   Chief Executive Officer


I, Thomas W. Horton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                              /s/   Thomas W. Horton
                              -------------------------
                                    Chief Financial Officer




Exhibit Index


Exhibit
Number



12       Computation of Ratio of Earnings to Fixed Charges
99.1     CEO Certification of Periodic Financial Reports
99.2     CFO Certification of Periodic Financial Reports





                                                                      Exhibit 12




              AT&T's loss for the nine months ended September 30, 2002, was inadequate to cover fixed charges, dividend requirements on subsidiary preferred stock and interest on trust preferred securities in the amount of $16.0 billion.


                                                                    Exhibit 99.1

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, C. Michael Armstrong, Chief Executive Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  November 12, 2002


                            /s/   C. Michael Armstrong
                            ----------------------------
                                  C. Michael Armstrong


                                                                    Exhibit 99.2

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, Thomas W. Horton, Chief Financial Officer of AT&T Corp., certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  November 12, 2002


                              /s/   Thomas W. Horton
                              ---------------------------
                                    Thomas W. Horton