Form 10-K
period 2002-12-31
AT&T CORP
filed 2003-03-31
CIK 5907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

AS FILED ELECTRONICALLY WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH   ,
                                      2003

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                   ONE AT&T WAY, BEDMINSTER, NEW JERSEY 07921
                         TELEPHONE NUMBER 908-221-2000
                          INTERNET ADDRESS: ATT.COM/IR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of voting common stock held by non-affiliates was approximately $16.9 billion (based on closing price of those shares as of the last business day of the registrant's most recently completed second fiscal quarter). At February 28, 2003, 784,731,748 shares of AT&T common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to the 2003 Annual Meeting of Shareowners (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                ON WHICH REGISTERED
                   -------------------                               ---------------------
Common Shares                                               New York, Boston, Chicago,
  (Par Value $1 Per Share)                                  Philadelphia and Pacific
                                                            Stock Exchanges

Five Year 5 5/8% Notes due March 15, 2004
Five Year 6 3/8% Notes due March 15, 2004
Ten Year 6 3/4% Notes, due April 1, 2004
Ten Year 7 1/2% Notes, due April 1, 2004
Ten Year 7% Notes, due May 15, 2005
Twelve Year 7 1/2% Notes, due June 1, 2006
Twelve Year 7 3/4% Notes, due March 1, 2007                 New York Stock Exchange
Ten Year 6% Notes due March 15, 2009
6 1/2% Notes due March 15, 2013
Thirty Year 8 1/8% Debentures, due January 15, 2022
Thirty Year 8.35% Debentures, due January 15, 2025
Thirty-Two Year 8 1/8% Debentures, due July 15, 2024
Thirty Year 6 1/2% Notes due March 15, 2029
Forty Year 8 5/8% Debentures, due December 1, 2031

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     AT&T Corp. was incorporated in 1885 under the laws of the State of New York and has its principal executive offices at One AT&T Way, Bedminster, New Jersey, 07921 (telephone number, 908-221-2000; internet address, att.com/ir).

     AT&T is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government entities. AT&T and its subsidiaries furnish domestic and international long distance, regional, local and Internet communications services. AT&T's primary lines of business are AT&T Business Services and AT&T Consumer Services.

                                 RESTRUCTURING

     On October 25, 2000, AT&T announced a restructuring plan to be implemented by various independent actions designed to fully separate or issue separately tracked stocks intended to reflect the financial performance and economic value of each of AT&T's then four major operating units: Broadband Services, Business Services, Consumer Services and Wireless Services.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock, held by AT&T, were distributed to AT&T common shareowners on a basis of 0.3218 of a share (1.609 as adjusted for AT&T's November 18, 2002 one-for-five reverse stock split) of AT&T Wireless for each AT&T share outstanding.

     On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively.

     On November 18, 2002, AT&T completed the spin-off of AT&T Broadband and simultaneously merged it with Comcast Corporation. Each AT&T shareowner received a distribution of 0.3235 of a share (1.6175 shares reverse split adjusted) of Comcast Class A common stock for each share of AT&T common stock outstanding.

     On July 10, 2002, AT&T shareholders approved an amendment to AT&T's charter to create a new class of AT&T common stock, the AT&T Consumer Services Group tracking stock. AT&T has not determined when or whether these shares would be issued, which would be dependent on sufficient market receptivity and support.

     On July 10, 2002, AT&T shareowners approved a one-for-five reverse stock split of AT&T common stock. The reverse stock split was effected on November 18, 2002 immediately after the completion of the spin-off of AT&T Broadband.

                     DESCRIPTION OF AT&T BUSINESS SERVICES

OVERVIEW

     AT&T Business Services is one of the nation's largest business services communications providers, offering a variety of global communications services to over 4 million customers, including large domestic and multinational businesses, small and medium-sized businesses and government agencies. AT&T Business Services operates one of the largest telecommunications networks in the United States and, through AT&T's Global Network Services, provides an array of services and customized solutions in 60 countries and 850 cities worldwide.

     AT&T Business Services provides a broad range of communications services and customized solutions, including:

     - long distance, international and toll-free voice services;

     - local services, including voice private line, local data and special access services;

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

     Furthermore, the introduction and growth of wireless carriers has also put additional competitive pressure on traditional voice long distance business services, particularly in the "dial 1" long distance, card and operator services segments.

SERVICES AND PRODUCTS

  VOICE SERVICES

     Long Distance Voice Services. AT&T Business Services' long distance voice communication offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select AT&T Business Services as their primary long distance carrier.

     AT&T Business Services offers toll-free (for example, 800) inbound services, where the receiving party pays for the call. These services are used in a wide variety of applications, including sales, reservation centers or customer service centers. AT&T Business Services also offers a variety of value-added features to enhance customers' toll-free services, including call routing by origination point and time-of-day routing. In addition, AT&T Business Services provides virtual private network applications, including dedicated outbound facilities.

     AT&T Business Services offers audio and video teleconferencing services, as well as web-based video conferencing. These services offer customers the ability to establish automated teleconference lines, as well as teleconferences moderated by an AT&T representative. Customers can also establish a dedicated audio conference number that can be used at any time without the necessity of a reservation.

     AT&T Business Services also offers a variety of calling cards that allow the user to place calls from virtually anywhere in the world. Additional features include prepaid phone cards, conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

     Business local services. AT&T Business Services' local services provides a wide range of local voice and data telecommunications services in major metropolitan markets throughout the United States. Services include basic local exchange service, Centrex, exchange access, private line, high speed data, pay phone and video services. AT&T Business Services typically offers local service as part of a package of services that can include combinations of other AT&T Business Services offerings.

     Integrated Voice/Data/IP Offers. AT&T Business Services provides a variety of integrated service offers targeted at business customers. For small businesses, AT&T's All in One(R) service offering provides both local and long distance services through a single bill, providing discounts based on volume and term commitments. The AT&T Business Network service offers a wide range of voice and data services through a single service package. Among the features of the integrated services offering is the ability to enable customers to electronically order new services, perform maintenance and manage administrative functions.

     AT&T also has a number of integrated voice and data services, such as Integrated Network Connections, that provide customers the ability to integrate access for their voice and data services and thereby qualify for lower prices.

  DATA AND INTERNET SERVICES

     Private Line Services. AT&T Business Services' data services include private line and special access services that use high-capacity digital circuits to carry voice, data and video or multimedia transmission from point-to-point in multiple configurations. These services provide high-volume customers with a direct connection to an AT&T Business Services' switch instead of switched access shared by many users. These services permit customers to create internal computer networks and to access external computer networks and the Internet, thereby reducing originating access costs.

     Packet Services. Packet services consist of data networks utilizing packet switching and transmission technologies. Packet services include frame relay, Asynchronous Transfer Mode, or ATM and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely. Packet services are utilized for local area network interconnection, remote site, point of sale and branch office communications solutions. While frame relay and ATM Services are widely deployed as private data networks, AT&T Business Services offers customers the ability to connect these networks to the Internet through services such as IP-enabled frame relay. High speed packet services, including IP-enabled frame relay service, are utilized extensively by enterprise customers for an expanding range of applications.

     AT&T Business Internet Services. AT&T Business Services provides IP connectivity and managed IP services, messaging, and electronic commerce services to businesses. AT&T offers managed Internet services, which give customers dedicated, high-speed access to the Internet for business applications at a variety of speeds and types of access, as well as business dial-up service, a dial-up version of Internet access designed to meet the needs of small- and medium-sized businesses. AT&T's web services consist of a family of hosting and transactional services and platforms serving the web needs of thousands of businesses; these offers include AT&T Small Business Hosting Services.

  MANAGED SERVICES AND OUTSOURCING SOLUTIONS

     AT&T Business Services provides clients with an array of managed networking services, professional services and outsourcing solutions intended to satisfy clients' complete networking technology needs, ranging from managing individual network components such as routers and frame relay networks to managing entire complex global networks. AT&T Business Services also works selectively with qualified partners to offer enhanced services to customers.

     Enterprise Networking Services. With a presence in 60 countries and 850 different cities, AT&T Business Services' enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and lifecycle management of solutions for networks of varying scales, including Local Area Networks, Wide Area Networks, and Virtual Private Networks. These managed enterprise networking services include applications such as e-mail, voice over IP, order entry systems, employee directories, human resource transaction and other database applications.

     Web Services. AT&T Business Services' managed web hosting services support clients' hosted infrastructure needs from the network layer up to managing the performance of their business applications. With 18 Internet Data Centers located on three continents and with a capacity of more than 1.8 million square feet of web hosting space, AT&T's hosting services provide a flexible, managed environment of network, server and security infrastructure as well as built-in data storage. AT&T's suite of managed hosting services includes application performance management, database management, hardware and operating system management, intelligent content distribution services, high availability data and computing services, storage services, managed security and firewall services. AT&T's web hosting services also include a range of business tools, including client portal services that provide managed hosting customers with personalized, secure access to detailed reporting information about their infrastructure and applications.

     High Availability and Security Services. AT&T Business Services' high availability and security services deliver integrated solutions to ensure the continuous operations of clients' critical business processes and availability of critical data and includes business continuity and disaster recovery services.

     Outsourcing Solutions. AT&T Business Services provides customers consulting, outsourcing and management services for their highly complex global data networks, including networking-based electronic commerce applications.

TRANSPORT

     AT&T Business Services provides wholesale networking capacity and switched services to other carriers. AT&T Business Services offers a combination of high-volume transmission capacity, conventional dedicated line services and dedicated switched services on a regional and national basis to Internet Service Providers (ISPs) and facility-based and switchless resellers. AT&T Business Services' wholesale customers are primarily large tier-one ISPs, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. AT&T Business Services focuses on ensuring optimal network utilization through the sale of off-peak capacity. AT&T Business Services also has sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

SALES AND MARKETING

     AT&T Business Services markets its voice and data communications services through its global sales and marketing organization of approximately 6,800 sales representatives. The sales and marketing group also uses several outside telemarketing firms. In addition, the AT&T Solution Center provides a centralized resource for complex customer requirements.

CUSTOMER CARE AND SUPPORT

     AT&T Business Services' customer care handles contracting, collections, ordering, provisioning and maintenance processes worldwide. In the U.S. there are 12,133 customer care associates at 47 customer care centers, of which 41 are company-owned and 6 are operated by outside customer care firms. For larger and multinational customers and government agencies, AT&T Business Services provides customer care services and support through dedicated account teams. Through a dedicated customer care website customers may submit questions or initiate service requests, including ordering new services or submitting maintenance requests.

RATES AND BILLING

     AT&T Business Services provides the majority of its services through long-term contracts. General descriptions of AT&T Business Services' services, applicable rates, warranties, limitations on liability, user requirements and other material service provisioning information are outlined in service guides that are provided directly to prospective clients or are available on AT&T's website. Customers enter into contracts, based on the service guides, detailing customer-specific terms and information, including volume discounts, service bundling, extended warranties and other customized terms. Through combined offerings, AT&T Business Services also provides customers with such features as single billing, unified services for multi-location companies and customized calling plans. Most intrastate services are provided in accordance with applicable tariffs filed with the states.

NETWORK

     AT&T Business Services' U.S. network comprises 54,000 route miles of long-haul backbone fiber-optic cable, plus another 19,600 route miles of local metropolitan fiber, capable of carrying high speed (10 billion bits or 10 gigabits per second) of traffic. AT&T Business Services upgrades this fiber network, recently completing the installation of over 12,000 new route miles of the latest generation fiber-optic cable capable of carrying 40 gigabits per second when that technology is commercially available. This new fiber capacity provides AT&T substantial capacity for potential future growth of network traffic with low incremental capital expenditure requirements. In addition, AT&T Business Services also has over 700 points-of-presence in the continental U.S. with the majority served by high-speed fiber-based technology offering high-speed data connectivity to the majority of U.S. business centers.

     The AT&T Business Services' network also supports AT&T Consumer Services. On an average business day, the network handles more than 300 million voice calls, as well as 3,000 trillion bytes (terabytes) of data. On the voice network, AT&T Business Services employs its patented Real Time Network Routing to automatically complete domestic voice calls through more than 100 possible routes. The reliability of certain portions of the network is maximized by using Synchronous Optical Network rings that can restore service following a network failure within 50 to 60 milliseconds by reversing the flow of traffic on the ring. On other routes, AT&T uses its patented FASTAR technology to route traffic around a fiber-optic cable cut using spare transport capacity elsewhere on the network. Most recently, AT&T has deployed Intelligent Optical Switches across the network to expand AT&T's ability to rapidly and automatically restore network traffic that might be otherwise affected by cable cut or equipment failure.

     AT&T Business Services has been deploying Dense Wavelength Division Multiplexing (DWDM) technology that divides an optical fiber into multiple wavelengths, each now carrying up to 10 gigabits per second of information. When DWDM was introduced in 1996, the technology could transmit only eight different wavelengths on a fiber strand. AT&T Business Services is currently deploying 64- and 80-wavelength DWDM systems, as well as systems capable of carrying 160 wavelengths per strand.

     Since digital switching was introduced in the late 1970s, the basic element of the AT&T long-distance voice network has been a circuit switch which was specifically designed for long-haul use. Currently AT&T Business Services employs 143 of these switches in the network. AT&T Business Services has recently installed more than 60 of the latest high-performance carrier-grade voice switches that allow AT&T to accommodate the transition from circuit-switched to packet networks. AT&T Business Services will continue to have both circuit and packet switching technologies for some time.

     In addition to its long distance network, AT&T Business Services has an extensive local network serving business customers in 90 U.S. cities. AT&T Business Services' local network now includes 155 local switches and reaches more than 6,300 buildings with approximately 7,500 miles of fiber. This network provides voice service and high-speed data connections to business users. In order to maximize asset utilization, AT&T's local network also handles consumer traffic, providing most of the dial-in numbers for AT&T Worldnet Service.

     AT&T Business Services also operates one of the largest IP networks in the United States. As a tier-one provider, AT&T has direct peering relationships with other tier-one providers, providing service to carriers that route through public peering sites. AT&T offers multiple access choices to the IP network, including dial-up, dedicated private line, and digital subscriber loop (DSL), as well as IP-enabled access through ATM and frame relay networks.

     AT&T Business Services has deployed Internet Data Centers across the U.S., offering web-hosting services. AT&T Business Services has 18 Internet Data Centers, with an aggregate 1.8 million square feet of space, all directly connected to AT&T Business Services' high-speed IP backbone.

INTERNATIONAL

     AT&T Business Services has entered into a number of agreements and alliances with international communications companies in order to provide customers end-to-end network management capabilities and highly customized solutions. AT&T also has investments with international operations including foreign communications companies. AT&T is also building out its Global Network
(AGN) in over one hundred cities in various countries.

     AT&T Latin America Corp. On August 28, 2000, AT&T established AT&T Latin America in connection with the merger of Netstream, a competitive local exchange carrier in Brazil, followed by the merger of FirstCom Corporation. AT&T Latin America provides voice, data and Internet access services in five countries, Argentina, Brazil, Chile, Colombia and Peru. AT&T owns an approximately 69% economic interest (approximately 95% voting interest) in AT&T Latin America. AT&T and the Southern Cross Group, LLC have entered into a non-binding letter of intent, effective as of December 31, 2002, pursuant to which AT&T has agreed to sell to the Southern Cross Group, LLC AT&T's entire common equity interest in AT&T Latin America subject to the negotiation and execution of definitive documents and receipt of any necessary approvals.

     Alestra. S. de R.L. de C.V. AT&T also owns a 49% economic interest in Alestra S. de R.L. de C.V., a competitive telecommunications company in Mexico. Alestra offers domestic and international voice, data and Internet services throughout Mexico to business and residential customers. Alestra's network comprises 3,500 route miles, with four interconnection points to AT&T Business Services' network at the U.S.-Mexico border.

     Alestra is currently in a liquidity crises and is overdue in making its November interest payment on its existing notes. To address this liquidity crises and maintain its viability, Alestra is seeking to restructure its existing indebtedness to reduce the outstanding aggregate amount of the notes, to lower interest payments and extend the maturity on the notes. If Alestra's current restructuring proposal is consummated, the restructuring will be financed by a capital contribution from Alestra's shareholders in the amount of $80 million, with AT&T's pro rata share being approximately $39 million.

AT&T LABS

     AT&T Labs conducts research and development for AT&T. AT&T Labs' scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations systems; data mining technologies and advanced speech technologies. AT&T Labs works with the business units within AT&T to create new services and invent tools and systems to manage secure and reliable networks for AT&T and its customers. With a heritage that extends from fundamental advances such as the development of the transistor, AT&T Labs has made numerous recent advances in the areas of IP communications infrastructure, data mining and wireless networks.

PATENTS, TRADEMARKS AND SERVICE MARKS

     AT&T actively pursues patents, trademarks and service marks to protect its intellectual property within the United States and abroad. AT&T received over 300 patents in 2002 and maintains a global portfolio of over 3,500 trademark and service mark registrations.

                     DESCRIPTION OF AT&T CONSUMER SERVICES

OVERVIEW

     AT&T Consumer Services is the leading provider of domestic and international long distance and transaction based communications services to residential consumers in the United States with approximately 50 million customer relationships. AT&T Consumer Services provides a broad range of communications services to consumers individually and in combination with other services, including:

     - domestic and international long distance;

     - transaction-based communications services, such as operator-assisted calling services and prepaid phone cards;

     - local calling offers; and

     - Internet service through its AT&T Worldnet(R) Service.

INDUSTRY OVERVIEW

     The communications services industry continues to change competitively and technologically both domestically and internationally, providing significant complexity and risks to the participants in these markets. In the United States, the Telecommunications Act has had a significant impact on AT&T Consumer Services' business by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services bundled with their existing local offers franchise. In addition, prices for long distance minutes and other basic communications services have declined as a result of competitive pressures, excess network capacity, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. In particular, consumer long distance voice usage is declining as a result of substitution of wireless services, Internet access and e-mail/instant messaging services.

     The consumer long distance market is characterized by rapid deregulation and intense competition among long distance providers, and, more recently, incumbent local exchange carriers. Under the Telecommunications Act, a regional phone company may offer long distance services in a state within its region if the Federal Communications Commission (FCC) finds, first, that the regional phone company's service territory within the state has been sufficiently opened to local competition, and second, that allowing the regional phone company to provide these services is in the public interest. As of February, 2003, regional phone companies have received approval to offer long distance in thirty-five states and AT&T expects that regional phone companies will be successful in obtaining approval to offer long distance in most or all of the remaining states during 2003. The incumbent local exchange carriers presently have numerous competitive advantages as a result of their historic monopoly control over local exchanges. While these dynamics are creating downward pressure on stand-alone long distance services, new opportunities are being created in the consumer market, including local, data and bundled offers.

     The local voice market is currently dominated by the incumbent local exchange carriers. The Telecommunications Act has established a statutory framework for opening the local service markets to competition. AT&T Consumer Services has already entered the local voice business in selected markets and expects to expand its presence in this area. AT&T Consumer's ability to remain in its current local voice markets and to enter and offer local voice services in new markets is dependent upon the continuation, or in some cases the implementation, of fair regulatory rules and prices for AT&T Consumer to purchase certain network capabilities from incumbent local exchange carriers.

     The data services market in the consumer segment is comprised primarily of Internet access, utilizing either dial-up or broadband access technologies. Currently, AT&T Consumer Services offers both dial-up and AT&T-branded DSL internet access services.

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

     In the continental U.S., AT&T Consumer Services provides long distance telecommunications services over AT&T's backbone network.

  BUNDLED LOCAL AND LONG DISTANCE (ALL DISTANCE)

     At the end of 2002, AT&T Consumer Services offered customers combined local and long distance services in portions of eight states. AT&T Consumer Services handles all aspects of the phone service for the customer, including ordering, customer service, billing, repair and maintenance. AT&T Consumer Services also offers many of the same local calling features as the incumbent local exchange carriers, such as call waiting and caller ID.

  CALLING CARD

     The AT&T calling card can be used to place domestic and international calls in the U.S. and Canada and to place calls from other countries to the United States via AT&T Direct(R) Service and country to country via AT&T Direct Worldconnect Services. Features include purchase limits, geographic restrictions, native language preference, voice messaging and sequence dialing. Customers can also place calls over the AT&T network by using regional phone company cards and commercial credit cards.

  TRANSACTION-BASED SERVICES

     AT&T Consumer Services offers a variety of transaction-based services that are designed to provide customers with an alternative to access long distance services as well as to provide assistance in completing long distance communications.

     AT&T PrePaid Card. AT&T is the leading provider of domestic prepaid card services. AT&T PrePaid cards provide local, long distance and international calls charged to an AT&T PrePaid card account maintained on AT&T's PrePaid platform. AT&T PrePaid cards are available in over 60,000 retail locations. The majority of AT&T Consumer's prepaid card sales in 2002 were to Wal-Mart Stores, Inc. under an agreement with a one-year term, and the sales to that customer comprised approximately 5% of AT&T

Consumer Services' revenue and 67% of prepaid card revenue. The agreement is currently scheduled to expire in January 2004 but could be subject to early termination if certain events occur.

     Operator Services. Operator-assisted calling services include traditional collect calls, third party billing, person to person and long distance pay phone service.

     1-800CALLATT(R) (Collect). 1-800CALLATT for collect calls is AT&T Consumer Services' lead discounted collect calling offer.

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

     AT&T True Messages. AT&T True Messages is a voice storing and forwarding service. Using this service, callers can record a message in their own voice and have it delivered to a telephone number that they called or they can access AT&T True Messages directly and send a message.

     Easy reach 800. AT&T Consumer Services offers a personal 800 number that lets people call home from virtually any phone, anytime, anywhere in the U.S. as an option to collect calling.

     Accessible Communication Service. AT&T Consumer Services provides Telecommunications Relay Service for the deaf and hearing-impaired and speech impaired customers to help them communicate with anyone in the world on the phone.

     10-10-345(SM). 10-10-345 is a non-AT&T-branded dial-around service that allows customers an alternative way to make a long distance call. The service is targeted at price-sensitive dial-around and other common carriers' users completing domestic and/or international calls from home. Charges made for calls using 10-10-345 are billed through the local exchange carrier.

AT&T WORLDNET SERVICE

     AT&T offers dial-up and DSL Internet access to consumer with its AT&T Worldnet Service, a leading provider of Internet access services in the United States. AT&T Worldnet Service offers internet-based communications services such as e-mail, content, personal web pages, and instant messaging. This product line was broadened in 2002 with the addition of a pre-paid Internet product and the Any Connection Plan, a "Bring Your Own Access" product for users of AT&T Worldnet on broadband connections where the AT&T DSL product is not available.

     On January 6, 2003, AT&T announced an extension of an existing agreement with data services provider Covad Communications Group, Inc. ("Covad") to broaden availability of consumer broadband AT&T DSL Service. Under this arrangement, AT&T expects to pursue offering DSL services to residential customers throughout the U.S., using Covad's nationwide network. Covad's network covers more than 40 million homes and businesses in 96 of the largest Metropolitan Statistical Areas (MSAs) throughout the U.S.

MARKETING, SALES AND CUSTOMER CARE

     AT&T Consumer Services markets its products and services to a broad spectrum of customers. AT&T Consumer Services markets under the AT&T brand, with the exception of its 10-10-345 service and certain prepaid card offerings. AT&T Consumer Services extensively utilizes direct marketing channels to communicate with its existing customer base as well as to market to prospective customers. These efforts involve the selling of stand-alone services, such as long distance, local and AT&T Worldnet Service, as well as bundled service offerings including long distance/AT&T Worldnet Service, long distance/local, and long distance/ calling card.

     AT&T Consumer Services relies on an integrated sales and service team to solicit and handle customer contact opportunities. The customer care centers consist of a network of 22 service centers, of which 10 are operated by AT&T and 12 are outsourced to outside vendors. The breadth of support provided by the centers ranges from universal sales and service to specialized services based on functional area or customer needs.

     AT&T Consumer Services also has begun to implement various initiatives aimed at improving the overall quality of its sales channels as well as lowering its costs of adding new subscribers, including the expansion of AT&T Consumer Services' on-line capacity and capabilities, including billing, sales and service, and the increased use of interactive voice response technology. AT&T Consumer Services is also pursuing the use of e-mail to create a more convenient, interactive relationship with the consumer, while streamlining its existing processes and reducing the costs of providing services.

     In January 2002, AT&T entered into a five-year agreement with Accenture which requires Accenture to provide new technology development and ongoing management direction to improve AT&T Consumer Services' customer care and sales operations, with goals of reducing costs, raising productivity, and improving sales and customer service.

CUSTOMER OFFERS

     AT&T Consumer Services offers long distance customers a family of calling plans. Currently, there are two leading long distance offers. The first is the AT&T One Rate(R) 7c Plan. For a monthly plan fee of $4.95, customers pay 7c per minute for direct dialed state-to-state long distance calls from home, at all times. The second is the AT&T Unlimited(SM) Plan, which offers AT&T residential long distance subscribers unlimited intraLATA and interLATA long distance calls from home to all other AT&T residential long distance customers served by AT&T Consumer Services in the United States for $19.95 per month. All other domestic direct-dialed calls under this plan are priced at 7 cents per minute.

     AT&T Consumer Services also offers various reward and partnership programs for higher spending long distance customers. For example, customers enrolled in AT&T rewards receive redemption options every six months based on their long distance spending. AT&T Consumer Services relationships with third parties provide customers with options ranging from airline miles to hotel nights to premium cable channel upgrades to college education savings accounts.

     AT&T Worldnet Service seeks to build brand recognition and customer loyalty. In addition to direct marketing through brand name mass advertising, direct mail and magazine insert promotions and bundling offers, AT&T Worldnet Service maintains a large indirect channel marketing effort thorugh which AT&T Worldnet Service software is bundled in new computers produced by major manufacturers and is included in millions of copies of software titles published by independent software vendors. AT&T Worldnet Service also has a co-branded ISP offer that enables businesses to offer customers their own branded, full-featured Internet access in affiliation with AT&T.

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

     Customers for combined long distance and local services are usually charged a flat rate per month for local service and usage fees and/or monthly charges for long distance. AT&T Worldnet Service offers a variety of pricing plan options. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage. AT&T Worldnet Service also offers a plan without a usage restriction.

     AT&T Consumer Services generally provides billing via traditional paper copy or on-line billing.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

     Telecommunications Act of 1996. The Telecommunications Act of 1996 (Telecommunications Act) became law on February 8, 1996. Among other things, the Telecommunications Act was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services.

     In August 1996, the FCC adopted rules and regulations, including pricing rules, to implement the local competition provisions of the Telecommunications Act. These rules and regulations rely on state public utility commissions (PUCs) to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC. Numerous parties sought appeal of the FCC's order. In July 1997, the Eighth Circuit Court of Appeals (Eighth Circuit) issued a decision holding that the FCC lacked authority to establish pricing rules under the Telecommunications Act applicable to interconnection with, and the purchase of unbundled network elements and wholesale services from, incumbent local exchange carriers. The Eighth Circuit accordingly vacated the rules that the FCC had adopted in August 1996.

     The Supreme Court also vacated the FCC's rule identifying and defining the unbundled network elements that incumbent local exchange carriers are required to make available to new entrants, and directed the FCC to reexamine this issue in light of the standards mandated by the Telecommunications Act. In November 1999, the FCC completed its reexamination of the unbundled network elements that incumbent local exchange carriers are required to make available to new entrants, and released an order (UNE Remand Order) that re-adopted the original list of elements, with certain limited exceptions. This order was appealed to the District of Columbia Circuit Court of Appeals (D.C. Circuit). In December 2001 the FCC opened a proceeding to review the availability of unbundled network elements based on current market conditions (Triennial Review).

     On May 13, 2002, the Supreme Court held that a prior Eighth Circuit Court ruling had erred by invalidating the FCC rule that the prices for network elements should be based on the most efficient alternatives. It also rejected the claim by the incumbent local exchange carriers that the Eighth Circuit erred by not requiring prices to be based on their historical cost. It further reinstated the FCC's rules requiring incumbent local exchange carriers to provide competitors with "new" combinations of network elements. On May 24, 2002, the D.C. Circuit ruled on the appeal from the FCC's 1999 UNE Remand Order. The D.C. Circuit held that the FCC had not properly justified its holding that competitive carriers were impaired without access to the network elements of incumbent LECs. AT&T and others have asked the Supreme Court to review this decision.

     The FCC stated that it would address the D.C. Circuit's decision in the FCC's Triennial Review proceeding. On February 20, 2003, in a 3-2 vote, the FCC adopted a new unbundling framework. Under the new framework, each State Commission is authorized to conduct a granular analysis of local market conditions, using criteria provided by the FCC, to make final unbundling determinations. In the same Order, the FCC also granted the incumbent local exchange companies significant broadband deregulation, concluding that the incumbent LECs are no longer required to unbundle fiber-to-the-home loops or bandwidth in hybrid copper-fiber loops for the provision of competitive broadband services. The FCC also eliminated all line-sharing obligations. The FCC's new rules were announced in a detailed news release, but the final written order is not expected until at least March 2003. Therefore, final details cannot be known until that time. It is highly likely that several decisions in this order will be appealed by certain carriers to the relevant federal Court of Appeals, and some parties may seek to stay the effectiveness of the new rules.

     It is likely that the United States House of Representatives will consider legislation in 2003 that would further deregulate the incumbent local exchange carriers; however, the prospects that the United States Senate will pass any such legislation remains uncertain. The FCC also opened proceedings in December 2001 and in February 2002 that could further reduce the level of federal oversight of the regional phone companies' broadband offerings.

     In view of the proceedings pending before the courts, the FCC and state PUCs, and possible legislation, there can be no assurance that the prices and other conditions established by the FCC and in the various states will provide for effective local service entry and competition or provide AT&T with new market opportunities.

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

     In addition, state public utility commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate AT&T's local and intrastate communications services. The system of regulation applied to AT&T's intrastate and local communications services varies from state to state and generally includes various forms of pricing flexibility rules. AT&T's services are not regulated in the states through rate of return regulation.

     In May 2000, the FCC adopted the CALLS order for the price cap local exchange carriers, which made additional significant access and price cap changes. The CALLS order reduced by $3.2 billion during 2000 the interstate access charges that AT&T and other long distance carriers paid to these local exchange carriers for access to their networks, and established target access rates, which, over the subsequent two years, resulted in further reductions, albeit of a much smaller magnitude. Once the target rates are reached, the annual price reductions required by the price cap order no longer apply. Also, under the CALLS order, the caps on certain line-based charges to end users have been increased so that these costs increasingly are recovered from end user customers rather than long distance carriers. In addition, the CALLS order removed implicit subsidies from access charges and converted them into an explicit, portable subsidy administered as part of the universal service program described below. These restructurings allowed the reduction in access charges assessed on long distance carriers on a usage basis. As part of the CALLS order, AT&T agreed to pass through to customers access charge reductions over the five-year life of the CALLS order and made certain other commitments regarding the rate structure of certain residential long distance offerings. The FCC CALLS order was reversed and remanded in part, and is the subject of ongoing remand proceedings before the FCC.

     In November 2001, the FCC adopted various measures that reduced per-minute interstate access charges that AT&T pays to the remaining local exchange carriers that operate under rate of return regulation and provide about 8% of the nation's phone lines. Once these changes are fully implemented by July 2003, it is expected that long distance carriers will be paying about $900 million (or roughly 50%) per year less in access charges to these generally small, rural local exchange carriers. The FCC did not require long distance carriers, such as AT&T, to pass on their savings to end users, but expected competition to force them to do so. To offset the reductions in access charges paid by long distance carriers, the local exchange carriers were allowed to increase their line-based charges to end users to the same levels established for the price cap carriers, and were granted additional subsidies from a new universal service mechanism. As part of this ongoing proceeding, the FCC is considering further measures that would give these carriers additional pricing flexibility and possibly the option to operate under some form of price cap regulation.

     Under its August 1999 local exchange carrier pricing flexibility order, which was affirmed by the U.S. Court of Appeals for the District of Columbia Circuit in February 2001, the FCC established certain triggers that enable the price cap local exchange carriers to obtain pricing flexibility for their interstate access services, including Phase II relief that permits them to remove these services from price cap regulation. Although these triggers purportedly indicate a competitive presence, they allow for premature deregulation that could force access rates upwards.

     Sprint PCS, a wireless carrier, sued AT&T for access charges for AT&T long distance calls terminated on Sprint PCS' network and for toll-free calls that Sprint PCS customers originated and which were terminated on AT&T's network. AT&T refused to pay Sprint PCS based on longstanding industry practice that wireless carrier-long distance carrier interconnection is on a bill and keep basis and that wireless carriers had charged their customers for calls they received. In July 2002, the FCC ruled that wireless carriers such as Sprint PCS are not prohibited from charging AT&T access charges, but that AT&T was not required to pay such charges absent a contractual obligation to do so. The FCC further held that the question whether the parties entered into a contract concerning an access payment obligation is not a matter of federal communications law but rather should to be determined by the district court that had referred the issue to the FCC. AT&T has petitioned for review of the FCC's ruling in the U.S. Court of Appeals for the District of Columbia Circuit, AT&T Corp. v. FCC et al., (D.C. Circuit filed Aug. 1, 2002). Because there was no express contract between the AT&T and Sprint PCS, if the appeal is unsuccessful, the district court will need to determine whether an implied-in-fact contract can be inferred from the parties' conduct and their tacit understanding. An adverse decision in this litigation may result in additional wireless carriers seeking similar compensation from AT&T. AT&T believes the case is without merit and intends to defend vigorously, but cannot predict the outcome of any such proceeding.

     Finally, in the May 1997 universal service order, the FCC adopted a new mechanism for funding universal service, which includes programs that defray the costs of telephone service in high-cost areas, for low-income consumers, and for schools, libraries and rural health care providers. Specifically, the FCC expanded the set of carriers that must contribute to support universal service from solely long distance carriers to all carriers, including local exchange carriers, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only local exchange carriers to any eligible carrier providing local service to a customer, including AT&T as a new entrant in local markets. The universal service order also adopted measures to provide discounts on telecommunications services, Internet access and inside wiring for eligible schools and libraries and on telecommunications services only for rural health care providers. The mechanism used to collect universal service contributions relies on historical revenues, which disproportionately shifts the burden of these programs to carriers that are losing market share, like AT&T in the long distance market, to carriers that are growing market share. In December 2002, the FCC reformed the universal service assessment mechanism so that, effective April 2003, it will be based on projected revenues, which eliminates the disadvantage that AT&T previously experienced. The December 2002 order also limited how carriers would be able to reflect universal service fees on their end-user customers' bills and permitted alternative recovery mechanisms for administrative costs.

                                  COMPETITION

     Competition in communications services is based on price and pricing plans, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. AT&T's principal competitors include Worldcom, Sprint and regional phone companies. AT&T also experiences significant competition in long distance from newer entrants as well as dial-around resellers. In addition, long distance telecommunications providers have been facing competition from non-traditional sources, including as a result of technological substitutions, such as Internet telephony, high speed cable Internet service, e-mail and wireless services. Providers of competitive high-speed data offerings include cable television companies, direct broadcast satellite companies and DSL resellers.

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

     AT&T currently faces significant competition and expects that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, AT&T anticipates that new and different competitors will enter and expand their position in the communications services markets. These will include regional phone company competitors plus entrants from other segments of the communications and information services industry. Many of these new competitors are likely to enter with a strong market presence, well-recognized names and pre-existing direct customer relationships.

     In addition, the Telecommunications Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. Regional phone companies have obtained permission from the FCC to provide interLATA interexchange services in thirty five states. AT&T expects that the regional phone companies will be successful in obtaining approval to offer long distance in most or all of the remaining states during 2003.

     To the extent that regional phone companies obtain in-region interLATA authority before the Telecommunications Act's checklist of conditions have been fully or satisfactorily implemented and adequate facilities-based local exchange competition exists, or before there is an ability to resell at fair and competitive rates, there is a substantial risk that AT&T and other interexchange service providers will be at a disadvantage to regional phone companies in providing both local service and combined service packages. Because substantial numbers of long distance customers seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could materially adversely affect AT&T's future revenue and earnings. In any event, the simultaneous entrance of numerous new competitors for interexchange and combined service packages is likely to materially adversely affect AT&T's future long distance revenue and earnings.

     In addition to the matters referred to above, various other factors, including technological hurdles, market acceptance, start-up and ongoing costs associated with the provision of new services, local conditions and obstacles, and changes in regulations that grant to AT&T access to regional phone companies' infrastructure, could materially adversely affect the timing and success of AT&T's entrance into the local exchange services market and AT&T's ability to offer combined service packages that include local service.

                                   EMPLOYEES

     At December 31, 2002 AT&T employed approximately 71,000 persons in its operations, approximately 93% of whom are located domestically. About 37% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 95% are represented by the Communications Workers of America
(CWA), which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers (IBEW), which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements covering most of these employees extend through November 2003.

     At December 31, 2002, AT&T Business Services employed approximately 54,100 individuals in its operations. Of those employees, approximately 49,300 are located domestically. About 26% of the domestically located employees of AT&T Business Services are represented by unions.

     At December 31, 2002, AT&T Consumer Services employed approximately 13,200 individuals in its operations, virtually all of whom are located in the United States. About 73% of the domestically located employees of AT&T Consumer Services are represented by unions.

                  SEGMENT, OPERATING REVENUE AND RESEARCH AND
                        DEVELOPMENT EXPENSE INFORMATION

     For information about the Company's research and development expense, see
Note 4 to the Consolidated Financial Statements included in Item 8 to this Annual Report. For information about the consolidated operating revenue contributed by the Company's major classes of products and services, see the revenue tables and descriptions following the caption "Segment Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                             AVAILABLE INFORMATION

     Shareowners may access and download free of charge via a hyperlink on AT&T's website at att.com/ir copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These documents are generally available on the same day they are filed or furnished electronically by AT&T with the Securities and Exchange Commission.

              CONTINUING IMPLICATIONS OF SPLIT-OFFS AND SPIN-OFFS

     Since 1997 AT&T has split-off or spun-off a number of operating units including Lucent Technologies Inc., NCR Corp., AT&T Wireless Services, Inc., Liberty Media Corporation and AT&T Broadband. In connection with these transactions, AT&T has retained various potential obligations and liabilities relating to these former units; for example, AT&T has entered into various agreements which contain allocations or sharing of certain potential costs or liabilities or otherwise contain continuing potential burdens or restrictions on AT&T. These potential obligations and liabilities include potential tax liabilities and restrictions, potential litigation liabilities and the potential for liability in connection with AT&T guarantees to third parties of obligations of its former units.

     Tax Considerations. If AT&T, AT&T Wireless Services, Inc., Liberty Media Corporation or AT&T Broadband Corp./Comcast were to engage in certain issuances of shares or change of control transactions occurring generally within the two-year period following the date of each split-off or spin-off, AT&T could incur material federal income tax liabilities with respect to the applicable split-off or spin-off. AT&T Wireless and AT&T Broadband/Comcast have generally agreed not to undertake such actions without a counsel's opinion or a ruling from the Internal Revenue Service (IRS), in each case in form and substance reasonably satisfactory to AT&T. Moreover, under separate agreements between AT&T and each of the split-off or spun-off companies, AT&T generally will be entitled to indemnification for any tax liability that results from the split-off or spin-off failing to qualify as a tax-free transaction, unless, in the case of AT&T Wireless and AT&T Broadband/Comcast, the tax liability was caused by post split-off or spin-off transactions of AT&T. AT&T Broadband/Comcast's indemnification obligation is generally limited to 50% of any tax liability that results from the spin-off failing to qualify as tax free, unless such liability was caused by a post spin-off transaction of AT&T Broadband/Comcast. To the extent AT&T were entitled to an indemnity with respect to such tax liability, AT&T would be required to collect the claim on an unsecured basis.

     Because of restrictions imposed by Section 355(e) of the Internal Revenue Code, AT&T's ability to enter into certain transactions involving the issuance of significant amounts of its stock may be limited. Under agreements between AT&T and AT&T Broadband/Comcast, AT&T generally has agreed not to engage in such transactions for a period of 25 months following the spin-off of AT&T Broadband without a counsel's opinion or ruling from the IRS, in each case in form and substance reasonably satisfactory to AT&T Broadband/Comcast. AT&T believes that the practical impact of these restrictions will diminish significantly with the passage of time.

     Litigation. Pursuant to agreements entered into with its former units, AT&T shares in the cost of certain litigation (relating to matters arising while the units were affiliated with AT&T) if the settlement exceeds certain thresholds. For example, in connection with a settlement in 2002 of Sparks v. AT&T, a class action against AT&T, Lucent Technologies and other defendants filed in 1996, pursuant to agreements between AT&T and Lucent Technologies, AT&T was responsible for its proportionate share of the settlement and estimated legal costs. This amount totaled up to $33 million, net of tax. With the exception of the Sparks matter, as of December 31, 2002, AT&T has made the assessment that none of the potential litigation liabilities relating to matters arising while the units were affiliated with AT&T were probable of incurring costs in excess of the threshold above which AT&T would be required to share in the costs. However, in the event these former units were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     Guarantees. From time to time AT&T had guaranteed to third parties the debt or other obligations of its former units, and in some cases may remain secondarily liable with respect to such obligations. In addition, in connection with the split-off or spin-off of its former units, AT&T has issued guarantees to third parties for certain debt or other obligations of its former units. For example, in connection with the split-off of AT&T Wireless, AT&T issued a guarantee in the amount of $3.6 billion plus interest of a put right held by a third party in the event that AT&T Wireless failed to achieve certain technical milestones by June 30, 2004. In the event AT&T's former units are unable to meet obligations which AT&T has guaranteed, the third parties could look to AT&T for payment.

                             SPECIAL CONSIDERATIONS

     Investors should carefully consider the following factors regarding their investment in AT&T Corp. securities.

     We Expect There to be a Continued Decline in the Voice Long Distance Industry. Historically, prices for voice communications have fallen because of competition, the introduction of more efficient networks and advanced technology, product substitution, excess capacity and deregulation. AT&T expects these trends to continue, and AT&T may need to continue to reduce its prices in the future. In addition, AT&T does not expect that it will be able to achieve increased traffic volumes in the near future to sustain current revenue levels. The extent to which each of AT&T's business, financial condition, results of operations and cash flow could be materially adversely affected will depend on the pace at which these industry-wide changes continue.

     We Face Substantial Competition that May Materially Adversely Impact Both Market Share and Margins. AT&T currently faces significant competition, and AT&T expects the level of competition to continue to increase. Some of the potential materially adverse consequences of this competition include the following:

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

     We Face Competition from a Variety of Sources.

     - AT&T traditionally has competed with other long distance carriers. In recent years, AT&T has begun to compete with regional phone companies, which own their own access facilities and historically have dominated local telecommunications, and with other competitive local exchange carriers, for the provision of local and long distance services. Regional phone companies have already been permitted to offer long distance services in many states within their regions and AT&T expects that they will obtain permission to offer long distance services in most or all remaining states throughout their regions during 2003. The regional phone companies presently have numerous advantages as a result of their historic monopoly control over local exchanges and facilities. Some of the regional phone companies have financial, personnel and other resources significantly greater than those of AT&T.

     - Competition as a result of technological change. AT&T is also subject to additional competitive pressures from the development of new technologies and the increased availability of domestic and international transmission capacity. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite, wireless, fiber optic and coaxial cable transmission capacity for services similar to those provided by AT&T. AT&T cannot predict which of many possible future product and service offerings will be important to maintain its competitive position, or what expenditures will be required to develop and provide these products and services. In particular, the rapid expansion of usage of wireless and e-mail services has contributed to an overall decline in traffic volume on traditional wireline networks.

     - Competition as a result of excess capacity. AT&T faces competition as a result of excess capacity resulting from substantial network build out by competitors that had access to inexpensive capital.

     The Regulatory and Legislative Environment Creates Challenges for
AT&T. AT&T faces risks relating to regulations and legislation. These risks include:

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

     This dependency on supply materially adversely impacts AT&T's cost structure, and ability to create and market desirable and competitive end-to-end products for customers.

     In addition, regional phone companies are entering the long distance business while they still control substantially all the access facilities in their regions. This has resulted in an increased level of competition for long distance or end-to-end services as the services offered by regional phone companies expand.

     In the Consumer Business Substantially All of the Telephone Calls Made by AT&T's Customers are Connected Using Other Companies' Networks, Including Those of Competitors, which Makes Competition More Difficult for AT&T. AT&T provides long distance and, to a limited extent, local telecommunications over its own transmission facilities. Because AT&T's network does not extend to homes, AT&T route calls through a local telephone company to reach AT&T's transmission facilities and, ultimately, to reach their final destinations.

     In the United States, the providers of local telephone service generally are the incumbent local exchange carriers, including the regional phone companies. The permitted pricing of local transmission facilities that AT&T leases in the United States is subject to legal uncertainties. In view of the proceedings pending before the courts and regulatory authorities, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition or provide AT&T with new market opportunities.

     The Financial Condition and Prospects of AT&T May be Materially Adversely Affected by Further Ratings Downgrades. On May 29, 2002, Moody's lowered its rating of long-term debt issued or guaranteed by AT&T to Baa2 from A3. Moody's also confirmed AT&T's short-term rating as Prime-2. On October 8, 2002, Moody's confirmed AT&T's Baa2 rating on senior long term debt with a negative outlook. Moody's ratings outlook for AT&T remains negative but AT&T is not currently on review for any additional downgrade by Moody's. On June 3, 2002, Fitch Ratings also downgraded AT&T's long-term debt rating to BBB+ from A-, with the rating remaining on Rating Watch Negative pending completion of the AT&T Comcast transaction. On November 18, 2002, Fitch affirmed the BBB+ rating on AT&T, removed the ratings from Rating Watch Negative and assigned an outlook of stable. On January 31, 2003 Fitch affirmed the ratings at BBB+ but revised the rating outlook to negative. On November 18, 2002, Standard & Poor's affirmed AT&T's long-term debt ratings at BBB+, removed the ratings from Credit Watch and assigned a stable outlook. On January 27, 2003, Standard & Poor's affirmed AT&T's credit rating at BBB+ but revised the outlook to negative from stable. Additional debt rating downgrades could require AT&T to pay higher rates on certain existing debt and pay higher rates or prepay certain operating leases. If AT&T's ratings are downgraded below investment grade by Standard & Poors or Moody's, there are provisions in AT&T's securitization programs which could require the outstanding balances to be paid by the collection of the receivables. Further ratings actions could occur at any time. As a result, the cost of any new financings may be higher.

     AT&T's Labor Agreements Expire in November 2003. At December 31, 2002 AT&T employed approximately 71,000 persons. About 37% of the domestically located employees of AT&T are represented by unions. Of those so represented, about 95% are represented by the Communications Workers of America (CWA) and about 4% by the International Brotherhood of Electrical Workers (IBEW), both of which are affiliated with the AFL-CIO. Approximately 93% of these union employees are in AT&T Business Services or AT&T Consumer Services operations. Approximately one-third of AT&T Business Services employees are represented by unions and approximately three-fourths of AT&T Consumer Services employees are represented by unions.

     AT&T's labor agreements with the CWA and IBEW expire on November 8, 2003 and AT&T expects to begin formal negotiations with the CWA and IBEW in September 2003.

     AT&T cannot predict the outcome of these negotiations. AT&T may be unable to reach an agreement with these unions prior to the expiration date of the labor agreements. Union employees may take labor actions prior to the expiration of the labor agreements, or, if no agreement is reached, thereafter, including work stoppages or work slowdowns. Such actions could cause material disruptions to AT&T's ability to provide services and prove costly to AT&T, including as a result of supporting service delivery through the use of contractor resources. In addition, new labor agreements may impose significant new costs on AT&T, which could impair its financial condition and results of operations in the future.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to:

     -- financial condition,

     -- results of operations,

     -- cash flows,

     -- dividends,

     -- financing plans,

     -- business strategies,

     -- operating efficiencies,

     -- capital and other expenditures,

     -- competitive positions,

     -- availability of capital,

     -- growth opportunities for new and existing products,

     -- benefits from new technologies,

     -- availability and deployment of new technologies,

     -- plans and objectives of management, and

     -- other matters.

     Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     - the impact of existing and new competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

     - the impact of oversupply of capacity resulting from excessive deployment of network capacity,

     - the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which the company operates, which may decrease prices charged and change customer mix and profitability,

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of the business strategies of the company,

     - the requirements imposed on the company or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the risks associated with technological requirements; wireless, Internet or other technology substitution and changes; and other technological developments,

     - the results of litigation filed or to be filed against the company, and

     - the possibility of one or more of the markets in which the Company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control.

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

ITEM 2.  PROPERTIES

     AT&T's properties consist primarily of plant and equipment used to provide long distance and local telecommunications services. AT&T properties also include administrative office buildings. AT&T owns and leases properties to support its offices, facilities and equipment.

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

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, AT&T is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, AT&T is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to AT&T beyond that provided for at year-end would not be material to AT&T's annual consolidated financial position or results of operations.

     The Company has been named as a defendant in several purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey and for the Southern District of New York filed on behalf of persons who purchased securities of the Company for various periods from October 25, 1999 through May 1, 2000. These lawsuits assert claims under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege, among other things, that during the period referenced above, the Company made materially false and misleading statements and omitted to state material facts concerning its future business prospects. The complaints seek unspecified damages. Similar claims have been asserted by plaintiffs against the Company in two derivative actions, which are pending in New Jersey federal court. These class actions have been consolidated and were, until recently, stayed by the Court. The complaints seek unspecified damages. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

     Recently, two participants in AT&T's Long Term Savings Plan for Management Employees (the "Plan") filed purported class actions in New Jersey federal court on behalf of all Plan participants who purchased or held shares of AT&T Stock Fund, AT&T stock, AT&T Wireless Stock Fund or AT&T Wireless stock between September 30, 1999 and May 1, 2000. The complaint asserts claims similar to those made in the securities class action lawsuit described above, alleging that AT&T made materially false and misleading statements and omitted to state material facts concerning its future business prospects. As a result of this purported conduct, AT&T is alleged to have breached its fiduciary duties to the Plan and the Plan's participants. The plaintiffs seek unspecified damages. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

     Through a former subsidiary, AT&T owned approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation ("At Home"), which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and thereafter AT&T appointed none. On November 7, 2002, the trustee for the bondholders' liquidating trust of At Home ("Bondholders") filed a lawsuit in California state court asserting claims for breach of fiduciary duty relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of AT&T's relationship with At Home. On November 15, 2002, the Bondholders filed a lawsuit in California federal court asserting a claim for patent infringement relating to AT&T's broadband distribution and high-speed Internet backbone networks and equipment. The Bondholders seek unspecified damages in these lawsuits. The Company believes that these lawsuits are without merit and intends to defend them vigorously. Any liabilities AT&T may have resulting from these suits would be shared equally between AT&T and Comcast.

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home shareholders against AT&T, At Home, and the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and AT&T agreed to give Cox and Comcast rights to sell their At Home shares to AT&T. These actions have been consolidated by the court and are subject to a stay. AT&T's liability for any such suits would be shared equally between AT&T and Comcast. In March 2002 a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. The Company believes that these lawsuits are without merit and intends to defend them vigorously. Any liabilities AT&T may have resulting from this suit would be shared equally between AT&T and Comcast.

     Two putative class actions have been filed in Delaware state court on behalf of shareholders of AT&T Latin America ("ATTLA"). The complaints allege that AT&T and its designees to the ATTLA board of directors violated their fiduciary duties to ATTLA as a result of purported changes in AT&T's relationship with ATTLA, including AT&T's decision to discontinue funding to ATTLA and an alleged change in AT&T's plan to enter into a tax sharing agreement with ATTLA. The plaintiffs seek unspecified damages. The Company believes that these lawsuits are without merit and intends to defend them vigorously.

     Thirty putative class actions have been filed in various jurisdictions around the country challenging the manner in which AT&T discloses FCC-imposed universal service fund charges to its customers and recoups those charges from its customers. The plaintiffs in each lawsuit seek unspecified damages. The Company believes that these lawsuits are without merit and intends to defend them vigorously.

     The Company has been named as a defendant in an action pending in Maryland federal court in which the plaintiff alleges that the Company misappropriated the plaintiff's purported trade secrets and proprietary intellectual property used in the process of analyzing large sets of data, a process which is referred to as "data mining." The action is scheduled for trial in May 2003. The Company believes the lawsuit is without merit and is defending it vigorously.

     Numerous class actions have been brought against the Company throughout the country in which the plaintiffs have asserted superior property rights to the Company with respect to railroad right of way corridors on which the Company has installed fiber optic cable under agreements with the various railroads. Although the Company denies any liability, it has engaged in settlement negotiations concerning the so-called "active line" claims that have been consolidated and are pending in Indiana federal court. The Company has settled claims on a state-by-state basis and recently obtained preliminary approval for separate settlements of claims in Ohio, Connecticut, Wisconsin and Maryland and concluded negotiations for a similar settlement for Virginia claims. The Company anticipates using these settlements as a template for settling other "active line" claims and doing so in similar groupings of four to six states. However, these settlements do not involve "active line" claims along railroad right of way obtained under federal land grant statutes nor do they address claims that are based upon the installation of fiber optic cable in pipeline or other utility right of way.

     There is one environmental proceeding known to be contemplated by a government authority that is required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. The U.S. Department of Justice has notified AT&T Corp. that it intends to seek a civil penalty, in an amount not yet determined but which would exceed the $100,000 threshold in Instruction 5.C., in connection with the construction in 1999 of a breakwater in St. Thomas, U.S. Virgin Islands, without a federal permit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

     AT&T (ticker symbol "T") is listed on the New York Stock Exchange, as well as the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges in the United States, and on the Euronext-Paris and the IDR (International Depository Receipt) in Brussels as well as the London and Geneva stock exchanges. As of December 31, 2002, AT&T had approximately 783 million shares outstanding, held by more than 3.3 million shareowners.

     For additional information about the market price and dividends related to the Company's common equity, see Note 17 to the Consolidated Financial Statements included in Item 8 to this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

                          AT&T CORP. AND SUBSIDIARIES

                SEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)

                                  2002       2001       2000       1999      1998       1997       1996
                                 -------   --------   --------   --------   -------   --------   --------
                                                               (UNAUDITED)
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS AND
  EARNINGS PER SHARE
Revenue........................  $37,827   $ 42,197   $ 46,850   $ 49,609   $47,287   $ 46,226   $ 45,716
Operating income...............    4,361      7,832     12,793     12,544     7,632      6,835      8,341
Income (loss) from continuing
  operations...................      963     (2,640)     9,532      6,019     4,915      4,088      5,064
INCOME FROM CONTINUING
  OPERATIONS
AT&T Common Stock Group:(2)
  Income.......................      963         71      8,044      8,041     4,915      4,088      5,064
  Earnings (loss) per basic
    share......................     1.29      (0.91)     11.54      13.04      9.18       7.65       9.60
  Earnings (loss) per diluted
    share......................     1.26      (0.91)     11.01      12.61      9.10       7.65       9.60
  Cash dividends declared per
    share......................     0.75       0.75     3.4875       4.40      4.40       4.40       4.40
Liberty Media Group:(2)
  (Loss) income................       --     (2,711)     1,488     (2,022)       --         --         --
  (Loss) earnings per basic and
    diluted share..............       --      (1.05)      0.58      (0.80)       --         --         --
ASSETS AND CAPITAL
Property, plant and equipment,
  net..........................  $25,604   $ 26,803   $ 26,083   $ 25,587   $21,780   $ 19,177   $ 16,871
Total assets -- continuing
  operations...................   55,272     62,329     90,293     89,554    40,134     41,029     38,229
Total assets...................   55,272    165,481    242,802    169,499    59,550     67,690     63,669
Long-term debt.................   18,812     24,025     13,572     13,543     5,555      7,840      8,861
Total debt.....................   22,574     34,159     42,338     25,091     6,638     11,895     11,334
Shareowners' equity............   12,312     51,680    103,198     78,927    25,522     23,678     21,092
Debt ratio(3)..................     64.7%      86.3%     122.1%      83.7%     36.7%      57.2%      61.6%
OTHER INFORMATION
Employees -- continuing
  operations(4)................   71,000     77,700     84,800     96,500    94,500    116,800    117,100
AT&T year-end stock price per
  share........................  $ 26.11   $  37.19   $  27.57   $  80.81   $ 79.88   $  65.02   $  43.91

---------------

(1) Prior period amounts have been restated to reflect the spin-off of AT&T Broadband and the 1-for-5 reverse stock split, as applicable, both of which occurred on November 18, 2002.

(2) In connection with the March 9, 1999 merger with Tele-Communications, Inc., AT&T issued separate tracking stock for Liberty Media Group (LMG). LMG was accounted for as an equity investment prior to its split-off from AT&T on August 10, 2001. There were no dividends declared for LMG tracking stock. AT&T Common Stock Group results exclude LMG.

(3) Debt ratio reflects debt from continuing operations as a percent of total capital, excluding discontinued operations and LMG, (debt plus equity, excluding LMG and discontinued operations).

(4) Data provided excludes LMG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     AT&T Corp. (AT&T or the "Company") is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, and data and Internet communications services.

RESTRUCTURING OF AT&T

     In conjunction with the restructuring of AT&T announced on October 25, 2000, AT&T Broadband, AT&T Wireless, and Liberty Media Corporation have all been separated from AT&T.

     On November 18, 2002, AT&T spun-off AT&T Broadband (which was primarily comprised of the AT&T Broadband segment) to AT&T shareowners. Simultaneously, AT&T Broadband combined with Comcast Corporation (Comcast). The combination was accomplished through a distribution of stock to AT&T shareowners, who received
0.3235 of a share (1.6175 shares adjusted for the 1-for-5 reverse stock split) of Comcast Class A common stock for each share of AT&T they owned at market close on November 15, 2002, the record date. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. Approximately 1.2 billion new Comcast shares were issued to AT&T shareowners at a value of approximately $31.1 billion, based on the Comcast stock price on November 18, 2002. AT&T shareowners received a 56% economic stake and a 66% voting interest in new Comcast.

     In connection with the non-pro rata spin-off of AT&T Broadband, AT&T wrote up the net assets of AT&T Broadband to fair value. This resulted in a noncash gain of $1.3 billion, which represented the difference between the fair value of the AT&T Broadband business at the date of the spin-off and AT&T's book value in AT&T Broadband, net of certain charges triggered by the spin-off and their related income tax effect. These charges included compensation expense due to the accelerated vesting of stock options as well as the enhancement of certain incentive plans. The gain was recorded in 2002 as a "Gain on disposition of discontinued operations."

     On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. Since, at the time of disposition, AT&T did not exit the line of business that Liberty Media Group
(LMG) operated in, LMG was not accounted for as a discontinued operation. AT&T redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. For accounting purposes, the deemed effective split-off date was July 31, 2001. The operating results from August 1, 2001, through August 10, 2001, were deemed immaterial to our consolidated results.

     The LMG tracking stock, which had reflected 100% of the performance of LMG, was issued in 1999 in connection with AT&T's acquisition of Tele-Communications, Inc. (TCI). AT&T did not have a controlling financial interest in LMG for financial accounting purposes; therefore, AT&T's ownership in LMG was reflected as an investment accounted for under the equity method in AT&T's consolidated financial statements. The amounts attributable to LMG are reflected in the accompanying Consolidated Statements of Operations as "Equity (losses) earnings from Liberty Media Group" prior to its split-off from AT&T.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently-traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock held by AT&T were distributed to AT&T common shareowners on a basis of 0.3218 of a share (1.609 shares adjusted for the 1-for-5 reverse stock split) of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. For accounting purposes, the deemed effective split-off date was June 30, 2001. The impact of operating results from July 1, 2001 through July 9, 2001, were deemed immaterial to our consolidated results. The split-off of AT&T Wireless resulted in a noncash tax-free gain of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless. This gain was recorded in 2001 as a "Gain on disposition of discontinued operations." At the time of split-off, AT&T retained approximately $3 billion, or 7.3%, of AT&T Wireless common stock.

     AT&T issued the AT&T Wireless tracking stock in April 2000, to track the financial performance of AT&T Wireless Group. The shares initially issued tracked approximately 16% of the performance of AT&T Wireless Group.

     The earnings attributable to AT&T Wireless Group are excluded from the earnings available to AT&T Common Stock Group and are included in "Net (loss) from discontinued operations." Similarly, the earnings and losses related to LMG are excluded from the earnings available to AT&T Common Stock Group. The remaining results of operations of AT&T, including the financial performance of AT&T Wireless Group not represented by the tracking stock, is referred to as the AT&T Common Stock Group and is represented by AT&T common stock.

FORWARD-LOOKING STATEMENTS

     This document may contain forward-looking statements with respect to AT&T's financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing products, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

     These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build-out, interest costs and income, are necessary estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

     - the impact of existing and new competitors in the markets in which AT&T competes, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

     - the impact of oversupply of capacity resulting from excessive deployment of network capacity,

     - the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which the Company operates, which may decrease prices charged, increase churn and change customer mix and profitability,

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of the business strategies of the Company,

     - the requirements imposed on the Company or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

     - the risks associated with technological requirements, wireless, Internet or other technology substitution and changes and other technological developments,

     - the results of litigation filed or to be filed against the Company, and

     - the possibility of one or more of the markets in which the Company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control.

     The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this document is filed. Moreover, in the future, AT&T, through its senior management, may make forward-looking statements about the matters described in this document or other matters concerning AT&T.

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended December 31, 2002, 2001, and 2000, and financial condition as of December 31, 2002 and 2001.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

     AT&T's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to useful lives of plant and equipment, pension and other postretirement benefits, income taxes and legal contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see note 2 to the consolidated financial statements for a complete discussion of AT&T's significant accounting policies):

     Estimated useful lives of plant and equipment -- We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our telecommunications plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets, rather than the individual asset as would be utilized under the unit method. Such estimated life of the group changes as the composition of the group of assets changes and their related lives. The estimated life of the group is based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease depreciation and amortization expense by approximately $0.5 billion. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may be not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

     Pension and postretirement benefits -- The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis utilizing several different assumptions. A significant assumption used in determining our net pension credit (income) and postretirement benefit expense is the expected long-term rate of return on plan assets. In 2002, we used an expected long-term rate of return of 9.0%. For 2003, we will lower this expected rate of return to 8.5%. In determining this revised rate, we considered the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and as such is more heavily weighted toward equity investments, including public and private equity positions. Plan assets also include fixed income and real estate investments. The actual return on pension plan assets over the last 10 and 15 years has been 10.4% and 10.9%, respectively, although the return for the last two years has been negative. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value is a calculated value that amortizes the difference between actual and expected returns evenly over a five-year period. The combined market-related value of plan assets of the pension and postretirement benefit plans as of December 31, 2002, was approximately $19.5 billion; about $2 billion higher than the related fair value of plan assets. The expected return on assets of the pension and postretirement benefit plans included in 2002 operating income was income of $1.7 billion. The reduction in the expected long-term rate of return to 8.5% will reduce the expected return credit by approximately $0.1 billion in 2003.

     Another significant estimate is the discount rate used in the annual actuarial valuation of pension and postretirement benefit plan obligations. In determining the appropriate discount rate at year-end, we considered the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As of December 31, 2002, we reduced the discount rate by 75 basis points to 6.5%. Changes in the discount rate do not have a material impact on our results of operations.

     Income taxes -- Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A one-percentage point increase in the enacted federal income tax rate as of December 31, 2002, would decrease net income by approximately $0.1 billion. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and all available evidence.

     Legal Contingencies -- We are currently involved in certain legal proceedings and have accrued amounts that represent our estimate of the probable outcome of these matters. Such estimates of outcome are derived from consultation with outside counsel, as well as an assessment of litigation and settlement strategies. In addition, we may be responsible for a portion of certain legal proceedings associated with former affiliates pursuant to separation and distribution agreements. Such agreements provide AT&T to share in the cost of certain litigation (relating to matters while affiliated with AT&T) if a judgment or settlement exceeds certain thresholds. With the exception of the Sparks matter (see Discontinued Operations discussion), as of December 31, 2002, we are not aware of, and have not been advised of, any matters in which it is probable that costs would be incurred in excess of the thresholds above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of these costs, irrespective of the sharing agreements. Depending on how these matters are resolved, these costs could be material.

CONSOLIDATED RESULTS OF OPERATIONS

     The comparison of 2002 results with 2001 results was impacted by the April 1, 2002, unwind of Concert, our joint venture with British Telecommunications plc (BT). The venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. As a result, 2002 results include revenue and expenses associated with these customers and businesses for the period April 1, 2002 through December 31, 2002, while 2001 and the first quarter of 2002 includes our proportionate share of Concert's earnings and related charges in "Net losses related to other equity investments." In addition, the assets reclaimed are consolidated in each line item of the Consolidated Balance Sheet at December 31, 2002, versus an equity investment in Concert at December 31, 2001, included in "Other assets."

     For the period August 28, 2000, through December 31, 2002, AT&T's interest in AT&T Latin America was fully consolidated in AT&T's results. In December 2002, AT&T signed a non-binding term-sheet for the sale of its 69% economic interest (95% voting interest) in AT&T Latin America and began accounting for AT&T Latin America as an asset held for sale (the operations of AT&T Latin America did not qualify for treatment as a discontinued operation). As a result of this action, as well as our belief that no changes to the plan will be made and that a sale will be completed within one year, we recorded an impairment charge of $1.0 billion to write down AT&T Latin America's assets and liabilities to fair value, and reclassified these assets and liabilities to "Other current assets" and "Other current liabilities" at December 31, 2002.

     The consolidated financial statements of AT&T reflect AT&T Broadband and AT&T Wireless as discontinued operations. AT&T Broadband was spun-off on November 18, 2002, and AT&T Wireless was split-off on July 9, 2001. Accordingly, the revenue, costs and expenses and cash flows of AT&T Broadband and AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through their respective dates of separation as "Net (loss) from discontinued operations" and as "Net cash (used in) provided by discontinued operations." In addition, the assets and liabilities of AT&T Broadband have been excluded from the respective captions in the Consolidated Balance Sheet at December 31, 2001, and have been reported as "Current assets of discontinued operations," "Non-current assets of discontinued operations," "Current liabilities of discontinued operations," "Non-current liabilities of discontinued operations," "Minority Interest of Discontinued Operations," and "Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debt Securities of AT&T of Discontinued Operations."

     A 1-for-5 reverse stock split of AT&T common stock was effected on November 18, 2002. Shares (except shares authorized), per share amounts and stock prices were restated to reflect the stock split on a retroactive basis. In addition, our stock prices were restated to reflect the AT&T Broadband disposition.

     Effective July 1, 2000, the FCC eliminated Primary Interexchange Carrier Charges (PICC or per-line charges) that AT&T pays for residential and single-line business long distance customers. The elimination of these per-line charges resulted in lower access expense as well as lower revenue, since AT&T has historically billed its customers for these charges.

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services..................................   $26,558     $27,705     $28,559
AT&T Consumer Services..................................    11,527      14,843      18,643
Corporate and Other.....................................      (258)       (351)       (352)
                                                           -------     -------     -------
Total Revenue...........................................   $37,827     $42,197     $46,850
                                                           =======     =======     =======

     Total revenue decreased 10.4%, or $4.4 billion, in 2002 compared with 2001, and decreased 9.9%, or $4.7 billion, in 2001 compared with 2000. The decrease in both years was largely driven by continued declines in long distance voice revenue of approximately $5.2 billion in 2002 and $5.5 billion in 2001. In addition, 2001 revenue declined by $0.5 billion due to the elimination of PICC. The long distance voice decline reflects the impact of pricing pressures and substitution, including a shift from higher-priced products such as business retail to lower-priced products such as business wholesale and prepaid cards. Partially offsetting the declines was growth in data/Internet Protocol(IP)/managed services within AT&T Business Services and local voice services within both AT&T Consumer Services and AT&T Business Services of approximately $0.8 billion in

2002, and $1.4 billion in 2001. The 2002 variances include a positive impact attributable to the reintegration of customers and assets from the unwind of Concert.

     In 2003, we expect our long distance voice revenue to continue to decline due to ongoing competition and product substitution. This decline in revenue is expected to be partially offset by growth in our local voice services and data/IP/managed services.

     Revenue by segment is discussed in greater detail in the segment results section.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Access and other connection.............................   $10,790     $12,085     $13,139
Costs of services and products..........................     8,363       8,621       8,235
Selling, general and administrative.....................     7,988       8,064       7,387
Depreciation and amortization...........................     4,888       4,559       4,538
Net restructuring and other charges.....................     1,437       1,036         758
                                                           -------     -------     -------
Total operating expenses................................   $33,466     $34,365     $34,057
                                                           =======     =======     =======
Operating income........................................   $ 4,361     $ 7,832     $12,793
Operating margin........................................      11.5%       18.6%       27.3%

     Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. Costs paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses.

     Access and other connection expenses decreased 10.7%, or $1.3 billion, in 2002 compared with 2001. Approximately $0.5 billion of this decrease was due to lower Universal Service Fund contributions and lower per-line charges, which were primarily driven by the decline in long distance voice revenue. In addition, domestic access charges decreased by $0.5 billion primarily due to product mix and FCC-mandated access-rate reductions. International connection charges decreased by approximately $0.4 billion driven primarily by lower rates and the reintegration of customers and assets from the unwind of Concert. These reductions were partially offset by an increase in local connectivity costs. Since most of the Universal Service Fund contributions, per-minute access-rate reductions and per-line charges are passed through to the customer, these reductions generally result in a corresponding reduction in revenue.

     In 2003, we expect access rates to be flat or slightly lower than 2002 as most of the FCC-mandated rate reductions have been implemented. We also expect our local connectivity costs to continue to increase as we continue to grow our local voice business.

     Access and other connection expenses decreased 8.0%, or $1.1 billion, in 2001 compared with 2000. Approximately $1.6 billion of the decrease was due to mandated reductions in per-minute access rates, lower per-line charges and lower international connection rates. In July 2000, per-line charges that AT&T paid for residential and single-line business customers were eliminated by the FCC. These reductions were partially offset by a $0.6 billion increase due to overall volume growth primarily related to local and international services and higher Universal Service Fund contributions.

     Costs of services and products include the costs of operating and maintaining our networks, costs to support our outsourcing contracts, the provision for uncollectible receivables and other service-related costs, including the cost of equipment sold.

     Costs of services and products decreased $0.3 billion, or 3.0%, in 2002 compared with 2001. Approximately $0.5 billion of the decrease was due to the overall impact of lower revenue and related costs at AT&T Consumer Services and AT&T Business Services. In addition, costs decreased approximately $0.2 billion due to losses on certain long-term contracts recorded in 2001 by AT&T Business Services. These decreases were partially offset by an increase of $0.1 billion in AT&T Business Services' provision for uncollectible receivables primarily attributable to the weak economy. Cost of services and products also increased as a result of the reintegration of customers and assets from the unwind of Concert.

     In 2001, these costs increased $0.4 billion, or 4.7%, compared with 2000. The increase was driven by approximately $0.6 billion of higher costs associated with our growth businesses, primarily at AT&T Business Services, including the cost of equipment sold. In addition, costs increased approximately $0.3 billion due to estimated losses on certain long-term contracts at AT&T Business Services and a lower pension credit (income) primarily due to the lower expected long-term rate of return on plan assets and the effects of lower actual plan assets. These increases were partially offset by approximately $0.4 billion of lower costs associated with decreased revenue, primarily lower volumes at AT&T Business Services, including our international operations, and lower payphone compensation costs.

     Selling, general and administrative (SG&A) expenses decreased $76 million, or 0.9%, in 2002 compared with 2001. This decrease was driven by a reduction in the number of residential customers as well as cost control efforts of $0.7 billion, and lower transaction costs of $0.2 billion associated with the AT&T restructuring. Partially offsetting these decreases was $0.3 billion of lower pension credits (income) primarily due to the lower expected long-term rate of return on plan assets and the effects of lower actual plan assets, and $0.3 billion associated with increased marketing and sales expenses for new local consumer service offerings and increased investment for business sales and customer care development. SG&A expenses also increased as a result of the reintegration of customers and assets from the unwind of Concert.

     We expect SG&A expenses, and to a lesser extent costs of services and products, will be unfavorably impacted in the future due to lower pension credits (income) and higher post-retirement expenses resulting from a lower expected long-term rate of return on plan assets in 2003 of 8.5% compared with the 9% rate used in 2002 and the effects of lower actual plan assets. We also expect SG&A expenses to be impacted by higher compensation costs associated with stock options reflecting the decision to expense stock option grants, commencing with options granted in 2003.

     SG&A expenses increased $0.7 billion, or 9.2%, in 2001 compared with 2000. Increased expenses in support of growth businesses, primarily data/IP/managed services, and local voice services, drove approximately $0.5 billion of the increase. These expenses included infrastructure development costs associated with increased sales headcount, advertising, and other general and administrative expenses. A lower pension credit (income) and higher postretirement expense resulting from decreased return on plan assets, combined with higher compensation accruals, contributed approximately $0.3 billion to the increase. Also included in the increased SG&A expenses were transaction costs of approximately $0.2 billion associated with AT&T's restructuring announced in October 2000. Partially offsetting these increases was the impact of cost control efforts as well as decreased customer care and billing expenses of approximately $0.7 billion, primarily from AT&T Consumer Services.

     Depreciation and amortization expenses increased $0.3 billion, or 7.2%, in 2002 compared with 2001. The increase was primarily due to a larger asset base resulting from continued infrastructure investment supporting our growth business. The increase was partially offset by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which eliminated the amortization of goodwill. In 2001, we recorded $0.2 billion of amortization expense on goodwill.

     In 2003, the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities only if such liability is unavoidable and legally enforceable, will have a favorable impact on depreciation expense. (See "New Accounting Pronouncements" for a further discussion of SFAS No. 143.) However, we continue to invest in our asset base, which will increase depreciation expense in 2003.

     Depreciation and amortization expenses increased $21 million in 2001 compared with 2000. The increase was primarily due to a larger asset base resulting from continued infrastructure investment. Certain infrastructure assets placed in service in 2001 extended the average life of the overall assets, partially mitigating the impact of the larger asset base.

     Total capital expenditures were $3.9 billion, $5.6 billion and $6.8 billion for 2002, 2001 and 2000, respectively. The decrease in spending was primarily due to cost containment efforts. We continue to focus the majority of our capital spending on our growth businesses of data/IP/managed services.

     In 2002, net restructuring and other charges were $1,437 million. The net charge included $1,203 million related to AT&T Business Services, $211 million related to AT&T Consumer Services and $23 million related to the Corporate and Other group.

     Included in the $1,437 million was a $1,029 million charge for the impairment of the net assets of our consolidated subsidiary, AT&T Latin America. In December 2002, the AT&T Board of Directors approved a plan for AT&T to sell its approximate 95% voting stake in AT&T Latin America in its current condition. On December 31, 2002, AT&T signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this plan, we classified AT&T Latin America as an asset "held for sale" at fair market value, in accordance with SFAS No. 144. Consequently, there are approximately $160 million of assets (principally cash and accounts receivable) included in Other Current Assets and approximately $160 million of liabilities (principally secured short-term debt) included in Other Current Liabilities. The $1,029 million charge to write the assets and liabilities down to their fair values was reported within our AT&T Business Services segment.

     Also included in net restructuring and other charges was a $204 million impairment charge related to certain Digital Subscriber Line (DSL) assets (including internal-use software, licenses, and property, plant & equipment) that will not be utilized by AT&T as result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we have signed an agreement with Covad Communications to offer DSL services over their network. As a result, the assets in these areas were impaired. This charge was reported within our AT&T Consumer Services segment.

     In 2002, AT&T recorded net business restructuring charges of $204 million. These activities consisted of new exit plans totaling $377 million and reversals of $173 million. The new plans primarily consisted of $334 million for employee separation costs primarily in AT&T Business Services, and $39 million of facility closing reserves. Slightly more than 4,800 employees will be separated in conjunction with these exit plans, approximately one-half of which are management employees and one-half are non-management employees. The majority of these employee separations will be involuntary and are largely the result of improved processes and automation in provisioning and maintenance of services for business customers. Due to the timing of these separations, these exit plans did not yield cash savings in 2002, nor did we realize a benefit to operating income in 2002. Future cash and expense savings is dependent upon the timing of actual separations and associated payments. In the first full year following the completion of these exit plans, we expect to realize approximately $300 million of cash savings and benefit to operating income. Approximately 14% of the employees affected by these exit plans had left their positions by December 31, 2002, and we expect those remaining to leave their positions by the end of 2003. Termination benefits of approximately $328 million were paid throughout 2002 for the current and prior year's separation plans.

     The $173 million reversal primarily consisted of $124 million of employee separation costs and $26 million related to prior plan facility closings no longer deemed to be necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given current industry conditions, as well as the redeployment of certain employees to different functions within the Company.

     During 2001, net restructuring and other charges were $1,036 million which were primarily comprised of $862 million for employee separations, of which $388 million related to benefits to be paid from pension assets as well as pension and postretirement curtailment losses, and $166 million for facility closings. The restructuring and exit plans support our cost reduction efforts through headcount reductions across all segments of the business, primarily network support and customer care functions in AT&T Business Services. These charges were slightly offset by the reversal of $33 million related to business restructuring plans announced in the fourth quarter 1999 and the first quarter 2000 (of which $15 million related to employee separations and $18 million related to contract terminations). The net charge consisted of $570 million related to AT&T Business Services, $31 million related to AT&T Consumer Services and $435 million related to the Corporate and Other group.

     The charge covered separation costs for approximately 10,000 employees, approximately one-half of whom were management and one-half were non-management employees. More than 9,000 employee separations related to involuntary terminations and the remaining 1,000 were voluntary.

     During 2000, we recorded $758 million of net restructuring and other charges which included $586 million for employee separations associated with AT&T's initiative to reduce costs, of which $144 million primarily related to pension and postretirement curtailment losses. The charge also included $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert, and $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the year. The net charge consisted of $395 million related to AT&T Business Services, $97 million related to AT&T Consumer Services and $266 million related to the Corporate and Other group.

     These plans covered separation costs for approximately 6,100 employees, mainly in AT&T Business Services, including network operations, primarily for the consolidation of customer-care and call centers. Approximately one-half of whom were management employees and one-half were non-management employees. Approximately 5,500 of the employee separations related to involuntary terminations and approximately 600 related to voluntary terminations.

     AT&T's operating income in 2002 decreased $3.5 billion, or 44.3%, compared with 2001 and decreased $5.0 billion, or 38.8%, in 2001 compared with 2000. AT&T's operating margin was 11.5% in 2002 compared with 18.6% in 2001 and 27.3% in 2000. The decline in 2002 was primarily due to the decline in revenue combined with increased net restructuring and other charges and increased depreciation and amortization expenses. Also contributing to the decline was a lower rate of decline in selling, general and administrative expenses and costs of services and products compared with the revenue rate of decline. The decline in operating margin in 2001 was primarily due to a decline in revenue combined with increased selling, general and administrative expenses, costs of services and products, net restructuring and other charges, and depreciation and amortization expenses. The operating margin declines in both years reflect pricing pressures and a shift from higher-margin retail long distance services to lower-margin wholesale long distance service and other lower-margin services such as lower-priced optional calling plans and prepaid cards.

     We expect the operating margin to continue to decline in 2003 despite the expected benefit from lower net restructuring and other charges. The expected decline is primarily due to a continued decline in the long distance business reflecting the impact of accelerating growth in wholesale services as well as a shift to lower-margin services such as lower-priced optional calling plans and prepaid cards.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                             2002        2001         2000
                                                            ------     --------     --------
                                                                 (DOLLARS IN MILLIONS)
Other (expense) income....................................   $(77)      $1,327       $1,190

     Other (expense) income in 2002 was expense of $77 million compared with income of $1.3 billion in 2001. The unfavorable variance of $1.4 billion was primarily due to $1.2 billion of higher net gains on sales of businesses and investments in 2001, including gains on the sale of AT&T's retained interest in AT&T Wireless and Japan Telecom. The unfavorable variance was also due to impairments of $0.2 billion recorded in 2002 related to certain leases of aircraft which are accounted for as leveraged leases, $0.2 billion of lower income related to mark-to-market adjustments on derivative instruments and lower investment-related income of $0.2 billion. Favorably impacting other (expense) income were lower investment impairment charges of $0.4 billion in 2002, primarily driven by lower impairment charges for Time Warner Telecom.

     At December 31, 2002, we had investments in leveraged leases of aircraft of $601 million [$(185) million net of deferred taxes], which we lease to airlines as well as aircraft related companies. Several airline carriers who have leases have recently experienced financial difficulties. While these airlines are current on their lease rental payments, we could record additional impairment charges in 2003 if any of these carriers declare bankruptcy or renegotiate their lease terms with us. In addition, in the event of bankruptcy or a renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and accordingly a cash tax expense.

     Other (expense) income in 2001 was income of $1.3 billion compared with income of $1.2 billion in 2000. The favorable variance of $0.1 billion was driven primarily by higher net gains on the sales of businesses and investments of $0.5 billion which reflect the gains on the sales of AT&T's retained interest in AT&T Wireless and Japan Telecom in 2001, $0.2 billion related to the settlement, in 2001, of disputes relating to the buyer's obligations resulting from the sale of AT&T Universal Card Services, and higher income related to mark-to-market adjustments on derivative instruments of $0.2 billion. Partially offsetting these increases was investment impairment charges of $0.5 billion, primarily consisting of the impairment of Time Warner Telecom, and lower interest income of $0.2 billion.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Interest (expense)......................................   $(1,448)    $(1,493)    $(1,503)

     Interest expense decreased $45 million, or 3.0%, in 2002 compared with 2001, and decreased $10 million, or 0.6%, in 2001 compared with 2000. The decrease in both periods was primarily due to lower average debt balances, reflecting our debt reduction efforts, partially offset by higher average interest rates. Average interest rates were higher in both periods due to the mix of short-term and long-term debt. The 2002 average rate was adversely affected by the $10 billion bond offering in November 2001. We expect interest expense to be lower in future periods as a result of our debt reduction efforts.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
(Provision) for income taxes............................   $(1,587)    $(2,890)    $(4,487)
Effective tax rate......................................      56.0%       37.7%       35.9%

     The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The 2002 rate was adversely impacted by approximately 14.9 percentage points due to the $1.0 billion impairment charge recorded in 2002 relating to AT&T's interest in AT&T Latin America for which no tax benefit was recorded. Also negatively impacting the 2002 rate was the impact of AT&T Latin America's losses from operations for which no tax benefit was recorded because realization of a tax benefit was not likely to occur and the losses were not includable in AT&T's consolidated income tax return.

     In 2001, the effective tax rate was positively impacted by tax benefits associated with the tax-free gain from the disposal of a portion of AT&T's retained interest in AT&T Wireless in a debt-for-equity exchange, partially offset by the consolidation of AT&T Latin America's pretax losses for which no tax benefit was provided.

     In 2000, the effective tax rate was positively impacted by the tax benefits associated with certain legal entity restructurings and investments.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            2002         2001         2000
                                                           ------       ------       ------
                                                                (DOLLARS IN MILLIONS)
Minority interest income.................................   $114         $131          $41

     Minority interest income represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries. Minority interest income decreased $17 million in 2002 compared with 2001 as a result of lower net losses of AT&T Latin America in 2002. In December 2002, AT&T fully utilized the minority interest balance related to AT&T Latin America; therefore, we will no longer record minority interest income related to AT&T Latin America.

     Minority interest income increased $0.1 billion in 2001 compared with 2000 primarily due to AT&T Latin America, which we acquired on August 28, 2000; therefore, 2001 includes a full year of results, compared with a partial year in 2000.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                            2002         2001          2000
                                                           -------     ---------     --------
                                                                 (DOLLARS IN MILLIONS)
Equity (losses) earnings from Liberty Media Group........   $  --       $(2,711)      $1,488

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            2002         2001         2000
                                                           -------     ---------     ------
                                                                (DOLLARS IN MILLIONS)
Net (losses) earnings related to other equity
  investments............................................   $(400)      $(4,836)       $10

     Net (losses) related to other equity investments, which are recorded net of income taxes, declined $4.4 billion in 2002 compared with 2001 due to lower net losses of $2.1 billion for Concert, $1.5 billion for AT&T Canada and $0.8 billion for Net2Phone, primarily resulting from impairment charges recorded in 2001.

     Net (losses) related to other equity investments, net of income taxes, were $4.8 billion in 2001 compared with income of $10 million in 2000. The unfavorable variance of $4.8 billion was primarily due to greater losses of $2.2 billion for Concert, $1.8 billion for AT&T Canada and $0.8 billion for Net2Phone primarily due to impairment charges recorded in 2001.

     The after-tax amortization of excess basis associated with nonconsolidated investments, recorded as a reduction of income, totaled $36 million in 2001, and $37 million in 2000.

     Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we no longer amortize excess basis related to nonconsolidated investments.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2002        2001        2000
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Net (loss) from discontinued operations, net of income
  taxes................................................   $(14,513)    $(4,052)    $(4,863)
Gain on disposition of discontinued operations.........      1,324      13,503          --

     Net (loss) from discontinued operations, net of income taxes, primarily represents the operating results of AT&T Broadband and AT&T Wireless, which AT&T disposed of and accounted for as discontinued operations. Accordingly, the revenue, costs and expenses of AT&T Broadband and AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations.

     In 2002, the net (loss) from discontinued operations included a loss of $14.5 billion from the discontinued operations of AT&T Broadband, and an estimated loss on the litigation settlement associated with the business of Lucent Technologies Inc., which was spun-off from AT&T in 1996 and accounted for as a discontinued operation. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent Technologies Inc., AT&T recorded its proportionate share of the settlement and estimated legal costs, which totaled $33 million, net of tax. Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time.

     In 2002, we realized a noncash gain on the disposition of AT&T Broadband of $1.3 billion, which represented the difference between the fair value of AT&T Broadband at the date of the spin-off and AT&T's book value, net of certain charges triggered by the spin-off of $159 million, and the related income tax effect of $61 million. These charges included compensation expense due to the accelerated vesting of stock options as well as the enhancement of certain incentive plans.

     In 2001, the net (loss) from discontinued operations included a loss of $4.2 billion from the discontinued operations of AT&T Broadband, and income of $150 million from the discontinued operations of AT&T Wireless.

     In 2001, we realized a tax-free noncash gain on the disposition of discontinued operations of $13.5 billion, representing the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value.

     In 2000, the net (loss) from discontinued operations consisted of a loss of $5.4 billion from the discontinued operations of AT&T Broadband, and income of $536 million from the discontinued operations of AT&T Wireless.

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2002    2001     2000
                                                              ------   -----   ------
                                                               (DOLLARS IN MILLIONS)
Cumulative effect of accounting changes.....................  $(856)   $904    $  --

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). As a result of this test, an impairment loss (related to discontinued operations) of $0.9 billion, net of income taxes of $0.5 billion, was recorded in 2002.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of this accounting change, net of applicable income taxes, was comprised of $0.4 billion for AT&T Group (of which $0.2 billion related to discontinued operations) and $0.5 billion for LMG. The $0.4 billion recorded by AT&T Group was attributable primarily to fair value adjustments of equity derivative instruments embedded in indexed debt instruments and warrants held in public and private companies. The $0.5 billion recorded by LMG represents the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Dividend requirements of preferred stock....................  $ --    $(652)  $  --
Premium on exchange of AT&T Wireless tracking stock.........    --      (80)     --

     Dividend requirements of preferred stock were $0.7 billion in 2001. The preferred stock dividend represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001 as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was computed upon the issuance of the NTT DoCoMo preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received. This beneficial feature was being accreted over the time period DoCoMo was required to hold the shares. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. As a result, the beneficial conversion feature was fully accreted.

     In May 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless tracking stock. In 2001, this exchange resulted in a premium of $80 million, which was a reduction of net income available to common shareowners. The premium represented the excess of the fair value of the AT&T Wireless tracking stock issued over the fair value of the AT&T common stock exchanged and was calculated based on the closing share prices of AT&T common stock and AT&T Wireless tracking stock on May 25, 2001.

SEGMENT RESULTS

     AT&T's results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of AT&T's continuing operations (excluding LMG) is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, earnings before interest and taxes (EBIT), capital additions and total assets.

     EBIT is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance. AT&T calculates EBIT as operating income plus other (expense) income, net, pretax minority interest income and pretax net (losses) earnings related to other equity investments. Interest and income taxes are not factored into the segment profitability measure used by the chief operating decision makers; therefore, trends for these items are discussed on a consolidated basis. Management believes EBIT is meaningful to investors because it provides an analysis of operating results using the same measure used by AT&T's chief operating decision makers. EBIT for AT&T was $3.9 billion, $1.5 billion and $14.0 billion for the years ended December 31, 2002, 2001 and 2000, respectively. We provide EBIT, a measure not calculated in accordance with generally accepted accounting principles (GAAP), for AT&T in order to provide investors a means to evaluate the financial results of each segment in relation to total AT&T. The table below provides a reconciliation of EBIT to operating income. Our calculations of EBIT may or may not be consistent with the calculation of this measure by other public companies. EBIT should not be viewed by investors as an alternative to a GAAP measure of performance, such as operating income.

  Reconciliation of EBIT to Operating Income

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2002     2001     2000
                                                            ------   ------   -------
                                                              (DOLLARS IN MILLIONS)
EBIT......................................................  $3,886   $1,507   $13,973
Deduct:
  Other (expense) income..................................     (77)   1,327     1,190
  Minority interest income................................     114      131        41
  Pretax net (losses) related to other equity
     investments..........................................    (512)  (7,783)      (51)
                                                            ------   ------   -------
Operating income..........................................  $4,361   $7,832   $12,793
                                                            ======   ======   =======

     Total assets for each segment generally include all assets, except intercompany receivables. Prepaid pension assets and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. The total assets of discontinued operations and the related (loss) as well as the gain on disposition are not reflected in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments and additions to internal-use software.

     Our existing segments reflect certain managerial changes that were implemented during 2002. The changes primarily include the following: revenue previously recorded by the AT&T Business Services segment as "Internal revenue" for services provided to certain other AT&T units and then eliminated within the Corporate and Other group is now recorded as a contra-expense by AT&T Business Services; the results of certain units previously included in the Corporate and Other group were transferred to the AT&T Business Services segment; the financial impacts of SFAS No. 133 that were previously recorded in the Corporate and Other group were transferred to the appropriate segments. In addition, AT&T Consumer Services and total AT&T revenue was restated in accordance with Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which requires cash incentives given to customers previously recorded as advertising and promotion expense now to be recorded as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. All prior periods have been restated to reflect these changes.

     Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.

AT&T BUSINESS SERVICES

     AT&T Business Services offers a variety of global communications services to small and medium-sized businesses, large domestic and multinational businesses and government agencies. Their services include long distance, international, toll-free and local voice; data and IP services; managed services; and wholesale transport services (sales of services to service resellers). Data and IP services are broad categories of services in which data (i.e. e-mail, video or computer files) is transported from one location to another. In packet services, data is divided into efficiently sized components and transported between packet switches until it reaches its final destination, where it is reassembled. Packet services includes IP, frame relay and Asynchronous Transfer Mode or "ATM." Managed services delivers end-to-end enterprise networking solutions by managing networks, servers and applications.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
External revenue
  Services revenue......................................   $25,856     $26,947     $27,900
  Equipment and product sales...........................       379         317         236
                                                           -------     -------     -------
Total external revenue..................................    26,235      27,264      28,136
Internal revenue........................................       323         441         423
                                                           -------     -------     -------
Total revenue...........................................   $26,558     $27,705     $28,559
                                                           =======     =======     =======
EBIT....................................................   $ 1,638     $(2,305)    $ 5,917
Capital additions.......................................     3,716       5,451       6,841

                                                           AT DECEMBER 31,
                                                          -----------------
                                                           2002      2001
                                                          -------   -------
Total assets............................................  $36,365   $40,316

  REVENUE

     AT&T Business Services revenue decreased $1.1 billion, or 4.1%, in 2002 compared with 2001, and decreased $0.9 billion, or 3.0% in 2001 compared with 2000. The declines were primarily driven by a decline in long distance voice revenue of $1.7 billion in 2002 and $2.0 billion in 2001. Partially offsetting the decline was growth in data/IP/managed services, including equipment sales, and local voice services of $0.7 billion in 2002 and $1.3 billion in 2001.

     In 2003, we expect long distance voice revenue will continue to decline, reflecting continued competitive pressure as well as an accelerating shift in the retail/wholesale mix. We expect the declines in long distance voice revenue will continue to be partially offset by growth in local and data/IP/managed services.

     Long distance voice revenue declined approximately 12% in 2002 compared with 2001, and approximately 13% in 2001 compared with 2000, reflecting the continued impact of pricing pressures and a change in the wholesale-retail product mix. While long distance volumes grew at a low single-digit rate in 2002 and 2001, the increase was driven by growth in lower-priced wholesale volumes that was essentially offset by a decrease in higher-priced retail volumes. These factors are expected to continue to negatively impact revenue in 2003.

     Data/IP/managed services, excluding equipment and product sales, increased approximately 5% in 2002 compared with 2001. Growth was driven by increased sales in packet services, which grew at a rate of approximately 17%, partially offset by a decline in private line services (a service in which the connection is dedicated to the customer), reflecting an industry trend of customers migrating from private line services to more cost-effective and technologically-advanced packet services. When we include equipment and product sales, data/IP/managed services increased approximately 6%.

     Data/IP/managed services increased approximately 13% in 2001 compared with 2000, with or without the impact of equipment sales. The growth was led by packet services, which grew at a mid-20 percent rate.

     Local voice services revenue grew approximately 13% in 2002 compared with 2001 and more than 20% in 2001 compared with 2000. This growth reflects our continued focus on increasing the utilization of our existing footprint. AT&T added approximately 676,000 access lines in 2002. Access lines at the end of 2002 and 2001 were approximately 3.6 million and 2.9 million, respectively.

     AT&T Business Services internal revenue decreased $0.1 billion in 2002 compared with 2001 and was relatively flat in 2001 compared with 2000. The impact of internal revenue is included in the revenue by product discussions, above. The decrease in internal revenue in 2002 compared with 2001 was primarily due to the split-off of AT&T Wireless on July 9, 2001, as these sales are now reported as external revenue, partially offset by an increase in sales to AT&T Broadband. Sales to AT&T Broadband were recorded as internal revenue through the November 18, 2002, date of disposition. Subsequent to November 18, 2002, sales to AT&T Broadband, now Comcast, are recorded as external revenue.

  EBIT

     In 2002, EBIT increased $3.9 billion, or 171.1%, compared with 2001. The improvement was primarily due to a decrease in pretax net losses related to equity investments of $3.5 billion for Concert and $2.6 billion for AT&T Canada driven primarily by impairment charges and equity losses recorded in 2001, as well as $0.4 billion in lower restructuring charges recorded in 2002. This improvement was partially offset by a decrease in the long distance voice business resulting primarily from the impact of pricing pressures, a $1.0 billion impairment charge recorded in 2002 for AT&T Latin America, and a gain of approximately $0.5 billion recorded on the sale of our stake in Japan Telecom in 2001.

     In 2001, EBIT decreased $8.2 billion, or 138.9%, compared with 2000. The decline was primarily due to higher losses of $3.5 billion related to Concert and $3.0 billion related to AT&T Canada, primarily due to impairment charges recorded in 2001. Also reflected in the decline was the impact of long distance voice pricing pressure, as well as a shift from higher-margin long distance services to lower-margin growth services.

  OTHER ITEMS

     Capital additions decreased $1.7 billion in 2002 compared with 2001 and $1.4 billion in 2001 compared with 2000 as we continue to maintain a disciplined focus on capital spending. Although these declines reflect significantly lower capital expenditures for network assets that support all services provided by AT&T, we continue to focus the majority of our capital spending on our data, IP and local voice products.

     Total assets decreased $4.0 billion, or 9.8%, at December 31, 2002, compared with December 31, 2001. The decrease reflects lower receivables primarily driven by the settlement of receivables from Concert in connection with the Concert unwind, improved cash collections and lower revenue. The decrease also reflects the write-off of the assets associated with the impairment of AT&T Latin America.

AT&T CONSUMER SERVICES

     AT&T Consumer Services provides a variety of communications services to residential customers including domestic and international long distance; transaction-based long distance, such as operator-assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Revenue.................................................   $11,527     $14,843     $18,643
EBIT....................................................     2,647       4,875       6,893
Capital additions.......................................       127         140         148

                                                           AT DECEMBER 31,
                                                          -----------------
                                                           2002      2001
                                                          -------   -------
Total assets............................................  $ 1,674   $ 2,141

  REVENUE

     AT&T Consumer Services revenue declined $3.3 billion, or 22.3%, in 2002 compared with 2001, and $3.8 billion, or 20.4%, in 2001 compared with 2000. The decline in both periods was primarily due to long distance revenue, which fell $3.6 billion in both 2002 and 2001. These declines were largely driven by traditional long distance voice services, such as domestic and international dial services (long distance calls where the number "1" is dialed before the call), and domestic calling card services. The traditional long distance voice services revenue was negatively impacted by substitution and the impact of ongoing competition, which has led to a loss of market share. In addition, the continued migration of customers to optional calling plans and lower-priced products, such as prepaid cards, has also negatively impacted revenue. The revenue decline for 2001 also reflects a $0.5 billion impact due to the elimination of per-line charges in July 2000. Partially offsetting these declines was growth of $0.2 billion in both 2002 and 2001 related to local services. Calling volumes declined at a low-teen percentage rate in 2002, and a low double-digit percentage rate in 2001 as a result of competition and wireless and Internet substitution, partially offset by an increase in prepaid card usage.

     In 2002, approximately 5% of AT&T Consumer Services total revenue and more than 50% of prepaid card revenue was related to a contract with Wal-Mart, Inc. If this contract is not renewed at the next renewal date, January 31, 2004 (subject to early termination if certain events occur), AT&T Consumer Services revenue would be adversely affected if we are unsuccessful in selling the cards through a different channel. We expect product substitution, competition (including the continued entry of the Regional Bell Operating Companies (RBOCs) into the long distance market) and customer migration to lower-priced calling plans and products to continue to negatively impact AT&T Consumer Services revenue in 2003.

  EBIT

     EBIT declined $2.2 billion, or 45.7%, in 2002 compared with 2001 and declined $2.0 billion, or 29.3%, in 2001 compared with 2000. The declines in both periods were primarily due to the revenue declines in the long distance business. Also impacting the EBIT decline in 2002 was an asset impairment charge of $0.2 billion recorded in 2002 related to the Digital Subscriber Line (DSL) assets that will no longer be utilized by AT&T as a result of the agreement with Covad Communications to offer DSL services over their network.

     EBIT margin declined to 23.0% in 2002 from 32.8% in 2001 and 37.0% in 2000. The declining EBIT margins primarily reflect the impact of customers who substitute long distance calling with wireless and Internet service and remain AT&T Consumer Services customers as well as customers who migrate to optional calling plans and lower-priced products. These customers generate less revenue, while their billing, customer care and fixed costs remain. The 2002 margin was also negatively impacted by the DSL asset impairment charge. The 2001 margin decline was also impacted by a slight increase in marketing spending targeted at high-value customers, partially offset by the receipt of $0.2 billion in 2001 from the settlement of disputes relating to obligations resulting from the sale of AT&T Universal Card Services to Citigroup in 1998.

  OTHER ITEMS

     In 2002, capital additions decreased $13 million, or 9.2%, compared with 2001. In 2001, capital additions decreased $8 million, or 5.2%, compared with 2000.

     Total assets declined $0.5 billion to $1.7 billion at December 31, 2002, compared with $2.1 billion at December 31, 2001. This decline was primarily due to lower accounts receivable, reflecting lower revenue and slightly improved cash collections.

CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions and the elimination of transactions between segments.

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                             2002     2001      2000
                                                             -----   -------   ------
                                                              (DOLLARS IN MILLIONS)
Revenue....................................................  $(258)  $  (351)  $ (352)
EBIT.......................................................   (399)   (1,063)   1,163
Capital additions..........................................     63       150    1,594

                                                            AT DECEMBER 31,
                                                           -----------------
                                                            2002      2001
                                                           -------   -------
Total assets.............................................  $17,233   $19,872

  REVENUE

     In 2002, Corporate and Other revenue was negative $258 million, compared with negative $351 million in 2001. The year-over-year change was primarily due to lower internal revenue with AT&T Wireless due to its split-off on July 9, 2001, partially offset by an increase in internal revenue with AT&T Broadband. In 2003, as a result of the AT&T Broadband spin-off, the elimination of internal revenue residing in Corporate and Other will decline significantly.

     Revenue for Corporate and Other was essentially flat in 2001 compared with 2000, as lower internal revenue from AT&T Wireless due to its split-off in 2001 was offset by increased sales from AT&T Business Services to AT&T Broadband.

  EBIT

     In 2002, EBIT improved $0.7 billion to a deficit of $0.4 billion. The improvement was largely due to lower investment impairment charges of approximately $1.4 billion, primarily related to our investments in Net2Phone and Time Warner Telecom in 2001. Also contributing to the EBIT improvement was lower business restructuring charges as well as lower transaction costs associated with AT&T's restructuring announced in October of 2000, totaling $0.6 billion. These EBIT improvements were partially offset by lower net gains of $0.7 billion driven by a $0.5 billion tax-free gain recorded in 2001 associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless. Also offsetting the EBIT improvements were a lower pension credit (income) of $0.3 billion primarily driven by a lower long-term expected rate of return and the effects of lower actual plan assets, a $0.2 billion impairment charge recorded in 2002 of certain leases of aircraft which are accounted for as leveraged leases, and a $0.2 billion variance due to mark-to-market adjustments on derivative instruments.

     EBIT declined $2.2 billion to a deficit of $1.1 billion in 2001 compared with 2000. The decline was largely due to $1.5 billion of greater investment impairment charges in 2001, primarily for Net2Phone and Time Warner Telecom. Also contributing to the decline were higher restructuring and other charges and higher transaction costs associated with AT&T's restructuring announced in October 2000, totaling $0.4 billion; and a lower pension credit (income) and higher postretirement expense of $0.3 billion. These declines were partially offset by the $0.5 billion gain associated with the disposal of a portion of AT&T's retained interest in AT&T Wireless.

  OTHER ITEMS

     Capital additions decreased $87 million in 2002 primarily due to a decline in the purchase of investments. Capital additions decreased $1.4 billion in 2001 primarily as a result of our investment in Net2Phone in 2000.

     Total assets decreased $2.6 billion, to $17.2 billion in 2002. The decrease was primarily driven by a lower cash balance at December 31, 2002, and a decrease in investments primarily due to mark-to-market adjustments, partially offset by derivative-related activity.

FINANCIAL CONDITION

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................   $55,272     $165,481
Total liabilities...........................................    42,960      105,778
Total shareowners' equity...................................    12,312       51,680

     Total assets decreased $110.2 billion, or 66.6%, to $55.3 billion at December 31, 2002, compared with December 31, 2001. The November 18, 2002, spin-off of AT&T Broadband accounted for $103.2 billion of the decrease. The decrease also reflects lower receivables of $3.1 billion primarily driven by improved cash collections, the settlement of receivables from Concert in connection with the Concert unwind, and lower revenue. In addition, assets decreased as a result of a $2.7 billion reduction in cash and the write-off of $1.1 billion of assets associated with the impairment of our interest in AT&T Latin America.

     Total liabilities decreased $62.8 billion, or 59.4%, to $43.0 billion at December 31, 2002, from $105.8 billion at December 31, 2001. The November 18, 2002, spin-off of AT&T Broadband contributed $48.9 billion to the decrease. Also contributing to the decrease in liabilities was $11.6 billion in lower debt reflecting the pay-down of short-term debt and AT&T Broadband's assumption of $3.5 billion of AT&T long-term debt in connection with its spin-off. In addition, total liabilities decreased as a result of the settlement of AT&T's obligation to purchase the publicly owned shares of AT&T Canada and due to the impairment of our interest in AT&T Latin America.

     Minority interest of discontinued operations decreased $3.3 billion at December 31, 2002, compared with December 31, 2001. The decrease was a result of the exchange or redemption of all TCI Pacific preferred shares for AT&T common stock and the November 18, 2002, spin-off of AT&T Broadband. Quarterly income preferred securities of discontinued operations decreased $4.7 billion at December 31, 2002, compared with December 31, 2001, as these securities were converted into Comcast class A common stock in conjunction with the spin-off of AT&T Broadband.

     Total shareowners' equity decreased $39.4 billion, or 76.2%, to $12.3 billion at December 31, 2002, from $51.7 billion at December 31, 2001. This decrease was primarily due to a decline of $26.6 billion in additional paid-in capital principally due to a $31.0 billion reduction resulting from the spin-off of AT&T Broadband (including compensation expense triggered by the spin-off), partially offset by an increase of $2.5 billion from the June 2002 common stock offering and $2.1 billion from the exchange or redemption of all TCI Pacific preferred shares for AT&T common shares. Retained earnings decreased $13.1 billion at December 31, 2002, compared with December 31, 2001, primarily due to the net (loss) from discontinued operations partially offset by a $1.3 billion gain on the spin-off of AT&T Broadband.

     During 2002, when AT&T declared its quarterly dividends to the AT&T Common Stock Group shareowners, the Company was in an accumulated deficit position. As a result, the Company reduced additional paid-in capital by $0.6 billion, the entire amount of the dividends declared.

LIQUIDITY

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
CASH FLOWS:
Provided by operating activities of continuing
  operations............................................   $10,483     $10,005     $10,641
(Used in) investing activities of continuing
  operations............................................    (1,429)     (4,295)    (32,678)
(Used in) provided by financing activities of continuing
  operations............................................    (6,041)     (2,778)     23,745
(Used in) provided by discontinued operations...........    (5,679)      7,683      (2,746)
                                                           -------     -------     -------
Net (decrease) increase in cash and cash equivalents....   $(2,666)    $10,615     $(1,038)
                                                           =======     =======     =======

     Net cash provided by operating activities of AT&T's continuing operations of $10.5 billion for the year ended December 31, 2002, was generated primarily by $11.4 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments, and a decrease in accounts receivable of $0.7 billion reflecting cash collections and lower revenue. Partially offsetting these sources of cash were a net change in other operating assets and liabilities of $1.4 billion due to lower tax liabilities as well as lower payroll and benefit-related liabilities.

     Net cash provided by operating activities of continuing operations of $10.0 billion for the year ended December 31, 2001, primarily included $11.8 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments, and a decrease in accounts receivable of $0.9 billion due to lower revenue and strong cash collections in December 2001. Partially offsetting the cash provided were net changes in other operating assets and liabilities of $2.1 billion due to tax payments, and a decrease in accounts payable of $0.5 billion. Net cash provided by operating activities of continuing operations of $10.6 billion for the year ended December 31, 2000, primarily included income from continuing operations, excluding noncash income items and the adjustment for net gains on sales of businesses and investments, of $13.8 billion, partially offset by an increase in accounts receivable of $2.4 billion due to an increase in the receivables from Concert and slow customer collections at AT&T Business Services, a decrease in accounts payable of $0.6 billion and a net change in other assets and liabilities of $0.1 billion.

     AT&T's investing activities resulted in a net use of cash of $1.4 billion in 2002, compared with $4.3 billion in 2001 and $32.7 billion in 2000. During 2002, AT&T spent $3.9 billion on capital expenditures, paid $3.4 billion to settle the AT&T Canada obligation and received a $5.8 billion cash distribution from AT&T Broadband in conjunction with its spin-off. In 2001, AT&T spent $5.8 billion on capital expenditures, and received approximately $1.6 billion from the sales of investments. During 2000, AT&T used approximately $23.7 billion for acquisitions of businesses, primarily MediaOne Group, Inc., and spent $7.0 billion on capital expenditures.

     During 2002, net cash used in financing activities was $6.0 billion, compared with net cash used in financing activities of $2.8 billion in 2001, and net cash provided by financing activities of $23.7 billion in 2000. During 2002, AT&T made net payments of $8.2 billion to reduce debt, paid dividends of $0.6 billion, and received $2.7 billion from the issuance of AT&T common stock, primarily due to the sale of 46 million shares in the second quarter. The proceeds from this stock sale, along with funds from other short-term sources, were used to satisfy AT&T's obligation to the AT&T Canada shareholders (see investing activities above).

     During 2001, AT&T made net debt payments of $6.5 billion, paid AT&T Wireless $5.8 billion to settle an intercompany loan in conjunction with its split-off from AT&T, and paid dividends of $0.5 billion. Partially offsetting these outflows in 2001 was the receipt of $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo. During 2000, AT&T received $10.3 billion from the AT&T Wireless Group tracking stock offering and had net borrowings of debt of $17.0 billion. These sources of cash were partially offset by the payment of $3.0 billion in dividends.

 WORKING CAPITAL AND OTHER SOURCES OF LIQUIDITY

     At December 31, 2002, our working capital ratio (current assets divided by current liabilities) was 1.32, reflecting the cash balance on hand as a result of cash received in conjunction with the spin-off of AT&T Broadband.

     During the second and third quarters of 2002, AT&T renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities. Together, the programs provide up to $2.0 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitization are recorded as a borrowing and included in short-term debt. At December 31, 2002, approximately $0.2 billion was outstanding. The terms of these facilities have been extended to June (AT&T Business Services) and July (AT&T Consumer Services) of 2003.

     At December 31, 2002, we had a $3.0 billion 364-day credit facility available to us that was entered into on October 9, 2002. The credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. It also contains a covenant that requires AT&T to maintain $1.27 billion in unencumbered cash, cash equivalents and marketable securities. At December 31, 2002, we were in compliance with these covenants.

     AT&T reduced its debt in 2002 as a result of the spin-off of AT&T Broadband on November 18, 2002. The third party debt of TCI and MediaOne Group, Inc. of $15.0 billion was included in the net assets spun-off with AT&T Broadband. This debt was included in the liabilities of discontinued operations at December 31, 2001. At the time of spin-off, AT&T and AT&T Broadband settled approximately $9.4 billion of intercompany debt and transaction-related costs. AT&T received a $5.8 billion cash distribution from AT&T Broadband, which is reflected in the cash balance at December 31, 2002. The remainder of the intercompany debt and transaction-related costs was settled via a debt exchange. In the AT&T Broadband debt exchange, $3.5 billion of outstanding AT&T notes were exchanged for notes that, upon completion of the spin-off of AT&T Broadband, became notes of AT&T Broadband and are unconditionally guaranteed by Comcast and certain of its subsidiaries. In addition, AT&T completed another exchange in which $4.6 billion of outstanding AT&T notes were exchanged for new AT&T notes that remain solely obligations of AT&T and, upon completion of the spin-off of AT&T Broadband, have revised terms, including revised maturity dates and/or interest rates.

     We anticipate funding our operations in 2003 primarily with cash and cash equivalents on hand as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility in funding our operations that we desire. Sources of liquidity include the commercial paper market, a $2.4 billion universal shelf registration, the securitization program and the credit facility. However, we cannot provide any assurances that all of these sources of funding will be available at the time they are needed or in the amounts required.

 CREDIT RATINGS AND RELATED DEBT IMPLICATIONS

     During 2002, AT&T's long-term debt ratings were lowered by Moody's and Fitch. None of AT&T's ratings are currently under review or on Credit Watch for further downgrade. As of December 31, 2002, our credit ratings were as follows:

                                                      SHORT-TERM   LONG-TERM
CREDIT RATING AGENCY                                    RATING       RATING     OUTLOOK
--------------------                                  ----------   ----------   --------
Standard & Poor's...................................  A-2          BBB+         Stable*
Moody's.............................................  P-2          Baa2         Negative
Fitch Ratings.......................................  F-2          BBB+         Stable*

---------------

* Subsequent to December 31, 2002, the Outlook was changed to "Negative."

     Our access to the capital markets as well as the cost of our borrowings is affected by our debt ratings. In 2002, as a result of the Moody's downgrade, the interest rate on $10.0 billion of notes sold in November 2001, increased by 50 basis points effective with interest payment periods that began after November 15, 2002, for the majority of the notes. The additional interest expense in 2002 was approximately $8 million and is estimated to be an additional $50 million in 2003. Additional debt rating downgrades could require AT&T to pay higher rates on certain existing debt, prepay certain operating leases and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position.

     If our ratings were downgraded below investment grade by Standard & Poor's or Moody's, there are provisions in our securitization programs, which could require the outstanding balances to be paid by the collection of the receivables. We do not believe downgrades below investment grade are likely to occur.

     The holders of certain private debt with an outstanding balance of $0.9 billion at December 31, 2002, have an annual put right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the debt holders agreeing not to exercise their put right, AT&T posted a cash-collateralized letter of credit in 2002 totaling $0.4 billion and expiring March 2005. The annual put right for 2003 expired on February 13, 2003, without exercise by the debt holders. The holders could accelerate repayment of the debt based on certain events such as the occurrence of unfavorable local law or regulation changes in its country of operation.

     If AT&T's debt ratings are further downgraded, AT&T's access to the capital market may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at December 31, 2002. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunication providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced. This could negatively impact our ability to pursue acquisitions, make capital expenditures to expand our network or to pay dividends.

 CASH REQUIREMENTS

     Our cash needs for 2003 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2003 to be approximately $3.3 billion to $3.5 billion. On January 31, 2003, we completed the repurchase, with cash, of $3.7 billion of notes with interest rates of 6.375% and 6.5% and maturities of 2004 and 2013. These notes were classified as long-term debt at December 31, 2002. In addition, in connection with the early retirement in February 2003, of exchangeable notes that are indexed to AT&T Wireless stock, we made cash payments of $152 million to the debt holders, funded in part by $72 million of proceeds from the sale of our remaining AT&T Wireless shares.

     AT&T is not required to make cash contributions to its principle pension plans in 2003. However, based on the final valuation of private equities and real estate for 2002, cash contributions could be required in 2004.

CONTRACTUAL CASH OBLIGATIONS

     The following summarizes AT&T's contractual cash obligations and commercial commitments at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                                    LESS THAN    2-3      4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL     1 YEAR     YEARS    YEARS     YEARS
-----------------------                   -------   ---------   ------   ------   -------
                                                       (DOLLARS IN MILLIONS)
Long-term debt, including current
  maturities(1),(2).....................  $19,988    $5,470     $2,368   $4,201   $7,949
Capital lease obligations...............      101         4         17        7       73
Operating leases(3).....................    2,124       480        729      455      460
Unconditional purchase
  obligations(4),(5),(6),(7)............      674       268        291      115       --
                                          -------    ------     ------   ------   ------
Total Contractual Cash Obligations......  $22,887    $6,222     $3,405   $4,778   $8,482
                                          =======    ======     ======   ======   ======

---------------

(1) We had long-term debt that was indexed to securities (monetized debt). The total balance of monetized debt of $519 million at December 31, 2002, had scheduled maturity dates of 2005 and 2006. However, in February 2003, we redeemed those notes with a combination of shares and cash of $152 million. The portion of debt that was settled in shares is excluded from the above table and the cash payments were included in "Less than 1 Year" in the above table.

(2) We had long-term debt, with original maturity dates of 2004 and 2013, with a carrying value of $3.7 billion at December 31, 2002. This debt was settled in the first quarter of 2003 and included in "Less than 1 Year" in the above table. In connection with the settlement of this debt, we paid premiums of $124 million, which are excluded from the above table.

(3) Under certain real estate operating leases, we could be required to make payments to the lessors of up to $447 million at the end of the lease term (lease terms range from 2004 through 2007). The actual amount paid, if any, would be reduced by amounts received by the lessor upon remarketing of the property. These amounts are excluded from the above table due to the uncertainty of the dollar amounts to be paid, if any, as well as the timing of such amounts.

(4) AT&T Consumer Services has unconditional purchase obligations with multiple vendors to purchase a broad range of products and services, including the outsourcing of billing and customer care services, and the purchase of certain promotional items. Such obligations extend through 2005.

(5) AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discounted rates, we assessed our minimum commitment based on penalties to exit the contracts, assuming we exited the contracts on December 31, 2002. At December 31, 2002, the penalties AT&T would have incurred to exit all of these contracts would have been $2.1 billion. These amounts are excluded from the above table due to the uncertainty of the dollar amounts to be paid, if any, as well as the timing of such amounts.

(6) AT&T has contractual obligations under two contracts that extend through 2006 for services that include computer application design, development, maintenance and testing as well as the operation of data centers that host many of the computer applications operated throughout AT&T. Payments under these contracts are based in part on the volume and type of services we require. Since AT&T can terminate either or both of these contracts for convenience at any time by paying a fee, we assessed our minimum commitment based on the termination for convenience fees, which decline each year during the term of the contracts. If we elect to exit both of these contracts, the maximum termination fees we would be obligated to pay in the year of termination would be approximately $359 million in 2003, $308 million in 2004, $239 million in 2005, or $164 million in 2006. These termination fees are excluded from the above table due to the uncertainty of the dollar amounts to be paid, if any, as well as the timing of such amounts.

(7) AT&T has contractual obligations that extend through 2009 for services that include payroll and related human resource services. Payments under these contracts are based on level of service required and fluctuates based on volume. Since there is no minimum service requirement and we can exit the contract at any time by paying a termination fee, we assessed our minimum commitment based on these termination fees, assuming we terminated the contracts on December 31 of each year. Such termination fees would be approximately $50 million in 2003, $44 million in 2004, $38 million in 2005, $23 million in 2006, $11 million in 2007 or $3 million in 2008. These amounts are excluded from the above table due to the uncertainty of the dollar amounts to be paid, if any, as well as the timing of such amounts.

     From time to time, we guarantee the debt of our subsidiaries, and, in connection with the separation of certain subsidiaries, these guarantees remained and we issued guarantees for certain debt and other obligations. These guarantees relate to our former subsidiaries AT&T Capital Corp., NCR, AT&T Wireless and AT&T Broadband.

     We currently hold no collateral for such guarantees, and have not recorded corresponding obligations. We have been provided with cross-guarantees or indemnifications by third parties for certain of these guarantees. In the event that the financial condition of the parties to the various agreements deteriorates to the point at which they declare bankruptcy, other third parties to the agreements could look to us for payment.

                                                        COMMITMENTS BY PERIOD
                                           ------------------------------------------------
                                             TOTAL
                                            AMOUNTS    LESS THAN    2-3      4-5    AFTER 5
OTHER COMMERCIAL COMMITMENTS               COMMITTED    1 YEAR     YEARS    YEARS    YEARS
----------------------------               ---------   ---------   ------   -----   -------
                                                        (DOLLARS IN MILLIONS)
Guarantees of debt(1)....................   $  506       $ --      $   --   $ --     $506
Guarantees of other obligations(2),(3)...    4,968        180       4,646    142       --
                                            ------       ----      ------   ----     ----
Total....................................   $5,474       $180      $4,646   $142     $506
                                            ======       ====      ======   ====     ====

---------------

(1) Prior to the spin-off of AT&T Broadband, we had guaranteed certain debt of AT&T Broadband, which we continue to provide. Under the terms of the merger agreement between AT&T Broadband and Comcast, if Comcast does not call the debt in 2003, they must provide us with a letter of credit in the amount of $500 million. In addition, Comcast has provided us with an indemnification for this debt.

(2) Prior to the spin-off of AT&T Broadband, we had guaranteed various obligations of AT&T Broadband, including operating leases for real estate, surety bonds, and equity hedges, which we continue to provide. Comcast has provided indemnifications for the full amount of these guarantees.

(3) AT&T provides a guarantee of an obligation that AT&T Wireless has to DoCoMo. In connection with an investment DoCoMo made in AT&T Wireless, AT&T and AT&T Wireless agreed that under certain circumstances, including that AT&T Wireless fails to meet specific technological milestones by June 30, 2004 (revised to December 31, 2004, pursuant to an amended agreement between AT&T Wireless and DoCoMo), DoCoMo would have the right to require AT&T Wireless to repurchase its AT&T Wireless common stock for $9.8 billion plus interest. In the event AT&T Wireless is unable to satisfy its entire obligation, AT&T is secondarily liable for up to $3.65 billion, plus interest.

RISK MANAGEMENT

     We are exposed to market risk from changes in interest and foreign exchange rates, as well as changes in equity prices associated with previously affiliated companies. In addition, we are exposed to market risk from fluctuations in the prices of securities, some of which we had monetized through the issuance of debt. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

     We enter into foreign currency contracts to minimize our exposure to risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign-currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. At December 31, 2002, our foreign currency market exposures were principally Euros, Japanese yen, and Swiss francs.

     The fair value of foreign exchange contracts is subject to the changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% adverse change in the value of foreign currencies, assuming no change in interest rates.

     For foreign exchange contracts outstanding at December 31, 2002 and 2001, assuming a hypothetical 10% appreciation of the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the foreign exchange contracts would have decreased $66 million and $492 million, respectively. The decrease in the change from 200l was primarily due to a $5.3 billion decline in the notional amount of contracts outstanding. This decline was largely due to debt under the Euro Commercial Paper Program paid down in 2002, and the satisfaction of the obligation to purchase the outstanding shares of AT&T Canada in 2002. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

     We have also entered into combined interest rate foreign currency contracts to hedge foreign-currency-denominated debt. At December 31, 2002 and 2001, assuming a hypothetical 10% appreciation in the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the combined interest rate foreign currency contracts would have decreased $0.5 billion and $0.4 billion, respectively. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying foreign-currency-denominated debt.

     The model to determine sensitivity assumes a parallel shift in all foreign currency exchange rates, although exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables, other than the exchange rates, are held constant in the calculations.

     We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. We perform a sensitivity analysis on our interest rate swaps to assess the risk of changes in fair value. The model to determine sensitivity assumes a hypothetical 10% parallel shift in all interest rates. At December 31, 2002 and 2001, assuming a hypothetical 10% decrease in interest rates, the fair value of interest rate swaps would have decreased by $1 million and $2 million, respectively. We believe the decrease in fair value would be largely offset by an increase in the fair value of the underlying hedged debt.

     As discussed above, we have also entered into combined interest rate foreign currency contracts to hedge foreign-currency-denominated debt. Assuming a hypothetical 10% increase in interest rates, the fair value of the contracts would have decreased by $3 million at December 31, 2002, and by a negligible amount at December 31, 2001.

     The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the debt due to differences between the market interest rates and rates at the inception of the obligation. Assuming a 10% downward shift in interest rates at December 31, 2002 and 2001, the fair value of unhedged debt would have increased by $0.7 billion and $1.0 billion, respectively.

     At December 31, 2002, we had certain notes, with embedded derivatives, which were indexed to the market price of equity securities we owned. Changes in the market prices of these securities resulted in changes in the fair value of the derivatives. Assuming a hypothetical 10% increase in the market price of these equity securities, the fair value of the collars would have decreased by $46 million and $112 million at December 31, 2002 and 2001, respectively. Because these collars hedged the underlying equity securities monetized, we believed that the decrease in the fair value of the collars would have been largely offset by increases in the fair value of the underlying equity securities. The changes in fair values referenced above do not represent the actual changes in fair value we would incur under normal market conditions because all variables other than the equity prices were held constant in the calculations.

     We use equity hedges to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. Assuming a hypothetical 10% decrease in equity prices of these companies, the fair value of the equity hedges (net liability) would have increased by $9 million at December 31, 2002, and by a negligible amount at December 31, 2001. Because these contracts are entered into for hedging purposes, we believe that the increase in fair value would be largely offset by decreases in the underlying liabilities.

     In order to determine the changes in fair value of our various financial instruments, including options, equity collars and other equity awards, we use certain financial modeling techniques, including Black-Scholes. We apply rate sensitivity changes directly to our interest rate swap transactions and forward rate sensitivity to our foreign currency forward contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard was adopted on January 1, 2003. AT&T currently includes, in its group depreciation rates, an amount related to the retirement costs for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, AT&T will be required to reverse the amount accrued in accumulated depreciation. As of January 1, 2003, AT&T will report approximately $40 million as the cumulative effect of a change in accounting principles related to the adoption of SFAS No.
143. The impact of no longer including the cost of removal in the group depreciation rates for these assets, coupled with the cumulative effect impact on accumulated depreciation, will result in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected as a cost in the period incurred as "Costs of services and products."

     On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated -nullifying the guidance under EITF 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For AT&T, this means it is effective for December 31, 2002.

Currently AT&T applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. However, as previously announced, AT&T will begin expensing all stock options issued after January 1, 2003, and will continue to apply the disclosure-only provisions to stock options issued prior to January 1, 2003. This method of transition is in compliance with the provisions of SFAS No. 148. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on AT&T's results of operations, financial position or cash flows; however, the expensing of the stock options issued after January 1, 2003, will have a negative impact on our results of operations. (See note 2 to the Consolidated Financial Statements for the required disclosure under this standard.)

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. The recording of this liability is not dependent on the probability that the payments will be required. The offset to the liability will depend on the circumstances under which the guarantee was issued, but could include: cash/accounts receivable if it is a standalone transaction, net proceed in a sales transaction, or expense if no compensation is received. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for AT&T for December 31, 2002 (see note 9 to the Consolidated Financial Statements for the disclosures required under this interpretation). The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of AT&T depending on guarantees issued; however, at this time we do not believe that the adoption of this statement will have a material impact on our results of operation, financial position or cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for AT&T is July 1, 2003. AT&T is currently in the process of determining the impact of this statement on its results of operations, financial position and cash flows. The disclosures relating to our present involvement with possible VIEs and our maximum exposure to losses are included in note 18 to the Consolidated Financial Statements.

     In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for AT&T, is July 1, 2003. AT&T is currently evaluating the impact of this consensus on its results of operations, financial position and cash flows.

     In January 2003, the EITF reached a consensus on EITF 02-18, "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition." This consensus states that if an additional investment, in whole or in part, represents the funding of prior losses, the investor should recognize previously suspended losses. This determination would be based on various factors including whether the investment results in an increased ownership percentage, the fair value of the consideration received is equivalent to the consideration paid and whether the investment is acquired from a third party or directly from an investee. If any of these provisions are met, the additional investment would generally not be considered as funding prior losses. When appropriate to recognize prior losses, the amount recognized would be limited to the amount of the additional investment determined to represent the funding of prior losses. The consensus will be effective for additional investments made after February 5, 2003.

SUBSEQUENT EVENTS

     In January 2003, AT&T early retired $3.7 billion of long-term notes. In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock and subsequently sold its remaining AT&T Wireless holdings. For further information on these items, see the contractual cash obligations table in the liquidity discussion.

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

        David W. Dorman                       Thomas W. Horton
        Chairman of the Board,                Senior Executive Vice President,
        Chief Executive Officer               Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of AT&T Corp.:

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareowners' equity and of cash flows present fairly, in all material respects, the financial position of AT&T Corp. and its subsidiaries (AT&T) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AT&T's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended December 31, 2000 of Liberty Media Group, an equity method investee, which was acquired by AT&T on March 9, 1999. AT&T's financial statements include equity method earnings of $1,488 million for the year ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Liberty Media Group, for the year ended December 31, 2000, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     As discussed in the notes to the financial statements, AT&T was required to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 23, 2003, except for Note 20,
as to which the date is February 28, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AT&T Corp.:

     We have audited the combined statements of operations and comprehensive earnings, attributed net assets, and cash flows of Liberty Media Group for the year ended December 31, 2000. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Liberty Media Group for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Denver, Colorado
February 26, 2001

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................  $ 37,827   $42,197   $46,850
Operating Expenses
Access and other connection.................................    10,790    12,085    13,139
Costs of services and products (excluding depreciation of
  $3,391, $2,954 and $3,119 included below).................     8,363     8,621     8,235
Selling, general and administrative.........................     7,988     8,064     7,387
Depreciation and amortization...............................     4,888     4,559     4,538
Net restructuring and other charges.........................     1,437     1,036       758
                                                              --------   -------   -------
Total operating expenses....................................    33,466    34,365    34,057
                                                              --------   -------   -------
Operating income............................................     4,361     7,832    12,793
Other (expense) income, net.................................       (77)    1,327     1,190
Interest (expense)..........................................    (1,448)   (1,493)   (1,503)
                                                              --------   -------   -------
Income from continuing operations before income taxes,
  minority interest income, and net (losses) earnings
  related to equity investments.............................     2,836     7,666    12,480
(Provision) for income taxes................................    (1,587)   (2,890)   (4,487)
Minority interest income....................................       114       131        41
Equity (losses) earnings from Liberty Media Group...........        --    (2,711)    1,488
Net (losses) earnings related to other equity investments...      (400)   (4,836)       10
                                                              --------   -------   -------
Income (loss) from continuing operations....................       963    (2,640)    9,532
Net (loss) from discontinued operations (net of income tax
  benefits of $6,014, $3,715, and $1,364)...................   (14,513)   (4,052)   (4,863)
Gain on disposition of discontinued operations (net of
  income tax benefit of $61 in 2002)........................     1,324    13,503        --
                                                              --------   -------   -------
(Loss) income before cumulative effect of accounting
  changes...................................................   (12,226)    6,811     4,669
Cumulative effect of accounting changes (net of income taxes
  of $530 and $(578)).......................................      (856)      904        --
                                                              --------   -------   -------
Net (loss) income...........................................   (13,082)    7,715     4,669
Dividend requirements of preferred stock....................        --      (652)       --
Premium on exchange of AT&T Wireless tracking stock.........        --       (80)       --
                                                              --------   -------   -------
(Loss) income attributable to common shareowners............  $(13,082)  $ 6,983   $ 4,669
                                                              ========   =======   =======
AT&T Common Stock Group -- per basic share:
Earnings (loss) from continuing operations..................  $   1.29   $ (0.91)  $ 11.54
(Loss) from discontinued operations.........................    (19.44)    (5.60)    (7.09)
Gain on disposition of discontinued operations..............      1.77     18.53        --
Cumulative effect of accounting changes.....................     (1.15)     0.49        --
                                                              --------   -------   -------
AT&T Common Stock Group (loss) earnings.....................  $ (17.53)  $ 12.51   $  4.45
                                                              ========   =======   =======
AT&T Common Stock Group -- per diluted share:
Earnings (loss) from continuing operations..................  $   1.26   $ (0.91)  $ 11.01
(Loss) from discontinued operations.........................    (18.95)    (5.60)    (6.76)
Gain on disposition of discontinued operations..............      1.73     18.53        --
Cumulative effect of accounting changes.....................     (1.12)     0.49        --
                                                              --------   -------   -------
AT&T Common Stock Group (loss) earnings.....................  $ (17.08)  $ 12.51   $  4.25
                                                              ========   =======   =======
AT&T Wireless Group -- per basic and diluted share:
Earnings....................................................  $     --   $  0.08   $  0.21
Liberty Media Group -- per basic and diluted share:
(Loss) earnings -- before cumulative effect of accounting
  changes...................................................  $     --   $ (1.05)  $  0.58
Cumulative effect of accounting changes.....................        --      0.21        --
                                                              --------   -------   -------
Liberty Media Group (loss) earnings.........................  $     --   $ (0.84)  $  0.58
                                                              ========   =======   =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
                                      ASSETS
Cash and cash equivalents...................................  $  8,014    $ 10,680
Accounts receivable, less allowances of $669 and $754.......     5,286       7,153
Other receivables...........................................       173       1,431
Deferred income taxes.......................................       910       1,192
Other current assets........................................     1,520         622
Current assets of discontinued operations...................        --       1,649
                                                              --------    --------
TOTAL CURRENT ASSETS........................................    15,903      22,727
Property, plant and equipment, net..........................    25,604      26,803
Goodwill, net of accumulated amortization in 2001 of $564...     4,626       5,314
Other purchased intangible assets, net of accumulated
  amortization of $244 and $190.............................       556         661
Prepaid pension costs.......................................     3,596       3,329
Other assets................................................     4,987       5,144
Non-current assets of discontinued operations...............        --     101,503
                                                              --------    --------
TOTAL ASSETS................................................  $ 55,272    $165,481
                                                              ========    ========
                                    LIABILITIES
Accounts payable............................................  $  3,819    $  4,156
Payroll and benefit-related liabilities.....................     1,519       1,606
Debt maturing within one year...............................     3,762      10,134
Other current liabilities...................................     2,924       3,929
Current liabilities of discontinued operations..............        --       5,801
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................    12,024      25,626
Long-term debt..............................................    18,812      24,025
Long-term benefit-related liabilities.......................     4,001       3,459
Deferred income taxes.......................................     4,739       2,438
Other long-term liabilities and deferred credits............     3,384       7,159
Non-current liabilities of discontinued operations..........        --      43,071
                                                              --------    --------
TOTAL LIABILITIES...........................................    42,960     105,778
Minority Interest of Discontinued Operations................        --       3,303
Company-Obligated Convertible Quarterly Income Preferred
  Securities of Subsidiary Trust Holding Solely Subordinated
  Debt Securities of AT&T of Discontinued Operations........        --       4,720
                                SHAREOWNERS' EQUITY
AT&T Common Stock, $1 par value, authorized 6,000,000,000
  shares; issued and outstanding 783,037,580 shares (net of
  171,801,716 treasury shares) at December 31, 2002 and
  708,481,149 shares (net of 170,349,286 treasury shares) at
  December 31, 2001.........................................       783         708
Additional paid-in capital..................................    28,163      54,798
Accumulated deficit.........................................   (16,566)     (3,484)
Accumulated other comprehensive loss........................       (68)       (342)
                                                              --------    --------
TOTAL SHAREOWNERS' EQUITY...................................    12,312      51,680
                                                              --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...................  $ 55,272    $165,481
                                                              ========    ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
AT&T Common Stock
  Balance at beginning of year..............................  $    708    $    752    $    639
  Shares issued (acquired), net:
    Under employee plans....................................         6           3           1
    For acquisitions........................................        --           9         121
    Settlement of put option................................        --          31          --
    For exchange of AT&T Wireless tracking stock............        --         (74)         --
    For funding AT&T Canada obligation......................        46          --          --
    Redemption of TCI Pacific preferred stock...............        10          --          --
    Other...................................................        13         (13)         (9)
                                                              --------    --------    --------
Balance at end of year......................................       783         708         752
                                                              --------    --------    --------
AT&T Wireless Group Common Stock
  Balance at beginning of year..............................        --         362          --
  Shares issued:
    For stock offering......................................        --          --         360
    Under employee plans....................................        --           2           2
    For exchange of AT&T Wireless tracking stock............        --         438          --
    Conversion of preferred stock...........................        --         406          --
AT&T Wireless Group split-off...............................        --      (1,208)         --
                                                              --------    --------    --------
Balance at end of year......................................        --          --         362
                                                              --------    --------    --------
Liberty Media Group Class A Common Stock
  Balance at beginning of year..............................        --       2,364       2,314
  Shares issued (acquired), net:
    For acquisitions........................................        --          --          62
    Other...................................................        --          14         (12)
  Liberty Media Group split-off.............................        --      (2,378)         --
                                                              --------    --------    --------
Balance at end of year......................................        --          --       2,364
                                                              --------    --------    --------
Liberty Media Group Class B Common Stock
  Balance at beginning of year..............................        --         206         217
  Shares issued (acquired), net.............................        --           6         (11)
  Liberty Media Group split-off.............................        --        (212)         --
  Other.....................................................        --          --          --
                                                              --------    --------    --------
Balance at end of year......................................        --          --         206
                                                              --------    --------    --------
Additional Paid-In Capital
  Balance at beginning of year..............................    54,798      93,504      62,083
  Shares issued (acquired), net:
    Under employee plans....................................       328         291         100
    For acquisitions........................................        --         862      23,583
    Settlement of put option................................        --       3,361          --
    For funding AT&T Canada obligation......................     2,485          --          --
    Redemption of TCI Pacific preferred stock...............     2,087          --          --
    Other*..................................................        31      (1,054)     (2,804)
  Proceeds in excess of par value from issuance of AT&T
    Wireless common stock...................................        --          --       9,915
  Gain on issuance of common stock by affiliates............        --          20         530
  Conversion of preferred stock.............................        --       9,631          --
  AT&T Wireless Group split-off.............................        --     (20,955)         --
  Liberty Media Group split-off.............................        --     (30,768)         --
                                                                       (continued on next page)

                          AT&T CORP. AND SUBSIDIARIES

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
  AT&T Broadband spin-off...................................   (31,032)         --          --
  Exchange of AT&T Wireless tracking stock..................        --        (284)         --
  Beneficial conversion value of preferred stock............        --         295          --
  Dividends declared -- AT&T Common Stock Group.............      (569)       (265)         --
  Other.....................................................        35         160          97
                                                              --------    --------    --------
Balance at end of year......................................    28,163      54,798      93,504
                                                              --------    --------    --------
Guaranteed ESOP Obligation
  Balance at beginning of year..............................        --          --         (17)
  Amortization..............................................        --          --          17
                                                              --------    --------    --------
Balance at end of year......................................        --          --          --
                                                              --------    --------    --------
(Accumulated Deficit)/Retained Earnings
  Balance at beginning of year..............................    (3,484)      7,408       6,712
  Net (loss) income.........................................   (13,082)      7,715       4,669
  Dividends declared -- AT&T Common Stock Group.............        --        (275)     (2,485)
  Dividends accrued -- preferred stock......................        --        (652)         --
  Premium on exchange of AT&T Wireless tracking stock.......        --         (80)         --
  Treasury shares issued at less than cost..................        --          (7)     (1,488)
  AT&T Wireless Group split-off.............................        --     (17,593)         --
                                                              --------    --------    --------
Balance at end of year......................................   (16,566)     (3,484)      7,408
                                                              --------    --------    --------
Accumulated Other Comprehensive (Loss)
  Balance at beginning of year..............................      (342)     (1,398)      6,979
  Other comprehensive income (loss).........................       266       1,742      (8,377)
  AT&T Wireless Group split-off.............................        --          72          --
  Liberty Media Group split-off.............................        --        (758)         --
  AT&T Broadband spin-off...................................         8          --          --
                                                              --------    --------    --------
Balance at end of year......................................       (68)       (342)     (1,398)
                                                              --------    --------    --------
Total Shareowners' Equity...................................  $ 12,312    $ 51,680    $103,198
                                                              ========    ========    ========
Summary of Total Comprehensive (Loss) Income:
  (Loss) income before cumulative effect of accounting
    changes.................................................   (12,226)      6,811       4,669
  Cumulative effect of accounting changes...................      (856)        904          --
  Net (loss) income.........................................   (13,082)      7,715       4,669
  Other comprehensive income (loss)[net of income taxes of
    $(169), $(1,119), and $5,348]...........................       266       1,742      (8,377)
                                                              --------    --------    --------
Comprehensive (Loss) Income.................................  $(12,816)   $  9,457    $ (3,708)
                                                              ========    ========    ========

---------------

AT&T accounts for treasury stock as retired stock.

We have 100 million authorized shares of preferred stock at $1 par value.

* Other activity in 2001 and 2000 represents AT&T common stock received in exchange for entities owning certain cable systems.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net (loss) income...........................................  $(13,082)  $  7,715   $  4,669
Deduct:
  Loss from discontinued operations.........................   (14,513)    (4,052)    (4,863)
  Gain on disposition of discontinued operations............     1,324     13,503         --
  Cumulative effect of accounting changes -- net of income
    taxes...................................................      (856)       904         --
                                                              --------   --------   --------
Income (loss) from continuing operations....................       963     (2,640)     9,532
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities of continuing operations:
  Net gains on sales of businesses and investments..........       (30)    (1,231)      (734)
  Cost investment impairment charges........................       146        531          7
  Net restructuring and other charges.......................     1,418        973        577
  Depreciation and amortization.............................     4,888      4,559      4,538
  Provision for uncollectible receivables...................     1,058        884        925
  Deferred income taxes.....................................     2,631     (1,338)     1,005
  Net revaluation of certain financial instruments..........         8       (150)        --
  Minority interest income..................................      (114)      (131)       (41)
  Equity losses (earnings) from Liberty Media Group.........        --      2,711     (1,488)
  Net losses related to other equity investments............       512      7,783         51
  Decrease (increase) in receivables........................       707        888     (2,382)
  Decrease in accounts payable..............................      (175)      (508)      (585)
  Net change in other operating assets and liabilities......    (1,400)    (2,126)      (148)
  Other adjustments, net....................................      (129)      (200)      (616)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS................................................    10,483     10,005     10,641
                                                              --------   --------   --------
INVESTING ACTIVITIES
Capital expenditures and other additions....................    (3,878)    (5,767)    (7,025)
Proceeds from sale or disposal of property, plant and
  equipment.................................................       468         73        555
Increase in other receivables...............................        --         --       (981)
Investment distributions and sales..........................        10      1,585        414
Investment contributions and purchases......................        (2)      (101)    (1,787)
Net dispositions (acquisitions) of businesses, net of cash
  disposed/acquired.........................................       (18)        15    (23,742)
Decrease in AT&T Canada obligation..........................    (3,449)        --         --
Proceeds from AT&T Broadband................................     5,849         --         --
Increase in restricted cash.................................      (442)        --         --
Other investing activities, net.............................        33       (100)      (112)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
  OPERATIONS................................................    (1,429)    (4,295)   (32,678)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Proceeds from long-term debt issuances, net of issuance
  costs.....................................................        79     11,392        739
Retirement of long-term debt................................    (1,091)      (725)      (688)
(Decrease) increase in short-term borrowings, net...........    (7,157)   (17,168)    16,973
Repayment of borrowings from AT&T Wireless..................        --     (5,803)        --
Issuance of convertible preferred securities and warrants...        --      9,811         --
Issuance of AT&T common shares..............................     2,684        224         99
Issuance of AT&T Wireless Group common shares...............        --         54     10,314
Net issuance (acquisition) of treasury shares...............        --         24       (581)
Dividends paid on common stock..............................      (555)      (549)    (3,047)
Other financing activities, net.............................        (1)       (38)       (64)
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF
  CONTINUING OPERATIONS.....................................    (6,041)    (2,778)    23,745
                                                              --------   --------   --------
Net cash (used in) provided by discontinued operations......    (5,679)     7,683     (2,746)
Net (decrease) increase in cash and cash equivalents........    (2,666)    10,615     (1,038)
Cash and cash equivalents at beginning of year..............    10,680         65      1,103
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,014   $ 10,680   $     65
                                                              ========   ========   ========

    The notes are an integral part of the consolidated financial statements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  AT&T RESTRUCTURING AND DISCONTINUED OPERATIONS

     In connection with the restructuring of AT&T Corp. (AT&T or the "Company") announced on October 25, 2000, AT&T Broadband, AT&T Wireless, and Liberty Media Group have all been separated from AT&T.

     AT&T Broadband, which was spun-off from AT&T on November 18, 2002, was accounted for as a discontinued operation pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, prior period financial statements have been restated to reflect AT&T Broadband as a discontinued operation in all periods. AT&T Wireless, which was split-off from AT&T on July 9, 2001, was accounted for as a discontinued operation pursuant to Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Since AT&T Wireless was separated in 2001, it was reflected as a discontinued operation in the prior year's financial statements. As discontinued operations, the revenue, costs and expenses and cash flows of AT&T Broadband and AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through their respective dates of separation as "Net (loss) from discontinued operations" and as "Net cash (used in) provided by discontinued operations." In addition, the assets and liabilities of AT&T Broadband have been excluded from the respective captions in the Consolidated Balance Sheet at December 31, 2001, and have been reported as "Current assets of discontinued operations," "Non-current assets of discontinued operations," "Current liabilities of discontinued operations," "Non-current liabilities of discontinued operations," "Minority Interest of Discontinued Operations" and "Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debt Securities of AT&T of Discontinued Operations."

  AT&T BROADBAND

     On November 18, 2002, AT&T spun-off AT&T Broadband, which was comprised primarily of the AT&T Broadband segment, to AT&T shareowners. Simultaneously, AT&T Broadband combined with Comcast Corporation (Comcast) to form new Comcast. The combination was accomplished through a distribution of stock to AT&T shareowners, who received 0.3235 (1.6175 adjusted for the 1-for-5 reverse stock split) of a share of Comcast Class A common stock for each share of AT&T they owned at market close on November 15, 2002, the record date. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. Approximately 1.2 billion Comcast shares were issued to AT&T shareowners at a value of approximately $31.1 billion, based on the Comcast stock price on November 18, 2002. AT&T shareowners received a 56% economic stake and a 66% voting interest in new Comcast.

     In connection with the non-pro rata spin-off of AT&T Broadband, AT&T wrote up the net assets of AT&T Broadband to fair value. This resulted in a noncash gain of $1.3 billion, which represented the difference between the fair value of the AT&T Broadband business at the date of the spin-off and AT&T's book value in AT&T Broadband, net of certain charges triggered by the spin-off and their related income tax effect. These charges included compensation expense due to the accelerated vesting of stock options as well as the enhancement of certain incentive plans. The gain was recorded as a "Gain on disposition of discontinued operations."

     Revenue for AT&T's Broadband business (which included At Home Corporation, or "Excite@Home" through September 2001) was $8.9 billion, $10.1 billion and $8.4 billion for 2002, 2001 and 2000, respectively. Net (loss) from discontinued operations before income taxes was $(20.5) billion, $(8.1) billion, and $(7.1) billion for 2002, 2001, and 2000, respectively for the AT&T Broadband business. The loss for 2002

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
included pretax impairment charges of $16.5 billion ($11.8 billion after taxes) relating to goodwill and franchise costs which was recorded in the second quarter of 2002.

     Interest expense of $359 million, $333 million and $463 million was allocated to discontinued operations in 2002, 2001 and 2000, respectively, based on the balance of intercompany debt between AT&T Broadband and AT&T. At the time of the spin-off of AT&T Broadband, this intercompany debt was settled via a $5.8 billion cash distribution from AT&T Broadband and the exchange of $3.5 billion of AT&T notes for notes of AT&T Broadband which are unconditionally guaranteed by Comcast and certain of its subsidiaries (see note 8).

     At December 31, 2001, current assets of $1.6 billion, non-current assets of $101.5 billion (including net goodwill of $19.4 billion), current liabilities of $5.8 billion, non-current liabilities of $43.1 billion, minority interest of $3.3 billion, and company-obligated convertible quarterly income preferred securities of $4.7 billion were attributable to the discontinued operations of the AT&T Broadband business. Current assets were primarily comprised of accounts receivable and investments, while non-current assets were primarily comprised of goodwill, franchise costs and investments. Current liabilities were primarily comprised of short-term debt, accounts payable and payroll and benefit-related liabilities, while non-current liabilities were primarily comprised of long-term debt and deferred income taxes.

     The noncash impacts of the spin-off of AT&T Broadband include a reduction to assets of approximately $84.3 billion, a reduction to liabilities of approximately $48.8 billion, the reduction of minority interest of $1.2 billion, the reduction of company-obligated convertible quarterly income preferred securities of subsidiary trust of $4.7 billion, and a reduction to shareowners' equity of approximately $29.6 billion, including the $1.3 billion noncash gain on spin-off.

  AT&T WIRELESS

     On April 27, 2000, AT&T created a new class of stock and completed a public stock offering of 360 million shares, which represented 15.6% of AT&T Wireless Group tracking stock at a price of $29.50 per share. This stock was intended to track the financial performance and economic value of AT&T's wireless services business. The net proceeds to AT&T, after deducting the underwriter's discount and related fees and expenses, were $10.3 billion. AT&T allocated $7.0 billion of the net proceeds to AT&T Wireless Group, which was used for acquisitions, network expansion, capital expenditures and general corporate purposes. AT&T utilized the remaining net proceeds of $3.3 billion for general corporate purposes.

     On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 1.176 shares (5.88 shares adjusted for the 1-for-5 reverse stock split) of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 372.2 million shares (74.4 million shares adjusted for the 1-for-5 reverse stock split) of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock. In conjunction with the exchange offer, AT&T recorded an $80 million premium as a reduction to net income available to common shareowners. The premium represented the excess of the fair value of the AT&T Wireless Group tracking stock issued over the fair value of the AT&T common stock exchanged.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis, and 1,136 million shares of AT&T Wireless common stock held by AT&T were distributed to AT&T common shareowners on a basis of 0.3218 shares (1.609 shares adjusted for the 1-for-5 reverse stock split) of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless common stock and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
exception of cash received for fractional shares. For accounting purposes, the deemed effective split-off date was June 30, 2001. The impact of operating results from the July 1, 2001 through July 9, 2001, were deemed immaterial to our consolidated results. The split-off of AT&T Wireless resulted in a tax-free noncash gain of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value in AT&T Wireless. This gain was recorded in 2001 as a "Gain on disposition of discontinued operations." At the time of split-off, AT&T retained approximately $3.0 billion, or 7.3%, of AT&T Wireless common stock, about half of which was used in a debt-for-equity exchange in July 2001. The remaining portion of these holdings was monetized in October and December of 2001 through the issuance of debt that was exchangeable into AT&T Wireless shares (or their cash equivalent) at maturity (see notes 7 and 8).

     Revenue for AT&T Wireless was $6.6 billion for 2001 and $10.4 billion for 2000. Income from discontinued operations before income taxes for AT&T Wireless was $308 million for 2001 and $844 million for 2000. Interest expense of $153 million and $330 million was allocated to AT&T Wireless discontinued operations in 2001 and 2000, respectively, based on the debt of AT&T that was attributable to AT&T Wireless.

     The noncash impacts of the split-off of AT&T Wireless reflect the split-off of approximately $39.7 billion of net assets which included a $13.5 billion noncash gain.

  LUCENT TECHNOLOGIES INC.

     Net (loss) from discontinued operations for 2002 reflects an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., was a class action lawsuit filed in 1996 in Illinois state court. The complaint sought damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. AT&T and Lucent have denied any wrongdoing, but settled this matter to avoid the uncertainty and expense of protracted litigation. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs totaled $45 million pretax ($33 million after-tax), reflecting a fourth quarter adjustment to the initial estimate. Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

  SUMMARY

     Following is a summary of net (loss) from discontinued operations, net of income taxes:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2002        2001        2000
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
AT&T Broadband, net of income tax benefits of $6,002,
  $3,873, and $1,671...................................   $(14,480)    $(4,202)    $(5,399)
AT&T Wireless, net of income taxes of $(158), and
  $(307)...............................................         --         150         536
Lucent Technologies Inc., net of income tax benefit of
  $12..................................................        (33)         --          --
                                                          --------     -------     -------
Net (loss) from discontinued operations, net of income
  taxes................................................   $(14,513)    $(4,052)    $(4,863)
                                                          ========     =======     =======

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  LIBERTY MEDIA CORPORATION

     As a result of our merger with Tele-Communications, Inc. (TCI) in 1999, we acquired Liberty Media Group (LMG). Although LMG was wholly owned, we accounted for it as an equity method investment since we did not have a controlling financial interest. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation (LMC) as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B LMG tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. The operating results of LMG through July 31, 2001, the deemed effective split-off date for accounting purposes, were reflected as "Equity (losses) earnings from Liberty Media Group." The impact of the operating results from August 1 through August 10, 2001, was deemed immaterial to our consolidated results. At the time of disposition, AT&T did not exit the line of business that Liberty Media Group operated in; therefore, at the time of its separation, Liberty Media Group was not accounted for as a discontinued operation.

     Upon split-off, AT&T paid LMG $803 million pursuant to a tax-sharing agreement related to TCI net operating losses generated prior to AT&T's merger with TCI. In addition, in 2002, AT&T received approximately $114 million from LMG related to taxes pursuant to a tax-sharing agreement between LMG and AT&T Broadband, which existed prior to the TCI merger. At December 31, 2001, this receivable was included in "Accounts receivable."

     Summarized results of operations for LMG were as follows:

                                                          FOR THE              FOR THE
                                                     SEVEN MONTHS ENDED      YEAR ENDED
                                                       JULY 31, 2001      DECEMBER 31, 2000
                                                     ------------------   -----------------
                                                             (DOLLARS IN MILLIONS)
Revenue............................................       $ 1,190              $1,526
Operating (loss) income............................          (426)                436
(Loss) income from continuing operations before
  cumulative effect of accounting change...........        (2,711)              1,488
Cumulative effect of accounting change.............           545                  --
Net (loss) income..................................        (2,166)              1,488

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  FOREIGN CURRENCY TRANSLATION

     For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income statement amounts at average exchange rates for the year, and we translate assets and liabilities at year-end exchange rates. We present these translation adjustments as a component of "Accumulated other comprehensive loss" within shareowners' equity. Gains and losses from foreign currency transactions are included in results of operations.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

  REVENUE RECOGNITION

     We recognize long distance, local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. In addition, we record an estimated revenue reduction for adjustments to customer accounts. This estimate is based on a detailed analysis that compares accounts receivable aging at different points in time to determine the appropriate level of adjustments. We recognize other products and services revenue when the products are delivered and accepted by customers and when services are provided in accordance with contract terms. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement.

  ADVERTISING AND PROMOTIONAL COSTS

     We expense costs of advertising and promotions as incurred. Advertising and promotional expenses were $814 million, $874 million and $801 million in 2002, 2001 and 2000, respectively.

  INCOME TAXES

     The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using currently enacted tax laws and the effects of any changes in income tax laws are included in the provision for income taxes in the period of enactment. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the asset will not be realized. In assessing the likelihood of realization, we consider estimates of future taxable income, the character of income needed to realize future benefits and all available evidence. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

  CASH EQUIVALENTS

     We consider all highly liquid investments with original maturities of generally three months or less to be cash equivalents.

  PROPERTY, PLANT AND EQUIPMENT

     We state property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of additions and substantial improvements to property, plant and equipment are capitalized. The costs of maintenance and repairs of property, plant and equipment are charged to operating expense. Depreciation is determined based upon the assets' estimated useful lives using either the group or unit method. The useful lives of communications and network equipment range from three to 15 years. The useful lives of other equipment ranges from three to seven years. The useful lives of buildings and improvements range from 10 to 40 years. The group method is used for most depreciable assets, including the majority of communications and network equipment. The unit method is primarily used for large computer systems, buildings and support assets. Under the group method, a specific

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
asset group has an average life. A depreciation rate is developed based on the average useful life for the specific asset group. This method requires the periodic revision of depreciation rates. Under the unit method, assets are depreciated based on the useful life of the individual asset. When we sell or retire assets depreciated using the group method, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss. When we sell assets that were depreciated using the unit method, we include the related gains or losses in "Other (expense) income, net."

     Property, plant and equipment is reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     We use accelerated depreciation methods for certain high-technology computer-processing equipment and digital equipment used in the telecommunications network, except for switching equipment placed in service before 1989, where a straight-line method is used. All other plant and equipment is depreciated on a straight-line basis.

  SOFTWARE CAPITALIZATION

     Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are included within "Other assets" and are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. AT&T also capitalizes initial operating-system software costs and amortizes them over the life of the associated hardware.

     AT&T also capitalizes costs associated with the development of application software incurred from the time technological feasibility is established until the software is ready to provide service to customers. These capitalized costs are included in property, plant and equipment and are amortized over a useful life not to exceed five years.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually (see note 3). Intangible assets that have finite useful lives are amortized over their useful lives, which range from five to 20 years.

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

     All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). All other derivatives are not formally designated for accounting purposes (undesignated). These derivatives, except for warrants, although undesignated for accounting purposes, are entered into to hedge economic risks.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     We record changes in the fair value of fair-value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), in "Other (expense) income, net."

     We record changes in the fair value of cash-flow hedges, along with the recognized asset or liability, in "Other comprehensive income (loss)," net of income taxes, as a component of shareowners' equity, until earnings are affected by the variability of cash flows of the hedged transaction.

     Changes in the fair value of undesignated derivatives are recorded in "Other (expense) income, net," along with the change in fair value of the underlying asset or liability.

     We currently do not have any net investment hedges in a foreign operation.

     We assess embedded derivatives to determine whether (1) the economic characteristics of the embedded instruments are not clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the host instrument) and (2) whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that both conditions exist, we designate the derivatives as described above, and recognize the derivative at fair value.

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

     We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is determined that the forecasted hedged transaction will no longer occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment, or (5) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through "Other (expense) income, net." For fair value hedges, the underlying asset or liability will no longer be adjusted for changes in fair value and any asset or liability recorded in connection with a firm commitment will be removed from the balance sheet and recorded in current period earnings. For cash flow hedges, gains and losses that were accumulated in "Other comprehensive income (loss)" as a component of shareowners' equity in connection with a forecasted transaction, will be recognized immediately in "Other (expense) income, net."

  STOCK-BASED COMPENSATION

     As of December 31, 2002, AT&T had a Long-Term Incentive Program and an Employee Stock Purchase Plan, which are described more fully in note 12. We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we have modified the terms of the stock option vesting schedule in conjunction with the 2001 split-off of AT&T Wireless and the 2002 spin-off of AT&T Broadband.

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

                                                AT&T COMMON STOCK        AT&T WIRELESS
                                                      GROUP                  GROUP
                                            --------------------------   -------------
FOR THE YEARS ENDED DECEMBER 31,              2002      2001     2000    2001    2000
--------------------------------            --------   ------   ------   -----   -----
                                                      (DOLLARS IN MILLIONS)
Net (loss) income.........................  $(13,082)  $9,114   $3,105   $  35   $  76
Add: Stock-based employee compensation
  included in reported net (loss) income,
  net of tax..............................        43       75     (156)     --      --
Deduct: Total stock-based employee
  compensation expense determined under
  the fair value based method for all
  awards, net of tax......................      (345)    (692)    (324)    (17)    (25)
                                            --------   ------   ------   -----   -----
Pro forma net (loss) income...............  $(13,384)  $8,497   $2,625   $  18   $  51
                                            ========   ======   ======   =====   =====
Basic (loss) earnings per share...........  $ (17.53)  $12.51   $ 4.45   $0.08   $0.21
Proforma basic (loss) earnings per
  share...................................  $ (17.93)  $11.66   $ 3.77   $0.04   $0.14
Diluted (loss) earnings per share.........  $ (17.08)  $12.51   $ 4.25   $0.08   $0.21
Proforma diluted (loss) earnings per
  share...................................  $ (17.47)  $11.66   $ 3.60   $0.04   $0.14

     The stock-based employee compensation (expense) income, net of tax, for AT&T Common Stock Group included in income (loss) from continuing operations was $(55) million, $(71) million and $(7) million in 2002, 2001 and 2000, respectively, and included in discontinued operations was $12 million, $(4) million and $163 million in 2002, 2001 and 2000, respectively. The amounts attributed to discontinued operations included income (expense), net of tax, of $51 million, $(2) million and $166 million in 2002, 2001 and 2000, respectively, related to grants of SARs of affiliated companies held by certain employees subsequent to the TCI merger and prior to the AT&T Broadband spin-off. In addition, we entered into an equity hedge in 1999 to offset potential future compensation costs associated with these SARS. (Expense), net of tax, related to this hedge was $(56) million, $(10) million, and $(200) million in 2002, 2001, and 2000, respectively.

     Total stock-based employee compensation (expense), net of tax, determined under the fair value based method for all awards related to continuing operations was $(288) million, $(562) million, and $(315) million for 2002, 2001 and 2000, respectively, and related to discontinued operations was $(57) million $(147) million and $(34) million for 2002, 2001 and 2000, respectively.

     Pro forma earnings (loss) for AT&T Common Stock Group from continuing operations was $730 million, $(1,152) million and $7,736 million for 2002, 2001 and 2000, respectively, and from discontinued operations was $(14,582) million, $(4,213) million and $(5,111) million for 2002, 2001 and 2000, respectively.

     Pro forma earnings (loss) for AT&T Common Stock Group per basic share from continuing operations was $0.98, $(1.58) and $11.10 for 2002, 2001 and 2000,
respectively, and from discontinued operations was $(19.53), $(5.78) and $(7.33) for 2002, 2001 and 2000, respectively.

     Pro forma earnings (loss) for AT&T Common Stock Group per diluted share from continuing operations was $0.96, $(1.58) and $10.59 for 2002, 2001 and 2000, respectively, and from discontinued operations was $(19.04), $(5.78) and $(6.99) for 2002, 2001 and 2000, respectively.

     The pro forma effect on net loss from discontinued operations for AT&T Common Stock Group for 2002 includes expense of $28 million due to the accelerated vesting of AT&T stock options held by AT&T Broadband employees at the date of spin-off. The pro forma effect on net loss from discontinued operations for

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

AT&T Common Stock Group for 2001 includes expense of $10 million due to the conversion of AT&T common stock options in connection with the split-off of AT&T Wireless, and also includes expense of $12 million due to the accelerated vesting of AT&T Wireless stock options held by AT&T employees at the date of the split-off.

     The pro forma effect on net loss from continuing operations available to common shareowners for 2001 includes expense of $40 million due to the conversion of AT&T common stock options in connection with the split-off of AT&T Wireless, and also includes expense of $163 million due to the accelerated vesting of AT&T Wireless stock options held by AT&T employees at the date of split-off.

  ISSUANCE OF COMMON STOCK BY AFFILIATES

     Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such entity, are recognized as increases or decreases to additional paid-in capital in the Consolidated Statements of Shareowners' Equity.

  CONCENTRATIONS

     As of December 31, 2002, other than the guarantee issued in connection with the split-off of AT&T Wireless (see note 9), we do not have any significant concentration of business transacted with a particular customer, supplier, lender or former affiliate that could, if suddenly adversely impacted, severely impact our operations. We also do not have a concentration of available sources of labor, services or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with many high-quality credit institutions.

  RECLASSIFICATIONS AND RESTATEMENTS

     We reclassified and restated certain amounts for previous years to conform to the 2002 presentation.

3.  IMPACTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, AT&T adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore no impairment loss was recognized. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $856 million, net of taxes of $530 million, was recorded relating to the discontinued operation of AT&T Broadband in the first quarter of 2002. At December 31, 2002, this amount is included in the "Cumulative effect of accounting changes" in the Consolidated Statements of Operations.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The table below presents the impact of SFAS No. 142 on net (loss) income and (loss) earnings per share, had the standard been in effect on January 1, 2000:

                                                                              AT&T             LIBERTY
                                             AT&T COMMON STOCK GROUP     WIRELESS GROUP      MEDIA GROUP
                                           ---------------------------   ---------------   ----------------
FOR THE YEARS ENDED DECEMBER 31,             2002      2001      2000     2001     2000     2001      2000
--------------------------------           --------   -------   ------   ------   ------   -------   ------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
Reported income (loss) from continuing
  operations.............................  $    963   $    71   $8,044   $  --    $  --    $(2,711)  $1,488
Dividend requirements of preferred
  stock..................................        --      (652)      --      --       --         --       --
Premium on exchange of AT&T Wireless
  tracking stock.........................        --       (80)      --      --       --         --       --
Reported income (loss) from continuing
  operations available to common
  shareowners............................       963      (661)   8,044      --       --     (2,711)   1,488
Add back amortization, net of tax:
  Goodwill...............................        --       175      149      --       --        350      568
  Equity method excess basis.............        --        37       37      --       --        346      654
  Franchise costs........................        --        --       --      --       --          4        8
Adjusted income (loss) from continuing
  operations available to common
  shareowners............................       963      (449)   8,230      --       --     (2,011)   2,718
Reported (loss) income from discontinued
  operations.............................   (14,513)   (4,087)  (4,939)     35       76         --       --
Add back discontinued operations
  amortization, net of tax...............        --     1,588    1,705      36       27         --       --
Gain on disposition of discontinued
  operations.............................     1,324    13,503       --      --       --         --       --
Cumulative effect of accounting
  changes................................      (856)      359       --      --       --        545       --
Adjusted net (loss) income available to
  common shareowners.....................  $(13,082)  $10,914   $4,996   $  71    $ 103    $(1,466)  $2,718
Basic (loss) earnings per share:
Reported basic earnings (loss) per share
  from continuing operations.............  $   1.29   $ (0.91)  $11.54   $  --    $  --    $ (1.05)  $ 0.58
Add back amortization, net of tax:
  Goodwill...............................        --      0.24     0.21      --       --       0.14     0.22
  Equity method excess basis.............        --      0.05     0.05      --       --       0.13     0.25
  Franchise costs........................        --        --       --      --       --         --     0.01
Adjusted basic earnings (loss) per share
  from continuing operations.............      1.29     (0.62)   11.80      --       --      (0.78)    1.06
Reported (loss) earnings from
  discontinued operations................    (19.44)    (5.60)   (7.09)   0.08     0.21         --       --
Add back discontinued operations
  amortization, net of tax...............        --      2.18     2.45    0.08     0.08         --       --
Gain on disposition of discontinued
  operations.............................      1.77     18.53       --      --       --         --       --
Cumulative effect of accounting
  changes................................     (1.15)     0.49       --      --       --       0.21       --
Adjusted basic (loss) earnings per
  share..................................  $ (17.53)  $ 14.98   $ 7.16   $0.16    $0.29    $ (0.57)  $ 1.06
Diluted (loss) earnings per share:
Reported diluted earnings (loss) per
  share from continuing operations.......  $   1.26   $ (0.91)  $11.01   $  --    $  --    $ (1.05)  $ 0.58

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                                              AT&T             LIBERTY
                                             AT&T COMMON STOCK GROUP     WIRELESS GROUP      MEDIA GROUP
                                           ---------------------------   ---------------   ----------------
FOR THE YEARS ENDED DECEMBER 31,             2002      2001      2000     2001     2000     2001      2000
--------------------------------           --------   -------   ------   ------   ------   -------   ------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Add back amortization, net of tax:
  Goodwill...............................        --      0.24     0.20      --       --       0.14     0.22
  Equity method excess basis.............        --      0.05     0.05      --       --       0.13     0.25
  Franchise costs........................        --        --       --      --       --         --     0.01
Adjusted diluted earnings (loss) per
  share from continuing operations.......      1.26     (0.62)   11.26      --       --      (0.78)    1.06
Reported (loss) earnings from
  discontinued operations................    (18.95)    (5.60)   (6.76)   0.08     0.21         --       --
Add back discontinued operations
  amortization, net of tax...............        --      2.18     2.34    0.08     0.08         --       --
Gain on disposition of discontinued
  operations.............................      1.73     18.53       --      --       --         --       --
Cumulative effect of accounting
  changes................................     (1.12)     0.49       --      --       --       0.21       --
Adjusted diluted (loss) earnings per
  share..................................  $ (17.08)  $ 14.98   $ 6.84   $0.16    $0.29    $ (0.57)  $ 1.06

  EMERGING ISSUES TASK FORCE (EITF) ISSUE 01-9, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER"

     During 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer," that cash incentives given to customers should be characterized as a reduction of revenue when recognized in the income statement, unless an identifiable benefit is received in exchange. Prior to this consensus, cash incentives to acquire customers were recorded as advertising and promotion expense within selling, general and administrative expenses. These cash incentives are now recorded as a reduction of revenue and prior periods have been reclassified to conform to this presentation. The amounts reclassified as a reduction of revenue for the years ended December 31, 2001 and 2000, were $236 million and $250 million, respectively. Net income was not affected by this reclassification.

  SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

     On January 1, 2002, AT&T adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30. The initial adoption had no impact on AT&T's results of operations, financial position or cash flows.

  ADOPTION OF SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     Effective January 1, 2001, AT&T adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1,482 million ($904 million after-tax); $581 million ($359 million after-tax) was attributable to AT&T Group (other than LMG), and $901 million ($545 million after-tax) was attributable to LMG.

     AT&T Group's cumulative-effect increase to net income of $359 million was comprised of $130 million related to continuing operations primarily attributable to warrants held in both public and private companies,

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
and $229 million related to discontinued operations primarily attributable to embedded and non-embedded net purchase options related to indexed debt instruments.

     Upon adoption, AT&T Group, as permitted by SFAS No. 133, reclassified certain securities from "available-for-sale" to "trading." This reclassification resulted in the recognition, in earnings, of losses previously recorded within "Accumulated other comprehensive loss." A portion of the loss ($1.6 billion pretax; $1.0 billion after-tax) was recorded as part of the cumulative effect of adoption. This loss completely offset a gain on the indexed debt obligation that had been considered a hedge of Comcast, Microsoft and Vodafone available-for-sale securities. The reclassification of securities also resulted in a pretax charge of $1.2 billion ($0.7 billion after-tax) recorded in "Net
(loss) from discontinued operations," in the Consolidated Statements of Operations.

     LMG's cumulative-effect increase to income of $545 million was primarily attributable to separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures. Also included in the cumulative-effect was $87 million previously included in "Accumulated other comprehensive loss" primarily related to changes in the fair value of LMG's warrants and options to purchase certain available-for-sale securities.

4.  SUPPLEMENTARY FINANCIAL INFORMATION

  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----   ------   ------
                                                               (DOLLARS IN MILLIONS)
INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Research and development expenses...........................  $ 254   $  274   $  313
                                                              =====   ======   ======
OTHER (EXPENSE) INCOME, NET
Aircraft leveraged-lease write-downs........................  $(244)  $   --   $   --
Cost investment impairment charges..........................   (146)    (531)      (7)
Net revaluation of certain financial instruments............     (8)     150       --
Investment-related income...................................    116      285      435
Settlements associated with businesses disposed of..........    107      154       --
Net gains on sales of businesses and investments............     30    1,231      734
Miscellaneous, net..........................................     68       38       28
                                                              -----   ------   ------
Total other (expense) income, net...........................  $ (77)  $1,327   $1,190
                                                              =====   ======   ======

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
PROPERTY, PLANT AND EQUIPMENT
Communications, network and other equipment.................   $48,169     $47,552
Buildings and improvements..................................     8,129       7,969
Land and improvements.......................................       327         370
                                                               -------     -------
Total property, plant and equipment.........................    56,625      55,891
Accumulated depreciation....................................    31,021      29,088
                                                               -------     -------
Property, plant and equipment, net..........................   $25,604     $26,803
                                                               =======     =======

                                                             AT&T       AT&T
                                                           BUSINESS   CONSUMER
                                                           SERVICES   SERVICES   TOTAL
                                                           --------   --------   ------
                                                              (DOLLARS IN MILLIONS)
GOODWILL
Balance at December 31, 2001.............................   $5,244      $70      $5,314
Write-off of goodwill of AT&T Latin America..............     (777)      --        (777)
Translation adjustment...................................       91       --          91
Other....................................................       (2)      --          (2)
                                                            ------      ---      ------
Balance at December 31, 2002.............................   $4,556      $70      $4,626
                                                            ======      ===      ======

                                                            GROSS
                                                           CARRYING   ACCUMULATED
                                                            AMOUNT    AMORTIZATION   NET
                                                           --------   ------------   ----
                                                               (DOLLARS IN MILLIONS)
INTANGIBLE ASSETS
Amortizable purchased intangible assets at December 31,
  2002:
  Customer lists and relationships.......................    $557         $132       $425
  Other..................................................     243          112        131
                                                             ----         ----       ----
Total intangible assets..................................    $800         $244       $556
                                                             ====         ====       ====

     The amortization expense associated with purchased intangible assets for the year ended December 31, 2002, was approximately $83 million. Amortization expense for purchased intangible assets is estimated to be approximately $65 million for the year ending December 31, 2003, $50 million for the year ending December 31, 2004, and $45 million for each of the years ending December 31, 2005, 2006, and 2007.

LEVERAGED LEASES

     We lease to third parties airplanes, energy-producing facilities and transportation equipment under leveraged leases having original terms of 10 to 30 years, expiring in various years from 2004 through 2020. The

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
investment in leveraged leases is primarily included in "Other assets." Following is a summary of our investment in leveraged leases:

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               2002     2001
                                                              ------   -------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Rental receivables (net of nonrecourse debt*)...............  $ 476    $  635
Estimated unguaranteed residual values......................    483       720
Unearned income.............................................   (211)     (297)
Allowance for credit losses.................................    (23)      (28)
                                                              -----    ------
Investment in leverage leases (included in "Other
  assets")..................................................    725     1,030
Deferred taxes..............................................    932     1,063
                                                              -----    ------
Net investment..............................................  $(207)   $  (33)
                                                              =====    ======

---------------

* The rental receivables are net of nonrecourse debt of $1.4 billion and $2.0 billion at December 31, 2002 and 2001, respectively.

  SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                             2002     2001     2000
                                                             -----   ------   -------
                                                              (DOLLARS IN MILLIONS)
OTHER COMPREHENSIVE INCOME (LOSS)
Net foreign currency translation adjustment [net of taxes
  of $(82), $160 and $181](1)..............................  $ 132   $ (250)  $  (309)
Net revaluation of certain financial instruments:
  Unrealized (losses) gains [net of taxes of $340, $(343)
     and $4,686](2)........................................   (550)     475    (7,317)
  Recognition of previously unrealized losses (gains) on
     available-for-sale securities [net of taxes of $(539),
     $(950) and $480](3)...................................    869    1,535      (750)
Net minimum pension liability adjustment (net of taxes of
  $112, $14 and $1)........................................   (185)     (18)       (1)
                                                             -----   ------   -------
Total other comprehensive income (loss)....................  $ 266   $1,742   $(8,377)
                                                             =====   ======   =======

---------------

(1) Includes LMG's foreign currency translation adjustments, net of taxes of $149 in 2001 through July 31, 2001, and $202 in 2000.

(2) Includes LMG's unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,286) in 2001 through July 31, 2001, and $6,117 in 2000.

(3) See below for a summary of the "Recognition of previously unrealized losses (gains) on available-for-sale securities" and the Statement of Operations line items impacted.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) ON AVAILABLE-FOR-SALE SECURITIES AND THE STATEMENT OF OPERATIONS LINE ITEMS IMPACTED

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                    2002                 2001                 2000
                                             ------------------   ------------------   -------------------
                                             PRETAX   AFTER-TAX   PRETAX   AFTER-TAX   PRETAX    AFTER-TAX
                                             ------   ---------   ------   ---------   -------   ---------
                                                                 (DOLLARS IN MILLIONS)
AT&T GROUP:
  Other (expense) income, net:
  Other-than-temporary investment
     impairments...........................  $  148     $ 91      $  475    $  293     $    --     $  --
  Other derivative activity................      28       17          --        --          --        --
  Sales of various securities..............      --       --        (238)     (147)       (433)     (267)
  Income from discontinued operations:
  Other-than-temporary investment
     impairments...........................   1,232      761         510       315         290       179
  Reclassification of securities to
     "trading" in conjunction with the
     adoption of SFAS No. 133*.............      --       --       1,154       713          --        --
  Sales of various securities..............      --       --         555       343         (43)      (27)
LIBERTY MEDIA GROUP:
  Earnings (losses) from Liberty Media
     Group:
  Sales of various securities..............      --       --         173       105      (1,044)     (635)
  Cumulative effect of accounting
     change*...............................      --       --        (144)      (87)         --        --
                                             ------     ----      ------    ------     -------     -----
Total recognition of previously unrealized
  losses (gains) on available-for-sale
  securities...............................  $1,408     $869      $2,485    $1,535     $(1,230)    $(750)
                                             ======     ====      ======    ======     =======     =====

---------------

* See note 3 for detailed discussion.

  SUPPLEMENTARY CASH FLOW INFORMATION

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Interest payments, net of capitalized interest of $61, $121
  and $143.................................................  $1,532   $1,537   $1,420
Income tax (receipts) payments.............................    (814)   1,441    3,379

5.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     During 2001 and 2000, in addition to AT&T Common Stock, the AT&T Wireless Group and Liberty Media Group tracking stocks were outstanding. The tracking stocks represented an interest in the economic performance of the net assets of each of the respective groups. The earnings attributable to AT&T Wireless Group and Liberty Media Group were excluded from the earnings attributable to the AT&T Common stock group. On July 9 and August 10, 2001, AT&T Wireless and Liberty Media Group, respectively, were separated from AT&T and the tracking stocks were redeemed (see note 1).

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Income (loss) attributable to the different classes of AT&T common stock is as follows:

                                              AT&T COMMON STOCK            AT&T WIRELESS           LIBERTY MEDIA
                                                    GROUP                      GROUP                   GROUP
                                         ----------------------------   -------------------   ------------------------
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                           2002      2001      2000     2002    2001   2000   2002     2001      2000
                                         --------   -------   -------   -----   ----   ----   -----   -------   ------
                                                                     (DOLLARS IN MILLIONS)
Income (loss) from continuing
  operations before cumulative effect
  of accounting change.................  $    963   $    71   $ 8,044   $ --    $--    $--    $ --    $(2,711)  $1,488
Dividend requirements of preferred
  stock................................        --      (652)       --     --     --     --      --         --       --
Premium on exchange of AT&T Wireless
  tracking stock.......................        --       (80)       --     --     --     --      --         --       --
                                         --------   -------   -------   -----   ---    ---    -----   -------   ------
Income (loss) from continuing
  operations attributable to common
  shareowners..........................       963      (661)    8,044     --     --     --      --     (2,711)   1,488
(Loss) income from discontinued
  operations...........................   (14,513)   (4,087)   (4,939)    --     35     76      --         --       --
Gain on disposition of discontinued
  operations...........................     1,324    13,503        --     --     --     --      --         --       --
Cumulative effect of accounting
  changes..............................      (856)      359        --     --     --     --      --        545       --
                                         --------   -------   -------   -----   ---    ---    -----   -------   ------
  Net (loss) income attributable to
    common shareowners.................  $(13,082)  $ 9,114   $ 3,105   $ --    $35    $76    $ --    $(2,166)  $1,488
                                         ========   =======   =======   =====   ===    ===    =====   =======   ======

  AT&T COMMON STOCK GROUP

     On November 18, 2002, a 1-for-5 reverse stock split of AT&T common stock as approved by shareowners on July 10, 2002, was effected. Shares (except shares authorized) and per share amounts were restated to reflect the stock split on a retroactive basis.

     Basic earnings per common share (EPS) is computed by dividing income attributable to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year, and the incremental shares are included using the treasury stock method, which assumes the proceeds (after-tax) from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     A reconciliation of the share components for AT&T Common Stock Group basic to diluted EPS calculations is as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                          2002(1)    2001(1),(2)    2000(1)
                                                          --------   ------------   --------
                                                                 (SHARES IN MILLIONS)
Weighted-average common shares..........................    746          729          697
Effect of dilutive securities:
  Stock options.........................................      1           --            4
  Preferred stock of subsidiary.........................      3           --            8
  Convertible quarterly income preferred securities.....     16           --           14
  Excite@Home Put Options...............................     --           --            8
                                                            ---          ---          ---
Weighted-average common shares and potential common
  shares................................................    766          729          731
                                                            ===          ===          ===

---------------

(1) For 2002, 2001 and 2000, no adjustments were made to income for the computation of diluted EPS.

(2) As AT&T reported a loss from its continuing operations for 2001, the effects of including incremental shares are antidilutive; therefore, both basic and diluted EPS reflect the same calculation.

  Preferred Stock of Subsidiary

     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock (TCI Pacific preferred stock) for AT&T common stock. All outstanding shares of TCI Pacific preferred stock were either exchanged or redeemed for AT&T common stock during 2001 and 2002 (see note 10). At December 31, 2001, the carrying value of TCI Pacific preferred stock was included in "Minority Interest of Discontinued Operations." Dividends were included in "Net (loss) from discontinued operations" for 2002, 2001 and 2000.

  Convertible Quarterly Income Preferred Securities (Quarterly Preferred Securities)

     On June 16, 1999, AT&T Finance Trust I, a wholly owned subsidiary of AT&T, completed the private sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (quarterly preferred securities) to Microsoft Corporation. Such securities were convertible into AT&T common stock. However, in connection with the AT&T Broadband spin-off (see note 1), Comcast assumed the quarterly preferred securities and Microsoft agreed to convert these preferred securities into shares of Comcast common stock. At December 31, 2001, these securities were included in "Company-Obligated Convertible Quarterly Income Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debt Securities of AT&T of Discontinued Operations." Dividends were included in "Net
(loss) from discontinued operations" for 2002, 2001 and 2000.

  AT&T WIRELESS GROUP

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  LIBERTY MEDIA GROUP

     Basic (loss) earnings per share for LMG was computed by dividing (loss) income attributable to LMG by the weighted-average number of LMG shares outstanding of 2,582 million in 2001 through July 31, 2001, the deemed effective split-off date for accounting purposes, and 2,572 million in 2000. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history indicated that these contracts were generally settled in cash.

6.  NET RESTRUCTURING AND OTHER CHARGES

     In 2002, net restructuring and other charges were $1,437 million which included a $1,029 million charge for the impairment of the net assets of our consolidated subsidiary, AT&T Latin America. In December 2002, the AT&T Board of Directors approved a plan for AT&T to sell its approximate 95% voting stake in AT&T Latin America in its current condition. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this plan, we classified AT&T Latin America as an asset held for sale at fair market value, in accordance with SFAS No. 144. Consequently, there are approximately $160 million of assets (principally cash and accounts receivable) included in Other Current Assets and approximately $160 million of liabilities (principally secured short-term debt) included in Other Current Liabilities. The $1,029 million charge to write the assets and liabilities down to their fair values was reported within our AT&T Business Services segment.

     Also included in net restructuring and other charges was a $204 million impairment charge related to certain Digital Subscriber Line (DSL) assets (including internal-use software, licenses, and property, plant & equipment) that will not be utilized by AT&T as result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we have signed an agreement with Covad Communications to offer DSL services over their network. As a result, the assets in these areas were impaired. This charge was reported within our AT&T Consumer Services segment.

     In 2002, AT&T recorded net business restructuring charges of $204 million. These activities consisted of new exit plans totaling $377 million and reversals of $173 million. The new plans primarily consisted of $334 million for employee separation costs ($28 million of which was recorded as a pension liability associated with management employees to be separated in 2002 which will be funded from the pension trust) and $39 million of facility closing reserves. Slightly more than 4,800 employees will be separated in conjunction with these exit plans, approximately one-half of which are management employees and one-half are non-management employees. The majority of these employee separations will be involuntary. Approximately 14% of the employees affected by these exit plans had left their positions by December 31, 2002, and we expect those remaining to leave their positions by the end of 2003.

     The $173 million reversal primarily consisted of $124 million of employee separation costs (approximately $48 million of which was reversed from the pension liability) and $26 million related to prior plan facility closings that were deemed to be no longer necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given current industry conditions, as well as the redeployment of certain employees to different functions within the Company.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table displays the activity and balances of the restructuring reserve account:

                                                                 TYPE OF COST
                                                    --------------------------------------
                                                     EMPLOYEE     FACILITY
                                                    SEPARATIONS   CLOSINGS   OTHER   TOTAL
                                                    -----------   --------   -----   -----
                                                            (DOLLARS IN MILLIONS)
BALANCE AT JANUARY 1, 2000........................     $ 150        $239     $ 21    $ 410
  Additions.......................................       442           2       62      506
  Deductions......................................      (350)        (67)     (47)    (464)
                                                       -----        ----     ----    -----
BALANCE AT DECEMBER 31, 2000......................       242         174       36      452
  Additions.......................................       474         166       12      652
  Deductions......................................      (230)        (36)     (29)    (295)
                                                       -----        ----     ----    -----
BALANCE AT DECEMBER 31, 2001......................       486         304       19      809
  Additions.......................................       306          78       --      384
  Deductions......................................      (413)        (99)     (16)    (528)
                                                       -----        ----     ----    -----
BALANCE AT DECEMBER 31, 2002......................     $ 379        $283     $  3    $ 665
                                                       =====        ====     ====    =====

     In addition to the new exit plans recorded during 2002, total additions for 2002 in the table above also includes $39 million facility closing reserves recorded by Concert in 2001 and transferred to AT&T during 2002 as part of the unwind of that joint venture.

     Deductions reflect cash payments of $366 million, $249 million and $410 million for 2000, 2001, and 2002, respectively. These payments included cash termination benefits of $254 million, $202 million, and $328 million, for 2000, 2001 and 2002, respectively, which were primarily funded through cash from operations. In 2000, 2001 and 2002, reserves of $98 million, $13 million and $9 million, respectively, were transferred out of the restructuring liability to long-term liability accounts as a result of exiting managers deferring severance payments, primarily related to executives. Also included in 2001 and 2002 deductions are reversals of prior business restructuring reserves of $33 million and $109 million, respectively. The business restructuring plans of 2000 and 2001 were substantially complete as of December 31, 2001 and 2002, respectively.

     During 2001, net restructuring and other charges were $1,036 million which were primarily comprised of $862 million for employee separations, of which $388 million related to benefits to be paid from pension assets as well as pension and postretirement curtailment losses, and $166 million for facility closings. These charges were slightly offset by the reversal of $33 million related to business restructuring plans announced in the fourth quarter 1999 and the first quarter 2000 (of which $15 million related to employee separations and $18 million related to contract terminations).

     The charge covered separation costs for approximately 10,000 employees, approximately one-half of whom were management employees and one-half were non-management employees. More than 9,000 employee separations related to involuntary terminations and the remaining 1,000 were voluntary.

     During 2000, we recorded $758 million of net restructuring and other charges which included $586 million for employee separations, of which $144 million primarily related to pension and postretirement curtailment losses, $91 million related to the government-mandated disposition of AT&T Communications (U.K.) Ltd., which would have competed directly with Concert and $62 million of network lease and other contract termination costs associated with penalties incurred as part of notifying vendors of the termination of these contracts during the year.

     The charge covered separation costs for approximately 6,100 employees, approximately one-half of whom were management employees and one-half were non-management employees. Approximately 5,500 of the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
employee separations were related to involuntary terminations and approximately 600 related to voluntary terminations.

7.  INVESTMENTS

  EQUITY METHOD INVESTMENTS

     We have investments in various companies and partnerships that are accounted for under the equity method of accounting and included within "Other assets." Under the equity method, investments are stated at initial cost, and are adjusted for subsequent contributions and our share of earnings, losses and distributions as well as declines in value that are "other than temporary." At December 31, 2002 and 2001, we had equity investments of $135 million and $313 million, respectively. Distributions from equity investments totaled $5 million, $25 million, and $13 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Summarized combined financial information for investments accounted for under the equity method that were significant to AT&T's financial results in 2001 is as follows:

                                                                                   OTHER EQUITY
                                     CONCERT(1)             AT&T CANADA           INVESTMENTS(2)
                                  ----------------   -------------------------   ----------------
FOR THE YEARS ENDED DECEMBER 31,   2001      2000     2002      2001     2000     2001     2000
--------------------------------  -------   ------   -------   ------   ------   ------   -------
                                                       (DOLLARS IN MILLIONS)
Revenue........................   $ 6,189   $7,748   $   947   $1,000   $1,001   $3,813   $11,751
Operating (loss) income........    (3,574)     329      (853)    (226)    (225)      86       542
(Loss) income from continuing
  operations before
  extraordinary items &
  cumulative effect of
  accounting changes...........    (3,609)     103    (1,247)    (521)    (351)     (18)      307
Net (loss) income..............   $(3,609)  $  103   $(2,220)  $ (518)  $ (351)  $  (20)  $   260

AT DECEMBER 31,                  2001               2002      2001              2001
---------------                 -------            -------   ------            ------
                                                (DOLLARS IN MILLIONS)
Current assets................  $ 3,744            $   386   $  391            $  171
Non-current assets............    1,758                496    2,577               645
Current liabilities...........    4,296              3,152      256               179
Non-current liabilities.......       76                 41    2,963               589
Redeemable preferred stock....       --                 --       --                 7
Minority interest.............       --                 --       --                --

---------------

(1) The Concert joint venture was unwound in April 2002; therefore, financial information for 2002 is not applicable.

(2) AT&T did not have any individually significant equity investments in 2002 and on a combined basis such investments were not significant to AT&T's 2002 financial results.

  Concert

     On April 1, 2002, Concert, our 50% owned joint venture with British Telecommunications plc (BT), was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies, as agreed to in 2001. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In 2001, the agreement to dissolve the Concert venture impacted AT&T's intent and ability to hold its investment in Concert; therefore, AT&T recorded a $1.8 billion after-tax impairment charge ($2.9 billion pretax) included in "Net (losses) related to other equity investments." The charge related to the difference between the fair market value of the net assets AT&T was to receive in the transaction and the carrying value of AT&T's investment in Concert. Certain items reserved for in 2001 were favorably settled resulting in a $60 million after-tax reversal in 2002, recorded within "Net (losses) earnings related to other equity investments."

  AT&T Canada

     At December 31, 2002, AT&T had an approximate 31% ownership interest in AT&T Canada. Pursuant to a 1999 merger agreement, AT&T had a commitment to purchase, or arrange for another entity to purchase, the publicly owned shares of AT&T Canada for the Back-end Price, which was the greater of the contractual floor price or the fair market value. The floor price accreted 4% each quarter, commencing on June 30, 2000.

     In 2002 and 2001, AT&T recorded charges reflecting the estimated loss on this commitment. The charges represented the difference between the underlying value of the publicly owned AT&T Canada shares and the price AT&T had committed to pay for them, including the 4% accretion of the floor price. After-tax charges of $0.3 billion ($0.5 billion pretax) and $1.8 billion ($3.0 billion pretax) were recorded within "Net (losses) related to other equity investments" for 2002 and 2001, respectively. At December 31, 2001, this liability of $3.0 billion was included in "Other long-term liabilities and deferred credits."

     During 2002, AT&T arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, AT&T agreed to fund the purchase price on behalf of the third parties. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the transaction. Although AT&T held an approximate 31% ownership interest in AT&T Canada throughout 2002, it did not record equity earnings or losses since its investment balance was written down to zero largely through losses generated by AT&T Canada. Subsequent to December 31, 2002, AT&T entered into an agreement to dispose of its stake in AT&T Canada. In February 2003, pursuant to that agreement, AT&T disposed of substantially all of its AT&T Canada shares.

  Impairments -- Equity Investments

     Declines in value of equity method investments judged to be other-than-temporary are recorded in "Net (losses) related to other equity investments." In 2002 and 2001, we recorded impairment charges on equity method investments of $0.3 billion after-tax ($0.5 billion pretax), and $4.3 billion after-tax ($7.0 billion pretax), respectively.

     The 2002 charges primarily related to AT&T Canada and the 2001 charges primarily related to AT&T Canada and Concert, as discussed above. In addition, in 2001, we recorded an impairment charge on our investment in Net2Phone, Inc. (Net2Phone) of $0.7 billion after-tax ($1.1 billion pretax). This charge resulted from the deterioration of market valuations of Internet-related companies. In October 2001, AT&T contributed its investment in Net2Phone to NTOP Holdings, LLC (NTOP), and received ownership in NTOP. At December 31, 2001 AT&T retained an approximate 10% interest in NTOP, which was accounted for as a cost method investment. It was subsequently sold in December 2002.

  COST METHOD INVESTMENTS

     At December 31, 2002 and 2001, we had cost method investments included in "Other assets" of $0.6 billion and $1.6 billion, respectively. Under the cost method, earnings are recognized only to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. The Company's cost

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of "Other comprehensive income (loss)" in shareowners' equity. At December 31, 2002 and 2001, approximately $0.5 billion and $1.3 billion, respectively, of these investments were indexed to certain long-term debt instruments (see note
8).

  Impairments -- Cost Investments

     Declines in value of available-for-sale securities, judged to be other-than-temporary, are recorded in "Other (expense) income, net." During 2002 and 2001, we believed that certain investments would not recover our cost basis in the foreseeable future given the significant decline in stock prices, the length of time these investments had been below market, and industry specific issues. Accordingly, we believed the declines in value were other-than-temporary and, as a result, recorded investment impairment charges on such securities of $0.1 billion after-tax ($0.1 billion pretax) and $0.3 billion after-tax ($0.5 billion pretax) for 2002 and 2001, respectively, consisting primarily of charges related to Time Warner Telecom in both years. In addition, during 2002, we recorded a pretax impairment charge of $0.6 billion related to our holdings in AT&T Wireless, which is monetized by debt indexed to the value of the AT&T Wireless shares (see note 8). The debt contains an embedded derivative that is designated as a cash flow hedge. At the time we recognized the other-than-temporary decline in the value of AT&T Wireless as an expense, as permitted by SFAS No. 133, we also recognized, in earnings, the previously unrecognized gain on the embedded derivative of $0.6 billion pretax, resulting in no net income impact.

  AT&T Wireless Group

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless (see note
1). At that time, AT&T retained an approximate 7.3% interest in AT&T Wireless common stock. In 2001, we recorded a $0.5 billion tax-free gain associated with the disposal of a portion of this ownership interest in a debt-for-equity exchange in "Other (expense) income, net."

     In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock. The notes were settled with 78.6 million AT&T Wireless shares (see note 8). Subsequently, AT&T sold its remaining AT&T Wireless shares (approximately 12.2 million shares) for $72 million in cash, resulting in a gain of $22 million.

  Japan Telecom Co. Ltd

     On April 27, 2001, AT&T completed the sale of its 10% stake in Japan Telecom Co. Ltd to Vodafone for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group since AT&T Wireless Group held approximately one-half of AT&T's investment. The transaction resulted in a pretax gain of approximately $0.5 billion recorded in "Other (expense) income, net" and a pretax gain of approximately $0.5 billion recorded in "Net (loss) from discontinued operations."

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

8.  DEBT OBLIGATIONS

                                                                  DEBT MATURING
                                                                 WITHIN ONE YEAR
                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Commercial paper............................................   $1,091      $ 5,087
Short-term notes............................................    1,086        3,970
Currently maturing long-term debt...........................    1,581          955
Other.......................................................        4          122
                                                               ------      -------
Total debt maturing within one year.........................   $3,762      $10,134
                                                               ======      =======
Weighted-average interest rate of short-term debt...........      3.7%         5.0%

  SECURITIZATIONS

     During 2002, AT&T renewed both its AT&T Business Services and AT&T Consumer Services customer accounts receivable securitization facilities, the terms of which have been extended to June (AT&T Business Services) and July (AT&T Consumer Services) of 2003. Together, the 2002 programs provide up to $2.0 billion of available financing, limited by monthly eligible receivable balances, which vary from month to month. At December 31, 2002, the available financing was collateralized by $4.6 billion of accounts receivable. Approximately $0.2 billion and $2.3 billion was outstanding at December 31, 2002 and 2001, respectively, and was included in "Short-term notes" in the table above. Under the program, accounts receivable are sold on a discounted, revolving basis, to special-purpose, wholly-owned and fully consolidated subsidiaries of AT&T, which assign interests in such receivables to unrelated third-party financing entities.

  CREDIT FACILITY

     At December 31, 2002, we had a $3.0 billion 364-day credit facility available to us that was entered into on October 9, 2002. The credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. It also contains a covenant that requires AT&T to maintain $1.27 billion in unencumbered cash, cash equivalents and marketable securities. At December 31, 2002, we were in compliance with these covenants.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                                             LONG-TERM DEBT
       DEBENTURES AND NOTES                                                  AT DECEMBER 31,
-----------------------------------                                       ---------------------
INTEREST RATES(2)       MATURITIES                                        2002(1)       2001(1)
-----------------       -----------                                       -------       -------
                                                                          (DOLLARS IN MILLIONS)
  4.59% - 6.00%         2004 - 2009                                       $ 1,455       $ 6,760
  6.06% - 6.50%         2004 - 2029                                         6,678         4,960
  6.75% - 7.50%         2004 - 2006                                         2,449         4,459
  7.75% - 8.85%         2003 - 2031                                         6,796         5,328
 9.90% - 19.95%(3)      2004 - 2004                                            13            21
Variable rate           2003 - 2054                                         3,012         3,440
                                                                          -------       -------
Total debentures and notes..............................................   20,403        24,968
Other...................................................................      105           162
Unamortized discount, net...............................................     (115)         (150)
                                                                          -------       -------
Total long-term debt....................................................   20,393        24,980
Less: Currently maturing long-term debt.................................    1,581           955
                                                                          -------       -------
Net long-term debt......................................................  $18,812       $24,025
                                                                          =======       =======

---------------

(1) Debt amounts are included within the range of interest rates that are applied at each respective balance sheet date. See below for discussion on interest rate changes that occurred during 2002.

(2) The actual interest paid on our debt obligations may have differed from the stated amount due to our entering into interest rate swap contracts to manage our exposure to interest rate risk and our strategy to reduce finance costs (see note 9).

(3) Interest rates greater than 10% are related to $8 million in bank loans held by AT&T Latin America in 2001. In 2002, AT&T Latin America is classified as an "asset held for sale," and accordingly its associated liabilities, including debt, was recorded at fair value and included in "Other current liabilities" at December 31, 2002 (see note 6).

     The following table shows maturities at December 31, 2002, of the $20,393 million in total long-term obligations:

 2003     2004     2005     2006    2007   LATER YEARS
------   ------   ------   ------   ----   -----------
                (DOLLARS IN MILLIONS)
$1,581   $2,437   $1,185   $4,328   $296     $10,566

     In connection with the spin-off of AT&T Broadband, AT&T completed two debt exchanges. In the AT&T Broadband debt exchange, $3.5 billion of outstanding AT&T notes (with interest rates ranging from 6.0% to 8.63%) were exchanged for notes that, upon completion of the spin-off of AT&T Broadband, became notes of AT&T Broadband and are unconditionally guaranteed by Comcast and certain of its subsidiaries.

     Also, $4.6 billion of outstanding long-term AT&T notes (with fixed interest rates ranging from 5.63% to 8.0%, and maturities of 2004, 2025 and 2029) were exchanged for new AT&T notes (with fixed interest rates ranging from 6.38% to 8.6%, and maturities of 2004, 2013 and 2025) that upon completion of the spin-off of AT&T Broadband, have revised terms, including revised maturity dates and/or interest rates.

     As a result of a long-term debt rating downgrade by Moody's, the interest rate on approximately $10.0 billion of notes (with interest rates ranging from 6.0% to 8.0%) sold in November 2001, increased by 50 basis points effective with interest payment periods that begin after November 15, 2002, for the majority of the notes.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The holders of certain private debt with an outstanding balance of $0.9 billion at December 31, 2002, have an annual put right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the debt holders agreeing to not exercise their put right for 2002, AT&T posted a cash-collateralized letter of credit in 2002, totaling $0.4 billion, and expiring in March, 2005. The $0.4 billion is considered restricted cash and is included in "Other assets" at December 31, 2002. The annual put right in 2003 expired on February 13, 2003, without exercise by the debt holders. The debt holders could accelerate repayment of the debt based on certain events such as the occurrence of unfavorable local law or regulation changes in its country of operation.

     On January 31, 2003, AT&T completed the early retirement of approximately $1,152 million and $2,590 million long-term notes, with interest rates of 6.375% and 6.50%, due in March 2004 and March 2013, respectively. The notes were repurchased with cash and resulted in a loss of $178 million recorded in "Other (expense) income, net" in the first quarter of 2003.

  EXCHANGEABLE NOTES

     During 2001, we issued long-term debt (exchangeable notes) that was indexed to AT&T Wireless common stock and, at AT&T's option, was mandatorily redeemable with a number of shares of AT&T Wireless common stock that was equal to the underlying shares multiplied by an exchange ratio, or its cash equivalent. The notes were accounted for as indexed debt instruments because the carrying value of the debt was dependent upon the fair market value of the underlying securities. In addition, the notes contained embedded derivatives that required separate accounting. The economic characteristics of the embedded derivatives (i.e. equity-like features) were not clearly and closely related to those of the host instruments (a debt security). As a result, the embedded derivatives were separated from the host debt instrument for valuation purposes and were carried at fair value within the host debt instrument. The embedded derivatives for these exchangeable notes were designated as cash flow hedges. The options hedged the market risk of a decline in value of AT&T Wireless securities. The market risk of a decline in these securities, below the respective put prices, had been eliminated. In addition, any market gains we may have earned had been limited to the call prices. These designated options were carried at fair value with changes in fair value recorded, net of income taxes, within "Accumulated other comprehensive loss" as a component of shareowners' equity. There was no ineffectiveness recognized on the cash flow hedges.

     The shares of AT&T Wireless common stock were accounted for as "available-for-sale" securities under SFAS No. 115 with changes in the carrying value of the underlying securities that are not "other-than-temporary" being recorded as unrealized gains or losses, net of income taxes, within "Other comprehensive income (loss)" as a component of shareowners' equity. See note 7 for a discussion of impairments recorded in 2002.

     Following is a summary of the exchangeable notes outstanding at December 31, 2002:

                                          PUT PRICE   CALL PRICE   CARRYING
MATURITIES   FACE VALUE   INTEREST RATE   PER SHARE   PER SHARE     VALUE
----------   ----------   -------------   ---------   ----------   --------
              (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
  Indexed to 45.8 million shares of AT&T Wireless common stock:
2005...         $220       LIBOR + 0.4%    $14.41       $18.87       $87
2006...          220       LIBOR + 0.4%     14.41        19.31        87
2006...          220       LIBOR + 0.4%     14.41        19.74        87
Indexed to 45 million shares of AT&T Wireless common stock:
   2006         $204       LIBOR + 0.4%    $13.57       $19.03       $85
   2006          201       LIBOR + 0.4%     13.37        19.27        86
   2006          204       LIBOR + 0.4%     13.57        19.90        87

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In February 2003, AT&T redeemed these exchangeable notes that had a carrying value of $652 million at the time of settlement. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash. The settlement resulted in a pretax gain of approximately $176 million. The 12.2 million remaining AT&T Wireless shares were subsequently sold (see note 7).

9.  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants. Collateral is generally not required for these types of instruments. However, as the requirements for collateral are generally dependent upon debt ratings and market conditions, AT&T may be required to post collateral for interest rate and equity swaps, as well as letters of credit in the future.

     By their nature, all such instruments involve risk, including the credit risk of nonperformance by counter-parties, and our maximum potential loss may exceed the amount recognized in our balance sheet. However, at December 31, 2002 and 2001, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counter-parties to these financial instruments. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures. Other than the guarantee issued in connection with the split-off of AT&T Wireless, we do not have any significant exposure to any individual customer or counter-party, nor do we have any major concentration of credit risk related to any financial instruments.

  LETTERS OF CREDIT

     Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that the Company's letters of credit do not create additional risk to AT&T.

     The notional amounts outstanding at December 31, 2002 and 2001, were $923 million and $408 million, respectively. The letters of credit in effect at December 31, 2002, were collateralized by restricted cash of $496 million, of which $442 million was recorded in "Other assets" and $54 million was recorded in "Other current assets." The fair values of the letters of credit, based on the fees paid to obtain the obligations, were immaterial at December 31, 2002 and 2001.

  GUARANTEES

     From time to time, we guarantee the debt of our subsidiaries, and, in connection with the separation of certain subsidiaries, we issued guarantees for certain debt and other obligations of our former subsidiaries AT&T Capital Corp., NCR, AT&T Wireless and AT&T Broadband. We also issue indemnifications as part of our software license agreements.

     Total notional amounts of guaranteed debt at December 31, 2002 and 2001, were $506 million and $59 million, respectively. Prior to the spin-off of AT&T Broadband, we had guaranteed certain debt of AT&T Broadband that matures in 2038. Such guarantee remained outstanding after the spin-off of AT&T Broadband and at December 31, 2002 totaled $500 million. Comcast has provided us with an indemnification for this debt and, under the terms of the merger agreement between AT&T Broadband and Comcast, if Comcast does not call the debt in 2003 they must provide us with a letter of credit in the amount of $500 million. The remaining guarantees for debt have expiration dates ranging from 2003 to 2020. Should the financial condition of debtors, including AT&T Broadband and Comcast, deteriorate to the point at which they are unable to meet their obligations, third party creditors could look to us for payment. We currently hold no collateral for these

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
guarantees, and have not recorded corresponding obligations. At December 31, 2002 and 2001, there were no quoted market prices for similar agreements.

     AT&T provides a guarantee of an obligation that AT&T Wireless has to NTT DoCoMo (DoCoMo). The amounts of the guarantee at December 31, 2002 and 2001, were $4.1 billion and $3.9 billion, respectively. On January 21, 2001, DoCoMo invested approximately $9.8 billion for shares of AT&T preferred stock that were converted into AT&T Wireless common stock in connection with the split-off of AT&T Wireless. Of the initial investment, AT&T retained approximately $3.6 billion, with the remainder of the proceeds allocated to AT&T Wireless. In connection with that investment, AT&T and AT&T Wireless agreed that, under certain circumstances, including if AT&T Wireless fails to meet specific technological milestones by June 30, 2004, DoCoMo would have the right to require AT&T Wireless to repurchase its AT&T Wireless common stock for $9.8 billion, plus interest. In the event AT&T Wireless is unable to satisfy the entire obligation, AT&T is secondarily liable for up to $3.65 billion, plus accrued interest. On December 26, 2002, AT&T Wireless and DoCoMo entered into an amendment to the original agreement which, among other things, extended the deadline for compliance with the technological milestones to December 31, 2004. We currently hold no collateral for this guarantee, and have not recorded a corresponding obligation. At December 31, 2002 and 2001, there were no quoted market prices for similar agreements.

     The total notional amount of other guaranteed obligations at December 31, 2002, was $458 million. Prior to the spin-off of AT&T Broadband, we had guaranteed various obligations of AT&T Broadband. In connection with the spin-off of AT&T Broadband, we continue to provide guarantees of these obligations, including operating leases for real estate, surety bonds, and equity hedges. These guarantees have expiration dates ranging from 2003 through 2007. Comcast has provided indemnifications for these guarantees of $458 million at December 31, 2002. Should the financial condition of AT&T Broadband and Comcast deteriorate to the point at which they are unable to meet their obligations, third party creditors could look to us for payment. We currently hold no collateral for these guarantees, and have not recorded corresponding obligations. At December 31, 2002, there were no quoted market prices for similar agreements.

     The total notional amounts of software license indemnifications with a stated maximum liability, at December 31, 2002 and 2001, were approximately $50 million and $30 million, respectively. In addition, in a few instances, our liability is limited by the value of the licensing fees received or is not limited at all. Amounts related to these indemnifications cannot be estimated. The indemnifications generally have terms that coincide with the software license which may be until terminated by the licensee. Under the terms of these agreements, we indemnify licensees against damages, expenses and losses arising from third party claims and proceedings against trademark, copyright and/or patent infringement. We currently hold no collateral for these guarantees and have not recorded corresponding obligations. At December 31, 2002, there were no quoted market prices for similar agreements.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk to interest rate movements. Interest rate swaps also allow us to raise funds at floating rates and effectively swap them into fixed rates that are generally lower than those available to us if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying principal amount. Floating-rate payments are tied to the LIBOR. We also designated certain interest-rate swaps as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table indicates the types of swaps in use at December 31, 2002 and 2001, the respective notional amounts and their weighted-average interest rates. Average floating rates are those in effect at the reporting date, and may change significantly over the lives of the contracts:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Floating-rate to fixed-rate swaps -- notional amount........  $ 190    $ 218
  Weighted-average receive rate.............................   1.81%    2.08%
  Weighted-average pay rate.................................   7.30%    7.31%

     In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. At December 31, 2002 and 2001, the notional amounts related to these contracts was $3.8 billion, of which $3.1 billion was associated with our Euro bond offering in 2001.

     The table below summarizes the fair and carrying values of the agreements. These swaps are valued using current market quotes, which were obtained from dealers.

                                                             2002                2001
                                                       -----------------   -----------------
                                                         FAIR/CARRYING       FAIR/CARRYING
                                                             VALUE               VALUE
                                                       -----------------   -----------------
                                                       ASSET   LIABILITY   ASSET   LIABILITY
                                                       -----   ---------   -----   ---------
                                                               (DOLLARS IN MILLIONS)
Interest rate swap agreements........................  $ --       $23      $ --       $18
Combined interest rate foreign currency swap
  agreements.........................................   660        --        18        26

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. Although we do not designate most of our foreign exchange contracts as accounting hedges, we have certain contracts that are designated as foreign currency cash flow hedges in accordance with SFAS No. 133. At December 31, 2002, our foreign exchange contracts consisted principally of Euros, Japanese yen, and Swiss francs. At December 31, 2001, our foreign exchange contracts consisted principally of Canadian dollars (which related to our obligation to purchase the remaining shares of AT&T Canada), Euros, Japanese yen, Swiss francs, and Brazilian reais. In addition, we are subject to foreign exchange risk related to other foreign-currency-denominated transactions. The notional amounts under contract at December 31, 2002 and 2001, were $742 million and $6.4 billion, respectively. The decrease from 200l was primarily due to approximately $5.3 billion in 2001 of foreign exchange contracts relating to a Euro Commercial Paper Program and our obligation to purchase the outstanding AT&T Canada shares we did not own. A significant portion of our debt under the Euro Commercial Paper Program was paid down in 2002, and our obligation to purchase the outstanding shares of AT&T Canada was satisfied in 2002. The following table summarizes the fair and carrying values of the foreign exchange contracts at December 31, 2002 and 2001. These foreign exchange contracts are valued using current market quotes which were obtained from independent sources.

                                                              2002                2001
                                                        -----------------   -----------------
                                                          FAIR/CARRYING       FAIR/CARRYING
                                                              VALUE               VALUE
                                                        -----------------   -----------------
                                                        ASSET   LIABILITY   ASSET   LIABILITY
                                                        -----   ---------   -----   ---------
                                                                (DOLLARS IN MILLIONS)
Foreign exchange contracts............................   $41       $2        $72      $299

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity option and equity swap contracts, which are undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies (see note 12). The notional amounts outstanding on these contracts at December 31, 2002 and 2001, were $112 million and $19 million, respectively. The following table summarizes the carrying and fair values of these instruments at December 31, 2002 and 2001. Fair values are based on market quotes.

                                                              2002                2001
                                                        -----------------   -----------------
                                                          CARRYING/FAIR       CARRYING/FAIR
                                                              VALUE               VALUE
                                                        -----------------   -----------------
                                                        ASSET   LIABILITY   ASSET   LIABILITY
                                                        -----   ---------   -----   ---------
                                                                (DOLLARS IN MILLIONS)
Equity hedges.........................................  $ --       $25      $ --       $15

  WARRANTS

     We may obtain warrants to purchase equity securities in private and public companies as a result of certain transactions. Private warrants and public warrants that provide for net share settlement (i.e. allow for cashless exercise) are considered to be derivative instruments and recognized on our balance sheet at fair value (in accordance with SFAS No. 133). Warrants are not eligible to be designated as hedging instruments because there is no underlying exposure. Instead, these are effectively investments in private and public companies. The fair value of these warrants, as determined by using the Black-Scholes model, was $2 million and $24 million at December 31, 2002 and 2001, respectively.

  DEBT SECURITIES

     The carrying value of debt with an original maturity of less than one year approximates market value. The table below summarizes the carrying and fair values of long-term debt (including currently maturing long-term debt), excluding capital leases, at December 31, 2002 and 2001. The fair values of long-term debt were obtained based on quotes or rates available to us for debt with similar terms and maturities.

                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
                                                         (DOLLARS IN MILLIONS)
Long-term debt, excluding capital
  leases.............................     $20,292        $21,030        $24,820        $24,704

  DERIVATIVE IMPACTS

     The following table summarizes the activity in "Accumulated other comprehensive loss" in Shareowners' equity related to derivatives designated as cash flow hedges during the periods January 1, 2001 (date of the company's adoption of SFAS No. 133) through December 31, 2002. Unrealized amounts recorded within

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

"Accumulated other comprehensive loss" prior to adoption of SFAS No. 133 were recognized in earnings in conjunction with the adoption of SFAS No. 133 ($1.6 billion pretax; $1.0 billion after-tax), (see note 3).

                                                               PRETAX    AFTER-TAX
                                                              --------   ----------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2001..................................  $    --      $   --
Unrealized gains (losses)...................................     (480)       (296)
Realized (gains) losses reclassified into earnings..........       85          52
                                                              -------      ------
Balance at December 31, 2001................................  $  (395)     $ (244)
Unrealized gains (losses)...................................    1,747       1,078
Realized (gains) losses reclassified into earnings..........   (1,259)       (777)
Net amounts spun-off with AT&T Broadband....................      317         196
                                                              -------      ------
Balance at December 31, 2002................................  $   410      $  253
                                                              =======      ======

     Included within the balance at December 31, 2002, were unrealized gains of $131 million pretax ($81 million after-tax) on embedded derivatives related to exchangeable notes that were indexed to AT&T Wireless common stock, which were settled in February 2003. The remaining balance of unrealized gains at December 31, 2002, was largely offset within "Accumulated other comprehensive loss" by unrealized losses on the underlying debt. Based upon the expiration or maturity dates of these remaining derivatives designated as cash flow hedges, we do not expect additional amounts to be transferred into earnings within the next year.

10.  EQUITY TRANSACTIONS

     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable at the option of the holder for
8.365 shares (1.673 adjusted for the 1-for-5 reverse stock split) of AT&T common stock. All outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock with a carrying value of $2.1 billion at December 31, 2001 (included in Minority Interest of Discontinued Operations in the Consolidated Balance Sheet), were either exchanged or redeemed for approximately 51.8 million shares (10.4 million shares adjusted for the 1-for-5 reverse stock split) of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

     During 2002, AT&T issued 14.7 million shares (2.9 million shares adjusted for the 1-for-5 reverse stock split) of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Pursuant to AT&T's deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The issuance of these shares resulted in an increase to total shareowners' equity of $196 million.

     In June 2002, AT&T completed a public equity offering of 230 million shares (46 million shares adjusted for the 1-for-5 reverse stock split) of AT&T common stock for net proceeds of $2.5 billion. AT&T utilized the proceeds from the offering to satisfy a portion of its obligation to AT&T Canada common shareholders (see note 7).

     On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. During 2001, we recorded dividend requirements on this preferred stock of $652 million. The preferred stock dividend represented interest in connection with the DoCoMo preferred stock as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
recorded upon the issuance of the preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received.

11.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

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

     The following table shows the components of the net periodic benefit (credit) costs for continuing operations included in our Consolidated Statements of Operations:

                                               PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                          ---------------------------   ------------------------
FOR THE YEARS ENDED DECEMBER 31,           2002      2001      2000      2002     2001     2000
--------------------------------          -------   -------   -------   ------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Service cost -- benefits earned during
  the period............................  $   209   $   226   $   239   $  23    $  26    $  34
Interest cost on benefit obligations....    1,002       938       983     365      344      351
Amortization of unrecognized prior
  service cost..........................      152       172       174      12        4        4
Credit for expected return on plan
  assets................................   (1,526)   (1,647)   (1,812)   (187)    (201)    (230)
Amortization of transition asset........      (34)      (89)     (156)     --       --       --
Amortization of (gains) losses..........      (22)     (182)     (332)      5       --      (16)
Charges for special termination
  (credits) benefits*...................      (19)      188        --      --       28       16
Net curtailment losses (gains)*.........       --       113       121      --       59      (14)
Net settlement losses*..................        6         4         8      --       --       --
                                          -------   -------   -------   -----    -----    -----
Net periodic benefit (credit) cost......  $  (232)  $  (277)  $  (775)  $ 218    $ 260    $ 145
                                          =======   =======   =======   =====    =====    =====

---------------

* Primarily included in "Net restructuring and other charges" in the Consolidated Statements of Operations.

     In connection with our restructuring plan announced in the fourth quarter of 2001, we recorded a $188 million charge related to management employee separation benefits expected to be funded by assets of the AT&T Management Pension Plan as well as a $28 million charge related to expanded eligibility for postretirement benefits for certain employees expected to exit under the plan. We also recorded pension and postretirement benefit curtailment charges of $172 million.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                                      POSTRETIREMENT
                                                 PENSION BENEFITS        BENEFITS
                                                 -----------------   -----------------
FOR THE YEARS ENDED DECEMBER 31,                  2002      2001      2002      2001
--------------------------------                 -------   -------   -------   -------
                                                         (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligation, beginning of year..........  $13,878   $12,898   $ 5,277   $ 4,851
Service cost...................................      209       226        23        26
Interest cost..................................    1,002       938       365       344
Plan amendments................................       34        62        14        --
Actuarial losses...............................    1,134       655       640       373
Benefit payments...............................   (1,221)   (1,072)     (480)     (406)
Special termination (credits) benefits.........      (19)      188        --        28
Settlements....................................      (32)      (17)       --        --
Curtailment losses.............................       --        --        --        61
                                                 -------   -------   -------   -------
Benefit obligation, end of year................  $14,985   $13,878   $ 5,839   $ 5,277
                                                 =======   =======   =======   =======
Change in fair value of plan assets:
Fair value of plan assets, beginning of year...  $18,449   $21,055   $ 2,156   $ 2,521
Actual return on plan assets...................   (1,663)   (1,576)     (255)     (214)
Employer contributions.........................       70        59       324       255
Benefit payments...............................   (1,221)   (1,072)     (480)     (406)
Settlements....................................      (32)      (17)       --        --
                                                 -------   -------   -------   -------
Fair value of plan assets, end of year.........  $15,603   $18,449   $ 1,745   $ 2,156
                                                 =======   =======   =======   =======
At December 31,
Funded (unfunded) benefit obligation...........  $   618   $ 4,571   $(4,094)  $(3,121)
Unrecognized net loss (gain)...................    1,715    (2,624)    1,684       606
Unrecognized transition asset..................       --       (34)       --        --
Unrecognized prior service cost (credits)......      769       887       (10)      (12)
                                                 -------   -------   -------   -------
Net amount recorded............................  $ 3,102   $ 2,800   $(2,420)  $(2,527)
                                                 =======   =======   =======   =======

     The AT&T Management Pension Plan had an unfunded accumulated benefit obligation of $1.1 billion as of December 31, 2002. The accumulated benefit obligation of $9.4 billion at December 31, 2002, was in excess of the fair value of the plan assets of $8.3 billion. Our nonqualified pension plans had an unfunded accumulated benefit obligation of $98 million and $113 million at December 31, 2002 and 2001, respectively.

     The unfunded accumulated benefit obligation for the AT&T Management Pension Plan is attributed primarily to the loss in value of the plan assets and the impact of the decline in the discount rate used to value the pension benefit obligations. As a result, due to the under-funded status of these plans, in 2002, the Company recorded an additional minimum pension liability of $699 million. The offset to this liability was an intangible asset of $410 million and a charge to "Other comprehensive income (loss)" of $289 million ($179 million, net of tax).

     Our postretirement welfare benefit plans and telephone concession benefit plans had accumulated postretirement benefit obligations of $5.9 billion at December 31, 2002, which was in excess of plan assets of

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

$1.7 billion. Our postretirement welfare benefit plans and telephone concession benefit plans had accumulated postretirement benefit obligations of $5.3 billion at December 31, 2001, which was in excess of plan assets of $2.2 billion.

     At December 31, 2002 and 2001, our pension plan assets included $13 million and $31 million of AT&T common stock, respectively.

     The following table provides the amounts recorded in our Consolidated Balance Sheets:

                                                                      POSTRETIREMENT
                                                  PENSION BENEFITS       BENEFITS
                                                  ----------------   -----------------
AT DECEMBER 31,                                    2002      2001     2002      2001
---------------                                   -------   ------   -------   -------
                                                         (DOLLARS IN MILLIONS)
Prepaid pension cost............................  $ 3,596   $3,329   $    --   $    --
Benefit related liabilities.....................   (1,255)    (591)   (2,420)   (2,527)
Intangible asset (in "Other assets")............      456       46        --        --
Accumulated other comprehensive income..........      305       16        --        --
                                                  -------   ------   -------   -------
Net amount recorded.............................  $ 3,102   $2,800   $(2,420)  $(2,527)
                                                  =======   ======   =======   =======

     The assumptions in the following table were used in the measurement of the pension and postretirement benefit obligations and the net periodic benefit costs, as applicable. These assumptions were reassessed as of December 31, 2002. The discount rate was reduced to 6.5% based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. The expected long-term rate of return on plan assets was adjusted downward to 8.5% effective January 1, 2003, primarily in consideration of the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. Additionally, the rate of projected compensation increases was reduced to 4.25% reflecting expected inflation levels, our actual recent experience and future outlook. Our previous years' disclosed compensation rates have been restated to include the component of the assumed compensation rate increase attributable to employee promotion.

                                                               WEIGHTED-AVERAGE
                                                                 ASSUMPTIONS
                                                              ------------------
AT DECEMBER 31,                                               2002   2001   2000
---------------                                               ----   ----   ----
Discount rate...............................................  6.50%  7.25%  7.50%
Expected return on plan assets..............................   9.0%   9.5%   9.5%
Rate of compensation increase...............................  4.25%   5.9%   5.9%

     We assumed a rate of increase in the per capita cost of covered health-care benefits (the health-care cost trend rate) of 10.9%. This rate was assumed to gradually decline after 2002 to 5.0% by 2010 and then remain level. Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one percentage point increase or decrease in the assumed health-care cost trend rate would increase or decrease the total of the service and interest-cost components of net periodic postretirement health-care benefit cost by $11 million and $10 million, respectively, and would increase or decrease the health-care component of the accumulated postretirement benefit obligation by $175 million and $152 million, respectively.

     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Contributions relating to continuing operations amounted to $135 million in 2002, $131 million in 2001, and $206 million in 2000.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

12.  STOCK-BASED COMPENSATION PLANS

     Under the 1997 Long-term Incentive Program (Program), which was effective June 1, 1997, and amended on May 19, 1999, and March 14, 2000, we grant stock options, performance shares, restricted stock and other awards on AT&T common stock, and also granted stock options on AT&T Wireless Group tracking stock prior to the split-off of AT&T Wireless.

     Under the initial terms of the Program, there were 30 million shares of AT&T common stock available for grant with a maximum of 4.5 million common shares that could be used for awards other than stock options. Subsequent to the 1999 modification, beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. Under the amended terms, a maximum of 7.5 million shares may be used for awards other than stock options. In 2001, as a result of the AT&T Wireless split-off, the number of shares available for grant increased by 3.5 million which includes 0.6 million for awards other than stock options. In 2002, AT&T restructured stock options and other stock-based awards in conjunction with the AT&T Broadband spin-off. The number of shares available for grant increased by
44.5 million which includes 0.8 million for awards other than stock options. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant. (All above share amounts have been adjusted for the 1-for-5 reverse stock split.)

     Under the Program, performance share units are awarded to key employees in the form of either common stock or cash at the end of a three-year period, based on certain financial-performance targets.

     On April 27, 2000, AT&T created a new class of stock and completed an offering of AT&T Wireless Group tracking stock. Under the Program, AT&T issued AT&T Wireless Group stock options to employees. The exercise price of any stock option was equal to the stock price when the option was granted. When granted, the options had a two to three and one-half year vesting period, and were exercisable up to 10 years from the date of grant. On April 27, 2000, substantially all employees were granted AT&T Wireless Group tracking stock options.

     In connection with the July 9, 2001 split-off of AT&T Wireless Group, all outstanding AT&T Wireless Group tracking stock options and all AT&T common stock options granted prior to January 1, 2001, were converted in the same manner as common shares (see note 1). AT&T modified the terms and conditions of all outstanding stock option grants to allow the AT&T Wireless common stock options held by AT&T employees to immediately vest and become exercisable for their remaining contractual term and to also allow the AT&T common stock options held by AT&T Wireless employees to immediately vest and become exercisable for their remaining contractual term. In 2001, AT&T recognized $3 million of compensation expense related to these modifications.

     In connection with the spin-off of AT&T Broadband, all outstanding AT&T stock options held by active AT&T employees were restructured into an adjusted number of AT&T options. All outstanding AT&T stock options held by active AT&T Broadband employees were restructured into an adjusted number of AT&T Broadband options and subsequently replaced with new Comcast stock options, and all AT&T stock options held by inactive employees at the time of the spin-off were converted into adjusted AT&T stock options and new Comcast stock options. In January 2002, AT&T modified the terms and conditions of outstanding AT&T stock options and other equity awards granted under plans other than the Program and held by AT&T Broadband employees. This modification provided that upon the change in control of AT&T Broadband, their stock options and other equity awards granted prior to December 19, 2001, would be immediately vested and exercisable through their remaining contractual term. In 2002, $48 million (pretax) of compensation expense related to this modification was recognized by AT&T Broadband and is included within "Gain on disposition of discontinued operations."

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Under the AT&T 1996 Employee Stock Purchase Plan (Plan), which was effective July 1, 1996, and amended on May 23, 2001, we are authorized to sell up to 21 million shares of AT&T common stock to our eligible employees through June 30, 2006. Under the terms of the Plan, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day. Under the Plan, we sold approximately 1.3 million, 1.2 million and 1.1 million shares to employees in 2002, 2001 and 2000, respectively. (All above share amounts have been adjusted for the 1-for-5 reverse stock split.)

     A summary of the AT&T common stock option transactions is shown below. (All share and per share amounts have been restated to reflect the 1-for-5 reverse stock split.)

                                                WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                 AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                       2002      PRICE*      2001     PRICE*      2000     PRICE*
                                      -------   ---------   ------   ---------   ------   ---------
                                                          (SHARES IN THOUSANDS)
Outstanding at January 1,...........   63,509    $122.90    49,805    $179.10    33,753    $187.10
Options assumed in mergers..........                                              5,923     123.55
Options granted.....................   15,183      68.84    13,680     110.85    14,914     180.60
AT&T Wireless split-off
  adjustments.......................                         4,330
AT&T Broadband spin-off
  adjustments.......................   37,049
Options and SARs exercised..........     (436)     32.28    (1,044)     58.15    (2,290)    110.35
Options canceled or forfeited.......  (17,048)    125.72    (3,262)    155.35    (2,495)    228.05
At December 31:
Options outstanding.................   98,257      40.64    63,509     122.90    49,805     179.10
Options exercisable.................   46,770      49.88    34,289     130.25    26,290     152.20
Shares available for grant..........   27,751                6,944                6,841

---------------

* The weighted-average exercise prices for the period prior to the AT&T Wireless split-off in 2001, and for the year ended December 31, 2000, have not been adjusted to reflect the impact of the split-off. The weighted-average exercise prices for the period prior to the AT&T Broadband spin-off in 2002, and for the years ended December 31, 2001 and 2000, have not been adjusted to reflect the impact of the spin-off.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table summarizes information about the AT&T common stock options outstanding at December 31, 2002:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                               ---------------------------------------------   -------------------------------
                                                 WEIGHTED-
                                   NUMBER         AVERAGE                          NUMBER
                               OUTSTANDING AT    REMAINING      WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                                DECEMBER 31,    CONTRACTUAL      AVERAGE        DECEMBER 31,       AVERAGE
RANGE OF EXERCISE PRICES            2002           LIFE       EXERCISE PRICE        2002        EXERCISE PRICE
------------------------       --------------   -----------   --------------   --------------   --------------
                               (IN THOUSANDS)                                  (IN THOUSANDS)
$ 3.93 - $23.70..............       3,368           5.6           $16.76            2,316           $14.57
$23.88.......................      10,417           9.7           $23.88                8           $23.88
$23.94 - $28.00..............       1,166           8.5           $25.75              406           $25.59
$28.03.......................      21,465           9.1           $28.03              422           $28.03
$28.23 - $33.66..............       9,148           8.2           $32.15            3,716           $32.04
$33.68.......................       8,341           8.2           $33.68            2,823           $33.68
$33.77 - $38.27..............       8,206           4.6           $35.68            7,172           $35.68
$38.31.......................       3,657           4.1           $38.31            3,657           $38.31
$38.48 - $46.73..............       4,050           4.6           $44.35            3,459           $44.21
$46.91.......................       5,553           7.6           $46.91            3,113           $46.91
$47.04 - $61.54..............       8,609           5.5           $59.06            8,506           $59.15
$61.66 - $87.01..............       9,136           6.9           $71.10            7,146           $71.71
$87.51 - $90.80..............       5,141           6.1           $87.52            4,026           $87.52
                                   ------                                          ------
                                   98,257           7.4           $40.64           46,770           $49.88
                                   ======                                          ======

     A summary of the AT&T Wireless Group tracking stock option transactions is shown below:

                                                          WEIGHTED-            WEIGHTED-
                                                           AVERAGE              AVERAGE
                                                          EXERCISE             EXERCISE
                                                 2001       PRICE      2000      PRICE
                                                -------   ---------   ------   ---------
                                                         (SHARES IN THOUSANDS)
Outstanding at January 1,.....................   73,626    $29.29         --    $   --
Options granted...............................    4,037    $22.57     76,983    $29.29
Options exercised.............................       (1)   $22.03         --    $   --
Options canceled or forfeited.................   (2,711)   $29.11     (3,357)   $29.43
Options assumed by AT&T Wireless on July
  9th.........................................  (74,951)
At December 31:
Options outstanding...........................       --    $   --     73,626    $29.29
Options exercisable...........................       --    $   --     12,391    $29.48
Shares available for grant....................       --               41,874

     In 2002, AT&T offered employees the option to cancel certain outstanding stock option grants and replace them with restricted stock units. Approximately 15 million stock options were canceled as a result of this offer, and 2.5 million restricted stock units were granted which vest over a three-year period. The 2.5 million restricted stock units were restructured into 6.5 million units as a result of the spin-off of AT&T Broadband. Those options that were eligible for cancelation but retained by the employee became variable awards and will be marked to market until the options are exercised, forfeited, or expired unexercised. The cancelation of stock options had an immaterial impact on 2002 results of operations.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The weighted-average fair values at date of grant for AT&T common stock options granted during 2002, 2001 and 2000 were $24.49, $39.50 and $60.50, respectively, and were estimated using the Black-Scholes option-pricing model. The weighted-average risk-free interest rates applied for 2002, 2001 and 2000 were 3.73%, 4.61% and 6.29%, respectively. The following assumptions were applied for 2002, 2001 and 2000, respectively: (i) expected dividend yields of 1.17%, 0.85% and 1.6%, (ii) expected volatility rates of 40.0%, 36.9% and 33.5%
and (iii) expected lives of 4.7 years in 2002, 2001 and 2000.

     The weighted-average fair values at date of grant for AT&T Wireless Group tracking stock options granted during 2001 and 2000 were $11.58 and $14.20, respectively, and were estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied for 2001 and 2000, respectively: (i) risk-free rate of 4.92% and 6.53%, (ii) expected volatility rate of 55.0% in 2001 and 2000 and (iii) expected lives of 4.8 years and 3.9 years.

     Effective January 1, 2003, AT&T will begin recording compensation expense pursuant to SFAS No. 123, "Accounting for Stock Based Compensation," for AT&T common stock options issued subsequent to January 1, 2003. The fair value of these stock options will be measured on the grant date and recognized in the income statement over the vesting period. (For additional information, see note 2.)

13.  INCOME TAXES

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
U.S. federal statutory income tax rate..................        35%         35%         35%
Federal income tax (provision) at statutory rate........   $  (993)    $(2,683)    $(4,368)
Amortization of investment tax credits..................        16          18          23
State and local income tax (provision), net of federal
  income tax effect.....................................      (222)       (209)       (292)
AT&T Latin America charge...............................      (360)         --          --
Foreign operations, net of tax credits..................      (140)       (107)        (20)
Investment dispositions, acquisitions and legal entity
  restructurings........................................        93          91          70
Research and other credits..............................        51          42          36
Other differences, net..................................       (32)        (42)         64
                                                           -------     -------     -------
(Provision) for income taxes............................   $(1,587)    $(2,890)    $(4,487)
                                                           =======     =======     =======
Effective income tax rate...............................      56.0%       37.7%       35.9%

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The U.S. and foreign components of income from continuing operations before income taxes and the (provision) for income taxes are presented in the following table:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
United States...........................................   $ 2,924     $ 7,671     $12,727
Foreign.................................................       (88)         (5)       (247)
                                                           -------     -------     -------
Total...................................................   $ 2,836     $ 7,666     $12,480
                                                           =======     =======     =======
(PROVISION) FOR INCOME TAXES
Current:
  Federal...............................................   $ 1,041     $(1,554)     (3,126)
  State and local.......................................        19        (192)       (416)
  Foreign...............................................       (95)        (98)        (87)
                                                           -------     -------     -------
                                                               965      (1,844)     (3,629)
                                                           -------     -------     -------
Deferred:
  Federal...............................................    (2,201)       (936)       (851)
  State and local.......................................      (360)       (129)        (34)
  Foreign...............................................        (7)          1           4
                                                           -------     -------     -------
                                                            (2,568)     (1,064)       (881)
Deferred investment tax credits.........................        16          18          23
                                                           -------     -------     -------
(Provision) for income taxes............................   $(1,587)    $(2,890)    $(4,487)
                                                           =======     =======     =======

     We also recorded current and deferred income tax benefits that resulted from net losses (earnings) related to other equity investments in the amounts of $112 million in 2002, $2.9 billion in 2001, and $59 million in 2000.

     Deferred income tax liabilities are taxes we expect to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Deferred income tax liabilities and assets consist of the following:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
DEFERRED INCOME TAX ASSETS
  Reserves and allowances...................................  $  845   $2,237
  Employee pensions and other benefits......................     604      843
  Business restructuring....................................     297      359
  Investments...............................................     281      423
  Net operating loss, capital loss and credit
     carryforwards..........................................     252       70
  Advance payments..........................................     174       30
  Other deferred tax assets.................................     162      419
  Valuation allowance.......................................    (689)     (34)
                                                              ------   ------
Total deferred income tax assets............................   1,926    4,347
                                                              ------   ------
DEFERRED INCOME TAX LIABILITIES
  Property, plant and equipment.............................   3,135    3,230
  Leveraged and capital leases..............................   1,059    1,078
  Capitalized software and intangible assets................     743      575
  Other.....................................................     818      710
                                                              ------   ------
Total deferred income tax liabilities.......................   5,755    5,593
                                                              ------   ------
Net deferred income tax liability...........................  $3,829   $1,246
                                                              ======   ======

     The net increase in the valuation allowance in 2002 of $655 million was primarily attributable to the book and tax basis difference relating to our investment in AT&T Latin America.

     At December 31, 2002, the tax effect of net operating and capital loss carryforwards for federal and state income tax purposes were $10 million and $130 million, respectively, which expire through 2021. In addition, at December 31, 2002, federal tax credit carryforwards were $1 million, with no expiration date, and state tax credit carry-forwards were $111 million expiring through 2016.

14.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

     In connection with the separation of its former subsidiaries, AT&T has entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, AT&T shares in the cost of certain litigation (relating to matters while affiliated with AT&T) if the settlement exceeds certain thresholds. With the exception of the Sparks matter (see note 1), as of December 31, 2002, we have assessed that none of the litigation liabilities allocated to former subsidiaries were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our annual consolidated financial statements.

  LEASES AND OTHER COMMITMENTS

     From time to time, AT&T provides guarantees of debt or other obligations relating to former subsidiaries. (Guarantees are occasionally provided for subsidiaries when owned by AT&T or in connection with its separation from AT&T. See note 9 for a detailed discussion of these guarantees.)

     We lease land, buildings and equipment through contracts that expire in various years through 2040. Our rental expense under operating leases was $529 million in 2002, $552 million in 2001 and $583 million in 2000. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2002, was $250 million.

     The following table shows our future minimum commitments due under non-cancelable operating and capital leases at December 31, 2002:

                                                              OPERATING    CAPITAL
                                                                LEASES      LEASES
                                                              ----------   --------
                                                              (DOLLARS IN MILLIONS)
2003........................................................    $  480       $ 10
2004........................................................       409         19
2005........................................................       320          8
2006........................................................       252          8
2007........................................................       203          8
Later years.................................................       460        100
                                                                ------       ----
Total minimum lease payments................................    $2,124        153
                                                                ======
Less: Amount representing interest..........................                   52
                                                                             ----
Present value of net minimum lease payments.................                 $101
                                                                             ====

     In addition, under certain real estate operating leases, we could be required to make payments to the lessor of up to $447 million at the end of the lease term (ending in years 2004 through 2007). The actual amount paid, if any, would be reduced by amounts received by the lessor upon remarketing of the property. (See note 18 for a discussion of the possible consolidation of certain of entities that we lease facilities from.)

     AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirement and are based on an interrelationship of volumes and discounted rates, we assessed our minimum exposure based on penalties to exit the contracts on December 31 of each year. At December 31, 2002, the penalties AT&T would incur if we exited all of these contracts would be $2.1 billion.

15.  SEGMENT REPORTING

     AT&T's results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services.

     AT&T Business Services provides a variety of services to various sized businesses and government agencies including long distance, international, toll-free and local voice, data and Internet protocol (IP) services; managed services; and wholesale transport services.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     AT&T Consumer Services provides a variety of communications services to residential customers, including domestic and international long distance, transaction-based long distance, such as operator-assisted service and prepaid phone cards; local and local toll (intrastate calls outside the immediate local area); and dial-up Internet.

     The balance of AT&T's continuing operations (excluding LMG) is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. LMG was not an operating segment of AT&T prior to its split-off from AT&T because AT&T did not have a controlling financial interest in LMG for financial accounting purposes. Therefore, we accounted for this investment under the equity method. Additionally, LMG's results were not reviewed by the chief operating decision-makers for purposes of determining resources to be allocated.

     Total assets for our reportable segments include all assets, except intercompany receivables. AT&T prepaid pension assets and corporate-owned or leased real estate are held at the corporate level and therefore are included in the Corporate and Other group. In addition, as the assets of discontinued operations are not considered to be a part of AT&T's ongoing operations, they are included in a category separate from reportable segments and the Corporate and Other group for reporting purposes. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, and additions to internal-use software (which are included in "Other assets").

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 2). AT&T evaluates performance based on several factors, of which the primary financial measure is earnings before interest and taxes, including pretax minority interest and net pretax losses from other equity investments (EBIT).

     Generally, AT&T accounts for inter-segment transactions at market prices. AT&T Business Services sells services to AT&T Consumer Services at cost-based prices, which approximate market prices. Generally AT&T Business Services accounts for these sales as contra-expense.

  REVENUE

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
AT&T Business Services external revenue.................  $26,235   $27,264   $28,136
AT&T Business Services internal revenue.................      323       441       423
                                                          -------   -------   -------
Total AT&T Business Services revenue....................   26,558    27,705    28,559
AT&T Consumer Services external revenue.................   11,527    14,843    18,643
                                                          -------   -------   -------
Total reportable segments...............................   38,085    42,548    47,202
Corporate and Other.....................................     (258)     (351)     (352)
                                                          -------   -------   -------
Total revenue...........................................  $37,827   $42,197   $46,850
                                                          =======   =======   =======

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  DEPRECIATION AND AMORTIZATION

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services.....................................  $4,546   $4,234   $4,255
AT&T Consumer Services.....................................     230      200      167
                                                             ------   ------   ------
Total reportable segments..................................   4,776    4,434    4,422
Corporate and Other........................................     112      125      116
                                                             ------   ------   ------
Total depreciation and amortization........................  $4,888   $4,559   $4,538
                                                             ======   ======   ======

  NET (LOSSES) EARNINGS RELATED TO OTHER EQUITY INVESTMENTS

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2002     2001     2000
                                                              -----   -------   ----
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services pretax net (losses)..................  $(454)  $(6,482)  $ (8)
Corporate and Other pretax net (losses).....................    (58)   (1,301)   (43)
                                                              -----   -------   ----
Total pretax (losses).......................................   (512)   (7,783)   (51)
Total tax benefit...........................................    112     2,947     61
                                                              -----   -------   ----
Total net (losses) earnings related to other equity
  investments...............................................  $(400)  $(4,836)  $ 10
                                                              =====   =======   ====

  RECONCILIATION OF EBIT TO INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME AND LOSSES RELATED TO OTHER EQUITY INVESTMENTS

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
AT&T Business Services EBIT.............................  $ 1,638   $(2,305)  $ 5,917
AT&T Consumer Services EBIT.............................    2,647     4,875     6,893
                                                          -------   -------   -------
Total reportable segments EBIT..........................    4,285     2,570    12,810
Corporate and Other EBIT................................     (399)   (1,063)    1,163
                                                          -------   -------   -------
Total EBIT..............................................    3,886     1,507    13,973
Deduct:
  Minority interest income..............................      114       131        41
  Pretax net (losses) related to other equity
     investments........................................     (512)   (7,783)      (51)
Add: Interest (expense).................................   (1,448)   (1,493)   (1,503)
                                                          -------   -------   -------
Income from continuing operations before income taxes,
  minority interest income and losses related to other
  equity investments....................................  $ 2,836   $ 7,666   $12,480
                                                          =======   =======   =======

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  ASSETS

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services......................................   $36,365     $ 40,316
AT&T Consumer Services......................................     1,674        2,141
                                                               -------     --------
Total reportable segments...................................    38,039       42,457
Corporate and Other assets(1)...............................    17,233       19,872
Total assets from discontinued operations...................        --      103,152
                                                               -------     --------
Total Assets................................................   $55,272     $165,481
                                                               =======     ========

---------------

(1) Includes cash of $7.8 billion for 2002 and $10.4 billion for 2001

  CAPITAL ADDITIONS

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services.....................................  $3,716   $5,451   $6,841
AT&T Consumer Services.....................................     127      140      148
                                                             ------   ------   ------
Total reportable segments..................................   3,843    5,591    6,989
Corporate and Other........................................      63      150    1,594
                                                             ------   ------   ------
Total capital additions....................................  $3,906   $5,741   $8,583
                                                             ======   ======   ======

     Geographic information is not presented due to the immateriality of revenue attributable to international customers.

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustment to our operating segments in the future.

16.  RELATED PARTY TRANSACTIONS

     AT&T had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002.

     Included in "Revenue" was $268 million, $1.1 billion and $1.1 billion for services provided to Concert for the years ended December 31, 2002, 2001 and 2000, respectively.

     Included in "Access and other connection" are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $491 million, $2.1 billion and $2.4 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Consolidated Balance Sheet at December 31, 2001, included a loan of $1.0 billion to Concert, which was included within "Other assets." Interest income of $67 million was recognized for the year ended December 31, 2000. In the third quarter of 2001, this loan together with the associated accrued interest was written off in connection with the decision to unwind Concert (see note 7).

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     At December 31, 2001, AT&T had a floating-rate loan payable to Concert in the amount of $80 million. The loan was included in "Debt maturing within one year" at December 31, 2001. This loan was paid off in conjunction with the unwind of Concert. Interest expense was $5 million and $6 million for the years ended December 31, 2001 and 2000, respectively.

     Included in "Accounts receivable" at December 31, 2001, was $438 million related to telecommunications transactions with Concert. Included in "Accounts payable" at December 31, 2001, was $201 million related to transactions with Concert.

     Included in "Other receivables" at December 31, 2001, was $781 million related to administrative transactions performed on behalf of Concert. Included in "Other current liabilities" at December 31, 2001, was $935 million related to administrative transactions performed by Concert on behalf of AT&T.

     We had various related party transactions with LMG. Included in "Costs of services and products" were programming expenses related to services from LMG. These expenses amounted to $199 million for the seven months ended July 31, 2001, the effective split-off date of LMG for accounting purposes, and $239 million for the year ended December 31, 2000.

17.  QUARTERLY INFORMATION (UNAUDITED)

     2002

                                                 FIRST      SECOND(1)      THIRD      FOURTH(2)
                                               ---------   -----------   ---------   -----------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue......................................   $ 9,548      $  9,580     $ 9,409      $ 9,290
Operating income (loss)......................     1,634         1,592       1,415         (280)
Income (loss) from continuing operations.....       446           603         525         (611)
Net (loss) from discontinued operations (net
  of income taxes)...........................      (565)      (13,433)       (318)        (197)
Gain on disposition of discontinued
  operations (net of income taxes)...........        --            --          --        1,324
(Loss) income before cumulative effect of
  accounting change..........................      (119)      (12,830)        207          516
Cumulative effect of accounting change (net
  of income taxes)...........................      (856)           --          --           --
Net (loss) income............................      (975)      (12,830)        207          516

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                 FIRST      SECOND(1)      THIRD      FOURTH(2)
                                               ---------   -----------   ---------   -----------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
AT&T Common Stock Group:(3)
Earnings (loss) per share -- basic:
Earnings (loss) from continuing operations...   $  0.63      $   0.83     $  0.68      $ (0.79)
(Loss) from discontinued operations..........     (0.80)       (18.41)      (0.41)       (0.26)
Gain on disposition of discontinued
  operations.................................        --            --          --         1.71
Cumulative effect of accounting change.......     (1.21)           --          --           --
AT&T Common Stock Group (loss) earnings......   $ (1.38)     $ (17.58)    $  0.27      $  0.66
Earnings (loss) per share -- diluted:
Earnings (loss) from continuing operations...   $  0.60      $   0.80     $  0.67      $ (0.79)
(Loss) from discontinued operations..........     (0.76)       (17.91)      (0.41)       (0.26)
Gain on disposition of discontinued
  operations.................................        --            --          --         1.71
Cumulative effect of accounting change.......     (1.16)           --          --           --
AT&T Common Stock Group (loss) earnings......   $ (1.32)     $ (17.11)    $  0.26      $  0.66
Dividends declared...........................    0.1875        0.1875      0.1875       0.1875
AT&T common stock
  High.......................................   $ 39.47      $  32.50     $ 26.35      $ 29.42
  Low........................................     27.62         18.64       16.81        21.43
  Quarter-end close..........................     32.19         21.94       24.62        26.11

     2001

                                                   FIRST        SECOND      THIRD(4)       FOURTH
                                                 ----------   ----------   -----------   ----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................   $10,890      $10,602       $10,537      $10,168
Operating income...............................     2,451        2,265         2,313          803
Income (loss) from continuing operations.......       556       (1,433)       (1,547)        (216)
Net (loss) from discontinued operations (net of
  income taxes)................................    (1,804)        (525)         (548)      (1,175)
Gain on disposition of discontinued operations
  (net of income taxes)........................        --           --        13,503           --
Net (loss) income before cumulative effect of
  accounting change............................    (1,248)      (1,958)       11,408       (1,391)
Cumulative effect of accounting change (net of
  income taxes)................................       904           --            --           --
Net (loss) income(5)...........................      (344)      (1,958)       11,408       (1,391)
AT&T Common Stock Group:(3)
Earnings (loss) per share -- basic:
Earnings (loss) from continuing operations.....   $  1.41      $  0.51       $ (2.68)     $ (0.31)
(Loss) from discontinued operations............     (2.36)       (0.77)        (0.77)       (1.66)
Gain on disposition of discontinued
  operations...................................        --           --         19.10           --
Cumulative effect of accounting change.........      0.47           --            --           --
AT&T Common Stock Group (loss) earnings........   $ (0.48)     $ (0.26)      $ 15.65      $ (1.97)

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                   FIRST        SECOND      THIRD(4)       FOURTH
                                                 ----------   ----------   -----------   ----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) per share -- diluted:
Earnings (loss) from continuing operations.....   $  1.32      $  0.48       $ (2.68)     $ (0.31)
(Loss) from discontinued operations............     (2.21)       (0.72)        (0.77)       (1.66)
Gain on disposition of discontinued
  operations...................................        --           --         19.10           --
Cumulative effect of accounting change.........      0.44           --            --           --
AT&T Common Stock Group (loss) earnings........   $ (0.45)     $ (0.24)      $ 15.65      $ (1.97)
Dividends declared.............................    0.1875       0.1875        0.1875       0.1875
AT&T Wireless Group (loss) earnings from
  discontinued operations per basic and diluted
  share(3),(6).................................   $ (0.02)     $  0.08            --           --
Liberty Media Group (loss) earnings per basic
  and diluted share(7).........................   $ (0.06)     $ (0.82)      $  0.04           --
Stock price(8)
AT&T common stock
  High.........................................   $ 40.00      $ 37.05       $ 44.00      $ 41.01
  Low..........................................     27.67        31.56         33.85        30.24
  Quarter-end close............................     33.92        35.03         39.57        37.19
AT&T Wireless Group common stock(6)
  High.........................................   $ 27.30      $ 21.10       $ 19.92           --
  Low..........................................     17.06        15.29         12.52           --
  Quarter-end close............................     19.18        16.35            --           --
Liberty Media Group Class A common stock(7)
  High.........................................   $ 17.25      $ 18.04       $ 17.85           --
  Low..........................................     11.88        11.50         14.50           --
  Quarter-end close............................     14.00        17.49            --           --
Liberty Media Group Class B common stock(7)
  High.........................................   $ 18.69      $ 18.75       $ 18.35           --
  Low..........................................     14.20        12.50         12.00           --
  Quarter-end close............................     15.00        18.15            --           --

---------------

(1) The loss from discontinued operations in the second quarter of 2002 included impairment charges of $16.5 billion ($11.8 billion after-tax) of goodwill and franchise costs.

(2) Fourth quarter 2002 net income included $1,463 of net restructuring and other charges.

(3) Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during the quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not always equal the full-year EPS.

(4) Third quarter 2001 net income included a gain on disposition of discontinued operations of $13,503, or $19.10 per share.

(5) First quarter 2001 net income included cumulative effect of accounting change of $359 and $545, or $0.44 per diluted share and $0.21 per share, for AT&T Common Stock Group and LMG, respectively, due to the adoption of SFAS No. 133.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

(6) No dividends had been declared on AT&T Wireless Group common stock. AT&T Wireless Group was split-off from AT&T on July 9, 2001.

(7) No dividend had been declared on LMG common stock. LMG was split-off from AT&T on August 10, 2001.

(8) Stock prices obtained from the New York Stock Exchange Composite Tape. AT&T Common Stock prices have been restated to reflect the spin-off of AT&T Broadband and for the 1-for-5 reverse stock split.

18.  VARIABLE INTEREST ENTITIES

     As stated in note 19, AT&T is currently assessing the potential impacts of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." As part of that assessment, we have determined that one entity, from which we currently lease two buildings, may be determined to be a Variable Interest Entity and subject to consolidation. We have no ownership interest in this entity and our transactions with it have met the requirements to be classified as operating leases, with AT&T being the lessee. At the end of their respective lease terms (including any extensions), AT&T has the option to: renew the lease for a new term, purchase the property at the unamortized loan funding amount, or exercise the remarketing option. Under the remarketing option, AT&T could be held liable for a loss in value relative to the properties. At December 31, 2002, our maximum exposure was $99 million. This entity has approximately $105 million of total assets, (principally the leased properties) and $110 million of liabilities (principally long term debt secured by the properties).

     In addition, we have six leases with another entity, having characteristics similar to those described above. It is possible that this entity may be deemed to be a VIE. We may, therefore, have variable interests in specified assets of this entity and be subject to "silo" consolidation of the specific assets and related liabilities. At December 31, 2002, our maximum total exposure related to this entity was $328 million. The estimated building value is approximately $362 million and the outstanding long-term debt is approximately $386 million.

19.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. For AT&T, this means that the standard was adopted on January 1, 2003. AT&T currently includes in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, AT&T will be required to reverse the amount accrued in accumulated depreciation. As of January 1, 2003, AT&T will report approximately $40 million as the cumulative effect of a change in accounting principles related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, coupled with the cumulative effect impact on accumulated depreciation, will result in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected as a cost in the period incurred as "Costs of services and products."

     On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated -nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on AT&T's results of operations, financial position or cash flows. Liabilities associated with future exit and disposal activities will not be recognized until actually incurred.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For AT&T, this means it is effective for December 31, 2002. Currently AT&T applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. However, as previously announced, AT&T will begin expensing all stock options issued after January 1, 2003, and will continue to apply the disclosure-only provisions to stock options issued prior to January 1, 2003. This method of transition is in compliance with the provisions of SFAS No. 148. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on AT&T's results of operations, financial position or cash flows; however, the expensing of the stock options issued after January 1, 2003, will have a negative impact on our results of operations.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for AT&T for December 31, 2002 (see note 9 for the disclosures required under this interpretation). The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of AT&T depending on guarantees issued; however, at this time we do not believe that the adoption of this statement will have a material impact on our results of operation, financial position or cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for AT&T is July 1, 2003. AT&T is currently in the process of determining the impact of this statement on its results of operations, financial position and cash flows. The disclosures relating to our present involvement with VIEs and our maximum exposure to losses are included in note 18.

     In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for AT&T, is July 1, 2003. AT&T is currently evaluating the impact of this consensus on its results of operations, financial position and cash flows.

     In January 2003, the EITF reached a consensus on EITF 02-18, "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition." This consensus states that if the additional investment, in whole or in part, represents the funding of prior losses, the investor should recognize previously suspended losses. This determination would be based on various factors including whether the investment results in an increased ownership percentage, the fair value of the consideration received is equivalent to the consideration paid and whether the investment is acquired from a third party or directly from an investee. If any of these provisions are met, the additional investment would generally not be considered as funding prior losses. When appropriate to recognize prior losses, the amount recognized would be limited to the amount of the additional investment determined to represent the funding of prior losses. The consensus will be effective for additional investments made after February 5, 2003.

20.  SUBSEQUENT EVENTS

     In January 2003, AT&T early retired $3.7 billion of long-term notes. In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock and subsequently sold its remaining AT&T Wireless holdings. For further information on these items, see notes 7 and 8.

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

                                    PART III

ITEMS 10 THROUGH 13.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is set forth below. The other information required by Item 10 is incorporated by reference to that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareowners under the captions "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (AS OF MARCH 1, 2003)

                                                                                            BECAME
                                                                                        AT&T EXECUTIVE
NAME                                AGE                                                   OFFICER ON
----                                ---                                                 --------------
Betsy J. Bernard..................  47    President                                         04-01
James W. Cicconi..................  49    Executive Vice President and General              12-98
                                          Counsel
Nicholas S. Cyprus................  49    Vice President and Controller                     01-03
David W. Dorman...................  47    Chairman of the Board and Chief Executive         12-00
                                          Officer
Edward M. Dwyer...................  46    Vice President and Treasurer                      01-03
Hossein Eslambolchi...............  45    President, AT&T Labs, AT&T Chief Technology       01-03
                                          Officer and AT&T Business Chief Information
                                          Officer
Robert S. Feit....................  40    Vice President -- Law and Secretary               01-03
Mirian M. Graddick-Weir...........  47    Executive Vice President, Human Resources         03-99
Thomas W. Horton..................  41    Senior Executive Vice President and Chief         06-02
                                          Financial Officer
Frank Ianna.......................  52    Executive Vice President, Chief Quality           03-97
                                          Officer and President, AT&T Network
                                          Services
John C. Petrillo..................  52    Executive Vice President, Corporate               01-96
                                          Strategy and Business Development
John Polumbo......................  51    President and Chief Executive                     10-02
                                          Officer -- AT&T Consumer
Constance K. Weaver...............  50    Executive Vice President, Public Relations,       10-02
                                          Brand & Business Marketing

     All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Cicconi, Dorman, Horton, Polumbo and Ms. Bernard. Prior to joining AT&T in April 2001, Ms. Bernard was Executive Vice President -- National Mass Markets for Qwest Communications International from 2000 to 2001, Executive Vice President -- Retail Markets for US West from 1998 to 2000, and President, Chief Executive Officer and Director of Avirnex Communications from 1997 to 1998. Prior to joining AT&T in September 1998 as Senior Vice President -- Law and Government Affairs, Mr. Cicconi was a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. from 1991 to 1998. Prior to joining AT&T in December 2000, Mr. Dorman was Chief Executive Officer of Concert, a global venture created by AT&T and British Telecom, from 1999 to 2000; Chairman, President and

Chief Executive Officer of PointCast, an Internet-based news and information service company, from 1998 to 1999; Executive Vice President of SBC Communications from 1996 to 1998; and Chief Executive Officer of Pacific Bell from 1994 to 1996. Prior to joining AT&T in 2002, Mr. Horton served in various high level management positions of AMR Corporation, the parent company of American Airlines; he was Senior Vice President and Chief Financial Officer from 2000 to 2002, Vice President-Europe Division from 1998 to 2000 and Vice President and Controller from 1993 to 1998. Prior to becoming an Executive Officer of AT&T in 2002, Mr. Polumbo served as Senior Vice President of AT&T Business Global Ventures from September 2001 and prior to joining AT&T, Mr. Polumbo served as President of the Global Services Unit of Concert, from June 1999 to September 2001 and from August 1998 to May 1999 he was President and Chief Operating Officer of Excite, Inc. and from September 1997 to August 1998 was President and Chief Executive Officer of Pacific Bell Wireless (now part of Cingular Wireless).

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated by reference in this Item 11 that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareowners under the captions "Five Year Performance Graph" and "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     There is incorporated by reference in this Item 12 that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareowners under the captions "Stock Ownership of Management and Directors" and "Ownership of Voting Securities in Excess of Five of Five Percent by Beneficial Owners".

     Securities authorized under equity compensation plans as of December 31, 2002, were as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

                                    (A)                      (B)                         (C)
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                          NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                          BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY             WARRANTS AND RIGHTS(2)    WARRANTS AND RIGHTS(2)   REFLECTED IN COLUMN (A))(2)
-------------             -----------------------   ----------------------   ---------------------------
                                                      (SHARES IN THOUSANDS)
Equity compensation
  plans approved by
  shareholders..........          89,756                    $40.93                     27,751
Equity compensation
  plans not approved by
  shareholders(1).......               0                    $    0                          0
                                  ------                    ------                     ------
     Total..............          89,756                    $40.93                     27,751
                                  ======                    ======                     ======

---------------

(1) With respect to equity compensation plans that AT&T has assumed in connection with mergers, acquisitions or consolidations, the aggregate number of shares of AT&T common stock to be issued upon exercise of outstanding options, warrants and rights outstanding under such plans on December 31, 2002 was 8,500,266 shares and the weighted average exercise price of such outstanding options, warrants and rights was $37.5914, as adjusted for the November 18, 2002 spin-off of AT&T Broadband and AT&T one-for-five reverse stock split. These shares were granted under plans administered by the companies acquired by AT&T and upon acquisition no longer provided shares for future grants.

(2) AT&T's 1997 Long Term Incentive Program (as amended, the "1997 LTIP") originally provided for the issuance of 150 million shares of AT&T common stock. In 1999 the Plan was amended to provide for an annual increase in the number of shares available for awards under the 1997 LTIP equal to 1.75% of the number of shares of AT&T common stock outstanding on the first day of each year commencing

January 1, 2000. Pursuant to this provision, an additional 61,992,101 shares of AT&T common stock became available for awards on January 1, 2002. The 1997 LTIP limits the number of shares which may be used for awards other than stock options or stock appreciation rights. As of December 31, 2002, 2.8 million shares remained available, as adjusted for the November 18, 2002 spin-off of AT&T Broadband and AT&T one-for-five reverse stock split. The 1997 LTIP is currently the only equity compensation plan under which AT&T grants awards relating to its equity securities. Effective with the November 18, 2002, spin-off of AT&T Broadband, any grants held under these plans by an active AT&T Broadband employee were cancelled effective with the spin-off. Any grants held under these plans by an active AT&T employee were adjusted in accordance with footnote 6 as described in the Summary Compensation Table. All other grants held under these plans that were outstanding on November 18, 2002 were adjusted into stock options exercisable for AT&T common shares and Comcast common shares effective with the November 18, 2002 spin-off of AT&T Broadband and AT&T one-for-five reverse stock split, whereby the aggregate fair market value of the original award immediately prior to the spin-off of AT&T Broadband was maintained.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference in this Item 13 that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareowners under the captions "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)  Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8:

                                                              PAGES
                                                              -----
          Report of Management..............................    51
          Report of Independent Accountants.................    52
     Statements:
          Consolidated Statement of Operations..............    54
          Consolidated Balance Sheets.......................    55
          Consolidated Statements of Changes in Shareowners'
          Equity............................................    56
          Consolidated Statements of Cash Flows.............    58
          Notes to Consolidated Financial Statements........    59
     (2) Financial Statement Schedule:
          Report of Independent Accountants.................   118
     Schedule:
          II -- Valuation and Qualifying Accounts...........   119

     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

     Exhibits identified in parentheses below as on file with the Securities and Exchange Commission ("SEC") are incorporated herein by reference as exhibits hereto.

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment of the registrant filed June 8, 1998, Certificate of Amendment of the registrant filed March 9, 1999, Certificate of Amendment of the registrant filed April 12, 2000, Certificate of Amendment of the registrant filed June
                2, 2000, Certificate of Amendment of the registrant filed on June 15, 2000, Certificate of Amendment of the registrant filed on January 19, 2001, Certificate of Amendment of the registrant filed on June 6, 2001, Certificate of Amendment of the registrant filed on June 20, 2001 and Certificate of Amendment of the registrant filed on November 18, 2002.
(3)b            By-Laws of the registrant, as amended March 20, 2003.
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
(4)(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, file no. 333-97953).
(4)(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, file no. 333-87960).
(10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit
                (10)(i)1 to Form 10-K for 1996, File No. 1-1105).
(10)(i)2        Form of Distribution Agreement, dated as of November 20,
                1996, by and between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5        Form of Employee Benefits Agreement, dated as of November
                20, 1996, between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).

(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).

(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).

(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No.
                333-93917) as filed on December 30, 1999).
(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)33 Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2001).
(10)(i)35       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2001).
(10)(i)36 Employee Benefits Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File
                No. 1-1105).

(10)(i)37       Amended and Restated 364-Day Revolving Credit Facility
                Agreement, dated as of October 9, 2002, among AT&T Corp.,
                the Lenders party hereto, JPMORGAN CHASE BANK, CITIBANK,
                N.A., CREDIT SUISSE FIRST BOSTON, CAYMAN ISLANDS BRANCH and
                GOLDMAN SACHS CREDIT PARTNERS L.P., as Administrative
                Agents, and CITIBANK, N.A., as Paying Agent (incorporated by reference to Form 8-K filed October 10, 2002, File No.
                1-1105).
(10)(iii)(A)1   AT&T Short Term Incentive Plan as amended March, 1994
                (incorporated by reference to Exhibit (10)(iii)(A)1 to Form
                10-K for 1994, File No. 1-1105).
(10)(iii)(A)2   AT&T 1987 Long Term Incentive Program as amended December
                17, 1997 (incorporated by reference to Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (incorporated by reference to Exhibit
                (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (incorporated by reference to
                Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No.
                1-1105).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)1 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (incorporated by reference to Exhibit
                (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).
(10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan, as amended and
                restated effective October 1, 1996 (incorporated by
                reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996,
                File No. 1-1105).
(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (incorporated by reference to Exhibit
                (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (incorporated by reference to
                Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No.
                1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (incorporated by reference to Exhibit (10)(iii)(A)4 to
                Form SE, dated March 25, 1988, File No. 1-1105) including
                AT&T Mid-Career Pension Plan, as amended and restated July
                1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through
                March 14, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14  Form of Indemnification Contract for Officers and Directors
                (incorporated by reference to Exhibit (10)(iii)(A)6 to Form
                SE, dated March 25, 1987, File No. 1-1105).
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised
                February 20, 1989 (incorporated by reference to Exhibit
                10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (incorporated by reference to Exhibit (3)b to Form 10-K for 2000, File No. 1-1105).

(10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit (10)(iii)(A)17 to Form 10-K for 1999,
                File No. 1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                1-1105), and as amended, restated and renamed AT&T Senior
                Officer Separation Plan as of January 1, 2003.
(10)(iii)(A)19  Form of Pension Agreement between AT&T Corp. and Frank Ianna dated October 30, 1997 (incorporated by reference to Exhibit
                (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)20  Form of Pension Agreement between AT&T Corp. and John C.
                Petrillo dated October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 1997, File No.
                1-1105).
(10)(iii)(A)21  Form of Employment Agreement between AT&T Corp. and Betsy J.
                Bernard as amended on October 1, 2002 including original agreement dated April 9, 2001 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2001, File No.
                1-1105).
(10)(iii)(A)22  Form of Employment Agreement between AT&T Corp. and C.
                Michael Armstrong dated October 17, 1997 (incorporated by reference to Exhibit (10)(iii)(A)23 to Form 10-K for 1997,
                File No. 1-1105).
(10)(iii)(A)23  Form of Agreement between AT&T Corp. and C. Michael
                Armstrong dated November 18, 2002.
(10)(iii)(A)24  Liberty Media 401(K) Savings Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on Form
                S-8 to the Registration Statement on Form S-4 of AT&T Corp.
                (Commission File No. 333-70279) filed March 10, 1999).
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Form of Special Deferral Agreement between AT&T Corp. and C.
                Michael Armstrong dated November 5, 2002.
(10)(iii)(A)28  Form of Agreement between AT&T Corp. and Hossein Eslambolchi dated January 4, 2001 including amendment dated March 9,
                2001.
(10)(iii)(A)29  Form of Special Deferral Agreement between AT&T Corp. and
                Frank Ianna dated January 16, 2001 (incorporated by reference to Exhibit (10)(iii)(A)29 to Form 10-K for 2000,
                File No. 1-1105).
(10)(iii)(A)30  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (incorporated by reference to Exhibit (10)(iii)(A)30 to Form 10-K for 2000, File No.
                1-1105).
(10)(iii)(A)31  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (incorporated by reference to Exhibit (10)(iii)(A)31 to Form 10-K for 2000, File No.
                1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Form of Loan Agreement between AT&T Corp. and David Dorman dated April 13, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Form of Employment Agreement between AT&T Corp. and David
                Dorman dated May 18, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)35 to Form 10-K for 2001, File No.
                1-1105) including amendment dated December 31, 2002.

(10)(iii)(A)35     Form of Special Equity Agreement between AT&T Corp. and Hossein Eslambolchi dated January 31,
                   2001.
(10)(iii)(A)36     Form of Employment Agreement between AT&T Corp. and Hossein Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000.
(10)(iii)(A)37     Form of Agreement between AT&T Corp. and James W. Cicconi dated July 29, 1998.
(10)(iii)(A)38     Form of Special Deferral Agreement between AT&T Corp. and James W. Cicconi dated April 2, 2001.
(10)(iii)(A)39     AT&T Corp. board resolution approving special payment to Betsy J. Bernard effective on April 1,
                   2002.
(10)(iii)(A)40     Form of Retention Agreement between AT&T Corp. and Frank Ianna effective December 1, 2000.
(12)               Computation of Ratio of Earnings to Fixed Charges.
(21)               List of subsidiaries of AT&T.
(23a)              Consent of PricewaterhouseCoopers LLP.
(23b)              Consent of KPMG LLP.
(23c)              Consent of KPMG LLP.
(23d)              Consent of KPMG LLP.
(23e)              Consent of PricewaterhouseCoopers LLP.
(24)               Powers of Attorney executed by officers and directors who signed this report.
(99.1)             CEO Certification of Periodic Financial Reports
(99.2)             CFO Certification of Periodic Financial Reports
(99.3)             AT&T Canada Inc. Financial Statements.
(99.4)             Liberty Media Corporation Financial Statements.
(99.5)             Concert B.V. Financial Statements.

     Shareowners may access and download without charge on AT&T's wedsite at att.com/ir copies of the proxy statement, portions of which are incorporated herein by reference, and certain Exhibits that have been filed electronically with the Securities and Exchange Commission. AT&T will furnish a copy of any other exhibit at cost.

     (b) Reports on Form 8-K:

     During the fourth quarter 2002, Form 8-K dated October 9, 2002 was filed pursuant to Item 5 (Other Events) on October 10, 2002, Form 8-K dated October 22, 2002 was filed pursuant to Item 5 (Other Events) on October 22, 2002, Form 8-K dated October 30, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on October 30, 2002, Form 8-K dated November 4, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 4, 2002, Form 8-K dated November 6, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 7, 2002, Form 8-K dated November 11, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 12, 2002, Form 8-K dated November 14, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 19, 2002, Form 8-K dated November 18, 2002 was filed pursuant to
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 19, 2002, Form 8-K dated November 18, 2002 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on November 19, 2002 and Form 8-K dated November 18, 2002 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) on December 3, 2002.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of AT&T Corp.:

     Our audits of the consolidated financial statements referred to in our report dated January 23, 2003, except for Note 20, as to which the date is February 28, 2003, appearing in the 2002 Annual Report to Shareholders of AT&T Corp. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 23, 2003

                                                          SCHEDULE II -- SHEET 1

                                   AT&T CORP.
                       AND ITS CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                            COLUMN B     COLUMN C      COLUMN D
                                                   BALANCE AT   CHARGED TO                     COLUMN E
                                                   BEGINNING    COSTS AND                     BALANCE AT
DESCRIPTION                                        OF PERIOD     EXPENSES    DEDUCTIONS(A)   END OF PERIOD
-----------                                        ----------   ----------   -------------   -------------
                                                                    (DOLLARS IN MILLIONS)
Year 2002
Allowances for doubtful accounts(b)..............    $  809       $1,058        $1,147          $  720
Deferred tax asset valuation allowance(c)........    $   34       $  655        $   --          $  689
Year 2001
Allowances for doubtful accounts(b)..............    $1,164       $  884        $1,239          $  809
Deferred tax asset valuation allowance...........    $   18       $   16        $   --          $   34
Year 2000
Allowances for doubtful accounts(b)..............    $1,179       $  925        $  940          $1,164
Deferred tax asset valuation allowance...........    $   99       $    3        $   84          $   18

---------------

(a) For allowances for doubtful accounts, this column includes amounts written off as uncollectible, net of recoveries.

(b) Includes allowances for doubtful accounts on long-term receivables of $51 million, $55 million, and $53 million at December 31, 2002, 2001, and 2000, respectively (included in Other assets in the Consolidated Balance Sheets).

(c) The increase in the deferred tax asset valuation allowance in 2002 was primarily due to the asset impairment charge recorded for AT&T's investment in AT&T Latin America.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT&T CORP.

                                          BY:        /s/ R. S. FEIT
                                            ------------------------------------
                                                         R. S. FEIT
                                            Vice President -- Law and Secretary

                                          By:       /s/ T. W. HORTON
                                            ------------------------------------
                                                        T. W. Horton
                                            Senior Executive Vice President and
                                                  Chief Financial Officer

                                          By:       /s/ N. S. CYPRUS
                                            ------------------------------------
                                                        N. S. Cyprus
                                               Vice President and Controller

March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICERS:
David W. Dorman*
Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:
Thomas W. Horton
Senior Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:
Nicholas S. Cyprus
Vice President and Controller

DIRECTORS:
Kenneth T. Derr*
David W. Dorman*
M. Kathryn Eickhoff*
Frank C. Herringer*
Amos B. Hostetter, Jr.*
Shirley A. Jackson*
Jon C. Madonna*
Donald F. McHenry*
Tony L. White*

March 28, 2003
By:
                                                         /s/ R. S. FEIT
                                                    ----------------------------
                                                             R. S. Feit
                                                        (attorney-in-fact)*

       CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CERTIFICATIONS

                                   AT&T CORP.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATION

I, David W. Dorman, certify that:

          1.  I have reviewed this annual report on Form 10-K of AT&T;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ DAVID W. DORMAN
                                          --------------------------------------
                                                 Chief Executive Officer

Date: March 28, 2002

                                 CERTIFICATION

I, Thomas W. Horton, certify that:

          1.  I have reviewed this annual report on Form 10-K of AT&T;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ THOMAS W. HORTON
                                          --------------------------------------
                                                 Chief Financial Officer

Date: March 28, 2002

                                 EXHIBIT INDEX

(3)a Restated Certificate of Incorporation of the registrant filed January 10, 1989, Certificate of Correction of the registrant filed June 8, 1989, Certificate of Change of the registrant filed March 18, 1992, Certificate of Amendment of the registrant filed June 1, 1992, Certificate of Amendment of the registrant filed April 20, 1994, Certificate of Amendment of the registrant filed June 8, 1998, Certificate of Amendment of the registrant filed March 9, 1999, Certificate of Amendment of the registrant filed April 12, 2000, Certificate of Amendment of the registrant filed June
                2, 2000, Certificate of Amendment of the registrant filed on June 15, 2000, Certificate of Amendment of the registrant filed on January 19, 2001, Certificate of Amendment of the registrant filed on June 6, 2001, Certificate of Amendment of the registrant filed on June 20, 2001 and Certificate of Amendment of the registrant filed on November 18, 2002.
(3)b            By-Laws of the registrant, as amended March 20, 2003.
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
(4)(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, file no. 333-97953).
(4)(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, file no. 333-87960).
(10)(i)1 Form of Separation and Distribution Agreement by and among AT&T Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit
                (10)(i)1 to Form 10-K for 1996, File No. 1-1105).
(10)(i)2        Form of Distribution Agreement, dated as of November 20,
                1996, by and between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5        Form of Employee Benefits Agreement, dated as of November
                20, 1996, between AT&T Corp. and NCR Corporation
                (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).

(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).

(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-93917) as filed on December 30,
                1999).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).

(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages
                thereof, on the other hand (incorporated by reference to
                Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and
                Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to
                the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation,
                Liberty Media Group LLC and each Covered Entity listed on
                the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No.
                333-93917) as filed on December 30, 1999).
(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages
                thereof, on the other hand (incorporated by reference to
                Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and
                Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to
                Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)33       Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to
                Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2001).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the
                Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2001).
(10)(i)35       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by
                reference to Exhibit 2.4 to the Registration Statement on
                Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as
                filed on February 11, 2001).
(10)(i)36       Employee Benefits Agreement dated as of December 19, 2001
                between AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File
                No. 1-1105).
(10)(i)37       Amended and Restated 364-Day Revolving Credit Facility
                Agreement, dated as of October 9, 2002, among AT&T Corp.,
                the Lenders party hereto, JPMORGAN CHASE BANK, CITIBANK,
                N.A., CREDIT SUISSE FIRST BOSTON, CAYMAN ISLANDS BRANCH and
                GOLDMAN SACHS CREDIT PARTNERS L.P., as Administrative
                Agents, and CITIBANK, N.A., as Paying Agent (incorporated by reference to Form 8-K filed October 10, 2002, File No.
                1-1105).
(10)(iii)(A)1   AT&T Short Term Incentive Plan as amended March, 1994
                (incorporated by reference to Exhibit (10)(iii)(A)1 to Form
                10-K for 1994, File No. 1-1105).

(10)(iii)(A)2   AT&T 1987 Long Term Incentive Program as amended December
                17, 1997 (incorporated by reference to Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (incorporated by reference to Exhibit
                (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (incorporated by reference to
                Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No.
                1-1105).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)1 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (incorporated by reference to Exhibit
                (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).
(10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan, as amended and
                restated effective October 1, 1996 (incorporated by
                reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996,
                File No. 1-1105).
(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (incorporated by reference to Exhibit
                (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (incorporated by reference to
                Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No.
                1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (incorporated by reference to Exhibit (10)(iii)(A)4 to
                Form SE, dated March 25, 1988, File No. 1-1105) including
                AT&T Mid-Career Pension Plan, as amended and restated July
                1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through
                March 14, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14  Form of Indemnification Contract for Officers and Directors
                (incorporated by reference to Exhibit (10)(iii)(A)6 to Form
                SE, dated March 25, 1987, File No. 1-1105).
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised
                February 20, 1989 (incorporated by reference to Exhibit
                10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (incorporated by reference to Exhibit (3)b to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)17  Form of AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first
                amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit (10)(iii)(A)17 to Form 10-K for 1999,
                File No. 1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                1-1105), and as amended, restated and renamed AT&T Senior
                Officer Separation Plan as of January 1, 2003.

(10)(iii)(A)19  Form of Pension Agreement between AT&T Corp. and Frank Ianna dated October 30, 1997 (incorporated by reference to Exhibit
                (10)(iii)(A)19 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)20  Form of Pension Agreement between AT&T Corp. and John C.
                Petrillo dated October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 1997, File No.
                1-1105).
(10)(iii)(A)21  Form of Employment Agreement between AT&T Corp. and Betsy J.
                Bernard as amended on October 1, 2002 including original agreement dated April 9, 2001 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2001, File No.
                1-1105).
(10)(iii)(A)22  Form of Employment Agreement between AT&T Corp. and C.
                Michael Armstrong dated October 17, 1997 (incorporated by reference to Exhibit (10)(iii)(A)23 to Form 10-K for 1997,
                File No. 1-1105).
(10)(iii)(A)23  Form of Agreement between AT&T Corp. and C. Michael
                Armstrong dated November 18, 2002.
(10)(iii)(A)24  Liberty Media 401(K) Savings Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 2 on Form
                S-8 to the Registration Statement on Form S-4 of AT&T Corp.
                (Commission File No. 333-70279) filed March 10, 1999).
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Form of Special Deferral Agreement between AT&T Corp. and C.
                Michael Armstrong dated November 5, 2002.
(10)(iii)(A)28  Form of Agreement between AT&T Corp. and Hossein Eslambolchi dated January 4, 2001 including amendment dated March 9,
                2001.
(10)(iii)(A)29  Form of Special Deferral Agreement between AT&T Corp. and
                Frank Ianna dated January 16, 2001 (incorporated by reference to Exhibit (10)(iii)(A)29 to Form 10-K for 2000,
                File No. 1-1105).
(10)(iii)(A)30  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (incorporated by reference to Exhibit (10)(iii)(A)30 to Form 10-K for 2000, File No.
                1-1105).
(10)(iii)(A)31  Form of Loan Agreement between AT&T Corp. and David Dorman dated December 21, 2000 (incorporated by reference to Exhibit (10)(iii)(A)31 to Form 10-K for 2000, File No.
                1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Form of Loan Agreement between AT&T Corp. and David Dorman dated April 13, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Form of Employment Agreement between AT&T Corp. and David
                Dorman dated May 18, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)35 to Form 10-K for 2001, File No.
                1-1105) including amendment dated December 31, 2002.
(10)(iii)(A)35  Form of Special Equity Agreement between AT&T Corp. and
                Hossein Eslambolchi dated January 31, 2001.
(10)(iii)(A)36  Form of Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000.
(10)(iii)(A)37  Form of Agreement between AT&T Corp. and James W. Cicconi dated July 29, 1998.
(10)(iii)(A)38  Form of Special Deferral Agreement between AT&T Corp. and
                James W. Cicconi dated April 2, 2001.

(10)(iii)(A)39     AT&T Corp. board resolution approving special payment to Betsy J. Bernard effective on April 1,
                   2002.
(10)(iii)(A)40     Form of Retention Agreement between AT&T Corp. and Frank Ianna effective December 1, 2000.
(12)               Computation of Ratio of Earnings to Fixed Charges.
(21)               List of subsidiaries of AT&T.
(23a)              Consent of PricewaterhouseCoopers LLP.
(23b)              Consent of KPMG LLP.
(23c)              Consent of KPMG LLP.
(23d)              Consent of KPMG LLP.
(23e)              Consent of PricewaterhouseCoopers LLP.
(24)               Powers of Attorney executed by officers and directors who signed this report.
(99.1)             CEO Certification of Periodic Financial Reports.
(99.2)             CFO Certification of Periodic Financial Reports.
(99.3)             AT&T Canada Inc. Financial Statements.
(99.4)             Liberty Media Corporation Financial Statements.
(99.5)             Concert B.V. Financial Statements.