Form 10-Q
period 2003-03-31
AT&T CORP
filed 2003-05-13
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




           .X. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

            .... TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to _____________



                          Commission file number 1-1105



                                   AT&T CORP.


                           A New York I.R.S. Employer
                           Corporation No. 13-4924710


                   One AT&T Way, Bedminster, New Jersey 07921

                       Telephone - Area Code 908-221-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X..  No .....

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ..X..  No .....


At April 30, 2003, the following shares of stock were outstanding: AT&T common stock - 786,256,486

PART I - FINANCIAL INFORMATION

                             AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                               2003                  2002
                                                                                                   Dollars in millions
                                                                                               (except per share amounts)
Revenue                                                                                       $ 8,986               $ 9,548

Operating Expenses
Access and other connection                                                                     2,698                 2,788
Costs of services and products (excluding depreciation of $854
  and $847 included below)                                                                      2,011                 2,014
Selling, general and administrative                                                             1,921                 1,937
Depreciation and amortization                                                                   1,186                 1,175
Net restructuring and other charges                                                                 4                     -
Total operating expenses                                                                        7,820                 7,914

Operating income                                                                                1,166                 1,634

Other income (expense), net                                                                        10                   (55)
Interest (expense)                                                                               (332)                 (396)
Income from continuing operations before income taxes,
  minority interest income, and net (losses) related to
  equity investments                                                                              844                 1,183
(Provision) for income taxes                                                                     (297)                 (479)
Minority interest income                                                                            1                    20
Net (losses) related to equity investments                                                        (19)                 (278)
Income from continuing operations                                                                 529                   446
Net (loss) from discontinued operations (net of income tax
  benefit of $225 in 2002)                                                                          -                  (565)
Income (loss) before cumulative effect of accounting changes                                      529                  (119)
Cumulative effect of accounting changes [net of income taxes
  of $(26) and $530]                                                                               42                  (856)
Net income (loss)                                                                             $   571               $  (975)

Per basic share:
Earnings from continuing operations                                                           $  0.67               $  0.63
(Loss) from discontinued operations                                                                 -                 (0.80)
Cumulative effect of accounting changes                                                          0.06                 (1.21)
Earnings (loss) per basic share                                                               $  0.73               $ (1.38)

Per diluted share:
Earnings from continuing operations                                                           $  0.67               $  0.60
(Loss) from discontinued operations                                                                 -                 (0.76)
Cumulative effect of accounting changes                                                          0.06                 (1.16)
Earnings (loss) per diluted share                                                             $  0.73               $ (1.32)

The notes are an integral part of the consolidated financial statements.

                               AT&T CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in millions)
                                       (UNAUDITED)
                                                                                                    At              At
                                                                                                March 31,      December 31,
                                                                                                   2003            2002
ASSETS
Cash and cash equivalents                                                                       $  4,900       $  8,014
Accounts receivable, less allowances of $697 and $669                                              5,028          5,286
Deferred income taxes                                                                                779            910
Other current assets                                                                               1,150          1,693
TOTAL CURRENT ASSETS                                                                              11,857         15,903

Property, plant and equipment, net of accumulated depreciation of
  $32,096 and $31,021                                                                             25,246         25,604
Goodwill                                                                                           4,660          4,626
Other purchased intangible assets, net of accumulated amortization
  of $262 and $244                                                                                   542            556
Prepaid pension costs                                                                              3,655          3,596
Other assets                                                                                       4,463          4,987
TOTAL ASSETS                                                                                    $ 50,423         55,272

LIABILITIES
Accounts payable                                                                                $  3,384          3,819
Payroll and benefit-related liabilities                                                              941          1,519
Debt maturing within one year                                                                      4,346          3,762
Other current liabilities                                                                          3,046          2,924
TOTAL CURRENT LIABILITIES                                                                         11,717         12,024

Long-term debt                                                                                    13,786         18,812
Long-term benefit-related liabilities                                                              4,095          4,001
Deferred income taxes                                                                              4,768          4,739
Other long-term liabilities and deferred credits                                                   3,359          3,384
TOTAL LIABILITIES                                                                                 37,725         42,960

SHAREOWNERS' EQUITY
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares;
  issued and outstanding 785,563,631 shares (net of 171,748,905 treasury shares) at March 31, 2003 and 783,037,580 shares
  (net of 171,801,716 treasury shares) at December 31, 2002                                          786            783
Additional paid-in capital                                                                        28,079         28,163
Accumulated deficit                                                                              (15,995)       (16,566)
Accumulated other comprehensive (loss)                                                              (172)           (68)
TOTAL SHAREOWNERS' EQUITY                                                                         12,698         12,312
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                       $ 50,423         55,272

The notes are an integral part of the consolidated financial statements.

                            AT&T CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                    (UNAUDITED)

                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                                  2003                 2002
                                                                                                     Dollars in millions
AT&T Common Stock
  Balance at beginning of year                                                                $    783              $   708
  Shares issued, net:
    Under employee plans                                                                             3                    1
    Redemption of TCI Pacific preferred stock                                                        -                    4
Balance at end of period                                                                           786                  713

Additional Paid-In Capital
  Balance at beginning of year                                                                  28,163               54,798
  Shares issued, net:
    Under employee plans                                                                            41                   55
    Redemption of TCI Pacific preferred stock                                                        -                  796
    Other                                                                                            8                   12
  Dividends declared                                                                              (147)                (134)
  Other                                                                                             14                    8
Balance at end of period                                                                        28,079               55,535

Accumulated deficit
  Balance at beginning of year                                                                 (16,566)              (3,484)
  Net income (loss)                                                                                571                 (975)
Balance at end of period                                                                       (15,995)              (4,459)

Accumulated Other Comprehensive (Loss)
  Balance at beginning of year                                                                     (68)                (342)
  Other comprehensive (loss)                                                                      (104)                (182)
Balance at end of period                                                                          (172)                (524)

Total Shareowners' Equity                                                                     $ 12,698              $51,265

Summary of Total Comprehensive Income (Loss):
Income (loss) before cumulative effect of accounting changes                                  $    529              $  (119)
Cumulative effect of accounting changes                                                             42                 (856)
Net income (loss)                                                                                  571                 (975)
Other Comprehensive Income (Loss):
  Net foreign currency translation adjustment [net of taxes of $(28) and $10]                       46                  (18)
  Net revaluation of certain financial instruments:
    Unrealized gains (losses) [net of taxes of $(13) and $191]                                      21                 (311)
    Recognition of previously unrealized (gains) losses on
      available-for-sale securities [net of income taxes of $106 and $(92)]*                      (171)                 147
Comprehensive Income (Loss)                                                                   $    467              $(1,157)

AT&T accounts for treasury stock as retired stock.

We have 100 million authorized shares of preferred stock at $1 par value.

*See note 4 for a summary of the "Recognition of previously unrealized (gains) losses on available-for-sale securities" and the Statements of Income line items impacted.

The notes are an integral part of the consolidated financial statements.

                                AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                     2003                 2002
                                                                                                        Dollars in millions
OPERATING ACTIVITIES
Net income (loss)                                                                                 $   571              $  (975)
Deduct:
  Loss from discontinued operations - net of income taxes                                               -                 (565)
  Cumulative effect of accounting changes - net of income taxes                                        42                 (856)
Income from continuing operations                                                                     529                  446

Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Net gains on sales of businesses and investments                                                  (24)                 (10)
    Cost investment impairment charges                                                                  -                  102
    Net restructuring and other charges                                                                 4                    -
    Depreciation and amortization                                                                   1,186                1,175
    Provision for uncollectible receivables                                                           200                  244
    Deferred income taxes                                                                             191                  155
    Net revaluation of certain financial instruments                                                   (7)                  33
    Minority interest income                                                                           (1)                 (20)
    Net pretax losses related to equity investments                                                     8                  450
    Decrease in receivables                                                                            57                  183
    Decrease in accounts payable                                                                     (219)                (454)
    Net change in other operating assets and liabilities                                              271                 (490)
    Other adjustments, net                                                                             21                  (44)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                                  2,216                1,770

INVESTING ACTIVITIES
Capital expenditures and other additions                                                             (859)                (978)
Proceeds from sale or disposal of property, plant and equipment                                        11                   19
Investment sales and distributions                                                                     82                    2
Investment contributions and purchases                                                                 (2)                  (1)
Net (acquisitions) of businesses, net of cash acquired                                               (158)                   -
Other investing activities, net                                                                         3                  (16)
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                     (923)                (974)

FINANCING ACTIVITIES
Retirement of long-term debt, including redemption premiums                                        (4,028)                (504)
(Decrease) in short-term borrowings, net                                                             (302)              (6,328)
Issuance of AT&T common shares                                                                         35                   38
Dividends paid on common stock                                                                       (147)                (133)
Other financing activities, net                                                                        35                    3
NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                                   (4,407)              (6,924)

Net cash (used in) discontinued operations                                                              -               (2,138)
Net (decrease) in cash and cash equivalents                                                        (3,114)              (8,266)
Cash and cash equivalents at beginning of year                                                      8,014               10,680
Cash and cash equivalents at end of period                                                        $ 4,900              $ 2,414

The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. (AT&T or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 2002. We have reclassified certain prior period amounts to conform to our current presentation including a restatement to reflect AT&T Broadband as a discontinued operation and a restatement of shares and earnings per share to reflect the November 18, 2002, 1-for-5 reverse stock split.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

     As of March 31, 2003, AT&T had a Long-Term Incentive Program, under which AT&T grants stock options, performance shares, restricted stock and other awards on AT&T common stock. We also have an Employee Stock Purchase Plan (ESPP). In April 2003, we suspended employee purchases of company stock under the ESPP effective May 31, 2003. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB No. 25, no compensation expense was recognized other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we modified the terms of the stock option vesting schedule.

     If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

For the Three Months Ended March 31,                 2003           2002
                                                     Dollars in millions
                                                  (except per share amounts)
Net income (loss)                                   $  571        $  (975)
Add: Stock-based employee compensation included
  in reported results, net of tax                       10             23
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax                    (48)           (83)
Pro forma net income (loss)                         $  533        $(1,035)

Basic earnings (loss) per share                     $ 0.73        $ (1.38)
Proforma basic earnings (loss) per share            $ 0.68        $ (1.46)

Diluted earnings (loss) per share                   $ 0.73        $ (1.32)
Proforma diluted earnings (loss) per share          $ 0.68        $ (1.40)

     The stock-based employee compensation (expense), net of tax, included in income from continuing operations was $(10) million and $(21) million for the periods ended March 31, 2003 and 2002, respectively. Stock-based employee compensation (expense), net of tax, included in discontinued operations for the period ended March 31, 2002, was $(2) million. The amounts attributed to discontinued operations in 2002 primarily related to grants of SARs of affiliated companies held by certain employees subsequent to the Tele-Communications, Inc. (TCI) merger and prior to the AT&T Broadband spin-off.

     Total stock-based employee compensation (expense), net of tax, determined under the fair value based method for all awards related to continuing operations was $(48) million and $(66) million for the periods ended March 31, 2003 and 2002, respectively, and related to discontinued operations was $(17) million for the period ended March 31, 2002.

     Pro forma earnings from continuing operations were $491 million and $401 million for the periods ended March 31, 2003 and 2002, respectively. Pro forma
(loss) from discontinued operations was $(580) million for the period ended March 31, 2002.

     Pro forma earnings (loss) per basic share from continuing operations was $0.62 and $0.57 for the periods ended March 31, 2003 and 2002, respectively, and from discontinued operations was $(0.82) for the period ended March 31, 2002.

     Pro forma earnings (loss) per diluted share from continuing operations was $0.62 and $0.54 for the periods ended March 31, 2003 and 2002, respectively, and from discontinued operations was $(0.78) for the period ended March 31, 2002.

     For a detailed discussion of significant accounting policies, please refer to AT&T's Form 10-K for the year ended December 31, 2002.


3.   IMPACTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "Accounting for Asset Retirement Obligations"

     Effective January 1, 2003, AT&T adopted SFAS No. 143. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the asset is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     AT&T historically included in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, upon adoption of SFAS No. 143, AT&T reversed the amount accrued in accumulated depreciation. As of January 1, 2003, AT&T recorded income of $42 million as the cumulative effect of a change in accounting principle primarily related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, partially offset by the cumulative effect impact on accumulated depreciation, will result in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected as a cost in the period incurred as "Costs of services and products."

4.   SUPPLEMENTARY FINANCIAL INFORMATION

                                   AT&T              AT&T
                                 Business          Consumer           Total
                                 Services          Services            AT&T
                                             Dollars in millions
GOODWILL
Balance at January 1, 2003       $ 4,556             $ 70            $ 4,626
Translation adjustment                34                -                 34
Balance at March 31, 2003        $ 4,590             $ 70            $ 4,660



                            Gross Carrying     Accumulated            Net
                               Amount         Amortization    Intangible Assets
INTANGIBLE ASSETS                          Dollars in millions
Amortizable purchased
  intangible assets at
  March 31, 2003:
    Customer lists and
      relationships             $ 559             $ 142              $ 417
    Other                         245               120                125
Total intangible assets         $ 804             $ 262              $ 542

     The amortization expense associated with purchased intangible assets for the three months ended March 31, 2003, was $16 million. Amortization expense for purchased intangible assets is estimated to be approximately $64 million for the year ending December 31, 2003, $50 million for the year ending December 31, 2004, and $45 million for each of the years ending December 31, 2005, 2006, and 2007.

SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED (GAINS)LOSSES AND THE LINE ITEMS IMPACTED

For the Three Months Ended March 31,         2003                 2002
                                       Pretax   After-tax   Pretax   After-tax
                                                Dollars in millions
  Other  income (expense), net:
  Other-than-temporary investment
    impairments                        $   -    $   -       $ 107    $  66
  Sale/exchange of various securities   (177)    (109)          -        -
  Other financial instrument activity   (100)     (62)          -        -

  Income from discontinued operations:
  Other-than-temporary investment
    impairments                            -        -         132       81

Total recognition of previously
  unrealized (gains) losses on
  available-for-sale securities        $(277)   $(171)      $ 239    $ 147


5.   EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     On November 18, 2002, a 1-for-5 reverse stock split of AT&T common stock as approved by shareowners on July 10, 2002, was effected. Shares (except shares authorized) and per share amounts were restated to reflect the stock split on a retroactive basis.

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year, and the incremental shares are included using the treasury stock method, which assumes the proceeds (after-tax) from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

     A reconciliation of the share components for basic to diluted EPS is as follows:

For the Three Months Ended March 31,                   2003(1)    2002 (1)

Shares in millions
Weighted-average common shares                          784        709
Effect of dilutive securities:
  Stock options                                           1          1
  Preferred stock of subsidiary                           -         10
  Convertible quarterly income preferred
    securities                                            -         18

Weighted-average common shares and potential
  common shares                                         785        738


(1) For 2003 and 2002 no adjustments were made to income for the computation of diluted EPS.

Preferred Stock of Subsidiary
     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock (TCI Pacific preferred stock) for AT&T common stock. All outstanding shares of TCI Pacific preferred stock were either exchanged or redeemed for AT&T common stock during 2001 and 2002. Dividends were included in "Net (loss) from discontinued operations" for 2002.

Convertible Quarterly Income Preferred Securities
     On June 16, 1999, AT&T Finance Trust I, a wholly owned subsidiary of AT&T, completed the private sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (quarterly preferred securities) to Microsoft Corporation. Such securities were convertible into AT&T common stock during 2002. However, in connection with the AT&T Broadband spin-off, Comcast assumed the quarterly preferred securities and Microsoft agreed to convert these preferred securities into shares of Comcast common stock. Dividends were included in "Net (loss) from discontinued operations" for 2002.


6.   NET RESTRUCTURING AND OTHER CHARGES

     In the first quarter of 2003, net restructuring and other charges of $4 million reflected the operations of our consolidated subsidiary, AT&T Latin America, which was accounted for as an asset held for sale. In the fourth quarter of 2002, AT&T recorded a charge for the impairment of the net assets of AT&T Latin America, and in December 2002, the AT&T Board of Directors approved a plan for AT&T to sell its approximate 95% voting stake in AT&T Latin America in its current condition. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this plan, we classified AT&T Latin America as an asset held for sale at fair market value, in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Consequently, there are approximately $160 million of assets (principally cash and accounts receivable) included in "Other Current Assets" and approximately $160 million of liabilities (principally secured short-term debt) included in "Other Current Liabilities." The $4 million charge relating to its operations for the first quarter of 2003 was reported within our AT&T Business Services segment. On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy.

     The following table displays the activity and balances of the restructuring reserve account:

                                                   Type of Cost
                                   Employee     Facility
                                 Separations    Closings     Other     Total
                                               Dollars in millions

Balance at January 1, 2003          $ 379        $ 283       $ 3       $ 665
   Additions                            -            -         -           -
   Deductions                         (90)         (17)       (1)       (108)

Balance at March 31, 2003           $ 289        $ 266       $ 2       $ 557


     Deductions primarily reflect cash payments which included cash termination benefits of $88 million, funded primarily through cash from operations.

     Relative to the business restructuring reserves recorded during the third and fourth quarters of 2002, approximately 42% of the employees affected by these exit plans have left their positions as of March 31, 2003, with the remaining reductions to occur throughout 2003.


7.   DISCONTINUED OPERATIONS

     AT&T Broadband, composed primarily of the AT&T Broadband segment, was spun-off to AT&T shareowners on November 18, 2002, and simultaneously combined with Comcast Corporation (Comcast). Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," AT&T Broadband was accounted for as a discontinued operation. In accordance with SFAS No. 144, prior period financial statements had been restated to reflect AT&T Broadband as a discontinued operation in all periods. As a discontinued operation, the revenue, costs and expenses and cash flows of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, and have been reported through the date of separation within "Net (loss) from discontinued operations" and as "Net cash (used in) discontinued operations."

     Revenue for AT&T's Broadband business was $2,439 million for the three months ended March 31, 2002. Net (loss) from discontinued operations before income taxes was $(790) million ($(565) million after-tax) for the three months ended March 31, 2002. For the three months ended March 31, 2002, interest expense of $70 million was allocated to discontinued operations based on the balance of intercompany debt between AT&T Broadband and AT&T.

8.   INVESTMENTS

AT&T CANADA

     Prior to the beginning of 2003, AT&T had an approximate 31% ownership interest in AT&T Canada. Pursuant to a 1999 merger agreement, AT&T had a commitment to purchase, or arrange for another entity to purchase, the publicly owned shares of AT&T Canada for the Back-end Price, which was the greater of the contractual floor price or the fair market value. The floor price accreted 4% each quarter, commencing on June 30, 2000.

     In 2001, AT&T recorded charges reflecting the difference between the underlying value of publicly owned AT&T Canada shares and the price AT&T had committed to pay for them, including the 4% accretion of the floor price. In the first quarter of 2002, AT&T recorded a $0.2 billion after-tax charge ($0.3 billion pretax) reflecting further deterioration in the underlying value of AT&T Canada as well as the accretion of the floor price. The charge is included in "Net (losses) related to equity investments."

     During 2002, AT&T arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, AT&T agreed to fund the purchase price on behalf of the third parties. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the transaction. Although AT&T held an equity interest in AT&T Canada throughout 2002, it did not record equity earnings or losses since its investment balance was written down to zero largely through losses generated by AT&T Canada. During the first quarter of 2003, AT&T disposed of substantially all of its AT&T Canada shares.

     At March 31, 2002, AT&T had a 21.52% ownership interest in AT&T Canada (through a joint venture). Summarized financial information for the three months ended March 31, 2002, for this investment accounted for under the equity method was as follows:

                                                         AT&T Canada
For the Three Months Ended March 31,                         2002
                                                      Dollars in millions
Revenue                                                     $ 241
Operating (loss)                                              (33)
(Loss) from continuing operations before
  extraordinary items and cumulative effect
  of accounting changes                                      (100)
Net (loss)                                                   (100)


CONCERT

     On April 1, 2002, Concert, our 50% owned joint venture with British Telecommunications plc (BT), was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies, as agreed to in 2001. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. In conjunction with the unwind of Concert, AT&T paid BT $158 million in the first quarter of 2003.

     AT&T had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002. Included in "Revenue" was $268 million for services provided to Concert for the three months ended March 31,

2002. Included in "Access and other connection" are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $491 million for the three months ended March 31, 2002.

AT&T Wireless

     In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash (see note 9). Subsequently in February, AT&T sold its remaining investment in AT&T Wireless (approximately
12.2 million shares) for $72 million in cash, resulting in a gain of $22 million recorded in "Other income (expense), net."


9.   DEBT OBLIGATIONS

LONG-TERM DEBT

     On January 31, 2003, AT&T completed the early retirement of approximately $1,152 million and $2,590 million long-term notes, with interest rates of 6.375% and 6.50%, due in March 2004 and March 2013, respectively. The notes were repurchased with cash and resulted in a loss of $178 million recorded in "Other income (expense), net."

EXCHANGEABLE NOTES

     During 2001, we issued long-term debt (exchangeable notes) that was indexed to AT&T Wireless common stock and, at AT&T's option, was mandatorily redeemable with a number of shares of AT&T Wireless common stock that was equal to the underlying shares multiplied by an exchange ratio, or its cash equivalent. The notes were accounted for as indexed debt instruments because the carrying value of the debt was dependent upon the fair market value of the underlying securities. In addition, the notes contained embedded derivatives, which were designated as cash flow hedges and required separate accounting. These designated options were carried at fair value with changes in fair value recorded, net of income taxes, within "Accumulated other comprehensive (loss)" as a component of shareowners' equity.

     The shares of AT&T Wireless common stock were accounted for as "available-for-sale" securities under SFAS No. 115 with changes in the carrying value of the underlying securities that are not "other-than-temporary" being recorded as unrealized gains or losses, net of income taxes, within "Accumulated other comprehensive (loss)" as a component of shareowners' equity.

     In February 2003, AT&T redeemed these exchangeable notes with 78.6 million shares of AT&T Wireless common stock and $152 million in cash. The settlement resulted in a pretax gain of approximately $176 million recorded in "Other income (expense), net." The noncash impacts of this transaction include the use of $0.5 billion of our investment in AT&T Wireless to settle long-term debt.

10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

     In connection with the separation of its former subsidiaries, AT&T has entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, AT&T shares in the cost of certain litigation (relating to matters while affiliated with AT&T) if the settlement exceeds certain thresholds. With the exception of one matter already reserved for, we have assessed that none of the litigation liabilities allocated to former subsidiaries were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2003. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at March 31, 2003, would not be material to our annual consolidated financial statements.

11.  SEGMENT REPORTING

     AT&T's results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. AT&T evaluates performance based on several factors, of which the primary financial measure is operating income.

     Our existing segments reflect certain managerial changes that were implemented during 2003. The changes primarily include a redistribution of property, plant and equipment in fixed assets from the Corporate and Other group to AT&T Business Services and a transfer of deferred taxes from AT&T Consumer Services to the Corporate and Other group.

     AT&T Business Services provides a variety of communication services to various sized businesses and government agencies including long distance, international, toll-free and local voice, including wholesale transport services, as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications.

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. These services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services also provides all distance services which bundle long distance, local and local toll.

     The balance of AT&T's continuing operations is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.

     Total assets for our reportable segments include all assets, except intercompany receivables. AT&T prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, and additions to internal-use software (which are included in "Other assets").

     AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. Generally, AT&T Business Services accounts for these sales as contra-expense.

REVENUE

For the Three Months Ended March 31,                  2003            2002
                                                       Dollars in millions
AT&T Business Services external revenue            $ 6,437         $ 6,445
AT&T Business Services internal revenue                  -              83
Total AT&T Business Services revenue                 6,437           6,528
AT&T Consumer Services external revenue              2,536           3,086
Total reportable segments                            8,973           9,614
Corporate and Other                                     13             (66)
Total revenue                                      $ 8,986         $ 9,548


RECONCILIATION OF OPERATING INCOME TO INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME,
  AND NET (LOSSES) RELATED TO EQUITY INVESTMENTS

For the Three Months Ended March 31,                  2003            2002
                                                       Dollars in millions
AT&T Business Services operating income              $ 600           $ 867
AT&T Consumer Services operating income                632             821
Total reportable segments operating income           1,232           1,688
Corporate and Other operating income                   (66)            (54)
Operating income                                     1,166           1,634
Other income (expense), net                             10             (55)
Interest (expense)                                    (332)           (396)
Income from continuing operations before
  income taxes, minority interest income, and
  net (losses) related to equity investments         $ 844         $ 1,183


ASSETS                                               At                At
                                                  March 31,       December 31,
                                                    2003             2002
                                                      Dollars in millions
AT&T Business Services                             $ 36,065           $ 36,389
AT&T Consumer Services                                1,256              1,390
Total reportable segments                            37,321             37,779

Corporate and Other assets*                          13,102             17,493
Total Assets                                       $ 50,423           $ 55,272

* Includes cash of $4.6 billion at March 31, 2003, and $7.8 billion at December 31, 2002.

     Geographic information is not presented due to the immateriality of revenue attributable to international customers.

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustment to our operating segments in the future.

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for AT&T is July 1, 2003. Based on the new standard, one or two entities that AT&T leases buildings from could qualify as VIEs. AT&T provides guarantees of the residual values for these entities and the maximum exposure related to these entities at March 31, 2003 is $427 million. The assets that may by subject to consolidation total $467 million (principally the properties we lease) and the total liabilities that may be subject to consolidation total $496 million (principally debt secured by the properties) at March 31, 2003.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This statement also amends the definition of an underlying to conform to the language contained in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. AT&T is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

                           AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

o    the availability and cost of capital,

o the impact of any unusual items resulting from ongoing evaluations of the business strategies of the Company,

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

o the requirements imposed on the Company or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

o the risks associated with technological requirements, wireless, Internet or other technology substitution and changes and other technological developments,

o    the results of litigation filed or to be filed against the Company, and

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

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three months ended March 31, 2003, and 2002, and financial condition as of March 31, 2003, and December 31, 2002.


Critical Accounting Estimates and Judgments

     AT&T's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to useful lives of plant and equipment, pension and other postretirement benefits, income taxes and legal contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to AT&T's Form 10-K for the year ended December 31, 2002.


CONSOLIDATED RESULTS OF OPERATIONS

     The comparison of 2003 results with 2002 results was impacted by the April 1, 2002 unwind of Concert, our joint venture with British Telecommunications plc
(BT). The venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. As a result, 2003 results include revenue and expenses associated with these customers and businesses while the period of January 1, 2002 through March 31, 2002, includes our proportionate share of Concert's earnings and related charges in "Net (losses) related to equity investments."

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     During 2002, AT&T's interest in AT&T Latin America was fully consolidated in AT&T's results. In December 2002, AT&T signed a non-binding term-sheet for the sale of its 69% economic interest (95% voting interest) in AT&T Latin America and began accounting for AT&T Latin America as an asset held for sale (the operations of AT&T Latin America did not qualify for treatment as a discontinued operation). As a result of this action, in the fourth quarter of 2002 we wrote down AT&T Latin America's assets and liabilities to fair value and reclassified these assets and liabilities of AT&T Latin America to "Other current assets" and "Other current liabilities," where they remained at March 31, 2003. The operating losses of AT&T Latin America for the first quarter of 2003 are reflected in "Net restructuring and other charges." On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy.

     The consolidated financial statements of AT&T reflect AT&T Broadband as a discontinued operation. AT&T Broadband was spun-off to AT&T shareowners on November 18, 2002, and simultaneously combined with Comcast Corporation. Accordingly, the revenue, costs and expenses and cash flows of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, and have been reported as "Net (loss) from discontinued operations" and as "Net cash (used in) discontinued operations" for all applicable periods.

REVENUE
For the Three Months Ended March 31,                 2003           2002
                                                     Dollars in millions
AT&T Business Services                            $ 6,437        $ 6,528
AT&T Consumer Services                              2,536          3,086
Corporate and Other                                    13            (66)
Total Revenue                                     $ 8,986        $ 9,548

     Total revenue decreased $0.6 billion, or 5.9%, in the first quarter of 2003 compared with the first quarter of 2002. The decline was driven by the continued declines in stand-alone long distance voice revenue, totaling approximately $0.8 billion, partially offset by an increase in bundled services revenue (local and long distance) of approximately $0.2 billion at AT&T Consumer Services. The decline in stand-alone long distance revenue reflects the impact of substitution by consumers, competition and migration to optional calling plans, as well as a decline in business retail and pricing pressures, partially offset by strength in business wholesale.

     Revenue by segment is discussed in more detail in the segment results section.

Operating Expenses

For the Three Months Ended March 31,                 2003           2002
                                                     Dollars in millions
Access and other connection                       $ 2,698        $ 2,788
Costs of services and products                      2,011          2,014
Selling, general and administrative                 1,921          1,937
Depreciation and amortization                       1,186          1,175
Net restructuring and other charges                     4              -
Total operating expenses                          $ 7,820        $ 7,914

Operating income                                  $ 1,166        $ 1,634
Operating margin                                    13.0%          17.1%

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. Costs paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses.

     Access and other connection expenses decreased 3.2%, or $90 million, in the first quarter of 2003 compared with the first quarter of 2002. Approximately $0.1 billion of this decrease was due to lower Universal Service Fund contributions and per-line charges, which were primarily driven by the decline in long distance voice revenue. Also contributing to the decline were lower international connection charges of $0.1 billion as a result of lower rates as well as the reintegration of customers and assets from the unwind of Concert. Partially offsetting the expense declines was an increase in local connectivity costs of $0.1 billion primarily as a result of new state entries and subscriber increases. Since most of the Universal Service Fund contributions, per-minute access-rate reductions and per-line charges are passed through to the customer, these reductions generally result in a corresponding reduction in revenue.

     Costs of services and products include costs of operating and maintaining our networks, costs to support our outsourcing contracts, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

     Costs of services and products decreased $3 million, or 0.1%, in the first quarter of 2003 compared with the first quarter of 2002, primarily driven by the overall impact of lower revenue, partially offset by increased costs as a result of the reintegration of customers and assets from the unwind of Concert.

     Selling general and administrative (SG&A) expenses decreased $16 million, or 0.8%, in the first quarter of 2003 compared with the first quarter of 2002. The decrease was driven by approximately $175 million of lower expenses due to lower advertising and promotional spending, cost control efforts, as well as reduced volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers. These decreases were partially offset by approximately $75 million of increased spending by AT&T Business Services for sales and customer development costs as well as increased marketing and sales expenses associated with new local service offerings by AT&T Consumer Services. The declines were also partially offset by approximately $50 million of lower pension credits (income) and higher postretirement benefit costs resulting from a lower expected long-term rate of return and the effects of lower actual plan assets.

     Depreciation and amortization expenses increased $11 million, or 1.0%, in the first quarter of 2003, compared with the corresponding period in 2002. The increase was primarily due to a larger asset base partially offset by the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Total capital expenditures were $662 million and $613 million for the three months ended March 31, 2003 and 2002, respectively. We continue to focus the vast majority of our capital spending on our growth businesses of data services and Internet protocol & enhanced services (IP&E services), both of which include managed services, as well as local voice services.

     In the first quarter of 2003, net restructuring and other charges were $4 million. The charge was recorded by AT&T Business Services and represented the results of operations of AT&T Latin America, an asset held for sale.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     AT&T's operating income in the first quarter of 2003 decreased $0.5 billion, or 28.7%, compared with the first quarter of 2002. AT&T's operating margin was 13.0% in the first quarter of 2003 compared with 17.1% in the first quarter of 2002. The decline in 2003 was primarily due to the decline in revenue coupled with a lower rate of decline in access and other connection expenses, selling, general and administrative expenses and costs of services and products, and a slight increase in depreciation and amortization expense as compared with the revenue rate of decline. The operating margin decline reflects pricing pressures and a shift from higher-margin retail long distance services to lower-margin wholesale long distance service and other lower-margin services such as lower-priced optional calling plans.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Other income (expense), net                    $ 10          $ (55)

     Other income (expense), net, in the first quarter of 2003 was income of $10 million compared with expense of $55 million in the first quarter of 2002. The favorable variance of $65 million was primarily due to $0.1 billion of lower investment impairment charges primarily driven by impairment charges for Time Warner Telecom recorded in the first quarter of 2002. Also contributing to the increase was greater income related to mark-to-market adjustments on financial instruments and income from the sale of our remaining holdings in AT&T Wireless, totaling $0.1 billion. Partially offsetting these increases was a reserve recorded in 2003 related to certain leases of aircraft which are accounted for as leveraged leases and lower investment-related income totaling $0.1 billion. Also included within other income (expense) in the first quarter of 2003 was a $0.2 billion loss associated with the early repurchase of $3.7 billion of long-term debt. This loss was offset by a $0.2 billion gain, also in the first quarter of 2003, associated with the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock.

     We continue to hold investments in leveraged leases of commercial aircraft, which we lease to domestic airlines as well as aircraft related companies. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, AT&T could be expected to record additional losses associated with its aircraft lease portfolio.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Interest (expense)                           $ (332)        $ (396)

     Interest expense decreased 16.0%, or $64 million, in the first quarter of 2003 as compared with the first quarter of 2002. The decrease was primarily due to a lower average debt balance in 2003 compared with 2002, reflecting our debt reduction efforts, and was partially offset by higher overall interest rates.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
(Provision) for income taxes                 $ (297)        $ (479)
Effective tax rate                            35.2%          40.5%

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     The (provision) for income taxes decreased $182 million, or 38.0%, in the first quarter of 2003 as compared with the first quarter of 2002. This decrease was primarily due to lower income before income taxes and the impact of a lower effective tax rate in the first quarter of 2003. The effective tax rate in the first quarter of 2003 was positively impacted by 5.3 percentage points due to the recognition of tax benefits recorded in connection with the exchange and sale of AT&T's remaining interest in AT&T Wireless common stock.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Minority interest income                        $ 1           $ 20

     Minority interest income represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries. Minority interest income decreased $19 million in the first quarter of 2003 as compared to the first quarter of 2002, primarily as we no longer record minority interest income related to AT&T Latin America. In December 2002, AT&T fully utilized the minority interest balance related to AT&T Latin America.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Net (losses) related to equity investments    $ (19)        $ (278)

     Net (losses) related to equity investments, which are recorded net of income taxes, were $19 million in the first quarter of 2003 compared with $278 million in the first quarter of 2002. The lower loss was driven primarily by a $209 million after-tax charge ($338 million pretax) recorded in the first quarter of 2002 related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada not owned by AT&T. The charge reflected further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price of AT&T's obligation to purchase AT&T Canada shares.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Net (loss) from discontinued operations,
  net of income taxes                           $ -         $ (565)

     Net (loss) from discontinued operations, net of income taxes, represents the operating results of AT&T Broadband, which AT&T disposed of on November 18, 2002, and accounted for as a discontinued operation. Accordingly, the revenue, costs and expenses of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Income.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Cumulative effect of accounting changes        $ 42         $ (856)

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," resulting in $42 million of income, net of income taxes of $26 million, as the cumulative effect of this accounting principle. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. AT&T included in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, the cumulative effect impact primarily reflects the reversal of such amounts accrued in accumulated depreciation.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

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

For the Three Months Ended March 31,           2003           2002

Earnings from continuing operations per
  basic share                                $ 0.67         $ 0.63
Total earnings (loss) per basic share          0.73          (1.38)

Earnings from continuing operations per
  diluted share                              $ 0.67         $ 0.60
Total earnings (loss) per diluted share        0.73          (1.32)

     Earnings per diluted share (EPS) from continuing operations were $0.67 in the first quarter of 2003 compared with $0.60 per diluted share in the first quarter of 2002. The increase of $0.07 was primarily due to favorable variances in net losses related to equity investments and other income (expense) as well as lower interest expense, offset somewhat by lower operating income in 2003 compared with 2002. Also offsetting the increase were higher average shares primarily resulting from the public equity offering of 46 million shares of AT&T common stock, the proceeds of which were utilized to satisfy a portion of its obligation to AT&T Canada common shareholders (see note 8).

     In the first quarter of 2003, AT&T total EPS per diluted share of $0.73 included earnings from continuing operations as discussed above of $0.67 and income related to the cumulative effect of an accounting change of $0.06. In the first quarter of 2002, the total diluted loss of $1.32 included income from continuing operations as discussed above of $0.60, a loss from discontinued operations of $0.76 and a loss related to the cumulative effect of an accounting change of $1.16.


SEGMENT RESULTS

     AT&T's results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of AT&T's continuing operations is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, operating income, capital additions and total assets.

     Operating income is the primary measure used by AT&T's chief operating decision makers to measure AT&T's operating results and to measure segment profitability and performance.

     Total assets for each segment generally include all assets, except intercompany receivables. Prepaid pension assets, taxes and corporate-owned or leased real estate are generally held at the corporate level, and therefore are included in the Corporate and Other group. The (loss) from discontinued operations is not reflected in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments and additions to internal-use software.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     Our existing segments reflect certain managerial changes that were implemented during 2003. The changes primarily include a redistribution of property from the Corporate and Other group to AT&T Business Services and a transfer of deferred taxes from AT&T Consumer Services to the Corporate and Other group.

     Reflecting the dynamics of our business, we continuously review our management model and structure, which may result in additional adjustments to our operating segments in the future.


AT&T BUSINESS SERVICES

     AT&T Business Services provides a variety of global communications services to small and medium-sized businesses, large domestic and multinational businesses and government agencies. AT&T Business' services include long distance, international, toll-free and local voice, including wholesale transport services (sales of services to service resellers), as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications. Data services and IP&E services are broad categories of services in which data (i.e., e-mail, video or computer files) is transported from one location to another. Data Services includes bandwidth services (dedicated private line services through high-capacity optical transport), packet services and managed data services. In packet services, data is divided into efficiently sized components and transported between packet switches until it reaches its final destination, where it is reassembled. Packet services includes frame relay and Asynchronous Transfer Mode
(ATM). IP&E services includes all services that ride on the IP common backbone or that use IP technology, including managed IP services, as well as application services (e.g., hosting or security). Managed services delivers end-to-end enterprise networking solutions by managing networks, servers and applications. AT&T Business Services also provides outsourcing solutions and other professional services.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Services revenue*                           $ 6,367        $ 6,430
Equipment and product sales                      70             98
Total revenue                               $ 6,437        $ 6,528

Operating income                              $ 600          $ 867
Capital additions                               638            576

                                                At             At
                                             March 31,     December 31,
                                               2003           2002
Total assets                               $ 36,065       $ 36,389

     *2002 Services revenue included $83 million of sales to AT&T Broadband, which were recorded as internal revenue through the November 18, 2002, date of disposition. Subsequently, sales to AT&T Broadband, now Comcast Corporation, were recorded as external revenue. The impact of internal revenue is included in individual product discussions below.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

REVENUE

     AT&T Business Services revenue decreased $91 million, or 1.4%, in the first quarter of 2003 compared with the first quarter of 2002. The decline was primarily driven by a decline in long distance voice services as well as lower outsourcing contract revenue and related equipment and product sales. Partially offsetting the decline was growth in local voice services and IP&E services.

     Long distance voice revenue for the first quarter of 2003 declined 2.9 %, or $87 million, on a year-over-year basis to $3.0 billion. The decline was driven by the decline in the retail business and pricing pressures, partially offset by strength in the wholesale business. These factors are expected to continue to negatively impact revenue throughout 2003. Long distance volumes grew approximately 12% on a year-over-year basis, driven by growth in lower priced wholesale minutes, which more than offset the decline in higher priced retail minutes.

     Data services revenue declined $18 million, or 0.9%, on a year-over-year basis to $2.0 billion, driven by the continued decline in private line services (a service in which the connection is dedicated to the customer). This decline was offset by an increase in packet services, reflecting an industry trend of customers migrating from private line services to more cost-effective and technologically-advanced packet services. Excluding equipment and product sales, data services revenue declined 0.3% in the first quarter of 2003 compared with the first quarter of 2002.

     IP&E services revenue increased $37 million, or 9.1%, to $445 million in the first quarter of 2003 compared with the first quarter of 2002.

     Local voice services revenue grew 24.8%, or $67 million, in the first quarter of 2003 compared with the first quarter of 2002 to $335 million. This growth reflects our continued focus on increasing the utilization of our existing footprint. AT&T added approximately 157 thousand access lines in 2003. Access lines at the end of the first quarter of 2003 and 2002 were approximately
3.8 million and 3.0 million, respectively.


OPERATING INCOME

     Operating income declined $0.3 billion, or 30.7%, in the first quarter of 2003 compared with the first quarter of 2002. The decline was primarily due to the decrease in the long distance voice business resulting primarily from the impact of pricing pressures, as well as a shift from higher-margin long distance services to lower-margin growth services, which include wholesale services.

OTHER ITEMS

     Capital additions were $638 million in the first quarter of 2003. We continue to concentrate the majority of capital spending on our growth businesses, focusing on improving the customer experience and AT&T's overall cost structure.

     Total assets declined $0.3 billion, or 0.9%, at March 31, 2003, compared with December 31, 2002, primarily driven by lower net property, plant and equipment and a decrease in accounts receivable resulting from improved cash collections and lower revenue.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)


AT&T CONSUMER SERVICES

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. These services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services provides all distance services which bundle long distance, local and local toll.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Revenue                                     $ 2,536        $ 3,086
Operating income                                632            821
Capital additions                                22             28

                                                At             At
                                             March 31,     December 31,
                                               2003           2002
Total assets                                $ 1,256        $ 1,390

REVENUE

     AT&T Consumer Services revenue declined $0.6 billion, or 17.8%, in the first quarter of 2003 compared with the first quarter of 2002. This decrease was primarily due to a decline in stand-alone long distance voice services, which declined $0.8 billion to $2.0 billion in the first quarter of 2003, largely due to substitution and the impact of ongoing competition, which has led to a loss of market share. In addition, these services have been negatively impacted by the continued migration of customers to optional calling plans and other products offered by AT&T such as bundled services. Partially offsetting these declines was a $0.2 billion increase in bundled revenue to $0.4 billion for the three months ended March 31, 2003, reflecting an increase in subscribers primarily due to new markets entered into since March 31, 2002, including California, Illinois, Ohio and New Jersey. Total long distance calling volumes declined approximately 12% in the first quarter of 2003 compared with the first quarter of 2002 as a result of competition and wireless and Internet substitution, partially offset by an increase in prepaid card usage.


OPERATING INCOME

     Operating income declined $189 million, or 22.9%, in the first quarter of 2003 compared with the first quarter of 2002. The decline was primarily due to the decline in the stand-alone long distance business.

     Operating margin declined to 24.9% in the first quarter of 2003 from 26.6% in the first quarter of 2002. The declining margin primarily reflects the revenue decline coupled with a lower rate of decline in SG&A.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

OTHER ITEMS

     In the first quarter of 2003, capital additions decreased $6 million, or 24.2%, compared with the first quarter of 2002.

     Total assets declined $134 million to $1.3 billion at March 31, 2003. This decline was primarily due to lower accounts receivable, reflecting lower revenue and slightly improved cash collections.


CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions and the elimination of transactions between segments.

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
Revenue                                        $ 13          $ (66)
Operating (loss)                                (66)           (54)
Capital additions                                 4             10

                                                At             At
                                              March 31,     December 31,
                                               2003           2002
Total assets                               $ 13,102       $ 17,493

REVENUE

     For the first quarter of 2003, Corporate and Other revenue was positive $13 million, compared with negative $66 million for the first quarter of 2002. The year-over-year change was primarily due to the split-off of AT&T Broadband in November 2002, resulting in AT&T no longer recording internal revenue with AT&T Broadband in the first quarter of 2003 compared with the elimination of this revenue in 2002.

OPERATING INCOME

     For the first quarter of 2003, operating income declined $12 million to negative $66 million, compared with the first quarter of 2002. The decline was primarily due to a lower pension credit (income) primarily driven by a lower long-term expected rate of return and the effects of lower actual plan assets and higher postretirement expense primarily driven by revised actuarial estimates and assumptions. Partially offsetting the decline was an asset impairment charge in the first quarter of 2002.

OTHER ITEMS

     Capital additions decreased $6 million in the first quarter of 2003 compared with the first quarter of 2002.

     Total assets decreased $4.4 billion to $13.1 billion at March 31, 2003. The decrease was primarily driven by a lower cash balance at March 31, 2003.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

                                                At             At
                                             March 31,     December 31,
                                               2003           2002
                                               Dollars in millions
Total assets                               $ 50,423       $ 55,272
Total liabilities                            37,725         42,960
Total shareowners' equity                    12,698         12,312

     Total assets decreased $4.8 billion, or 8.8%, to $50.4 billion at March 31, 2003, as compared with December 31, 2002. This decrease was largely driven by a $3.1 billion decrease in cash and cash equivalents. Other current assets decreased by $0.5 billion, primarily due to the collection of income tax receivables in the first quarter. Other assets decreased by $0.5 billion, primarily due to the disposal of our interest in AT&T Wireless common stock, which had a carrying amount of $0.5 billion at December 31, 2002. A portion of our investment was used to redeem exchangeable notes that were indexed to AT&T Wireless common stock and the remaining interest was sold.

     Total liabilities decreased $5.2 billion, or 12.2%, to $37.7 billion at March 31, 2003, from $43.0 billion at December 31, 2002. This decrease was primarily a result of $4.4 billion in lower debt, reflecting the early retirement of $3.7 billion in long-term debt and the early redemption of exchangeable notes that were indexed to the AT&T Wireless common stock we owned, which had a carrying value of $0.5 billion at December 31, 2002. Accounts payable was reduced by $0.4 billion as payments were made against year-end capital expenditures and other accruals, and payroll and benefit-related liabilities were reduced by $0.6 billion as payments for salary and other compensation accruals were made in the first quarter.

     Total shareowners' equity increased $0.4 billion, or 3.1%, to $12.7 billion at March 31, 2003, from $12.3 billion at December 31, 2002. This increase was primarily due to $0.6 billion of net income, offset somewhat by dividends declared and increased accumulated other comprehensive (loss), which was driven by the redemption of the exchangeable notes.


LIQUIDITY

For the Three Months Ended March 31,           2003           2002
                                               Dollars in millions
CASH FLOWS:
Provided by operating activities of
  continuing operations                     $ 2,216        $ 1,770
(Used in) investing activities of
  continuing operations                        (923)          (974)
(Used in) financing activities of
  continuing operations                      (4,407)        (6,924)
(Used in) discontinued operations                 -         (2,138)
Net (decrease) in cash and cash
  equivalents                               $(3,114)       $(8,266)

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     Net cash provided by operating activities of AT&T's continuing operations of $2.2 billion for the three months ended March 31, 2003, was generated primarily by $2.1 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments. Also contributing to the source of cash was a net change in other assets and liabilities of $0.3 billion reflecting a net tax refund partially offset by a decrease in payroll and benefit-related liabilities attributable to payments made against year-end accruals. Partially offsetting these sources of cash was a $0.2 billion decrease in accounts payable due to payments of year-end operating accruals.

     Net cash provided by operating activities of continuing operations of $1.8 billion for the three months ended March 31, 2002, primarily included $2.5 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments, and a decrease in accounts receivable of $0.2 billion primarily due to the collection of a receivable from Liberty Media Corporation. Partially offsetting these sources of cash were net changes in other operating assets and liabilities of $0.5 billion due to payments made against year-end accruals, and a $0.5 billion decrease in accounts payable due to the payment of year-end operating accruals.

     AT&T's investing activities resulted in a net use of cash of $0.9 billion in the first quarter of 2003, compared with $1.0 billion in the first quarter of 2002. AT&T spent $0.9 billion and $1.0 billion on capital expenditures in the first quarter of 2003 and the first quarter of 2002, respectively. Also included in the net cash used in investing activities in the first quarter of 2003 were payments made to BT primarily associated with assets assumed by AT&T that BT originally contributed to the joint venture of $0.2 billion, partially offset by $0.1 billion of proceeds from the sale of our remaining AT&T Wireless shares.

     During the first quarter of 2003, net cash used in financing activities was $4.4 billion, compared with $6.9 billion in the first quarter of 2002. During the first quarter of 2003, AT&T made net payments of $4.3 billion to reduce debt, including the early termination of debt (see "Financial Condition" discussion, above) and paid dividends of $0.1 billion. During the first quarter of 2002, AT&T made net payments of $6.8 billion to reduce debt and paid dividends of $0.1 billion.

Working Capital and Other Sources of Liquidity

     At March 31, 2003, our working capital ratio (current assets divided by current liabilities) was 1.01.

     At March 31, 2003, we had a $3.0 billion 364-day credit facility available to us that was entered into on October 9, 2002. The credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. It also contains a covenant that requires AT&T to maintain $1.27 billion in unencumbered cash, cash equivalents and marketable securities. At March 31, 2003, we were in compliance with these covenants.

     We anticipate funding our operations in 2003 primarily with cash and cash equivalents on hand as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility in funding our operations that we desire. Sources of liquidity include the commercial paper market, a $2.4 billion universal shelf registration, an up to $2.0 billion securitization program (limited by eligible receivables) and the $3.0 billion credit facility. However, we cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

Credit Ratings and Related Debt Implications

     In April 2003, Standard and Poor's placed AT&T's long-term credit ratings on CreditWatch with negative implications, while affirming the Company's short-term credit and commercial paper ratings at A-2. Additional debt rating downgrades could require AT&T topay higher rates on certain existing debt, prepay certain operating leases and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position.

     If our ratings were downgraded below investment grade by Standard & Poor's or Moody's, there are provisions in our securitization programs which could require the outstanding balances to be paid by the collection of the receivables. We do not believe downgrades below investment grade are likely to occur.

     The holders of certain private debt with an outstanding balance of $0.9 billion at March 31, 2003, have an annual put right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the debt holders agreeing not to exercise their put right, AT&T posted a cash-collateralized letter of credit in 2002 now totaling $0.5 billion and expiring in March 2005. The annual put right for 2003 expired on February 13, 2003, without exercise by the debt holders. The holders could accelerate repayment of the debt based on certain events such as the occurrence of unfavorable local law or regulation changes in their country of operation.

     If AT&T's debt ratings are further downgraded, AT&T's access to the capital markets may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at March 31, 2003. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunication providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced. This could negatively impact our ability to pursue acquisitions, make capital expenditures to expand our network or to pay dividends.

Cash Requirements

     Our cash needs for 2003 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2003 to be approximately $3 billion. On January 31, 2003, we completed the repurchase, with cash, of $3.7 billion of notes with interest rates of 6.375% and 6.5% and maturities of 2004 and 2013. In addition, in connection with the early retirement in February 2003 of exchangeable notes that are indexed to AT&T Wireless common stock, we made cash payments of $152 million to the debt holders, funded in part by $72 million of proceeds from the sale of our remaining AT&T Wireless shares. These transactions are expected to save over $200 million of interest expense in 2003.

Contractual Cash Obligations

     Prior to the spin-off of AT&T Broadband, AT&T had guaranteed various obligations of AT&T Broadband, including operating leases for real estate, surety bonds, and equity hedges, which we continue to provide. The notional amount of such guarantees totaled $458 million at December 31, 2002, and have decreased $170 million to $288 million as of March 31, 2003, primarily resulting from third parties releasing us from guarantees we provided for surety bonds. Comcast continues to provide indemnifications for the full amount of the remaining guarantees.

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)


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

     At December 31, 2002, we had certain notes, with embedded derivatives, which were indexed to the market price of equity securities we owned. Changes in the market prices of these securities resulted in changes in the fair value of the derivatives. In February 2003, we redeemed these notes.


NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for AT&T is July 1, 2003. Based on the new standard, one or two entities that AT&T leases buildings from could qualify as VIEs. AT&T provides guarantees of the residual values for these entities and the maximum exposure related to these entities at March 31, 2003, is $427 million. The assets that may by subject to consolidation total $467 million (principally the properties we lease) and the total liabilities that may be subject to consolidation total $496 million (principally debt secured by the properties) at March 31, 2003.

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

                          AT&T CORP. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (Continued)

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This statement also amends the definition of an underlying to conform to the language contained in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. AT&T is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

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


(b) Reports on Forms 8-K

Form 8-K dated January 6, 2003 was filed pursuant to Item 5 and Item 7 on January 6, 2003. Form 8-K dated January 23, 2003 was filed pursuant to Item 5 and Item 7 on January 24, 2003. Form 8-K dated April 23, 2003 was filed pursuant to Item 7 and Item 9 on April 23, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AT&T Corp.


                                        /s/  N. S. Cyprus
                                        --------------------------------
                                        By:  N. S. Cyprus
                                             Vice President and Controller
                                             (Principal Accounting Officer)


Date:    May 13, 2003

       Chief Executive Officer and Chief Financial Officer Certifications

                                   AT&T Corp.

                    Certifications Pursuant To Section 302 of
                         The Sarbanes-Oxley Act of 2002

                                  CERTIFICATION

I, David W. Dorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T ;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                                        /s/  David W. Dorman
                                        -------------------------
                                             Chief Executive Officer

                                  CERTIFICATION


I, Thomas W. Horton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T ;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

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

                                                                      Exhibit 12

                          AT&T Corp.
       Computation of Ratio of Earnings to Fixed Charges
                          (Unaudited)
             For the 3 Months Ended March 31, 2003
                     (Dollars in millions)

Income from continuing operations before income taxes              $   844
Add distributions of less than 50% owned affiliates                      2
Add fixed charges, excluding capitalized interest                      373
Total earnings from continuing operations before income
  taxes and fixed charges                                          $ 1,219

Fixed Charges:
Total interest expense                                                 332
Capitalized interest                                                     9
Interest portion of rental expense                                      41
Total fixed charges                                                $   382

Ratio of earnings to fixed charges                                     3.2

                                                                    Exhibit 99.1

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, David W. Dorman, Chairman of the Board and Chief Executive Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  May 13, 2003


                                        /s/  David W. Dorman
                                        -----------------------
                                             David W. Dorman


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, Thomas W. Horton, Senior Executive Vice President, Chief Financial Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  May 13, 2003


                                        /s/  Thomas W. Horton
                                        -------------------------
                                             Thomas W. Horton


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.