Form 10-Q
period 2003-06-30
AT&T CORP
filed 2003-08-12
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




           .X. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                       Telephone - Area Code 908-221-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes .X  No ...

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes .X No ...


At July 31, 2003, the following shares of stock were outstanding: AT&T common stock - 788,059,730

PART I - FINANCIAL INFORMATION


                       AT&T CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                                     ---------------------------------------------------------------
                                                                        For the Three Months Ended       For the Six Months Ended
                                                                                 June 30,                        June 30,
                                                                     ---------------------------------------------------------------
                                                                           2003           2002            2003            2002
                                                                     ---------------------------------------------------------------
                                                                           Dollars in millions (except per share amounts)
Revenue                                                              $    8,795     $    9,580     $    17,781     $    19,128

Operating Expenses
Access and other connection                                               2,708          2,747           5,406           5,535
Costs of services and products (excluding depreciation
  of $880, $865, $1,734 and $1,712 included below)                        1,958          2,086           3,969           4,100
Selling, general and administrative                                       1,837          1,942           3,758           3,879
Depreciation and amortization                                             1,197          1,213           2,383           2,388
Net restructuring and other charges                                          66              -              70               -
                                                                     ---------------------------------------------------------------
Total operating expenses                                                  7,766          7,988          15,586          15,902
                                                                     ---------------------------------------------------------------
Operating income                                                          1,029          1,592           2,195           3,226

Other income (expense), net                                                  86            (50)             96            (105)
Interest (expense)                                                         (296)          (336)           (628)           (732)
                                                                     ---------------------------------------------------------------
Income from continuing operations before income taxes,
  minority interest income, and net (losses) related to
  equity investments                                                        819          1,206           1,663           2,389
(Provision) for income taxes                                               (308)          (513)           (605)           (992)
Minority interest income                                                      -             33               1              53
Net earnings (losses) related to equity investments                          25           (123)              6            (401)
                                                                     ---------------------------------------------------------------
Income from continuing operations                                           536            603           1,065           1,049
Net (loss) from discontinued operations (net of income tax
  benefit of $0, $5,581, $0 and $5,806)                                       -        (13,433)              -         (13,998)
                                                                     ---------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes                536        (12,830)          1,065         (12,949)
Cumulative effect of accounting changes [net of income taxes
  of $0, $0, $(26) and $530]                                                  -              -              42            (856)
                                                                     ---------------------------------------------------------------
Net income (loss)                                                    $      536     $  (12,830)    $     1,107     $   (13,805)
                                                                     ---------------------------------------------------------------
Per basic share:
Earnings from continuing operations                                  $     0.68     $     0.83     $      1.36     $      1.46
(Loss) from discontinued operations                                           -         (18.41)              -          (19.46)
Cumulative effect of accounting changes                                       -              -            0.05           (1.19)
                                                                     ---------------------------------------------------------------
Earnings (loss) per basic share                                      $     0.68     $   (17.58)    $      1.41     $    (19.19)
                                                                     ---------------------------------------------------------------

Per diluted share:
Earnings from continuing operations                                  $     0.68     $     0.80     $      1.36     $      1.41
(Loss) from discontinued operations                                           -         (17.91)              -          (18.81)
Cumulative effect of accounting changes                                       -              -            0.05           (1.15)
                                                                     ---------------------------------------------------------------
Earnings (loss) per diluted share                                    $     0.68     $   (17.11)    $      1.41     $    (18.55)
                                                                     ---------------------------------------------------------------

    The notes are an integral part of the consolidated financial statements.


                               AT&T CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                                                                                    At              At
                                                                                                 June 30,      December 31,
                                                                                                   2003            2002
                                                                                    ------------------------------------------------
                                                                                                    Dollars in millions
                                                                                                (except per share amounts)
ASSETS
Cash and cash equivalents                                                                     $     5,256       $     8,014
Accounts receivable, less allowances of $709 and $669                                               4,771             5,286
Deferred income taxes                                                                                 779               910
Other current assets                                                                                1,026             1,693
                                                                                    ------------------------------------------------
TOTAL CURRENT ASSETS                                                                               11,832            15,903

Property, plant and equipment, net of accumulated depreciation of
  $33,017 and $31,021                                                                              24,831            25,604
Goodwill                                                                                            4,727             4,626
Other purchased intangible assets, net of accumulated amortization
  of $280 and $244                                                                                    530               556
Prepaid pension costs                                                                               3,723             3,596
Other assets                                                                                        4,741             4,987
                                                                                    ------------------------------------------------
TOTAL ASSETS                                                                                  $    50,384       $    55,272
                                                                                    ------------------------------------------------
LIABILITIES
Accounts payable                                                                              $     3,300       $     3,819
Payroll and benefit-related liabilities                                                               963             1,519
Debt maturing within one year                                                                       3,915             3,762
Other current liabilities                                                                           2,895             2,924
                                                                                    ------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                          11,073            12,024

Long-term debt                                                                                     13,563            18,812
Long-term benefit-related liabilities                                                               4,185             4,001
Deferred income taxes                                                                               5,047             4,739
Other long-term liabilities and deferred credits                                                    3,233             3,384
                                                                                     -----------------------------------------------
TOTAL LIABILITIES                                                                                  37,101            42,960

SHAREOWNERS' EQUITY
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares;
  issued and outstanding 787,543,059 shares (net of 171,760,068 treasury shares) at June 30, 2003 and 783,037,580 shares
  (net of 171,801,716 treasury shares) at December 31, 2002                                           788               783
Additional paid-in capital                                                                         27,980            28,163
Accumulated deficit                                                                               (15,459)          (16,566)
Accumulated other comprehensive (loss)                                                                (26)              (68)
                                                                                    ------------------------------------------------
TOTAL SHAREOWNERS' EQUITY                                                                          13,283            12,312
                                                                                    ------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                     $    50,384       $    55,272
                                                                                    ------------------------------------------------

    The notes are an integral part of the consolidated financial statements.


                              AT&T CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                      (UNAUDITED)
                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                                2003            2002
                                                                                           ------------------------------
                                                                                                 Dollars in millions
AT&T Common Stock
  Balance at beginning of year                                                             $     783       $     708
  Shares issued, net:
    Under employee plans                                                                           4               4
    For funding AT&T Canada obligation                                                             -              46
    Redemption of TCI Pacific preferred stock                                                      -              10
    Other                                                                                          1               1
Balance at end of period                                                                         788             769

Additional Paid-In Capital
  Balance at beginning of year                                                                28,163          54,798
  Shares issued, net:
    Under employee plans                                                                          71             265
    For funding AT&T Canada obligation                                                             -           2,485
    Redemption of TCI Pacific preferred stock                                                      -           2,087
    Other                                                                                         16              21
  Dividends declared                                                                            (295)           (278)
  Other                                                                                           25              10
Balance at end of period                                                                      27,980          59,388

Accumulated deficit
  Balance at beginning of year                                                               (16,566)         (3,484)
  Net income (loss)                                                                            1,107         (13,805)
  Treasury shares issued at less than cost                                                         -               1
Balance at end of period                                                                     (15,459)        (17,288)

Accumulated Other Comprehensive (Loss)
  Balance at beginning of year                                                                   (68)           (342)
  Other comprehensive income                                                                      42             228
Balance at end of period                                                                         (26)           (114)

Total Shareowners' Equity                                                                  $  13,283       $  42,755

Summary of Total Comprehensive Income (Loss):
Income (loss) before cumulative effect of accounting changes                               $   1,065       $ (12,949)
Cumulative effect of accounting changes                                                           42            (856)
Net income (loss)                                                                              1,107         (13,805)
Other Comprehensive Income (Loss):
  Net foreign currency translation adjustment [net of income taxes
    of $(80) and $(31)]                                                                          128              49
  Net revaluation of certain financial instruments:
    Unrealized gains (losses) [net of income taxes of $(60) and $425]                             97            (688)
    Recognition of previously unrealized (gains) losses [net of income
      taxes of $110 and $(538)]*                                                                (177)            867
  Net minimum pension liability adjustment [net of income taxes of $3 and $0]                     (6)              -
Comprehensive Income (Loss)                                                                $   1,149       $ (13,577)

*See note 4 for a summary of the "Recognition of previously unrealized (gains) losses."

AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

    The notes are an integral part of the consolidated financial statements.

                                AT&T CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                                                   For the Six Months Ended
                                                                                                           June 30,
                                                                                                ------------------------------
                                                                                                     2003            2002
                                                                                                ------------------------------
                                                                                                     Dollars in millions
OPERATING ACTIVITIES
Net income (loss)                                                                               $   1,107       $ (13,805)
Deduct:
  Loss from discontinued operations - net of income taxes                                               -         (13,998)
  Cumulative effect of accounting changes - net of income taxes                                        42            (856)
                                                                                                --------------------------
Income from continuing operations                                                                   1,065           1,049

Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Net gains on sales of businesses and investments                                                  (37)            (13)
    Cost investment impairment charges                                                                  -             141
    Net restructuring and other charges                                                                70               -
    Depreciation and amortization                                                                   2,383           2,388
    Provision for uncollectible receivables                                                           406             485
    Deferred income taxes                                                                             376             430
    Net revaluation of certain financial instruments                                                    -              58
    Minority interest income                                                                           (1)            (53)
    Net pretax losses related to equity investments                                                   (33)            650
    Decrease in receivables                                                                           140             226
    Decrease in accounts payable                                                                     (308)           (298)
    Net change in other operating assets and liabilities                                              336            (916)
    Other adjustments, net                                                                            (44)           (128)
                                                                                                --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                                  4,353           4,019
                                                                                                --------------------------
INVESTING ACTIVITIES
Capital expenditures and other additions                                                           (1,629)         (1,964)
Proceeds from sale or disposal of property, plant and equipment                                        23             251
Investment sales and distributions                                                                    101               5
Net (acquisitions) dispositions of businesses, net of cash acquired                                  (158)             16
Increase in restricted cash                                                                           (30)           (413)
Other investing activities, net                                                                       (27)            (17)
                                                                                                --------------------------
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                   (1,720)         (2,122)
                                                                                                --------------------------
FINANCING ACTIVITIES
Retirement of long-term debt, including redemption premiums                                        (4,039)           (509)
(Decrease) in short-term borrowings, net                                                           (1,270)         (6,029)
Issuance of AT&T common shares                                                                         64           2,593
Dividends paid on common stock                                                                       (294)           (267)
Proceeds from long-term debt issuances                                                                  -              57
Other financing activities, net                                                                       148               3
                                                                                                --------------------------
NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                                   (5,391)         (4,152)
                                                                                                --------------------------
Net cash (used in) discontinued operations                                                              -          (2,776)
Net (decrease) in cash and cash equivalents                                                        (2,758)         (5,031)
Cash and cash equivalents at beginning of year                                                      8,014          10,680
                                                                                                --------------------------
Cash and cash equivalents at end of period                                                      $   5,256       $   5,649
                                                                                                --------------------------


    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. (AT&T or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarter ended March 31, 2003. We have reclassified certain prior period amounts to conform to our current presentation including a restatement to reflect AT&T Broadband as a discontinued operation and a restatement of shares and earnings per share to reflect the November 18, 2002, 1-for-5 reverse stock split.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STOCK-BASED COMPENSATION

     AT&T has a Long-Term Incentive Program under which AT&T grants stock options, performance shares, restricted stock and other awards in AT&T common stock. We also have an Employee Stock Purchase Plan (ESPP). Effective May 31, 2003, we suspended employee purchases of company stock under the ESPP. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation" and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we applied Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB No. 25, no compensation expense was recognized other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we modified the terms of the stock option vesting schedule.

     If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share amounts would have been as follows:

                                                                            For the Three Months          For the Six Months
                                                                               Ended June 30,               Ended June 30,
                                                                              2003        2002             2003        2002
                                                                            -------------------------------------------------
                                                                               Dollars in millions (except per share amounts)
        Net income (loss)                                                   $   536    $(12,830)          $1,107    $(13,805)
        Add:
          Stock-based employee compensation included in
          reported results from continuing operations, net of taxes              24          14               34          35

          Stock-based employee compensation included in
          reported results from discontinued operations, net of taxes             -           2                -           4

        Deduct:
          Total stock-based employee compensation expense
          determined under the fair value method for all awards
          relating to continuing operations, net of taxes                       (61)        (61)            (109)       (127)

          Total stock-based employee compensation expense
          determined under the fair value method for all awards
          relating to discontinued operations, net of taxes                       -         (17)               -         (34)
                                                                            -------------------------------------------------
        Pro forma net income (loss)                                         $   499    $(12,892)          $1,032    $(13,927)
                                                                            -------------------------------------------------
             Basic earnings (loss) per share                                $  0.68    $ (17.58)          $ 1.41    $ (19.19)
             Proforma basic earnings (loss) per share                       $  0.63    $ (17.66)          $ 1.31    $ (19.36)

             Diluted earnings (loss) per share                              $  0.68    $ (17.11)          $ 1.41    $ (18.55)
             Proforma diluted earnings (loss) per share                     $  0.63    $ (17.19)          $ 1.31    $ (18.71)

     Pro forma earnings from continuing operations were $499 million and $556 million for the three months ended June 30, 2003 and 2002, respectively, and were $990 million and $957 million for the six months ended June 30, 2003 and 2002, respectively. Pro forma (loss) from discontinued operations was $(13,448) million and $(14,028) million for the three and six months ended June 30, 2002, respectively.

     Pro forma earnings (loss) per basic share from continuing operations was $0.63 and $0.77 for the three months ended June 30, 2003 and 2002, respectively, and was $1.26 and $1.33 for the six months ended June 30, 2003 and 2002, respectively. Pro forma earnings (loss) per basic share from discontinued operations was $(18.43) and $(19.50) for the three and six months ended June 30, 2002, respectively.

     Pro forma earnings (loss) per diluted share from continuing operations was $0.63 and $0.74 for the three months ended June 30, 2003 and 2002, respectively, and was $1.26 and $1.29 for the six months ended June 30, 2003 and 2002, respectively. Pro forma earnings (loss) per diluted share from discontinued operations was $(17.93) and $(18.85) for the three and six months ended June 30, 2002, respectively.

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

     AT&T historically included in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, upon adoption of SFAS No. 143, AT&T reversed the amount accrued in accumulated depreciation. As of January 1, 2003, AT&T recorded net income of $42 million as the cumulative effect of a change in accounting principle primarily related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, partially offset by the cumulative effect impact on accumulated depreciation, will result in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected as a cost in the period incurred as "Costs of services and products."


4.   SUPPLEMENTARY FINANCIAL INFORMATION

                                                                   AT&T               AT&T
                                                                 Business           Consumer             Total
                                                                 Services           Services              AT&T
                                                                 ---------------------------------------------
                                                                              Dollars in millions
        GOODWILL
        Balance at January 1, 2003                               $ 4,556              $ 70             $ 4,626
        Translation adjustment                                       101                 -                 101
                                                                 ---------------------------------------------
        Balance at June 30, 2003                                 $ 4,657              $ 70             $ 4,727
                                                                 ---------------------------------------------

                                                               Gross Carrying     Accumulated             Net
                                                                  Amount          Amortization     Intangible Assets
                                                               -----------------------------------------------------
                                                                              Dollars in millions
        INTANGIBLE ASSETS
        Amortizable purchased intangible assets
          at June 30, 2003:
            Customer lists and relationships                      $ 565              $ 153             $ 412
            Other                                                   245                127               118
                                                               -----------------------------------------------------
        Total intangible assets                                   $ 810              $ 280             $ 530
                                                               -----------------------------------------------------

     The amortization expense associated with purchased intangible assets for the three and six months ended June 30, 2003, was $17 million and $33 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $70 million for the year ending December 31, 2003, $60 million for the year ending December 31, 2004, $55 million for each of the years ending December 31, 2005 and 2006, and $30 million for the year ending 2007.

     INCOME TAXES
     The current income taxes payable balance included in Other Current Liabilities on the Consolidated Balance Sheet at June 30, 2003 and December 31, 2002 was $758 million and $362 million, respectively.

     SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED LOSSES (GAINS) AND THE LINE ITEMS IMPACTED

     For the Six Months Ended June 30,                                          2003                      2002
                                                                           Pretax   After-tax        Pretax   After-tax
                                                                                        Dollars in millions
          Other income/expense, net:
          Other-than-temporary investment impairments                      $   -       $   -         $  140      $ 86
          Sale/exchange of various securities                               (187)       (115)             -         -
          Other financial instrument activity                               (100)        (62)             -         -

          Income from discontinued operations                                  -           -          1,265       781
                                                                           ------------------------------------------
          Total recognition of previously unrealized (gains) losses        $(287)      $(177)        $1,405      $867
                                                                           ------------------------------------------

5.   EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     On November 18, 2002, a 1-for-5 reverse stock split of AT&T common stock as approved by shareowners on July 10, 2002, was effected. Shares (except shares authorized) and per share amounts were restated to reflect the stock split on a retroactive basis.

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, the employee must pay upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.



     A reconciliation of the share components for basic to diluted EPS is as follows:

                                                                      For the Three Months     For the Six Months
                                                                         Ended June 30,          Ended June 30,
                                                                       2003(1)      2002(1)     2003(1)     2002(1)
                                                                      --------------------------------------------
                                                                                    Shares in millions
        Weighted-average common shares                                787          730         786         720
        Effect of dilutive securities:
          Stock options                                                 -            -           -           -
          Preferred stock of subsidiary                                 -            2           -           6
          Convertible quarterly income preferred securities             -           18           -          18
                                                                      ----------------------------------------
        Weighted-average common shares and potential common shares    787          750         786         744
                                                                      ----------------------------------------

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


6.   NET RESTRUCTURING AND OTHER CHARGES

     In the second quarter of 2003, net restructuring and other charges of $66 million reflected $57 million of separation costs and $9 million of benefit plan curtailment costs associated with the Company's management realignment efforts (impacting approximately 90 senior managers). Such management realignment efforts will continue throughout 2003 and will result in additional charges that are expected to be similar to or slightly higher than the charges recorded in the current quarter. Approximately 36% of affected employees have exited the business as of June 30, 2003, with the remainder expected to be off-roll by the end of 2003.

     The following table displays the activity and balances of the restructuring reserve account:

                                                                  Type of Cost
                                                 --------------------------------------------------
                                                  Employee         Facility
                                                 Separations       Closings       Other       Total
                                                 --------------------------------------------------
                                                               Dollars in millions
        Balance at January 1, 2003               $ 379             $ 283          $ 3         $ 665
           Additions                                57                 -            -            57
           Deductions                             (199)              (40)          (1)         (240)
                                                 ---------------------------------------------------
        Balance at June 30, 2003                 $ 237             $ 243          $ 2         $ 482
                                                 ---------------------------------------------------

     Deductions primarily reflect cash payments, which included cash termination benefits of $191 million, funded primarily through cash from operations.

     Relative to the business restructuring reserves recorded during the third and fourth quarters of 2002, approximately 64% of the employees affected by these exit plans have left their positions as of June 30, 2003, with the remaining reductions to occur throughout 2003.

     Net restructuring and other charges of $70 million for the six months ended June 30, 2003, primarily consisted of $66 million associated with the Company's management realignment.


7.   DISCONTINUED OPERATIONS

     AT&T BROADBAND

     AT&T Broadband, composed primarily of the AT&T Broadband segment, was spun-off to AT&T shareowners on November 18, 2002, and simultaneously combined with Comcast Corporation (Comcast). Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," AT&T Broadband was accounted for as a discontinued operation. In accordance with SFAS No. 144, prior period financial statements have been restated to reflect AT&T Broadband as a discontinued operation in all periods. As a discontinued operation, the revenue, expenses and cash flows of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through the date of separation within "Net
     (loss) from discontinued operations" and as "Net cash (used in) discontinued operations."

     Revenue for AT&T's Broadband business was $2,526 million and $4,965 million for the three and six months ended June 30, 2002, respectively. Net (loss) from discontinued operations before income taxes was $(18,882) million [$(13,345) million after-tax] for the three months ended June 30, 2002, and $(19,672) million [$(13,910) million after-tax] for the six months ended June 30, 2002. For the three and six months ended June 30, 2002, interest expense of $103 million and $173 million, respectively, was allocated to discontinued operations based on the balance of intercompany debt between AT&T Broadband and AT&T.

     LUCENT TECHNOLOGIES INC.

     Net (loss) from discontinued operations for the three and six months ended June 30, 2002, included an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent. et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs recorded in the second quarter of 2002 totaled $132 million pretax ($88 million after-tax). (In the fourth quarter of 2002, this initial estimate was reduced to $45 million [$33 million after-tax]). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.


8.   INVESTMENTS

     AT&T CANADA

     AT&T had an approximate 31% ownership interest in AT&T Canada. Pursuant to a 1999 merger agreement, AT&T had a commitment to purchase, or arrange for another entity to purchase, the publicly-owned shares of AT&T Canada for the Back-end Price, which was the greater of a contractual floor price or the fair market value. The floor price accreted 4% each quarter, commencing on June 30, 2000.

     In 2001, AT&T recorded charges reflecting the difference between the underlying value of publicly owned AT&T Canada shares and the price AT&T had committed to pay for them, including the 4% accretion of the floor price. In the second quarter of 2002, AT&T recorded charges of $0.1 billion after-tax ($0.2 billion pretax) reflecting the accretion of the floor price. Included in the first half of 2002, were charges of $0.3 billion after-tax ($0.5 billion pretax) reflecting further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price. The charges are included in "Net earnings (losses) related to equity investments."

     During 2002, AT&T arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, AT&T agreed to fund the purchase price on behalf of the third parties. On June 11, 2002, AT&T completed a public equity offering of 46 million shares of AT&T common stock for net proceeds of $2.5 billion, to satisfy a portion of this obligation. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the purchase in October, 2002. Although AT&T held an equity interest in AT&T Canada throughout 2002, it did not record equity earnings or losses since its investment balance was written down to zero largely through losses generated by AT&T Canada. During the first half of 2003, AT&T disposed of all of its AT&T Canada shares.

     At June 30, 2002, AT&T had a 31% ownership interest in AT&T Canada. Summarized financial information for the three and six months ended June 30, 2002, for this investment accounted for under the equity method was as follows:

                                                                   For the Three Months       For the Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                           2002                      2002
                                                                   ---------------------------------------------
                                                                               (Dollars in millions)
        Revenue                                                          $ 246                      $ 487
        Operating (loss)                                                  (841)                      (874)
        (Loss) from continuing operations before extraordinary
          items and cumulative effect of accounting changes               (953)                    (1,052)
        Net (loss)                                                      (1,932)                    (2,031)

     CONCERT

     On April 1, 2002, Concert, our 50% owned joint venture with British Telecommunications plc (BT), was unwound and the venture's assets and customer accounts were distributed back to the parent companies, as agreed to in 2001. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. In conjunction with the unwind of Concert, AT&T paid BT $158 million in the first quarter of 2003. In the second quarter of 2003, a $28 million after-tax benefit ($45 million pretax) was recorded within "Net earnings (losses) related to equity investments" due to the favorable settlement of certain items in connection with the Concert unwind.

     AT&T had various related party transactions with Concert until the joint venture was unwound on April 1, 2002. Included in "Revenue" was $268 million for services provided to Concert for the six months ended June 30, 2002. Included in "Access and other connection" expense are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $491 million for the six months ended June 30, 2002.


     AT&T Wireless

     In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash (see note 9). Also in February, AT&T sold its remaining investment in AT&T Wireless (approximately 12.2 million shares) for $72 million, resulting in a gain of $22 million recorded in "Other income (expense), net."


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

     The shares of AT&T Wireless common stock were accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in the carrying value of the underlying securities that are not "other-than-temporary" being recorded as unrealized gains or losses, net of income taxes, within "Accumulated other comprehensive (loss)" as a component of shareowners' equity.

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

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk to interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to the LIBOR. In the second quarter of 2003, we entered into $1 billion of notional fixed-to-floating interest rate swaps, which we designated as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The weighted-average receive rate and pay rate for these swaps at June 30, 2003 was 4.23% and 2.57%, respectively.

     In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. The fair value of such arrangements has increased $530 million since December 31, 2002 to $1,190 million at June 30, 2003, primarily due to the strength of the EURO currency compared with U.S. dollars.

     In connection with the combined interest rate swap agreements, as of June 30, 2003, we had received $146 million of cash collateral (included in "Cash" in the Consolidated Balance Sheet) and $29 million of security collateral (included in "Other current assets" in the Consolidated Balance Sheet).


11.  EQUITY TRANSACTIONS

     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable at the option of the holder for 1.673 shares of AT&T common stock. As of June 30, 2002, all outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock were either exchanged or redeemed for approximately 10.4 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

     During 2002, AT&T issued 2.9 million shares of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Approximately 2.8 million shares were issued in the second quarter of 2002 and 0.1 million shares in the third quarter of 2002. Pursuant to AT&T's deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The impact of the issuance of these shares resulted in an increase to total shareowners' equity of $0.2 billion.

     In June 2002, AT&T completed a public equity offering of 46 million shares of AT&T common stock for net proceeds of $2.5 billion. AT&T utilized the proceeds from the offering to satisfy a portion of its obligation to AT&T Canada common shareholders (see note 8).


12.  COMMITMENTS AND CONTINGENCIES

     In connection with the separation of its former subsidiaries, AT&T has entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, AT&T shares in the cost of certain litigation (relating to matters while affiliated with AT&T) if the settlement exceeds certain thresholds. With the exception of one matter already reserved for (Sparks, et al. v. AT&T Lucent Technologies, see note 7) , we have assessed that none of the litigation liabilities allocated to former subsidiaries were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.


     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.


     Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2003. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at June 30, 2003, would not be material to our annual consolidated financial statements.

13.  SEGMENT REPORTING

     AT&T's results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. AT&T evaluates performance based on several factors, of which the primary financial measure is operating income.

     Our existing segments reflect certain managerial changes that were implemented during 2003. The changes primarily include a redistribution of property, plant and equipment from the Corporate and Other group to AT&T Business Services and a transfer of deferred taxes from AT&T Consumer Services to the Corporate and Other group.

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

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively these services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services also provides all distance services, which bundle long distance, local and local toll.

     The balance of AT&T's continuing operations is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.

     Total assets for our reportable segments include all assets, except intercompany receivables. AT&T prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments and additions to internal-use software (which are included in "Other assets").

     AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. Generally, AT&T Business Services accounts for these sales as contra-expense.

     REVENUE                                                    For the Three Months               For the Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                                2003            2002               2003           2002
                                                                ------------------------------------------------------
                                                                                Dollars in millions
        AT&T Business Services external revenue                 $ 6,406         $ 6,650         $ 12,843       $ 13,095
        AT&T Business Services internal revenue                       -              92                -            175
                                                                -------------------------------------------------------
        Total AT&T Business Services revenue                      6,406           6,742           12,843         13,270
        AT&T Consumer Services external revenue                   2,376           2,911            4,912          5,997
                                                                -------------------------------------------------------
        Total reportable segments                                 8,782           9,653           17,755         19,267
        Corporate and Other                                          13             (73)              26           (139)
                                                                -------------------------------------------------------
        Total revenue                                           $ 8,795         $ 9,580         $ 17,781       $ 19,128
                                                                -------------------------------------------------------

     RECONCILIATION OF OPERATING INCOME TO INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME,
       AND NET EARNINGS (LOSSES) RELATED TO EQUITY INVESTMENTS

                                                               For the Three Months         For the Six Months
                                                                  Ended June 30,              Ended June 30,
                                                               2003           2002         2003          2002
                                                               ------------------------------------------------
                                                                              Dollars in millions
        AT&T Business Services operating income                $  597         $  856       $1,197        $1,723
        AT&T Consumer Services operating income                   489            787        1,121         1,608
                                                               ------------------------------------------------
        Total reportable segments operating income              1,086          1,643        2,318         3,331
        Corporate and Other operating (loss)                      (57)           (51)        (123)         (105)
                                                               ------------------------------------------------
        Operating income                                        1,029          1,592        2,195         3,226
        Other income (expense), net                                86            (50)          96         (105)
        Interest (expense)                                       (296)          (336)        (628)        (732)
                                                               ------------------------------------------------
        Income from continuing operations before
          income taxes, minority interest income, and
          net earnings(losses) related to equity               $  819         $1,206       $1,663        $2,389
          investments                                          ------------------------------------------------

      ASSETS                                                                At                        At
                                                                         June 30,                December 31,
                                                                           2003                      2002
                                                                     ------------------------------------------
                                                                                Dollars in millions
        AT&T Business Services                                         $   35,432                $  36,389
        AT&T Consumer Services                                              1,152                    1,390
                                                                     ------------------------------------------
        Total reportable segments                                          36,584                   37,779
        Corporate and Other assets*                                        13,800                   17,493
                                                                     ------------------------------------------
        Total assets                                                   $   50,384                $  55,272
                                                                     ------------------------------------------

        *  Includes cash of $5.0 billion at June 30, 2003, and $7.8 billion at December 31, 2002.


     Geographic information is not presented due to the immateriality of revenue attributable to international customers.

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

14.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46, adopted by AT&T in July 2003, requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. Based on the new standard, two entities that AT&T leases buildings from qualify as VIEs and therefore became subject to consolidation as of July 1, 2003. AT&T has no ownership interest in either entity, but provides guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. FIN 46 will add $431 million of assets (principally the properties we lease) and $476 million of liabilities (principally debt secured by the properties) to our consolidated balance sheet. This will result in a charge of approximately $28 million, net of income taxes, as the cumulative effect of an accounting change in the third quarter of 2003.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on our results of operations, financial position and cash flows.


     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. SFAS No. 150 will not have an impact upon initial adoption and is not expected to materially impact AT&T's ongoing results of operations, financial position or cash flows.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for AT&T, is July 1, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact to AT&T's ongoing results of operations, financial position or cash flows.

     In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 will not have an impact upon initial adoption and based on arrangements in place today, will not have a material effect on our results of operations, financial position and cash flows.


15.  SUBSEQUENT EVENTS

     On August 6, 2003, AT&T received initial commitments from JP Morgan and Citigroup for a portion of a new bank facility of up to $2.0 billion. The banks have also agreed to act as lead arrangers to syndicate the balance of the 364-day credit facility. The proposed new bank facility will replace AT&T's existing undrawn $3.0 billion facility, which matures in October 2003.

     On August 8, 2003, AT&T employees represented by the CWA (Communications Workers of America) and the IBEW (International Brotherhood of Electrical Workers) ratified the extension of their current contracts through December 10, 2005. Those contracts include the AT&T/CWA Operations agreement, AT&T/CWA Local Network Services agreement in Mesa, Arizona, Independence, Ohio and Maryland Heights, Missouri, and the AT&T/IBEW Operations Agreement.

                           AT&T CORP. AND SUBSIDIARIES

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

These forward-looking statements, including, without limitation, those relating to the future business prospects, revenue, working capital, liquidity, capital needs, network build-out, interest costs and income, are necessary estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside AT&T's control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation:

|X| the impact of existing and new competitors in the markets in which AT&T competes, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

|X| the impact of oversupply of capacity resulting from excessive deployment of network capacity,

|X| the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

|X| the effects of vigorous competition in the markets in which the Company operates, which may decrease prices charged, increase churn and change customer mix and profitability,

|X| the ability to establish a significant market presence in new geographic and service markets,

|X| the requirements imposed on the Company or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations,

|X| the risks associated with technological requirements, wireless, Internet or other technology substitution and changes and other technological developments,

|X|  the results of litigation filed or to be filed against the Company, and

|X| the possibility of one or more of the markets in which the Company competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control.

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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and six months ended June 30, 2003, and 2002, and financial condition as of June 30, 2003, and December 31, 2002.


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


CONSOLIDATED RESULTS OF OPERATIONS

The comparison of 2003 results with 2002 results was impacted by the April 1, 2002 unwind of Concert, our joint venture with British Telecommunications plc
(BT). The venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. As a result, the results for the second quarter of 2002 and year-to-date 2003 include revenue and expenses associated with these customers and businesses, while the period of January 1, 2002 through March 31, 2002 includes our proportionate share of Concert's earnings and related charges in "Net (losses) related to equity investments."

During 2002, AT&T's interest in AT&T Latin America was fully consolidated in AT&T's results. In December 2002, AT&T signed a non-binding term-sheet for the sale of its 69% economic interest (95% voting interest) in AT&T Latin America and began accounting for AT&T Latin America as an asset held for sale (the operations of AT&T Latin America did not qualify for treatment as a discontinued operation). As a result of this action, in the fourth quarter of 2002 we wrote down AT&T Latin America's assets and liabilities to fair value and reclassified these assets and liabilities to "Other current assets" and "Other current liabilities" at December 31, 2002. The operating losses of AT&T Latin America for the first half of 2003 are reflected in "Net restructuring and other charges." On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy and on June 30, 2003, the AT&T appointed members of the AT&T Latin America Board of Directors resigned. They were replaced with three new independent directors. This action resulted in the deconsolidation of AT&T Latin America as of June 30, 2003.

The consolidated financial statements of AT&T reflect AT&T Broadband as a discontinued operation. AT&T Broadband was spun-off to AT&T shareowners on November 18, 2002, and simultaneously combined with Comcast Corporation. Accordingly, the revenue, expenses and cash flows of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported as "Net (loss) from discontinued operations" and as "Net cash (used in) discontinued operations" for all applicable periods.

Revenue                                                            For the Three Months          For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                  2003            2002           2003           2002
                                                                --------------------------------------------------------
                                                                                  Dollars in millions
AT&T Business Services                                            $ 6,406         $ 6,742        $ 12,843       $ 13,270
AT&T Consumer Services                                              2,376           2,911           4,912          5,997
Corporate and Other                                                    13             (73)             26           (139)
                                                                ---------------------------------------------------------
Total revenue                                                     $ 8,795         $ 9,580        $ 17,781       $ 19,128
                                                                ---------------------------------------------------------

Total revenue decreased $0.8 billion, or 8.2%, in the second quarter of 2003 compared with the second quarter of 2002, and decreased $1.3 billion, or 7.0%, in the six months ended June 30, 2003, compared with the six months ended June 30, 2002. The declines were driven by the continued declines in stand-alone long distance voice revenue, totaling approximately $1.1 billion for the second quarter, and $1.9 billion for the six months ended June 30, 2003, compared with the respective prior year periods. The declines in stand-alone long distance revenue reflect competition, the impact of substitution by consumers, as well as pricing pressures and a decline in business retail, partially offset by strength in business wholesale. Total long distance volumes (including long distance volumes sold as part of a bundled product) increased as growth in lower-priced business wholesale and consumer prepaid volumes more than offset the declines in business retail and traditional consumer long distance volumes.

Partially offsetting the decreases in stand-alone long distance voice revenue were increases in bundled services revenue (local and long distance) at AT&T Consumer Services of approximately $0.2 billion for the second quarter, and $0.4 billion for the six months ended June 30, 2003, compared with the respective prior year periods. In addition, AT&T Business Services experienced increases in local services revenue of $0.1 billion for the quarter, and $0.2 billion for the six months ended June 30, 2003, compared with the respective prior year periods.

Revenue by segment is discussed in more detail in the segment results section.

Operating Expenses                                        For the Three Months           For the Six Months
                                                             Ended June 30,                Ended June 30,
                                                         -----------------------------------------------------
                                                          2003            2002           2003           2002
                                                         -----------------------------------------------------
                                                                         Dollars in millions
Access and other connection                               $ 2,708         $ 2,747        $ 5,406        $ 5,535
Costs of services and products                              1,958           2,086          3,969          4,100
Selling, general and administrative                         1,837           1,942          3,758          3,879
Depreciation and amortization                               1,197           1,213          2,383          2,388
Net restructuring and other charges                            66               -             70              -
                                                          -----------------------------------------------------
Total operating expenses                                  $ 7,766         $ 7,988        $15,586        $15,902
                                                          -----------------------------------------------------
Operating income                                          $ 1,029         $ 1,592        $ 2,195        $ 3,226
Operating margin                                            11.7%           16.6%          12.3%          16.9%

Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. Costs paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses.

Access and other connection expenses decreased 1.4%, or $39 million, in the second quarter of 2003 and declined 2.3%, or $129 million, for the first half of 2003 compared with the same periods of 2002, primarily driven by reductions in domestic access charges of $0.2 billion for the second quarter and $0.3 billion for the first half of 2003. The declines in domestic access charges were primarily due to lower Universal Service Fund contributions and per-line charges of $0.1 billion for the quarter and $0.2 billion for the year-to-date period primarily resulting from the decline in long distance voice revenue, as well as more efficient network usage and product mix aggregating $0.1 billion for the second quarter and $0.2 billion for the year-to-date period, partially offset by higher costs of $0.1 billion for the quarter and year-to-date period as a result of overall long distance volume growth. Also contributing to the decline in access expense for the year-to-date period were lower international connection charges of $0.1 billion as a result of lower rates as well as the reintegration of customers and assets from the unwind of Concert. These declines were partially offset by an increase in local connectivity costs of $0.1 billion for the quarter and $0.2 billion for the first half of 2003, primarily as a result of new state entries and subscriber increases.

Since most of the Universal Service Fund contributions, and per-line charges are passed through to the customer, these reductions generally result in a corresponding reduction in revenue.

Costs of services and products include costs of operating and maintaining our networks, costs to support our outsourcing contracts, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

Costs of services and products decreased $128 million, or 6.2%, in the second quarter of 2003 and $131 million, or 3.2%, in the first six months of 2003, compared with comparable prior year periods. The declines were primarily driven by the overall impact of lower revenue and the related costs. The decrease for the six months ended June 30, 2003 was partially offset by increased costs as a result of the reintegration of customers and assets from the unwind of Concert.

Selling, general and administrative (SG&A) expenses decreased $105 million, or 5.4%, in the second quarter of 2003 and $121 million, or 3.1%, in the first six months of 2003 compared with the comparable prior year periods. The decreases were driven by approximately $0.1 billion for the quarter and $0.3 billion for the year-to-date period of lower expenses due to lower long distance and brand advertising and promotional spending, cost control efforts, as well as reduced volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers. In addition, expenses decreased approximately $30 million for the quarter and $50 million for the year-to-date period due to transaction costs associated with AT&T's restructuring recorded during 2002. Such decreases were partially offset by approximately $0.1 billion for the quarter and $0.2 billion for the year-to-date period of increased spending by AT&T Business Services for sales and customer development costs as well as increased marketing and sales expenses associated with new local service offerings by AT&T Consumer Services. The declines were also partially offset by approximately $25 million for the quarter and $70 million for the year-to-date period of lower pension credits (income) and higher postretirement benefit costs resulting from a lower expected long-term rate of return and the effects of lower actual plan assets.

Depreciation and amortization expenses decreased $16 million, or 1.4%, in the second quarter of 2003, compared with the second quarter of 2002, and decreased $5 million, or 0.2%, in the first six months of 2003 compared with the first six months of 2002. The decreases were primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," coupled with lower depreciation associated with our AT&T Latin America subsidiary which was classified as an asset held for sale in December 2002. These declines were largely offset by an increase in the asset base. Total capital expenditures were $0.8 billion and $1.0 billion for the three months ended June 30, 2003 and 2002, respectively, and were $1.5 billion and $1.6 billion for the six months ended June 30, 2003 and 2002, respectively. We continue to focus the majority of our capital spending on our growth businesses of Internet protocol & enhanced services (IP&E services) and data services, both of which include managed services, as well as local voice services.

In the second quarter of 2003, net restructuring and other charges of $66 million reflected $57 million of separation costs and $9 million of benefit plan curtailment costs associated with the company's management realignment efforts (impacting approximately 90 senior managers). Such management realignment efforts will continue throughout 2003 and will result in additional charges that are expected to be similar to or slightly higher than the charges recorded in the current quarter. Approximately 36% of affected employees exited the business as of June 30, 2003, with the remainder expected to be off roll by the end of 2003. The exit plan is not expected to yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge recorded) in 2003, however, we expect to realize approximately $50 million of cash savings and benefit to operating income in subsequent years, when the exit plan is completed.

Net restructuring and other charges of $70 million for the six months ended June 30, 2003 primarily consisted of $66 million associated with the company's management realignment.

AT&T's operating income in the second quarter of 2003 decreased $0.6 billion, or 35.3%, compared with the second quarter of 2002. In the first half of 2003, AT&T's operating income decreased $1.0 billion, or 31.9%, compared with the first half of 2002. AT&T's operating margin was 11.7% in the second quarter of 2003 compared with 16.6% in the second quarter of 2002 and 12.3% in the first half of 2003, compared with 16.9% in the first half of 2002. The margin declines in 2003 compared with the prior quarter and year-to-date periods were primarily due to the decline in revenue coupled with a lower rate of decline in operating expenses as compared with the revenue rate of decline. The operating margin decline reflects pricing pressures, product substitution and a shift from higher-margin retail long distance services to lower-margin wholesale long distance service and other lower-margin services.

                                For the Three Months        For the Six Months
                                   Ended June 30,             Ended June 30,
                                ----------------------------------------------
                                 2003          2002        2003         2002
                                ----------------------------------------------
                                             Dollars in millions
Other income (expense), net      $ 86          $ (50)      $ 96         $ (105)


Other income (expense), net, in the second quarter of 2003 was income of $86 million compared with expense of $50 million in the second quarter of 2002. The favorable variance of $136 million was primarily due to greater investment-related income, lower investment impairment charges, primarily driven by impairment charges for Time Warner Telecom recorded in the second quarter of 2002, and lower losses related to mark-to-market adjustments on financial instruments.

Other income (expense), net, in the first half of 2003 was income of $96 million compared with expense of $105 million in the first half of 2002. The favorable variance of $201 million was primarily due to $0.1 billion of lower investment impairment charges, primarily driven by impairment charges for Time Warner Telecom recorded in the first half of 2002. Also contributing to the favorable variance were lower losses related to mark-to-market adjustments on financial instruments and increased gains on the sales of businesses and investments, primarily AT&T Wireless, totaling $0.1 billion. Partially offsetting these improvements was a $0.1 billion reserve recorded in 2003 related to certain leases of aircraft which are accounted for as leveraged leases. Also included in other income (expense), net, in the first half of 2003 was a $0.2 billion loss associated with the early repurchase of $3.7 billion of long-term debt. This loss was offset by a $0.2 billion gain, also in the first half of 2003, associated with the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock.

We continue to hold investments in leveraged leases of commercial aircraft, which we lease to domestic airlines as well as aircraft related companies. Should the financial difficulties in the U. S. airline industry lead to further bankruptcies or lease restructurings, AT&T could be expected to record additional losses associated with its aircraft lease portfolio.

                                 For the Three Months       For the Six Months
                                     Ended June 30,           Ended June 30,
                                 -----------------------------------------------
                                 2003          2002        2003          2002
                                 -----------------------------------------------
                                              Dollars in millions
Interest (expense)               $ (296)       $ (336)     $ (628)       $ (732)


Interest (expense) decreased 12.1%, or $40 million, in the second quarter of 2003 compared with the second quarter of 2002, and decreased 14.2%, or $104 million, in the first half of 2003 compared with the first half of 2002. The decrease was primarily due to a lower average debt balance in 2003 compared with 2002, reflecting our debt reduction efforts, slightly offset by interest rate step-ups within our existing debt portfolio.

                                 For the Three Months       For the Six Months
                                     Ended June 30,           Ended June 30,
                                 -----------------------------------------------
                                 2003          2002        2003          2002
                                 -----------------------------------------------
                                              Dollars in millions
(Provision) for income taxes     $ (308)       $ (513)     $ (605)       $ (992)
Effective tax rate                 37.7%         42.6%       36.4%         41.5%


The (provision) for income taxes decreased $205 million in the second quarter of 2003 compared with the second quarter of 2002. This decrease was primarily due to lower income before income taxes and the impact of a lower effective tax rate in the second quarter of 2003. The effective tax rate in the second quarter of 2003 was 37.7%, compared with 42.6% in the prior year quarter. The effective tax rate in 2002 was negatively impacted by the consolidation of AT&T Latin America losses, for which the Company was unable to record tax benefits.

The (provision) for income taxes decreased $387 million in the first half of 2003 compared with the same period of 2002. This decrease was primarily due to lower income before income taxes and the impact of a lower effective tax rate in the first half of 2003. The effective tax rate in the first half of 2003 was 36.4%, compared with 41.5% for the same period of 2002. The effective tax rate in 2003 was positively impacted by the recognition of tax benefits in connection with the exchange and sale of AT&T's remaining interest in AT&T Wireless common stock. The effective tax rate in 2002 was negatively impacted by the consolidation of higher AT&T Latin America losses, for which the Company was unable to record tax benefits.


                             For the Three Months            For the Six Months
                                 Ended June 30,                 Ended June 30,
                             ---------------------------------------------------
                             2003            2002            2003          2002
                             ---------------------------------------------------
                                              Dollars in millions

Minority interest income     $ -             $ 33            $ 1           $ 53


Minority interest income represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries. Minority interest income decreased $33 million in the second quarter of 2003 compared with the second quarter of 2002, and decreased $52 million in the first half of 2003 compared with the first half of 2002. The decreases were primarily due to our no longer recording minority interest income related to AT&T Latin America. In December 2002, AT&T fully utilized the minority interest balance related to AT&T Latin America.

                             For the Three Months            For the Six Months
                                 Ended June 30,                 Ended June 30,
                             ---------------------------------------------------
                             2003            2002            2003        2002
                             ---------------------------------------------------
                                              Dollars in millions

Net earnings (losses)
  related to equity
  investments                $ 25            $ (123)         $ 6         $ (401)


Net earnings (losses) related to equity investments, which are recorded net of income taxes, were earnings of $25 million in the second quarter of 2003 compared with losses of $123 million in the second quarter of 2002. The favorable variance was driven primarily by a $105 million after-tax charge ($169 million pretax) recorded in the second quarter of 2002 due to the accretion of the floor price of AT&T's obligations to purchase the shares of AT&T Canada not owned by AT&T. Also contributing to the variance was a $28 million after-tax favorable settlement in 2003 ($45 million pretax) of certain items in connection with the unwind of the Concert joint venture.

For the six months ended June 30, 2003, net earnings (losses) related to equity investments were earnings of $6 million compared with losses of $401 million for the six months ended June 30, 2002. The favorable variance was driven primarily by after-tax charges of $313 million ($507 million pretax) recorded in the first half of 2002 related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada not owned by AT&T. The charges reflected further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price of AT&T's obligation to purchase AT&T Canada shares. The variance was also positively impacted by equity losses from the Concert joint venture recorded in 2002 (prior to the unwind on April 1, 2002), combined with a favorable settlement in the second quarter of 2003 related to the unwind of the Concert joint venture, totaling $84 million after-tax ($136 million pretax).

                                For the Three Months         For the Six Months
                                   Ended June 30,              Ended June 30,
                                ------------------------------------------------
                                2003        2002          2003        2002
                                ------------------------------------------------
                                               Dollars in millions

Net (loss) from discontinued
  operations, net of income
  taxes                         $ -         $ (13,433)    $ -         $ (13,998)



Net (loss) from discontinued operations, net of income taxes, primarily represents the operating results of AT&T Broadband, which AT&T disposed of on November 18, 2002. Accordingly, the revenue and expenses of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Operations.

The operating results for AT&T Broadband for the three months ended June 30, 2002, was a loss of $13,345 million after-tax ($18,882 million pretax). For the six months ended June 30, 2002, AT&T Broadband's operating loss was $13,910 million after-tax ($19,672 million pretax).

Also included in the three and six months ended June 30, 2002 results was an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al.
v. AT&T and Lucent Technologies Inc. et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs recorded in the second quarter of 2002 totaled $88 million after-tax ($132 million pretax). (In the fourth quarter of 2002, this initial estimate was reduced to $33 million after-tax [$45 million pretax]). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be less than stated amounts, but it is not possible to estimate the amount at this time. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

                              For the Three Months            For the Six Months
                                 Ended June 30,                 Ended June 30,
                              --------------------------------------------------
                              2003           2002           2003         2002
                              --------------------------------------------------
                                              Dollars in millions

Cumulative effect of
  accounting changes          $ -            $ -            $ 42         $ (856)


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

Earnings Per Share
                                   For the Three Months      For the Six Months
                                      Ended June 30,           Ended June 30,
                                   ---------------------------------------------
                                     2003        2002       2003         2002
                                   ---------------------------------------------

Earnings from continuing
  operations per basic share         $ 0.68      $ 0.83     $ 1.36       $ 1.46
Total earnings (loss) per basic
  share                                0.68      (17.58)      1.41       (19.19)

Earnings from continuing
  operations per diluted share       $ 0.68      $ 0.80     $ 1.36       $ 1.41
Total earnings (loss) per diluted
  share                                0.68      (17.11)      1.41       (18.55)


Earnings per diluted share (EPS) from continuing operations declined $0.12 to $0.68 in the second quarter of 2003 compared with $0.80 per diluted share in the second quarter of 2002. For the six months ended June 30, 2003, EPS from continuing operations declined $0.05 to $1.36 compared with $1.41 for the six months ended June 30, 2002. The decline in both periods was primarily driven by lower operating income. Also contributing to the decline in both periods was higher average shares primarily resulting from AT&T common stock issued in conjunction with various equity transactions that took place during 2002 (see note 11). The decline in both periods was partially offset by favorable variances in net earnings related to equity investments, other income (expense) and interest expense.

In the second quarter of 2002, the total diluted loss per share of $17.11 included income from continuing operations as discussed above of $0.80 and a loss from discontinued operations of $17.91. Total EPS of $1.41 for the six months ended June 30, 2003, included earnings from continuing operations as discussed above of $1.36 and income related to the cumulative effect of an accounting change of $0.05. For the six months ended June 30, 2002, the total diluted loss per share of $18.55 included income from continuing operations as discussed above of $1.41, a loss from discontinued operations of $18.81, and a loss related to the cumulative effect of an accounting change of $1.15.


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

Our existing segments reflect certain managerial changes that were implemented during 2003. The changes primarily include a redistribution of property, plant and equipment from the Corporate and Other group to AT&T Business Services and a transfer of deferred taxes from AT&T Consumer Services to the Corporate and Other group.

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

                              For the Three Months       For the Six Months
                                  Ended June 30,           Ended June 30,
                              --------------------------------------------------
                              2003         2002          2003           2002
                              --------------------------------------------------
                                            Dollars in millions

Services revenue*             $ 6,336      $ 6,650       $ 12,703       $ 13,080
Equipment and product sales        70           92            140            190
                              --------------------------------------------------
Total revenue                 $ 6,406      $ 6,742       $ 12,843       $ 13,270
                              --------------------------------------------------
Operating income                $ 597        $ 856        $ 1,197        $ 1,723
Capital additions                 763          930          1,401          1,506


                                 At            At
                               June 30,    December 31,
                                2003          2002
                              ---------    ------------
Total assets                  $ 35,432     $ 36,389


*For the three and six months ended June 30, 2002, services revenue included $92 million and $175 million, respectively, of sales to AT&T Broadband, which were recorded as internal revenue through the November 18, 2002, date of disposition. Currently, sales to AT&T Broadband, now Comcast Corporation, are recorded as external revenue.

REVENUE

AT&T Business Services revenue decreased $336 million, or 5.0%, in the second quarter of 2003 and $427 million, or 3.2%, in the first half of 2003, compared with the same prior year periods. The decreases were primarily driven by declining long distance voice services, lower outsourcing contract revenue and related equipment and product sales and decreased data services, partially offset by growth in local voice services and IP&E services. The year to date growth rate was favorably impacted by the reintegration of Concert businesses on April 1, 2002. Additionally, both the quarter and year to date period growth rates were negatively impacted by AT&T Latin America being accounted for as an asset held for sale in 2003 (versus consolidated in 2002).

Long distance voice revenue for the second quarter of 2003 declined $351 million, or 10.9 %, to $2.9 billion and $438 million, or 7.0%, to $5.8 billion in the first half of 2003, compared with the same prior year periods. The declines were driven by a decrease in the average price per minute in both the retail and wholesale businesses compounded by a negative mix shift where volume declines in the retail business, are more than offset by strength in lower priced wholesale volumes. These factors are expected to continue to negatively impact revenue throughout 2003. Long distance volumes grew approximately 12% in both the second quarter and year to date periods of 2003 compared with 2002.

Data services revenue declined 4.1%, or $84 million, to $2.0 billion, compared with the second quarter of 2002, and declined 2.5%, or $102 million, to $4.0 billion, for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. The declines were primarily due to the continued decline in private line services (a service in which the connection is dedicated to the customer) driven by pricing and volume weakness. Excluding equipment and product sales, data services revenue declined 3.7% in the second quarter of 2003 compared with the second quarter of 2002, and declined 2.6% in the six months ended June 30, 2003, compared with the six months ended June 30, 2002.

IP&E services revenue increased $53 million, or 13.1%, to $459 million in the second quarter of 2003 compared with the second quarter of 2002 driven by increases in managed internet access, hosting and related equipment and product sales. For the six months ended June 30, 2003, IP&E services revenue increased $90 million, or 11.1% to $904 million, compared with the six months ended June 30, 2002, driven primarily by increases in managed internet access and hosting. Excluding equipment and product sales, IP&E services revenue increased 9.9% in the second quarter of 2003 compared with the second quarter of 2002, and increased 10.7% in the six months ended June 30, 2003, compared with the six months ended June 30, 2002.

Local voice services revenue grew $107 million, or 38.7%, to $384 million in the second quarter of 2003, and grew $174 million, or 31.9%, to $719 million in the six months ended June 30, 2003, compared with the same prior year periods. This growth reflects our continued focus on increasing the utilization of our existing footprint. There were approximately 4.2 million access lines in service at June 30, 2003, an increase of approximately 135 thousand since the end of the first quarter of 2003, after taking into account approximately 300 thousand broadband access lines not previously included in AT&T's total access lines. AT&T had approximately 3.3 million access lines in service at June 30, 2002.

OPERATING INCOME

Operating income declined $0.3 billion, or 30.3%, in the second quarter of 2003 compared with the second quarter of 2002, and declined $0.5 billion, or 30.5%, in the six months ended June 30, 2003, compared with the six months ended June 30, 2002. The declines were primarily due to the decrease in the long distance voice business resulting primarily from the impact of pricing pressures, volume declines due to weak demand in the retail business, as well as a shift from higher-margin long distance services to lower-margin growth services, which include wholesale services.

OTHER ITEMS

Capital additions were $763 million in the second quarter of 2003, and were $1.4 billion for the six months ended June 30, 2003. We continue to concentrate the majority of capital spending on our growth businesses, focusing on improving the customer experience and AT&T's overall cost structure.

Total assets declined $957 million, or 2.6%, at June 30, 2003, compared with December 31, 2002, primarily driven by lower net property, plant and equipment, a decrease in accounts receivable resulting from improved cash collections and lower revenue and a decrease in other current assets as a result of the deconsolidation of AT&T Latin America as of June 30, 2003. These declines were partially offset by favorable foreign currency adjustments and higher internal-use software.


AT&T CONSUMER SERVICES

AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these services represent stand-alone long distance and are not offered in conjunction with any other service. In addition, AT&T Consumer Services provides all distance services, which bundle long distance, local and local toll.

                             For the Three Months         For the Six Months
                                Ended June 30,              Ended June 30,
                             ---------------------------------------------------
                             2003          2002           2003           2002
                             ---------------------------------------------------
                                            Dollars in millions
Revenue                      $ 2,376       $ 2,911        $ 4,912        $ 5,997
Operating income                 489           787          1,121          1,608
Capital additions                 19            33             41             61


                              At            At
                            June 30,    December 31,
                             2003          2002
                            ------------------------
Total assets                $ 1,152      $ 1,390


REVENUE

AT&T Consumer Services revenue declined $0.5 billion, or 18.4%, in the second quarter of 2003 and declined $1.1 billion, or 18.1%, in the first half of 2003, compared with the same prior year periods. The decline in both periods was primarily due to a decline in stand-alone long distance voice services, which declined $0.7 billion to $1.8 billion in the second quarter of 2003 and declined $1.5 billion to $3.9 billion in the first half of 2003, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, these services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T such as bundled services. Partially offsetting these declines was an increase in bundled revenue of $0.2 billion to $0.5 billion for the second quarter of 2003, and an increase of $0.4 billion to $0.9 billion for the first half of 2003, reflecting an increase in subscribers primarily due to new markets entered into since June 30, 2002, including California, New Jersey, Indiana, Virginia, Maryland and Massachusetts as well as penetration in existing markets. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers. Total long distance calling volumes declined approximately 17% in the second quarter of 2003 and declined approximately 14% for the first half of 2003, compared with the same periods of 2002, as a result of competition and wireless and Internet substitution, partially offset by an increase in prepaid card usage. We expect product substitution, competition (including the continued entry of the Regional Bell Operating Companies (RBOC's) into the long distance market) and customer migration to lower-priced calling plans and products to continue to negatively impact AT&T Consumer Services revenue throughout 2003.

OPERATING INCOME

Operating income declined $0.3 billion, or 37.9%, in the second quarter of 2003 and declined $0.5 billion, or 30.3%, in the six months ended June 30, 2003, compared with the same periods in 2002. The declines were primarily due to the decline in the stand-alone long distance business.

Operating margin declined to 20.6% in the second quarter of 2003 from 27.0% in the second quarter of 2002, and declined to 22.8% in the first half of 2003 from 26.8% in the first half of 2002. The declining margins primarily reflect the revenue declines in these periods coupled with a lower rate of decline in SG&A.

OTHER ITEMS

Capital additions decreased $14 million, or 41.1%, in the second quarter of 2003, and declined $20 million, or 33.2%, for the first half of 2003 compared with the same periods of 2002.

Total assets declined $0.2 billion to $1.2 billion at June 30, 2003, from December 31, 2002. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.

CORPORATE AND OTHER

This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                             For the Three Months         For the Six Months
                                  Ended June 30,             Ended June 30,
                             ---------------------------------------------------
                             2003           2002          2003           2002
                             ---------------------------------------------------
                                            Dollars in millions

Revenue                      $ 13           $ (73)        $ 26           $ (139)
Operating (loss)              (57)            (51)        (123)            (105)
Capital additions               8              14           12               24


                              At             At
                           June 30,     December 31,
                             2003           2002
                           -------------------------
Total assets               $ 13,800     $ 17,493


REVENUE

For the second quarter of 2003, Corporate and Other revenue was $13 million, compared with negative $73 million for the second quarter of 2002. For the six months ended June 30, 2003, Corporate and Other revenue was $26 million, compared with negative $139 million for the six months ended June 30, 2002. The year-over-year changes were primarily due to lower eliminations of internal revenue in 2003 as a result of the split-off of AT&T Broadband in November 2002.

OPERATING INCOME

For the second quarter of 2003, the operating loss grew $6 million to $57 million, compared with the second quarter of 2002. For the six months ended June 30, 2003, the operating loss grew $18 million to a loss of $123 million, compared with the six months ended June 30, 2002. The increased operating loss in 2003 compared with 2002 for both the quarter and year-to-date periods was primarily due to a lower pension credit (income) primarily driven by a lower long-term expected rate of return and the effects of lower actual plan assets and higher postretirement expense primarily driven by revised actuarial estimates and assumptions, partly offset by transaction costs associated with AT&T's restructuring recorded during 2002. Also somewhat offsetting the year-to-date increase in losses was an asset impairment charge recorded in 2002.

OTHER ITEMS

Capital additions decreased $6 million in the second quarter of 2003 and declined $12 million in the first half of 2003, compared with the same periods in 2002.

Total assets decreased $3.7 billion to $13.8 billion at June 30, 2003, from December 31, 2002. The decrease was primarily driven by a lower cash balance at June 30, 2003.


FINANCIAL CONDITION

                                                 At                   At
                                               June 30,           December 31,
                                                2003                 2002
                                               -------------------------------
                                                     Dollars in millions

Total assets                                   $ 50,384            $ 55,272
Total liabilities                                37,101              42,960
Total shareowners' equity                        13,283              12,312


Total assets decreased $4.9 billion, or 8.8%, to $50.4 billion at June 30, 2003, compared with December 31, 2002. This decrease was largely driven by a $2.8 billion decrease in cash and cash equivalents. Property, plant and equipment declined $0.8 billion as a result of depreciation during the period, partially offset by capital expenditures. Other current assets declined $0.7 billion primarily due to a reduction in income taxes receivable as a result of the receipt of tax refunds, and due to the deconsolidation of AT&T Latin America, partially offset by mark-to-market adjustments on financial instruments. In addition, accounts receivable decreased by $0.5 billion, primarily driven by improved collections and lower revenue. Other assets declined by $0.2 billion, primarily due to the disposal of our interest in AT&T Wireless common stock, which had a carrying amount of $0.5 billion at December 31, 2002, a portion of which was used to redeem exchangeable notes that were indexed to AT&T Wireless common stock and the remaining interest was sold, partially offset by increased mark-to-market adjustments on financial instruments.

Total liabilities decreased $5.9 billion, or 13.6%, to $37.1 billion at June 30, 2003, from $43.0 billion at December 31, 2002. This decrease was primarily the result of $5.1 billion in lower debt, reflecting the early retirement of $3.7 billion in long-term debt, the $1.3 billion repayment of one-year notes and commercial paper, and the early redemption of exchangeable notes that were indexed to the AT&T Wireless common stock we owned, which had a carrying value of $0.5 billion at December 31, 2002. These reductions in debt were partially offset by a $0.4 billion increase to debt as a result of mark-to-market adjustments. Also contributing to the decline in total liabilities were lower payroll and benefit-related liabilities of $0.6 billion, as payments for salary and other compensation accruals were made during the period and lower accounts payable of $0.5 billion as payments were made against year-end capital expenditures and other accruals.

Total shareowners' equity increased $1.0 billion, or 7.9%, to $13.3 billion at June 30, 2003, from $12.3 billion at December 31, 2002. This increase was primarily due to $1.1 billion of net income, somewhat offset by dividends declared.


LIQUIDITY

Cash Flows                                    For the Six Months Ended June 30,
                                                  2003                 2002
                                              ---------------------------------
                                                      Dollars in millions

Provided by operating activities of
  continuing operations                           $ 4,353              $ 4,019
(Used in) investing activities of
  continuing operations                            (1,720)              (2,122)
(Used in) financing activities of
  continuing operations                            (5,391)              (4,152)
(Used in) discontinued operations                       -               (2,776)
                                                  -----------------------------
Net (decrease) in cash and cash equivalents       $(2,758)             $(5,031)
                                                  -----------------------------

Net cash provided by operating activities of AT&T's continuing operations of $4.4 billion for the six months ended June 30, 2003, was generated primarily by $4.2 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments. Also contributing to the source of cash was a net change in other assets and liabilities of $0.3 billion due to tax refunds partially offset by lower payroll and benefit related liabilities due to payments of accruals. In addition, accounts receivable decreased $0.1 billion reflecting cash collections. Partially offsetting these sources of cash was a $0.3 billion decrease in accounts payable due to payments of year-end operating accruals.

Net cash provided by operating activities of continuing operations of $4.0 billion for the six months ended June 30, 2002, primarily included $5.0 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments. Also contributing to the source of cash from operating activities was a decrease in accounts receivable of $0.2 billion primarily due to the collection of a receivable from Liberty Media Corporation and improved cash collections. Partially offsetting these sources of cash were net changes in other operating assets and liabilities of $0.9 billion due to decreases in payroll and benefit-related liabilities and other short-term liabilities and a decrease of $0.3 billion in accounts payable, both of which were attributable to payments made against year-end accruals.

AT&T's investing activities resulted in a net use of cash of $1.7 billion in the first six months of 2003, compared with $2.1 billion in the first six months of 2002. During the first six months of 2003, AT&T spent $1.6 billion on capital expenditures, made payments of $0.2 billion to BT primarily associated with assets assumed by AT&T that BT originally contributed to the Concert joint venture, and received $0.1 billion of proceeds from the sale of its remaining AT&T Wireless shares. During the first six months of 2002, AT&T spent $2.0 billion on capital expenditures, had an increase in restricted cash of $0.4 billion as a result of the posting of a cash-collateralized letter of credit associated with certain private debt, and received $0.3 billion from the sale of fixed assets.

During the first half of 2003, net cash used in financing activities was $5.4 billion, compared with $4.2 billion in the first half of 2002. During the first half of 2003, AT&T made net payments of $5.3 billion to reduce debt, including early termination of debt (see "Financial Condition" discussion above), paid dividends of $0.3 billion and received $0.1 billion of cash collateral related to favorable positions of certain combined interest rate swap agreements. During the first half of 2002, AT&T made net payments of $6.5 billion to reduce debt, paid dividends of $0.3 billion, and received $2.6 billion from the issuance of AT&T common stock, primarily due to the sale of 46 million shares in the second quarter of 2002, the proceeds of which were used in October, 2002 to settle a portion of AT&T's obligation to the AT&T Canada shareholders.

Working Capital and Other Sources of Liquidity

At June 30, 2003, our working capital ratio (current assets divided by current liabilities) was 1.07.

At June 30, 2003, we had a $3.0 billion 364-day credit facility available to us that was entered into on October 9, 2002. The credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter. It also contains a covenant that requires AT&T to maintain $1.27 billion in unencumbered cash, cash equivalents or marketable securities. At June 30, 2003, we were in compliance with these covenants.

In July 2003, AT&T renewed its AT&T Consumer Services 364-day customer accounts receivable securitization facility and entered into a new AT&T Business Services 364-day customer accounts receivable securitization facility. Together the programs provide up to $1.65 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitizations are recorded as borrowings and included in short term debt. At June 30, 2003, approximately $0.2 billion was outstanding. The new facilities do not include the provision that previously required the outstanding balances to be paid by the collection of the receivables in the event AT&T's ratings were downgraded below investment grade. In addition, the new facilities require AT&T to meet a net debt-to-EBITDA ratio (as defined in the agreements) not exceeding
2.25 to 1.00.

We anticipate continuing to fund our operations in 2003 primarily with cash and cash equivalents on hand as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility in funding our operations that we desire. Sources of liquidity include the commercial paper market, $2.4 billion remaining under a universal shelf registration, an up to $1.65 billion securitization program (limited by eligible receivables) and the $3.0 billion credit facility. However, we cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required.

Credit Ratings and Related Debt Implications

In July 2003, AT&T's long-term credit ratings were lowered by both Standard and Poor's and Fitch to BBB from BBB+. Standard and Poor's (S&P) has removed the ratings from CreditWatch. The Company's short term credit and commercial paper ratings were affirmed by S&P and Fitch at A-2 and F-2, respectively. The rating action by S&P triggered a 25 basis point interest rate step-up on $11 billion of debt, $1.7 billion of which matures in November 2003. This step-up will result in an increase in interest expense of approximately $25 million in 2004. On July 24, 2003, Moody's affirmed AT&T's current ratings at Baa2 for long term and P-2 for short term. Moody's continues to hold AT&T's outlook at negative. The table below reflects the most recent actions of the rating agencies as described above:

                              Short-Term      Long-Term
Credit Rating Agency          Rating          Rating           Outlook

Standard & Poor's             A-2             BBB              Stable
Fitch                         F-2             BBB              Negative
Moody's                       P-2             Baa2             Negative

Further debt rating downgrades could require AT&T to pay higher rates on certain existing debt, prepay certain operating leases and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position.

If AT&T's debt ratings are further downgraded, AT&T's access to the capital markets may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at June 30, 2003. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunication providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced.

Cash Requirements

Our cash needs for 2003 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2003 to be approximately $3 billion. On January 31, 2003, we completed the repurchase, with cash, of $3.7 billion of notes with interest rates of 6.375% and 6.5% and maturities of 2004 and 2013. In addition, in connection with the early retirement in February 2003 of exchangeable notes that were indexed to AT&T Wireless common stock, we made cash payments of $152 million to the debt holders, funded in part by $72 million of proceeds from the sale of our remaining AT&T Wireless shares. These transactions are expected to save over $200 million of interest expense in 2003.

In July 2003, the Board of Directors stated its intention to increase the quarterly dividend by $0.05 per share, starting with the third quarter dividend payable in November 2003. The actual declaration of the third quarter dividend has not yet taken place and will be subject to the usual review of the financial condition of the Company and other relevant factors by the Board of Directors at the time of the declaration. Additionally, in July 2003, the Board of Directors authorized the repurchase of up to $2 billion in debt. The timing and method of any such repurchases will depend on various market conditions and all other relevant factors and may take the form of tender offers, open market purchases or calls, potentially including make-whole calls.

Contractual Cash Obligations

Prior to the spin-off of AT&T Broadband, AT&T had guaranteed various obligations of AT&T Broadband, including operating leases for real estate, surety bonds, and equity hedges, which we continue to provide. The notional amount of such guarantees totaled $458 million at December 31, 2002, and have decreased to $237 million as of June 30, 2003, primarily resulting from third parties releasing us from guarantees we provided for surety bonds. Comcast continues to provide indemnifications for the full amount of the remaining guarantees.


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


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46, adopted by AT&T in July 2003, requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. Based on the new standard, two entities that AT&T leases buildings from qualify as VIEs and therefore became subject to consolidation as of July 1, 2003. AT&T has no ownership interest in either entity, but provides guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. FIN 46 will add $431 million of assets (principally the properties we lease) and $476 million of liabilities (principally debt secured by the properties) to our consolidated balance sheet. This will result in a charge of approximately $28 million, net of income taxes, as the cumulative effect of an accounting change in the third quarter of 2003.

In April 2003, the FASB issued Statement of Financial Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on our results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. SFAS No. 150 will not have an impact upon initial adoption and is not expected to materially impact AT&T's ongoing results of operations, financial position or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for AT&T, is July 1, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact to AT&T's ongoing results of operations, financial position or cash flows.

In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases" should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 will not have an impact upon initial adoption based on arrangements in place today, will not have a material effect on our results of operations, financial position and cash flows.

SUBSEQUENT EVENTS

On August 6, 2003, AT&T received initial commitments from JP Morgan and Citigroup for a portion of a new bank facility of up to $2.0 billion. The banks have also agreed to act as lead arrangers to syndicate the balance of the 364-day credit facility. The proposed new bank facility will replace AT&T's existing undrawn $3.0 billion facility, which matures in October 2003.

On August 8, 2003, AT&T employees represented by the CWA (Communications Workers of America) and the IBEW (International Brotherhood of Electrical Workers) ratified the extension of their current contracts through December 10, 2005. Those contracts include the AT&T/CWA Operations agreement, AT&T/CWA Local Network Services agreement in Mesa, Arizona, Independence, Ohio and Maryland Heights, Missouri, and the AT&T/IBEW Operations Agreement.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

(a) The annual meeting of the shareholders of the registrant was held on June 11, 2003.

(b)  Election of Directors
                                                        Votes
                                                      (Millions)
        Nominee                              For                      Withheld

        Kenneth T. Derr                      640                         30
        David W. Dorman                      640                         30
        M. Kathryn Eickhoff                  616                         53
        Frank C. Herringer                   617                         53
        Amos B. Hostetter, Jr.               616                         53
        Shirley Ann Jackson                  640                         29
        Jon C. Madonna                       617                         53
        Donald F. McHenry                    616                         53
        Tony L. White                        640                         30

(c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated April 17, 2003.

        (i) Ratification of Auditors
                                                  For       Against      Abstain
        Ratification of the firm of
        PricewaterhouseCoopers, LLP
        as the independent auditors to            614          45           11
        audit the registrant's financial        (93.13%)     (6.87%)
        statements for the year 2003. (*)

        (ii) Shareholders' Proposals                                       Non-
                                             For     Against    Abstain    Vote
        Establish Term Limit For
          Directors(*)                        41         491         14     124
                                            (7.63%)    (92.37%)
        Equal Opportunity Statement (*)       17         487         42     124
                                            (3.31%)    (96.69%)
        Executive Compensation (*)            40         491         14     124
                                            (7.56%)    (92.44%)
        Employee Pension Plan (*)             45         484         16     124
                                            (8.59%)    (91.41%)

        *Percentages are based on the total common shares voted. Approval of this proposal required a majority of the votes.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit Number
             3(a)         Restated Certificate of Incorporation of the
                          registrant filed July 17, 2003
             10(iii)(A)1  Form of Special Incentive Agreement between AT&T Corp.
                          and Hossein Eslambolchi dated June 2, 2003.
             12           Computation of Ratio of Earnings to Fixed Charges
             99.1         CEO Certification of Periodic Financial Reports
             99.2         CFO Certification of Periodic Financial Reports

        (b) Reports on Forms 8-K

        Form 8-K dated April 23, 2003 was furnished pursuant to Item 7 and
        Item 9 on April 23, 2003. Form 8-K dated June 4, 2003 was furnished pursuant to Item 9 on June 5, 2003. Form 8-K dated June 11, 2003 was furnished pursuant to Item 9 on June 16, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AT&T Corp.


                                       /s/  N. S. Cyprus
                                       -------------------------------

                                       By:  N. S. Cyprus
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date:    August 11, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting ; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 11, 2003

                                       /s/   David W. Dorman
                                       ---------------------------
                                             David W. Dorman
                                             Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting ; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 11, 2003

                                       /s/   Thomas W. Horton
                                       -----------------------------
                                             Thomas W. Horton
                                             Chief Financial Officer

Exhibit Index

Exhibit
Number

3(a)            Restated Certificate of Incorporation of the registrant filed
                July 17, 2003
10(iii)(A)1     Form of Special Incentive Agreement between AT&T Corp. and
                Hossein Eslambolchi dated June 2, 2003.
12              Computation of Ratio of Earnings to Fixed Charges
99.1            CEO Certification of Periodic Financial Reports
99.2            CFO Certification of Periodic Financial Reports

                                                                    Exhibit 3(a)

                                   AT&T CORP.



                                   ----------



                              RESTATED CERTIFICATE
                                       OF
                           INCORPORATION OF AT&T CORP.
                               FILED JULY 17, 2003




                                   ----------

                                    RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                                   AT&T CORP.
                        UNDER SECTION 807 OF THE BUSINESS
                                 CORPORATION LAW


        We, the undersigned, being a Vice President and an Assistant Secretary, respectively, of AT&T Corp., do hereby certify as follows:

        1.     The name of the corporation is AT&T Corp.

        2. The Certificate of Incorporation of the corporation was filed in the office of the Secretary of State of New York on March 3, 1885.

        3. The text of the Certificate of Incorporation is hereby restated without amendments to read as herein set forth in full:


                FIRST.   The name assumed to distinguish such association and to
be used in its dealings, and by which it may sue and be sued, is AT&T Corp.


                SECOND. The purposes for which the corporation is formed are to engage in any lawful act or activity for which corporations may be organized under the Business Corporation Law of the State of New York, provided that the corporation is not formed to engage in any act or activity which requires the consent or approval of any New York state official, department, board, agency or other body, without such consent or approval first being obtained.

                THIRD.

        PART A. The aggregate number of shares which the corporation is authorized to issue is two billion six hundred million (2,600,000,000) shares, consisting of one hundred million (100,000,000) preferred shares having a par value of $1.00 per share ("Preferred Stock") and two billion five hundred million (2,500,000,000) common shares having a par value of $1.00 per share ("Common Stock").


        PART B. The Preferred Stock may be issued from time to time in one or more series. All shares of Preferred Stock of all series shall rank equally and be identical in all respects except that the Board of Directors is authorized to fix the number of shares in each series, the designation thereof and, subject to the provisions of this Article Third, the relative rights, preferences and limitations of each series and the variations in such rights, preferences and limitations as between series and specifically is authorized to fix with respect to each series:

                  (a) the dividend rate on the shares of such series and the date or dates from which dividends shall be cumulative;

                  (b) the times when, the prices at which, and all other terms and conditions upon which, shares of such series shall be redeemable;

                  (c) the amounts which the holders of shares of such series shall be entitled to receive upon the liquidation, dissolution or winding up of the corporation, which amounts may vary depending on whether such liquidation, dissolution or winding up is voluntary or involuntary and, if voluntary, may vary at different dates;

                  (d) whether or not the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund and, if so, the extent to and manner in which such purchase, retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or for other corporate purposes and the terms and provisions relative to the operation of the said fund or funds;

                  (e) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class or series or for any class of common shares and, if so, the price of prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same;

                  (f) the restrictions, if any, upon the payment of dividends or making of other distributions on, and upon the purchase or other acquisition of, common shares;

                  (g) the restrictions, if any, upon the creation of indebtedness, and the restrictions, if any, upon the issue of any additional shares ranking on a parity with or prior to the shares of such series in addition to the restrictions provided for in this Article Third;

                  (h) the voting powers, if any, of the shares of such series in addition to the voting powers provided for in this Article Third; and

                  (i) such other rights, preferences and limitations as shall not be inconsistent with this Article Third.

        All shares of any particular series shall rank equally and be identical in all respects except that shares of any one series issued at different times may differ as to the date from which dividends shall be cumulative.

        Dividends on shares of Preferred Stock of each series shall be cumulative from the date or dates fixed with respect to such series and shall be paid or declared or set apart for payment for all past dividend periods and for the current dividend period before any dividends (other than dividends payable in common shares) shall be declared or paid or set apart for payment on common shares. Whenever, at any time, full cumulative dividends for all past dividend periods and for the current dividend period shall have been paid or declared and set apart for payment on all then outstanding shares of Preferred Stock and all requirements with respect to any purchase, retirement or sinking fund or funds for all series of Preferred Stock shall have been complied with, the Board of Directors may declare dividends on the common shares and the shares of Preferred Stock shall not be entitled to share therein.

        Upon any liquidation, dissolution or winding up of the corporation, the holders of shares of Preferred Stock of such series shall be entitled to receive the amounts to which such holders are entitled as fixed with respect to such series, including all dividends accumulated to the date of final distribution, before any payment or distribution of assets of the corporation shall be made to or set apart for the holders of common shares and after such payments shall have been made in full to the holders of shares of Preferred Stock, the holders of common shares shall be entitled to receive any and all assets remaining to be paid or distributed to shareholders and the holders of shares of Preferred Stock shall not be entitled to share therein. For the purposes of this paragraph, the voluntary sale, conveyance, lease, exchange or transfer of all or substantially all the property or assets of the corporation or a consolidation or merger of the corporation with one or more other corporations (whether or not the corporation is the corporation surviving such consolidation or merger) shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

        The aggregate amount which all shares of Preferred Stock outstanding at any time shall be entitled to receive on involuntary liquidation, dissolution or winding up shall not exceed $8,000,000,000.

        So long as any shares of Preferred Stock are outstanding, the corporation will not (a) without the affirmative vote or consent of the holders of at least 66 2/3% of all the shares of Preferred Stock at the time outstanding, (i) authorize shares of stock ranking prior to the shares of Preferred Stock, or (ii) change any provision of this Article Third so to affect adversely the shares of Preferred Stock; (b) without the affirmative vote or consent of the holders of at least 66 2/3% of any series of Preferred Stock at the time outstanding, change any of the provisions of such series so as to affect adversely the shares of such series; (c) without the affirmative vote or consent of the holders of at least a majority of all the shares of Preferred Stock at the time outstanding, (i) increase the authorized number of shares of Preferred Stock or (ii) increase the authorized number of shares of any class of stock ranking on a parity with the Preferred Stock.

        Whenever, at any time or times, dividends payable on shares of Preferred Stock shall be in default in an aggregate amount equivalent to six full quarterly dividends on any series of Preferred Stock at the time outstanding, the number of directors then constituting the Board of Directors of the corporation shall ipso facto be increased by two, and the outstanding shares of Preferred Stock shall, in addition to any other voting rights, have the exclusive right, voting separately as a class and without regard to series, to elect two directors of the corporation to fill such newly created directorships and such right shall continue until such time as all dividends accumulated on all shares of Preferred Stock to the latest dividend payment date shall have been paid or declared and set apart for payment.

        No holder of shares of Preferred Stock of any series, irrespective of any voting or other right of shares of such series, shall have, as such holder, any preemptive right to purchase any other shares of the corporation or any securities convertible into or entitling the holder to purchase such other shares.

        If in any case the amounts payable with respect to any requirements to retire shares of Preferred Stock are not paid in full in the case of all series with respect to which such requirements exist, the number of shares to be retired in each series shall be in proportion to the respective amounts which would be payable on account of such requirements if all amounts payable were paid in full.

        PART C. The following provision states the number, designation, relative rights, preferences and limitations of a series of the corporation's authorized preferred shares designated as Subsidiary Exchangeable Preferred Stock (the "Subsidiary Preferred Stock").

        (A) Number and Designation. 2,000,000 shares of the Preferred Stock of the corporation shall constitute a series designated as Subsidiary Preferred Stock.

        (B) Dividends and Distributions.

        (1)(i) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Subsidiary Preferred Stock with respect to dividends, the holders of shares of Subsidiary Preferred Stock, in preference to the holders of Common Stock (as defined in Article THIRD of the Certificate of Incorporation) of the corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Subsidiary Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of:

                (a) $1 or

                (b) subject to the provision for adjustment set forth in paragraph (A)(ii) below, (1) 1000 times the aggregate per share amount of all cash dividends, and (2) 1000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions (including dividends or other distributions of common shares other than Common Stock), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Subsidiary Preferred Stock provided however that in lieu of any dividends payable in shares of Common Stock or payable as a result of a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), the adjustments set forth in this Certificate of Designations shall be made.

        (ii) In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Subsidiary Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding paragraph (A)(i) shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (2) The corporation shall declare a dividend or distribution on the Subsidiary Preferred Stock as provided in paragraph (A)(i) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1 per share on the Subsidiary Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

        (3) Dividends shall begin to accrue and be cumulative on outstanding shares of Subsidiary Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Subsidiary Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Subsidiary Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Subsidiary Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be the same date as that fixed for the determination of holders of Common Stock entitled to receive payment of the corresponding dividend or distribution, or if there is no corresponding dividend or distribution on the Common Stock, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

        (C) Voting Rights. The holders of shares of Subsidiary Preferred Stock shall have the following voting rights:

        (1) Subject to the provision for adjustment hereinafter set forth, each share of Subsidiary Preferred Stock shall entitle the holder thereof to 1000 votes on all matters submitted to a vote of the stockholders of the corporation. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Subsidiary Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (2) Except as otherwise provided herein, in any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Subsidiary Preferred Stock and the holders of shares of Common Stock and any other capital stock of the corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the corporation. (3) Except as set forth herein, or as otherwise provided by law, holders of Subsidiary Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

        (D) Certain Restrictions.

        (1) Whenever quarterly dividends or other dividends or distributions payable on the Subsidiary Preferred Stock as provided in Section 2 are in arrears (which for purposes of clarification shall not include any failure to make any payment as a result of a waiver by the holders thereof), thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Subsidiary Preferred Stock outstanding shall have been paid in full, the corporation shall not:

First: declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Subsidiary Preferred Stock;

Second: declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Subsidiary Preferred Stock, except dividends paid ratably on the Subsidiary Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

Third: redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Subsidiary Preferred Stock, provided that the corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Subsidiary Preferred Stock; or

Fourth: redeem or purchase or otherwise acquire for consideration any shares of Subsidiary Preferred Stock, or any shares of stock ranking on a parity with the Subsidiary Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

        (2) The corporation shall not permit any subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the corporation unless the corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

        (E) Liquidation, Dissolution or Winding Up. Subject to the provisions of the Certificate of Incorporation (including limitations on distributions to Preferred Stock), upon any liquidation, dissolution or winding up of the corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Subsidiary Preferred Stock unless, prior thereto, the holders of shares of Subsidiary Preferred Stock shall have received $1000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Subsidiary Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1000 times the aggregate amount to be distributed per share to holders of shares of Common Stock, provided, further, that on involuntary liquidation, dissolution or winding up of the corporation, the aggregate amount that all shares of Subsidiary Preferred Stock shall be entitled to receive (prior to shares of stock ranking junior to it) shall be no greater than $500,000,000, with holders of Subsidiary Preferred Stock entitled to any shortfall or any amount otherwise payable on a pro rata basis with holders of Common Stock or (2) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Subsidiary Preferred Stock, except distributions made ratably on the Subsidiary Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Subsidiary Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (F) Consolidation, Merger, etc. In case the corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Subsidiary Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Subsidiary Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (G) Redemption.

        (1) At any time, the Board of Directors may redeem shares of Subsidiary Preferred Stock for Common Stock at a ratio of 1000 shares of Common Stock per share of Subsidiary Preferred Stock. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of shares of Common Stock set forth in the preceding sentence with respect to the redemption of shares of Subsidiary Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (2) At any time following the first issuance of a class or series of common stock of the corporation intended to represent the financial performance of the corporation's broadband business ("Broadband Group Common Stock"), the Board of Directors may redeem shares of Subsidiary Preferred Stock for Broadband Group Common Stock at a ratio to be determined by the Board of Directors based on the fair market values of Broadband Group Common Stock and Subsidiary
Preferred Stock, as determined by the Board of Directors. All such determinations shall be in the sole discretion of the Board of Directors, and all such determinations shall be final and binding.

        (3) Any redemption pursuant to this Section 7 shall be pursuant to notice and other procedures as determined by the Board of Directors.

        (H) Rank. The Subsidiary Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the corporation's Preferred Stock.

        (I) Amendment. The Certificate of Incorporation of the corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Subsidiary Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Subsidiary Preferred Stock, voting together as a single class.

        FOURTH. The number of directors shall be as provided for in the By-Laws.

        FIFTH. The duration of the corporation shall be perpetual.

        SIXTH. The office of the corporation is located in the County of New York, State of New York.

        SEVENTH. The Secretary of State of the State of New York is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process served upon him as agent of the corporation is CT Corporation System, 111 8th Avenue, New York, New York, 10011.

        EIGHTH. No holder of common shares shall have, as such holder, any preemptive right to purchase any shares or other securities of the corporation.

        NINTH. No director shall be personally liable to the Corporation or any of its shareholders for damages for any breach of duty as a director; provided, however, that the foregoing provision shall not eliminate or limit (i) the liability of a director if a judgment or other final adjudication adverse to him or her establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled or that his or her acts violated Section 719 of the New York Business Corporation Law; or (ii) the liability of a director for any act or omission prior to the adoption of this Article NINTH by the shareholders of the Corporation.

        TENTH. (a) The required vote for authorization by shareholders of a merger or consolidation of the corporation, pursuant to Section 903 of the Business Corporation Law, shall be a majority of the votes of the shares of the corporation entitled to vote thereon. Such vote shall be in addition to any class vote that may be required by Section 903 of the Business Corporation Law.

        (b) The required vote for approval by shareholders of a sale, lease, exchange or other disposition of all or substantially all the assets of the corporation, pursuant to Section 909 of the Business Corporation Law, shall be a majority of the votes, of all outstanding shares of the corporation entitled to vote thereon.

        (c) The required vote for authorization by shareholders of a dissolution of the corporation, pursuant to Section 1001 of the Business Corporation Law, shall be a majority of the votes of all outstanding shares of the corporation entitled to vote thereon.


        4.  The  manner  in  which  this  restatement  of  the  Certificate   of
Incorporation was authorized was by a resolution of the Board of Directors of the corporation.

In Witness Whereof, we have signed and verified this Restated Certificate of Incorporation of AT&T Corp. this 16th day of July 2003.



                                  /s/ Robert S. Feit
                                  ---------------------------
                                  By: Robert S. Feit
                                      Vice President - Law
                                        and Secretary



                                  /s/ John W. Thomson
                                  ---------------------------
                                  By:  John W. Thomson
                                       Assistant Secretary

                                                             Exhibit 10(iii)(A)1


                                                               [GRAPHIC OMITTED]


June 2, 2003

Mr. Hossein Eslambolchi


RE:  Special Incentive Agreement

Dear Hossein:

         The purpose of this letter agreement ("Agreement") is to detail a special incentive agreement AT&T Corp. ("The Company"/"AT&T") has developed for you. The payout criteria, amounts, forfeiture and distribution of the incentive payments shall be in accordance with the following terms and conditions.

         You will be eligible to receive up two (2) special incentive payments, approved by the Compensation Committee of the Board of Directors and the Chairman and Chief Executive Officer, subject to the performance, terms and conditions contained in Attachment A. These special cash payments ("Special Payment") will be made within thirty (30) business days following confirmation of the attainment of meeting the performance metrics following the close of each performance year:

              Amount                Performance Period Dates
             $600,000               12/31/2003
             $600,000               12/31/2004

         If, prior to any scheduled payment, you resign from the Company or, at any time, you are terminated for "Cause", as defined below, all payments shall be forfeited. In the event of your Long Term Disability as defined below, your death, or a Company initiated termination not for Cause (pursuant to the Senior Officer Separation Plan (SOSP) or its successor) prior to December 31, 2004, a pro-rated portion of the remaining incentive payment shall be distributed to you or your named beneficiary (or your estate if no beneficiary has been named), in a lump sum payment. Such pro-rated amounts shall equal to the entire amount of the remaining payments multiplied by a fraction, (a) the numerator of which is the number of days you are employed by the Company from May 1, 2003, up to a maximum of 365 days, and (b) the denominator of which is 365 days.

         In the event of your Long Term Disability or death, the lump sum payment will be made as soon as administratively feasible in the calendar quarter in which your Long Term Disability or death occurs. In the event of your termination under the SOSP or its successor, the payment will be made as soon as administratively possible following the revocation period of the waiver and release that you will be required to sign as a condition of receiving benefits under the SOSP or its successor. Notwithstanding any contrary provisions in the SOSP or its successor, the remaining incentive payment will be prorated in accordance with the terms of this Agreement.

         The Special Cash Payments referred to in this Agreement are subject to IRS rules and regulations with respect to withholding and taxation. Moreover, these Special Cash Payments will not be included in your compensation base for purposes of calculating any employee benefits.

         Further, in the event of your violation of the Non-Competition Guideline prior to the full distribution of the final incentive amount, any unpaid incentives and all prior amounts paid to you under the Agreement shall be deemed forfeitable. The Company shall provide you with a letter, within five (5) business days of the violation, detailing the total amount you will be required to pay back to the Company within fifteen (15) days following the receipt of such letter.

         For purposes of this Agreement:

         (a) "Long Term Disability" shall mean termination of your employment with the Company with eligibility to receive a disability allowance under any long term disability plan of the Company or any affiliate of the Company;

         (b)  "Cause" shall mean:

               i. commission of a crime, or conviction of a crime (including a plea of guilty or nolo contendere) involving theft, fraud, dishonesty or moral turpitude;

               ii. intentional or grossly negligent disclosure of confidential or trade secret information of the Company to anyone not entitled to such information;

               iii. omission or dereliction of any statutory or common law duty of loyalty to the Company;

               iv. violation of the Non-Competition Guideline (attached hereto) or violation of the Company's Code of Conduct or any other written Company policy; or

               v. repeated failure to carry out the Executive's duties despite specific instruction to do so.

         In the event the Company determines that there is Cause for termination of employment, the Company shall provide you with written notice specifying the grounds upon which its determination is based.

         This Agreement may not be amended or waived, unless the amendment or waiver is in writing signed by you and AT&T's Executive Vice President - Human Resources.

         This Agreement contains the entire agreement regarding the terms and conditions of this special retention arrangement and fully supersede all prior written or oral agreements or understandings pertaining to the subject matter hereof. You represent and acknowledge that in signing this Agreement you have not relied upon any representation or statement not set forth herein made by the Company or Company's agents, representatives, or attorneys with regard to the subject matter of this Agreement. Furthermore, the construction, interpretation and performance of this Agreement shall be governed by the laws of the state of New Jersey, without regard to its conflict of laws rule.

         It is agreed and understood that you will not talk about, write about, or otherwise disclose the terms or existence of this Agreement or any fact concerning its execution or implementation unless required by law or to enforce the terms of this agreement. You may, however, discuss its contents with your spouse, your legal and/or financial consultant, provided that you advise them of your obligations of confidentiality and that any disclosures made by any of them may be treated by the Company as disclosures made by you for purposes of this provision.

         This Agreement is not an Employment Contract and should not be construed nor interpreted as containing any guarantee of continued employment. The employment relationship at AT&T is by mutual consent ("Employment at Will"). This means that managers have the right to terminate employment at any time and for any reason. Likewise, the Company reserves the right to discontinue your employment with or without cause at any time and for any reason.

         By acceptance of this offer, you further understand that these terms shall apply to the Company and its successors. The Company specifically reserves the right to assign th terms of this agreement to any successor, whether the successor is the result of a sale, purchase, merger, consolidation, asset sale, divestiture or spin-off or any combination or form thereof. No sale, purchase, merger, consolidation, asset sale, divestiture or spin-off any combination or form thereof by the Company shall be construed as a termination of your employment and will not trigger the Company's obligation to make payments under this Agreement.

         Payments from the Special Incentive Award are in addition to and not in lieu (nor will it or anything in these agreements postpone, reduce or negate impact) of qualified or non-qualified pension, savings, or other retirement plan, program or arrangement covering you. The payments provided under this Agreement are subject to payroll tax withholding and reporting, and amounts paid are not included in the base for calculating benefits (nor shall such amounts offset any benefits) under any employee or Senior Management benefit plan, program or practice.

         Hossein, I am happy to present this special incentive arrangement to you. It recognizes the extraordinary contribution you have made to our business. If you agree with the terms and conditions detailed herein, please sign this Agreement in the space provided below, prior to June 16, 2003, make a copy for your records and return the executed copy to me.

                                       Sincerely,




                                       /s/   Mirian M. Graddick-Weir
                                       ---------------------------------
                                             Mirian M. Graddick-Weir
                                             Executive Vice President -
                                               Human Resources

Attachments




/s/  H. Eslambolchi                    July 24, 2003
-----------------------------          -------------------------
Agreed and Accepted                    Date
H. Eslambolchi

                                                                      Exhibit 12

                          AT&T Corp.
       Computation of Ratio of Earnings to Fixed Charges
                          (Unaudited)
                     (Dollars in millions)
                                                    For the Six Months Ended
                                                         June 30, 2003
                                                    ------------------------
Income from continuing operations before
  income taxes                                               $ 1,663
Add distributions of less than 50% owned
  affiliates                                                       5
Add fixed charges, excluding capitalized
  interest                                                       710
                                                    ------------------------
Total earnings from continuing operations
  before income taxes and fixed charges                      $ 2,378
                                                    ------------------------

Fixed Charges:
Total interest expense                                           628
Capitalized interest                                              18
Interest portion of rental expense                                82
                                                    ------------------------
Total fixed charges                                          $   728
                                                    ------------------------

Ratio of earnings to fixed charges                               3.3

                                                                    Exhibit 99.1


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, David W. Dorman, Chairman of the Board and Chief Executive Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  August 11, 2003


                                       /s/   David W. Dorman
                                       -----------------------------
                                             David W. Dorman


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

                                                                    Exhibit 99.2

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, Thomas W. Horton, Senior Executive Vice President, Chief Financial Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  August 11, 2003

                                       /s/   Thomas W. Horton
                                       ----------------------------
                                             Thomas W. Horton




A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.