Form 10-Q
period 2003-09-30
AT&T CORP
filed 2003-11-12
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




           .X. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


At October 31, 2003, the following shares of stock were outstanding: AT&T common stock - 789,873,024

PART I - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                       AT&T CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                                 For the Three Months Ended        For the Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 -------------------------------------------------------------------
                                                                    2003             2002             2003             2002
                                                                 -------------------------------------------------------------------
                                                                         Dollars in millions (except per share amounts)
Revenue                                                           $  8,649          $  9,409        $ 26,430          $ 28,537

Operating Expenses
Access and other connection                                          2,785             2,679           8,191             8,214
Costs of services and products (excluding depreciation
  of $874, $826, $2,608 and $2,538 included below)                   1,954             2,066           5,923             6,166
Selling, general and administrative                                  1,793             2,032           5,551             5,911
Depreciation and amortization                                        1,224             1,243           3,607             3,631
Net restructuring and other charges                                     64               (26)            134               (26)
                                                                  --------          --------        --------          --------
Total operating expenses                                             7,820             7,994          23,406            23,896
                                                                  --------          --------        --------          --------

Operating income                                                       829             1,415           3,024             4,641

Other (expense) income, net                                             (7)             (180)             89              (285)
Interest (expense)                                                    (289)             (355)           (917)           (1,087)
                                                                  --------          --------        --------          --------
Income from continuing operations before income taxes,
  minority interest income, and net (losses) earnings
  related to equity investments                                        533               880           2,196             3,269
(Provision) for income taxes                                           (72)             (370)           (677)           (1,362)
Minority interest income                                                 -                28               1                81
Net (losses) earnings related to equity investments                     (3)              (13)              3              (414)
                                                                  --------          --------        --------          --------
Income from continuing operations                                      458               525           1,523             1,574
Net (loss) from discontinued operations (net of income tax
  benefit of $0, $81, $0 and $5,887)                                   (13)             (318)            (13)          (14,316)
                                                                  --------          --------        --------          --------
Income (loss) before cumulative effect of accounting changes           445               207           1,510           (12,742)
Cumulative effect of accounting changes [net of income taxes
  of $17, $0, $(9) and $530]                                           (27)                -              15              (856)
                                                                  --------          --------        --------          --------
Net income (loss)                                                 $    418          $    207        $  1,525          $(13,598)
                                                                  --------          --------        --------          --------

Per basic share:
Earnings from continuing operations                               $   0.58          $   0.68        $   1.94          $   2.14
(Loss) from discontinued operations                                  (0.02)            (0.41)          (0.02)           (19.45)
Cumulative effect of accounting changes                              (0.03)                -            0.02             (1.16)
                                                                  --------          --------        --------          --------
Earnings (loss) per basic share                                   $   0.53          $   0.27        $   1.94          $ (18.47)
                                                                  --------          --------        --------          --------

Per diluted share:
Earnings from continuing operations                               $   0.58          $   0.67        $   1.93          $   2.07
(Loss) from discontinued operations                                  (0.02)            (0.41)          (0.01)           (18.86)
Cumulative effect of accounting changes                              (0.03)                -            0.02             (1.13)
                                                                  --------          --------        --------          --------
Earnings (loss) per diluted share                                 $   0.53          $   0.26        $   1.94          $ (17.92)
                                                                  --------          --------        --------          --------

    The notes are an integral part of the consolidated financial statements.

                               AT&T CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                                                                                    At              At
                                                                                              September 30,    December 31,
                                                                                                   2003            2002
                                                                                              -------------    ------------
                                                                                                   Dollars in millions
ASSETS
Cash and cash equivalents                                                                     $    6,751       $    8,014
Accounts receivable, less allowances of $681 and $669                                              4,525            5,286
Deferred income taxes                                                                                617              910
Other current assets                                                                               1,109            1,693
                                                                                              ----------       ----------
TOTAL CURRENT ASSETS                                                                              13,002           15,903

Property, plant and equipment, net of accumulated depreciation of
  $33,689 and $31,021                                                                             24,719           25,604
Goodwill                                                                                           4,691            4,626
Other purchased intangible assets, net of accumulated amortization
  of $298 and $244                                                                                   508              556
Prepaid pension costs                                                                              3,791            3,596
Other assets                                                                                       4,596            4,987
                                                                                              ----------       ----------
TOTAL ASSETS                                                                                  $   51,307       $   55,272
                                                                                              ----------       ----------

LIABILITIES
Accounts payable                                                                              $    3,297       $    3,819
Payroll and benefit-related liabilities                                                            1,091            1,519
Debt maturing within one year                                                                      4,647            3,762
Other current liabilities                                                                          2,974            2,924
                                                                                              ----------       ----------
TOTAL CURRENT LIABILITIES                                                                         12,009           12,024

Long-term debt                                                                                    12,759           18,812
Long-term benefit-related liabilities                                                              4,240            4,001
Deferred income taxes                                                                              5,580            4,739
Other long-term liabilities and deferred credits                                                   3,180            3,384
                                                                                              ----------       ----------
TOTAL LIABILITIES                                                                                 37,768           42,960

SHAREOWNERS' EQUITY
AT&T Common Stock, $1 par value, authorized 6,000,000,000 shares; issued and outstanding 789,220,022 shares (net of 171,692,349 treasury shares) at
  September 30, 2003 and 783,037,580 shares
  (net of 171,801,716 treasury shares) at December 31, 2002                                          789              783
Additional paid-in capital                                                                        27,855           28,163
Accumulated deficit                                                                              (15,044)         (16,566)
Accumulated other comprehensive (loss)                                                               (61)             (68)
                                                                                              ----------       ----------
TOTAL SHAREOWNERS' EQUITY                                                                         13,539           12,312
                                                                                              ----------       ----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                     $   51,307       $   55,272
                                                                                              ----------       ----------

    The notes are an integral part of the consolidated financial statements.

                              AT&T CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                      (UNAUDITED)
                                                                                              For the Nine Months Ended
                                                                                                     September 30,
                                                                                              --------------     --------------
                                                                                                   2003               2002
                                                                                              --------------     --------------
                                                                                                     Dollars in millions
AT&T Common Stock
  Balance at beginning of year                                                                $     783          $     708
  Shares issued, net:
    Under employee plans                                                                              5                  5
    For funding AT&T Canada obligation                                                                -                 46
    Redemption of TCI Pacific preferred stock                                                         -                 10
    Other                                                                                             1                  1
                                                                                              ---------          ---------
Balance at end of period                                                                            789                770
                                                                                              ---------          ---------

Additional Paid-In Capital
  Balance at beginning of year                                                                   28,163             54,798
  Shares issued, net:
    Under employee plans                                                                            129                295
    For funding AT&T Canada obligation                                                                -              2,485
    Redemption of TCI Pacific preferred stock                                                         -              2,087
    Other                                                                                            25                 33
  Dividends declared                                                                               (482)              (422)
  Other                                                                                              20                 34
                                                                                              ---------          ---------
Balance at end of period                                                                         27,855             59,310
                                                                                              ---------          ---------

Accumulated deficit
  Balance at beginning of year                                                                  (16,566)            (3,484)
  Net income (loss)                                                                               1,525            (13,598)
  Treasury shares issued at less than cost                                                           (3)                 -
                                                                                              ---------          ---------
Balance at end of period                                                                        (15,044)           (17,082)
                                                                                              ---------          ---------

Accumulated Other Comprehensive (Loss)
  Balance at beginning of year                                                                      (68)              (342)
  Other comprehensive income                                                                          7                207
                                                                                              ---------          ---------
Balance at end of period                                                                            (61)              (135)
                                                                                              ---------          ---------
Total Shareowners' Equity                                                                     $  13,539          $  42,863
                                                                                              ---------          ---------

Summary of Total Comprehensive Income (Loss):
Income (loss) before cumulative effect of accounting changes                                  $   1,510          $ (12,742)
Cumulative effect of accounting changes                                                              15               (856)
                                                                                              ---------          ---------
Net income (loss)                                                                                 1,525            (13,598)

Other Comprehensive Income                                                                            7                207
                                                                                              ---------          ---------
Comprehensive Income (Loss)                                                                   $   1,532          $ (13,391)
                                                                                              ---------          ---------

AT&T accounts for treasury stock as retired stock. We have 100 million authorized shares of preferred stock at $1 par value.

    The notes are an integral part of the consolidated financial statements.

                             AT&T CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                        --------------  --------------
                                                                                             2003            2002
                                                                                        --------------  --------------
                                                                                             Dollars in millions
OPERATING ACTIVITIES
Net income (loss)                                                                       $      1,525    $    (13,598)
Deduct:
  Loss from discontinued operations - net of income taxes                                        (13)        (14,316)
  Cumulative effect of accounting changes - net of income taxes                                   15            (856)
                                                                                        ------------    ------------
Income from continuing operations                                                              1,523           1,574

Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Net gains on sales of businesses and investments                                             (51)            (42)
    Cost investment impairment charges                                                             -             141
    Net restructuring and other charges                                                           87             (28)
    Depreciation and amortization                                                              3,607           3,631
    Provision for uncollectible receivables                                                      588             701
    Deferred income taxes                                                                      1,105             556
    Net revaluation of certain financial instruments                                              (3)             74
    Minority interest income                                                                      (1)            (81)
    Net pretax (earnings) losses related to equity investments                                   (28)            670
    Decrease in receivables                                                                      231             290
    Decrease in accounts payable                                                                (428)           (180)
    Net change in other operating assets and liabilities                                         443            (409)
    Other adjustments, net                                                                        40              47
                                                                                        ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                             7,113           6,944
                                                                                        ------------    ------------
INVESTING ACTIVITIES
Capital expenditures and other additions                                                      (2,413)         (2,813)
Proceeds from sale or disposal of property, plant and equipment                                  134             464
Investment sales and distributions                                                               120               9
Net (acquisitions) dispositions of businesses, net of cash acquired                             (158)             19
Increase in restricted cash                                                                      (22)           (418)
Other investing activities, net                                                                  (50)            125
                                                                                        ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                              (2,389)         (2,614)
                                                                                        -------------   ------------
FINANCING ACTIVITIES
Retirement of long-term debt, including redemption premiums                                   (4,576)           (999)
(Decrease) in short-term borrowings, net                                                      (1,263)         (5,196)
Issuance of AT&T common shares                                                                    92           2,640
Dividends paid on common stock                                                                  (442)           (411)
Proceeds from long-term debt issuances                                                             -              79
Other financing activities, net                                                                  202               5
                                                                                        ------------    ------------
NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                              (5,987)         (3,882)
                                                                                        ------------    ------------

Net cash (used in) discontinued operations                                                         -          (4,133)
Net (decrease) in cash and cash equivalents                                                   (1,263)         (3,685)
Cash and cash equivalents at beginning of year                                                 8,014          10,680
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $      6,751    $      6,995
                                                                                        ------------    ------------

    The notes are an integral part of the consolidated financial statements.

                           AT&T CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. (AT&T or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarters ended March 31, 2003, and June 30, 2003. We have reclassified certain prior period amounts to conform to our current presentation including a restatement to reflect AT&T Broadband as a discontinued operation and a restatement of shares and earnings per share to reflect the November 18, 2002, 1-for-5 reverse stock split.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STOCK-BASED COMPENSATION

     AT&T has a Long-Term Incentive Program under which AT&T grants stock options, performance shares, restricted stock and other awards in AT&T common stock. We also have an Employee Stock Purchase Plan (ESPP). Effective May 31, 2003, we suspended employee purchases of company stock under the ESPP. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation" and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense was recognized other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we modified the terms of the stock option vesting schedule.

     If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share amounts would have been as follows:

                                                                            For the Three Months              For the Nine Months
                                                                             Ended September 30,              Ended September 30,
                                                                            2003            2002             2003            2002
                                                                          --------        --------         --------        --------
                                                                               Dollars in millions (except per share amounts)
        Net income (loss)                                                 $   418         $   207          $ 1,525         $(13,598)
        Add:
          Stock-based employee compensation included in
          reported results from continuing operations, net of taxes            22              (2)              56               33

          Stock-based employee compensation included in
          reported results from discontinued operations, net of taxes           -               2                -                6

        Deduct:
          Total stock-based employee compensation expense
          determined under the fair value method for all awards
          relating to continuing operations, net of taxes                     (59)            (44)            (168)            (171)

          Total stock-based employee compensation expense
          determined under the fair value method for all awards
          relating to discontinued operations, net of taxes                     -             (17)               -              (51)
                                                                          -------         -------          -------         --------
     Pro forma net income (loss)                                          $   381         $   146          $ 1,413         $(13,781)
                                                                          -------         -------          -------         --------

     Basic earnings (loss) per share                                      $  0.53         $  0.27          $  1.94         $ (18.47)
     Proforma basic earnings (loss) per share                             $  0.48         $  0.19          $  1.79         $ (18.72)

     Diluted earnings (loss) per share                                    $  0.53         $  0.26          $  1.94         $ (17.92)
     Proforma diluted earnings (loss) per share                           $  0.48         $  0.18          $  1.80         $ (18.16)

     Pro forma earnings from continuing operations were $421 million and $479 million for the three months ended September 30, 2003 and 2002, respectively, and $1,411 million and $1,436 million for the nine months ended September 30, 2003 and 2002, respectively. Pro forma (loss) from discontinued operations was $(13) million and $(333) million for the three months ended September 30, 2003 and 2002, respectively, and $(13) million and $(14,361) million for the nine months ended September 30, 2003 and 2002, respectively.

     Pro forma earnings per basic share from continuing operations was $0.53 and $0.62 for the three months ended September 30, 2003 and 2002, respectively, and $1.79 and $1.95 for the nine months ended September 30, 2003 and 2002, respectively. Pro forma (loss) per basic share from discontinued operations was $(0.02) and $(0.43), for the three months ended September 30, 2003 and 2002, respectively, and $(0.02) and $(19.51) for the nine months ended September 30, 2003 and 2002, respectively.

     Pro forma earnings per diluted share from continuing operati ons was $0.53 and $0.61 for the three months ended September 30, 2003 and 2002, respectively, and $1.79 and $1.89 for the nine months ended September 30, 2003 and 2002, respectively. Pro forma (loss) per diluted share from discontinued operations was $(0.02) and $(0.43), respectively, for the three months ended September 30, 2003 and 2002, respectively, and $(0.01) and $(18.92), respectively, for the nine months ended September 30, 2003 and 2002, respectively.

     For a detailed discussion of significant accounting policies, please refer to AT&T's Form 10-K for the year ended December 31, 2002.


3.   IMPACTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations"
     Effective January 1, 2003, AT&T adopted SFAS No. 143. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     AT&T historically included in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, upon adoption of SFAS No. 143, AT&T reversed the amount accrued in accumulated depreciation. As of January 1, 2003, AT&T recorded income of $42 million as the cumulative effect of a change in accounting principle primarily related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, partially offset by the cumulative effect impact on accumulated depreciation, has resulted in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected as a cost in the period incurred as "Costs of services and products."

     Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51"
     Effective July 1, 2003, AT&T early adopted FIN 46. This interpretation requires the primary beneficiary to consolidate a variable interest entity
     (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on the new standard, two entities that AT&T leases buildings from qualify as VIEs and, therefore, became subject to consolidation as of July 1, 2003. AT&T had no ownership interest in either entity, but provided guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. The adoption of FIN 46 added approximately $433 million of assets (included in property, plant and equipment of AT&T Business Services and Corporate and Other group) and $477 million of liabilities (included in short-term debt) to our consolidated balance sheet and resulted in a charge of $27 million, net of income taxes, as the cumulative effect of an accounting change in the third quarter of 2003. The noncash impacts of the adoption of this interpretation include a $433 million increase in property, plant and equipment and a $477 million increase in debt. (See note 10 for discussion on exercise of purchase option).

     Other Recently Adopted Accounting Pronouncements
     During 2003, AT&T also adopted the following accounting pronouncements, which did not have an impact upon the initial adoption:
        - SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities,"
        - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,"
        - EITF 02-18, "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition,"
        - EITF 00-21, "Revenue Arrangements with Multiple Deliverables" and
        - EITF 01-8, "Determing Whether an Arrangement Contains a Lease."


4.   SUPPLEMENTARY FINANCIAL INFORMATION

                                                                   AT&T               AT&T
                                                                 Business           Consumer             Total
                                                                 Services           Services              AT&T
                                                               -------------      ------------         ----------
                                                                              Dollars in millions
        GOODWILL

        Balance at January 1, 2003                             $    4,556         $       70           $    4,626
        Translation adjustment                                         65                  -                   65
                                                               ----------         ----------           ----------
        Balance at September 30, 2003                          $    4,621         $       70           $    4,691
                                                               ----------         ----------           ----------



                                                               Gross Carrying     Accumulated             Net
                                                                  Amount          Amortization     Intangible Assets
                                                               --------------     ------------     -----------------
                                                                              Dollars in millions
        INTANGIBLE ASSETS

        Amortizable purchased intangible assets at
          September 30, 2003:
            Customer lists and relationships                   $      539         $      152           $      387
            Other                                                     267                146                  121
                                                               ----------         ----------           ----------
        Total intangible assets                                $      806         $      298           $      508
                                                               ----------         ----------           ----------

     The amortization expense associated with purchased intangible assets for the three and nine months ended September 30, 2003, was $19 million and $52 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $70 million for the year ending December 31, 2003, $60 million for the year ending December 31, 2004, $55 million for each of the years ending December 31, 2005 and 2006, and $30 million for the year ending 2007.

                                                                                                       Nine months ended
                                                                                                          September 30,
                                                                                                     --------      --------
                                                                                                       2003          2002
                                                                                                     --------      --------
                                                                                                       Dollars in millions
        OTHER COMPREHENSIVE INCOME (LOSS):
        Net foreign currency translation adjustment [net of income taxes of $(59) and $(38)]         $     97      $     61

        Net revaluation of certain financial instruments:
          Unrealized gains (losses) [net of income taxes of $(66) and $443]                               107          (717)
          Recognition of previously unrealized (gains) losses [net of income taxes of $118
          and $(535)] (1)                                                                                (191)          863

        Net minimum pension liability adjustment (net of income taxes of $3 and $0]                        (6)            -
                                                                                                     --------      --------
        Total other comprehensive income                                                             $      7      $    207
                                                                                                     --------      --------

        (1) See below for a summary of the "Recognition of previously unrealized (gains) losses" and the Statement of Operations line items impacted.

                                                                                     For the Nine Months Ended September 30,
                                                                                  ----------------------------------------------
        SUMMARY OF RECOGNITION OF PREVIOUSLY UNREALIZED                                 2003                      2002
           (GAINS) LOSSES AND THE LINE ITEMS IMPACTED:                            ----------------------------------------------
                                                                                  Pretax     After-tax     Pretax      After-tax
                                                                                  ------     ---------     ------      ---------
                                                                                              Dollars in millions
          Other  income/expense, net:
          Other-than-temporary investment impairments                             $    -     $       -     $  142      $      88
          Sale/exchange of various securities (1)                                   (209)         (129)         -              -
          Other financial instrument activity                                       (100)          (62)         -              -

          Income from discontinued operations                                          -             -      1,256            775
                                                                                  ------     ---------     ------      ---------

        Total recognition of previously unrealized (gains) losses                 $ (309)    $    (191)    $1,398      $     863
                                                                                  ------     ---------     ------      ---------

        (1) 2003 includes a $0.2 billion pretax gain associated with the redemption of exchangeable notes that were indexed to AT&T Wireless common stock.

5.   ACCESS AND OTHER CONNECTION

     In September 2003, in conjunction with our review of accounting and internal control systems, the Company determined that the liability on the balance sheet (included in accounts payable) relating to costs incurred in 2001 and 2002 pertaining to access and other connection expense was understated by $125 million. Since the impact to prior years' annual financial statements was not material, the Company recorded an additional expense of $125 million ($77 million after-tax) in the third quarter of 2003 to reflect the proper estimate of the liability.

     A review was conducted by outside legal counsel, under the direction of the Audit Committee. This review found that two employees, one lower-level and one mid-level management employee, circumvented the internal controls process, resulting in the financial impacts noted below. The Company made the appropriate personnel changes and enhanced its internal controls accordingly.

     The expense, properly recorded in the respective periods, would have impacted quarterly and annual income from continuing operations as follows:

        -------------------------------------------------------------------------------------------------------------
                                                          Income From                            Earnings Per Diluted
                                                          Continuing                              Share--Continuing
        Impact:  (Decrease)/Increase                      Operations                                  Operations
        -------------------------------------------------------------------------------------------------------------
                                                               Dollars in millions (except per share amounts)

        For the Three Months Ended:
          September 30, 2001                               $  (33)                                     $ (0.04)
          December 31, 2001                                $   1                                       $  0.01

          March 31, 2002                                   $  (64)                                     $ (0.08)
          June 30, 2002                                    $   12                                      $  0.02
          September 30, 2002                               $   14                                      $  0.01
          December 31, 2002                                $   (7)                                     $ (0.01)

        For the Year Ended:
          December 31, 2001                                $  (32)                                     $ (0.04)
          December 31, 2002                                $  (45)                                     $ (0.06)

6.   EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     On November 18, 2002, a 1-for-5 reverse stock split of AT&T common stock, as approved by shareowners on July 10, 2002, was effected. Shares (except shares authorized) and per share amounts were restated to reflect the stock split on a retroactive basis.

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

     A reconciliation of the share components for basic to diluted EPS is as follows:

                                                               For the Three Months      For the Nine Months
                                                               Ended September 30,       Ended September 30,
                                                                  2003       2002           2003       2002
                                                                -------    --------       -------    --------
                                                                              Shares in millions
     Weighted-average common shares                               789        770            787        736
     Effect of dilutive securities:
       Stock options                                                2          -              1          1
       Preferred stock of subsidiary                                -          -              -          4
       Convertible quarterly income preferred securities            -         18              -         18
     Weighted-average common shares and potential                 ---        ---            ---        ---
       common shares                                              791        788            788        759
                                                                  ---        ---            ---        ---

     For the three and nine months ended September 30, 2003 and 2002, no adjustments were made to income for the computation of diluted EPS.

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


7.   NET RESTRUCTURING AND OTHER CHARGES

     For the three months ended September 30, 2003, net restructuring and other charges of $64 million consisted of $75 million of costs associated with the Company's management realignment efforts (involuntarily impacting approximately 800 mid-level managers), primarily representing separation costs, partially offset by the reversal of $11 million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate. This quarter's business restructuring activity reflects the next step towards completion of the Company's initiative to streamline its management structure, which is expected to be completed by the end of 2003.

     Net restructuring and other charges of $134 million for the nine months ended September 30, 2003, consists of costs associated with the Company's management realignment efforts, primarily separation costs. These exit plans involuntarily impacted approximately 900 managers across the Company, almost 30% of which have exited the business as of September 30, 2003, with substantially all of the remainder expected to be off roll by the end of 2003. These activities were partially offset by the reversal of $11million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate.

     The following table displays the activity and balances of the restructuring reserve account:

                                                                                 Type of Cost
                                                       --------------------------------------------------------------
                                                        Employee           Facility
                                                       Separations         Closings           Other             Total
                                                       -----------        -----------      -----------       -----------
                                                                              Dollars in millions


        Balance at January 1, 2003                     $      379         $      283       $        3        $     665
           Additions                                          124                  -                -              124
           Deductions                                        (300)               (60)              (1)            (361)
                                                       ----------         ----------       ----------        ---------
        Balance at September 30, 2003                  $      203         $      223       $        2        $     428
                                                       ----------         ----------       ----------        ---------

     Deductions primarily reflect cash payments, which included cash termination benefits of $285 million, funded primarily through cash from operations.

     For the three and nine months ended September 30, 2002, AT&T recorded a net reversal of $26 million of net restructuring and other charges. At that time, AT&T's management reevaluated the business restructuring plan established in the fourth quarter of 2001 and determined that the plan needed to be modified, primarily for certain areas of AT&T Business Services, including network services, given the industry conditions at that time, as well as the redeployment of certain employees to different functions within the Company. As a result, approximately $137 million of net restructuring and other charges were reversed, which primarily consisted of $110 million for employee separation costs. The reversals also included $12 million of sales obligation liabilities recorded in a prior year associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate. AT&T's management developed a new exit plan to ensure proper management of our cost structure in other areas of AT&T Business Services, including network services, with an offsetting additional charge of $111 million. This plan primarily consisted of $91 million for employee separation costs and $16 million for facility closings related to buildings becoming vacant as a result of previously announced restructuring plans. Of the 1,400 employees affected by this exit plan, slightly more than half were management employees and 17% left voluntarily.

     Relative to the business restructuring reserves recorded during the third and fourth quarters of 2002, approximately 70% of the employees affected by these exit plans have left their positions as of September 30, 2003, with the remaining reductions to occur by the end of 2003.


8.   DISCONTINUED OPERATIONS

     NCR CORPORATION

     Net (loss) from discontinued operations for the three and nine months ended September 30, 2003, reflects an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corporation (NCR), which was spun-off from AT&T in 1996. NCR has been formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls
     (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, AT&T is required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in the third quarter of 2003, AT&T recorded its estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both, a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, AT&T's actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. AT&T is liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

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

     Revenue for AT&T's Broadband business was $2,547 million and $7,512 million for the three and nine months ended September 30, 2002, respectively. Net
     (loss) from discontinued operations before income taxes was $(399) million [$(318) million after-tax] for the three months ended September 30, 2002, and $(20,071) million [$(14,228) million after-tax] for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2002, interest expense of $114 million and $287 million, respectively, was allocated to discontinued operations based on the balance of intercompany debt between AT&T Broadband and AT&T.

     LUCENT TECHNOLOGIES INC.

     Net (loss) from discontinued operations for the three and nine months ended September 30, 2002, included an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent. et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs recorded in the second quarter of 2002 totaled $132 million pretax ($88 million after-tax). (In the fourth quarter of 2002, this initial estimate was reduced to $45 million [$33 million after-tax]). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be different than amounts accrued as of September 30, 2003. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

9.   INVESTMENTS

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

     In 2001, AT&T recorded charges reflecting the difference between the underlying value of publicly owned AT&T Canada shares and the price AT&T had committed to pay for them, including the 4% accretion of the floor price. In the nine months ended September 30, 2002, AT&T recorded charges of $0.3 billion after-tax ($0.5 billion pretax) within "Net (losses) earnings related to equity investments," reflecting further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price.

     During 2002, AT&T arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, AT&T agreed to fund the purchase price on behalf of the third parties. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the purchase in October 2002. Although AT&T held an equity interest in AT&T Canada throughout 2002, it did not record equity earnings or losses since its investment balance was written down to zero largely through losses generated by AT&T Canada. As of September 30, 2003, AT&T had disposed of all of its AT&T Canada shares.

     Summarized financial information for the three and nine months ended September 30, 2002, for this investment accounted for under the equity method was as follows:

                                                                   For the Three Months       For the Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                           2002                      2002
                                                                   --------------------       -------------------
                                                                                 Dollars in millions
     Revenue                                                            $    232                    $    719
     Operating income (loss)                                                   5                        (869)
     (Loss) from continuing operations before extraordinary
       items and cumulative effect of accounting changes                    (163)                     (1,215)
     Net (loss)                                                             (163)                     (2,194)

     CONCERT

     On April 1, 2002, Concert, our 50% owned joint venture with British Telecommunications plc (BT), was unwound and the venture's assets and customer accounts were distributed back to the parent companies, as agreed to in 2001. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. In conjunction with the unwind of Concert, AT&T paid BT $158 million in the first quarter of 2003. In the second quarter of 2003, a $28 million after-tax benefit ($45 million pretax) was recorded within "Net (losses) earnings related to equity investments" due to the favorable settlement of certain items in connection with the Concert unwind.

     AT&T had various related party transactions with Concert until the joint venture was unwound on April 1, 2002. Included in "Revenue" was $268 million for services provided to Concert for the nine months ended September 30, 2002. Included in "Access and other connection" expense are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T to Concert for distributing Concert products totaling $491 million for the nine months ended September 30, 2002.

     AT&T Wireless

     In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash (see note 10). Also in February, AT&T sold its remaining investment in AT&T Wireless (approximately 12.2 million shares) for $72 million, resulting in a gain of $22 million recorded in "Other (expense) income, net."


10.  DEBT OBLIGATIONS

     LONG-TERM DEBT

     On January 31, 2003, AT&T completed the early retirement of $1,152 million and $2,590 million long-term notes, with interest rates of 6.375% and 6.50%, due in March 2004 and March 2013, respectively. The notes were repurchased with cash and resulted in a loss of $178 million recorded in "Other (expense) income, net."

     On September 15, 2003, AT&T completed the early retirement of $322 million and $184 million long-term notes, with an interest rate of 8.125%, due in January 2022 and July 2024, respectively. The notes were repurchased with cash and resulted in a loss of $23 million recorded in "Other (expense) income, net."

     On October 22, 2003, AT&T completed the early retirement of three long-term notes totaling approximately $1.1 billion (as previously called for early redemption on September 22, 2003). The first note of $236 million, had an interest rate of 8.625%, and was due in December 2031. The other two notes, with $410 million and $439 million of principal amounts outstanding, bore interest rates of 5.625% and 6.375%, respectively, and were each due in March 2004. The notes were repurchased with cash and resulted in a loss of $32 million recorded in "Other (expense) income, net."

     In September 2003, AT&T gave notice to exercise its purchase option on buildings we lease, which were consolidated in July along with debt of approximately $477 million, as a result of our adoption of FIN 46 (see note
     3). A $28 million loss on the early extinguishment of debt was recorded in "Other (expense) income, net."

     EXCHANGEABLE NOTES

     During 2001, we issued long-term debt (exchangeable notes) that was indexed to AT&T Wireless common stock and, at AT&T's option, was mandatorily redeemable with a number of shares of AT&T Wireless common stock that was equal to the underlying shares multiplied by an exchange ratio, or its cash equivalent. The notes were accounted for as indexed debt instruments, because the carrying value of the debt was dependent upon the fair market value of the underlying securities. In addition, the notes contained embedded derivatives, which were designated as cash flow hedges and required separate accounting. These designated options were carried at fair value with changes in fair value recorded, net of income taxes, within "Accumulated other comprehensive (loss)," a component of shareowners' equity.

     The shares of AT&T Wireless common stock were accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in the carrying value of the underlying securities that are not "other-than-temporary" being recorded as unrealized gains or losses, net of income taxes, within "Accumulated other comprehensive (loss)," a component of shareowners' equity.

     In February 2003, AT&T redeemed these exchangeable notes with 78.6 million shares of AT&T Wireless common stock and $152 million in cash. The settlement resulted in a pretax gain of approximately $176 million recorded in "Other (expense) income, net." The noncash impacts of this transaction include the use of $0.5 billion of our investment in AT&T Wireless to settle long-term debt.


11.  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, for purposes other than trading. These instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants.

     Interest Rate Swap Agreements

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to the LIBOR (London Inter-Bank Offered Rate). In 2003, we entered into $1.0 billion of notional fixed-to-floating interest rate swaps, which we designated as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The weighted-average receive rate and pay rate for these swaps at September 30, 2003, was 4.23% and 2.55%, respectively.

     In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. The fair value of such arrangements has increased $514 million since December 31, 2002, to $1,174 million at September 30, 2003, primarily due to the strength of the Euro currency compared with the U.S. dollar.

     In connection with the combined interest rate swap agreements, as of September 30, 2003, we had received $200 million of cash collateral (included in "Cash" in the Consolidated Balance Sheet) and $10 million of security collateral (included in "Other current assets" in the Consolidated Balance Sheet).

     Debt Securities

     As of September 30, 2003, the carrying value of our long-term debt (including currently maturing long-term debt), excluding capital leases, was $15.9 billion. The market value associated with this debt was $17.5 billion. The carrying value of debt with an original maturity of less than one year approximates market value. The fair values of long-term debt were obtained based on quotes for these securities.


12.  EQUITY TRANSACTIONS

     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable, at the option of the holder, for 1.673 shares of AT&T common stock. As of June 30, 2002, all outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock were either exchanged or redeemed for approximately 10.4 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

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

     In June 2002, AT&T completed a public equity offering of 46 million shares of AT&T common stock for net proceeds of $2.5 billion. AT&T utilized the proceeds from the offering to satisfy a portion of its obligation to AT&T Canada common shareholders (see note 9).


13.  COMMITMENTS AND CONTINGENCIES

     In connection with the separation of its former subsidiaries, AT&T has entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, AT&T shares in the cost of certain litigation if the settlement exceeds certain thresholds. With the exception of two matters already reserved for (Sparks, et al. v. AT&T Lucent Technologies and NCR's Fox River environmental clean-up matter, see note 8), we have assessed that none of the litigation liabilities allocated to former subsidiaries were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, AT&T could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     In October 2003, the Federal Communications Commission (FCC) found that AT&T violated Section 203 of the Communications Act of 1934 (Act) for refusing to transfer the customers of one reseller to the service plans of another reseller. The actions which gave rise to this finding were the subject of a lawsuit filed in March 1995 in the United States District Court for the District of New Jersey by Combined Companies, Inc, Winback & Conserve, One Stop Financial, 800 Discounts and Group discounts, Inc. against AT&T. AT&T intends to appeal this decision, as it believes its actions were consistent with its obligations under the Act. In addition, AT&T's liability in this matter is subject to the plaintiff proving it sustained damages and demonstrating the amount to which it claims to be entitled. Thus, the extent of liability cannot be estimated at this time. In the original lawsuit plaintiff had sought an injunction requiring AT&T to transfer customers from one reseller to another. Plaintiff has not filed an amended complaint asserting damages.

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

     Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2003. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at September 30, 2003, would not be material to our annual consolidated financial statements.

     LEASES AND OTHER COMMITMENTS

     Under certain real estate operating leases (with entities consolidated as a result of FIN 46, see note 3), AT&T could have been required to make payments to the lessors of up to $427 million at the end of the lease term. In September 2003, AT&T gave notice to exercise its purchase options under these leases. As a result of the exercise of these options, AT&T will no longer have a potential payment requirement.


14.  SEGMENT REPORTING

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

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services, such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively these services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services also provides all distance services, which bundle long distance, local and local toll.

     The balance of AT&T's continuing operations is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.

     Total assets for our reportable segments include all assets, except intercompany receivables. AT&T prepaid pension assets, taxes and corporate-owned or leased real estate are generally held at the corporate level and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments and additions to internal-use software (which are included in "Other assets").

     AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. Generally, AT&T Business Services accounts for these sales as contra-expense.

     REVENUE
                                                                 For the Three Months           For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                  2003       2002                2003       2002
                                                                --------   --------            --------   --------
                                                                                Dollars in millions

        AT&T Business Services external revenue                 $  6,282   $  6,602            $ 19,125   $ 19,697
        AT&T Business Services internal revenue                        -         98                   -        273
                                                                --------   --------            --------   --------
        Total AT&T Business Services revenue                       6,282      6,700              19,125     19,970
        AT&T Consumer Services external revenue                    2,353      2,794               7,265      8,791
                                                                --------   --------            --------   --------
        Total reportable segments                                  8,635      9,494              26,390     28,761
        Corporate and Other                                           14        (85)                 40       (224)
                                                                --------   --------            --------   --------
        Total revenue                                           $  8,649   $  9,409            $ 26,430   $ 28,537
                                                                --------   --------            --------   --------

     RECONCILIATION OF OPERATING INCOME TO INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME,
       AND NET (LOSSES)  EARNINGS RELATED TO EQUITY INVESTMENTS
                                                                For the Three Months            For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                  2003       2002                2003       2002
                                                                --------   --------            --------   --------
                                                                                Dollars in millions
        AT&T Business Services operating income                 $    417   $    854            $  1,614   $  2,577
        AT&T Consumer Services operating income                      500        595               1,621      2,203
                                                                --------   --------            --------   --------
        Total reportable segments operating income                   917      1,449               3,235      4,780
        Corporate and Other operating (loss)                         (88)       (34)               (211)      (139)
                                                                --------   --------            --------   --------
        Operating income                                             829      1,415               3,024      4,641
        Other (expense) income, net                                   (7)      (180)                 89       (285)
        Interest (expense)                                          (289)      (355)               (917)    (1,087)
                                                                --------   --------            --------   --------
        Income from continuing operations before
          income taxes, minority interest income, and
          net (losses) earnings related to equity investments   $    533   $    880            $  2,196   $  3,269
                                                                --------   --------            --------   --------

     ASSETS
                                                                                       At                  At
                                                                                  September 30,       December 31,
                                                                                      2003                2002
                                                                                  -------------       ------------
                                                                                        Dollars in millions
        AT&T Business Services assets                                             $ 34,951            $ 36,389
        AT&T Consumer Services assets                                                1,095               1,390
                                                                                    --------           --------
        Total reportable segments assets                                            36,046              37,779
        Corporate and Other assets*                                                 15,261              17,493
                                                                                    --------           --------
        Total assets                                                              $ 51,307            $ 55,272
                                                                                    --------           --------


        * Includes cash of $6.4 billion at September 30, 2003, and $7.8 billion at December 31, 2002.

        Geographic information is not presented due to the immateriality of revenue attributable to international customers.

        Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

                           AT&T CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

AT&T Corp. (AT&T or the Company) is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, and data and Internet communications services.


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

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and nine months ended September 30, 2003, and 2002, and financial condition as of September 30, 2003, and December 31, 2002.


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


CONSOLIDATED RESULTS OF OPERATIONS

The comparison of 2003 results with 2002 results was impacted by the April 1, 2002 unwind of Concert, our joint venture with British Telecommunications plc
(BT). The venture's assets and customer accounts were distributed back to the parent companies. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, AT&T assumed certain other assets that BT originally contributed to the joint venture. As a result, the results for the second and third quarters of 2002 and year-to-date 2003 include revenue and expenses associated with these customers and businesses, while the period of January 1, 2002 through March 31, 2002 includes our proportionate share of Concert's earnings and related charges in "Net (losses) earnings related to equity investments."

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

Revenue
                                                                For the Three Months            For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                2003            2002            2003           2002
                                                              --------        --------        --------       --------
                                                                                 Dollars in millions
AT&T Business Services                                        $  6,282        $  6,700        $ 19,125       $ 19,970
AT&T Consumer Services                                           2,353           2,794           7,265          8,791
Corporate and Other                                                 14             (85)             40           (224)
                                                              --------        --------        --------       --------
Total revenue                                                 $  8,649        $  9,409        $ 26,430       $ 28,537
                                                              --------        --------        --------       --------

Total revenue decreased $0.8 billion, or 8.1%, in the third quarter of 2003, compared with the third quarter of 2002, and decreased $2.1 billion, or 7.4%, in the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. The declines were driven by continued declines in stand-alone long distance voice revenue of approximately $1.0 billion for the third quarter of 2003, and $2.9 billion for the nine months ended September 30, 2003, compared with the respective prior year periods. The declines in stand-alone long distance voice revenue reflect competition, which has led to lower prices and loss of market share, the impact of substitution by consumers and a decline in business retail volumes, partially offset by strength in business wholesale volumes. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) increased about 6% for the third quarter of 2003, and increased about 5% for the nine months ended September 30, 2003, compared with the same periods of 2002, as growth in lower-priced business wholesale more than offset the declines in business retail and traditional consumer long distance volumes.

Partially offsetting the decreases in stand-alone long distance voice revenue were increases in bundled services revenue (local and long distance) at AT&T Consumer Services of approximately $0.2 billion for the third quarter of 2003, and $0.7 billion for the nine months ended September 30, 2003, compared with the respective prior year periods. In addition, AT&T Business Services experienced increases in local services revenue of $0.1 billion in the third quarter of 2003, and $0.3 billion for the nine months ended September 30, 2003, compared with the respective prior year periods.

Revenue by segment is discussed in greater detail in the Segment Results section.

Operating Expenses
                                                                For the Three Months          For the Nine Months
                                                                Ended September 30,           Ended September 30,
                                                                --------------------          -------------------
                                                                  2003        2002              2003       2002
                                                                --------    --------          --------   --------
                                                                               Dollars in millions
Access and other connection                                     $   2,785   $  2,679          $  8,191   $  8,214
Costs of services and products                                      1,954      2,066             5,923      6,166
Selling, general and administrative                                 1,793      2,032             5,551      5,911
Depreciation and amortization                                       1,224      1,243             3,607      3,631
Net restructuring and other charges                                    64        (26)              134        (26)
                                                                ---------   --------          --------   --------
Total operating expenses                                        $   7,820   $  7,994          $ 23,406   $ 23,896
                                                                ---------   --------          --------   --------

Operating income                                                $     829   $  1,415          $  3,024   $  4,641
Operating margin                                                      9.6%      15.0%             11.4%      16.3%

Included within ACCESS AND OTHER CONNECTION EXPENSES are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. Costs paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses.

Access and other connection expenses increased 4.0%, or $0.1 billion, in the third quarter of 2003 and decreased 0.3%, or $23 million, for the nine months ended September 30, 2003, compared with the same periods of 2002. Domestic access charges for the third quarter and year-to-date period included a $125 million access expense adjustment to reflect the proper estimate of liability relating to access costs incurred in 2001 and 2002 (see note 5). Excluding this adjustment, domestic access charges declined $0.1 billion for the third quarter and $0.4 billion for the year-to-date period. These declines were primarily due to lower Universal Service Fund contributions and per-line charges of $0.1 billion for the quarter and $0.3 billion for the year-to-date period primarily resulting from the decline in long distance voice revenue. In addition, the declines were due to more efficient network usage and product mix aggregating $0.2 billion for the third quarter and $0.3 billion for the year-to-date period. These declines in domestic access charges were partially offset by higher costs of $0.1 billion for the quarter and $0.2 billion for the year-to-date period as a result of overall long distance volume growth. Also contributing to the decline in access and other connection expenses for the year-to-date period were lower international connection charges of $0.1 billion as a result of lower rates as well as the reintegration of customers and assets from the unwind of Concert. These declines were partially offset by an increase in local connectivity costs of $0.1 billion for the quarter and $0.4 billion for the year-to-date period, primarily as a result of new state entries and subscriber increases.

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

Costs of services and products decreased $0.1 billion, or 5.4%, in the third quarter of 2003 and $0.2 billion, or 3.9%, in the first nine months of 2003, compared with comparable prior year periods. The declines were primarily driven by the overall impact of lower revenue and the related costs, a lower provision for uncollectibles, as well as by the deconsolidation of AT&T Latin America. These declines were partially offset by the impact of a weak U.S. dollar. Additionally, the decrease for the nine months ended September 30, 2003, was partially offset by increased costs as a result of the reintegration of customers and assets from the unwind of Concert.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased $0.2 billion, or 11.8%, in the third quarter of 2003 and $0.4 billion, or 6.1%, in the nine months ended September 30, 2003, compared with the corresponding periods in 2002. The decreases were driven by approximately $0.2 billion for the quarter and $0.3 billion for the year-to-date period of lower expenses due to reduced volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers, as well as overall cost control efforts. The year-to-date decrease was also driven by $0.1 billion of lower long distance and brand advertising and promotional spending, partially offset by $0.1 billion of increased marketing, customer care and sales expenses associated with new local service offerings by AT&T Consumer Services.

DEPRECIATION AND AMORTIZATION EXPENSES decreased $19 million, or 1.5%, in the third quarter of 2003, compared with the third quarter of 2002, and decreased $24 million, or 0.7%, in the nine months ended September 30, 2003, compared with the corresponding period in 2002. The decreases were primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and lower depreciation associated with our AT&T Latin America subsidiary, which was classified as an asset held for sale in December 2002. These declines were largely offset by an increase in the asset base. Total capital expenditures were $1.2 billion and $1.0 billion for the three months ended September 30, 2003 and 2002, respectively, and were $2.7 billion and $2.6 billion for the nine months ended September 30, 2003 and 2002, respectively. These amounts include $0.4 billion recorded in the third quarter of 2003 in connection with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." We continue to focus the majority of our capital spending on Internet protocol & enhanced services (IP&E services) and data services, both of which include managed services, as well as local voice services.

In the third quarter of 2003, NET RESTRUCTURING AND OTHER CHARGES of $64 million consisted of $75 million of costs associated with the Company's management realignment efforts (involuntarily impacting approximately 800 mid-level managers), primarily representing separation costs, partially offset by the reversal of $11 million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate. This quarter's business restructuring activity reflects the next step towards completion of the Company's initiative to streamline its management structure, which is expected to be completed by the end of 2003. The completion of these activities will require AT&T to record an additional charge in the fourth quarter of 2003. However, it is anticipated that it will be lower than the charge recorded in the third quarter of 2003.

Net restructuring and other charges of $134 million for the nine months ended September 30, 2003, consists of costs associated with the Company's management realignment efforts, primarily separation costs. These exit plans involuntarily impacted approximately 900 managers across the company, almost 30% of which have exited the business as of September 30, 2003, with substantially all of the remainder expected to be off roll by the end of 2003. These activities were partially offset by the reversal of $11 million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate. The exit plans are not expected to yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge recorded) in 2003, however, we expect to realize approximately $225 million of cash savings and benefit to operating income in subsequent years, when the exit plan is completed.

For the three and nine months ended September 30, 2002, AT&T recorded a net reversal of $26 million of net restructuring and other charges. At that time, AT&T's management reevaluated the business restructuring plan established in the fourth quarter of 2001 and determined that the plan needed to be modified, primarily for certain areas of AT&T Business Services, including network services, given the industry conditions at that time, as well as the redeployment of certain employees to different functions within the Company. As a result, approximately $137 million of net restructuring and other charges were reversed, which primarily consisted of $110 million for employee separation costs. The reversals also included $12 million of sales obligation liabilities recorded in a prior year associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate. AT&T's management developed a new exit plan to ensure proper management of our cost structure in other areas of AT&T Business Services, including network services, with an offsetting additional charge of $111 million. This plan primarily consisted of $91 million for employee separation costs and $16 million for facility closings related to buildings becoming vacant as a result of previously announced restructuring plans. Of the 1,400 employees affected by this exit plan, slightly more than half were management employees and 17% left voluntarily.

Relative to the business restructuring reserves recorded during the third and fourth quarters of 2002, approximately 70% of the employees affected by these exit plans have left their positions as of September 30, 2003, with the remaining reductions to occur by the end of 2003.

AT&T's OPERATING INCOME in the third quarter of 2003 decreased $0.6 billion, or 41.4%, compared with the third quarter of 2002. For the nine months ended September 30, 2003, AT&T's operating income declined $1.6 billion, or 34.8%, compared with the sameperiod in 2002. AT&T's operating margin was 9.6% in the third quarter of 2003 compared with 15.0% in the third quarter of 2002, and was 11.4% in the 2003 year-to-date period, compared with 16.3% in the 2002 year-to-date period. The margin declines were primarily due to the decline in revenue coupled with a lower rate of decline in related operating expenses reflecting pricing pressures, product substitution and a shift from higher-margin retail long distance services to lower-margin wholesale long distance service and other lower-margin services. In addition, the margins were negatively impacted by a $125 million access expense adjustment recorded in the third quarter of 2003.

                                                               For the Three Months             For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                               --------------------             -------------------
                                                                 2003        2002                 2003       2002
                                                               --------    --------             --------   --------
                                                                               Dollars in millions
Other (expense) income, net                                    $    (7)    $  (180)             $    89    $  (285)

OTHER (EXPENSE) INCOME, NET, in the third quarter of 2003 was expense of $7 million compared with expense of $0.2 billion in the third quarter of 2002. The favorable variance of $0.2 billion was primarily due to impairments of $0.2 billion in the third quarter of 2002 related to certain leases of aircraft which are accounted for as leveraged leases. Additionally, investment-related income for the third quarter of 2003 increased compared with the comparable prior year period. Unfavorably impacting other (expense) income, net was a loss of $0.1 billion, associated with the early call of certain debt instruments.

Other (expense) income, net, in the nine months ended September 30, 2003, was income of $0.1 billion compared with expense of $0.3 billion in the nine months ended September 30, 2002. The favorable variance of $0.4 billion was primarily due to impairments of $0.2 billion in the third quarter of 2002 related to certain leases of aircraft, which are accounted for as leveraged leases and lower investment impairment charges of $0.1 billion, primarily driven by impairment charges recorded in 2002 for Time Warner Telecom. Also contributing to the favorable variance were gains related to mark-to-market adjustments on financial instruments recorded in 2003 versus losses in 2002 and increased investment-related income totaling $0.1 billion. Partially offsetting these favorable items was a $0.1 billion reserve recorded in 2003 related to certain leases of aircraft which are accounted for as leveraged leases. Also included in other (expense) income, net, in the first nine months of 2003 were losses of $0.3 billion associated with the early call and repurchase of long-term debt instruments. This loss was partially offset by a $0.2 billion gain, also in the first nine months of 2003, associated with the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock.

We continue to hold investments in leveraged leases of commercial aircraft, which we lease to domestic airlines as well as aircraft related companies. Should the financial difficulties in the U.S, airline industry lead to further bankruptcies or lease restructurings, AT&T could be expected to record additional losses associated with its aircraft lease portfolio.

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
                                                                                Dollars in millions
Interest (expense)                                              $  (289)    $  (355)            $  (917)   $(1,087)

INTEREST (EXPENSE) decreased 18.7%, or $0.1 billion, in the third quarter of 2003 compared with the third quarter of 2002, and decreased 15.7%, or $0.2 billion, in the nine months ended September 30, 2003 compared with the first nine months of 2002. The decrease was primarily due to a lower average debt balance in 2003 compared with 2002, reflecting our debt reduction efforts, slightly offset by interest rate step-ups within our existing debt portfolio.

                                                                 Ended September 30,            Ended September 30,
                                                                 -------------------            -------------------
                                                                   2003       2002                2003       2002
                                                                 --------   --------            --------   --------
                                                                               Dollars in millions
(Provision) for income taxes                                     $   (72)   $  (370)            $  (677)   $(1,362)
Effective tax rate                                                  13.5%      42.0%               30.8%      41.7%

The (PROVISION) FOR INCOME TAXES decreased $0.3 billion in the third quarter of 2003 compared with the third quarter of 2002. This decrease was primarily due to the impact of a lower effective tax rate and lower income before income taxes in the third quarter of 2003. The effective tax rate in the third quarter of 2003 was 13.5%, compared with 42.0% in the prior year quarter. The effective tax rate in 2003 was positively impacted by approximately 22.5 percentage points due to the recognition of approximately $120 million of tax benefits associated with refund claims, which received governmental approval during the third quarter. The tax refund claims related to additional research and experimentation tax credits generated in prior years. The effective tax rate in 2002 was negatively impacted by charges we recorded in connection with certain investments in leveraged leases, for which a limited tax benefit was recorded.

The (provision) for income taxes decreased $0.7 billion in the first nine months of 2003 compared with the same period of 2002. This decrease was primarily due to lower income before income taxes and the impact of a lower effective tax rate in the first nine months of 2003. The effective tax rate in the first nine months of 2003 was 30.8%, compared with 41.7% for the same period of 2002. The effective tax rate in 2003 was positively impacted by approximately 5.5 percentage points due to the recognition of approximately $120 million of tax benefits associated with tax refund claims related to additional research and experimentation tax credits generated in prior years. In addition, the 2003 effective tax rate was positively impacted by the recognition of tax benefits in connection with the exchange and sale of AT&T's remaining interest in AT&T Wireless common stock. The effective tax rate in 2002 was negatively impacted by the consolidation of AT&T Latin America's losses, for which the Company was unable to record tax benefits, as well as by charges we recorded in 2002 in connection with certain investments in leveraged leases for which a limited tax benefit was recorded.

In the fourth quarter of 2002, AT&T recorded a valuation allowance against the deferred tax asset attributable to the book and tax basis difference for our investment in AT&T Latin America. AT&T's ability to realize the deferred tax asset related to AT&T Latin America is dependent on factors outside of AT&T's control. Based on the resolution of various matters, which are expected over the next 12-15 months, AT&T may determine that all, or a portion of, the valuation allowance established in 2002 would no longer be necessary.

                                                                For the Three Months            For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
                                                                                Dollars in millions
Minority interest income                                        $     -     $    28             $     1    $    81

MINORITY INTEREST INCOME represents an adjustment to AT&T's income to reflect the less than 100% ownership of consolidated subsidiaries. Minority interest income decreased $28 million in the third quarter of 2003 compared with the third quarter of 2002, and decreased $80 million in the nine months ended September 30, 2003, compared with the comparable period in 2002. The decreases were primarily due to our no longer recording minority interest income related to AT&T Latin America. In December 2002, AT&T fully utilized the minority interest balance related to AT&T Latin America.

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
                                                                                Dollars in millions
Net (losses) earnings related to equity investments             $    (3)    $   (13)            $     3    $  (414)

NET (LOSSES) EARNINGS RELATED TO EQUITY INVESTMENTS, which are recorded net of income taxes, were losses of $3 million in the third quarter of 2003 compared with losses of $13 million in the third quarter of 2002. The favorable variance was primarily driven by a $13 million after-tax charge ($21 million pretax) recorded in the third quarter of 2002 due to the accretion of the floor price of AT&T's obligation to purchase the shares of AT&T Canada not owned by AT&T.

For the nine months ended September 30, 2003, net (losses) earnings related to equity investments were earnings of $3 million compared with losses of $414 million for the nine months ended September 30, 2002. The favorable variance was driven primarily by after-tax charges of $326 million ($528 million pretax) recorded in 2002 related to the estimated loss on AT&T's commitment to purchase the shares of AT&T Canada not owned by AT&T. The charges reflected further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price of AT&T's obligation to purchase AT&T Canada shares. The variance was also positively impacted by equity losses from the Concert joint venture recorded in 2002 (prior to the unwind on April 1, 2002), combined with a favorable settlement in 2003 related to the unwind of the Concert joint venture, totaling $84 million after-tax ($136 million pretax).

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
                                                                                Dollars in millions
Net (loss) from discontinued operations, net of
  income taxes                                                  $   (13)    $  (318)            $   (13)   $(14,316)

NET (LOSS) FROM DISCONTINUED OPERATIONS for the three and nine months ended September 30, 2003, reflects an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corporation (NCR), which was spun-off from AT&T in 1996. NCR has been formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, AT&T is required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in the third quarter of 2003, AT&T recorded its estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both, a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, AT&T's actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. AT&T is liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

Net (loss) from discontinued operations for the three and nine months ended September 30, 2002 primarily represents the operating results of AT&T Broadband, which AT&T disposed of on November 18, 2002. Accordingly, the revenue and expenses of AT&T Broadband have been excluded from the respective captions in the Consolidated Statements of Operations. The operating results for AT&T Broadband for the three months ended September 30, 2002, was a loss of $318 million after-tax ($399 million pretax). For the nine months ended September 30, 2002, AT&T Broadband's operating loss was $14,228 million after-tax ($20,071 million pretax).

Also included in net (loss) from discontinued operations for the three and nine months ended September 30, 2002, was an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs recorded in the second quarter of 2002 totaled $88 million after-tax ($132 million pretax). (In the fourth quarter of 2002, this initial estimate was reduced to $33 million after-tax [$45 million pretax]). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be different than amounts accrued at September 30, 2003. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
                                                                                Dollars in millions
Cumulative effect of accounting changes                         $   (27)    $     -             $    15    $  (856)

Effective July 1, 2003, we early adopted FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51," resulting in a charge of $27 million, net of income taxes of $17 million, recognized as the CUMULATIVE EFFECT of accounting change in the third quarter of 2003. This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on this standard, two entities that AT&T leases buildings from qualify as VIEs and, therefore, were consolidated as of July 1, 2003.

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

Earnings Per Share
                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                --------------------            -------------------
                                                                  2003        2002                2003       2002
                                                                --------    --------            --------   --------
Earnings from continuing operations per basic share              $ 0.58      $ 0.68              $ 1.94     $ 2.14
Total earnings (loss) per basic share                              0.53        0.27                1.94     (18.47)

Earnings from continuing operations per diluted share            $ 0.58      $ 0.67              $ 1.93     $ 2.07
Total earnings (loss) per diluted share                            0.53        0.26                1.94     (17.92)

EARNINGS PER DILUTED SHARE from continuing operations declined $0.09 to $0.58 in the third quarter of 2003 compared with $0.67 per diluted share in the third quarter of 2002. For the nine months ended September 30, 2003, earnings per share from continuing operations declined $0.14 to $1.93 from $2.07 for the nine months ended September 30, 2002. The decline for the quarter was primarily driven by lower operating income, partially offset by favorable variances in other (expense) income, interest expense and the provision for income taxes. The decline for the year-to-date period was primarily due to lower operating income, partially offset by favorable variances in net earnings (losses) related to equity investments, other income and the provision for income taxes. Also contributing to the decline in the year-to-date period was higher average shares primarily resulting from AT&T common stock issued in conjunction with various equity transactions that took place during 2002 (see note 12).

In the third quarter of 2003, total diluted earnings per share of $0.53 included income from continuing operations as discussed above of $0.58, a loss from discontinued operations of $0.02 and a loss related to the cumulative effect of an accounting change of $0.03. Total earnings per share of $1.94 for the nine months ended September 30, 2003, included income from continuing operations as discussed above of $1.93, a loss from discontinued operations of $0.01 and income related to the cumulative effect of accounting changes of $0.02.

In the third quarter of 2002, total diluted earnings per share of $0.26 included income from continuing operations as discussed above of $0.67 and a loss from discontinued operations of $0.41. For the nine months ended September 30, 2002, total diluted loss per share of $17.92 included income from continuing operations as discussed above of $2.07, a loss from discontinued operations of $18.86, and a loss related to the cumulative effect of an accounting change of $1.13.


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


AT&T BUSINESS SERVICES

AT&T Business Services provides a variety of global communications services to small and medium-sized businesses, large domestic and multinational businesses and government agencies. AT&T Business' services include long distance, international, toll-free and local voice, including wholesale transport services (sales of services to service resellers), as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications. Data services and IP&E services are broad categories of services in which data (e.g., e-mail, video or computer file) is transported from one location to another. Data services includes bandwidth services (dedicated private line services through high-capacity optical transport), packet services and managed data services. In packet services, data is divided into efficiently sized components and transported between packet switches until it reaches its final destination, where it is reassembled. Packet services includes frame relay and Asynchronous Transfer Mode (ATM). IP&E services includes all services that ride on the IP common backbone or that use IP technology, including managed IP services, as well as application services (e.g., hosting or security). Managed services delivers end-to-end enterprise networking solutions by managing networks, servers and applications. AT&T Business Services also provides outsourcing solutions and other professional services.

                                                                 For the Three Months             For the Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                                 --------------------             -------------------
                                                                   2003        2002                 2003       2002
                                                                 --------    --------             --------   --------
                                                                                 Dollars in millions
Services revenue*                                                $  6,199    $  6,616             $ 18,903   $ 19,697
Equipment and product sales                                            83          84                  222        273
                                                                 --------    --------             --------   --------
Total revenue                                                    $  6,282    $  6,700             $ 19,125   $ 19,970
                                                                 --------    --------             --------   --------

Operating income                                                 $    417    $    854             $  1,614   $  2,577
Capital additions                                                $    995    $    912             $  2,396   $  2,418

                                                                  At               At
                                                             September 30,    December 31,
                                                                 2003             2002
                                                             -------------    ------------
Total assets                                                   $ 34,951         $ 36,389

* For the three and nine months ended September 30, 2002, services revenue included $98 million and $273 million, respectively, of sales to AT&T Broadband, which were recorded as internal revenue through the November 18, 2002, date of disposition. Currently, sales to AT&T Broadband, now Comcast Corporation, are recorded as external revenue.

REVENUE

AT&T Business Services revenue decreased $0.4 billion, or 6.2%, in the third quarter of 2003 and declined $0.8 billion, or 4.2%, for the nine months ended September 30, 2003, compared with the same prior year periods. The decreases were primarily driven by declines in long distance voice services, decreased data services and lower outsourcing contract revenue, partially offset by growth in local voice services and IP&E services. The year-to-date growth rate was favorably impacted by the reintegration of Concert businesses on April 1, 2002. Additionally, both the quarter and year-to-date period growth rates were negatively impacted by AT&T Latin America, which was fully consolidated in 2002, but not in 2003.

Long distance voice revenue for the third quarter of 2003 declined $328 million, or 10.5%, to $2.8 billion and decreased $766 million, or 8.2%, to $8.6 billion, for the nine months ended September 30, 2003, compared with the same prior year periods. The declines were driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes. These factors are expected to continue to negatively impact revenue. Total long distance volumes grew nearly 15% in the third quarter 2003 and approximately 13% for the nine months ended September 30, 2003, compared with the same prior year periods, reflecting an increase in lower-priced wholesale minutes more than offsetting the decrease in higher-priced retail minutes. This volume increase was not enough to offset the price declines previously noted.

Data services revenue declined 6.5%, or $137 million, to $1.9 billion, compared with the third quarter of 2002, and declined 3.8%, or $239 million, to $5.9 billion, for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. The declines were primarily due to the continued decline in private line services (a service in which the connection is dedicated to the customer) driven by pricing. Excluding equipment and product sales, data services revenue declined 5.7% in the third quarter of 2003 compared with the third quarter of 2002, and declined 3.6% in the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002.

IP&E services revenue increased $55 million, or 13.0%, to $476 million in the third quarter of 2003 compared with the third quarter of 2002 driven by increases in managed internet access, hosting and related equipment and product sales. For the nine months ended September 30, 2003, IP&E services revenue increased $145 million, or 11.8% to $1.4 billion, compared with the nine months ended September 30, 2002, driven primarily by increases in managed internet access, hosting and related equipment and product sales. Excluding equipment and product sales, IP&E services revenue increased 8.6% in the third quarter of 2003 compared with the third quarter of 2002, and increased 10.0% in the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002.

Local voice services revenue grew $105 million, or 37.9%, to $379 million in the third quarter of 2003, and grew $279 million, or 33.9%, to $1.1 billion in the nine months ended September 30, 2003, compared with the same prior year periods. This growth reflects our continued focus on increasing the utilization of our existing footprint. There were over 4.3 million access lines in service at September 30, 2003, an increase of approximately 97 thousand since the end of the second quarter of 2003.

OPERATING INCOME

Operating income declined $0.4 billion, or 51.2%, in the third quarter of 2003 and $1.0 billion, or 37.4%, in the nine months ended September 30, 2003, compared with the same periods in 2002. The declines were primarily due to the decrease in the long distance voice business resulting primarily from the impact of continued decline in the average price per minute and declining retail volumes tied to the weak economyand substitution. The decline in operating income was also impacted by a $125 million access expense adjustment recorded in the third quarter of 2003 and an increase in restructuring charges, partially offset by cost control efforts.

Operating margin declined to 6.6% in the third quarter of 2003 from 12.7% in the third quarter of 2002, and declined to 8.4% in the nine months ended September 30, 2003 from 12.9% in the comparable prior year period. The margin declines for the third quarter and the year-to-date period reflect the declining long distance retail voice business coupled with a shift from higher-margin long distance voice services to lower-margin growth services, which include wholesale services. The decline in operating margin was also impacted by the access expense adjustment and an increase in restructuring charges, partially offset by cost control efforts.

OTHER ITEMS

Capital additions were $995 million in the third quarter of 2003, and were $2.4 billion for the nine months ended September 30, 2003. We continue to concentrate the majority of capital spending on our growth businesses, focusing on improving the customer experience and AT&T's overall cost structure. The current period capital additions also included $241 million of property, plant and equipment resulting from the adoption of FIN 46.

Total assets declined $1.4 billion, or 4.0%, at September 30, 2003, compared with December 31, 2002, primarily driven by lower net property, plant and equipment, a decrease in accounts receivable resulting from improved cash collections and lower revenue and a decrease in other current assets as a result of the deconsolidation of AT&T Latin America in the second quarter of 2003.


AT&T CONSUMER SERVICES

AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call), calling card services and dial-up Internet. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these represent stand-alone long distance services and are not offered in conjunction with any other service. In addition, AT&T Consumer Services provides all distance services, which bundle long distance, local and local toll.

                                                                 For the Three Months            For the Nine Months
                                                                 Ended September 30,             Ended September 30,
                                                                 --------------------            -------------------
                                                                   2003        2002                2003       2002
                                                                 --------    --------            --------   --------
                                                                                 Dollars in millions
Revenue                                                          $  2,353    $  2,794            $  7,265   $  8,791
Operating income                                                      500         595               1,621      2,203
Capital additions                                                      14          34                  55         95

                                                                 At               At
                                                            September 30,    December 31,
                                                                2003             2002
                                                            -------------    ------------
Total assets                                                  $ 1,095          $ 1,390

REVENUE

AT&T Consumer Services revenue declined $0.4 billion, or 15.8%, in the third quarter of 2003 and declined $1.5 billion, or 17.4%, in the nine months ended September 30, 2003, compared with the same prior year periods. The decline in both periods was primarily due to a decline in stand-alone long distance voice services, which declined $0.7 billion to $1.8 billion in the third quarter of 2003, and declined $2.2 billion to $5.6 billion in the first nine months of 2003, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T, such as bundled services. Partially offsetting these declines was an increase in bundled revenue and pricing actions. Bundled revenue rose $0.2 billion to $0.5 billion for the third quarter of 2003, and increased $0.7 billion to $1.4 billion for the nine months of 2003, reflecting an increase in subscribers primarily due to penetration in existing markets, as well as new markets entered into since September 30, 2002, including Indiana, Virginia, Maryland, Massachusetts, Wisconsin, Minnesota and Arizona. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers. Also partially offsetting the declines in stand-alone long-distance voice services were pricing actions taken, including a monthly fee that we began billing in the third quarter of 2003 to recover costs, including certain access charges and property taxes.

Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 19% in the third quarter of 2003 and declined approximately 16% for the year-to-date period in 2003, compared with the same periods of 2002, as a result of competition and wireless and Internet substitution. The year-to-date decline was partially offset by an increase in prepaid card usage. We expect product substitution, competition (including the continued entry of the Regional Bell Operating Companies (RBOC's) into the long distance market) and customer migration to lower-priced calling plans and products to continue to negatively impact AT&T Consumer Services.

OPERATING INCOME

Operating income declined $0.1 billion, or 16.1%, in the third quarter of 2003 and declined $0.6 billion, or 26.4%, in the nine months ended September 30, 2003, compared with the same periods in 2002. The declines were primarily due to the decline in the stand-alone long distance business.

Operating margin declined to 21.2% in the third quarter of 2003 from 21.3% in the third quarter of 2002, and declined to 22.3% in the nine months ended September 30, 2003, from 25.1% in the comparable prior year period. The margin declines for the third quarter and the year-to-date period reflect the decrease in revenue coupled with a slower rate of decline in related expenses. The margin declines, particularly the third quarter decline, were partially mitigated by pricing actions taken.

OTHER ITEMS

Capital additions decreased $20 million, or 58.0% in the third quarter of 2003, and declined $40 million, or 42.2%, for the nine months ended September 30, 2003, compared with the same periods in 2002.

Total assets declined $0.3 billion to $1.1 billion at September 30, 2003, from December 31, 2002. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.


CORPORATE AND OTHER

This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                                                                 For the Three Months             For the Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                                 --------------------             -------------------
                                                                   2003        2002                 2003       2002
                                                                 --------    --------             --------   --------
                                                                                 Dollars in millions
Revenue                                                          $    14     $   (85)             $    40    $  (224)
Operating (loss)                                                     (88)        (34)                (211)      (139)
Capital additions                                                    198          23                  210         47

                                                                 At               At
                                                            September 30,    December 31,
                                                                2003             2002
                                                            -------------    ------------
Total assets                                                  $ 15,261         $ 17,493

REVENUE

For the third quarter of 2003, Corporate and Other revenue was $14 million, compared with negative $85 million for the third quarter of 2002. For the nine months ended September 30, 2003, Corporate and Other revenue was $40 million, compared with negative $224 million for the nine months ended September 30, 2002. The year-over-year changes were primarily due to lower eliminations of internal revenue in 2003 as a result of the split-off of AT&T Broadband in November 2002.

OPERATING INCOME

For the third quarter of 2003, the operating loss grew $54 million to $88 million, compared with the third quarter of 2002. For the nine months ended September 30, 2003, the operating loss grew $72 million to a loss of $211 million, compared with the nine months ended September 30, 2002. The increased operating loss in 2003 compared with 2002 for both the quarter and year-to-date periods was primarily due to higher compensation and benefit costs reflecting higher postretirement and pension expense driven in part by a lower discount rate and expected rate of return on plan assets. The year-to-date increases were partly offset by transaction costs associated with AT&T's restructuring recorded in 2002 and an asset impairment charge recorded in 2002.

OTHER ITEMS

Capital additions increased $0.2 billion for the third quarter and nine months ended September 30, 2003, compared with the same periods in 2002, as a result of $192 million of property, plant and equipment recorded in connection with the adoption of FIN 46.

Total assets decreased $2.2 billion to $15.3 billion at September 30, 2003, from December 31, 2002. The decrease was primarily driven by a lower cash balance of $1.4 billion at September 30, 2003, and lower other current assets of $0.4 billion primarily due to a reduction in income taxes receivable as a result of the receipt of tax refunds. In addition, other assets declined $0.4 billion, primarily due to the disposal of our interest in AT&T Wireless common stock.

FINANCIAL CONDITION
                                                                                    September 30,       December 31,
                                                                                       2003                 2002
                                                                                    -------------       ------------
                                                                                          Dollars in millions
Total assets                                                                          $ 51,307            $ 55,272
Total liabilities                                                                       37,768              42,960
Total shareowners' equity                                                               13,539              12,312

Total assets decreased $4.0 billion, or 7.2%, to $51.3 billion at September 30, 2003, compared with December 31, 2002. This decrease was largely driven by a $1.3 billion decrease in cash and cash equivalents. Property, plant and equipment declined $0.9 billion as a result of depreciation recorded during the period, partially offset by capital expenditures and assets added as a result of the adoption of FIN 46. Accounts receivable decreased by $0.8 billion, primarily driven by lower revenue and improved collections. In addition, other current assets declined $0.6 billion, primarily due to a reduction in income taxes receivable as a result of the receipt of tax refunds, and due to the deconsolidation of AT&T Latin America, partially offset by mark-to-market adjustments on financial instruments. Other assets declined by $0.4 billion, primarily due to the disposal of our interest in AT&T Wireless common stock, which had a carrying amount of $0.5 billion at December 31, 2002, a portion of which was used to redeem exchangeable notes that were indexed to AT&T Wireless common stock and the remaining interest was sold. The decline in other assets was partially offset by increased mark-to-market adjustments on financial instruments.

Total liabilities decreased $5.2 billion, or 12.1%, to $37.8 billion at September 30, 2003, from $43.0 billion at December 31, 2002. This decrease was primarily the result of $5.2 billion in lower debt, reflecting the early retirement of $4.8 billion of debt, including exchangeable notes indexed to AT&T Wireless common stock we owned, and the $1.3 billion repayment of one-year notes and commercial paper. These reductions in debt were partially offset by a $0.5 billion increase as a result of the adoption of FIN 46 and an increase of $0.4 billion due to mark-to-market adjustments. Also contributing to the decline in total liabilities was lower accounts payable of $0.5 billion as payments were made against year-end capital expenditures and other accruals and lower payroll and short-term benefit-related liabilities of $0.4 billion, as payments for salary and other compensation accruals were made during the period. Partially offsetting these declines was an increase in deferred taxes of $0.8 billion, reflecting greater tax deductions related to property, plant and equipment.

Total shareowners' equity increased $1.2 billion, or 10.0%, to $13.5 billion at September 30, 2003, from $12.3 billion at December 31, 2002. This increase was primarily due to $1.5 billion of net income, partially offset by dividends declared.

We expect the market value of AT&T's pension assets at December 31, 2003, to continue to be lower than the accumulated benefit obligation (ABO) for the AT&T Management Pension Plan. Under SFAS No. 87, "Employer's Accounting for Pensions," a company is required to record an additional minimum liability equal to the amount of the unfunded ABO. The actual 2003 minimum pension liability will be calculated on the next measurement date of the plan, which is December 31, 2003, and is dependent on plan asset values at that time, as well as assumptions used to measure pension obligations and could result in a net charge to equity. There is a wide range of possible outcomes depending on the securities' market performance and interest rate fluctuations during the fourth quarter.


LIQUIDITY

Cash Flows
                                                                                For the Nine Months Ended September 30,
                                                                                      2003                   2002
                                                                                ------------------- -------------------
                                                                                          Dollars in millions
Provided by operating activities of continuing operations                             7,113                  6,944
(Used in) investing activities of continuing operations                              (2,389)                (2,614)
(Used in) financing activities of continuing operations                              (5,987)                (3,882)
(Used in) discontinued operations                                                         -                 (4,133)
                                                                                   --------               --------
Net (decrease) in cash and cash equivalents                                        $ (1,263)              $ (3,685)
                                                                                   --------               --------

Net cash provided by operating activities of AT&T's continuing operations of $7.1 billion for the nine months ended September 30, 2003, was generated primarily by $6.9 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments. Also contributing to the source of cash was a net change in other assets and liabilities of $0.4 billion primarily due to tax refunds partially offset by lower payroll and benefit related liabilities due to payments of accruals. In addition, accounts receivable decreased $0.2 billion reflecting cash collections. Partially offsetting these sources of cash was a $0.4 billion decrease in accounts payable primarily due to payments of year-end operating accruals.

Net cash provided by operating activities of continuing operations of $6.9 billion for the nine months ended September 30, 2002, primarily included $7.2 billion of income from continuing operations, adjusted to exclude noncash income items and net gains on sales of businesses and investments. Also contributing to the source of cash from operating activities was a decrease in accounts receivable of $0.3 billion, primarily due to the collection of a receivable from Liberty Media Corporation and improved cash collections. Partially offsetting these sources of cash were net changes in other operating assets and liabilities of $0.4 billion due to decreases in payroll and benefit-related liabilities and other short-term liabilities and a decrease of $0.2 billion in accounts payable, all of which were primarily attributable to payments made against year-end accruals.

AT&T's investing activities resulted in a net use of cash of $2.4 billion in the nine months ended September 30, 2003, compared with $2.6 billion in 2002. During the nine months ended September 30, 2003, AT&T spent $2.4 billion on capital expenditures, made payments of $0.2 billion to BT primarily associated with assets assumed by AT&T that BT originally contributed to the Concert joint venture, and received $0.1 billion of proceeds from the sale of its remaining AT&T Wireless shares. During the nine months ended September 30, 2002, AT&T spent $2.8 billion on capital expenditures, had an increase in restricted cash of $0.4 billion as a result of the posting of a cash-collateralized letter of credit associated with certain private debt, and received $0.5 billion from the sale of fixed assets.

During the nine months ended September 30, 2003, net cash used in financing activities was $6.0 billion, compared with $3.9 billion in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, AT&T made net payments of $5.8 billion to reduce debt, including early termination of debt (see "Financial Condition" discussion above), paid dividends of $0.4 billion and received $0.2 billion of cash collateral related to favorable positions of certain combined interest rate swap agreements. During the nine months ended September 30, 2002, AT&T made net payments of $6.1 billion to reduce debt, paid dividends of $0.4 billion, and received $2.6 billion from the issuance of AT&T common stock, primarily due to the sale of 46 million shares, the proceeds of which were used in October 2002 to settle a portion of AT&T's obligation to the AT&T Canada shareholders.


Working Capital and Other Sources of Liquidity

At September 30, 2003, our working capital ratio (current assets divided by current liabilities) was 1.08.

On October 8, 2003, we closed a $2.0 billion syndicated 364-day credit facility led by J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. that replaced our existing undrawn $3.0 billion facility. This new credit facility provides the option to extend the terms of the agreement for an additional 364-day period beyond October 7, 2004. Up to $0.3 billion of the facility can be utilized for letters of credit, which reduces the amount available. In October 2003, approximately $0.1 billion of letters of credit were issued under this facility. Additionally, the credit facility contains a financial covenant that requires AT&T to meet a net debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1.00 and an EBITDA interest coverage ratio (as defined in the credit agreement) of at least 3.50 to 1.00 for four consecutive quarters ending on the last day of each fiscal quarter.

At September 30, 2003, we were in compliance with the $3.0 billion credit facility covenants. Pursuant to the definitions in the new and previous credit facility, business restructuring and asset impairment charges have no impact on the EBITDA financial covenant in the credit facility.

In July 2003, AT&T renewed its AT&T Consumer Services 364-day customer accounts receivable securitization facility and entered into a new AT&T Business Services 364-day customer accounts receivable securitization facility. Together, the programs provide up to $1.65 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitizations are recorded as borrowings and included in short term debt. At September 30, 2003, approximately $0.2 billion was outstanding. The new facilities do not include the provision that previously required the outstanding balances to be paid by the collection of the receivables in the event AT&T's credit ratings were downgraded below investment grade. In addition, the new facilities require AT&T to meet a net debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1.00.

We anticipate continuing to fund our operations in 2003 primarily with cash and cash equivalents on hand, as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flow from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility in funding our operations that we desire. Sources of liquidity include the commercial paper market, $2.4 billion remaining under a universal shelf registration, an up to $1.65 billion securitization program (limited by eligible receivables) and the $2.0 billion credit facility. The maximum amount of commercial paper outstanding during the third quarter of 2003 and during the first nine months of 2003 was approximately $1.0 billion and $1.1 billion, respectively. We cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required.

Credit Ratings and Related Debt Implications

In July 2003, AT&T's long-term credit ratings were lowered by both Standard and Poor's and Fitch to BBB from BBB+. Standard and Poor's (S&P) removed the ratings from CreditWatch. The Company's short term credit and commercial paper ratings were affirmed by S&P and Fitch at A-2 and F-2, respectively. The rating action by S&P triggered a 25 basis point interest rate step-up on $11 billion of debt, $1.7 billion of which matures in November 2003. This step-up will result in an increase in interest expense of approximately $25 million in 2004. On July 24, 2003, Moody's affirmed AT&T's current ratings at Baa2 for long term and P-2 for short term. Moody's continues to hold AT&T's outlook at negative. The table below reflects the most recent actions of the rating agencies as described above:

                              Short-Term     Long-Term
Credit Rating Agency          Rating         Rating        Outlook

Standard & Poor's             A-2            BBB           Stable
Fitch                         F-2            BBB           Negative
Moody's                       P-2            Baa2          Negative


Further debt rating downgrades could require AT&T to pay higher rates on certain existing debt and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position.

If AT&T's debt ratings are further downgraded, AT&T's access to the capital markets may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at September 30, 2003. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced.

AT&T Corp. is generally the obligor for debt issuance. However we have some instances where AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.7 billion at September 30, 2003, is included within short-term and long-term debt on the Consolidated Balance Sheet. AT&T expects to repay approximately $0.5 billion of this debt by the end of November 2003.

Cash Requirements

Our cash needs for 2003 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We continue to expect our capital expenditures for 2003 to be approximately $3.4 billion (including the $0.4 billion noncash impact of assets consolidated as a result of FIN 46). On January 31, 2003, we completed the repurchase, with cash, of $3.7 billion of notes with interest rates of 6.375% and 6.5% and maturities of 2004 and 2013. In addition, in connection with the early retirement in February 2003 of exchangeable notes that were indexed to AT&T Wireless common stock, we made cash payments of $152 million to the debt holders, funded in part by $72 million of proceeds from the sale of our remaining AT&T Wireless shares. On September 15, 2003, we completed the cash repurchase of $0.5 billion of notes with interest rates of 8.125% and maturities of 2022 and 2024. On October 22, 2003, we completed the cash repurchase of notes called for redemption in September 2003, totaling $1.1 billion with interest rates of 5.625%, 6.375% and 8.625%, and maturities of 2004 and 2031. In addition, by the end of November 2003, AT&T expects to repay, with cash, $0.5 billion of debt associated with the exercise of its purchase option on buildings we leased. These transactions are expected to save approximately $0.3 billion of interest expense in 2003. In addition, we anticipate contributing approximately $0.5 billion to the postretirement benefit trusts in the fourth quarter of 2003.

In September 2003, the Board of Directors declared the third quarter dividend of $0.2375 per share (payable in November 2003), an increase of $0.05 per share compared with previous quarterly dividends.

Contractual Cash Obligations

Prior to the spin-off of AT&T Broadband, AT&T had guaranteed certain debt of AT&T Broadband, which as of September 30, 2003, we continued to provide. In October 2003, Comcast called this debt, which relieved AT&T of this $0.5 billion commitment.

Additionally, AT&T had guaranteed various other obligations of AT&T Broadband, including operating leases for real estate, surety bonds, and equity hedges, which we continue to provide. The notional amount of such guarantees totaled $458 million at December 31, 2002, and have decreased to $262 million as of September 30, 2003, primarily resulting from third parties releasing us from guarantees we provided for surety bonds. Comcast continues to provide indemnifications for the full amount of the remaining guarantees.

Under certain real estate operating leases (with entities consolidated as a result of FIN 46, see note 3), AT&T could have been required to make payments to the lessors of up to $427 million at the end of the lease term. On September 18, 2003, AT&T gave notice to exercise its purchase options under these leases. As a result of the exercise of these options, AT&T will no longer have a potential payment requirement.


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

Item 4. CONTROLS AND PROCEDURES


As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. Other than as described below, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

In September 2003, in conjunction with our review of accounting and internal control systems, the Company determined that the liability on the balance sheet (included in accounts payable) relating to costs incurred in 2001 and 2002 pertaining to access and other connection expense was understated by $125 million. Since the impact to prior years' annual financial statements was not material, the Company recorded an additional expense of $125 million ($77 million after-tax) in the third quarter of 2003 to reflect the proper estimate of the liability.

A review was conducted by outside legal counsel, under the direction of the Audit Committee. This review found that two employees, one lower-level and one mid-level management employee, circumvented the internal controls process resulting in the financial impacts noted below. The Company made the appropriate personnel changes and enhanced its internal controls accordingly.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                  Refer to Part 1, Footnote 13, "Commitments and Contingencies" for discussion of certain legal proceedings.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit Number

                  10(iii)(A)1       Form of Amendment to AT&T Excess Benefit and
                                    Compensation Plan dated as of July 28, 2003 to AT&T Excess Benefit and Compensation
                                    Plan, as amended and restated effective
                                    October 1, 1996 (incorporated by reference to Exhibit (10)(iii)(A)9 to Form 10-K for
                                    1996, File No. 1-1105).

                  10(iii)(A)2       Form of Amendment to AT&T Non-Qualified
                                    Pension Plan dated as of July 28, 2003 to
                                    AT&T Non-Qualified Pension Plan, as amended and restated January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105).

                  10(iii)(A)3       Form of Amendment to AT&T Senior Management
                                    Incentive Award Deferral Plan dated as of
                                    July 28, 2003 to AT&T Senior Management
                                    Incentive Award Deferral Plan, as amended effective January 21, 1998 (incorporated by reference to Exhibit (10)(iii)(A)11 to Form
                                    10-K for 1998, File No. 1-1105).

                  10(iii)(A)4       Form of Amendment to AT&T Corp. Senior
                                    Management Universal Life Insurance Program dated as of July 28, 2003 to AT&T Corp.
                                    Senior Management Universal Life Insurance
                                    Program effective October 1, 1999
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)16 to Form 10-K for 2000, File
                                    No. 1-1105).

                  10(iii)(A)5       Form of Amendment of Appendix A of AT&T
                                    Senior Officer Separation Plan dated as of
                                    July 28, 2003 to AT&T Senior Officer
                                    Severance Plan, as amended October 30, 1997
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)18 to Form 10-K for 1997, File
                                    No. 1-1105), and as amended, restated and renamed AT&T Senior Officer Separation Plan as of January 1, 2003 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form
                                    10-K for 2002, File No. 1-1105).

                  10(iii)(A)6       Form of Employment Agreement between AT&T
                                    Corp. and Betsy J. Bernard as amended on July 25, 2003 to original agreement dated
                                    April 9, 2001 (incorporated by reference to
                                    Exhibit (10)(iii)(A)21 to Form 10-K for
                                    2001. File No. 1-1105) including amendment dated October 1, 2002 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form
                                    10-K for 2002, File No. 1-1105).

                  10(iii)(A)7       Form of Employment Agreement between AT&T
                                    Corp. and David W. Dorman as amended on July
                                    25, 2003 to original agreement dated May 18, 2001 (incorporated by reference to Exhibit
                                    (10)(iii)(A)35 to Form 10-K for 2001)
                                    including amendment dated December 31, 2002
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)34 to Form 10-K for 2002, File
                                    No. 1-1105).

                  12                Computation of Ratio of Earnings to Fixed
                                    Charges
                  99.1              CEO Certification of Periodic Financial
                                    Reports
                  99.2              CFO Certification of Periodic Financial
                                    Reports

         (b)      Reports on Forms 8-K

                  Form 8-K dated July 16, 2003 was filed pursuant to Item 5 on July 17, 2003. Form 8-K dated July 24, 2003 was furnished pursuant to Item 7 and Item 9 on July 24, 2003. Form 8-K dated July 24, 2003 was furnished pursuant to Item 12 on July 28, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AT&T Corp.


                                  /s/   N. S. Cyprus
                                  -----------------------
                                  By:   N. S. Cyprus
                                        Vice President and Controller
                                        (Principal Accounting Officer)


Date:    November 11, 2003

       Chief Executive Officer and Chief Financial Officer Certifications

                                   AT&T Corp.

                    Certifications Pursuant To Section 302 of
                         The Sarbanes-Oxley Act of 2002

                                  CERTIFICATION

I, David W. Dorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T,

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

Date:  November 11, 2003          /s/   David W. Dorman
                                  -------------------------
                                  By:   David W. Dorman
                                        Chief Executive Officer

                                  CERTIFICATION


I, Thomas W. Horton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AT&T,

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


Date:  November 11, 2003          /s/   Thomas W. Horton
                                  -----------------------
                                  By:   Thomas W. Horton
                                        Chief Financial Officer

Exhibit Index


Exhibit
Number

10(iii)(A)1       Form of Amendment to AT&T Excess Benefit and Compensation Plan
                  dated as of July 28, 2003 to AT&T Excess Benefit and
                  Compensation Plan, as amended and restated effective October
                  1, 1996 (incorporated by reference to Exhibit (10)(iii)(A)9 to
                  Form 10-K for 1996, File No. 1-1105).

10(iii)(A)2       Form of Amendment to AT&T Non-Qualified Pension Plan dated as of July 28, 2003 to AT&T Non-Qualified Pension Plan, as amended and restated January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)10 to Form 10-K for 1996,
                  File No. 1-1105).

10(iii)(A)3       Form of Amendment to AT&T Senior Management Incentive Award
                  Deferral Plan dated as of July 28, 2003 to AT&T Senior
                  Management Incentive Award Deferral Plan, as amended effective
                  January 21, 1998 (incorporated by reference to Exhibit (10)
                  (iii)(A)11 to Form 10-K for 1998, File No. 1-1105).

10(iii)(A)4       Form of Amendment to AT&T Corp. Senior Management Universal
                  Life Insurance Program dated as of July 28, 2003 to AT&T Corp.
                  Senior Management Universal Life Insurance Program effective
                  October 1, 1999 (incorporated by reference to Exhibit (10)
                  (iii)(A)16 to Form 10-K for 2000, File No. 1-1105).

10(iii)(A)5       Form of Amendment of Appendix A of AT&T Senior Officer
                  Separation Plan dated as of July 28, 2003 to AT&T Senior
                  Officer Severance Plan, as amended October 30, 1997
                  (incorporated by reference to Exhibit (10)(iii)(A)18 to Form
                  10-K for 1997, File No. 1-1105), and as amended, restated and renamed AT&T Senior Officer Separation Plan as of January 1,
                  2003 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 2002, File No. 1-1105).

10(iii)(A)6       Form of Employment Agreement between AT&T Corp. and Betsy J.
                  Bernard as amended on July 25, 2003 to original agreement dated April 9, 2001 (incorporated by reference to Exhibit (10)
                  (iii)(A)21 to Form 10-K for 2001. File No. 1-1105) including amendment dated October 1, 2002 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2002, File No.
                  1-1105).

10(iii)(A)7       Form of Employment Agreement between AT&T Corp. and David W.
                  Dorman as amended on July 25, 2003 to original agreement dated
                  May 18, 2001 (incorporated by reference to Exhibit (10)(iii)
                  (A)35 to Form 10-K for 2001) including amendment dated
                  December 31, 2002 (incorporated by reference to Exhibit (10)
                  (iii)(A)34 to Form 10-K for 2002, File No. 1-1105).

12                Computation of Ratio of Earnings to Fixed Charges
99.1              CEO Certification of Periodic Financial Reports
99.2              CFO Certification of Periodic Financial Reports

                                                             Exhibit 10(iii)(A)1





                    AT&T EXCESS BENEFIT AND COMPENSATION PLAN








                                      AT&T
                                      and
                   such of its Subsidiary Companies that are
                            Participating Companies

                                    ARTICLE 4

                          RETIREMENT AND DEATH BENEFITS

                                     * * * *



4.9.    Change in Control Provisions

     (a) In  accordance  with the  preceding  provisions  of  Article 3 and this
Article 4, following the occurrence of a "change in control," as that term is defined in the AT&T Management Pension Plan, the benefit determined pursuant to
Section 4.2 and/or Section 4.3 for a "CIC eligible employee," as that term is defined in the AT&T Management Pension Plan, shall be determined taking into account the change in control provisions of such plan. Pursuant to the Board resolution of January 21, 1998, the Company may elect to pay a Participant's benefit from this Plan in a single sum payment.

     (b) Notwithstanding the provisions of Section 9.1, or any other provision of the Plan, unless required by applicable law, this Section 4.9 may not be amended in any manner adverse to the interests of Participants without their consent and, further, upon the occurrence of a CIC, no amendment may be made to this Section 4.9 by the Board, the Company, (including any successor to the Company), any committee, any officer, or any other party to suspend, modify, or eliminate any benefit provisions that are applicable upon occurrence of a CIC.

                                                             Exhibit 10(iii)(A)2




                         AT&T NON-QUALIFIED PENSION PLAN






                                      AT&T
                                       and
                    such of its Subsidiary Companies that are
                             Participating Companies

                                   ARTICLE 9.

                               GENERAL PROVISIONS

                                     * * * *


9.18    CIC Provision

        (a)    Applicability

               This Section 9.18 applies only to an individual who, as of the date a Change in Control ("CIC") occurs (as defined in the Pension Plan), is an employee of a Participating Company and a Participant in this Plan.

         (b)   Nonforfeitable Benefits

               Notwithstanding any other provisions of this Plan, on and after the date a CIC occurs, solely for purposes of determining entitlement to benefits from this Plan, an individual described in Section 9.18(a) shall be deemed to be vested under the Pension Plan, whether or not such Participant is otherwise entitled to a vested benefit from the Pension Plan.

         (c)   Amendments to CIC Provisions

               Notwithstanding the provisions of Section 8.02, or any other provision of the Plan, unless required by applicable law, this
               Section 9.18 may not be amended in any manner adverse to the interests of Participants without their consent and, further, upon the occurrence of a CIC, no amendment may be made to this
               Section 9.18 by the Board, the Company, (including any successor to the Company), any committee, any officer, or any other party to suspend, modify, or eliminate any benefit provisions that are applicable upon occurrence of a CIC.

                                                             Exhibit 10(iii)(A)3








                             AT&T SENIOR MANAGEMENT
                          INCENTIVE AWARD DEFERRAL PLAN

              AT&T SENIOR MANAGEMENT INCENTIVE AWARD DEFERRAL PLAN


                                     * * * *


6.   CHANGE IN CONTROL/POTENTIAL CHANGE IN CONTROL

     (a) Upon the occurrence of a "Change in Control" or a "Potential Change in Control", as those terms are defined in the AT&T Corp. Benefits Protection Trust (as in effect on October 23, 2000), the Senior Manager (active and former) individual deferral agreements (including any individual non-qualified pension arrangements) for the deferral of compensation, retirement and/or severance benefits (and the deferral account balance, if any, under each such agreement) identified by the AT&T Executive Vice President - Human Resources, in her sole discretion, shall be deemed to be deferred compensation obligations under the Plan. Notwithstanding any other provision of the Plan to the contrary, (i) each of the individual deferral agreements (including each of the individual non-qualified pension arrangements) deemed to be a deferred compensation obligation of the Plan pursuant to the provisions of this Section 6(a) shall be treated under the Plan in a manner that is consistent with the express terms and conditions of the respective agreement; and (ii) the deferred compensation (including non-qualified pension benefit) entitlement of a Senior Manager under the Plan with respect to any such individual deferral agreement (including individual non-qualified pension arrangements) shall be limited solely to the benefit provided under the express terms and conditions of the respective agreements. Nothing contained in this Section 6 shall entitle a Senior Manager to any other deferred compensation benefits under the Plan other than as expressly provided in the individual deferral agreement (including any individual non-qualified pension arrangement).

     (b) Upon the occurrence of a "Change in Control", as defined in the AT&T 1997 Long Term Incentive Program (as in effect on October 23, 2000), the portion of each account balance under the Plan (including the account balance under any individual deferral agreement and the benefits under any individual non-qualified pension arrangement) deemed pursuant to the provisions of Section 6(a) to be an obligation of the Plan), that was not vested immediately prior to such change in control, shall become fully vested.

     (c) After the occurrence of a "Change in Control", as defined in the AT&T 1997 Long Term Incentive Program (as in effect on October 23, 2000), the interest credited to an account balance (including the account balance of any former Senior Manager and the account balance under any individual deferral agreement deemed pursuant to the provisions of Section 6(a) to be an obligation of the Plan) for any period, to the extent applicable, shall not be less than the interest derived under the interest rate formula applicable to such account balance (and used to calculate the interest credited to such account balance) for the interest crediting period immediately prior to the occurrence of such change in control (unless the provisions of any individual deferral agreement provide otherwise).

     (d) Notwithstanding any provision of any Senior Manager's deferral election to the contrary, after the occurrence of a "Change in Control", as defined in the AT&T 1997 Long Term Incentive Program (as in effect on October 23, 2000), no payment of any Senior Manager's short term incentive award, if any, under the AT&T Short Term Incentive Plan for the performance year during which such change in control occurs shall be deferred under the Plan.

                                                             Exhibit 10(iii)(A)4








                                   AT&T CORP.
                                SENIOR MANAGEMENT
                        UNIVERSAL LIFE INSURANCE PROGRAM

          AT&T CORP. SENIOR MANAGEMENT UNIVERSAL LIFE INSURANCE PROGRAM


                                     Section
                                       8.
                            Amendment and Termination


                                     * * * *

8.2 Continued Maintenance of Program After Change in Control. Notwithstanding any other provision of the Program to the contrary (including, but not limited to the provisions of Section 8.0 and Section 8.1), if a Change in Control occurs, the Company (or its successor) shall continue to maintain the Program in accordance with its terms and conditions prior to the occurrence of the Change in Control (including, but not limited to, the provisions in Section 5.1 and Section 5.2 that require the Company to make applicable premium payments and tax adjustment payments, respectively, and any amendment to such terms and conditions that was duly adopted prior to the occurrence of the Change in Control), without any material reduction in any Program benefits, features or Participant or Policyholder rights, for a minimum of two (2) years after the Change in Control occurs.

8.3 Prohibition on Amendments After Change in Control. Notwithstanding any other provision of the Program to the contrary (including, but not limited to, the amendment provisions set forth in Section 8.0 and Section 8.1), unless required by applicable law, after the occurrence of a Change in Control, no amendment shall be made by the Board (or the successor board of directors), a delegate, the Company (or the successor of the Company), any committee, any officer, any employee of the Company (or the successor of the Company) or by any other party, to suspend, modify, or eliminate the Program continuation provisions set forth in Section 8.2, or to eliminate the restrictions contained in this Section 8.3, and no such amendment to the Program made in violation of this Section 8.3 shall be effective. Nothing in Section 8.2 or this Section 8.3 shall be construed to preclude the Company (or the successor of the Company) from implementing any amendment to the Program that was duly adopted prior to the occurrence of the Change in Control, but does not become effective until after the Change in Control occurs.

                                     * * * *

                                                             Exhibit 10(iii)(A)5



                                   Appendix A

                       AT&T SENIOR OFFICER SEPARATION PLAN
                          CHANGE IN CONTROL PROVISIONS



1.   PURPOSE:

The Change in Control benefits described in Appendix A will not apply unless a Change in Control occurs.


Notwithstanding any terms of the Plan to the contrary, for the two-year period following a Change in Control (as defined below), (i) the definitions of "Senior Officer", "Cause" and "Good Reason" that otherwise would have been governed by Sections A and B, respectively, of the Plan, (ii) the procedure to be followed in the case of termination of employment for Good Reason that otherwise would have been governed by Section E.2 of the Plan, and (iii) the Plan benefits that otherwise would have been governed by Section F of the Plan, shall be determined exclusively pursuant to the provisions of this Appendix A. Accordingly, the definition of Senior Officer in Section A of the Plan, the definitions of "Cause" and "Good Reason" in Section B of the Plan, and Sections E.2 and F of the Plan shall not apply for the two-year period following a Change in Control. Except to the extent otherwise specified in this Appendix A, the applicable definitional, operational, procedural and administrative provisions detailed in Sections A (other than the definition of "Senior Officer"), B, (other than the definitions of "Cause" and "Good Reason"), C, D, E (other than the notification requirements set forth in Section E.2), G, H, I, J, K, L, M, N, O, P, Q and R of the Plan remain unchanged and will govern the operation of the Plan, including the provisions of this Appendix A, following a Change in Control.

2.   EFFECTIVE DATE:

The effective date of the Change In Control related provisions of the Plan, as set forth in this Appendix A, is October 23, 2000.

3.   DEFINITIONS:

     Business Relocation Beyond a Reasonable Commuting Distance - shall mean:

     a change in the Senior Officer's principal work location to a location that

     (i) is more than thirty five (35) highway miles from the Senior Officer's principal work location immediately prior to the Change in Control; and

     (ii) increases the Senior Officer's commuting distance in highway mileage.

The terms "highway miles" and "highway mileage" shall have the same meanings as these terms have when used to express the distances between locations by mapmakers such as the Hagstrom Map Company.

     Cause - shall mean:

     (i) commission of a crime, or conviction of a crime, including by a plea of guilty or nolo contendere, involving theft, fraud, dishonesty or moral turpitude;

     (ii) intentional or grossly negligent disclosure of confidential or trade secret information of the Company to anyone not entitled to such information, which causes significant harm to the Company;

     (iii)gross omission or gross dereliction of any statutory or common law duty of loyalty to the Company, which causes significant harm to the Company; or

     (iv) willful violation of the Company's Code of Conduct or any other written Company policy, where said violation causes significant harm to the Company

     Change in Control ("CIC") - shall have the same meaning assigned to that term in the AT&T 1997 Long Term Incentive Program, as in effect on October 23, 2000.

     CIC Eligible  Senior Officer - shall mean a Senior Officer who,  within two
(2) years following a CIC, (a) has his or her employment terminated for reasons other than (i) Cause or (ii) by reason of becoming eligible for benefits under any AT&T long-term disability plan, or (b) terminates employment for Good Reason occurring after a CIC, provided that the Senior Officer has followed the Notification Procedure set forth in Section 4 of this Appendix A.

     Good Reason - with respect to a Senior Officer, shall mean the occurrence of any of the following events without the Senior Officer's express written consent:

     (i)  a Reduction In Authority or Responsibility (as defined below); or

     (ii) a Reduction in Compensation (as defined below); or

     (iii)a Business Relocation Beyond a Reasonable Commuting Distance (as defined above).

     Reduction in Authority or Responsibility - shall mean:

     (i) the assignment to the Senior Officer of any duties materially inconsistent in any respect with the Senior Officer's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities to which the Senior Officer was assigned immediately prior to the date of the Change in Control; or

     (ii) any other action by the Company which results in a diminution in such position, authority, duties or responsibilities.

     Reduction in Authority or Responsibility shall not include:

     (a) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by the Senior Officer; or

     (b)  any  temporary  reduction  in authority  or  responsibility  while the
          Senior   Officer  is  absent  from  active  service  on  any  approved disability or approved leave of absence.

          By way of example, and not by way of limitation, Reduction in Authority or Responsibility shall include:

          (1) The removal of any division, business or operating unit or other business organization from the direct managerial responsibility of the Senior Officer, or

          (2) The material reduction in the size or scope of responsibility or operating budget of any division, business or operating unit or other business organization for which the Senior Officer has direct managerial responsibility, or

          (3) A reduction in the Senior Officer's authority to legally bind the Company under the Company's Schedule of Authorization, as in effect immediately prior to the Change in Control, without first obtaining any additional authority or approval.

     Reduction in Compensation - shall mean, with respect to a Senior Officer, a reduction in any of the following amounts of compensation from the amounts of such compensation that existed immediately prior to the Change in Control:

          a.   the Senior Officer's annual base salary rate; or

          b. the Senior Officer's Target Annual Bonus (as defined below) without an offsetting increase in the Senior Officer's annual base salary rate, or

          c. the Senior Officer's Target Annual Long Term Incentive Compensation (as defined below), without an offsetting increase in the Senior Officer's annual base salary rate and/or the Senior Officer's Target Annual Bonus.


A Senior Officer's Target Annual Bonus shall mean the value determined by multiplying the Senior Officer's Target Annual Bonus percentage in effect on the day preceding the date of the CIC by his or her annual base salary rate in effect on the day preceding the date of the CIC.

A Senior Officer's Target Annual Long Term Incentive Compensation shall mean the total value of the annual equity-based incentive compensation grants to the Senior Officer, including the following: (a) "full value equity" compensation, including, but not limited to, restricted stock, restricted stock units
("RSUs"), and performance shares, and (b) "non-full value equity" based compensation including, but not limited to, stock options and stock appreciation rights, in each case granted as part of the Senior Officer's annual compensation, but shall not include any special one-time or periodic grants or awards, granted or awarded as part of a hiring package or retention program, agreement or arrangement.

     (a) The value of each "full value equity" grant, if any, shall be the fair market value ("FMV") of such grant on the date the grant is approved by the Compensation and Employee Benefits Committee of the AT&T Board of Directors, by such other management committee or committee of the AT&T Board of Directors, or by the duly authorized officers of the successor to AT&T Corp. (for the purpose of this definition, separately and collectively referred to as the "Committee"). The FMV of each "full value equity" grant shall be determined by multiplying the number of related AT&T common shares by the applicable average of the daily high and low sale prices of AT&T common shares on the New York Stock Exchange, or by multiplying the number of related common shares of the successor to AT&T by the applicable average of the daily high and low sale prices of such successor's common shares on the New York Stock Exchange or other national exchange on which such shares are listed, as appropriate, for the date the grant was approved by the Committee. For 2003, the average of the high and low sales prices of AT&T common shares on the NYSE on the date RSU grants were approved, January 21, 2003, was $25.925.

     (b) The value of each "non-full value equity" grant, such as stock options and stock appreciation rights ("SARs"), shall equal the per option or per SAR value on the date the grant was approved by the Committee, based on Black Scholes estimates (or such other option-pricing model, deemed acceptable by the Financial Accounting Standards Board for valuing options and SARs and utilized by the Committee when considering such grant) multiplied by the number of related AT&T common shares in such grant, and/or other such amounts determined in the same manner and approved by the Committee for the year in which the grant being valued was granted. For 2003, the Black Scholes value per stock option approved on January 21, 2003 for the AT&T 2003 annual grant was $10.

     For this purpose, the Black Scholes and FMV values of the respective components of AT&T Target Annual Long Term Incentive Compensation shall be updated annually as approved by the Committee.

     Senior Officer - Shall mean a Senior Officer (as defined in the Plan) who, immediately prior to a CIC, was an employee of AT&T or an Affiliate (including a Senior Officer who was receiving benefits under any AT&T short term disability plan, or was on an approved leave of absence with guaranteed reinstatement rights), or was a Senior Officer immediately prior to an event which constitutes Good Reason, and who remains continuously employed by the Company following a CIC.

     Special Pension Enhancement - shall mean the CIC Credit as defined in the AT&T Management Pension Plan (as amended by the resolutions of the AT&T Board of Directors dated October 23, 2000), without regard to whether it is payable under the AT&T Management Pension Plan or under the AT&T Excess Benefit and Compensation Plan, or both..

     Target Annual Full-Value Equivalent Award - Shall mean the equity-based award, designated in full-value shares or share equivalents, such as performance shares, restricted stock, restricted stock units or cash, and not a derivative value, such as stock options or stock appreciation rights, granted as part of a Senior Officer's annual compensation and not a special one-time or periodic grant, such as part of a hiring package or retention program.

4.   NOTIFICATION REQUIREMENTS FOR TERMINATION FOR GOOD REASON:

In the event a Senior Officer determines that Good Reason exists to terminate his or her employment with the Company, the Senior Officer must notify the Company in writing of the specific event, within sixty (60) days of the occurrence of such event, and such notice shall also include the date on which the Senior Officer will terminate employment with the Company, which date shall be no earlier than 15 days from the date of such notice. The date set forth in the notice for termination, or such earlier or later date as the Senior Officer and the Company shall mutually agree in writing, shall be the Senior Officer's Final Payroll Date.

Within seven (7) days of the Company's receipt of such written notice, the Company shall notify the Senior Officer that it agrees or disagrees with the Senior Officer's determination that the event specified in the Senior Officer's notice constitutes Good Reason. Notwithstanding any provision of the Plan or this Appendix A giving the Company discretionary authority regarding administration of the Plan, the Company's determination whether it agrees or disagrees with the Senior Officer's determination that the event specified in the Senior Officer's notice constitutes Good Reason shall be reasonable, based on all the relevant facts and circumstances. The Arbitrator in any arbitration proceeding initiated pursuant to Section M of the Plan, in which the existence of Good Reason is an issue, shall be expressly empowered and directed to review, de novo, the facts and circumstances claimed by the Senior Officer to constitute Good Reason.

In the event the Company notifies the Senior Officer that it agrees with the Senior Officer's determination that the event specified in the Senior Officer's notice constitutes Good Reason, the Senior Officer will terminate employment with the Company on his or her Final Payroll Date.

In the event the Company notifies the Senior Officer that it disagrees with the Senior Officer's determination that the event specified in the Senior Officer's notice constitutes Good Reason, the Senior Officer may elect to terminate his or her employment on the date specified in the Notice (or such later date as the Senior Officer and the Company may mutually agree in writing) or may elect to continue his or her employment. In either event, the Senior Officer shall be entitled to pursue a claim in accordance with the procedures set forth in Section L of the Plan, or pursue the Arbitration procedures set out in Section M of the Plan without first filing a claim. If the Senior Officer's claim, or arbitration, is ultimately concluded in the Senior Officer's favor, the Senior Officer shall retain the right to receive the benefits under this Appendix A.

5.   SEVERANCE PAYMENT:

In addition to the Special Pension Enhancement provided under the terms of the AT&T Management Pension Plan and the AT&T Excess Benefit and Compensation Plan, a CIC Eligible Senior Officer shall be provided a Severance Payment that is a lump sum cash payment equal to the sum of (a) three hundred percent (300%) of the CIC Eligible Senior Officer's highest annual base salary rate in effect on or after the day preceding the date of the CIC (but ignoring increases in annual base salary rate attributable solely to any decreases in the value of the CIC Eligible Senior Officer's Target Annual Bonus and/or Target Annual Long-Term Incentive, as contemplated by the definition of Reduction in Compensation),, plus (b) three hundred percent (300%) of the CIC Eligible Senior Officer's Target Annual Bonus for the year in which the CIC occurs, plus (c) three hundred percent (300%) of the fair market value (FMV) of the CIC Eligible Senior Officer's Target Annual Full-Value Equivalent Award for the calendar year in which the CIC occurs, minus (d) an amount equal to ninety percent (90%) of the CIC Eligible Senior Officer's Special Pension Enhancement. For purposes of this
Section 5 the FMV of a CIC Eligible Senior Officer's Target Annual Full-Value Equivalent Award shall be determined by multiplying the number of performance shares, or shares of restricted stock, or restricted stock units, as the case may be, by the average of the daily high and low sale prices of AT&T common shares on the New York Stock Exchange (NYSE) on the date the Committee approved the annual grant for the calendar year in which the CIC occurs. For 2003, the average of the high and low sales prices of AT&T target common shares on the NYSE on the date the RSU grant was approved, January 21, 2003, was $25.925.

The Severance Payment under this Section 5 will be paid in a single lump sum as soon as administratively feasible after the expiration of the revocation period indicated in the CIC Eligible Senior Officer's Release without revocation, unless deferral of such Severance Payment is elected in accordance with Section 6 of this Appendix A below.

6.   DEFERRAL OPTION:

The CIC Eligible Senior Officer may elect to defer receipt of the Severance Payment. The CIC Eligible Senior Officer's written election must be submitted to the AT&T Executive Benefits Organization, or successor organization, not later than the day prior to the date on which the Release is executed. A copy of the election form to be completed is attached as Appendix C. Deferral may be for a period of up to five (5) years following the date of the CIC Eligible Senior Officer's Final Payroll Date, in whole year increments. Payout of the deferred Severance Payment may be in the form of a lump sum, or up to a maximum of five
(5) approximately equal annual installments, as indicated on the election form.

The first installment from the deferred account (or the single payment, if the CIC Eligible Senior Officer so elected), including interest thereon, will be paid by the end of the calendar quarter which immediately follows the first, second, third, fourth or fifth anniversary (as so elected by the CIC Eligible Senior Officer) of the CIC Eligible Senior Officer's Final Payroll Date. All unpaid deferred amounts will continue to accrue interest at the rate of return set forth below. In the event of a CIC Eligible Senior Officer's death prior to the payment of all deferred amounts, the unpaid balance shall be paid to his or her named beneficiary (or to his or her estate, if no beneficiary has been named) in a lump sum not later than the end of the calendar quarter immediately following the calendar quarter in which the AT&T Executive Benefits Organization, or successor organization, receives written notice of such death.

For individuals who were designated as Senior Officers (as defined in the Plan) as of January 1, 2003, deferred amounts will be credited quarterly with interest equal to one-quarter (1/4) of the average rate applicable to actively traded 10-year U.S. Treasury Notes for the prior calendar quarter, plus 1.25 percent. For individuals who were designated as Senior Officers after January 1, 2003, the interest rate credited on their deferred amounts will be as determined by the Board. The crediting of interest on deferred amounts, will commence with the CIC Eligible Senior Officer's Final Payroll Date, and will be calculated in accordance with rules and procedures in place for the AT&T Senior Management
Incentive Award Deferral Plan, or the successor to such plan, in effect immediately prior to the date of the CIC. CIC Eligible Senior Officers who elect to defer amounts under this arrangement shall be unsecured general creditors of the Company. The Company shall establish for each CIC Eligible Senior Officer, an unfunded bookkeeping account to which deferred amounts (and interest) will be credited, but the Company shall have no obligation to fund or set aside assets for the payment of any deferred amounts under this arrangement.

7.   ANNUAL BONUS:

Subject to the second and third sentences of this Section 7, a CIC Eligible Senior Officer who has performed at least eighty-eight (88) consecutive days of service to the Company during his or her Termination Year, will be eligible to receive a prorated portion of the annual incentive applicable to the Termination Year based on the CIC Eligible Senior Officer's time on the active payroll during the Termination Year. The prorated portion shall equal the product of the actual achievement level for the CIC Eligible Senior Officer's annual incentive for such year, as determined by the Company, calculated in a manner consistent with the calculation of the annual incentive for similarly situated senior management employees who were employed throughout the year for which the calculation is being made, multiplied by a fraction, the numerator of which is the number of completed months of the CIC Eligible Senior Officer's employment during the Termination Year (including the last month of employment if the CIC Eligible Senior Officer's Final Payroll Date is on or after the 15th of the month) and the denominator of which is 12. If the CIC Eligible Senior Officer's Final Payroll Date occurs in the same calendar year as the CIC, the CIC Eligible Senior Officer will have received a prorated portion of his or her annual incentive with respect to service during such calendar year through the date of the CIC, in accordance with the terms of the AT&T Management Pay Plan. In such event, the numerator of the fraction referred to in the second sentence of this
Section 7 shall equal the number of complete months of the CIC Eligible Senior Officer's employment during the Termination Year after the date of the CIC (including the month in which the CIC occurs if the CIC occurs prior to the 15th of the month, as well as the last month of employment if the CIC Eligible Senior Officer's Final Payroll Date is on or after the 15th of the month).

8.   OUTSTANDING LONG TERM INCENTIVES:

The disposition of all grants under any AT&T long term incentive program, including any plan previously maintained by McCaw, LIN, TCG, TCI or MediaOne, including the AT&T Wireless Adjustment Plan, shall be governed by the provisions of the applicable AT&T long term incentive program.

9.   CASH AWARDS/PAYMENTS:

Cash awards/payments, including cash retention, unpaid signing bonuses and any other cash payments or awards which have not yet vested, will vest as of the Participant's Final Payroll Date and upon expiration of the revocation period indicated in the Release without revocation, and will be paid as soon as administratively feasible following such revocation period.

10.  SENIOR MANAGER UNIVERSAL LIFE INSURANCE PROGRAM:

Notwithstanding  the terms  and  conditions  of the AT&T  Corp.  Senior  Manager
Universal Life Insurance Program ("SMULIP"), with respect to a CIC Eligible Senior Officer who is a participant in SMULIP, but has not attained his or her Normal Termination Date (as defined in SMULIP) as of his or her Final Payroll Date, the Company shall pay a lump sum cash payment ("SMULIP Payment") to the CIC Eligible Senior Officer (or to his or her assignee, as applicable) as soon as administratively feasible after the expiration of the revocation period indicated in the CIC Eligible Senior Officer's Release without revocation. The SMULIP Payment shall equal to the sum of (x) plus (y) where (x) equals the present value, as of the date of the CIC Eligible Senior Officer's Final Payroll Date and assuming that the discount rate equals 8%, of any necessary additional premium payments, estimated, but not guaranteed, which, together with the SMULIP policy cash value as of the month end immediately prior to the CIC Eligible Senior Officer's Final Payroll Date, to be sufficient to provide for the continuation of the insurance coverage under the SMULIP Policy (based on assumptions that are consistent with the assumptions under the SMULIP policy used immediately prior to the CIC including, but not limited to, the annual crediting rate of the SMULIP policy) with projected coverage equal to the applicable benefit amount (as defined in SMULIP) as if the CIC Eligible Senior Officer had continued in active employment until attaining his or her Normal Termination Date (as defined in SMULIP) and assuming that his or her annual base salary rate remains fixed in an amount equal to his or her highest base salary rate in effect on or after the day preceding the date of the CIC, (but ignoring increases in annual base salary rate attributable solely to any decreases in the value of the CIC Eligible Senior Officer's Target Annual Bonus and/or Target Annual Long-Term Incentive, as contemplated by the definition of "Reduction in Compensation" set forth above) and (y) equals the amount (the "tax adjustment payment"), calculated in accordance with AT&T's practice for Senior Officers as in effect immediately prior to the CIC, to cover the Federal income and FICA (Medicare portion) taxes estimated to be incurred by the CIC Eligible Senior Officer by reason of the lump sum cash payment and the tax adjustment payment provided for in this section. Such CIC Eligible Senior Officer shall not be entitled to any additional or future payments from the Company under SMULIP.

11.  FINANCIAL COUNSELING:

A CIC Eligible Senior Officer shall receive a lump sum payment estimated by the Company in its sole discretion to be sufficient to provide, for a period of two
(2) years after the CIC Eligible Senior Officer's Final Payroll Date, financial counseling services from a qualified financial counselor, plus a tax adjustment payment equal to the amount, calculated in accordance with AT&T's practice for Senior Officers as in effect immediately prior to the CIC, to cover the Federal income and FICA (Medicare portion) taxes estimated to be incurred by the CIC Eligible Senior Officer by reason of the lump sum payment for financial counseling services and the tax adjustment payment provided for in this section. Payment shall be made as soon as administratively feasible following the CIC Eligible Senior Officer's Final Payroll Date and the expiration of the revocation period indicated in the Release without revocation. A CIC Eligible Senior Officer shall not be entitled to any additional or future payments from the Company with respect to financial counseling or related services provided to the CIC Eligible Senior Officer after his or her Final Payroll Date.

12.  AT&T TOLL DISCOUNT:

The CIC Eligible Senior Officer will be eligible for toll reimbursement through the AT&T Toll Discount Program under the terms and conditions that apply to senior management employees Eligible for Retirement-Related Benefits, under the same terms and conditions that applied immediately prior to the CIC to active senior management employees.

13.  VACATION:

A CIC Eligible Senior Officer should make every reasonable effort, consistent with the needs of the business, to use all vacation, personal days, and floating holidays to which he or she is eligible before his or her Final Payroll Date. If the CIC Eligible Senior Officer is unable to do so, he or she will be paid for any unused (earned and unearned) vacation days for the calendar year in which his or her Final Payroll Date occurs and any approved and un-expired carry-over days from the prior year in accordance with AT&T policy at that time. The CIC Eligible Senior Officer will not receive pay in lieu of floating holidays and management personal days if these days are not taken prior to his or her Final Payroll Date, except for those CIC Eligible Senior Officers in the states of California, Illinois or Ohio, who will receive such payments as may be mandated by state law.

14.  MEDICAL/DENTAL COVERAGE:

The extension and cost of medical and dental coverage for a CIC Eligible Senior Officer who is Eligible for Retirement-Related Benefits will be in accordance with the terms of the AT&T Corp. Post-Retirement Welfare Benefits Plan, or the successor to such plan, as amended from time to time. The Company will provide continuation of medical coverage and dental coverage under the AT&T Medical Expense Plan and/or the AT&T Dental Expense Plan for Active Employees, respectively, for each CIC Eligible Senior Officer who is not Eligible for Retirement-Related Benefits, and his or her Class I dependents, Domestic Partner and Domestic Partner's Children (as those terms are defined in the AT&T Medical Expense Plan) (provided that such Class I dependents, Domestic Partner and Domestic Partner's Children were covered by the AT&T Medical Expense Plan and/or the AT&T Dental Expense Plan for Active Employees, or the successors to such plans, immediately prior to the CIC Eligible Senior Officer's Final Payroll
Date), for up to eighteen (18) months following the month in which occurs the CIC Eligible Senior Officer's Final Payroll Date. Company-provided continuation of coverage under the AT&T Medical Expense Plan and/or the AT&T Dental Expense Plan for Active Employees, or the successors to such plans, as the plans may be amended from time to time, shall run concurrently with any rights to continuation of coverage the CIC Eligible Senior Officer and/or his or her eligible dependents may otherwise have under COBRA.

If, at the end of the 18-month COBRA period, the CIC Eligible Senior Officer is not covered under another group health plan, the Company will make medical coverage (not dental coverage) available for the CIC Eligible Senior Officer and his or her Class I dependents, Domestic Partner and Domestic Partner's Children under the AT&T Separation Medical Plan, or the successor to such plan, on the same basis as for certain former senior managers. Should the Participant elect to take this coverage, the CIC Eligible Senior Officer will be responsible for the same portion of the annual premium for this medical coverage as is then applicable to similarly situated former senior managers covered under the AT&T Separation Medical Plan. Continuation of coverage under the AT&T Separation Medical Plan after the CIC Eligible Senior Officer's death is available to the CIC Eligible Senior Officer's spouse, if the spouse pays 100% of the annual premium for coverage. There will be no continuing dental coverage for the CIC Eligible Senior Officer or his or her Class I dependents, Domestic Partner and Domestic Partner's Children after the end of eighteen (18) months following the month in which occurs the CIC Eligible Senior Officer's Final Payroll Date, except as may otherwise be required by law. The Participant should immediately notify the Company if he or she becomes covered under another group health plan, at which time the Company's provision of medical coverage for the Participant and his or her Class I dependents, Domestic Partner and Domestic Partner's Children will cease.

All coverage continued for a CIC Eligible Senior Officer (and his or her eligible dependent(s)) will be the same as the coverage provided to the CIC
Eligible Senior Officer while an active employee, to the extent available, subject to the terms of the AT&T Medical Expense Plan and/or the AT&T Dental Expense Plan or the AT&T Separation Medical Plan or the successors to such plans, as those plans may be amended from time to time.

15.  TRANSITION COUNSELING:

A CIC Eligible Senior Officer will be entitled to receive the services of a Company-paid and Company-approved outplacement or career transition consultant in accordance with AT&T's current practices for Senior Officers in effect as of the CIC Eligible Senior Officer's Final Payroll Date; provided, however, that commencement of such transition counseling services, if desired, must begin prior to the first anniversary of the CIC Eligible Senior Officer's Final Payroll Date.

16.  EXCISE TAX:

(a) If any element of compensation or benefit provided to a CIC Eligible Senior Officer under the terms of the Plan, or under any other plan, program, policy or other arrangement ("Benefit"), either alone or in combination with other elements of compensation and benefits paid or provided to such CIC Eligible Senior Officer, constitutes an "excess parachute payment", as that term is defined in Section 280G of the Internal Revenue Code and the regulations thereunder, and subjects such CIC Eligible Senior Officer to the excise tax pursuant to Section 4999 of the Internal Revenue Code, and any interest and penalties thereon (collectively, the "Excise Tax"), then such CIC Eligible Senior Officer shall be entitled to an additional lump-sum cash payment from the Company (the "Excise Tax Adjustment Payment"), subject to mandatory withholding, in an amount equal to the Excise Taxes (including the Excise Tax attributable to the Excise Tax Adjustment Payment related to the Benefit) plus any income and FICA taxes and any interest and penalties thereon attributable to the Excise Tax Adjustment Payment. For purposes of calculating an Excise Tax Adjustment Payment to any CIC Eligible Senior Officer in any year, it shall be assumed that the CIC Eligible Senior Officer is subject to Federal and applicable state and local income taxes at the highest marginal Federal and applicable state and local income tax rates, respectively, for the year in which the Excise Tax Adjustment Payment is paid. Also, the Excise Tax Adjustment Payment to any CIC Eligible Senior Officer shall reflect the Federal tax benefits attributable to the deduction of applicable state and local income taxes.

(b) Subject to the provisions of Section 16(c) below, all determinations required to be made under this Section 16, including whether and when an Excise Tax Adjustment Payment is required and the amount of such Excise Tax Adjustment Payment and the assumptions utilized in arriving at such determinations, shall be made by an independent accounting firm chosen by the Company (the "Accounting Firm"). The Accounting Firm shall provide detailed supporting calculations to the Company and to the CIC Eligible Senior Officer within thirty (30) business days of the receipt of notice from the Company or the CIC Eligible Senior Officer that there has been a Benefit provided to which this Section 16 applies (or such earlier time as requested by the Company). Any Excise Tax Adjustment Payment, as determined pursuant to this Section 16(b), shall be paid by the Company to the CIC Eligible Senior Officer within fifteen (15) business days of the receipt of the Accounting Firm's determination.

(c) (i) If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding, or in the opinion of independent counsel agreed upon by the Company and the CIC Eligible Senior Officer, that the Excise Tax payable by the CIC Eligible Senior Officer on the Benefit is less than the amount initially taken into account under Section 16(a) for purposes of calculating the Excise Tax Adjustment Payment related to such Benefit, the Accounting Firm shall recalculate the Excise Tax Adjustment Payment to reflect the actual Excise Tax related to such Benefit. Within thirty (30) business days following the CIC Eligible Senior Officer's receipt of notice of the results of such recalculation from the Accounting Firm and/or the Company, the CIC Eligible Senior Officer shall repay to the Company the excess of the initial Excise Tax Adjustment Payment over the recalculated Excise Tax Adjustment Payment.

    (ii) If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding, or in the opinion of an independent counsel agreed upon by the Company and the CIC Eligible Senior Officer, that the Excise Tax payable by the CIC Eligible Senior Officer on the Benefit is more than the amount initially taken into account under Section 16(a) for purposes of calculating the Excise Tax Adjustment Payment, the Accounting Firm shall recalculate the Excise Tax Adjustment Payment to reflect the actual Excise Tax. Within fifteen (15) business days following the Company's receipt of notice of the results of such recalculation from the Accounting Firm, the Company shall pay to the CIC Eligible Senior Officer the excess of the recalculated Excise Tax Adjustment Payment over the initial Excise Tax Adjustment Payment.

(d) All fees and expenses of the Accounting Firm shall be borne solely by the Company.

(e) The CIC Eligible Senior Officer shall notify the Company in writing of any written claim by the Internal Revenue Service that, if successful, would require the payment by the Company of an Excise Tax Adjustment Payment or the recalculation of an Excise Tax Adjustment Payment. The notification shall apprise the Company of the nature of such claim, including (1) a copy of the written claim from the Internal Revenue Service, (2) the identification of the element of compensation and/or benefit that is the subject of such Internal Revenue Service claim, and (3) the date on which such claim is requested to be paid. Such notification shall be given as soon as practicable but no later than ten (10) business days after the CIC Eligible Senior Officer actually receives notice in writing of such claim.

Within ten (10) business days following receipt of the notification of the Internal Revenue Service written claim from the CIC Eligible Senior Officer, the Company shall pay to the CIC Eligible Senior Officer an Excise Tax Adjustment Payment, or the excess of a recalculated Excise Tax Adjustment Payment over the initial Excise Tax Adjustment Payment, as applicable, related to the element of compensation and/or benefit which is the subject of the Internal Revenue Service claim. Within ten (10) business days following such payment to the CIC Eligible Senior Officer, the CIC Eligible Senior Officer shall provide to the Company written evidence that he or she had paid the claim to the Internal Revenue Service (the United States Treasury).

The failure of the CIC Eligible Senior Officer to properly notify the Company of the Internal Revenue Service claim (or to provide any required information with respect thereto) shall not affect any rights granted to the CIC Eligible Senior Officer under this Section 16, except to the extent that the Company is materially prejudiced in the challenge to such claim as a direct result of such failure. If the Company notifies the CIC Eligible Senior Officer in writing, within sixty (60) business days following receipt from the CIC Eligible Senior Officer of notification of the Internal Revenue Service claim, that it desires to contest such claim, the CIC Eligible Senior Officer shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim;

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time including, without limitation, accepting legal representation with respect to such claim by an attorney selected by the Company and reasonably acceptable to the CIC Eligible Senior Officer;

     (iii)cooperate with the Company in good faith in order to effectively contest such claim; and

     (iv) permit the Company to participate in any proceedings relating to such claim if the Company elects not to assume and control the defense of such claim;

     provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the CIC Eligible Senior Officer harmless, on an after-tax basis, for any Excise Tax, income tax and FICA tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 16, the Company shall have the right, at its sole option, to assume the control of all proceedings in connection with such contest, in which case it may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim, and may direct the CIC Eligible Senior Officer to sue for a refund or contest the claim in any permissible manner, and the CIC Eligible Senior Officer agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, that any extension of the statute of limitations relating to payment of tax for the taxable year of the CIC Eligible Senior Officer with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's rights to assume the control of the contest shall be limited to issues with respect to which an Excise Tax Adjustment Payment would be payable hereunder, and the CIC Eligible Senior Officer shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority. To the extent that the contest to the Internal Revenue Service claim is successful, the Excise Tax Adjustment Payment related to the element of compensation and/or benefit that was the subject of the claim shall be recalculated in accordance with the provisions of Section 16(c)(ii).

17.  LEGAL FEES:

In the event that it shall be necessary or desirable for a CIC Eligible Senior Officer to retain legal counsel or incur other costs and expenses in connection with enforcement of his or her rights under the Plan, including this Appendix A, or other matters directly related to the CIC Eligible Senior Officer's termination from employment with the Company , the Company shall reimburse the CIC Eligible Senior Officer for his or her reasonable attorneys' fees and costs and expenses if a final decision in connection with a material issue of the litigation (or arbitration) is issued in the CIC Eligible Senior Officer's favor by an arbitrator or a court of competent jurisdiction.

18.  NO AMENDMENT:

Notwithstanding any other provision of this Plan, unless required by applicable law, upon the occurrence of a CIC, no amendment shall be made to the Plan, including this Appendix A, by the AT&T Board of Directors (or the successor board), by the Company (or the successor to the Company), by any committee, any officer, any employee of the Company (or the successor to the Company) or by any other party, to suspend, modify, or eliminate the level or types of benefits that are applicable upon the occurrence of a CIC, or to eliminate the restrictions contained in this sentence, and no such amendment to the AT&T Senior Officer Separation Plan, including this Appendix A, made in violation of this provision, shall be effective.

19.  SUCCESSORS:

The obligation of the Company under this Appendix A shall be binding upon any assignee or successor in interest thereto. The Company shall not merge or consolidate with any other corporation, or liquidate or dissolve, or transfer assets or business operations, in a transaction in which the employment of employees is transferred to such other corporation, or to the purchaser of such assets or business operations, without making suitable arrangements for the payment of any benefits which are or may become payable under this Appendix A, and for the assumption by such successor employer of the obligations set forth in this Appendix A.

                                                             Exhibit 10(iii)(A)6

                                                                   July 29, 2003


Ms. Betsy Bernard

Dear Betsy:

     This letter agreement ("the Agreement") completely replaces Section (3) Paragraph (e) of your employment agreement dated October 1, 2002 detailing your special individual non-qualified pension agreement, and supercedes all other oral and written communication on the subject.

     This Agreement will establish an individual non-qualified pension arrangement ("Individual Pension"), which, subject to the terms and conditions below, will provide you a benefit payable from AT&T Corp. (the "Company") operating assets upon your retirement from the Company. This Individual Pension will vest on April 1, 2006 contingent upon continued employment with the Company, provided, however, that the Individual Pension will immediately vest for Company-initiated terminations for other than "Cause" (as defined), for terminations due to death, disability, or Good Reason (as defined) occurring on or after the effective date of this Agreement, or if the Company is subject to a Change in Control ("CIC"), as defined in the AT&T 1997 Long Term Incentive
Program. Only for termination for Cause or in the event of your voluntary termination prior to vesting will this Individual Pension be null and void in its entirety. In addition, this Individual Pension is subject to the provisions of the AT&T Non-Competition Guideline.

     With respect to the amount payable under this Individual Pension at your retirement/termination, the single life annual annuity amount payable will be determined as (a) minus (b) as set forth in the charts below.

     (a)  the  single  life  annual  pension  annuity  benefits   calculated  in
          accordance with the table set forth below:

-------------------------------------------------------------------
Year of Retirement/ Termination     Percentage of Final 3 Year
                                 Average Total Cash Compensation
                                 (Base Pay plus Actual Bonus Paid
                                             in Year)
-------------------------------------------------------------------

-------------------------------------------------------------------
                           2003                             10.25%
-------------------------------------------------------------------
                           2004                             12.30%
-------------------------------------------------------------------
                           2005                             15.20%
-------------------------------------------------------------------
                           2006                             17.25%
-------------------------------------------------------------------
                           2007                             19.30%
-------------------------------------------------------------------
                           2008                             21.35%
-------------------------------------------------------------------
                           2009                             23.40%
-------------------------------------------------------------------
                           2010                             25.45%
-------------------------------------------------------------------
                           2011                             27.50%
-------------------------------------------------------------------
                           2012                             29.55%
-------------------------------------------------------------------
                           2013                             31.60%
-------------------------------------------------------------------
                           2014                             33.65%
-------------------------------------------------------------------
                           2015                             36.40%
-------------------------------------------------------------------
                           2016                             39.15%
-------------------------------------------------------------------
                           2017                             41.90%
-------------------------------------------------------------------
                           2018                             44.65%
-------------------------------------------------------------------
                           2019                             47.40%
-------------------------------------------------------------------
                           2020                             50.00%
-------------------------------------------------------------------


     (b) any single life annual annuity benefits payable from AT&T, i.e. pension benefits under the AT&T Management Pension Plan (AT&TMPP), AT&T Non Qualified Pension Plan (AT&TNQPP), AT&T Excess Benefit and Compensation Plan (AT&TEBCPP), minimum retirement benefits under the AT&T Senior Management Long Term Disability and Survivor Protection Plan (AT&TSMLTD&SPP) if applicable, as well as by any qualified and nonqualified pension benefits from prior employers.

Joint and survivor benefits on your death, whether your death occurs as an active employee or following your termination, will be governed by the administrative guidelines applicable to this Agreement.

     In the event of your involuntary termination within two years following a CIC for reasons other than for Cause or if you terminate employment for Good Reason within two years following a CIC, your benefit under this Individual Pension will be calculated by accelerating the Individual Pension schedule above by adding three years to the schedule, i.e. the applicable percentage will be that associated with the "Year of Retirement/Termination" three years from your +actual termination year. In addition, the cash compensation used in calculating the final three year average cash compensation will not use cash compensation for years in which you did not hold the position of President- AT&T Corp.

     For purposes of this Agreement:

     a)   "Cause" shall mean:

          i. your conviction (including a plea of guilty or nolo contendere) of a crime including theft, fraud, dishonesty or moral turpitude;

          ii.  violation   by  you  of  the   Company's   Code  of   Conduct  or
               Non-Competition Guideline;

          iii. gross omission or gross dereliction of any statutory, common law or other duty of loyalty to the Company or any of its affiliates; or

          iv. repeated failure to carry out the duties of your position despite specific instruction to do so.

     b) "Good Reason" prior to a CIC shall mean the occurrence without your express written consent of any of the following events:

          i. Your demotion to a position which is not of a rank and responsibility comparable to members of the current Operations Group or those of a similar/replacing governance body; provided, however, that the Company's decision not to continue the Operations Group shall not be Good Reason, and provided, further, that (1) changes in reporting relationships shall not, alone, constitute Good Reason and/or (2) a reduction in your business unit's budget or a reduction of your business unit's head count, by themselves, do not constitute Good Reason; or

          ii. A reduction in your "Total Annual Compensation" (defined as the sum of your Annual Base Salary Rate, Target Annual Incentive and "Target Annual Long Term Incentive Grants") for any calendar or fiscal year, as applicable, to an amount that is less than the Total Annual Compensation that existed in the prior calendar or fiscal year, as applicable. For purposes of this Paragraph
               (b)(ii) the dollar value of the "Target Annual Long Term Incentive Grants" shall exclude the value of any special one-time or periodic long-term incentive grants, and shall be determined by valuing Performance Shares, Stock Units, Restricted Stock, Restricted Stock Units, etc., at the market share price utilized in valuing the annual Senior Management compensation structures in the materials presented to the Compensation and Employee Benefits Committee of the Company's Board of Directors ("the Committee") when authorizing such grants, and assuming 100% performance achievement if such grants include performance criteria. Stock Options and Stock Appreciation Rights will be valued by the Black-Scholes methodology (and related share price) as utilized in the materials presented to the Committee when authorizing such grants.

     c) "Good Reason" within two years following a CIC shall be in accordance with the October 23, 2000 CIC Board Resolutions, which include reduction in authority or responsibility, reduction in compensation, and business relocation beyond a reasonable commuting distance.

     Notwithstanding the foregoing, the Company may require you to change to an equivalent executive position within the Company with substantially similar levels of duties or responsibilities without causing Good Reason to occur.

     You must notify the Company within 60 days following knowledge of an event you believe constitutes Good Reason, or such event shall not constitute Good Reason hereunder.


     This agreement may not be amended or waived, unless the amendment or waiver is in a writing signed by you and the Company's Executive Vice President-Human Resources.

     It is understood and agreed that you will not talk about, write about, or otherwise publicize the terms or existence of this Agreement or any fact concerning its execution or implementation unless required by law or to enforce the terms of this Agreement. You may, however, discuss its contents with your spouse, legal and/or financial counselor, provided that you advise them of your obligations of confidentiality and that any disclosures made by any of them may be treated by the Company as disclosures made by you for purposes of this provision.

     THIS AGREEMENT IS NOT AN EMPLOYMENT CONTRACT AND SHOULD NOT BE CONSTRUED OR INTERPRETED AS CONTAINING ANY GUARANTEE OF CONTINUED EMPLOYMENT. THE EMPLOYMENT RELATIONSHIP WITH THE COMPANY IS BY MUTUAL CONSENT ("EMPLOYMENT-AT-WILL"). THIS MEANS THAT EMPLOYEES HAVE THE RIGHT TO TERMINATE THEIR EMPLOYMENT AT ANY TIME FOR ANY REASON. LIKEWISE, THE COMPANY RESERVES THE RIGHT TO DISCONTINUE YOUR EMPLOYMENT WITH OR WITHOUT CAUSE AT ANY TIME AND FOR ANY REASON.

     You understand that the terms of this Agreement shall apply to the Company and its successors. The Company specifically reserves the right to assign the terms of this Agreement to any successor, whether the successor is the result of a sale, purchase, merger, consolidation, asset sale, divestiture or spin-off or any combination or form thereof. No sale, purchase, merger, consolidation, asset sale, divestiture or spin-off or any combination or form thereof by the Company shall be construed as a termination of your employment and will not be considered a termination for purposes of this Agreement.

     The construction, interpretation and performance of this Agreement shall be governed by the laws of the State of New Jersey, without regard to its conflict of laws rule.

     In addition, all of the benefits provided under this Agreement are subject to forfeiture if you violate the AT&T Non-Competition Guideline, a copy of which has been previously provided to you.

     Betsy, I am happy to present this special pension arrangement to you. It recognizes the extraordinary contributions that we expect you to continue to make to our business. If you agree with the terms and conditions detailed above, sign and date this Agreement in the spaces provided below and return the original executed copy to me.

                                  Sincerely,


Acknowledged and Agreed to:


/s/ Betsy Bernard               July 30, 2003
-------------------------       -------------------
Betsy Bernard                   Date

                                                             Exhibit 10(iii)(A)7

                                                                   July 29, 2003


Mr. David Dorman

Dear Dave:

     This letter agreement ("the Agreement") completely replaces Attachment E of your employment agreement dated December 1, 2000 detailing your special individual non-qualified pension agreement, and supercedes all other oral and written communication on the subject.

     This Agreement will establish an individual non-qualified pension arrangement ("Individual Pension"), which, subject to the terms and conditions below, will provide you a benefit payable from AT&T Corp. (the "Company") operating assets upon your retirement from the Company. This Individual Pension will be immediately vested and only for termination for "Cause" (as defined) will this Individual Pension be null and void in its entirety. In addition, this Individual Pension is subject to the provisions of the AT&T Non-Competition Guideline.

     With respect to the amount payable under this Individual Pension at your retirement/termination, the single life annual annuity amount payable will be determined as (a) minus (b) as set forth in the charts below:

     (a)  the  single  life  annual  pension  annuity  benefits   calculated  in
          accordance with the table set forth below:

-------------------------------------------------------------------
Year of Retirement/ Termination     Percentage of Final 3 Year
                                 Average Total Cash Compensation
                                 (Base Pay plus Actual Bonus Paid
                                             in Year)
-------------------------------------------------------------------

-------------------------------------------------------------------
                           2003                             27.50%
-------------------------------------------------------------------
                           2004                             31.10%
-------------------------------------------------------------------
                           2005                             34.70%
-------------------------------------------------------------------
                           2006                             38.30%
-------------------------------------------------------------------
                           2007                             41.90%
-------------------------------------------------------------------
                           2008                             45.50%
-------------------------------------------------------------------
                           2009                             49.10%
-------------------------------------------------------------------
                           2010                             52.70%
-------------------------------------------------------------------
                           2011                             56.30%
-------------------------------------------------------------------
                           2012                             60.00%
-------------------------------------------------------------------
                           2013                             60.00%
-------------------------------------------------------------------
                           2014                             60.00%
-------------------------------------------------------------------
                           2015                             60.00%
-------------------------------------------------------------------
                           2016                             60.00%
-------------------------------------------------------------------
                           2017                             60.00%
-------------------------------------------------------------------
                           2018                             60.00%
-------------------------------------------------------------------
                           2019                             60.00%
-------------------------------------------------------------------


     (b) any single life annual annuity benefits payable from AT&T, i.e. pension benefits under the AT&T Management Pension Plan (AT&TMPP), AT&T Non Qualified Pension Plan (AT&TNQPP), AT&T Excess Benefit and Compensation Plan (AT&TEBCPP), minimum retirement benefits under the AT&T Senior Management Long Term Disability and Survivor Protection Plan (AT&TSMLTD&SPP) if applicable, as well as by any qualified and nonqualified pension benefits from prior employers.

Joint and survivor benefits on your death, whether your death occurs as an active employee or following your termination, will be governed by the administrative guidelines applicable to this Agreement.

     In the event of your involuntary termination within two years following a Change in Control ("CIC"), as defined in the AT&T 1997 Long Term Incentive Program, for reasons other than for Cause or if you terminate employment for Good Reason (as defined) within two years following a CIC, your benefit under this Individual Pension will be calculated by accelerating the Individual Pension schedule above by adding three years to the schedule, i.e. the applicable percentage will be that associated with the "Year of
Retirement/Termination" three years from your actual termination year. In addition, the cash compensation used in calculating the final three year average cash compensation will not use cash compensation for years in which you did not hold the position of Chief Executive Officer.

     For purposes of this Agreement:

     a)  "Cause" shall mean:

          i. your conviction (including a plea of guilty or nolo contendere) of a crime including theft, fraud, dishonesty or moral turpitude;

          ii.  violation   by  you  of  the   Company's   Code  of   Conduct  or
               Non-Competition Guideline;

          iii. gross omission or gross dereliction of any statutory, common law or other duty of loyalty to the Company or any of its affiliates; or

          iv. repeated failure to carry out the duties of your position despite specific instruction to do so.

     b) "Good Reason" prior to a CIC shall mean the occurrence without your express written consent of any of the following events:

          i. Your demotion to a position which is not of a rank and responsibility comparable to members of the current Operations Group or those of a similar/replacing governance body; provided, however, that the Company's decision not to continue the Operations Group shall not be Good Reason, and provided, further, that (1) changes in reporting relationships shall not, alone, constitute Good Reason and/or (2) a reduction in your business unit's budget or a reduction of your business unit's head count, by themselves, do not constitute Good Reason; or

          ii. A reduction in your "Total Annual Compensation" (defined as the sum of your Annual Base Salary Rate, Target Annual Incentive and "Target Annual Long Term Incentive Grants") for any calendar or fiscal year, as applicable, to an amount that is less than the Total Annual Compensation that existed in the prior calendar or fiscal year, as applicable. For purposes of this Paragraph
               (b)(ii) the dollar value of the "Target Annual Long Term Incentive Grants" shall exclude the value of any special one-time or periodic long-term incentive grants, and shall be determined by valuing Performance Shares, Stock Units, Restricted Stock, Restricted Stock Units, etc., at the market share price utilized in valuing the annual Senior Management compensation structures in the materials presented to the Compensation and Employee Benefits Committee of the Company's Board of Directors ("the Committee") when authorizing such grants, and assuming 100% performance achievement if such grants include performance criteria. Stock Options and Stock Appreciation Rights will be valued by the Black-Scholes methodology (and related share price) as utilized in the materials presented to the Committee when authorizing such grants.

          c) "Good Reason" within two years following a CIC shall be in accordance with the October 23, 2000 CIC Board Resolutions, which include reduction in authority or responsibility, reduction in compensation, and business relocation beyond a reasonable commuting distance.

          Notwithstanding the foregoing, the Company may require you to change to an equivalent executive position within the Company with substantially similar levels of duties or responsibilities without causing Good Reason to occur.

          You must notify the Company within 60 days following knowledge of an event you believe constitutes Good Reason, or such event shall not constitute Good Reason hereunder.


     This agreement may not be amended or waived, unless the amendment or waiver is in a writing signed by you and the Company's Executive Vice President-Human Resources.

     It is understood and agreed that you will not talk about, write about, or otherwise publicize the terms or existence of this Agreement or any fact concerning its execution or implementation unless required by law or to enforce the terms of this Agreement. You may, however, discuss its contents with your spouse, legal and/or financial counselor, provided that you advise them of your obligations of confidentiality and that any disclosures made by any of them may be treated by the Company as disclosures made by you for purposes of this provision.

     THIS AGREEMENT IS NOT AN EMPLOYMENT CONTRACT AND SHOULD NOT BE CONSTRUED OR INTERPRETED AS CONTAINING ANY GUARANTEE OF CONTINUED EMPLOYMENT. THE EMPLOYMENT RELATIONSHIP WITH THE COMPANY IS BY MUTUAL CONSENT ("EMPLOYMENT-AT-WILL"). THIS MEANS THAT EMPLOYEES HAVE THE RIGHT TO TERMINATE THEIR EMPLOYMENT AT ANY TIME FOR ANY REASON. LIKEWISE, THE COMPANY RESERVES THE RIGHT TO DISCONTINUE YOUR EMPLOYMENT WITH OR WITHOUT CAUSE AT ANY TIME AND FOR ANY REASON.

     You understand that the terms of this Agreement shall apply to the Company and its successors. The Company specifically reserves the right to assign the terms of this Agreement to any successor, whether the successor is the result of a sale, purchase, merger, consolidation, asset sale, divestiture or spin-off or any combination or form thereof. No sale, purchase, merger, consolidation, asset sale, divestiture or spin-off or any combination or form thereof by the Company shall be construed as a termination of your employment and will not be considered a termination for purposes of this Agreement.

     The construction, interpretation and performance of this Agreement shall be governed by the laws of the State of New Jersey, without regard to its conflict of laws rule.

     In addition, all of the benefits provided under this Agreement are subject to forfeiture if you violate the AT&T Non-Competition Guideline, a copy of which has been previously provided to you.

     Dave, I am happy to present this special pension arrangement to you. It recognizes the extraordinary contributions that we expect you to continue to make to our business. If you agree with the terms and conditions detailed above, sign and date this Agreement in the spaces provided below and return the original executed copy to me.

                                  Sincerely,


Acknowledged and Agreed to:

/s/ Dave Dorman                 July 30, 2003
-------------------------       -------------------
Dave Dorman                     Date

                                                                      Exhibit 12


                          AT&T Corp.
       Computation of Ratio of Earnings to Fixed Charges
             (Unaudited) (Dollars in millions)
                                                                       For the Nine Months Ended
                                                                           September 30, 2003
                                                                       -------------------------
Income from continuing operations before income taxes                           $ 2,196
Add: distributions of less than 50% owned affiliates                                  5
Add: fixed charges, excluding capitalized interest                                1,039
                                                                                -------
Total earnings from continuing operations before income
  taxes and fixed charges                                                       $ 3,240
                                                                                -------

Fixed Charges:
Total interest expense                                                          $   917
Capitalized interest                                                                 26
Interest portion of rental expense                                                  122
                                                                                -------
Total fixed charges                                                             $ 1,065
                                                                                -------

Ratio of earnings to fixed charges                                                  3.0

                                                                    Exhibit 99.1


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, David W. Dorman, Chairman of the Board and Chief Executive Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  November 11, 2003         /s/   David W. Dorman
                                  -------------------------
                                  By:   David W. Dorman







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

                                                                    Exhibit 99.2


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS



I, Thomas W. Horton, Senior Executive Vice President, Chief Financial Officer of AT&T Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Corp.



Dated:  November 11, 2003         /s/   Thomas W. Horton
                                  ---------------------------
                                  By:   Thomas W. Horton







A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.