Form 10-Q/A
period 2003-09-30
AT&T CORP
filed 2004-01-09
CIK 5907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)



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

At October 31, 2003, the following shares of stock were outstanding: AT&T common stock 789,873,024

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following Items with respect to its Quarterly Report on Form 10-Q for the period ended September 30, 2003:

1) We have amended Item 4, "Controls and Procedures," to revise the language and to provide greater details concerning changes in our internal controls.

2) The registrant has amended Item 6, "Exhibits and Reports on Form 8-K," to correct the numbering of the Exhibits. We have also refurnished with different Exhibit numbers the certifications provided pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and filed new certifications pursuant to Section 302 of the Act.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. Other than as described below, there have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

A review was conducted by outside legal counsel, under the direction of the Audit Committee. This review found that two employees, one lower-level and one mid-level management employee, circumvented the internal controls process resulting in the financial impacts noted above. The Company made the appropriate personnel changes and enhanced its internal controls accordingly. The principal focus of these enhancements included higher skill levels of those performing the function (CPA required for mid-level manager), changes in the approval process for accruing access expense, as well as additional reviews of such expense and related reconciliations by higher levels of management (Business Unit Controller and AT&T Controller). In addition, actual access payments are reviewed quarterly to further substantiate the recorded liability.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits
                  Exhibit Number

                  10(iii)(A)1       Form of Amendment to AT&T Excess Benefit and
                                    Compensation Plan dated as of July 28, 2003 to AT&T Excess Benefit and Compensation
                                    Plan, as amended and restated effective
                                    October 1, 1996 (incorporated by reference to Exhibit (10)(iii)(A)9 to Form 10-K for
                                    1996, File No. 1-1105). *

                  10(iii)(A)2       Form of Amendment to AT&T Non-Qualified
                                    Pension Plan dated as of July 28, 2003 to
                                    AT&T Non-Qualified Pension Plan, as amended and restated January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105). *

                  10(iii)(A)3       Form of Amendment to AT&T Senior Management
                                    Incentive Award Deferral Plan dated as of
                                    July 28, 2003 to AT&T Senior Management
                                    Incentive Award Deferral Plan, as amended effective January 21, 1998 (incorporated by reference to Exhibit (10)(iii)(A)11 to Form
                                    10-K for 1998, File No. 1-1105).  *

                  10(iii)(A)4       Form of Amendment to AT&T Corp. Senior
                                    Management Universal Life Insurance Program dated as of July 28, 2003 to AT&T Corp.
                                    Senior Management Universal Life Insurance
                                    Program effective October 1, 1999
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)16 to Form 10-K for 2000, File
                                    No. 1-1105).  *

                  10(iii)(A)5       Form of Amendment of Appendix A of AT&T
                                    Senior Officer Separation Plan dated as of
                                    July 28, 2003 to AT&T Senior Officer
                                    Severance Plan, as amended October 30, 1997
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)18 to Form 10-K for 1997, File
                                    No. 1-1105), and as amended, restated and renamed AT&T Senior Officer Separation Plan as of January 1, 2003 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form
                                    10-K for 2002, File No. 1-1105). *

                  10(iii)(A)6       Form of Employment Agreement between AT&T
                                    Corp. and Betsy J. Bernard as amended on July 25, 2003 to original agreement dated
                                    April 9, 2001 (incorporated by reference to
                                    Exhibit (10)(iii)(A)21 to Form 10-K for
                                    2001. File No. 1-1105) including amendment dated October 1, 2002 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form
                                    10-K for 2002, File No. 1-1105). *

                  10(iii)(A)7       Form of Employment Agreement between AT&T
                                    Corp. and David W. Dorman as amended on July
                                    25, 2003 to original agreement dated May 18, 2001 (incorporated by reference to Exhibit
                                    (10)(iii)(A)35 to Form 10-K for 2001)
                                    including amendment dated December 31, 2002
                                    (incorporated by reference to Exhibit
                                    (10)(iii)(A)34 to Form 10-K for 2002, File
                                    No. 1-1105). *

                  12                Computation of Ratio of Earnings to Fixed
                                    Charges  *

                  31.1              Certification by CEO pursuant to
                                    Rule 13a-14(a) or 15d-14(a) of the
                                    Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2              Certification by CFO pursuant to
                                    Rule 13a-14(a) or 15d-14(a) of the
                                    Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1              Certification by CEO pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002. **

                  32.2              Certification by CFO pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002. **

(b)               Reports on Forms 8-K

                  Form 8-K dated July 16, 2003 was filed pursuant to Item 5 on July 17, 2003. Form 8-K dated July 24, 2003 was furnished pursuant to Item 7 and Item 9 on July 24, 2003. Form 8-K dated July 24, 2003 was furnished pursuant to Item 12 on July 28, 2003.

* Documents filed previously with Form 10-Q for period ended September 30, 2003.

**Documents furnished previously with Form 10-Q for period ended September 30, 2003 as Exhibits 99.1 and 99.2, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AT&T Corp.



                                   /s/  N. S. Cyprus
                                   -----------------------------
                                   By:  N. S. Cyprus
                                        Vice President and Controller
                                          (Principal Accounting Officer)

Date:    January 8, 2004