Form 10-K
period 2003-12-31
AT&T CORP
filed 2004-03-15
CIK 5907

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                        INTERNET ADDRESS: www.att.com/ir

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

     The aggregate market value of voting common stock held by non-affiliates was approximately $15.3 billion (based on closing price of those shares as of June 30, 2003). At February 29, 2004, 793,522,585 shares of AT&T common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to the 2004 Annual Meeting of Shareowners (Part III).

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                     -----------------------------------------
Common Shares                                        New York, Boston, Chicago,
  (Par Value $1 Per Share)                           Philadelphia and Pacific
                                                     Stock Exchanges
Ten Year 6 3/4% Notes, due April 1, 2004
Ten Year 7 1/2% Notes, due April 1, 2004
Ten Year 7% Notes, due May 15, 2005
Twelve Year 7 1/2% Notes, due June 1, 2006
Twelve Year 7 3/4% Notes, due March 1, 2007          New York Stock Exchange
Ten Year 6% Notes due March 15, 2009
6 1/2% Notes due March 15, 2013
Thirty Year 8.35% Debentures, due January 15, 2025
Thirty Year 6 1/2% Notes due March 15, 2029

                                     PART I

ITEM 1.  BUSINESS.

WHO ARE WE?

     AT&T Corp. was incorporated in 1885 under the laws of the State of New York. Our principal executive offices are at One AT&T Way, Bedminster, New Jersey 07921. Our telephone number at that address is 908-221-2000 and our internet address is www.att.com/ir.

     For more than 125 years, we have been known for quality and reliability in communications. Backed by the research and development capabilities of AT&T Labs, we are a global leader in local, long distance, internet and transaction-based voice and data services. Our primary business segments are AT&T Business Services and AT&T Consumer Services.

     We are one of the nation's largest business services communications providers, offering a variety of global communications services to approximately 3 million customers, including large domestic and multinational businesses, small and medium-sized businesses and government agencies. We operate one of the largest telecommunications networks in the United States and, through our Global Network Services, provide an array of services and customized solutions in 60 countries and 850 cities worldwide.

     We provide a broad range of communications services and customized solutions, including:

     - domestic and international long distance and toll-free voice services;

     - local services, including switched and private line voice, local data and special access services;

     - domestic and international data and internet protocol (IP) services for a variety of network standards, including frame relay and asynchronous transfer mode (ATM);

     - managed networking services and outsourcing solutions; and

     - domestic and international wholesale transport services.

     We are also the leading provider of domestic and international long distance and transaction based communications services to approximately 35 million residential consumers in the U.S. We provide a broad range of communications services to consumers individually and in combination with other services, including:

     - domestic and international long distance;

     - transaction-based communications services, such as operator-assisted calling services and prepaid phone cards;

     - local calling offers; and

     - internet service through AT&T Worldnet(R) service and AT&T digital subscriber line (DSL) service.

WHAT FACTORS HAVE BEEN SHAPING OUR INDUSTRY?

     We compete in the communications services industry. The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

     - entry of new competitors and investment of substantial capital in existing and new services, resulting in significant price competition;

     - technological advances resulting in a proliferation of new services and products and rapid increases in network capacity;

     - the Telecommunications Act of 1996 (Telecommunications Act); and

     - growing deregulation of communications services markets in the United States and in selected countries around the world.

     One factor affecting the communications services industry is the rapid development of data and IP services. The development of frame relay, ATM and IP networks as modes of transmitting information electronically has dramatically transformed the array and breadth of services offered by telecommunications carriers.

     In the U.S., the Telecommunications Act has had a significant impact on our business by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services bundled with their existing local offers franchise. In addition, prices for long distance minutes and other basic communications services have declined as a result of competitive pressures, excess network capacity, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. For example, consumer long distance voice usage is declining as a result of substitution to wireless services, internet access and e-mail/instant messaging services, particularly in the "dial one" long distance, card and operator services segments.

     The long distance market is characterized by rapid deregulation and intense competition among long distance providers, and, more recently, incumbent local exchange carriers. Under the Telecommunications Act, a regional phone company may offer long distance services in a state within its region if the Federal Communications Commission (FCC) finds, first, that the regional phone company's service territory within the state has been sufficiently opened to local competition, and second, that allowing the regional phone company to provide these services is in the public interest. As of December 2003, regional phone companies had received approval to offer long distance in all states. The incumbent local exchange carriers presently have numerous competitive advantages as a result of their historic monopoly control over local exchanges. While these dynamics are creating downward pressure on stand-alone long distance services, new opportunities are being created in the business and consumer markets, including local, data, IP and bundled offers.

     The local voice market is currently dominated by the incumbent local exchange carriers. The Telecommunications Act has established a statutory framework for opening the local service markets to competition. We had entered the local voice business for residential customers in 24 states by the end of 2003 and expanded our presence to an additional 11 states in January 2004. We had entered the local voice business for large business customers in 49 states and the District of Columbia, and for small to medium sized customers in 30 states and the District of Columbia, by the end of 2003. Our ability to remain in our current local voice markets and to enter and offer local voice services in new markets is dependent upon the continuation, or in some cases the implementation, of fair regulatory rules and prices for us to purchase certain network capabilities from incumbent local exchange carriers. Additionally, our ability to remain in our current local voice markets may be dependent on the outcomes of the FCC's Triennial Review Order impairment cases that are currently before each of the state commissions and on the validity of the Triennial Review Order itself, which was recently partially vacated by a U.S. Court of Appeals (see more detailed discussion under the topic "What legislative and regulatory developments are important to us?" below). If this decision is not reversed, or unless the FCC issues new valid rules which assure us fair resale prices, our current local business could be materially affected.

HOW HAS OUR BUSINESS DEVELOPED AND WHAT IS OUR STRATEGY?

     For the past four years, our traditional long distance services have experienced an industry-wide trend of lower revenue from lower prices, e-mail and wireless substitution and increased competition, which has led to a decline in operating income. In addition, economic conditions have been generally adverse for significant new telecommunications spending by our customers. We have evolved several strategies to combat this challenging environment. We have sought to reduce costs and increase operating efficiency. We have emphasized our other service offerings such as consumer and business local services and have bundled them with our long distance services. We have tried to add value to our services by investing in innovation, expertise, customer care and network integration. We have sought to capitalize on new technology, most recently with our development of voice over internet protocol (VoIP) services. And we have prudently limited our capital expenditures while reducing our debt. Going forward, we aspire to be a provider of choice for high value consumers and businesses of all sizes, to be in a position to benefit from any improvement in industry and economic conditions, and to be recognized by our customers as "The World's Networking Company(SM)".

                         AT&T BUSINESS SERVICES SEGMENT

WHAT SERVICES DO WE OFFER?

WE OFFER VOICE SERVICES.

     Long distance voice services. Our business long distance voice communication offerings include the traditional "one plus" dialing of domestic and international long distance for customers that select us as their primary long distance carrier.

     We offer domestic and international toll-free (for example, 800) inbound services, where the receiving party pays for the call. These services are used in a wide variety of applications, including sales, reservation centers or customer service centers. We also offer a variety of value-added features to enhance customers' toll-free services, including call routing by origination point and time-of-day routing. In addition, we provide virtual private network applications, including dedicated outbound facilities.

     We offer audio and video teleconferencing services, as well as web-based video conferencing. These services offer customers the ability to establish automated teleconference lines, as well as teleconferences moderated by one of our representatives. Customers can also establish a dedicated audio conference number that can be used at any time without the necessity of a reservation.

     We also offer a variety of calling cards that allow the user to place calls from virtually anywhere in the world. Additional features include prepaid phone cards, conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

     Business local services. Our local services provide a wide range of local voice and data telecommunications services in major metropolitan markets throughout the United States. Services include basic local exchange service, exchange access, private line, and high speed data and pay phone. We typically offer local service as part of a package of services that can include combinations of our other offerings.

     Integrated voice, data and IP offers. We provide a variety of integrated service offers targeted at business customers. For small businesses, our All in One(R) service offering provides both local and long distance services through a single bill, offering discounts based on volume and term commitments. Our business network service offers a wide range of voice and data services through a single service package. Among the features of the integrated services offering is the ability to enable customers to electronically order new services, perform maintenance and manage administrative functions.

     We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services and qualify for lower prices.

WE OFFER DATA SERVICES

     Private Line Services. Our data services include private line and special access services that use high capacity digital circuits to carry voice, data and video or multimedia transmission from point-to-point in multiple configurations. These services provide high volume customers with a direct connection to one of our switches instead of switched access shared by many users. These services permit customers to create internal computer networks and to access external computer networks and the internet, thereby reducing originating access costs.

     Packet Services. Packet services consist of data networks utilizing packet switching and transmission technologies. Packet services include frame relay, ATM and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely. Packet services are utilized for local area network interconnection, remote site, point of sale and branch office communications solutions. While frame relay and ATM Services are widely deployed as private data networks, we offer customers the ability to connect these networks to the internet through services such as IP-enabled frame relay. High speed packet services, including IP-enabled frame relay service, are utilized extensively by enterprise customers for an expanding range of applications.

WE OFFER MANAGED SERVICES, INTERNET SERVICES AND OUTSOURCING SOLUTIONS

     We provide clients with IP connectivity, managed IP services, messaging, electronic commerce services and an array of managed networking services, professional services and outsourcing solutions. These services are intended to satisfy clients' complete networking technology needs, ranging from managing individual network components such as routers and frame relay networks to managing entire complex global networks. We also work selectively with qualified vendors to offer enhanced services to customers.

     Internet services. With points of presence in over 50 countries around the world, our business class dial-up internet service is designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses. Our managed internet services provide customers with dedicated high speed access to the internet managed by us. These services can be used to support a wide range of applications.

     Enterprise networking services. With a presence in 60 countries and 850 different cities, our enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and lifecycle management of solutions for networks of varying scales, including local area networks, wide area networks, and virtual private networks. These managed enterprise networking services include applications such as e-mail, VoIP, order entry systems, employee directories, human resource transactions and other database applications.

     Web services. Our managed web hosting services consist of a family of hosting and transactional services and platforms serving the needs of businesses. These services support clients' hosted infrastructure needs from the network layer to managing the performance of their business applications. With 21 internet data centers located on four continents (13 of which are located in the U.S. with a capacity of 420 thousand square feet of web hosting space), our hosting services provide a flexible, managed environment of network, server and security infrastructure as well as built-in data storage. Our suite of managed hosting services includes application performance management, database management, hardware and operating system management, intelligent content distribution services, high availability data and computing services, storage services, managed security and firewall services. Our web hosting services also include a range of business tools, including client portal services that provide managed hosting customers with personalized, secure access to detailed reporting information about their infrastructure and applications.

     High availability and security services. Our high availability and security services deliver integrated solutions to enable the continuous operations of clients' critical business processes and availability of critical data and includes business continuity and disaster recovery services.

     Outsourcing solutions. We provide customers consulting, outsourcing and management services for their highly complex global data networks, including networking-based electronic commerce applications.

WE OFFER TRANSPORT SERVICES TO OTHER CARRIERS

     We provide local, domestic interstate and international wholesale networking capacity and switched services to other carriers. We offer a combination of high volume transmission capacity, conventional dedicated line services and dedicated switched services on a regional, national and international basis to internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large tier-one ISPs, wireless carriers, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. Our clients are located both in the U.S. and internationally. We focus on ensuring optimal network utilization through the sale of off-peak capacity. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

HOW DO WE MARKET OUR SERVICES?

     We market our business voice and data communications services through our global sales and marketing organization of approximately 6,800 sales representatives. The sales and marketing group also uses several outside telemarketing firms as well as a number of other marketing agents. In addition, our solution center provides a centralized resource for complex customer requirements.

HOW DO WE CARE FOR OUR CUSTOMERS?

     Our customer care handles contracting, collections, ordering, provisioning and maintenance processes worldwide. In the U.S. there are over 12,000 customer care associates at 47 customer care centers, of which 41 are company owned and 6 are operated by outside customer care firms. For larger and multinational customers and government agencies, we provide customer care services and support through dedicated account teams. Through a dedicated customer care website customers may submit questions or initiate service requests, including ordering new services or submitting maintenance requests.

HOW DO WE CHARGE FOR OUR SERVICES?

     We provide the majority of our services through long term contracts. General descriptions of our services, applicable rates, warranties, limitations on liability, user requirements and other material service provisioning information are outlined in service guides that are provided directly to prospective clients or are available on our website. Customers enter into contracts, based on the service guides, detailing customer specific terms and information, including volume discounts, service bundling, extended warranties and other customized terms. Through combined offerings, we also provide customers with such features as single billing, unified services for multi-location companies and customized calling plans. Most intrastate regulated services are provided in accordance with applicable tariffs filed with the states.

WHAT IS OUR NETWORK?

     Our U.S. network is comprised of approximately 55,000 route miles of long-haul backbone fiber optic cable, plus over 21,000 additional route miles of local metropolitan fiber, capable of carrying high speed (10 billion bits or 10 gigabits per second) traffic. AT&T Business Services upgraded this fiber network, recently completing the installation of over 14,000 new route miles of the latest generation fiber optic cable capable of carrying 40 gigabits per second when that technology is commercially available. This new fiber capacity provides substantial capacity for potential future growth of network traffic with low incremental capital expenditure requirements. In addition, we also have approximately 750 points-of-presence in the continental U.S. with the majority served by high speed fiber-based technology offering high speed data connectivity to the majority of U.S. business centers.

     On an average business day, our business network, which also supports Consumer Services, handles a total of more than 400 million voice calls, as well as over 3,800 trillion bytes (terabytes) of data. On the voice network, we employ our patented Real Time Network Routing to automatically complete domestic voice calls through more than 100 possible routes. The reliability of certain portions of the network is maximized by using synchronous optical network (SONET) rings that can restore service following a network failure within 50 to 60 milliseconds by reversing the flow of traffic on the ring. On other routes, we use our patented FASTAR(R) technology to route traffic around a fiber optic cable cut using spare transport capacity elsewhere on the network. Most recently, we have deployed intelligent optical switches across the network to expand our ability to rapidly and automatically restore network traffic that might be otherwise affected by a cable cut or equipment failure.

     We have been deploying dense wavelength division multiplexing (DWDM) technology that divides the signal carried by an optical fiber into multiple wavelengths, each now carrying up to 10 gigabits per second of information. When DWDM was introduced in 1996, the technology could transmit only eight different wavelengths on a fiber strand. We are currently deploying 64- and 80-wavelength DWDM systems, as well as systems capable of carrying 160 wavelengths per strand.

     Since digital switching was introduced in the late 1970s, the basic element of the AT&T long distance voice network has been a circuit switch which was specifically designed for long-haul use. Currently we employ 140 of these switches in our network. We have recently installed 68 of the latest high performance carrier-grade voice switches that allow us to accommodate the transition from circuit-switched to packet networks. We will continue to have both circuit and packet switching technologies for some time.

     In addition to our long distance network, we have an extensive local network serving business customers in 91 U.S. cities. Our local network now includes 158 local switches and reaches more than 6,400 buildings with over 8,200 metropolitan SONET rings. This network provides voice service and high speed data connections to business users. In order to maximize asset utilization, our local network also handles consumer traffic, providing most of the dial-in numbers for our AT&T Worldnet service.

     We also operate one of the largest IP networks in the U.S. As a tier-one provider, we have direct peering relationships with other tier-one providers, providing service to carriers that route through public peering sites. We offer multiple access choices to the IP network, including dial-up, dedicated private line, and DSL, as well as IP-enabled access through ATM and frame relay networks.

WHAT IS OUR STRATEGY FOR OUR NETWORKS AND SYSTEMS?

     Our business is complex and we currently employ many systems, processes, networks and platforms in conducting it. We are striving through targeted investments to consolidate and simplify these many elements. Ideally we would seek to employ only one integrated set of processes. We call this our "Concept of One"(SM) goal. We also are striving to improve and automate our systems and processes with a long term goal of delivering our services with as near to zero cycle time and zero defects as possible. We call this our "Concept of Zero"(SM) goal.

HOW DO WE OPERATE INTERNATIONALLY?

     We have entered into a number of agreements with international communications companies in order to provide customers end-to-end network management capabilities and highly customized solutions. We have investments in several foreign communications companies as summarized below. In addition, we have built out our new Multi Protocol Label Switching/Asynchronous Transfer Mode, or MPLS/ATM, global network to 129 cities in 47 countries, with further investments planned for 2004 to supplement, and eventually replace, our other extensive global data networks.

     Alestra. S. de R.L. de C.V. We own a 49% economic interest in Alestra S. de R.L. de C.V., a competitive telecommunications company in Mexico. Alestra offers domestic and international voice, data and internet services throughout Mexico to business and residential customers. Alestra's network comprises 3,625 route miles, with four interconnection points to our network at the U.S.-Mexico border.

     In November 2003, Alestra consummated a voluntary debt restructuring pursuant to which $200 million principal amount of debt was tendered by Alestra's bondholders to Alestra in exchange for $110 million in cash. Additionally, Alestra's interest payments on its remaining outstanding indebtedness were lowered. The restructuring was primarily financed by a cash capital contribution from Alestra's shareholders in the amount of $100 million, with our pro rata share being approximately $49 million.

     AT&T Latin America Corp. On August 28, 2000, we established AT&T Latin America in connection with the consolidation of several Latin American companies to provide voice, data and internet access services in five countries. In April 2003, a secured creditor of AT&T Latin America commenced a Chapter 11 proceeding against it. By way of the Chapter 11 proceeding, on February 24, 2004, Telefonos de Mexico S.A. de C.V. or Telmex, completed its purchase of substantially all of AT&T Latin America's assets. On February 25, 2004, AT&T Latin America's Chapter 11 plan of liquidation became effective, and pursuant to the plan our ownership interest in AT&T Latin America (69% economic interest and approximately 95% voting interest) was extinguished. Except for certain trade receivables, under the plan of liquidation, we will not receive any of the proceeds of the sale of assets to Telmex or any other distributions from the bankruptcy estate in respect of either our equity ownership in AT&T Latin America or other amounts owned to us by AT&T Latin America for borrowed money or otherwise.

     AGNS Japan LLC. On March 31, 2000, Nippon Telephone & Telegraph purchased a 15% interest in AT&T Global Network Services Japan LLC. We own the remaining 85% of this business.

WHAT IS AT&T LABS?

     AT&T Labs conducts research and development for us. AT&T Labs' scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. AT&T Labs works with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. With a heritage that extends from fundamental advances such as the development of the transistor, AT&T Labs has made numerous recent advances in the areas of IP communications infrastructure, data mining and wireless networks.

WHAT IS OUR STRATEGY CONCERNING PATENTS, TRADEMARKS AND SERVICE MARKS?

     We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We received over 300 patents throughout the world in 2003 and maintain a global portfolio of over 5,000 trademark and service mark registrations.

                         AT&T CONSUMER SERVICES SEGMENT

WHAT SERVICES DO WE OFFER?

WE OFFER LONG DISTANCE SERVICES

     We provide interstate and intrastate long distance telecommunications services throughout the continental U.S. and provide, or join in providing with other carriers, telecommunications services to and from Alaska, Hawaii, Puerto Rico and the Virgin Islands and international telecommunications services to and from virtually all nations and territories around the world. Consumers can use our domestic and international long distance services through traditional "one plus" dialing of the desired call destination, through dial-up access or through use of our calling cards.

     In the continental U.S., we provide long distance telecommunications services over our backbone network. As of December 31, 2003, we had 30.3 million stand-alone long distance customers.

WE OFFER BUNDLED LOCAL AND LONG DISTANCE SERVICES

     At the end of 2003, we offered customers combined local and long distance services in portions of 24 states. We handle all aspects of the phone service for the customer, including ordering, customer service, billing, repair and maintenance. We also offer many of the same local calling features as the incumbent local exchange carriers, such as call waiting and caller ID. As of December 31, 2003, we had 3.9 million bundled local and long distance customers.

WE OFFER CALLING CARD SERVICES

     Our calling card can be used to place domestic and international calls in the U.S. and Canada and to place calls from other countries to the U.S. via AT&T Direct(R) services and country to country via AT&T Direct services. Features include purchase limits, geographic restrictions, native language preference, voice messaging and sequence dialing. Customers can also place calls over our network by using regional phone company cards and commercial credit cards.

WE OFFER TRANSACTION-BASED SERVICES

     We offer a variety of transaction-based services that are designed to provide customers with an alternative to access long distance services as well as to provide assistance in completing long distance communications.

     Prepaid cards. We are the leading provider of domestic prepaid card services. Our prepaid cards provide local, long distance and international calls charged to a prepaid card account maintained on our prepaid platform. Our prepaid cards are available in over 60,000 retail locations. The majority of AT&T Consumer's prepaid card sales in 2003 were to Wal-Mart Stores, Inc. under an agreement with a one-year term, and the sales to that customer comprised approximately 6% of our consumer revenue and over 60% of our prepaid card revenue. The agreement is currently scheduled to expire in January 2005 but could be subject to early termination if certain events occur. During 2003, we sold or recharged more than 75 million prepaid cards.

     Operator services. Operator-assisted calling services include traditional collect calls, third party billing, person-to-person and long distance pay phone service.

     1-800CALLATT(R) (Collect). 1-800CALLATT for collect calls is our lead discounted collect calling offer.

     Directory assistance. Directory assistance is provided to customers both domestically and internationally, with an option to complete the call for an extra charge.

     Direct services. We provide customers with the ability to reach our network from outside the U.S. By dialing the access code associated with the country of origin, customers can receive all the benefits of our calling card and operator-assisted calling services.

     Easy Reach 800(R) service. We offer a personal 800 number that lets people call home from virtually any phone, anytime, anywhere in the U.S. as an alternative to collect calling.

     Accessible communication service. We provide telecommunications relay service for the deaf and hearing-impaired and speech impaired customers to help them communicate with anyone in the world on the phone.

     10-10-345(SM) service. 10-10-345 is a non-AT&T-branded dial-around service that allows customers an alternative way to make a long distance call. The service is targeted at price sensitive dial-around and other common carriers' users completing domestic and/or international calls from home. Charges made for calls using 10-10-345 are billed through the local exchange carrier.

WE OFFER INTERNET SERVICES

     We offer dial-up and DSL internet access to consumers with our AT&T Worldnet service, a leading provider of internet access services in the U.S. AT&T Worldnet service offers internet-based communications services such as e-mail, content, and personal web pages. As of December 31, 2003, we had approximately 1.4 million AT&T Worldnet, dial-up or DSL customers.

     Our AT&T Worldnet service seeks to build brand recognition and customer loyalty. In addition to direct marketing through mass advertising, direct mail and bundling offers, AT&T Worldnet service maintains an indirect channel marketing effort through which AT&T Worldnet service software is bundled in new computers produced by major manufacturers.

     On January 6, 2003, we announced an extension of an existing agreement with data services provider Covad Communications Group, Inc. to broaden availability of the AT&T DSL service. Under this arrangement, we are pursuing DSL resale service relationships with residential customers throughout the U.S., using Covad's nationwide network. Covad's network covers more than 40 million homes and businesses in 96 of the largest metropolitan statistical areas (MSAs) throughout the U.S. In 2003, we were also the first to launch "linesplit" capabilities to allow customers to receive both local service and DSL service from us. By end of year 2003, we offered this combined local service and DSL capability in 11 states.

WE INTEND TO OFFER RESIDENTIAL VOIP SERVICES

     We announced in December 2003 that we intend to roll out a residential broadband VoIP offering in major cities across the U.S. in 2004, beginning in select MSAs in the first quarter of 2004. We have been conducting a trial of residential VoIP services since October 2003 in three states offering trial participants unlimited nationwide calling and the opportunity to test our array of new, enhanced information services, including advanced call management capabilities and special web-based features. The success of the trial has resulted in our decision to launch our new consumer VoIP offering in key markets across the U.S. in 2004.

HOW DO WE MARKET OUR SERVICES AND CARE FOR OUR CUSTOMERS?

     We market our products and services to a broad spectrum of customers. We market under the AT&T brand, with the exception of our 10-10-345 service and certain prepaid card offerings. We extensively utilize direct marketing channels to communicate with our existing customer base as well as to market to prospective customers. These efforts involve the selling of stand-alone services, such as domestic and international long distance, local AT&T Worldnet service and AT&T DSL service, as well as bundled service offerings, including long distance/AT&T Worldnet service, long distance/local, and long distance/calling card.

     We rely on an integrated sales and service team to solicit and handle customer contact opportunities. Our customer care centers consist of a network of 22 service centers, of which 9 are operated by AT&T and 13 are outsourced to outside vendors. The breadth of support provided by the centers ranges from universal service to specialized services based on functional area or customer needs. In addition, over 10 languages are supported within our customer care and service functions and access to over 120 languages is available through outsourced vendors.

     We are continuing to implement various initiatives aimed at improving the overall quality of our sales channels as well as lowering our costs of adding new subscribers, including the expansion of our on-line capacity and capabilities, including billing, sales and service, and the increased use of interactive voice response technology. We are also pursuing the use of e-mail to create a more convenient, interactive relationship with the consumer, while streamlining our existing processes and reducing the costs of providing services. Our global website provides services in seven languages.

WHAT SPECIAL OFFERS DO WE USE TO MARKET OUR SERVICES?

     We offer long distance customers a family of calling plans. Currently, there are two leading domestic long distance offers. The first is the AT&T One Rate(R) 7c plan. For a monthly plan fee of $4.95, customers pay 7c per minute for direct dialed long distance calls nationwide from home, at all times. The second is the AT&T Unlimited(R) plus plan, which offers our residential long distance subscribers unlimited intralata and interlata long distance calls for $24.95 per month.

     For international intensive customers, we offer Unlimited Country(R) service, which allows customers to make unlimited calls from home to select countries at a fixed price per month. The fixed price charged varies by country, ranging from $39.95 to $49.95 per month. For customers with different calling needs, international city specific rates may be found with our AnyHour Advantage(R) plan starting as low as $3.95 per month.

     In addition to our stand-alone long distance offers, we offer a range of local calling plans which offers consumers unlimited local and their choice of various calling feature options. The prices of these plans vary by state and by package. The AT&T OneRate(R) USA plan offers consumers unlimited local and unlimited long distance from home at a fixed price per month. The fixed price varies by state, ranging from $41.95 to $59.95 per state.

     We also offer various reward and partnership programs for higher spending local and long distance customers. For example, customers enrolled in our rewards program receive redemption options every six months based on their qualified spending. Our relationships with third parties enable us to provide customers with options ranging from airline miles to hotel nights to retail gift cards.

HOW DO WE CHARGE FOR OUR SERVICES?

     We generally continue to charge long distance customers for jurisdictionally intrastate services based on applicable tariffs filed with various individual states. Rates for state-to-state and international calls are now generally set by contract rather than by FCC tariffs as a result of an FCC de-tariffing order. Customers select different services and various rate plans, which determine the monthly or per minute price that customers pay on their long distance calls. Per minute rates typically vary based on a variety of factors, particularly the volume of usage and the day and time that calls are made.

     Our long distance charges may include fees per minute for transporting a call, per call or per minute surcharges, monthly recurring charges, minimums and price structures that offer a fixed number of minutes each month for a specific price and price structure that offer unlimited calling to certain numbers for particular time periods, or for the entire month for a monthly fee. The fees per minute for transporting a call may vary by time of day or length of call and by whether the call is domestic or international. Within the U.S., in-state rates may vary from interstate rates. These rate structures apply to customer dialed calls, calling card calls, directory assistance calls, operator-assisted calls and certain miscellaneous services. Customers also may be assessed a percentage of revenue, or a fixed monthly fee, to satisfy our obligations to recover U.S. federal- and state-mandated assessments and access surcharges. Additional fees may also be assessed to help recover specific costs of providing service to consumers. Examples of these fees include the AT&T Regulatory Assessment Fee, which recovers costs associated with state-to-state access charges, property taxes, and the expenses associated with regulatory proceedings and compliance; and the In-State Connection Fee, which recovers costs charged by local telephone companies to carry our in-state long distance calls over their lines.

     Customers for combined long distance and local services are usually charged a flat rate per month for local service and a separate monthly rate for each additional feature not included in the local service option selected by the customer. Usage fees and/or monthly charges are charged for long distance. AT&T Worldnet service offers a variety of pricing plan options. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage. AT&T Worldnet service also offers a plan without a usage restriction.

     We generally provide billing via traditional paper copy or on-line billing.

                                 OTHER MATTERS

WHAT LEGISLATIVE AND REGULATORY DEVELOPMENTS ARE IMPORTANT TO US?

     Telecommunications Act of 1996. The Telecommunications Act of 1996 became law on February 8, 1996. Among other things, the Telecommunications Act was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services.

     In August 1996, the FCC adopted rules and regulations, including pricing rules, to implement the local competition provisions of the Telecommunications Act. These rules and regulations rely on state public utility commissions (PUCs) to develop the specific rates and procedures applicable to particular states within the framework prescribed by the FCC. During the ensuing seven years, the interpretation of the Telecommunications Act's provisions and the validity of the FCC's implementing regulations have been the subject of significant litigation.

     On August 21, 2003, the FCC issued its decision in the proceeding it had initiated to review the availability of unbundled network elements based on current market conditions (Triennial Review) and adopted a new unbundling framework. Under the new framework, each state commission was authorized to conduct a granular analysis of local market conditions, using criteria provided by the FCC, to make final unbundling determinations. In the same order, the FCC also granted the incumbent local exchange companies significant broadband deregulation, concluding that the incumbent LECs were no longer required to unbundle fiber-to-the-home loops or bandwidth in hybrid copper fiber loops for the provision of mass market competitive broadband services. The FCC also eliminated all line-sharing obligations. Aspects of the FCC's order were appealed to the U.S. Court of Appeals for the District of Columbia Circuit. On March 4, 2004, the court vacated a number of the FCC rulings, including the FCC's delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements, and the FCC's finding that the need for so called "hot cuts" created a nationwide impairment justifying access to mass market switching. The majority of the FCC commissioners adopting the Triennial Review rulings relating to mass market services have announced that they will seek a stay of the Court's decision and seek review by the U.S. Supreme Court.

     On September 15, 2003, the FCC established a proceeding to determine whether any changes are necessary to the pricing methodology (commonly known as the TELRIC methodology) that the state PUCs must use in setting rates that we and other carriers must pay for leasing unbundled network elements or facilities from the incumbent local exchange carriers.

     The FCC and various states have begun to consider whether and to what extent VoIP communications should be subject to regulation like traditional telecommunications services, including whether VoIP services should be subject to access charges, 911 obligations, and universal service funding obligations. The FCC currently has pending before it petitions requesting guidance on VoIP services, including petitions from us, Vonage Holdings Corporation, and Level 3 Communications LLC. The FCC has initiated a rulemaking proceeding to address VoIP issues.

     In 2004, Congress is expected to closely review the state of telecommunications competition with special emphasis on examining the regulatory treatment of emerging VoIP services, reforms to the universal service and inter-carrier compensation regimes and the regulatory framework for promoting the deployment of broadband services. It is highly uncertain whether any consensus will be reached on any legislative proposals related to these topics prior to Congressional adjournment.

     The FCC also opened proceedings in December 2001 and in February 2002 that could further reduce the level of federal oversight of the regional phone companies' broadband offerings.

     Congress may enact a moratorium on the taxation of internet access in 2004. While the length of the moratorium and whether broadband access will be covered are unsettled, enactment of a moratorium will promote the continued growth of the internet by reducing taxes on internet access providers.

     In view of the proceedings pending before the courts, the FCC and state PUCs, and possible legislation, there can be no assurance that the prices and other conditions established by the FCC and in the various states will provide for effective local service competition or will not adversely affect our ability to continue to serve existing markets or enter new markets.

     Regulation of Rates. We are subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. From July 1989 to October 1995, the FCC regulated us under a system known as "price caps" whereby our prices, rather than our earnings, were limited. On October 12, 1995, recognizing a decade of enormous change in the long distance market and finding that we lacked market power in the interstate long distance market, the FCC reclassified us as a "non-dominant" carrier for its domestic interstate services. Subsequently, the FCC determined that our international services were also non-dominant. As a result, we became subject to the same regulations as its long distance competitors for these services.

     In subsequent orders, the FCC decided to exercise its authority to forbear from requiring non-dominant carriers to file tariffs for their services; first for domestic interstate services and then for international services.

     We remain subject to the statutory requirements of Title II of the Communications Act of 1934 (Communications Act), as amended. We must offer telecommunications services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. We also are subject to the FCC's complaint process, and we must give notice to the FCC and affected customers prior to discontinuance, reduction or impairment of our service.

     In addition, state public utility commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate our local and intrastate communications services. The system of regulation applied to our intrastate and local communications services varies from state to state and generally includes various forms of pricing flexibility rules. Our services are not regulated in the states through rate of return regulation.

     Access charges are subject to the regulatory jurisdiction of the FCC and state commissions. In May 2000, the FCC adopted the CALLS order for the price cap local exchange carriers, which made significant access and price cap changes. The CALLS order reduced, by $3.2 billion during 2000, the interstate access charges that we and other long distance carriers paid to these local exchange carriers for access to their networks, and established target access rates, which in subsequent years resulted in further reductions, albeit of a much smaller magnitude. As part of the CALLS order, AT&T agreed to pass through to customers access charge reductions over the five-year life of the CALLS order and made certain other commitments regarding the rate structure of certain residential long distance offerings. One aspect of the CALLS order relating to higher end user charges imposed by local exchange carriers is pending on appeal in the U.S. Court of Appeals for the District of Columbia Circuit, where oral argument was held November 24, 2003.

     In November 2001, the FCC adopted various measures that reduced per-minute interstate access charges that we pay to the remaining local exchange carriers that operate under rate of return regulation and provide about 8% of the nation's phone lines. By July 2003, once these changes were fully implemented, long distance carriers started paying about $900 million (or roughly 50%) per year less in access charges to these generally small, rural local exchange carriers. The FCC did not require long distance carriers, like us, to pass on our savings to end users, but expected competition to force them to do so. As part of this ongoing proceeding, the FCC is considering further measures that would give these carriers additional pricing flexibility and possibly the option to operate under some form of price cap regulation.

     Under its August 1999 local exchange carrier pricing flexibility order, which was affirmed by the U.S. Court of Appeals for the District of Columbia Circuit in February 2001, the FCC established certain triggers that enable the price cap local exchange carriers to obtain pricing flexibility for their interstate access services, including Phase II relief that permits them to remove these services from price cap regulation. Although these triggers purportedly indicate a competitive presence, they allow for premature deregulation that in many cases has resulted in access rates that exceed those that are still under price caps.

     Sprint PCS, a wireless carrier, sued us for access charges for our long distance calls terminated on Sprint PCS' network and for toll-free calls that Sprint PCS customers originated and which were terminated on our network. We refused to pay Sprint PCS based on the longstanding industry practice between wireless and long distance carriers that the carrier that bills for a service keeps the payment. In July 2002, the FCC ruled that wireless carriers such as Sprint PCS are not prohibited from charging us access charges, but that we were not required to pay such charges absent a contractual obligation to do so. The FCC further held that the question whether the parties entered into a contract concerning an access payment obligation is not a matter of federal communications law but rather should to be determined by the district court that had referred the issue to the FCC. Because there was no express contract between us and Sprint PCS, if the appeal is unsuccessful, the district court will need to determine whether an implied-in-fact contract can be inferred from the parties' conduct and their tacit understanding. We contend that the court cannot find an implied contract, because it would require the court to establish a wireless access rate, a matter that is preempted by the Communications Act, and because the facts confirm that no such contract was formed. An adverse decision in this litigation may result in additional wireless carriers seeking similar compensation from us. We believe the case is without merit and intend to defend vigorously, but cannot predict the outcome of any such proceeding.

     Finally, in the May 1997 universal service order, the FCC adopted a new mechanism for funding universal service, which includes programs that defray the costs of telephone service in high cost areas, for low income consumers, and for schools, libraries and rural health care providers, and provides subsidies for internet access and inside wiring to schools and libraries. Specifically, the FCC expanded the set of carriers that must contribute to support universal service from solely long distance carriers to all carriers, including local exchange carriers, that provide interstate telecommunications services. Similarly, the set of carriers eligible for the universal service support has been expanded from only local exchange carriers to any eligible carrier providing local service to a customer, including us as a new entrant in local markets. The mechanism used to collect universal service contributions relied on historical revenues, which disproportionately shifted the burden of these programs from carriers that are growing market share to carriers that are losing market share, like us, in the long distance market. In December 2002, the FCC reformed the universal service assessment mechanism so that, effective April 2003, it is based on projected revenues, which eliminates the disadvantage that we previously experienced. The December 2002 order also limited how carriers would be able to reflect universal service fees on their end user customers' bills and permitted alternative recovery mechanisms for administrative costs.

HOW AND WITH WHOM DO WE COMPETE?

     Competition in communications services is based on price and pricing plans, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. We face significant competition in all these areas. Our principal competitors include MCI, Sprint and regional phone companies. In addition, we face a number of international competitors including Equant, British Telecom and SingTel. We also experience significant competition in long distance from newer entrants as well as dial-around resellers. In addition, long distance telecommunications providers have been facing competition from non-traditional sources, including as a result of technological substitutions, such as VoIP, high speed cable internet service, e-mail and wireless services. Providers of competitive high-speed data offerings include cable television companies, direct broadcast satellite companies and DSL resellers.

     Incumbent local exchange carriers own the only universal telephone connection to the home, have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way, and are our primary competitors in the local services market. We also compete in the local services market with a number of competitive local exchange carriers, a few of which have existing local networks and significant financial resources.

     We currently face significant competition and expect that the level of competition will continue to increase. As competitive, regulatory and technological changes occur, including those occasioned by the Telecommunications Act, we anticipate that new and different competitors will enter and expand their position in the communications services markets. These will include regional phone company competitors plus entrants from other segments of the communications and information services industry. Many of these new competitors are likely to enter with a strong market presence, well recognized names and pre-existing direct customer relationships.

     For example, the Telecommunications Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. The regional phone companies had successfully obtained FCC approval to offer long distance in all of the states by the end of 2003. Because substantial numbers of long distance customers seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could materially adversely affect our future revenue and earnings.

     In addition to the matters referred to above, various other factors, including technological hurdles, market acceptance, start-up and ongoing costs associated with the provision of new services, local conditions and obstacles, and changes in regulations or orders that grant to us access to regional phone companies' infrastructure, could materially adversely affect our ability to succeed in the local exchange services market and our ability to offer combined service packages that include local service.

WHO ARE OUR EMPLOYEES?

     On December 31, 2003, we employed approximately 61,600 persons in our operations, approximately 92% of whom are located domestically. Unions represent about 36% of the domestically located employees. Of those so represented, about 95% are represented by the Communications Workers of America, which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers, which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements covering most of these employees extend through December 2005.

     On December 31, 2003, AT&T Business Services employed approximately 45,500 individuals in its operations. Of those employees, approximately 41,300 are located domestically. Unions represent about 25% of the domestically located employees of AT&T Business Services.

     On December 31, 2003, AT&T Consumer Services employed approximately 11,300 individuals in its operations, virtually all of whom are located in the U.S. Unions represent about 78% of the domestically located employees of AT&T Consumer Services.

  SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE INFORMATION

     For information about our research and development expense, see Note 4 to the Consolidated Financial Statements included in Item 8 to this Annual Report. For information about the consolidated operating revenue contributed by our major classes of products and services, see the revenue tables and descriptions following the caption "Segment Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

WHAT INFORMATION IS AVAILABLE ABOUT OUR COMPANY?

     Shareowners may access and download free of charge via a hyperlink on our website at www.att.com/ir copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These documents are generally available on the same day they are electronically filed with or furnished to the Securities and Exchange Commission. Shareowners may also access and download free of charge our corporate governance documents, including our Code of Conduct, our Code of Ethics for Chief Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation and Employee Benefits Committee and Governance and Nominating Committee. In addition, any shareowner who wishes to obtain a print copy of any of these documents should write to: AT&T Corp., Investor Relations Department, One AT&T Way, Bedminster, New Jersey 07921.

WHAT ARE THE CONTINUING IMPLICATIONS OF THE SPLIT-OFFS AND SPIN-OFFS WE HAVE EFFECTED?

     Since 1996 we have split-off or spun-off a number of operating units including Lucent Technologies Inc., NCR Corp., AT&T Wireless Services, Inc., Liberty Media Corporation and AT&T Broadband Corp. In connection with these transactions, we have retained various potential obligations and liabilities relating to these former units; for example, we have entered into various agreements which contain allocations or sharing of certain potential costs or liabilities or otherwise contain continuing potential burdens or restrictions on us. These potential obligations and liabilities include potential tax liabilities and restrictions, potential litigation liabilities and the potential for liability in connection with our guarantees to third parties of obligations of our former units.

     Tax Considerations. If AT&T or AT&T Broadband/Comcast Corporation were to engage in certain issuances of shares or change of control transactions occurring generally within the two-year period following the date of the spin-off, we could incur material federal income tax liabilities with respect to the spin-off. AT&T Broadband/Comcast has generally agreed not to undertake such actions without a counsel's opinion or a ruling from the Internal Revenue Service (IRS), in each case in form and substance reasonably satisfactory to us. Moreover, under an agreement between us and AT&T Broadband/Comcast, we generally will be entitled to indemnification for any tax liability that results from the spin-off failing to qualify as a tax-free transaction, unless, the tax liability was caused by post or spin-off transactions of AT&T. AT&T Broadband/ Comcast's indemnification obligation is generally limited to 50% of any tax liability that results from the spin-off failing to qualify as tax free, unless such liability was caused by a post spin-off transaction of AT&T Broadband/Comcast. To the extent we were entitled to an indemnity with respect to such tax liability, we would be required to collect the claim on an unsecured basis.

     Because of restrictions imposed by Section 355(e) of the Internal Revenue Code, our ability to enter into certain transactions involving the issuance of significant amounts of its stock may be limited. Under agreements between us and AT&T Broadband/Comcast, we generally have agreed not to engage in such transactions for a period of 25 months following the spin-off of AT&T Broadband without a counsel's opinion or ruling from the IRS, in each case in form and substance reasonably satisfactory to AT&T Broadband/

Comcast. We believe that the practical impact of these restrictions has diminished significantly with the passage of time.

     Litigation. Pursuant to agreements entered into with its former units, we share in the cost of certain litigation (relating to matters arising while the units were affiliated with AT&T) if the settlement exceeds certain thresholds. For example, in connection with a settlement in 2002 of Sparks v. AT&T, a class action against AT&T, Lucent Technologies and other defendants filed in 1996, pursuant to agreements between us and Lucent Technologies, we are responsible for our proportionate share of the settlement and estimated legal costs. We anticipate that this amount may total as much as $33 million, net of tax. Similarly, pursuant to agreements between AT&T and NCR Corp., we are potentially responsible for a portion of any award or settlement relating to the environmental proceedings brought by certain federal and state governmental agencies arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin (Fox River). NCR was identified as a potentially responsible party because PCBs were purportedly discharged from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. With the exception of the Sparks and the Fox River matters, as of December 31, 2003, we have made the assessment that none of the potential litigation liabilities relating to matters arising while the units were affiliated with AT&T were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former units were unable to meet their obligations with respect to these liabilities due to financial difficulties, we could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     Guarantees. From time to time we have guaranteed to third parties the debt or other obligations of our former units, and in some cases may remain secondarily liable with respect to such obligations. In addition, in connection with the split-off or spin-off of our former units, we have issued guarantees to third parties for certain debt or other obligations of our former units. For example, in connection with the split-off of AT&T Wireless, we issued a guarantee in the amount of $3.65 billion plus interest of a put right held by a third party in the event that AT&T Wireless failed to achieve certain technical milestones by June 30, 2004. In the event our former units are unable to meet obligations which we have guaranteed, the third parties could look to us for payment.

WHAT SPECIAL CONSIDERATIONS SHOULD INVESTORS CONSIDER?

     Investors should carefully consider the following factors regarding their investment in our securities.

     We Expect There to be a Continued Decline in the Voice Long Distance Industry. Historically, prices for voice communications have fallen because of competition, the introduction of more efficient networks and advanced technology, product substitution, excess capacity and deregulation. We expect these trends to continue, and we may need to continue to reduce prices in the future. In addition, we do not expect that we will be able to achieve increased traffic volumes in the near future to sustain current revenue levels. The extent to which each of our businesses, financial condition, results of operations and cash flow could be materially adversely affected will depend on the pace at which these industry-wide changes continue.

     We Face Substantial Competition that May Materially Adversely Impact Both Market Share and Margins. We currently face significant competition, and we expect the level of competition to continue to increase. Some of the potential materially adverse consequences of this competition include the following:

     - market share loss and loss of key customers;

     - possibility that customers shift to less profitable, lower margin services;

     - need to initiate or respond to price cuts in order to retain market share;

     - difficulties in AT&T Business Services' and AT&T Consumer Services' ability to grow new businesses, introduce new services successfully or execute on their business plan; and

     - inability to purchase fairly priced access services or fairly priced elements of local carriers' networks.

     We Face Competition from a Variety of Sources.

     - We traditionally have competed with other long distance carriers. In recent years, we have begun to compete with regional phone companies, which own their own access facilities and historically have dominated local telecommunications, and with other competitive local exchange carriers for the provision of local and long distance services. Regional phone companies now have received permission to offer long distance services in all of the states within their regions. The regional phone companies presently have numerous advantages as a result of their historic monopoly control over local exchanges and facilities. Some of the regional phone companies have financial, personnel and other resources significantly greater than ours. In addition, the regional phone companies are able to offer bundled products and services in certain states that we are unable to match . To the extent consumers prefer bundled offers (such as those offers that include local, long distance and wireless services), we will be at a disadvantage to certain of our competitors, including the regional phone companies.

     - Competition as a result of technological change. We are also subject to additional competitive pressures from the development of new technologies and the increased availability of domestic and international transmission capacity. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite, wireless, fiber optic and coaxial cable transmission capacity for services similar to those provided by us. We cannot predict which of many possible future product and service offerings will be important to maintain our competitive position, or what expenditures will be required to develop and provide these products and services.

     - Competition as a result of excess capacity. We face competition as a result of excess capacity resulting from substantial network build out by competitors.

     - Competition from restructured competitors. We face competition from competitors which have been restructured, in some cases through bankruptcy proceedings, to improve their financial condition.

     The Regulatory and Legislative Environment Creates Challenges for Us. We face risks relating to regulations and legislation. These risks include:

     - difficulty of effective competition in local markets due to noncompetitive pricing and to regional phone company operational issues that do not permit rapid large scale customer changes from regional phone companies to new service providers;

     - new head-on competition as regional phone companies enter and expand their presence in the long distance business;

     - emergence of few facilities-based competitors to regional phone companies, and the absence of any significant alternate source of supply for most access and local services; and

     - threats to the viability of our local voice business resulting from the partial vacating of the FCC's Triennial Review Order by a U.S. Court of Appeals.

     This dependency on supply materially adversely impacts our cost structure, and ability to create and market desirable and competitive end-to-end products for customers.

     In addition, regional phone companies have entered the long distance business throughout the U.S. while they still control substantially all the access facilities in their regions. This has resulted in an increased level of competition for long distance or end-to-end services as the services offered by regional phone companies expand.

     In the Consumer Business Substantially All of the Telephone Calls Made by Our Customers are Connected Using Other Companies' Networks, Including Those of Competitors, which Makes Competition More Difficult for Us. We provide long distance and, to a limited extent, local telecommunications over our own transmission facilities. Because our network does not extend to homes, we route calls through a local telephone company to reach our transmission facilities and, ultimately, to reach their final destinations.

     In the U.S., the providers of local telephone service generally are the incumbent local exchange carriers, including the regional phone companies. The permitted pricing of local transmission facilities that we lease in the U.S. is subject to legal uncertainties. In view of the proceedings pending before the courts and regulatory authorities, there can be no assurance that the prices and other conditions established in each state will provide for effective local service entry and competition, or provide us with new market opportunities.

     Our Financial Condition and Prospects May be Materially Adversely Affected by Further Ratings Downgrades. In July 2003, our long-term credit ratings were lowered by both Standard & Poor's (S&P) and Fitch to BBB from BBB+. S&P removed the ratings from CreditWatch. Our commercial paper ratings were affirmed by S&P and Fitch at A-2 and F-2, respectively. On July 24, 2003, Moody's affirmed our current ratings at Baa2 for long term and P-2 for short term. Moody's continues to hold our outlook at negative. In January 2004, S&P and Fitch lowered our commercial paper rating to A-3 and F-3, respectively. Both S&P and Fitch view our outlook as negative. Additionally, in January, Fitch downgraded the long-term rating to BBB-. None of our ratings are currently under review or on CreditWatch for further downgrade. Further debt rating downgrades could require us to pay higher rates on certain existing debt and post cash collateral for certain interest rate and equity swaps if we are in a net payable position. Further ratings actions could occur at any time. If our debt ratings are further downgraded, our access to the capital markets may be restricted or such replacement financing may be more costly or have additional covenants than we had in connection with our debt in December 2003. In addition, the market environment for financing in general, and within the telecommunications sector, in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced and the cost of any new financings may be higher.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to:

     - financial condition,

     - results of operations,

     - cash flows,

     - dividends,

     - financing plans,

     - business strategies,

     - operating efficiencies,

     - capital and other expenditures,

     - competitive positions,

     - availability of capital,

     - growth opportunities for new and existing products,

     - benefits from new technologies,

     - availability and deployment of new technologies,

     - plans and objectives of management, and

     - other matters.

Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by
Section 27A of the Securities Act of 1933 and

Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     - the impact of existing, new and restructured competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products or bundles of products, technological substitutes, or have extensive resources or better financing,

     - the impact of oversupply of capacity resulting from excessive deployment of network capacity,

     - the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which we operate, which may decrease prices charged and change customer mix and profitability,

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of our business strategies,

     - the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the possible invalidity of portions of the FCC's Triennial Review Order,

     - the risks associated with technological requirements; wireless, internet, VoIP or other technology substitution and changes, and other technological developments,

     - the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

     - the results of litigation filed or to be filed against us, and

     - the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.

ITEM 2.  PROPERTIES

WHAT DO WE OWN?

     Our properties consist primarily of plant and equipment used to provide long distance and local telecommunications services. Our properties also include administrative office buildings. We own and lease properties to support our offices, facilities and equipment.

     Telecommunications plant and equipment consists of: central office equipment, including switching and transmission equipment; connecting lines (cables, wires, poles, conduits, etc.); land and buildings; and miscellaneous properties (work equipment, furniture, plant under construction, etc.). The majority of the connecting lines are on or under public roads, highways and streets and international and territorial waters. The remainder are on or under private property. We also operate a number of sales offices, customer care centers, and other facilities, such as research and development laboratories.

     We continue to manage the deployment and utilization of our assets in order to meet our global growth objectives while at the same time ensuring that these assets are generating value for the shareholder. We will continue to manage our asset base consistent with marketplace forces, productivity growth and technological change.

ITEM 3.  LEGAL PROCEEDINGS

HOW MIGHT PENDING LEGAL PROCEEDINGS AFFECT US?

     In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters on December 31, 2003. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our annual consolidated financial position or results of operations.

     We have been named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey filed on behalf of persons who purchased our common stock from October 25, 1999 through May 1, 2000. These lawsuits assert claims under Section 10(b) and Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, as amended, and allege, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The consolidated complaint seeks unspecified damages. Similar claims have been asserted by plaintiffs against us in two derivative actions, which were dismissed by the New Jersey federal court on January 7, 2004. We believe that we have meritorious defenses against these actions, and we intend to defend them vigorously.

     We have also been named as a defendant in another consolidated group of securities class actions filed in the United States District Court for the Southern District of New York, filed on behalf of investors who purchased shares in the AT&T Wireless initial public offering from April 26, 2000 through May 1, 2000. This consolidated action asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934, as amended, and allege that we made materially false and misleading statements and omitted to state material facts in the initial public offering prospectus about our future business prospects. The plaintiffs seek unspecified damages. We believe that the lawsuit is without merit and intend to defend it vigorously.

     On December 22, 2003, two participants in our Long Term Savings Plan for Management Employees (the Plan) filed purported class actions in New Jersey federal court on behalf of all Plan participants who purchased or held shares of AT&T Stock Fund, AT&T stock, AT&T Wireless Stock Fund or AT&T Wireless stock between September 30, 1999 and May 1, 2000. The complaint asserts claims similar to those made in the securities class action lawsuit described above, alleging that we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. As a result of this purported conduct, we are alleged to have breached our fiduciary duties to the Plan and the Plan's participants. The plaintiffs seek unspecified damages. We believe that the lawsuits are without merit and intend to defend them vigorously.

     Through a former subsidiary, we owned approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation (At Home), which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and thereafter we appointed none. On November 7, 2002, the trustee for the bondholders' liquidating trust of At Home (the Bondholders) filed a lawsuit in California state court asserting claims for breach of fiduciary duty relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of our relationship with At Home. On November 15, 2002, the bondholders filed a lawsuit in California federal court asserting a claim for patent infringement relating to AT&T's broadband distribution and high-speed internet backbone networks and equipment. The bondholders seek unspecified damages in these lawsuits. We believe that these lawsuits are without merit and intend to defend them vigorously.

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home shareholders against AT&T, At Home, and the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and we agreed to give Cox and Comcast rights to sell their At Home shares to us. These actions have been consolidated by the court and are subject to a stay. AT&T's liability for any such suits would be shared equally between us and Comcast. In March 2002 a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001 (the 2002 Lawsuit). A second purported class action was filed in the United States District Court for the Southern District of New York in the summer of 2003 (the 2003 Lawsuit) by the same attorneys who had filed the 2002 Lawsuit. The complaint in the 2003 Lawsuit asserts allegations similar to those asserted in the complaint of the 2002 Lawsuit. The 2003 Lawsuit adds At Home as a defendant. We believe that these lawsuits are without merit and intend to defend them vigorously.

     The creditors of At Home recently filed a preference action against AT&T in the At Home bankruptcy proceeding pending in California federal court. The complaint alleges that we should be viewed as an insider of At Home. On this theory, At Home seeks to avoid one year's worth of payments to us as opposed to the non-insider ninety-day period prior to the fling of the bankruptcy petition. The plaintiffs seek damages of approximately $89.6 million from AT&T and Comcast. The Company believes that this action is without merit and intends to defend it vigorously.

     Two putative class actions have been filed in Delaware state court on behalf of shareholders of AT&T Latin America (ATTLA). The complaints allege that AT&T and its designees to the ATTLA board of directors violated their fiduciary duties to ATTLA as a result of purported changes in our relationship with ATTLA, including our decision to discontinue funding to ATTLA and an alleged change in our plan to enter into a tax sharing agreement with ATTLA. The plaintiffs seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously. On March 12, 2004, the Delaware Chancery Court granted AT&T's motion to dismiss these claims. Plaintiffs may appeal the judgment.

     Thirty putative class actions have been filed in various jurisdictions around the country challenging the manner in which we disclose FCC-imposed universal service fund charges to our customers and recoup those charges from our customers. The plaintiffs in each lawsuit seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously.

     More than thirty class actions have been brought against us throughout the country in which the plaintiffs have asserted superior property rights with respect to railroad right-of-way corridors on which we have installed fiber optic cable under agreements with the various railroads. Although we deny any liability, we have engaged in settlement negotiations concerning the so called "active line" claims that have been consolidated and are pending in Indiana federal court. We have settled claims on a state-by-state basis and obtained final approval for separate settlements of such claims in Ohio, Connecticut, Wisconsin, Maryland and Virginia. In addition, in second quarter 2004, we anticipate that the parties will request preliminary approval of similar "active line" settlements in Delaware, Massachusetts, Michigan, West Virginia and Idaho. We also anticipate using these settlements as a template for settling "active line" claims in other states. However, these settlements do not involve "active line" claims along railroad right-of-way obtained under federal land grant statutes nor do they address claims that are based upon the installation of fiber optic cable in pipeline or other utility right-of-way.

     There is one environmental proceeding known to be contemplated by a government authority that is required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. The U.S. Department of Justice has notified us that it intends to seek a civil penalty, in an amount not yet determined but which would exceed the $100,000 threshold in Instruction 5.C., in connection with the construction in 1999 of a breakwater in St. Thomas, U.S. Virgin Islands, without a federal permit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

     Our common stock (ticker symbol "T") is listed on the New York Stock Exchange, as well as the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges in the U.S., and on the Euronext-Paris and the IDR (International Depository Receipt) in Brussels as well as the London and Geneva stock exchanges. As of December 31, 2003, we had approximately 792 million shares outstanding, held by approximately 2.7 million shareowners.

     For additional information about the market price and dividends related to our common stock, see Note 17 to the Consolidated Financial Statements included in Item 8 to this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

                          AT&T CORP. AND SUBSIDIARIES

                     SUMMARY OF SELECTED FINANCIAL DATA(1)

                                2003      2002       2001       2000       1999      1998       1997       1996
                               -------   -------   --------   --------   --------   -------   --------   --------
                                                                  (UNAUDITED)
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS AND
  EARNINGS PER SHARE
Revenue......................  $34,529   $37,827   $ 42,197   $ 46,850   $ 49,609   $47,287   $ 46,226   $ 45,716
Operating income.............    3,657     4,361      7,832     12,793     12,544     7,632      6,835      8,341
Income (loss) from continuing
  operations.................    1,863       963     (2,640)     9,532      6,019     4,915      4,088      5,064
INCOME (LOSS) FROM CONTINUING
  OPERATIONS
AT&T Common Stock Group:(2)
  Income.....................  $ 1,863   $   963   $     71   $  8,044   $  8,041   $ 4,915   $  4,088   $  5,064
  Earnings (loss) per basic
    share....................     2.37      1.29      (0.91)     11.54      13.04      9.18       7.65       9.60
  Earnings (loss) per diluted
    share....................     2.36      1.26      (0.91)     11.01      12.61      9.10       7.65       9.60
  Cash dividends declared per
    share....................     0.85      0.75       0.75     3.4875       4.40      4.40       4.40       4.40
Liberty Media Group:(2)
  (Loss) income..............       --        --     (2,711)     1,488     (2,022)       --         --         --
  (Loss) earnings per basic
    and diluted share........       --        --      (1.05)      0.58      (0.80)       --         --         --
ASSETS AND CAPITAL
Property, plant and
  equipment, net.............  $24,376   $25,604   $ 26,803   $ 26,083   $ 25,587   $21,780   $ 19,177   $ 16,871
Total assets -- continuing
  operations.................   47,988    55,437     62,329     90,293     89,554    40,134     41,029     38,229
Total assets.................   47,988    55,437    165,481    242,802    169,499    59,550     67,690     63,669
Long-term debt...............   13,066    18,812     24,025     13,572     13,543     5,555      7,840      8,861
Total debt...................   14,409    22,574     34,159     42,338     25,091     6,638     11,895     11,334
Shareowners' equity..........   13,956    12,312     51,680    103,198     78,927    25,522     23,678     21,092
Debt ratio(3)................     50.8%     64.7%      86.3%     122.1%      83.7%     36.7%      57.2%      61.6%
OTHER INFORMATION
Employees -- continuing
  operations(4)..............   61,600    71,000     77,700     84,800     96,500    94,500    116,800    117,100
AT&T year-end stock price per
  share......................  $ 20.30   $ 26.11   $  37.19   $  27.57   $  80.81   $ 79.88   $  65.02   $  43.91

---------------

(1) Certain prior year amounts have been reclassified to conform to the 2003 presentation.

(2) In connection with the March 9, 1999, merger with Tele-Communications, Inc., AT&T issued separate tracking stock for Liberty Media Group (LMG). LMG was accounted for as an equity investment prior to its split-off from AT&T on August 10, 2001. There were no dividends declared for LMG tracking stock. AT&T Common Stock Group results exclude LMG.

(3) Debt ratio reflects debt from continuing operations as a percentage of total capital, excluding discontinued operations and LMG, (debt plus equity, excluding LMG and discontinued operations).

(4) Data provided excludes LMG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          AT&T CORP. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to:

     - financial condition,

     - results of operations,

     - cash flows,

     - dividends,

     - financing plans,

     - business strategies,

     - operating efficiencies,

     - capital and other expenditures,

     - competitive positions,

     - availability of capital,

     - growth opportunities for new and existing products,

     - benefits from new technologies,

     - availability and deployment of new technologies,

     - plans and objectives of management, and

     - other matters.

     Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     - the impact of existing, new and restructured competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

     - the impact of oversupply of capacity resulting from excessive deployment of network capacity,

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

     - the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

     - the effects of vigorous competition in the markets in which we operate, which may decrease prices charged and change customer mix and profitability,

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of our business strategies,

     - the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the possible invalidity of portions of the FCC's Triennial Review Order,

     - the risks associated with technological requirements; wireless, Internet, VoIP or other technology substitution and changes; and other technological developments,

     - the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

     - the results of litigation filed or to be filed against us, and

     - the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended December 31, 2003, 2002 and 2001, and financial condition as of December 31, 2003 and 2002.

OVERVIEW

     AT&T Corp. (AT&T) has undertaken significant changes to its business in recent years. In 2002, we spun off our broadband business and in 2001 we spun off our wireless business. Today, we are in the midst of transforming our business from a predominantly voice-services business to a more diversified telecommunications and networking provider.

     However, the communications industry we operate in continues to be fraught with economic and competitive challenges, reflecting significant changes the industry is undergoing. Industry dynamics that have impacted us include years of excess investment that has led to overcapacity and lower prices.

     Our 2003 results reflect the impacts of this challenging environment. We continue to see declines in long distance voice revenue, which has long been the mainstay of our business. For 2003, stand-alone long distance voice services accounted for approximately one-half of our total revenue compared with nearly two-thirds in 2001.

     We offer a growing list of services to businesses of all sizes, government agencies and residential customers. Our product set includes stand-alone long distance voice services, local voice services, data services, Internet Protocol
(IP) and enhanced services, as well as a variety of bundled offerings that package long-distance voice, local voice, wireless and Internet services. In addition, we believe our balance sheet

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

provides us with a competitive advantage. During 2003, we increased our quarterly dividend by 27% and reduced our total debt by $8.2 billion. At the same time, we ended 2003 with $4.4 billion in cash. We believe the strength of our balance sheet provides us with the flexibility to continue to make investments in our business that will drive further process enhancements and operating improvements.

     Within AT&T Business Services, we provide long distance voice services to retail customers and wholesale customers. The retail business has experienced declines in long distance voice revenue as a result of lower volumes reflecting a competitive market and wireless and email substitution. Lower volumes can also be attributed to a weak economy that has affected many of the sectors in which our customers operate, such as financial services and travel. Although retail long distance voice volumes have declined, overall long distance voice volumes have increased due to demand for wholesale long distance voice services created largely by wireless industry growth. As a result, our wholesale business has grown, and in 2003 accounted for approximately 50% of AT&T Business Services total long distance voice volumes compared with approximately 37% in 2002. Our wholesale business represents sales of long distance voice services to resellers such as other long distance companies, local phone services providers, wireless carriers and cable companies, which are typically at a much lower rate per minute than retail. Although it costs us less to service a wholesale customer than a retail customer, the wholesale business generally has a lower operating income margin than the retail business due to lower pricing.

     AT&T Consumer Services long distance voice business has experienced similar trends as those of AT&T Business Services. Stand-alone long distance voice services revenue has continued to decline due to competition and technology substitution (customers using wireless or Internet services in lieu of a wireline call). We have introduced lower-priced calling plans to which many of our customers have migrated. In addition, customers are migrating to bundled calling plans that, while negatively impact stand-alone long distance revenue, positively contribute to growth in bundled revenue, although generally to a lesser degree, as bundled long distance pricing is lower.

     Due to the intense competition in long distance voice services, it is evident we must continue to diversify and grow our non-long distance voice products and persist in our cost reduction efforts. We continue to identify services customers want and stand ready to provide them. We recently rolled out products such as Wi-Fi (Wireless Fidelity), Switched Ethernet Service and VoiceTone. All of these products demonstrate our intention to lead the industry in the next generation of technology. They also demonstrate how we are leveraging technological innovation to transform the way networking is done, allowing customers to focus on their core competencies. We continue to roll out bundled offers to consumers and small businesses, with our unlimited local and long distance plans of AT&T One Rate USA(SM) for consumers and AT&T All in One Advantage(SM) Plan for small businesses. During 2003, we experienced revenue growth in advanced services of Internet Protocol (IP) and enhanced services and business local voice. We also saw continued success in our consumer bundled offer. For the fourth quarter of 2003, bundled revenue represented nearly 27% of total AT&T Consumer Services revenue compared with approximately 13% for the fourth quarter of 2002. Since these new product offerings are lower priced, and in some instances have not generated volumes necessary for economies of scale, they are significantly lower margin products. As a result of this, coupled with the industry dynamics, we expect an operating income margin in 2004 of six to eight percent compared with 10.6% in 2003. In addition, in light of the potential acquisition of AT&T Wireless, we are evaluating opportunities to offer an AT&T branded wireless product. These opportunities include reselling another company's wireless service under the AT&T Wireless name. We believe this will enhance the bundled offers we currently have.

     We also have concentrated on, and will continue to concentrate on cost reductions, particularly within costs of services and products, and selling, general and administrative (SG&A) expenses. The ratio of total costs of services and products and SG&A to revenue was essentially flat from 2002 to 2003 reflecting this focus. Contributing to this trend was a total headcount reduction of 13%, which partially benefited 2003, but

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

will more significantly benefit 2004. Much of this headcount reduction was facilitated by the investments we made to streamline our processes that allowed us to cut costs, while also enhancing the customer experience. During 2003, we made improvements in cycle times (complete time to install a customer's service) and on-time measures (the percentage of time we meet the customer's installation date), both of which contribute to customer satisfaction.

     One of the other ways we manage our costs is to continue to improve the efficiency of our network. We are in the midst of a multi-year plan to develop a network technology based in IP called Multiprotocol Label Switching, or MPLS. In the next few years, we plan to have a fully MPLS-enabled backbone network in all locations worldwide. Instead of operating separate networks for different types of data and voice traffic, all traffic types will travel over a single core network. A network based on IP supports faster provisioning times, thus enabling customers to be brought online more quickly. We expect that an MPLS-based network will require less capital expenditures to expand its capabilities and incur less costs to develop and operate than today's network.

     Other costs such as access and other connection expenses, which represent the costs we pay to other services providers to connect calls using their facilities, are not as much within our control given they are based on rates generally set by governmental agencies. Many of these costs are volume driven and as volumes of lower-priced services increase, these costs as a percentage of revenue increase, generating a negative impact to profit margins. In order to control these costs, we continually search for alternate ways of connecting to our customers. Such initiatives include directly connecting more buildings to our network, thereby allowing us to avoid paying access charges. We are also rolling out Voice over Internet Protocol, or VoIP, as an alternative to paying terminating access fees to local exchange carriers as Internet traffic is not currently regulated as a telephone service and is therefore not presently subject to access charges. However, VoIP is an area that is receiving scrutiny by the FCC and could become regulated, which would eliminate some or all of the access cost savings we expect to receive. However, VoIP is still a more efficient use of the network than the traditional circuit switched transport and is expected to reduce network costs. In 2004, we intend to aggressively market a full suite of VoIP-enabled services to business customers worldwide via our MPLS network. For consumers, we intend to launch a VoIP offer in key markets in the second quarter of 2004.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider these accounting estimates to be critical because changes in the assumptions or estimates we have selected have the potential of materially impacting our financial statements.

     ESTIMATED USEFUL LIVES OF PLANT AND EQUIPMENT -- We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our telecommunications plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets, rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets changes and their related lives. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease depreciation and amortization expense by approximately $0.6 billion and $0.4 billion, respectively. We review these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     ACCESS AND LOCAL CONNECTIVITY COSTS -- We use various estimates and assumptions to determine the amount of access and local connectivity costs recognized during any reporting period. Switched access costs are accrued utilizing estimated rates by product, formulated from historical data and adjusted for known rate changes and volume levels, which are estimated for certain products and known for other products. Such estimates are adjusted monthly to reflect newly available information, such as rate changes and new contractual agreements. Bills reflecting actual incurred information are generally not received until three months subsequent to the end of the reporting period, at which point a final adjustment is made to the accrued switched access expense. Dedicated access costs are estimated based on the number of circuits and the average projected circuit costs, based on historical data adjusted for rate changes. These costs are adjusted to reflect actual expenses over the three months following the end of the reporting period as bills are received. As of December 31, 2003, approximately $0.7 billion was accrued relating to our estimated switched and dedicated access costs.

     RECOVERY OF GOODWILL -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We estimate fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill. As a result of our annual testing for this year, no impairment of goodwill was indicated.

     PENSION AND POSTRETIREMENT BENEFITS -- The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis utilizing several different assumptions. A significant assumption used in determining our net pension credit (income) and postretirement benefit expense is the expected long-term rate of return on plan assets. In 2003, we used an expected long-term rate of return of 8.5%; this rate remains unchanged for 2004. In determining this rate, we considered the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and as such is more heavily weighted toward equity investments, including public and private equity positions. The actual average return on pension plan assets over the last 10 and 15 years has been 11.2% and 11.4% per annum, respectively. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets. Asset gains and losses resulting from actual returns that differ from our expected returns are recognized in the market-related value

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

of assets evenly over a five-year period. The combined market-related value of plan assets of the pension and postretirement benefit plans as of December 31, 2003, was approximately $19.5 billion, about $0.1 billion lower than the related fair value of plan assets. The expected return on assets of the pension and postretirement benefit plans included in 2003 operating income was income of $1.6 billion. Holding all other factors constant, a 50 basis point decrease or increase in the expected long-term rate of return on plan assets would have decreased or increased 2003 operating income by approximately $0.1 billion.

     Another significant estimate is the discount rate used in the annual actuarial valuation of pension and postretirement benefit plan obligations. In determining the appropriate discount rate at year end, we considered the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As of December 31, 2003, we reduced the discount rate 50 basis points to 6.0%. Changes to the discount rate do not have a material impact on our results of operations, however, the discount rate does impact the benefit obligations. Holding all other factors constant, a 50 basis point decrease or increase in the discount rate would increase or decrease the projected benefit obligation by approximately $0.8 billion.

     INCOME TAXES -- Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A one-percentage point increase in the enacted federal income tax rate as of December 31, 2003, would decrease net income by approximately $0.1 billion. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and all available evidence. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our financial condition and results of operations in future periods, as well as final review of our tax returns by taxing authorities, which, as a matter of course, are regularly audited by federal, state and foreign tax authorities.

     LEGAL CONTINGENCIES -- We are currently involved in certain legal proceedings and have accrued amounts as appropriate that represent our estimate of the probable outcome of these matters. The judgments we make with regard to whether to establish a reserve are based on an evaluation of all relevant factors by internal and external legal counsel, as well as subject matter experts. The relevant factors analyzed include an analysis of the complaint, documents, testimony and other materials as applicable. The damages claimed in most legal proceedings are not a meaningful predictor of actual potential liability because the amounts claimed generally have little or no relationship to the actual damages suffered or sustained. In certain cases, the plaintiff may not have asserted a specified amount of damages. Claims are continually monitored and reevaluated as new information is obtained. We may not establish a liability for a particular matter until long after the litigation is filed, once a liability becomes probable and estimable. The actual settlement of such matters could differ from the judgments made in determining how much, if any, to accrue. In addition, we may be responsible for a portion of certain legal proceedings associated with former affiliates pursuant to separation and distribution agreements. Such agreements require us to share in the cost of certain litigation (relating to matters while affiliated with AT&T) if a judgment or settlement exceeds certain thresholds. However, in the event these former subsidiaries are unable to meet their obligations with respect to these liabilities due to financial difficulties, we could be held responsible for all or a portion of these costs, irrespective of the sharing agreements.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

     Other significant accounting policies not involving the same degree of judgment and uncertainty as those discussed above are nevertheless important to an understanding of the financial statements. See note 1 to the consolidated financial statements for a discussion of accounting policies that we have selected from acceptable alternatives.

CONSOLIDATED RESULTS OF OPERATIONS

     The comparison of 2003 results with 2002 results was impacted by the April 1, 2002 unwind of Concert, our joint venture with British Telecommunications plc
(BT). The venture's assets and customer accounts were distributed back to the parent companies. As a result, revenue and expenses associated with these customers and businesses are included in our results of operations for the full year of 2003, as compared with nine months in 2002, from April 1, 2002 through December 31, 2002. For the first quarter of 2002, our proportionate share of Concert's earnings and related charges are included in net losses related to other equity investments.

     For the period August 28, 2000, through December 31, 2002, our interest in AT&T Latin America was fully consolidated in our results. In December 2002, we signed a non-binding term-sheet for the sale of our 69% economic interest (95% voting interest) in AT&T Latin America and began accounting for AT&T Latin America as an asset held for sale (the operations of AT&T Latin America did not qualify for treatment as a discontinued operation). As a result, we recorded an impairment charge of $1.0 billion to write down AT&T Latin America's assets and liabilities to fair value, and reclassified these assets and liabilities to other current assets and other current liabilities at December 31, 2002. The operating losses of AT&T Latin America for 2003 are reflected in net restructuring and other charges. On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy and on June 30, 2003, the AT&T appointed members of the AT&T Latin America Board of Directors resigned. They were replaced with three new independent directors. This action resulted in the deconsolidation of AT&T Latin America as of June 30, 2003.

     Our consolidated financial statements reflect AT&T Broadband and AT&T Wireless as discontinued operations. AT&T Broadband was spun-off on November 18, 2002, and AT&T Wireless was split-off on July 9, 2001. Accordingly, the revenue, expenses and cash flows of AT&T Broadband and AT&T Wireless have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through their respective dates of separation as net (loss) from discontinued operations and as net cash (used in) provided by discontinued operations.

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services..................................   $24,992     $26,558     $27,705
AT&T Consumer Services..................................     9,484      11,527      14,843
Corporate and Other.....................................        53        (258)       (351)
                                                           -------     -------     -------
Total revenue...........................................   $34,529     $37,827     $42,197
                                                           =======     =======     =======

     Total REVENUE decreased 8.7%, or $3.3 billion, in 2003 compared with 2002, and decreased 10.4%, or $4.4 billion, in 2002 compared with 2001. The decrease in both years was largely driven by continued declines in stand-alone long distance voice revenue of $4.0 billion in 2003 and $5.3 billion in 2002, reflecting competition, which has led to lower prices and loss of market share, as well as the impact of substitution by consumers, partially offset by strength in business wholesale volumes. Total long distance voice volumes (including long distance volumes sold as part of a bundled offer) increased approximately 4% for 2003 as

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

growth in lower-priced business wholesale more than offset the declines in business retail and consumer long distance volumes. Total long distance volumes decreased approximately 3% in 2002 due to declines in consumer long distance coupled with slight growth in business volumes, as growth in wholesale was largely offset by a decline in retail volumes. Also contributing to the decline in total revenue for 2003 was lower outsourcing and professional services of $0.5 billion and lower data services revenue of $0.4 billion in AT&T Business Services.

     Partially offsetting the decline in total revenue was an increase in bundled services revenue (primarily local and long distance voice) in AT&T Consumer Services of approximately $0.9 billion in 2003 and $0.2 billion in 2002. Also positively contributing to total revenue was AT&T Business Services local revenue, which increased $0.3 billion in 2003 and $0.1 billion in 2002 and IP & enhanced services revenue, which increased $0.2 billion in 2003 and $0.3 billion in 2002. The 2002 variances include a positive impact attributable to the reintegration of customers and assets from the unwind of Concert.

     In 2004, we expect total revenue to decline 7 to 10% resulting from continued declines in stand-alone long distance voice revenue due to ongoing competition and product substitution, partially offset by growth in our local voice services revenue.

     Revenue by segment is discussed in greater detail in the segment results section.

  OPERATING EXPENSES

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Access and other connection.............................   $10,797     $10,790     $12,085
Costs of services and products..........................     7,625       8,363       8,621
Selling, general and administrative.....................     7,379       7,988       8,064
Depreciation and amortization...........................     4,870       4,888       4,559
Net restructuring and other charges.....................       201       1,437       1,036
                                                           -------     -------     -------
Total operating expenses................................   $30,872     $33,466     $34,365
                                                           =======     =======     =======
Operating income........................................   $ 3,657     $ 4,361     $ 7,832
Operating margin........................................      10.6%       11.5%       18.6%

     Included within ACCESS AND OTHER CONNECTION EXPENSES are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. We pay domestic access charges to local exchange carriers to complete long distance calls carried across the AT&T network and terminated on a local exchange carrier's network. We also pay local connectivity charges for leasing components of local exchange carrier networks in order to provide local service to our customers. International connection charges paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses. Universal Service Fund Contributions are charged to all telecommunications carriers by the FCC based on a percentage of state-to-state and international services revenue to provide affordable services to eligible customers. In addition, the FCC assesses charges on a per-line basis. Since most of the Universal Service Fund contributions and per-line charges are passed through to the customer, a reduction in these expenses generally results in a corresponding reduction in revenue.

     Access and other connection expenses increased 0.1%, or $7 million, in 2003 compared with 2002. Access charges for 2003 included a $0.1 billion access expense adjustment to reflect the proper estimate of the liability relating to access costs incurred in 2001 and 2002. See note 17 to the consolidated financial statements

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

for additional information. Excluding this adjustment, access and other connection expenses declined $0.1 billion driven by a decline in domestic access charges of $0.5 billion in 2003, primarily due to more efficient network usage and product mix aggregating $0.4 billion. In addition, the decline was due to lower Universal Service Fund contributions of $0.2 billion resulting from the decline in long-distance voice revenue and lower per-line charges of $0.1 billion due to a decline in customer levels. These declines in domestic access charges were partially offset by higher costs of $0.2 billion as a result of overall long distance volume growth. Also contributing to the decline in access and other connection expenses were lower international connection charges of $0.1 billion, primarily as a result of lower rates. These declines were partially offset by an increase in local connectivity costs of $0.5 billion, primarily due to local subscriber increases resulting from new state entries and growth in existing markets.

     In 2004, we expect domestic access expense and international connection costs to be lower than in 2003 due to our ongoing efforts to more efficiently manage our network and negotiate lower rates, as well as from continued changes in product mix, partially offset by increased local connectivity costs as we continue to grow our local voice business.

     Access and other connection expenses decreased 10.7%, or $1.3 billion, in 2002 compared with 2001. Domestic access charges declined $1.0 billion driven by lower Universal Service Fund contributions and per-line charges of $0.5 billion, which were primarily driven by the decline in long distance voice revenue and lower customer levels. In addition, domestic access charges decreased $0.5 billion primarily due to product mix and FCC mandated access rate reductions. International connection charges decreased approximately $0.4 billion driven primarily by lower rates and the reintegration of customers and assets from the unwind of Concert. These reductions were partially offset by an increase in local connectivity costs of $0.1 billion.

     COSTS OF SERVICES AND PRODUCTS include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including the cost of equipment sold.

     Costs of services and products decreased $0.7 billion, or 8.8%, in 2003 compared with 2002. Approximately $0.6 billion of the decline was attributable to the overall impact of lower revenue and related costs, including cost cutting initiatives. Also contributing to the decline was a lower provision for uncollectible receivables of $0.4 billion resulting from lower revenue and improved collections as well as lower expenses of $0.1 billion resulting from the deconsolidation of our AT&T Latin America subsidiary. These declines were partially offset by $0.2 billion due to the impact of a weak U.S. dollar and $0.1 billion of increased postretirement and pension costs resulting from a lower expected long-term rate of return on plan assets and the effects of lower actual plan assets.

     We expect that costs of services and products will continue to decline in 2004 driven both by lower expected revenue and our ongoing cost control efforts.

     In 2002, these costs decreased $0.3 billion, or 3.0%, compared with 2001. Approximately $0.5 billion of the decrease was due to the overall impact of lower revenue and related costs. In addition, costs decreased approximately $0.2 billion due to losses on certain long-term contracts recorded in 2001 by AT&T Business Services. These decreases were partially offset by an increase of $0.1 billion in AT&T Business Services' provision for uncollectible receivables primarily attributable to the weak economy. Costs of services and products also increased as a result of the reintegration of customers and assets from the unwind of Concert.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased $0.6 billion, or 7.6%, in 2003 compared with 2002. The decline was primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers, totaling $0.6 billion. Cost control efforts included headcount reductions, lower long distance and brand advertising and promotional spending, and other process improvements. In addition, expenses decreased $0.1 billion in connection with the deconsolidation of AT&T Latin America. Such declines were partially

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

offset by $0.1 billion of increased pension and postretirement costs primarily resulting from a lower expected long-term rate of return on plan assets in 2003 and the effects of lower actual plan assets, as well as approximately $0.1 billion of increased marketing, customer care and sales expenses associated with new local service offerings by AT&T Consumer Services.

     We expect that our SG&A expenses will continue to decline in 2004, as we continue to focus on further cost reduction efforts.

     SG&A expenses decreased $0.1 billion, or 0.9%, in 2002 compared with 2001. This decrease was driven by a reduction in the number of residential customers as well as cost control efforts of $0.7 billion, and lower transaction costs of $0.2 billion associated with the AT&T restructuring. Partially offsetting these decreases was $0.3 billion of lower pension credits (income) primarily due to a lower expected long-term rate of return on plan assets and the effects of lower actual plan assets, and $0.3 billion associated with increased marketing and sales expenses for new local consumer service offerings and increased investment for business sales and customer care development. SG&A expenses also increased as a result of the reintegration of customers and assets from the unwind of Concert.

     DEPRECIATION AND AMORTIZATION EXPENSES decreased $18 million, or 0.4%, in 2003 compared with 2002. The decreases were primarily due to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," lower depreciation associated with our AT&T Latin America subsidiary which was classified as an asset held for sale in December 2002 and lower asset impairments in 2003. These declines were largely offset by an increase in the asset base.

     In 2004, we expect depreciation and amortization expenses to remain relatively flat compared with 2003 as lower expenses resulting from reduced levels of capital expenditures in recent years will essentially be offset by increased expenses associated with the shortening of lives of certain network assets in connection with our development of an IP-based network.

     Depreciation and amortization expenses increased $0.3 billion, or 7.2%, in 2002 compared with 2001. The increase was primarily due to a larger asset base resulting from continued infrastructure investment supporting our advanced services. The increase was partially offset by the adoption of SFAS No. 142 as of January 1, 2002, which eliminated the amortization of goodwill. In 2001, we recorded $0.2 billion of amortization expense on goodwill.

     Total capital expenditures were $3.4 billion, $3.9 billion and $5.6 billion for 2003, 2002 and 2001, respectively. The 2003 amount includes $0.4 billion recorded in connection with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." The decreases in expenditures were primarily due to less spending on infrastructure related projects, as many projects were completed in 2002, partially offset by increased spending on capitalized software related to process improvements and initiatives to improve the customer experience. During 2003, approximately one-quarter of our spending related to capitalized software. We continue to focus the majority of our capital spending on our advanced services offerings of IP&E services and data services, both of which included managed services, as well as local voice services. We expect capital expenditures to be approximately $2.5 billion in 2004.

     In 2003, NET RESTRUCTURING AND OTHER CHARGES of $0.2 billion primarily consisted of separation costs associated with our management realignment efforts. The net charge included $0.1 billion related to AT&T Business Services, $26 million related to AT&T Consumer Services and $38 million related to the Corporate and Other group. The separations were involuntary and impacted approximately 2,000 managers, more than 90% of which have exited the business as of December 31, 2003. These activities were partially offset by the reversal of $17 million of excess vintage employee separation liabilities. These exit plans did not yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

recorded) in 2003, however, we expect to realize approximately $0.3 billion of cash savings and benefit to operating income in subsequent years, when the exit plan is completed.

     As we continue to evaluate our cost structure and improve processes, further workforce reductions are anticipated to occur during 2004, and are expected to result in the recognition of additional charges.

     In 2002, net restructuring and other charges were $1.4 billion. The net charge included $1.2 billion related to AT&T Business Services, $0.2 billion related to AT&T Consumer Services and $23 million related to the Corporate and Other group.

     In December 2002, our Board of Directors approved a plan for AT&T to sell its approximate 95% voting stake in AT&T Latin America in its current condition. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this action, we recorded a $1.0 billion asset impairment charge to write down AT&T Latin America's assets to fair value. This charge was recorded within our AT&T Business Services segment.

     An impairment charge of $0.2 billion was also recorded in 2002 relating to certain Digital Subscriber Line (DSL) assets (including internal-use software, licenses, and property, plant & equipment) that would not be utilized by AT&T as a result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we have signed an agreement with Covad Communications to offer DSL services over its network. As a result, the assets in these areas were impaired. This charge was recorded within our AT&T Consumer Services segment.

     Net business restructuring charges of $0.2 billion recorded in 2002 consisted of new exit plans totaling $0.4 billion and reversals of liabilities associated with prior years' exit plans of $0.2 billion. The new plans primarily consisted of $0.3 billion for employee separation costs ($28 million of which was recorded as a pension liability associated with management employees to be separated in 2002, which was funded from the pension trust) and $39 million of facility closing reserves. These exit plans separated slightly more than 4,800 employees, approximately one-half of whom were management employees and one-half were non-management employees. The majority of these employee separations were involuntary and were largely the result of improved processes and automation in provisioning and maintenance of services for business customers.

     The $0.2 billion reversal primarily consisted of $0.1 billion of employee separation costs (approximately $48 million of which was reversed from the pension liability) and $26 million related to prior plan facility closings that were deemed to be no longer necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given industry conditions at that time, as well as the redeployment of certain employees to different functions.

     During 2001, net restructuring and other charges of $1.0 billion were primarily comprised of $0.9 billion for employee separations, of which $0.4 billion related to benefits to be paid from pension assets as well as pension and postretirement curtailment losses, and $0.2 billion for facility closings. The restructuring and exit plans supported our cost reduction efforts through headcount reductions across all segments of the business, primarily network support and customer care functions in AT&T Business Services. These charges were slightly offset by the reversal of $33 million related to business restructuring plans announced in the fourth quarter of 1999 and the first quarter of 2000 (of which $15 million related to employee separations and $18 million related to contract terminations). The net charge consisted of $0.6 billion related to AT&T Business Services, $31 million related to AT&T Consumer Services and $0.4 billion related to the Corporate and Other group. The charge covered separation costs for approximately 10,000 employees, approximately one-half of whom were management and one-half were non-management employees. More than 9,000 employee separations related to involuntary terminations and the remaining 1,000 were voluntary.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                             2003        2002         2001
                                                            -------     -------     ---------
                                                                  (DOLLARS IN MILLIONS)
Other income (expense), net...............................   $191        $(77)       $1,327

     OTHER INCOME (EXPENSE), NET, in 2003 was income of $0.2 billion compared with expense of $0.1 billion in 2002. The favorable variance of $0.3 billion can primarily be attributed to $0.3 billion of lower impairment charges recorded in 2003 compared with 2002. In 2002, due to the occurrence of several airline bankruptcies, write downs were recorded on certain aircraft leases that are accounted for as leveraged leases. In 2003, ongoing difficulties in the airline industry resulted in the write downs of the residual values of certain aircraft. The lower impairment charges related to these leases and aircraft in 2003 compared with 2002 favorably impacted other income by $0.2 billion in 2003. Also, in 2003, investment-related impairment charges declined $0.1 billion, primarily driven by the impairment of Time Warner Telecom in 2002. Our investment in Time Warner Telecom was subsequently sold in 2003. Further contributing to the favorable other income variance was higher investment-related income of $0.1 billion, largely reflecting improved market returns on certain holdings. Partially offsetting these favorable variances were losses of $0.1 billion on the early call and repurchase of long-term debt in 2003. This loss was comprised of $0.3 billion associated with the early call and repurchase of long-term debt instruments, partially offset by a $0.2 billion gain on the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock. Also offsetting the favorable variance was a decline in settlements associated with disposed businesses, primarily reflecting reimbursements from Comcast Corporation (Comcast) in 2002 in connection with the debt exchange completed in conjunction with the spin-off of AT&T Broadband.

     We continue to hold investments in leveraged leases of commercial aircraft, which we lease to domestic airlines as well as aircraft related companies. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, we could record additional losses associated with our aircraft lease portfolio. In addition, in the event of bankruptcy or renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and accordingly a cash tax expense.

     Other income (expense), net, in 2002 was expense of $0.1 billion compared with income of $1.3 billion in 2001. The unfavorable variance of $1.4 billion was primarily due to $1.2 billion of higher net gains on sales of businesses and investments in 2001, including gains on the sale of AT&T's retained interest in AT&T Wireless and Japan Telecom. The unfavorable variance was also due to impairments of $0.2 billion recorded in 2002 related to certain leases of aircraft that are accounted for as leveraged leases, $0.2 billion of lower income related to mark-to-market adjustments on derivative instruments and lower investment-related income of $0.2 billion, reflecting the declines in the stock market. Favorably impacting other income (expense), net, were lower investment impairment charges of $0.4 billion in 2002, primarily driven by lower impairment charges for Time Warner Telecom. In 2001 and 2002, as a result of significant changes in the general business climate as evidenced by the severe downward movement in the U.S. stock market, including the decline in the value of publicly-traded industry stocks, we recorded an other-than-temporary investment impairment on our investment in Time Warner Telecom.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Interest (expense)......................................   $(1,158)    $(1,448)    $(1,493)

     INTEREST EXPENSE decreased $0.3 billion, or 20.0%, in 2003 compared with 2002 and decreased $45 million, or 3.0%, in 2002 compared with 2001. The declines in both periods are reflective of our deleveraging activities, which included significant early debt redemptions during 2003 and virtually no net debt issuances during both

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

2003 and 2002. Interest expense in 2002 compared with 2001 was adversely affected by the $10 billion bond offering completed in November 2001. Further, interest expense in 2003 was impacted by an interest rate step-up on such bonds as a result of a long-term debt rating downgrade in 2002.

     We plan to complete additional early retirements of up to $3 billion in debt during 2004. This, combined with the redemptions completed in 2003, will result in the continued decline in interest expense during 2004.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2003        2002         2001
                                                            --------   ----------   ----------
                                                                  (DOLLARS IN MILLIONS)
(Provision) for income taxes..............................   $(816)     $(1,587)     $(2,890)
Effective tax rate........................................    30.3%        56.0%        37.7%

     The EFFECTIVE TAX RATE is the PROVISION FOR INCOME TAXES as a percentage of income from continuing operations before income taxes.

     The 2003 effective tax rate was positively impacted by approximately 5.3 percentage points due to the recognition of approximately $0.1 billion of tax benefits associated with refund claims related to research and experimentation tax credits generated in prior years. In addition, the 2003 effective tax rate was positively impacted by the recognition of tax benefits in connection with the exchange and sale of AT&T's remaining interest in AT&T Wireless common stock.

     The 2002 rate was adversely impacted by approximately 14.9 percentage points due to the $1.0 billion impairment charge recorded in 2002 relating to our interest in AT&T Latin America for which no tax benefit was recorded. Also negatively impacting the 2002 rate was the impact of AT&T Latin America's losses from operations for which no tax benefit was recorded because realization of a tax benefit was not likely to occur and the losses were not includable in AT&T's consolidated income tax return.

     In 2001, the effective tax rate was positively impacted by tax benefits associated with the tax-free gain from the disposal of a portion of our retained interest in AT&T Wireless in a debt-for-equity exchange, partially offset by the consolidation of AT&T Latin America's pretax losses for which no tax benefit was provided.

     In 2002, we recorded a valuation allowance against the deferred tax asset attributable to the book and tax basis difference for our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the plan of liquidation of AT&T Latin America became effective. As a result, we will reevaluate the need for this valuation allowance and could record an income tax benefit of approximately $0.3 billion in the first quarter of 2004.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Minority interest income....................................   $1     $114    $131

     MINORITY INTEREST INCOME represents the net losses attributable to the equity that minority holders have in less than 100% owned consolidated subsidiaries of AT&T. In December 2002, the losses attributable to the minority holders of AT&T Latin America exceeded the remaining equity of those minority holders; therefore in 2003, losses of AT&T Latin America were no longer allocated to the minority holders. Also in 2003, AT&T Latin America filed for Chapter 11 bankruptcy and the AT&T appointed members of the AT&T Latin America Board of Directors resigned. This resulted in the deconsolidation of AT&T Latin America.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2003         2002         2001
                                                           --------     --------     --------
                                                                 (DOLLARS IN MILLIONS)
Equity (losses) from Liberty Media Group.................  $    --      $    --      $(2,711)

     EQUITY (LOSSES) FROM LMG, which are recorded net of income taxes, reflect the results of LMG through July 31, 2001, the deemed effective date of the LMG split-off into an independent, publicly-traded company. We redeemed each outstanding share of Class A and Class B Liberty Media Group (LMG) tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. We did not have a controlling financial interest in LMG for financial accounting purposes; therefore, our ownership in LMG was reflected as an investment accounted for under the equity method.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                           2003       2002         2001
                                                          ------     -------     ---------
                                                               (DOLLARS IN MILLIONS)
Net (losses) related to other equity investments........   $(12)      $(400)      $(4,836)

     NET (LOSSES) RELATED TO OTHER EQUITY INVESTMENTS, which are recorded net of income taxes, declined $0.4 billion in 2003. The favorable variance was driven primarily by after-tax charges of $0.4 billion ($0.5 billion pretax) recorded in 2002 related to the estimated loss on our commitment to purchase the shares of AT&T Canada we did not own. The charges reflected further deterioration in the underlying value of AT&T Canada as well as accretion of the floor price of our obligation to purchase AT&T Canada shares. We satisfied this purchase obligation in 2003. See note 7 to the consolidated financial statements for additional information.

     Net (losses) related to other equity investments declined $4.4 billion in 2002 compared with 2001 due to lower net losses of $2.1 billion for Concert, $1.5 billion for AT&T Canada and $0.8 billion for Net2Phone, Inc., primarily resulting from impairment charges recorded in 2001.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            2003        2002         2001
                                                           ------    ----------    ---------
                                                                 (DOLLARS IN MILLIONS)
Net (loss) from discontinued operations, net of income
  taxes..................................................   $(13)     $(14,513)     $(4,052)
Gain on disposition of discontinued operations...........   $ --      $  1,324      $13,503

     NET (LOSS) FROM DISCONTINUED OPERATIONS for 2003 reflects an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corp. (NCR), which was spun-off from AT&T in 1996 and accounted for as a discontinued operation. NCR has been formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, we are required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in 2003, we recorded our estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, our actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. We are liable for

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

     Net (loss) from discontinued operations in 2002 includes a loss of $14.5 billion from the discontinued operations of AT&T Broadband (which was primarily comprised of the AT&T Broadband segment), which was spun-off to AT&T shareowners on November 18, 2002. Simultaneously, AT&T Broadband combined with Comcast. The combination was accomplished through a distribution of stock to AT&T shareowners, who received 1.6175 shares of Comcast Class A common stock for each share of AT&T they owned at market close on November 15, 2002, the record date. Approximately 1.2 billion Comcast shares were issued to AT&T shareowners at a value of approximately $31.1 billion, based on the Comcast stock price on November 18, 2002. AT&T shareowners received a 56% economic stake and a 66% voting interest in Comcast.

     Net (loss) from discontinued operations in 2002 also included an estimated loss on the litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996 and accounted for as a discontinued operation. Sparks, et al. v. AT&T and Lucent et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the separation and distribution agreement between AT&T and Lucent, our estimated proportionate share of the settlement and legal costs recorded in 2002 totaled $33 million after taxes ($45 million pretax). Depending upon the number of claims submitted and accepted, the actual cost of the settlement may be different than the amounts accrued. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

     In 2001, net (loss) from discontinued operations included a loss of $4.2 billion from the discontinued operations of AT&T Broadband, and income of $0.2 billion from the discontinued operations of AT&T Wireless, which was split-off from AT&T on July 9, 2001, as a separate, independently-traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis and 1,136 million shares of AT&T Wireless common stock held by AT&T were distributed to AT&T common shareowners on a basis of 1.609 shares of AT&T Wireless for each AT&T share outstanding. We issued the AT&T Wireless tracking stock in April 2000, to track the financial performance of AT&T Wireless Group.

     In 2002, we realized a noncash GAIN ON THE DISPOSITION of AT&T Broadband of $1.3 billion, which represented the difference between the fair value of the AT&T Broadband business at the date of the spin-off and our book value of AT&T Broadband, net of certain charges triggered by the spin-off of $0.2 billion, and the related income tax effect of $0.1 billion. These charges included compensation expense due to the accelerated vesting of stock options as well as the enhancement of certain incentive plans.

     In 2001, we realized a tax-free noncash gain on the disposition of discontinued operations of $13.5 billion, representing the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and our book value of AT&T Wireless.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           2003         2002          2001
                                                          ------       -------       ------
                                                                (DOLLARS IN MILLIONS)
Cumulative effect of accounting changes.................    $15         $(856)        $904

     When we adopt new accounting standards issued by the Financial Accounting Standards Board, the impact of changing from the previous accounting principle to the new accounting principle is recorded as the CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

     Effective July 1, 2003, we early adopted FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin
(ARB) No. 51," resulting in a charge of $27 million, net of income taxes of $17 million, recognized as the cumulative effect of accounting change in the third quarter of 2003. This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on this standard, two entities that we leased buildings from qualified as VIEs and, therefore, were consolidated as of July 1, 2003. Later in 2003, we exercised our purchase option on these buildings and, therefore, no longer have an interest in these VIEs.

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," resulting in $42 million of income, net of income taxes of $26 million, as the cumulative effect of this accounting principle. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Historically we included in our group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, the cumulative effect impact primarily reflects the reversal of such amounts accrued in accumulated depreciation.

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

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of this accounting change, net of applicable income taxes, was comprised of $0.4 billion for AT&T excluding LMG (of which $0.2 billion related to discontinued operations) and $0.5 billion for LMG. The $0.4 billion was attributable primarily to fair value adjustments of equity derivative instruments embedded in indexed debt instruments and warrants held in public and private companies. The $0.5 billion recorded by LMG represented the impact of separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            2003         2002         2001
                                                           ------       ------       ------
                                                                (DOLLARS IN MILLIONS)
Dividend requirements of preferred stock.................  $  --        $  --        $(652)
Premium on exchange of AT&T Wireless tracking stock......  $  --        $  --        $ (80)

     DIVIDEND REQUIREMENTS OF PREFERRED STOCK in 2001 represented interest in connection with convertible preferred stock issued to NTT DoCoMo in January of 2001, as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was computed upon the issuance of the preferred stock to NTT DoCoMo and represented the excess of the fair value of the preferred shares issued over the proceeds received. This beneficial feature was being accreted over the time period NTT DoCoMo was required to hold the shares. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group, these preferred shares were converted into AT&T Wireless common stock. As a result, the beneficial conversion feature was fully accreted.

     In May 2001, we completed an exchange offer of AT&T common stock for AT&T Wireless tracking stock. The PREMIUM ON THE EXCHANGE, which represented the excess of the fair value of the AT&T Wireless tracking stock issued over the fair value of the AT&T common stock exchanged, reduced net income available to common shareowners.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

SEGMENT RESULTS

     Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of our continuing operations are included in a Corporate and Other group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, operating income, capital additions and total assets.

     Operating income is the primary measure used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. See note 15 to our consolidated financial statements for a reconciliation of segment results to consolidated results.

     Total assets for each segment include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level, and therefore are included in the Corporate and Other group. A substantial majority of our property, plant and equipment (including network assets) is included in the AT&T Business Services segment. The net (loss) from discontinued operations is not reflected in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments and additions to internal-use software.

     Our existing segments reflect certain managerial changes that were implemented during 2003. The changes primarily include a redistribution of property, plant and equipment from the Corporate and Other group to AT&T Business Services and a transfer of deferred taxes from AT&T Consumer Services to the Corporate and Other group.

     Based on a review of our management model in 2004, we plan to transfer our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment, which will require the restatement of our segments. Additionally, we will continue to review our management model and structure, which may result in additional adjustments to our operating segments in the future.

AT&T BUSINESS SERVICES

     AT&T Business Services provides a variety of global communications services to small and medium-sized businesses, large domestic and multinational businesses and government agencies. These services include long distance, international, toll-free and local voice, including wholesale transport services (sales of services to service resellers, including other long distance companies, local service providers, wireless carriers and cable companies), as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications. Data services and IP&E services are broad categories of services in which data (e.g., e-mail, video or computer file) is transported from one location to another. Data services includes bandwidth services (dedicated private line services through high-capacity optical transport), packet services and managed data services. In packet services, data is divided into efficiently sized components and transported between packet switches until it reaches its final destination, where it is reassembled. Packet services include frame relay and Asynchronous Transfer Mode (ATM). IP&E services include all services that ride on the IP common backbone or that use IP technology, including managed IP services, as well as application services (e.g., hosting or security). Managed services deliver end-to-end enterprise networking solutions by managing networks, servers and applications. AT&T Business Services also provides outsourcing solutions and other professional services.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Revenue(1)(2)
  Long distance voice...................................   $11,116     $12,254     $13,930
  Local voice...........................................     1,484       1,155       1,020
                                                           -------     -------     -------
Total voice.............................................    12,600      13,409      14,950
  Data services.........................................     7,882       8,260       8,128
  IP&E services.........................................     1,840       1,677       1,349
                                                           -------     -------     -------
Total data services and IP&E services...................     9,722       9,937       9,477
Outsourcing, professional services and other............     2,670       3,212       3,278
                                                           -------     -------     -------
Total revenue...........................................   $24,992     $26,558     $27,705
Operating income........................................   $ 1,888     $ 1,965     $ 3,573
Capital additions.......................................   $ 3,185     $ 3,716     $ 5,451

                                                              AT DECEMBER 31,
                                                           ---------------------
                                                             2003        2002
                                                           ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Total assets.............................................   $34,202     $36,389

---------------

(1) Revenue in 2002 and 2001 includes internal revenue of $323 million and $441 million, respectively, which represented sales to AT&T Broadband and AT&T Wireless through their dates of disposition. AT&T Broadband and AT&T Wireless were disposed of on November 18, 2002 and July 9, 2001, respectively. Subsequent to their dispositions, sales to AT&T Broadband, now Comcast, and AT&T Wireless are recorded as external revenue.

(2) Revenue includes equipment and product sales of $301 million, $379 million and $317 million in 2003, 2002 and 2001, respectively.

  REVENUE

     AT&T Business Services revenue decreased $1.6 billion, or 5.9%, in 2003 compared with 2002. The decline was primarily driven by a decline in long distance voice services, decreased data services and lower outsourcing contract revenue relating to contract terminations and renegotiations, partially offset by growth in local voice services and IP&E services, which includes equipment and product sales. Revenue growth in 2003 was negatively impacted by AT&T Latin America, which was fully consolidated in 2002, but not in 2003. Total revenue in 2002 decreased $1.1 billion, or 4.1%, compared with 2001, also primarily reflecting declines in long distance voice services, partially offset by growth in IP&E services, data services and local voice services. Revenue growth in 2002, and to a lesser extent in 2003, was favorably impacted by the reintegration of customers and assets from the unwind of Concert on April 1, 2002.

     Long distance voice revenue declined $1.1 billion, or 9.3%, in 2003 compared with 2002, and declined $1.7 billion, or 12.0%, in 2002 compared with 2001. The decline in both periods was driven by decreases in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, reflecting the impacts of competition and a weak economy. Partially offsetting these declines was an increase, in both years, in lower-priced wholesale minutes. Total long distance calling volumes grew approximately 11% and 2%, in 2003 and 2002, respectively. The volume growth differential in 2003 compared with 2002 is reflective of the acceleration in 2003 of wholesale minute growth.

     Data services revenue declined $0.4 billion, or 4.6%, in 2003 compared with 2002. The decline was primarily driven by competitive pricing pressure and weak demand, primarily in data bandwidth services. The

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

decrease in data bandwidth is reflective of a rise in cancellation of private line services, as customers continue to evaluate the overall efficiency and effectiveness of their networks (network grooming), combined with the migration to more cost-effective and technologically-advanced packet services and IP&E services. Data services revenue increased $0.1 billion, or 1.6%, in 2002 compared with 2001, primarily reflecting increased sales in packet services, partially offset by declining data bandwidth, primarily private line services. Excluding equipment and product sales, data services revenue declined 4.4% in 2003 and increased 1.1% in 2002.

     IP&E services revenue increased $0.2 billion, or 9.7%, in 2003 compared with 2002, and grew $0.3 billion, or 24.3%, in 2002 compared with 2001. The increase in 2003 was primarily attributable to growth in our customer base associated with web hosting, other advanced products such as IP-enabled frame and E-VPN (Enhanced Virtual Private Network) and managed Internet services. Increased equipment and product sales also contributed favorably to revenue growth in 2003. The increase in 2002 was primarily driven by managed Internet services. Excluding equipment and product sales, IP&E services revenue grew 8.1% and 23.0%, in 2003 and 2002, respectively.

     Local voice services revenue grew $0.3 billion, or 28.4%, in 2003 compared with 2002 and grew $0.1 billion, or 13.3%, in 2002 compared with 2001. The growth in both periods reflects our continued focus on increasing the utilization of our existing footprint. There were approximately 4.5 million, 3.6 million and 2.9 million access lines in service at the end of 2003, 2002 and 2001, respectively.

     In 2004, we expect AT&T Business Services revenue will decline 4 to 7% as competitive pressures in long distance voice and data services continue, combined with the ongoing shift in the retail/wholesale mix in long distance voice services, which will be partially offset by growth in local voice and IP&E services revenue.

  OPERATING INCOME

     Operating income declined $0.1 billion, or 3.9%, in 2003 compared with 2002, primarily due to the decrease in the long distance voice business resulting from the impact of continued decline in the average price per minute and declining retail volumes tied to the weak economy and substitution. The decline in operating income was also impacted by a $0.1 billion access expense adjustment recorded in the third quarter of 2003. Largely offsetting these declines were lower net restructuring and other charges due to the $1.0 billion 2002 AT&T Latin America impairment charge and ongoing cost control efforts.

     In 2002, operating income decreased $1.6 billion, or 45.0%, compared with 2001, primarily due to the decrease in the long distance voice business resulting from the impact of pricing pressures and a $1.0 billion impairment charge recorded in 2002 for AT&T Latin America. These decreases were partially offset by $0.4 billion in lower net business restructuring charges recorded in 2002 compared with 2001.

     Operating margin was 7.6%, 7.4% and 12.9% in 2003, 2002 and 2001, respectively. The 2002 margin was negatively impacted by approximately 3.9 percentage points relating to the $1.0 billion AT&T Latin America asset impairment charge. Adjusting 2002 for this item, the downward margin trend is primarily reflective of the declining higher-margin long distance retail voice business, coupled with growth of lower-margin advanced services and wholesale services.

  OTHER ITEMS

     Capital additions were $3.2 billion, $3.7 billion and $5.5 billion for 2003, 2002 and 2001, respectively. The 2003 amount includes $0.2 billion recorded in connection with the adoption of FIN No. 46. The declines in spending were primarily due to less spending on infrastructure related projects, as many projects were completed during 2002, partially offset by increased spending on capitalized software related to process improvements and initiatives to improve customer experience. During 2003, approximately one quarter of our spending related to capitalized software. We continue to focus the majority of our capital spending on our

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

advanced services offerings of IP&E services and data services, both of which included managed services, as well as local voice services.

     Total assets decreased $2.2 billion, or 6.0%, at December 31, 2003, compared with December 31, 2002. The decrease was primarily driven by lower net property, plant and equipment as a result of depreciation during the period, partially offset by capital expenditures. Also contributing to the decline was lower accounts receivable resulting from lower revenue and improved cash collections, and a decrease in other current assets as a result of the deconsolidation of AT&T Latin America in the second quarter of 2003.

AT&T CONSUMER SERVICES

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these services represent stand-alone long distance and are not offered in conjunction with any other service. In addition, AT&T Consumer Services provides dial-up Internet services and all distance services, which bundle long distance, local and local toll.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2003       2002        2001
                                                           --------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Revenue
  Stand-alone long distance voice services and other.....   $7,485     $10,413     $13,973
  Bundled services.......................................    1,999       1,114         870
                                                            ------     -------     -------
Total revenue............................................   $9,484     $11,527     $14,843
Operating income.........................................   $2,062     $ 2,592     $ 4,698
Capital additions........................................   $   74     $   127     $   140

                                                              AT DECEMBER 31,
                                                           ----------------------
                                                             2003         2002
                                                           ---------   ----------
                                                           (DOLLARS IN MILLIONS)
Total assets.............................................   $1,062      $ 1,390

  REVENUE

     AT&T Consumer Services revenue declined $2.0 billion, or 17.7%, in 2003 compared with 2002, and declined $3.3 billion, or 22.3%, in 2002 compared with 2001. The decline in both periods was primarily due to stand-alone long distance voice services, which decreased $2.9 billion in 2003 and declined $3.6 billion in 2002, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T, such as bundled services. Partially offsetting the declines in stand-alone long distance voice services were pricing actions taken, including a monthly fee that we began billing in 2003 to recover costs, including certain access charges and property taxes. Partially offsetting the overall decline was an increase in bundled revenue, which increased $0.9 billion and $0.2 billion in 2003 and 2002, respectively, reflecting an increase in subscribers primarily due to penetration in existing markets, as well as the entry into new markets. We provided local service to more than 3.9 million customers as of December 31, 2003, compared with more than 2.4 million customers as of December 31, 2002. As of December 31, 2003, bundled local and long distance service was being offered in 24 states to
60.7 million households, compared with eight states and 32.2 million

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

households as of December 31, 2002. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers.

     Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 17% and 13% in 2003 and 2002, respectively, as a result of competition and wireless and Internet substitution. The 2002 volume decline was partially offset by an increase in prepaid card usage.

     In 2003, approximately 6% of AT&T Consumer Services total revenue and more than 60% of prepaid card revenue was related to a contract with Wal-Mart, Inc., which was renewed at the end of 2003. If this contract is not further renewed at the next renewal date, January 31, 2005 (subject to early termination if certain events occur), AT&T Consumer Services revenue would be adversely affected if we are unsuccessful in selling the cards through a different channel. We expect AT&T Consumer Services revenue to decline 15-17% in 2004 due to the ongoing negative impacts of competition (including the continued penetration of Regional Bell Operating Companies into the long distance market), substitution and customer migration to lower-priced calling plans and products.

  OPERATING INCOME

     Operating income declined $0.5 billion, or 20.4%, in 2003 compared with 2002 and declined $2.1 billion, or 44.8%, in 2002 compared with 2001. Operating margin declined to 21.7% in 2003 from 22.5% in 2002 and 31.6% in 2001. While margins within our stand-alone long distance voice business have remained relatively flat as a result of pricing actions and cost reduction initiatives, stand-alone long distance has declined as a percentage of our total business. Conversely, bundled services, which has a negative margin due to initial costs incurred to enter new markets, has grown as a percentage of our total business. The combination of these factors has resulted in total lower margins. The 2002 margin was also negatively impacted by an asset impairment charge related to certain Digital Subscriber Line assets.

  OTHER ITEMS

     Total assets declined $0.3 billion to $1.1 billion at December 31, 2003, primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.

CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             2003         2002        2001
                                                           ---------    ---------    -------
                                                                 (DOLLARS IN MILLIONS)
Revenue..................................................   $    53      $  (258)     $(351)
Operating (loss).........................................   $  (293)     $  (196)     $(439)
Capital additions........................................   $   223      $    63      $ 150

                                                               AT DECEMBER 31,
                                                            ---------------------
                                                              2003        2002
                                                            ---------   ---------
                                                            (DOLLARS IN MILLIONS)
Total assets..............................................   $12,724     $17,658

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

  REVENUE

     In 2003, Corporate and Other revenue was $0.1 billion compared with negative $0.3 billion in 2002. The year-over-year change was primarily due to lower eliminations of internal revenue in 2003 as a result of the spin-off of AT&T Broadband in November 2002.

     In 2002, Corporate and Other revenue was negative $0.3 billion, compared with negative $0.4 billion in 2001. The year-over-year change was primarily due to lower internal revenue with AT&T Wireless due to its split-off on July 9, 2001, partially offset by an increase in internal revenue with AT&T Broadband.

  OPERATING (LOSS)

     In 2003, operating (loss) was $0.3 billion, compared with $0.2 billion in 2002. This increase was primarily due to higher compensation and benefit costs reflecting higher postretirement and pension expense driven in part by a lower expected rate of return on plan assets, the effects of lower actual plan assets and a lower discount rate. These increases were partially offset by transaction costs associated with AT&T's restructuring recorded in 2002 and an asset impairment charge recorded in 2002.

     Operating (loss) improved $0.2 billion to a deficit of $0.2 billion in 2002 compared with 2001. The improvement was largely due to lower business restructuring charges, as well as lower transaction costs associated with AT&T's restructuring announced in October of 2000, totaling $0.6 billion. These operating (loss) improvements were partially offset by lower pension credit (income) of $0.3 billion primarily driven by a lower long-term expected rate of return on plan assets and the effects of lower actual plan assets.

  OTHER ITEMS

     Capital additions increased $0.2 billion in 2003 primarily due to property, plant and equipment recorded in connection with the adoption of FIN No. 46. Capital additions decreased $0.1 billion in 2002, primarily due to a decline in the purchase of investments.

     Total assets decreased $4.9 billion, to $12.7 billion in 2003. The decrease was primarily driven by a lower cash balance of $3.8 billion at December 31, 2003, primarily resulting from debt repayments during the year.

FINANCIAL CONDITION

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................   $47,988     $55,437
Total liabilities...........................................   $34,032     $43,125
Total shareowners' equity...................................   $13,956     $12,312

     TOTAL ASSETS decreased $7.4 billion, or 13.4%, to $48.0 billion at December 31, 2003, compared with December 31, 2002. The decrease was largely driven by a $3.7 billion decrease in cash and cash equivalents. The decrease was also attributable to lower accounts receivable of $1.3 billion, primarily driven by lower revenue and improved collections. Property, plant and equipment declined $1.2 billion as a result of depreciation during the period, partially offset by capital expenditures, including assets added as a result of the adoption of FIN No. 46. In addition, other current assets declined $0.9 billion, primarily due to the collection of income tax receivables principally as a result of losses on our investment in AT&T Canada, the settlement of a foreign currency swap associated with maturing debt as well as the deconsolidation of AT&T Latin America. Other assets declined by $0.4 billion, primarily due to the disposal of our interest in AT&T Wireless common stock, which had a carrying amount of $0.5 billion at December 31, 2002, a portion of which was used to redeem exchangeable notes that were indexed to AT&T Wireless common stock and the remaining interest was sold. In addition, other assets declined due to a reduction of the intangible pension asset

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

associated with a revaluation of the minimum pension liability. These declines in other assets were partially offset by increased mark-to-market adjustments on foreign currency swaps, net of cash received.

     TOTAL LIABILITIES decreased $9.1 billion, or 21.1%, to $34.0 billion at December 31, 2003, from $43.1 billion at December 31, 2002. The decrease was primarily the result of $8.2 billion of lower debt, reflecting early retirements of $5.9 billion in long-term debt, including exchangeable notes indexed to AT&T Wireless common stock we owned, and $3.1 billion of scheduled repayments of bonds, one-year notes and commercial paper. These reductions in debt were partially offset by $0.8 billion of mark-to-market adjustments. Also contributing to the decline in total liabilities was lower short-term and long-term compensation and benefit-related liabilities of $0.8 billion due to a revaluation of the minimum pension liability, as well as lower restructuring and bonus accruals. Partially offsetting these decreases in total liabilities was an increase in deferred taxes of $1.4 billion, primarily as a result of greater tax deductions related to property, plant and equipment.

     TOTAL SHAREOWNERS' EQUITY increased $1.6 billion, or 13.3%, to $14.0 billion at December 31, 2003, from $12.3 billion at December 31, 2002. This increase was primarily due to $1.9 billion of net income, partially offset by dividends declared.

LIQUIDITY

  CASH FLOW OVERVIEW

     Cash and cash equivalents decreased $3.7 billion during 2003, to $4.4 billion, primarily reflecting over $9 billion in debt repayments, including nearly $6 billion in early redemptions. Capital expenditures of $3.2 billion also contributed to the cash decline. Cash generated by operating activities of $8.5 billion partially offset this cash utilization.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Cash flows:
Provided by operating activities of continuing
  operations............................................   $ 8,530     $10,483     $10,005
(Used in) investing activities of continuing
  operations............................................    (3,101)     (1,429)     (4,295)
(Used in) financing activities of continuing
  operations............................................    (9,090)     (6,041)     (2,778)
(Used in) provided by discontinued operations...........        --      (5,679)      7,683
                                                           -------     -------     -------
Net (decrease) increase in cash and cash equivalents....   $(3,661)    $(2,666)    $10,615
                                                           =======     =======     =======

     Net cash provided by OPERATING ACTIVITIES of continuing operations of $8.5 billion for the year ended December 31, 2003, declined $2.0 billion, from $10.5 billion in 2002. This is reflective of the decline in our stand-alone long distance voice and data businesses. This decline was partially offset by a $0.4 billion increase in income tax receipts and a $0.3 billion decline in interest payments resulting from our ongoing deleveraging efforts. Our continued focus on streamlining our processes and controlling costs also offset this decline.

     Net cash provided by operating activities of continuing operations increased $0.5 billion during 2002 compared with 2001. Favorably impacting cash flow in 2002 were income tax receipts of $0.8 billion compared with income tax payments of $1.4 billion in 2001. The increase in cash generated by operating activities was partially offset by a decrease in operating income reflective of a declining stand-alone long distance voice business and an increase of approximately $0.2 billion in severance and other payments associated with separations.

     AT&T's INVESTING ACTIVITIES resulted in a net use of cash of $3.1 billion in 2003, compared with $1.4 billion in 2002 and $4.3 billion in 2001. During 2003, we spent $3.2 billion on capital expenditures, made

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

payments of $0.2 billion to BT primarily associated with assets we assumed that BT originally contributed to the Concert joint venture, and received $0.1 billion of proceeds from the sale of our remaining AT&T Wireless shares. During 2002, we spent $3.9 billion on capital expenditures, paid $3.4 billion to settle the AT&T Canada obligation and received a $5.8 billion cash distribution from AT&T Broadband in conjunction with its spin-off. In 2001, we spent $5.8 billion on capital expenditures and received approximately $1.6 billion from the sales of investments.

     During 2003, net cash used in FINANCING ACTIVITIES was $9.1 billion, compared with $6.0 billion in 2002 and $2.8 billion in 2001. During 2003, we made net payments of $9.2 billion to reduce debt, including early termination of debt and paid dividends of $0.6 billion. Reflected as an other financing item was the receipt of approximately $0.2 billion cash collateral related to favorable positions of certain combined interest rate foreign currency swap agreements, as well as $0.5 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the scheduled repayment of Euro debt in November 2003 (such repayment is included as retirement of long-term debt).

     In 2002, we made net payments of $8.2 billion to reduce debt, paid dividends of $0.6 billion, and received $2.7 billion from the issuance of AT&T common stock, primarily due to the sale of 46 million shares in the second quarter of 2002, the proceeds of which were used in October 2002 to settle a portion of our obligation to the AT&T Canada shareholders. During 2001, we made net debt payments of $6.5 billion, paid AT&T Wireless $5.8 billion to settle an intercompany loan in conjunction with its split-off from AT&T, and paid dividends of $0.5 billion. Partially offsetting these outflows in 2001 was the receipt of $9.8 billion from the issuance of convertible preferred stock to NTT DoCoMo.

  WORKING CAPITAL AND OTHER SOURCES OF LIQUIDITY

     At December 31, 2003, our working capital ratio (current assets divided by current liabilities) was 1.11.

     At December 31, 2003, we had a $2.0 billion syndicated 364-day credit facility available to us that was entered into on October 8, 2003. This credit facility provides the option to extend the term of the agreement for an additional 364-day period beyond October 7, 2004. Up to $0.3 billion of the facility can be utilized for letters of credit, which reduces the amount available. As of December 31, 2003, approximately $0.1 billion of letters of credit were issued under the facility. Additionally, the credit facility contains a financial covenant that requires AT&T to meet a debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1 and an EBITDA-to-net interest expense ratio (as defined in the credit agreement) of at least 3.50 to 1 for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2003, we were in compliance with these covenants. Pursuant to the definitions in the facility, business restructuring and asset impairment charges have no impact on the EBITDA financial covenants in the credit facility.

     In July 2003, we renewed our AT&T Consumer Services 364-day customer accounts receivable securitization facility and entered into a new AT&T Business Services 364-day customer accounts receivable securitization facility. At December 31, 2003, together the programs provided $1.65 billion of available financing, limited by the eligible receivables balance, which varies from month to month. In early March 2004, AT&T reduced the combined facility size to $1.45 billion, limited by the eligible receivables balance. Proceeds from the securitizations are recorded as borrowings and included in short-term debt. At December 31, 2003, approximately $0.2 billion was outstanding. The facilities require AT&T to meet a debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1, which we were in compliance with at December 31, 2003. The new facilities do not include a provision contained in the previous facilities that required the outstanding balances to be paid by the collection of the receivables in the event AT&T's ratings were downgraded below investment grade.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

     We anticipate continuing to fund our operations in 2004 primarily with cash and cash equivalents on hand, as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flows from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations. Sources of liquidity include the commercial paper market, $2.4 billion remaining under a universal shelf registration, a $1.45 billion securitization program (limited by eligible receivables) and a $2.0 billion credit facility. The maximum amount of commercial paper outstanding during 2003 was approximately $1.1 billion. We cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required.

  CREDIT RATINGS AND RELATED DEBT IMPLICATIONS

     During 2003, AT&T's long-term credit ratings were lowered by both Standard & Poor's (S&P) and Fitch. As of December 31, 2003, our credit ratings were as follows:

CREDIT RATING AGENCY                        SHORT-TERM RATING   LONG-TERM RATING   OUTLOOK
--------------------                        -----------------   ----------------   --------
Standard & Poor's.........................         A-2                 BBB         Stable
Fitch.....................................         F-2                 BBB         Negative
Moody's...................................         P-2                Baa2         Negative

     Subsequent to 2003, S&P and Fitch lowered the short-term credit and commercial paper rating to A-3 and F-3, respectively, Fitch lowered AT&T's long-term credit rating to BBB-, and S&P changed the outlook to Negative. Currently, none of AT&T's ratings are under review or on CreditWatch for further downgrade.

     Our access to capital markets as well as the cost of our borrowings are affected by our debt ratings. The rating action by S&P in July 2003, triggered a 25 basis point interest rate step-up on approximately $10 billion in notional amount of debt ($1.3 billion of which matured in November 2003). This step-up was effective for interest payment periods that began after November 2003, resulting in an expected increase in interest expense of approximately $15 million in 2004. Further debt rating downgrades could require AT&T to pay higher rates on certain existing debt and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position.

     If AT&T's debt ratings are further downgraded, AT&T's access to the capital markets may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at December 31, 2003. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced and the cost of any new financings may be higher.

     The holders of certain private debt with an outstanding balance of $1.0 billion at December 31, 2003, have an annual put right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the debt holders agreeing not to exercise their put right, in 2004, AT&T renewed a cash-collateralized letter of credit totaling $0.5 billion now expiring in March 2005. The holders could accelerate repayment of the debt based on certain events such as the occurrence of unfavorable local law or regulation changes in its country of operation. AT&T also has the right to call this debt at anytime.

     AT&T Corp. is generally the obligor for debt issuances. However, we have some instances where AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.3 billion at December 31, 2003, and is included within short-term and long-term debt.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

  CASH REQUIREMENTS

     Our cash needs for 2004 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2004 to be approximately $2.5 billion. Effective with the 2003 third quarter dividend (paid in November 2003), AT&T's quarterly dividend was increased to $0.2375 per share, an increase of $0.05 per share.

     In February 2004, we offered to repurchase, for cash, any and all of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which now carry an interest rate of 7.25%. The offer to early redeem these securities expired on March 3, 2004, with $1.2 billion of notes redeemed, which will result in a loss of approximately $150 million in the first quarter of 2004. In connection with the debt redemption, we unwound $250 million notional amount of fixed-to-floating interest rate swaps. Also, AT&T offered to repurchase for cash up to E 1 billion of its outstanding E 2 billion 6.0% Notes due November 2006, which now carry an interest rate of 6.75%. This repurchase is expected to close by the end of March 2004. These redemptions are part of AT&T's plan, as announced in January 2004, to repurchase up to $3.0 billion of debt, which may take the form of calls, tender offers or open market transactions and will be completed subject to market conditions throughout 2004.

     AT&T anticipates contributing approximately $0.6 billion to the U.S. postretirement benefit plans in 2004. We expect to contribute approximately $30 million to our U.S. nonqualified pension plan in 2004. No contribution is expected for our U.S. qualified pension plans in 2004.

CONTRACTUAL CASH OBLIGATIONS

     The following summarizes AT&T's contractual cash obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contract. Since termination penalties would not be paid in every year, such penalties are excluded from the table. (See note 4 to the table.) Other long-term liabilities were included in the table based on the year of required payment or an estimate of the year of payment. Such estimate of payment is based on a review of past trends for these items, as well as a forecast of future activities. Certain items, were excluded from the table below as the year of payment is unknown and could not be reliably estimated since past trends were not deemed an indicator of future payment. (See note 5 to the table).

                                                              PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN   2 - 3    4 - 5     AFTER
                                                   TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                                  -------   ---------   ------   ------   -------
Contractual Obligations                                        (DOLLARS IN MILLIONS)
Long-term debt, including current
  maturities(1).................................  $13,456    $  423     $5,538   $  292   $7,203
Capital lease obligations.......................       96        13         11        9       63
Operating leases(2).............................    1,810       400        627      419      364
Unconditional purchase obligations(3),(4).......      994       350        241      109      294
Other long-term obligations reflected in the
  balance sheet at December 31, 2003(5),(6).....      834        --        205      155      474
                                                  -------    ------     ------   ------   ------
Total contractual cash obligations..............  $17,190    $1,186     $6,622   $  984   $8,398
                                                  =======    ======     ======   ======   ======

---------------

(1) In February 2004, we offered to repurchase, for cash, any and all of our $1.5 billion outstanding 6.5% Notes maturing in November 2006. The offer to early redeem these securities expired on March 3, 2004, with $1.2 billion of notes redeemed. These notes are included in the above table based on their original maturity date of 2006. Additionally, the impact of discounts and derivative instruments are excluded from long-term debt in the above table.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

(2) Under certain real estate operating leases, we could be required to make payments to the lessors of up to $20 million at the end of the lease term in 2007. Such amounts are excluded from the above table.

(3) AT&T has contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discounted rates, we assessed our minimum commitment based on penalties to exit the contracts, assuming we exited the contracts on December 31, 2003. At December 31, 2003, the penalties AT&T would have incurred to exit all of these contracts would have been $2.0 billion. Such termination penalties decline throughout the lives of the contracts, and could be $1.1 billion in 2004, $0.7 billion in 2005, $0.5 billion in 2006, $0.2 billion in 2007 or $0.2 billion in 2008, assuming all contracts are exited. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain.

(4) We calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. If we elect to exit these contracts, termination fees for all such contracts in the year of termination could be approximately $546 million in 2004, $619 million in aggregate for 2005 and 2006, $133 million in aggregate for 2007 and 2008, or $34 million, in the aggregate, thereafter. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain.

(5) Other long-term liabilities of $1.5 billion and deferred income taxes of $5.4 billion have been excluded from the above table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor for such payments. Also, long-term liabilities totaling $0.8 billion have been excluded from the above table as settlement of such liabilities will not require the use of cash.

(6) Certain long-term benefit-related liabilities, including pensions, postretirement health and welfare benefits and postemployment benefit obligations are appropriately recorded on the balance sheet at present value. The accrued liability, which is impacted by various actuarial assumptions, will differ from the sum of future value of estimated payments. Estimated payments are $1.4 billion in 2005-2006; $1.0 billion in 2007-2008 and $5.6 billion, thereafter, and differs from the obligation recognized on the balance sheet by $4.6 billion. Although we provide various employee benefit plans, programs and arrangements to our employees, we reserve the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. Accordingly, these amounts have been excluded from the above table, as we are not legally obligated for such cash outflows. See notes 11 and 12 to the consolidated financial statements for additional information.

  OTHER COMMERCIAL COMMITMENTS

     In certain circumstances we guarantee the debt of our subsidiaries, and, in connection with the separation of certain subsidiaries, these guarantees remained outstanding, and we issued guarantees for certain debt and other obligations. These guarantees relate to our former subsidiaries AT&T Wireless, AT&T Broadband and NCR.

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

     AT&T provides a guarantee of an obligation that AT&T Wireless has to NTT DoCoMo. In connection with an investment NTT DoCoMo made in AT&T Wireless, AT&T and AT&T Wireless agreed that, under certain circumstances, including if AT&T Wireless fails to meet specific technological milestones by June 30, 2004, NTT DoCoMo would have the right to require AT&T Wireless to repurchase its AT&T Wireless common stock for $9.8 billion plus interest. On December 31, 2002, AT&T Wireless and NTT DoCoMo entered into an amendment to the original agreement, which, among other things, extended the deadline for compliance with the technological milestones to December 31, 2004. AT&T's guarantee expires on June 30, 2004, in accordance with the terms of the original agreement. In the event AT&T Wireless is unable to satisfy its entire obligation, AT&T is secondarily liable for up to $3.65 billion, plus interest, or approximately $4.5 billion.

     Prior to the spin-off of AT&T Broadband, we had guaranteed various obligations of AT&T Broadband, including operating leases for real estate, surety bonds, and equity hedges, which we continue to provide. Comcast has provided indemnifications for the full amount of these guarantees. Such commitments total

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

$224 million and are expected to expire as follows: $69 million in 2004; $130 million in 2005-2006; and $25 million in 2007-2008.

     The total amount of guaranteed debt at December 31, 2003 was $6 million. Such debt guarantees relate to NCR, with the substantial portion of the debt maturing subsequent to 2009.

OFF-BALANCE SHEET ARRANGEMENTS

     In addition to the purchase obligations and guarantees discussed above, see note 9 to the consolidated financial statements for a discussion of letters of credit.

RISK MANAGEMENT

     We are exposed to market risk from changes in interest and foreign exchange rates, as well as changes in equity prices associated with previously affiliated companies. In addition, we were exposed to market risk from fluctuations in the prices of securities, some of which we had monetized through the issuance of debt in prior years. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, foreign exchange contracts, combined interest rate foreign currency contracts, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

     We enter into foreign currency contracts to minimize our exposure to risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign-currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. At December 31, 2003, our foreign currency exposures were principally Euros, British pound sterling, Danish krone and Swiss francs.

     The fair value of foreign exchange contracts is subject to the changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% adverse change in the value of foreign currencies (positive change in the value of U.S. dollar), assuming no change in interest rates.

     For foreign exchange contracts outstanding at December 31, 2003 and 2002, assuming a hypothetical 10% appreciation of the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the foreign exchange contracts (net asset) would have decreased $77 million and $66 million, respectively. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

     We have also entered into combined interest rate foreign currency contracts to hedge foreign-currency-denominated debt. At December 31, 2003 and 2002, assuming a hypothetical 10% appreciation in the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the combined interest rate foreign currency contracts (net asset) would have decreased $0.4 billion and $0.5 billion, respectively. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying foreign-currency-denominated debt.

     The model to determine sensitivity assumes a parallel shift in all foreign currency exchange rates, although exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables, other than the exchange rates, are held constant in the calculations.

     We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. We perform a sensitivity analysis on our interest rate swaps to assess the risk of changes in fair value. The model to determine sensitivity assumes a hypothetical 10% parallel shift in all interest rates. At December 31, 2003 and 2002, assuming a hypothetical 10% decrease in interest rates, the fair value of interest rate swaps (net liability) would have decreased by $8 million and $1 million, respectively.

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

     As discussed above, we have also entered into combined interest rate foreign currency contracts to hedge foreign-currency-denominated debt. Assuming a hypothetical 10% decrease in interest rates, the fair value of the contracts (net asset) would have decreased by $34 million at December 31, 2003. Assuming a hypothetical 10% increase in interest rates, the fair value of the contracts (net asset) would have decreased by $3 million at December 31, 2002.

     The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the debt due to differences between the market interest rates and rates at the inception of the obligation. Assuming a 10% downward shift in interest rates at December 31, 2003 and 2002, the fair value of unhedged debt would have increased by $0.5 billion and $0.7 billion, respectively.

     At December 31, 2002, we had certain notes, with embedded derivatives, which were indexed to the market price of equity securities we owned. Changes in the market prices of these securities resulted in changes in the fair value of the derivatives. Assuming a hypothetical 10% increase in the market price of these equity securities (asset), the fair value of the collars would have decreased $46 million at December 31, 2002. Because these collars hedged the underlying equity securities monetized, we believed that the decrease in the fair value of the collars would have been largely offset by increases in the fair value of the underlying equity securities. The changes in fair values referenced above do not represent the actual changes in fair value we would incur under normal market conditions because all variables other than the equity prices were held constant in the calculations.

     We use equity hedges to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. Assuming a hypothetical 10% decrease in equity prices of these companies, the fair value of the equity hedges (net liability) would have increased by $8 million at December 31, 2003 and $9 million at December 31, 2002. Because these contracts are entered into for hedging purposes, we believe that the increase in fair value would be largely offset by decreases in the underlying liabilities.

     The risk of loss in fair values of all other financial instruments resulting from a hypothetical 10% adverse change in market prices was not significant as of December 31, 2003 and 2002.

     In order to determine the changes in fair value of our various financial instruments, including options, equity collars and other equity awards, we use certain financial modeling techniques. We apply rate sensitivity changes directly to our interest rate swap transactions and forward rate sensitivity to our foreign currency forward contracts.

     The changes in fair value, as discussed above, assume the occurrence of certain market conditions, which could have an adverse financial impact on AT&T. They do not consider the potential effect of changes in market factors that would result in favorable impacts to us, and do not represent projected losses in fair value that we expect to incur. Future impacts would be based on actual developments in global financial markets. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency rate risk or equity price risk in the near future.

SUBSEQUENT EVENTS

     In February 2004, we offered to repurchase, for cash, any and all of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which now carry an interest rate of 7.25%. The offer to early redeem these securities expired on March 3, 2004, with $1.2 billion of notes redeemed, which will result in a loss of approximately $150 million in the first quarter of 2004. In connection with the debt redemption, we unwound $250 million notional amount of fixed-to-floating interest rate swaps. Also, AT&T offered to repurchase for

                          AT&T CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

cash up to E1 billion of its outstanding E2 billion 6.0% Notes due November 2006, which now carry an interest rate of 6.75%. This repurchase is expected to close by the end of March 2004.

     In March 2004, a U.S. Court of Appeals vacated a number of recent FCC rulings made in connection with the Triennial Review, including the FCC's delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements. If this decision is not reversed, or unless the FCC issues new valid rules, which assure us of fair resale prices, our current local business could be materially affected.

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

     The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors and the independent auditors to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, both the internal auditors and the independent auditors meet privately with the Audit Committee and have access to its individual members at any time.

     The consolidated financial statements in this annual report have been audited by PricewaterhouseCoopers LLP, Independent Auditors. Their audits were conducted in accordance with generally accepted auditing standards which includes consideration of the internal controls over financial reporting to determine the extent of auditing procedures required. Their report follows.

DAVID W. DORMAN                                THOMAS W. HORTON
Chairman of the Board,                         Senior Executive Vice President,
Chief Executive Officer                        Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareowners of AT&T Corp:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareowners' equity and cash flows, present fairly, in all material respects, the financial position of AT&T Corp. and its subsidiaries (AT&T) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the financial statements, AT&T changed the manner in which it accounts for variable interest entities as of July 1, 2003, the manner in which it accounts for asset retirement costs as of January 1, 2003, the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002, and the manner in which it accounts for derivative instruments as of January 1, 2001.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 5, 2004

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                               2003           2002          2001
                                                              -------       --------       -------
                                                                  (DOLLARS IN MILLIONS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Revenue.....................................................  $34,529       $ 37,827       $42,197
Operating Expenses
Access and other connection.................................   10,797         10,790        12,085
Costs of services and products (excluding depreciation of
  $3,508, $3,391 and $2,954 included below).................    7,625          8,363         8,621
Selling, general and administrative.........................    7,379          7,988         8,064
Depreciation and amortization...............................    4,870          4,888         4,559
Net restructuring and other charges.........................      201          1,437         1,036
                                                              -------       --------       -------
Total operating expenses....................................   30,872         33,466        34,365
                                                              -------       --------       -------
Operating income............................................    3,657          4,361         7,832
Other income (expense), net.................................      191            (77)        1,327
Interest (expense)..........................................   (1,158)        (1,448)       (1,493)
                                                              -------       --------       -------
Income from continuing operations before income taxes,
  minority interest income and net (losses) related to
  equity investments........................................    2,690          2,836         7,666
(Provision) for income taxes................................     (816)        (1,587)       (2,890)
Minority interest income....................................        1            114           131
Equity (losses) from Liberty Media Group....................       --             --        (2,711)
Net (losses) related to other equity investments............      (12)          (400)       (4,836)
                                                              -------       --------       -------
Income (loss) from continuing operations....................    1,863            963        (2,640)
Net (loss) from discontinued operations (net of income tax
  benefits of $0, $6,014 and $3,715)........................      (13)       (14,513)       (4,052)
Gain on disposition of discontinued operations (net of
  income tax benefit of $61 in 2002)........................       --          1,324        13,503
                                                              -------       --------       -------
Income (loss) before cumulative effect of accounting
  changes...................................................    1,850        (12,226)        6,811
Cumulative effect of accounting changes (net of income taxes
  of $(9), $530 and $(578)).................................       15           (856)          904
                                                              -------       --------       -------
Net income (loss)...........................................    1,865        (13,082)        7,715
Dividend requirements of preferred stock....................       --             --          (652)
Premium on exchange of AT&T Wireless tracking stock.........       --             --           (80)
                                                              -------       --------       -------
Income (loss) attributable to common shareowners............  $ 1,865       $(13,082)      $ 6,983
                                                              =======       ========       =======
AT&T Common Stock Group -- per basic share:
Earnings (loss) from continuing operations..................  $  2.37       $   1.29       $ (0.91)
(Loss) from discontinued operations.........................    (0.02)        (19.44)        (5.60)
Gain on disposition of discontinued operations..............       --           1.77         18.53
Cumulative effect of accounting changes.....................     0.02          (1.15)         0.49
                                                              -------       --------       -------
AT&T Common Stock Group earnings (loss).....................  $  2.37       $ (17.53)      $ 12.51
                                                              =======       ========       =======
AT&T Common Stock Group -- per diluted share:
Earnings (loss) from continuing operations..................  $  2.36       $   1.26       $ (0.91)
(Loss) from discontinued operations.........................    (0.02)        (18.95)        (5.60)
Gain on disposition of discontinued operations..............       --           1.73         18.53
Cumulative effect of accounting changes.....................     0.02          (1.12)         0.49
                                                              -------       --------       -------
AT&T Common Stock Group earnings (loss).....................  $  2.36       $ (17.08)      $ 12.51
                                                              =======       ========       =======
AT&T Wireless Group -- per basic and diluted share:
Earnings....................................................  $    --       $     --       $  0.08
                                                              =======       ========       =======
Liberty Media Group -- per basic and diluted share:
(Loss) before cumulative effect of accounting changes.......  $    --       $     --       $ (1.05)
Cumulative effect of accounting changes.....................       --             --          0.21
                                                              -------       --------       -------
Liberty Media Group (loss)..................................  $    --       $     --       $ (0.84)
                                                              =======       ========       =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $  4,353    $  8,014
Accounts receivable, less allowances of $579 and $669.......     4,036       5,286
Deferred income taxes.......................................       715       1,075
Other current assets........................................       744       1,693
                                                              --------    --------
Total Current Assets........................................     9,848      16,068
Property, plant and equipment, net..........................    24,376      25,604
Goodwill....................................................     4,801       4,626
Other purchased intangible assets, net of accumulated
  amortization of $320
  and $244..................................................       499         556
Prepaid pension costs.......................................     3,861       3,596
Other assets................................................     4,603       4,987
                                                              --------    --------
Total Assets................................................  $ 47,988    $ 55,437
                                                              ========    ========


LIABILITIES
Accounts payable and accrued expenses.......................  $  3,256    $  3,819
Compensation and benefit-related liabilities................     1,783       1,949
Debt maturing within one year...............................     1,343       3,762
Other current liabilities...................................     2,501       2,924
                                                              --------    --------
Total Current Liabilities...................................     8,883      12,454
Long-term debt..............................................    13,066      18,812
Long-term compensation and benefit-related liabilities......     3,528       4,144
Deferred income taxes.......................................     5,395       3,992
Other long-term liabilities and deferred credits............     3,160       3,723
                                                              --------    --------
Total Liabilities...........................................    34,032      43,125


SHAREOWNERS' EQUITY
AT&T Common Stock, $1 par value, authorized 6,000,000,000
  shares; issued and outstanding 791,911,022 shares (net of
  172,179,303 treasury shares) at December 31, 2003 and
  783,037,580 shares (net of 171,801,716 treasury shares) at
  December 31, 2002.........................................       792         783
Additional paid-in capital..................................    27,722      28,163
Accumulated deficit.........................................   (14,707)    (16,566)
Accumulated other comprehensive income (loss)...............       149         (68)
                                                              --------    --------
Total Shareowners' Equity...................................    13,956      12,312
                                                              --------    --------
Total Liabilities and Shareowners' Equity...................  $ 47,988    $ 55,437
                                                              ========    ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
AT&T Common Stock
  Balance at beginning of year..............................  $    783    $    708    $    752
  Shares issued (acquired), net:
    Under employee plans....................................         7           6           3
    For acquisitions........................................        --          --           9
    Settlement of put option................................        --          --          31
    For exchange of AT&T Wireless tracking stock............        --          --         (74)
    For funding AT&T Canada obligation......................        --          46          --
    Redemption of TCI Pacific preferred stock...............        --          10          --
    Other...................................................         2          13         (13)
                                                              --------    --------    --------
Balance at end of year......................................       792         783         708
                                                              --------    --------    --------
AT&T Wireless Group Common Stock
  Balance at beginning of year..............................        --          --         362
  Shares issued:
    Under employee plans....................................        --          --           2
    For exchange of AT&T Wireless tracking stock............        --          --         438
    Conversion of preferred stock...........................        --          --         406
AT&T Wireless Group split-off...............................        --          --      (1,208)
                                                              --------    --------    --------
Balance at end of year......................................        --          --          --
                                                              --------    --------    --------
Liberty Media Group Class A Common Stock
  Balance at beginning of year..............................        --          --       2,364
  Shares issued (acquired), net.............................        --          --          14
  Liberty Media Group split-off.............................        --          --      (2,378)
                                                              --------    --------    --------
Balance at end of year......................................        --          --          --
                                                              --------    --------    --------
Liberty Media Group Class B Common Stock
  Balance at beginning of year..............................        --          --         206
  Shares issued (acquired), net.............................        --          --           6
  Liberty Media Group split-off.............................        --          --        (212)
                                                              --------    --------    --------
Balance at end of year......................................        --          --          --
                                                              --------    --------    --------
Additional Paid-In Capital
  Balance at beginning of year..............................    28,163      54,798      93,504
  Shares issued (acquired), net:
    Under employee plans....................................       123         328         291
    For acquisitions........................................        --          --         862
    Settlement of put option................................        --          --       3,361
    For funding AT&T Canada obligation......................        --       2,485          --
    Redemption of TCI Pacific preferred stock...............        --       2,087          --
    Other*..................................................        36          31      (1,054)
  Gain on issuance of common stock by affiliates............        --          --          20
  Conversion of preferred stock.............................        --          --       9,631
  AT&T Wireless Group split-off.............................        --          --     (20,955)
  Liberty Media Group split-off.............................        --          --     (30,768)
  AT&T Broadband spin-off...................................        --     (31,032)         --
  Exchange of AT&T Wireless tracking stock..................        --          --        (284)

                            (continued on next page)

                          AT&T CORP. AND SUBSIDIARIES

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
  Beneficial conversion value of preferred stock............        --          --         295
  Dividends declared -- AT&T Common Stock Group.............      (670)       (569)       (265)
  Other.....................................................        70          35         160
                                                              --------    --------    --------
Balance at end of year......................................    27,722      28,163      54,798
                                                              --------    --------    --------
(Accumulated Deficit) Retained Earnings
  Balance at beginning of year..............................   (16,566)     (3,484)      7,408
  Net income (loss).........................................     1,865     (13,082)      7,715
  Dividends declared -- AT&T Common Stock Group.............        --          --        (275)
  Dividends accrued -- preferred stock......................        --          --        (652)
  Premium on exchange of AT&T Wireless tracking stock.......        --          --         (80)
  Treasury shares issued at less than cost..................        (6)         --          (7)
  AT&T Wireless Group split-off.............................        --          --     (17,593)
                                                              --------    --------    --------
Balance at end of year......................................   (14,707)    (16,566)     (3,484)
                                                              --------    --------    --------
Accumulated Other Comprehensive Income (Loss)
  Balance at beginning of year..............................       (68)       (342)     (1,398)
  Other comprehensive income................................       217         266       1,742
  AT&T Wireless Group split-off.............................        --          --          72
  Liberty Media Group split-off.............................        --          --        (758)
  AT&T Broadband spin-off...................................        --           8          --
                                                              --------    --------    --------
Balance at end of year......................................       149         (68)       (342)
                                                              --------    --------    --------
Total Shareowners' Equity...................................  $ 13,956    $ 12,312    $ 51,680
                                                              ========    ========    ========
Summary of Total Comprehensive Income (Loss):
  Income (loss) before cumulative effect of accounting
    changes.................................................     1,850     (12,226)      6,811
  Cumulative effect of accounting changes...................        15        (856)        904
                                                              --------    --------    --------
  Net income (loss).........................................     1,865     (13,082)      7,715
  Other comprehensive income [net of income taxes of $(134),
    $(169) and $(1,119)]....................................       217         266       1,742
                                                              --------    --------    --------
Total Comprehensive Income (Loss)...........................  $  2,082    $(12,816)   $  9,457
                                                              ========    ========    ========

---------------

AT&T accounts for treasury stock as retired stock. The amounts attributable to treasury stock at December 31, 2003 and 2002, were $(17,026) million and $(17,037) million, respectively.

We have 100 million authorized shares of preferred stock at $1 par value.

* Other activity in 2001 represents AT&T common stock received in exchange for entities owning certain cable systems.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2003         2002         2001
                                                              -------     --------     --------
                                                                    (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 1,865     $(13,082)    $  7,715
Deduct:
  Loss from discontinued operations.........................      (13)     (14,513)      (4,052)
  Gain on disposition of discontinued operations............       --        1,324       13,503
  Cumulative effect of accounting changes -- net of income
    taxes...................................................       15         (856)         904
                                                              -------     --------     --------
Income (loss) from continuing operations....................    1,863          963       (2,640)
Adjustments to reconcile income (loss) from continuing
  operations to net cash
 provided by operating activities of continuing operations:
  Net gains on sales of businesses and investments..........      (53)         (30)      (1,231)
  Cost investment impairment charges........................        2          146          531
  Net restructuring and other charges.......................       93        1,418          973
  Depreciation and amortization.............................    4,870        4,888        4,559
  Provision for uncollectible receivables...................      703        1,058          884
  Deferred income taxes.....................................    1,402        2,631       (1,338)
  Net revaluation of certain financial instruments..........        7            8         (150)
  Minority interest income..................................       (1)        (114)        (131)
  Equity losses from Liberty Media Group....................       --           --        2,711
  Net (earnings) losses related to other equity
    investments.............................................      (19)         512        7,783
  Decrease in receivables...................................      600          707          888
  Decrease in accounts payable and accrued expenses.........     (494)        (175)        (508)
  Net change in other operating assets and liabilities......     (256)      (1,400)      (2,126)
  Other adjustments, net....................................     (187)        (129)        (200)
                                                              -------     --------     --------
Net Cash Provided by Operating Activities of Continuing
  Operations................................................    8,530       10,483       10,005
                                                              -------     --------     --------
INVESTING ACTIVITIES
Capital expenditures and other additions....................   (3,157)      (3,878)      (5,767)
Proceeds from sale or disposal of property, plant and
  equipment.................................................      163          468           73
Investment distributions and sales..........................      126           10        1,585
Investment contributions and purchases......................      (51)          (2)        (101)
Net (acquisitions) dispositions of businesses, net of cash
  acquired/disposed.........................................     (158)         (18)          15
Decrease in AT&T Canada obligation..........................       --       (3,449)          --
Proceeds from AT&T Broadband................................       --        5,849           --
Increase in restricted cash.................................      (57)        (442)          --
Other investing activities, net.............................       33           33         (100)
                                                              -------     --------     --------
Net Cash Used in Investing Activities of Continuing
  Operations................................................   (3,101)      (1,429)      (4,295)
                                                              -------     --------     --------
FINANCING ACTIVITIES]
Proceeds from long-term debt issuances, net of issuance
  costs.....................................................       --           79       11,392
Retirement of long-term debt, including redemption
  premiums..................................................   (8,002)      (1,091)        (725)
Decrease in short-term borrowings, net......................   (1,281)      (7,157)     (17,168)
Repayment of borrowings from AT&T Wireless..................       --           --       (5,803)
Issuance of convertible preferred securities and warrants...       --           --        9,811
Issuance of AT&T common shares..............................      118        2,684          224
Issuance of AT&T Wireless Group common shares...............       --           --           54
Net issuance of treasury shares.............................       --           --           24
Dividends paid on common stock..............................     (629)        (555)        (549)
Other financing activities, net.............................      704           (1)         (38)
                                                              -------     --------     --------
Net Cash Used in Financing Activities of Continuing
  Operations................................................   (9,090)      (6,041)      (2,778)
                                                              -------     --------     --------
Net cash (used in) provided by discontinued operations......       --       (5,679)       7,683
Net (decrease) increase in cash and cash equivalents........   (3,661)      (2,666)      10,615
Cash and cash equivalents at beginning of year..............    8,014       10,680           65
                                                              -------     --------     --------
Cash and cash equivalents at end of year....................  $ 4,353     $  8,014     $ 10,680
                                                              =======     ========     ========

    The notes are an integral part of the consolidated financial statements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include all controlled subsidiaries. In addition, AT&T reviews our relationships with other entities to assess if we are the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then that entity is consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in majority-owned subsidiaries where control does not exist and investments in which we exercise significant influence but do not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting.

  FOREIGN CURRENCY TRANSLATION

     For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, we translate income statement amounts at average exchange rates for the year, and we translate assets and liabilities at year-end exchange rates. We present these translation adjustments as a component of accumulated other comprehensive income (loss) within shareowners' equity. Gains and losses from foreign currency transactions are included in results of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, access and local connectivity costs, depreciation and amortization, employee benefit plans, income taxes, restructuring reserves, recoverability of goodwill and contingencies.

  REVENUE RECOGNITION

     We recognize long distance, local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. In addition, we record an estimated revenue reduction for adjustments to customer accounts. This estimate is based on a detailed analysis that compares accounts receivable aging at different points in time to determine the appropriate level of adjustments. Cash incentives given to customers are recorded as a reduction of revenue. We recognize other products and services revenue when the products are delivered and accepted by customers and when services are provided in accordance with contract terms. When installation and set-up fees are billed, the revenue is deferred and recognized over the associated service contract period. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. AT&T records the sale of equipment to customers gross when the equipment will be used in conjunction with the provisioning of our services and we are the primary obligor in the arrangement. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement. For agreements involving the resale of third party services in which AT&T is not considered the primary obligor of the arrangement, AT&T records the revenue net of the associated costs incurred.

  ADVERTISING AND PROMOTIONAL COSTS

     We expense costs of advertising and promotions as incurred.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

  CASH EQUIVALENTS

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

  PROPERTY, PLANT AND EQUIPMENT

     We state property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of additions and substantial improvements to property, plant and equipment are capitalized. The costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The useful lives of communications and network equipment range from three to 15 years. The useful lives of other equipment ranges from three to seven years. The useful lives of buildings and improvements range from 10 to 40 years. Depreciation is determined based upon the assets' estimated useful lives using either the group or unit method. The group method is used for most depreciable assets, including the majority of communications and network equipment. The unit method is primarily used for large computer systems, buildings and support assets. Under the group method, a specific asset group has an average life. A depreciation rate is developed based on the average useful life for the specific asset group. This method requires the periodic revision of depreciation rates. Under the unit method, assets are depreciated on a straight-line basis over the estimated useful life of the individual asset. When we sell or retire assets depreciated using the group method, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss. When we sell assets that were depreciated using the unit method, we include the related gains or losses in other income (expense), net.

     Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

  SOFTWARE CAPITALIZATION

     Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are included within other assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. AT&T also capitalizes initial operating-system software costs and amortizes them over the life of the associated hardware.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually. Intangible assets that have finite useful lives are amortized over their useful lives, which range from five to 15 years.

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

     We record changes in the fair value of fair-value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), in other income (expense), net.

     We record changes in the fair value of cash-flow hedges in other comprehensive income (loss), net of income taxes, as a component of shareowners' equity, until earnings are affected by the variability of cash flows of the hedged transaction.

     Changes in the fair value of undesignated derivatives are recorded in other income (expense), net, along with the change in fair value of the underlying asset or liability, as applicable.

     We currently do not have any net investment hedges in a foreign operation.

     Cash flows associated with derivative instruments are presented in the same category as the cash flows of the item being hedged.

     We assess embedded derivatives to determine whether (1) the economic characteristics of the embedded instruments are not clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the host instrument) and (2) whether the embedded instrument meets the definition of a derivative instrument. When it is determined that both conditions exist, we designate the derivatives as described above, and recognize the derivative at fair value.

     We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative or hedged item expires or is sold, terminated, or exercised, (3) it is determined that the forecasted hedged transaction will no longer occur, (4) a hedged firm commitment no longer meets the definition of a firm commitment, or

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

(5) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through other income (expense), net. For fair value hedges, the underlying asset or liability will no longer be adjusted for changes in fair value and any asset or liability recorded in connection with the hedging relationship (including firm commitments) will be removed from the balance sheet and recorded in current period earnings. For cash flow hedges, gains and losses that were accumulated in other comprehensive income (loss) as a component of shareowners' equity in connection with hedged assets or liabilities or forecasted transactions will be recognized in other income (expense), net in the same period the hedged item affects earnings.

  STOCK-BASED COMPENSATION

     AT&T has a Long-Term Incentive Program under which AT&T grants stock options, performance shares, restricted stock and other awards in AT&T common stock, and an Employee Stock Purchase Plan, which are described more fully in note 12. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has been recognized other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we have modified the terms of the stock option vesting schedule.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     If AT&T had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share amounts would have been as follows:

                                                    AT&T COMMON STOCK            AT&T WIRELESS
                                                         GROUP(1)                    GROUP
                                             --------------------------------   ---------------
                                                      FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------
                                               2003        2002        2001          2001
                                             --------   ----------   --------   ---------------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)..........................   $1,865     $(13,082)    $9,114         $  35
ADD:
  Stock-based employee compensation
     included in reported results from
     continuing operations, net of income
     taxes.................................       75           55         71            --
  Stock-based employee compensation
     included in reported results from
     discontinued operations, net of income
     taxes.................................       --           44         14            --
DEDUCT:
  Total stock-based compensation expense
     determined under the fair value method
     for all awards relating to continuing
     operations, net of income taxes.......     (225)        (288)      (562)           --
  Total stock-based compensation expense
     determined under the fair value method
     for all awards relating to
     discontinued operations, net of income
     taxes.................................       --         (113)      (140)          (17)
                                              ------     --------     ------         -----
Pro forma net income (loss)................   $1,715     $(13,384)    $8,497         $  18
                                              ======     ========     ======         =====
Basic earnings (loss) per share............   $ 2.37     $ (17.53)    $12.51         $0.08
Pro forma basic earnings (loss) per
  share....................................   $ 2.18     $ (17.93)    $11.66         $0.04
Diluted earnings (loss) per share..........   $ 2.36     $ (17.08)    $12.51         $0.08
Pro forma diluted earnings (loss) per
  share....................................   $ 2.17     $ (17.47)    $11.66         $0.04

---------------

(1) AT&T Common Stock Group's results exclude amounts attributable to Liberty Media Group and AT&T Wireless Group tracking stocks.

     Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant.

     Pro forma earnings (loss) for AT&T Common Stock Group from continuing operations was $1,713 million, $730 million and $(1,152) million for 2003, 2002 and 2001, respectively, and from discontinued operations was $(13) million, $(14,582) million and $(4,213) million for 2003, 2002 and 2001, respectively.

     Pro forma earnings (loss) for AT&T Common Stock Group per basic share from continuing operations was $2.18, $0.98 and $(1.58) for 2003, 2002 and 2001, respectively, and from discontinued operations was $(0.02), $(19.53) and $(5.78) for 2003, 2002 and 2001, respectively.

     Pro forma earnings (loss) for AT&T Common Stock Group per diluted share from continuing operations was $2.17, $0.96 and $(1.58) for 2003, 2002 and 2001, respectively, and from discontinued operations was $(0.02), $(19.04) and $(5.78) for 2003, 2002 and 2001, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The pro forma effect on net loss from discontinued operations for AT&T Common Stock Group for 2002 includes expense of $28 million due to the accelerated vesting of AT&T stock options held by AT&T Broadband employees at the date of spin-off. The pro forma effect on net loss from discontinued operations for AT&T Common Stock Group for 2001 includes expense of $10 million due to the conversion of AT&T common stock options in connection with the split-off of AT&T Wireless, and also includes expense of $12 million due to the accelerated vesting of AT&T Wireless stock options held by AT&T employees at the date of the split-off.

     The pro forma effect on net loss from continuing operations for AT&T Common Stock Group available to common shareowners for 2001 includes expense of $40 million due to the conversion of AT&T common stock options in connection with the split-off of AT&T Wireless, and also includes expense of $163 million due to the accelerated vesting of AT&T Wireless stock options held by AT&T employees at the date of split-off.

  EMPLOYEE SEPARATIONS

     In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," AT&T establishes postemployment benefit obligations for expected terminations provided to former or inactive employees after employment but before retirement. These benefits include severance payments, medical coverage, and other benefits.

  ISSUANCE OF COMMON STOCK BY AFFILIATES

     Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such entity, are recognized as increases or decreases to additional paid-in capital as a component of shareowners' equity.

  CONCENTRATIONS

     As of December 31, 2003, other than the guarantee issued in connection with the split-off of AT&T Wireless (see note 9), we do not have any significant concentration of business transacted with a particular customer, supplier, lender or former affiliate that could, if suddenly adversely impacted, severely impact our operations. We also do not have a concentration of available sources of labor, services or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with many high-quality credit institutions.

  RECLASSIFICATIONS AND RESTATEMENTS

     We reclassified certain amounts for previous years to conform to the 2003 presentation.

2.  AT&T RESTRUCTURING AND DISCONTINUED OPERATIONS

     In connection with the restructuring of AT&T announced on October 25, 2000, AT&T Broadband, AT&T Wireless, and Liberty Media Group have all been separated from AT&T.

     AT&T Broadband, which was spun-off from AT&T on November 18, 2002, was accounted for as a discontinued operation pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." AT&T Wireless, which was split-off from AT&T on July 9, 2001, was accounted for as a discontinued operation pursuant to APB Opinion No. 30, "Reporting Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As discontinued operations, the revenue, expenses and cash flows of AT&T Broadband and AT&T Wireless are excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and are reported through their respective dates of

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
separation as net (loss) from discontinued operations and as net cash (used in) provided by discontinued operations.

  AT&T BROADBAND

     On November 18, 2002, AT&T spun-off AT&T Broadband, which was comprised primarily of the AT&T Broadband segment, to AT&T shareowners. Simultaneously, AT&T Broadband combined with Comcast Corporation (Comcast). The combination was accomplished through a distribution of stock to AT&T shareowners, who received
1.6175 shares of Comcast Class A common stock for each share of AT&T they owned at market close on November 15, 2002, the record date. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for AT&T and our shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. Approximately 1.2 billion Comcast shares were issued to AT&T shareowners at a value of approximately $31.1 billion, based on the Comcast stock price on November 18, 2002. AT&T shareowners received a 56% economic stake and a 66% voting interest in Comcast.

     In connection with the non-pro rata spin-off of AT&T Broadband, AT&T wrote up the net assets of AT&T Broadband to fair value. This resulted in a noncash gain on disposition of $1.3 billion, which represented the difference between the fair value of the AT&T Broadband business at the date of the spin-off and AT&T's book value of AT&T Broadband, net of certain charges triggered by the spin-off and their related income tax effect. These charges included compensation expense due to accelerated vesting of stock options, as well as the enhancement of certain incentive plans.

     Revenue for AT&T's Broadband business (which included At Home Corporation through September 2001) was $8.9 billion and $10.1 billion for 2002 and 2001, respectively. Net (loss) from discontinued operations before income taxes was $(20.5) billion and $(8.1) billion for 2002 and 2001, respectively, for the AT&T Broadband business. The loss for 2002 included pretax impairment charges of $16.5 billion ($11.8 billion after taxes) relating to goodwill and franchise costs which were recorded in the second quarter of 2002.

     Interest expense of $359 million and $333 million was allocated to AT&T Broadband in 2002 and 2001, respectively, based on the balance of intercompany debt between AT&T Broadband and AT&T. At the time of the spin-off of AT&T Broadband, this intercompany debt was settled via a $5.8 billion cash distribution from AT&T Broadband and the exchange of $3.5 billion of AT&T notes for notes of AT&T Broadband which are unconditionally guaranteed by Comcast and certain of its subsidiaries.

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

  AT&T WIRELESS

     AT&T issued AT&T Wireless tracking stock in April 2000, which was intended to track the financial performance and economic value of AT&T Wireless Group. The shares initially tracked approximately 16% of the financial performance of AT&T Wireless Group. On May 25, 2001, AT&T completed an exchange offer of AT&T common stock for AT&T Wireless stock. Under the terms of the exchange offer, AT&T issued 5.88 shares of AT&T Wireless Group tracking stock in exchange for each share of AT&T common stock validly tendered. A total of 74.4 million shares of AT&T common stock were tendered in exchange for 437.7 million shares of AT&T Wireless Group tracking stock. In conjunction with the exchange offer, AT&T recorded an $80 million premium as a reduction to net income available to common shareowners. The premium

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
represented the excess of the fair value of the AT&T Wireless Group tracking stock issued over the fair value of the AT&T common stock exchanged.

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless as a separate, independently traded company. All AT&T Wireless Group tracking stock was converted into AT&T Wireless common stock on a one-for-one basis, and 1,136 million shares of AT&T Wireless common stock held by AT&T were distributed to AT&T common shareowners on a basis of 1.609 shares of AT&T Wireless for each AT&T share outstanding. AT&T common shareowners received whole shares of AT&T Wireless common stock and cash payments for fractional shares. The IRS ruled that the transaction qualified as tax-free for AT&T and its shareowners for U.S. federal income tax purposes, with the exception of cash received for fractional shares. The split-off of AT&T Wireless resulted in a tax-free noncash gain on disposition of discontinued operations of $13.5 billion, which represented the difference between the fair value of the AT&T Wireless tracking stock at the date of the split-off and AT&T's book value of AT&T Wireless.

     Revenue for AT&T Wireless was $6.6 billion for 2001. Income from discontinued operations before income taxes for AT&T Wireless was $308 million for 2001. Interest expense of $153 million was allocated to AT&T Wireless in 2001, based on the debt of AT&T that was attributable to AT&T Wireless.

     The noncash impacts of the split-off of AT&T Wireless reflect the split-off of approximately $39.7 billion of net assets which included the $13.5 billion noncash gain on disposition.

  NCR CORP.

     Net (loss) from discontinued operations for 2003 represents an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corp. (NCR), which was spun-off from AT&T in 1996. NCR has been formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, AT&T is required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in 2003, we recorded our estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, AT&T's actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. AT&T is liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

  LUCENT TECHNOLOGIES INC.

     Net (loss) from discontinued operations for 2002 included an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent et al., was a class action lawsuit filed in 1996 in Illinois state court. The complaint sought damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. In accordance with the

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
separation and distribution agreement between AT&T and Lucent, AT&T's estimated proportionate share of the settlement and legal costs totaled $45 million pretax ($33 million after taxes). Depending upon the number of claims submitted and accepted, the actual cost of the settlement to AT&T may be different than the amounts accrued. While similar consumer class actions are pending in various state courts, the Illinois state court has held that the class it certified covers claims in the other state court class actions.

  SUMMARY

     Following is a summary of net (loss) from discontinued operations, net of income taxes:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                            2003     2002      2001
                                                            ----   --------   -------
                                                              (DOLLARS IN MILLIONS)
AT&T Broadband, net of income tax benefits of $6,002 and
  $3,873..................................................  $ --   $(14,480)  $(4,202)
AT&T Wireless, net of income taxes of $(158)..............    --         --       150
NCR, net of income taxes of $0............................   (13)        --        --
Lucent, net of income tax benefit of $12..................    --        (33)       --
                                                            ----   --------   -------
Net (loss) from discontinued operations, net of income
  taxes...................................................  $(13)  $(14,513)  $(4,052)
                                                            ====   ========   =======

  LIBERTY MEDIA GROUP

     As a result of our merger with Tele-Communications, Inc. (TCI) in 1999, we acquired Liberty Media Group (LMG). Although LMG was wholly owned, we accounted for it as an equity method investment since we did not have a controlling financial interest. On August 10, 2001, AT&T completed the split-off of Liberty Media Corporation as an independent, publicly-traded company. AT&T redeemed each outstanding share of Class A and Class B LMG tracking stock for one share of Liberty Media Corporation's Series A and Series B common stock, respectively. The IRS ruled that the split-off of Liberty Media Corporation qualified as a tax-free transaction for AT&T, Liberty Media and their shareowners. The operating results of LMG through July 31, 2001, the deemed effective split-off date for accounting purposes, are reflected as equity (losses) from Liberty Media Group. At the time of disposition, AT&T did not exit the line of business that Liberty Media Group operated in; therefore, at the time of its separation, Liberty Media Group was not accounted for as a discontinued operation.

     Upon split-off, AT&T paid LMG $803 million pursuant to a tax-sharing agreement related to TCI net operating losses generated prior to AT&T's merger with TCI. In addition, in 2002, AT&T received approximately $114 million from LMG related to taxes pursuant to a tax-sharing agreement between LMG and AT&T Broadband, which existed prior to the TCI merger.

     Summarized results of operations for LMG were as follows:

                                                              FOR THE SEVEN MONTHS
                                                               ENDED JULY 31, 2001
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Revenue.....................................................         $ 1,190
Operating (loss)............................................            (426)
(Loss) from continuing operations before cumulative effect
  of accounting change......................................          (2,711)
Cumulative effect of accounting change......................             545
Net (loss)..................................................          (2,166)

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

3.  IMPACTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION (FIN) NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES -- AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51"

     Effective July 1, 2003, AT&T early adopted FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on the new standard, two entities that AT&T leased buildings from qualified as VIEs and, therefore, became subject to consolidation as of July 1, 2003. AT&T had no ownership interest in either entity, but provided guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. Upon adoption, FIN No. 46 added approximately $433 million of assets (included in property, plant and equipment of AT&T Business Services and Corporate and Other group) and $477 million of liabilities (included in short-term debt) to our consolidated balance sheet, which resulted in a charge of $27 million after taxes ($44 million pretax) as the cumulative effect of an accounting change in the third quarter of 2003. In November 2003, AT&T exercised its purchase option on these leased buildings and thus repaid the associated debt. The noncash impact of the adoption of this interpretation on the balance sheet at December 31, 2003, includes a $433 million increase in property, plant and equipment.

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

     AT&T historically included in its group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, upon adoption of SFAS No. 143, AT&T reversed the amount previously accrued in accumulated depreciation. As of January 1, 2003, AT&T recorded income of $42 million as the cumulative effect of a change in accounting principle, primarily related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, partially offset by the cumulative effect impact on accumulated depreciation, has resulted in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets will be reflected in the period incurred within costs of services and products.

  SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, AT&T adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore, no impairment loss was recognized. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $856 million, net of taxes of $530 million, was recorded relating to the discontinued operation of AT&T Broadband in the first quarter of 2002. At December 31, 2002, this amount is included in the cumulative effect of accounting changes.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The table below presents the impact of SFAS No. 142 on net (loss) income and (loss) earnings per share, had the standard been in effect on January 1, 2001:

                                                        AT&T               AT&T          LIBERTY
                                                    COMMON STOCK         WIRELESS         MEDIA
                                                       GROUP              GROUP           GROUP
                                                 ------------------   --------------   -----------
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2002      2001          2001           2001
                                                 --------   -------   --------------   -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
Reported income (loss) from continuing
  operations...................................  $    963   $    71       $  --          $(2,711)
Dividend requirements of preferred stock.......        --      (652)         --               --
Premium on exchange of AT&T Wireless tracking
  stock........................................        --       (80)         --               --
Reported income (loss) from continuing
  operations available to common shareowners...       963      (661)         --           (2,711)
Add back amortization, net of taxes:
  Goodwill.....................................        --       175          --              350
  Equity method excess basis...................        --        37          --              346
  Franchise costs..............................        --        --          --                4
Adjusted income (loss) from continuing
  operations available to common shareowners...       963      (449)         --           (2,011)
Reported (loss) income from discontinued
  operations...................................   (14,513)   (4,087)         35               --
Add back discontinued operations amortization,
  net of taxes.................................        --     1,588          36               --
Gain on disposition of discontinued
  operations...................................     1,324    13,503          --               --
Cumulative effect of accounting changes........      (856)      359          --              545
Adjusted net (loss) income available to common
  shareowners..................................  $(13,082)  $10,914       $  71          $(1,466)
Basic (loss) earnings per share:
Reported basic earnings (loss) per share from
  continuing operations........................  $   1.29   $ (0.91)      $  --          $ (1.05)
Add back amortization, net of taxes:
  Goodwill.....................................        --      0.24          --             0.14
  Equity method excess basis...................        --      0.05          --             0.13
  Franchise costs..............................        --        --          --               --
Adjusted basic earnings (loss) per share from
  continuing operations........................      1.29     (0.62)         --            (0.78)
Reported (loss) earnings from discontinued
  operations...................................    (19.44)    (5.60)       0.08               --
Add back discontinued operations amortization,
  net of taxes.................................        --      2.18        0.08               --
Gain on disposition of discontinued
  operations...................................      1.77     18.53          --               --
Cumulative effect of accounting changes........     (1.15)     0.49          --             0.21

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                        AT&T               AT&T          LIBERTY
                                                    COMMON STOCK         WIRELESS         MEDIA
                                                       GROUP              GROUP           GROUP
                                                 ------------------   --------------   -----------
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2002      2001          2001           2001
                                                 --------   -------   --------------   -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Adjusted basic (loss) earnings per share.......  $ (17.53)  $ 14.98       $0.16          $ (0.57)
Diluted (loss) earnings per share:
Reported diluted earnings (loss) per share from
  continuing operations........................  $   1.26   $ (0.91)      $  --          $ (1.05)
Add back amortization, net of taxes:
  Goodwill.....................................        --      0.24          --             0.14
  Equity method excess basis...................        --      0.05          --             0.13
  Franchise costs..............................        --        --          --               --
Adjusted diluted earnings (loss) per share from
  continuing operations........................      1.26     (0.62)         --            (0.78)
Reported (loss) earnings from discontinued
  operations...................................    (18.95)    (5.60)       0.08               --
Add back discontinued operations amortization,
  net of taxes.................................        --      2.18        0.08               --
Gain on disposition of discontinued
  operations...................................      1.73     18.53          --               --
Cumulative effect of accounting changes........     (1.12)     0.49          --             0.21
Adjusted diluted (loss) earnings per share.....  $ (17.08)  $ 14.98       $0.16          $ (0.57)

  ADOPTION OF SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     Effective January 1, 2001, AT&T adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001, resulted in a pretax cumulative-effect increase to income of $1,482 million ($904 million after taxes); $581 million ($359 million after taxes) was attributable to AT&T, excluding LMG, and $901 million ($545 million after taxes) was attributable to LMG.

     AT&T's cumulative-effect increase to net income of $359 million, excluding LMG, was comprised of $130 million related to continuing operations primarily attributable to warrants held in both public and private companies, and $229 million related to discontinued operations primarily attributable to embedded and non-embedded net purchase options related to indexed debt instruments.

     Upon adoption, AT&T, as permitted by SFAS No. 133, reclassified certain securities from available-for-sale to trading. This reclassification resulted in the recognition, in earnings, of losses previously recorded within accumulated other comprehensive loss. A portion of the loss ($1.6 billion pretax; $1.0 billion after taxes) was recorded as part of the cumulative effect of adoption. This loss completely offset a gain on the indexed debt obligation that had been considered a hedge of Comcast, Microsoft Corporation (Microsoft) and Vodafone plc available-for-sale securities. The reclassification of securities also resulted in a pretax charge of $1.2 billion ($0.7 billion after taxes) recorded in net (loss) from discontinued operations.

     LMG's cumulative-effect increase to income of $545 million was primarily attributable to separately recording the embedded call option obligations associated with LMG's senior exchangeable debentures. Also

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
included in the cumulative effect was $87 million previously included in accumulated other comprehensive loss primarily related to changes in the fair value of LMG's warrants and options to purchase certain available-for-sale securities.

4.  SUPPLEMENTARY FINANCIAL INFORMATION

  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2003   2002     2001
                                                              ----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Included in Selling, General and Administrative Expenses:
Research and development expenses...........................  $277   $ 254   $  274
                                                              ====   =====   ======
Advertising and promotional expenses........................  $621   $ 814   $  874
                                                              ====   =====   ======
Other income (expense), net:
Investment-related income...................................  $177   $ 116   $  285
Net gains on sales of businesses and investments............    53      30    1,231
Settlements associated with businesses disposed of..........    39     107      154
Loss on early extinguishment of debt........................   (85)     --       --
Aircraft leveraged lease write-downs........................   (65)   (244)      --
Net revaluation of certain financial instruments............    (7)     (8)     150
Cost investment impairment charges..........................    (2)   (146)    (531)
Miscellaneous, net..........................................    81      68       38
                                                              ----   -----   ------
Total other income (expense), net...........................  $191   $ (77)  $1,327
                                                              ====   =====   ======

  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Property, plant and equipment:
Communications, network and other equipment.................   $49,674     $48,169
Buildings and improvements..................................     8,667       8,129
Land and improvements.......................................       335         327
                                                               -------     -------
Total property, plant and equipment.........................    58,676      56,625
Accumulated depreciation....................................    34,300      31,021
                                                               -------     -------
Property, plant and equipment, net..........................   $24,376     $25,604
                                                               =======     =======

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                               2003           2002
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Income taxes payable........................................   $472           $362
                                                               ====           ====

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                             AT&T       AT&T
                                                           BUSINESS   CONSUMER
                                                           SERVICES   SERVICES   TOTAL
                                                           --------   --------   ------
                                                              (DOLLARS IN MILLIONS)
Goodwill:
Balance at January 1, 2003...............................   $4,556      $70      $4,626
Translation adjustment...................................      175       --         175
                                                            ------      ---      ------
Balance at December 31, 2003.............................   $4,731      $70      $4,801
                                                            ======      ===      ======

                                                            GROSS
                                                           CARRYING   ACCUMULATED
                                                            AMOUNT    AMORTIZATION   NET
                                                           --------   ------------   ----
                                                               (DOLLARS IN MILLIONS)
Amortizable Other Purchased Intangible Assets:
  Customer lists and relationships.......................    $557         $132       $425
  Other..................................................     243          112        131
                                                             ----         ----       ----
  Balance at December 31, 2002...........................    $800         $244       $556
                                                             ====         ====       ====
  Customer lists and relationships.......................    $548         $162       $386
  Other..................................................     271          158        113
                                                             ----         ----       ----
Balance at December 31, 2003.............................    $819         $320       $499
                                                             ====         ====       ====

     The amortization expense associated with purchased intangible assets for the years ended December 31, 2003 and 2002, was $71 million and $83 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for the years ending December 31, 2004, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008.

  Leveraged Leases:

     We lease airplanes, energy-producing facilities and transportation equipment to third parties under leveraged leases having original terms of 10 to 30 years, expiring in various years from 2006 through 2020. The following is a summary of our investment in leveraged leases, which is primarily included in other assets:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Rental receivables (net of nonrecourse debt)(1).............   $ 456        $ 476
Estimated unguaranteed residual values......................     359          483
Unearned income.............................................    (153)        (211)
Allowance for credit losses.................................     (22)         (23)
                                                               -----        -----
Investment in leveraged leases (included in other assets)...     640          725
Deferred taxes..............................................     877          932
                                                               -----        -----
Net investment..............................................   $(237)       $(207)
                                                               =====        =====

---------------

(1) Rental receivables are net of nonrecourse debt of $1.3 billion and $1.4 billion at December 31, 2003 and 2002, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                                                                   ACCUMULATED
                                                    NET REVALUATION      NET          OTHER
                                      NET FOREIGN     OF CERTAIN       MINIMUM    COMPREHENSIVE
                                       CURRENCY        FINANCIAL       PENSION       INCOME
                                      TRANSLATION     INSTRUMENTS     LIABILITY      (LOSS)
                                      -----------   ---------------   ---------   -------------
                                                        (DOLLARS IN MILLIONS)
Accumulated other comprehensive
  income (loss):
Balance at January 1, 2002..........     $(151)          $(159)         $ (32)        $(342)
Broadband spin......................        --             (20)            28             8
Change..............................       132             319           (185)          266
                                         -----           -----          -----         -----
Balance at December 31, 2002........       (19)            140           (189)          (68)
Change..............................       219            (115)           113           217
                                         -----           -----          -----         -----
Balance at December 31, 2003........     $ 200           $  25          $ (76)        $ 149
                                         =====           =====          =====         =====

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2003    2002     2001
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Other comprehensive income (loss):
Net foreign currency translation adjustment [net of taxes of
  $(136), $(82) and $160](1)................................  $ 219   $ 132   $ (250)
Net revaluation of certain financial instruments:
  Unrealized gains (losses) [net of taxes of $(45), $340,
     and $(343)](2).........................................     72    (550)     475
  Recognition of previously unrealized (gains) losses on
     available-for-sale securities [net of taxes of $116,
     $(539) and $(950)](3)..................................   (187)    869    1,535
Net minimum pension liability adjustment [net of taxes of
  $(69), $112 and $14]......................................    113    (185)     (18)
                                                              -----   -----   ------
Total other comprehensive income............................  $ 217   $ 266   $1,742
                                                              =====   =====   ======

---------------

(1) Includes LMG's foreign currency translation adjustments, net of taxes of $149 million from January 1, 2001 through July 31, 2001.

(2) Includes LMG's unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,286) million from January 1, 2001 through July 31, 2001.

(3) See below for a summary of recognition of previously unrealized (gains) losses on available-for-sale securities.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------
                                            2003                   2002                   2001
                                    --------------------   --------------------   --------------------
                                    PRETAX   AFTER TAXES   PRETAX   AFTER TAXES   PRETAX   AFTER TAXES
                                    ------   -----------   ------   -----------   ------   -----------
                                                          (DOLLARS IN MILLIONS)
Summary of Recognition of
  Previously Unrealized (Gains)
  Losses on
  Available-for-Sale-Securities:
AT&T Group:
  Other income/expense, net:
     Sale/exchange of various
       securities.................  $(203)      $(125)     $   --      $ --       $ (238)    $ (147)
     Other financial instrument
       activity...................   (100)        (62)         28        17           --         --
     Other-than-temporary
       investment impairments.....     --          --         148        91          475        293
  Income from discontinued
     operations:
     Other-than-temporary
       investment impairments.....     --          --       1,232       761          510        315
     Reclassification of
       securities to "trading" in
       conjunction with the
       adoption of SFAS No.
       133(1).....................     --          --          --        --        1,154        713
  Sales of various securities.....     --          --          --        --          555        343
Liberty Media Group:
     Earnings (losses) from
       Liberty Media Group:
     Sales of various
       securities.................     --          --          --        --          173        105
     Cumulative effect of
       accounting change(1).......     --          --          --        --         (144)       (87)
                                    -----       -----      ------      ----       ------     ------
Total recognition of previously
  unrealized (gains) losses.......  $(303)      $(187)     $1,408      $869       $2,485     $1,535
                                    =====       =====      ======      ====       ======     ======

---------------

(1) See note 3 for a detailed discussion.

  SUPPLEMENTARY CASH FLOWS INFORMATION

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                             2003      2002     2001
                                                           --------   ------   ------
                                                             (DOLLARS IN MILLIONS)
Interest payments, net of capitalized interest of $35,
  $61 and $121...........................................  $  1,258   $1,532   $1,537
Income tax (receipts) payments...........................  $ (1,201)  $ (814)  $1,441

5.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     During 2001, in addition to AT&T common stock, the AT&T Wireless Group and Liberty Media Group tracking stocks were outstanding. The tracking stocks represented an interest in the economic performance of the net assets of each of the respective groups. The earnings attributable to AT&T Wireless Group and Liberty Media Group were excluded from the earnings attributable to the AT&T Common Stock Group. On July 9 and August 10, 2001, AT&T Wireless and Liberty Media Group, respectively, were separated from AT&T and the tracking stocks were redeemed (see note 2).

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Income (loss) attributable to the different classes of AT&T common stock for the year ended December 31, 2001, is as follows:

                                                 AT&T         AT&T     LIBERTY    TOTAL
                                             COMMON STOCK   WIRELESS    MEDIA     AT&T
                                                GROUP        GROUP      GROUP     2001
                                             ------------   --------   -------   -------
Income (loss) from continuing operations
  before cumulative effect of accounting
  change...................................    $    71        $--      $(2,711)  $(2,640)
Dividend requirements of preferred stock...       (652)        --           --      (652)
Premium on exchange of AT&T Wireless
  tracking stock...........................        (80)        --           --       (80)
                                               -------        ---      -------   -------
Income (loss) from continuing operations
  attributable to common shareowners.......       (661)        --       (2,711)   (3,372)
(Loss) income from discontinued
  operations...............................     (4,087)        35           --    (4,052)
Gain on disposition of discontinued
  operations...............................     13,503         --           --    13,503
Cumulative effect of accounting change.....        359         --          545       904
                                               -------        ---      -------   -------
Net income (loss) attributable to common
  shareowners..............................    $ 9,114        $35      $(2,166)  $ 6,983
                                               =======        ===      =======   =======

  AT&T COMMON STOCK GROUP

     Basic earnings per common share (EPS) is computed by dividing income attributable to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by AT&T to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

     A reconciliation of the share components for AT&T Common Stock Group basic to diluted EPS calculations is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          2003(1)    2002(1)    2001(1)(2)
                                                          --------   --------   -----------
                                                                (SHARES IN MILLIONS)
Weighted-average common shares..........................    788        746          729
Effect of dilutive securities:
  Stock options and restricted stock units..............      1          1           --
  Preferred stock of subsidiary.........................     --          3           --
  Convertible quarterly income preferred securities.....     --         16           --
                                                            ---        ---          ---
Weighted-average common shares and potential common
  shares................................................    789        766          729
                                                            ===        ===          ===

---------------

(1) No adjustments were made to income for the computation of diluted EPS.

(2) As AT&T reported a loss from continuing operations for 2001, the effects of including incremental shares are antidilutive; therefore, both basic and diluted EPS reflect the same calculation.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  Preferred Stock of Subsidiary

     Pursuant to the AT&T Broadband and Comcast merger agreement, AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock (TCI Pacific preferred stock) for AT&T common stock. All outstanding shares of TCI Pacific preferred stock were either exchanged or redeemed for AT&T common stock during 2001 and 2002 (see note 10). Dividends were included in net (loss) from discontinued operations for 2002 and 2001.

  Convertible Quarterly Income Preferred Securities (Quarterly Preferred Securities)

     On June 16, 1999, AT&T Finance Trust I, a wholly owned subsidiary of AT&T, completed the private sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (quarterly preferred securities) to Microsoft. Such securities were convertible into AT&T common stock. However, in connection with the AT&T Broadband spin-off (see note 2), Comcast assumed the quarterly preferred securities and Microsoft agreed to convert these preferred securities into shares of Comcast common stock. Dividends were included in net (loss) from discontinued operations for 2002 and 2001.

  AT&T WIRELESS GROUP

     Basic EPS from discontinued operations for AT&T Wireless Group for 2001 through June 30, 2001, the deemed effective split-off date for accounting purposes, was computed by dividing income attributable to AT&T Wireless Group by the weighted-average number of shares outstanding of AT&T Wireless Group of 438 million.

  LIBERTY MEDIA GROUP

     Basic loss earnings per share for LMG through July 31, 2001, the deemed effective split-off date for accounting purposes, was computed by dividing losses attributable to LMG by the weighted-average number of LMG shares outstanding of 2,582 million. Potentially dilutive securities, including fixed and nonvested performance awards and stock options, have not been factored into the dilutive calculations because past history indicated that these contracts were generally settled in cash.

6.  NET RESTRUCTURING AND OTHER CHARGES

     Net restructuring and other charges of $201 million for the year ended December 31, 2003, primarily consisted of separation costs associated with our management realignment efforts (which included approximately $9 million of pension curtailment losses). The separations were involuntary and impacted approximately 2,000 managers, more than 90% of whom have exited the business as of December 31, 2003. These activities were partially offset by the net reversal of $17 million of excess vintage employee separation liabilities.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table displays the activity and balances of the restructuring reserve account:

                                                               TYPE OF COST
                                              -----------------------------------------------
                                               EMPLOYEE
                                              SEPARATIONS   FACILITY CLOSINGS   OTHER   TOTAL
                                              -----------   -----------------   -----   -----
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2001..................     $ 242            $174          $ 36    $ 452
  Additions.................................       474             166            12      652
  Deductions................................      (230)            (36)          (29)    (295)
                                                 -----            ----          ----    -----
Balance at December 31, 2001................       486             304            19      809
  Additions.................................       306              78            --      384
  Deductions................................      (413)            (99)          (16)    (528)
                                                 -----            ----          ----    -----
Balance at December 31, 2002................       379             283             3      665
  Additions.................................       208              --            --      208
  Deductions................................      (431)            (78)           (1)    (510)
                                                 -----            ----          ----    -----
Balance at December 31, 2003................     $ 156            $205          $  2    $ 363
                                                 =====            ====          ====    =====

     In addition to the new exit plans recorded during 2002, total additions for 2002 in the table above also includes $39 million facility closing reserves recorded by Concert in 2001 and transferred to AT&T as part of the unwind of that joint venture.

     Deductions in 2003, 2002 and 2001, primarily reflect total cash payments of $455 million, $410 million and $249 million, respectively. These cash payments include cash termination benefits of $377 million, $328 million and $202 million, respectively, which were primarily funded through cash from operations. Deductions also included reversals of excess vintage reserves of $17 million, $109 million and $33 million in 2003, 2002 and 2001, respectively. Additionally, in 2003, 2002 and 2001, there were reserve transfers of $38 million, $9 million and $13 million, respectively, out of the restructuring liability to long-term liability accounts primarily as a result of exiting managers deferring severance payments and accelerated vesting of equity awards (mostly related to executives). Substantially all of the employee headcount reductions associated with the 2002 and 2003 business restructuring plans have occurred as of December 31, 2003.

     In 2002, net restructuring and other charges were $1,437 million, which included a $1,029 million charge for the impairment of the net assets of our consolidated subsidiary, AT&T Latin America, a $204 million impairment charge related to certain Digital Subscriber Line (DSL) assets and net business restructuring charges of $204 million.

     In December 2002, the AT&T Board of Directors approved a plan for AT&T to sell its approximate 95% voting stake in AT&T Latin America in its current condition. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this action, we classified AT&T Latin America as an asset held for sale at fair market value in accordance with SFAS No. 144, and accordingly, recorded a $1,029 million asset impairment charge to write down AT&T Latin America's assets. Our investment in AT&T Latin America was not recorded as a discontinued operation as we did not eliminate the cash flows generated from providing telecommunications services in the respective countries of Latin America. This charge was recorded within our AT&T Business Services segment.

     An impairment charge of $204 million was recorded relating to certain DSL assets (including internal-use software, licenses, and property, plant and equipment) that would not be utilized by AT&T as a result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we signed an agreement with Covad Communications to offer DSL services over its network. As a

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
result, the assets in these areas were impaired. This charge was recorded within our AT&T Consumer Services segment.

     Net business restructuring charges of $204 million recorded in 2002 consisted of new exit plans totaling $377 million and reversals of liabilities associated with prior years' exit plans of $173 million. The new plans primarily consisted of $334 million for employee separation costs ($28 million of which was recorded as a pension liability associated with management employees to be separated in 2002 which was funded from the pension trust) and $39 million of facility closing reserves. These exit plans separated slightly more than 4,800 employees, approximately one-half of whom were management employees and one-half were non-management employees. The majority of these employee separations were involuntary.

     The $173 million reversal primarily consisted of $124 million of employee separation costs (approximately $48 million of which was reversed from the pension liability) and $26 million related to prior plan facility closings that were deemed to be no longer necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given industry conditions at that time, as well as the redeployment of certain employees to different functions.

     During 2001, net restructuring and other charges of $1,036 million were primarily comprised of $862 million for employee separations, of which $388 million related to benefits to be paid from pension assets, as well as pension and postretirement curtailment losses, and $166 million for facility closings. These charges were slightly offset by the reversal of $33 million related to business restructuring plans announced in the fourth quarter of 1999 and the first quarter of 2000 (of which $15 million related to employee separations and $18 million related to contract terminations).

     The charge covered separation costs for approximately 10,000 employees, approximately one-half of whom were management employees and one-half were non-management employees. More than 9,000 employee separations related to involuntary terminations and the remaining 1,000 were voluntary.

7.  INVESTMENTS

  EQUITY METHOD INVESTMENTS

     We have investments in various companies and partnerships that are accounted for under the equity method of accounting and included within other assets. Under the equity method, investments are stated at initial cost, and are adjusted for subsequent contributions and our share of earnings, losses and distributions as well as declines in value that are "other than temporary." At December 31, 2003 and 2002, we had equity investments included within other assets of $128 million and $135 million, respectively. Distributions from equity investments totaled $14 million, $5 million and $25 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Summarized combined financial information for investments accounted for under the equity method that were significant to AT&T's financial results in 2001 is as follows:

                                                                              OTHER EQUITY
                                              AT&T CANADA(1)    CONCERT(2)   INVESTMENTS(3)
                                             ----------------   ----------   --------------
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------
                                              2002      2001       2001           2001
                                             -------   ------   ----------   --------------
                                                         (DOLLARS IN MILLIONS)
Revenue....................................  $   947   $1,000    $ 6,189         $3,813
Operating (loss) income....................     (853)    (226)    (3,574)            86
(Loss) from continuing operations before
  extraordinary items and cumulative effect
  of accounting changes....................   (1,247)    (521)    (3,609)           (18)
Net (loss).................................  $(2,220)  $ (518)   $(3,609)        $  (20)

                                            AT DECEMBER 31,
                                                 2002
                                         ---------------------
                                         (DOLLARS IN MILLIONS)
Current assets.........................         $   386
Non-current assets.....................             496
Current liabilities....................           3,152
Non-current liabilities................              41

---------------

(1) The remaining interest in AT&T Canada was disposed of in February 2003; therefore, financial information for 2003 is not applicable.

(2) The Concert joint venture was unwound in April 2002; therefore, financial information for 2002 and 2003 is not applicable.

(3) In 2002 and 2003, equity investments were not significant to our financial results either individually or on a combined basis.

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

     In 2001, the agreement to dissolve the Concert venture impacted our intent and ability to hold our investment in Concert; therefore, we recorded a $1.8 billion after-tax impairment charge ($2.9 billion pretax) included in net (losses) related to other equity investments. The charge related to the difference between the fair market value of the net assets AT&T was to receive in the transaction and the carrying value of AT&T's investment in Concert. Certain items reserved for in 2001 were favorably settled, resulting in after-tax reversals of $59 million and $60 million in 2003 and 2002, respectively, which were recorded within net (losses) related to other equity investments.

  AT&T Canada

     AT&T had an approximate 31% ownership interest in AT&T Canada. Pursuant to a 1999 merger agreement, AT&T had a commitment to purchase, or arrange for another entity to purchase, the publicly owned shares of AT&T Canada for the greater of a contractual floor price or the fair market value (the Back-end Price). The floor price accreted 4% each quarter, commencing on June 30, 2000.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In 2002 and 2001, AT&T recorded charges reflecting the estimated loss on this commitment. The charges represented the difference between the fair value of the underlying publicly owned shares of AT&T Canada and the price AT&T had committed to pay for them, including the 4% accretion of the floor price. After-tax charges of $0.3 billion ($0.5 billion pretax) and $1.8 billion ($3.0 billion pretax) were recorded within net (losses) related to other equity investments for 2002 and 2001, respectively.

     During 2002, AT&T arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, AT&T agreed to fund the purchase price on behalf of the third parties. Tricap and CIBC Partners made a nominal payment to AT&T upon completion of the purchase in October 2002. Although AT&T held an equity interest in AT&T Canada throughout 2002, we did not record equity earnings or losses since our investment balance was written down to zero largely through losses generated by AT&T Canada. In February 2003, we disposed of all of our AT&T Canada shares.

 Alestra S. de R.L. de C.V.

     We own a 49% economic interest in Alestra S. de R.L. de C.V. (Alestra), a telecommunications company in Mexico. During 2001, we stopped recording equity losses in Alestra due to the fact that we had no commitment to fund Alestra or to provide any other financial support. During 2002, Alestra experienced financial difficulties and sought to restructure its existing indebtedness to reduce the outstanding aggregate amount of the notes, to lower interest payments and extend the maturity on the notes. In 2003, Alestra completed the debt restructuring and AT&T and the other shareholders agreed to provide additional funding to Alestra. As a result, we funded $49 million to Alestra. In accordance with Emerging Issues Task Force issue 02-18, "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition," we recognized suspended losses in Alestra of $29 million during 2003.

 Impairments -- Equity Investments

     Declines in value of equity method investments judged to be other than temporary are recorded in net (losses) related to other equity investments. In 2002 and 2001, we recorded impairment charges on equity method investments of $0.3 billion after taxes ($0.5 billion pretax), and $4.3 billion after taxes ($7.0 billion pretax), respectively. There were no material impairment charges recorded on equity method investments in 2003.

     The 2002 charges primarily related to AT&T Canada and the 2001 charges primarily related to AT&T Canada and Concert, as discussed above. In addition, in 2001, we recorded an impairment charge on our investment in Net2Phone, Inc. (Net2Phone) of $0.7 billion after taxes ($1.1 billion pretax). This charge resulted from the deterioration of market valuations of Internet-related companies. In October 2001, we contributed our investment in Net2Phone to NTOP Holdings, LLC (NTOP), and received a 10% ownership interest in NTOP, which was subsequently sold in December 2002.

  COST METHOD INVESTMENTS

     At December 31, 2003 and 2002, we had cost method investments included in other assets of $57 million and $581 million, respectively. Approximately $0.5 billion of these investments at December 31, 2002, were indexed to certain long-term debt instruments, which were subsequently redeemed in February 2003 (see note 8). Under the cost method, earnings are recognized only to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. Cost investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of taxes, recorded as a separate component of other comprehensive income (loss) in shareowners' equity. As of December 31, 2003, there were no unrealized holding losses recorded.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

 Impairments -- Cost Method Investments

     Declines in value of available-for-sale securities, judged to be other-than-temporary, are recorded in other income (expense), net. During 2002 and 2001, we believed that we would not recover our cost basis on certain investments in the foreseeable future given the significant decline in stock prices, the length of time these investments had been below market, and industry specific issues. Accordingly, we believed the declines in value were other-than-temporary and, as a result, recorded investment impairment charges on such securities of $0.1 billion after taxes ($0.1 billion pretax) and $0.3 billion after taxes ($0.5 billion pretax) for 2002 and 2001, respectively. The 2002 and 2001 impairments primarily consisted of charges related to Time Warner Telecom, which was the result of significant changes in the general business climate, as evidenced by the severe downward movement in the U.S. stock market, including the decline in the value of publicly-traded industry stocks. Our investment in Time Warner Telecom was subsequently sold in 2003. In addition, during 2002, we recorded a pretax impairment charge of $0.6 billion related to our holdings in AT&T Wireless, which was monetized by debt indexed to the value of the AT&T Wireless shares (see note 8). The debt contained an embedded derivative that was designated as a cash flow hedge. At the time, we recognized the other-than-temporary decline in the value of AT&T Wireless as an expense, and, as permitted by SFAS No. 133, we also recognized, in earnings, the previously unrecognized gain on the embedded derivative of $0.6 billion pretax, resulting in no net income impact. There were no material impairment charges recorded on cost method investments in 2003.

 AT&T Wireless Group

     On July 9, 2001, AT&T completed the split-off of AT&T Wireless (see note
2). At that time, AT&T retained an approximate 7.3% interest in AT&T Wireless common stock. In 2001, we recorded a $0.5 billion tax-free gain associated with the disposal of a portion of this ownership interest in a debt-for-equity exchange in other income (expense), net.

     In February 2003, AT&T redeemed exchangeable notes that were indexed to AT&T Wireless common stock. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash (see note 8). Also in February, AT&T sold its remaining investment in AT&T Wireless (approximately
12.2 million shares) for $72 million, resulting in a gain of $22 million recorded in other income (expense), net.

  Japan Telecom Co. Ltd.

     On April 27, 2001, AT&T completed the sale of its 10% stake in Japan Telecom Co. Ltd. to Vodafone for $1.35 billion in cash. The proceeds from the transaction were split evenly between AT&T and AT&T Wireless Group since AT&T Wireless Group held approximately one-half of AT&T's investment. The transaction resulted in a pretax gain of approximately $0.5 billion recorded in other income (expense), net and a pretax gain of approximately $0.5 billion recorded in net
(loss) from discontinued operations.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

8.  DEBT OBLIGATIONS

  DEBT MATURING WITHIN ONE YEAR

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Commercial paper............................................   $  753      $1,091
Short-term notes............................................      150       1,086
Currently maturing long-term debt...........................      436       1,581
Other.......................................................        4           4
                                                               ------      ------
Total debt maturing within one year.........................   $1,343      $3,762
                                                               ======      ======
Weighted-average interest rate of short-term debt(1)........      1.3%        3.4%

---------------

(1) Excludes currently maturing long-term debt.

  SECURITIZATIONS

     During 2003, we renewed our AT&T Consumer Services customer accounts receivable securitization facility and entered into a new AT&T Business Services customer accounts receivable securitization facility, both of which extend through July 2004. Under the program, accounts receivable are sold on a discounted, revolving basis, to special-purpose, wholly-owned and fully consolidated subsidiaries of AT&T, which assign interests in such receivables to unrelated third-party financing entities. Together, the programs provided $1.65 billion of available financing at December 31, 2003, limited by the eligible receivables balance, which varies from month to month. In March 2004, AT&T reduced the combined facility size to $1.45 billion, limited by the eligible receivables balance. The facilities require AT&T to meet a debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1. At December 31, 2003, we were in compliance with this covenant. At December 31, 2003, the available financing was collateralized by $3.0 billion of accounts receivable. Approximately $150 million was outstanding at December 31, 2003 and 2002, and was included in short-term notes in the table above.

  CREDIT FACILITY

     At December 31, 2003, we had a $2.0 billion syndicated 364-day credit facility available to us that was entered into October 8, 2003. The credit facility contains an option to extend the term of the agreement for an additional 364-day period beyond October 7, 2004. Up to $300 million of the facility can be utilized for letters of credit, which reduces the amount available. At December 31, 2003, approximately $118 million of letters of credit were outstanding under the facility. Additionally, the credit facility contains a financial covenant that requires AT&T to meet a debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1 and an EBITDA-to-net interest expense ratio (as defined in the credit agreement) of at least 3.50 to
1. for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2003, we were in compliance with these covenants.

     Pursuant to the definitions in the credit facility and securitization facilities, business restructuring and asset impairment charges have no impact on the EBITDA financial covenants.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  LONG-TERM DEBT

                                                                           AT DECEMBER 31,
                                                                        ---------------------
                                                                         2003(1)     2002(1)
                                                                        ---------   ---------
                                                                        (DOLLARS IN MILLIONS)
DEBENTURES AND NOTES
INTEREST RATES(2)                        MATURITIES
-----------------                        ----------
5.63% - 6.00%         2009   .........................................   $ 1,028     $ 1,455
6.38% - 6.50%         2013 - 2029.....................................       411       6,678
6.75% - 7.50%         2004 - 2006.....................................     4,958       2,449
7.75% - 8.85%         2004 - 2031.....................................     6,043       6,796
9.90% - 10.00%        2004   .........................................        10          13
Variable rate         2005 - 2054.....................................       980       3,012
                                                                         -------     -------
Total debentures and notes............................................    13,430      20,403
Other.................................................................        97         105
Unamortized discount, net.............................................       (25)       (115)
                                                                         -------     -------
Total long-term debt..................................................    13,502      20,393
Less: currently maturing long-term debt...............................       436       1,581
                                                                         -------     -------
Net long-term debt....................................................   $13,066     $18,812
                                                                         =======     =======

---------------

(1) Debt amounts are included within the range of interest rates that are applied at each respective balance sheet date. See below for a discussion of interest rate changes that occurred during 2003.

(2) The actual interest paid on our debt obligations may have differed from the stated amount due to our entering into interest rate swap contracts to manage our exposure to interest rate risk and our strategy to reduce finance costs (see note 9).

     The following table shows maturities at December 31, 2003, of the $13.5 billion in total long-term obligations:

2004   2005     2006    2007   2008   LATER YEARS
----  ------   ------   ----   ----   -----------
              (DOLLARS IN MILLIONS)
$436  $1,204   $4,326   $297    $4      $7,235

     On January 31, 2003, AT&T completed the early retirement of $1,152 million and $2,590 million long-term notes, with interest rates of 6.375% and 6.50%, due in March 2004 and March 2013, respectively. The notes were repurchased with cash and resulted in a loss of $178 million recorded in other income (expense), net.

     On September 15, 2003, AT&T completed the early retirement of $322 million and $184 million long-term notes, both with interest rates of 8.125%, due in January 2022 and July 2024, respectively. The notes were repurchased with cash and resulted in a loss of $23 million recorded in other income (expense), net.

     On October 22, 2003, AT&T completed the early retirement of three long-term notes totaling approximately $1.1 billion. The first note of $236 million, had an interest rate of 8.625%, and was due in December 2031. The other two notes, with $410 million and $439 million of principal amounts outstanding, bore interest rates of 5.625% and 6.375%, respectively, and were each due in March 2004. The notes were repurchased with cash and resulted in a loss of $32 million recorded in other income (expense), net.

     Also in 2003, we exercised our purchase option on buildings we had leased, which were consolidated in July along with debt of approximately $477 million, as a result of our adoption of FIN No. 46 (see note 3). A $28 million loss on the early extinguishment of debt was recorded in other income (expense), net.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     As a result of a long-term credit rating downgrade by Standard & Poor's in July 2003, the interest rate on approximately $10 billion in notional amount of debt, $1.3 billion of which matured in November 2003, increased by 25 basis points.

     The holders of certain private debt with an outstanding balance of $1.0 billion at December 31, 2003, have an annual put right to cause AT&T to repay the debt upon payment of an exercise fee. In exchange for the debt holders agreeing to not exercise their put right, in 2004, AT&T renewed a cash-collateralized letter of credit, totaling $0.5 billion now expiring in March 2005. The $0.5 billion is considered restricted cash and is included in other assets at December 31, 2003. The debt holders could accelerate repayment of the debt based on certain events such as the occurrence of unfavorable local law or regulation changes in its country of operation.

     In February 2004, we offered to repurchase, for cash, any and all of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which now carry an interest rate of 7.25%. The offer to early redeem these securities expired on March 3, 2004, with $1.2 billion of notes redeemed, which will result in a loss of approximately $150 million in the first quarter of 2004. Also, we offered to repurchase for cash up to E 1 billion of our outstanding E 2 billion 6.0% Notes due November 2006, which now carry an interest rate of 6.75%. This repurchase is expected to close by the end of March 2004.

  EXCHANGEABLE NOTES

     At December 31, 2002, we had long-term debt (exchangeable notes) with a carrying value of $519 million that was indexed to 90.8 million shares of AT&T Wireless common stock and, at AT&T's option, was mandatorily redeemable with a number of shares of AT&T Wireless common stock that was equal to the underlying shares multiplied by an exchange ratio, or its cash equivalent. The notes were accounted for as indexed debt instruments, because the carrying value of the debt was dependent upon the fair market value of the underlying securities. In addition, the notes contained embedded derivatives, which were designated as cash flow hedges that required separate accounting. The options hedged the market risk of a decline in value of AT&T Wireless securities. These designated options were carried at fair value with changes in fair value recorded, net of income taxes, within accumulated other comprehensive income (loss), as a component of shareowners' equity.

     In February 2003, AT&T redeemed these exchangeable notes with 78.6 million shares of AT&T Wireless common stock and $152 million in cash. The settlement resulted in a pretax gain of approximately $176 million recorded in other income (expense), net. Also in February 2003, the 12.2 million remaining AT&T Wireless shares were subsequently sold (see note 7).

9.  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, to manage our market risk from changes in interest rates, foreign exchange rates and equity prices associated with previously affiliated companies, as well as to manage our risk resulting from fluctuations in prices of securities. We do not use financial instruments for trading or speculative purposes. Our financial instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants. AT&T is generally not required to post collateral for these types of instruments, except for certain letters of credit. However, as the requirements for collateral are generally dependent upon debt ratings and market conditions, AT&T may be required to post collateral for interest rate and equity swaps, as well as letters of credit in the future.

     By their nature, all such instruments involve exposure to credit risk and market risk. Credit risk is the risk of nonperformance by counter-parties under the terms of the contract. We control our exposure to credit risk

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
through credit approvals, credit limits and monitoring procedures. Our maximum potential loss may exceed the amount recognized in our balance sheet. However, at December 31, 2003 and 2002, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counter-parties to these financial instruments. Market risk is the risk that the value of the instrument may be adversely affected by changes in interest rates, currency exchange rates, or equity prices. We continually manage this risk through monitoring procedures, which limit the type and amount of exposure to these risks. Other than the guarantee issued in connection with the split-off of AT&T Wireless, we do not have any significant exposure to any individual customer or counter-party, nor do we have any major concentration of credit risk related to any financial instruments.

  LETTERS OF CREDIT

     Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk to AT&T.

     The notional amounts outstanding at December 31, 2003 and 2002, were $1.1 billion and $0.9 billion, respectively. The letters of credit in effect at December 31, 2003, were collateralized by restricted cash of $499 million, which was recorded within other assets. The letters of credit in effect as of December 31, 2002 were collateralized by restricted cash of $496 million, of which $442 million was recorded in other assets and $54 million was recorded in other current assets. The fair values of the letters of credit, based on the fees paid to obtain the obligations, were immaterial at December 31, 2003 and 2002.

  GUARANTEES

     In connection with the separation of certain subsidiaries, we issued guarantees for certain debt and other obligations of our former subsidiaries NCR, AT&T Wireless and AT&T Broadband.

     Total notional amounts of guaranteed debt at December 31, 2003 and 2002, were $6 million and $506 million, respectively. Prior to the spin-off of AT&T Broadband, we had guaranteed certain debt of AT&T Broadband that matured in 2038, which remained outstanding after the spin-off of AT&T Broadband. In the fourth quarter of 2003, Comcast called this debt, which relieved AT&T of a $500 million commitment. The remaining guarantees for debt, which relate to NCR, have expiration dates ranging from 2004 to 2020. Should the financial condition of NCR deteriorate to the point at which it is unable to meet its obligations, third party creditors could look to us for payment. We currently hold no collateral for this guarantee, and have not recorded a corresponding obligation. At December 31, 2003 and 2002, there were no quoted market prices for similar agreements.

     AT&T provides a guarantee of an obligation that AT&T Wireless has to NTT DoCoMo. The amounts of the guarantee at December 31, 2003 and 2002, were $4.4 billion and $4.1 billion, respectively. On January 21, 2001, NTT DoCoMo invested approximately $9.8 billion for shares of AT&T preferred stock that were converted into AT&T Wireless common stock in connection with the split-off of AT&T Wireless. Of the initial investment, AT&T retained approximately $3.6 billion, with the remainder of the proceeds allocated to AT&T Wireless. In connection with that investment, AT&T and AT&T Wireless agreed that, under certain circumstances, including if AT&T Wireless fails to meet specific technological milestones by June 30, 2004, NTT DoCoMo would have the right to require AT&T Wireless to repurchase its AT&T Wireless common stock for $9.8 billion, plus interest. In the event AT&T Wireless is unable to satisfy the entire obligation, AT&T is secondarily liable for up to $3.65 billion, plus accrued interest. On December 26, 2002, AT&T Wireless and NTT DoCoMo entered into an amendment to the original agreement, which, among other things, extended the deadline for compliance with the technological milestones to December 31, 2004. AT&T's guarantee expires on June 30, 2004, in accordance with the terms of the original agreement. We

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
currently hold no collateral for this guarantee, and have not recorded a corresponding obligation. At December 31, 2003 and 2002, there were no quoted market prices for similar agreements.

     The total notional amount of other guaranteed obligations at December 31, 2003 and 2002 was $224 million and $458 million, respectively. Prior to the spin-off of AT&T Broadband, we guaranteed various obligations of AT&T Broadband. In connection with the spin-off of AT&T Broadband, we continue to provide guarantees of these obligations, including operating leases for real estate, surety bonds, and equity hedges. These guarantees have expiration dates ranging from 2004 through 2007. Comcast has provided full indemnification for these guarantees as of December 31, 2003. Should the financial condition of Comcast deteriorate to the point at which they are unable to meet their obligations, third party creditors could look to us for payment. We currently hold no collateral for these guarantees, and have not recorded corresponding obligations. At December 31, 2003, there were no quoted market prices for similar agreements.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. Interest rate swaps allow us to raise funds at floating rates and effectively swap them into fixed rates that are generally lower than those available to us if fixed rate borrowings were made directly, or to swap fixed-rate borrowings to floating rates when interest rates are expected to stay low. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to the LIBOR (London Inter-Bank Offered Rate). In 2003, we entered into $1.0 billion notional amount of fixed-to-floating interest rate swaps, which we designated as fair value hedges in accordance with SFAS No. 133, as amended. The floating-rate to fixed-rate swaps were designated as cash flow hedges as of December 31, 2003. There was no ineffectiveness recognized in earnings for our fair value or cash flow hedges during 2003 and 2002.

     The following table indicates the types of swaps in use at December 31, 2003 and 2002, the respective notional amounts and their weighted-average interest rates. Average floating rates are those in effect at the reporting date, and may change significantly over the lives of the contracts.

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003         2002
                                                              ---------     -------
                                                              (DOLLARS IN MILLIONS)
Fixed-rate to floating-rate swaps -- notional amount........   $1,000        $ --
  Weighted-average receipt rate.............................     4.23%         --
  Weighted-average pay rate.................................     2.67%         --
Floating-rate to fixed-rate swaps -- notional amount........   $  190        $190
  Weighted-average receipt rate.............................     1.38%       1.81%
  Weighted-average pay rate.................................     7.30%       7.30%

     In connection with debt redeemed in the first quarter of 2004 (see note 8), we unwound $250 million notional amount of fixed-to-floating interest rate swaps.

     In addition, we have combined interest rate foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements, $1.8 billion of which are designated as cash flow hedges for accounting purposes in 2003 and 2002. There was no ineffectiveness recognized in earnings for these hedges during 2003 and 2002. At December 31, 2003 and 2002, the notional amounts related to these contracts were $2.5 billion and $3.8 billion, respectively. The decrease in the notional amounts primarily related to the $1.3 billion Euro bonds contract, which matured in the fourth quarter of 2003.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In connection with the combined interest rate swap agreements, as of December 31, 2003, we had received $232 million of cash collateral (included in cash).

     The table below summarizes the fair and carrying values of the agreements. These swaps are valued using current market quotes, which were obtained from dealers.

                                                             AT DECEMBER 31,
                                        ---------------------------------------------------------
                                                   2003                            2002
                                           CARRYING/FAIR VALUE              CARRYING/FAIR VALUE
                                        --------------------------        -----------------------
                                           ASSET         LIABILITY         ASSET        LIABILITY
                                        -----------      ---------        --------      ---------
                                                          (DOLLARS IN MILLIONS)
Interest rate swap agreements.........  $        --       $   41          $     --       $   23
Combined interest rate foreign
  currency swap agreements............        1,002           --               660           --

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. Although we do not designate most of our foreign exchange contracts as accounting hedges, we have certain contracts that are designated as foreign currency cash flow hedges in accordance with SFAS No. 133. At December 31, 2003, our foreign exchange contracts consisted principally of Euros, British pound sterling, Danish krone and Swiss francs. At December 31, 2002, our foreign exchange contracts consisted principally of Euros, Japanese yen, and Swiss francs. In addition, we are subject to foreign exchange risk related to other foreign-currency-denominated transactions. The notional amounts under contract at December 31, 2003 and 2002, were $1.1 billion and $742 million, respectively, $45 million and $44 million of which were designated as cash flow hedges, respectively. There was no ineffectiveness recognized in earnings for these hedges during 2003 and 2002. The following table summarizes the carrying and fair values of the foreign exchange contracts at December 31, 2003 and 2002. These foreign exchange contracts are valued using current market quotes which were obtained from independent sources.

                                                             AT DECEMBER 31,
                                        ---------------------------------------------------------
                                                   2003                            2002
                                           CARRYING/FAIR VALUE              CARRYING/FAIR VALUE
                                        --------------------------        -----------------------
                                           ASSET         LIABILITY         ASSET        LIABILITY
                                        -----------      ---------        --------      ---------
                                                          (DOLLARS IN MILLIONS)
Foreign exchange contracts............  $        87       $   14          $     41       $    2

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity option and equity swap contracts, which are undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies (see note 12). The notional amounts outstanding on these contracts at December 31, 2003 and 2002 were $91 million and $112 million, respectively. The following table summarizes the carrying and fair values of these instruments at December 31, 2003 and 2002. Fair values are based on market quotes.

                                                             AT DECEMBER 31,
                                        ---------------------------------------------------------
                                                   2003                            2002
                                           CARRYING/FAIR VALUE              CARRYING/FAIR VALUE
                                        --------------------------        -----------------------
                                           ASSET         LIABILITY         ASSET        LIABILITY
                                        -----------      ---------        --------      ---------
                                                          (DOLLARS IN MILLIONS)
Equity hedges.........................  $         5       $   12          $     --       $   25

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  WARRANTS

     We may obtain warrants to purchase equity securities in private and public companies as a result of certain transactions. Private warrants and public warrants that provide for net share settlement (i.e. allow for cashless exercise) are considered to be derivative instruments and recognized on our balance sheet at fair value (in accordance with SFAS No. 133, as amended). Warrants are not eligible to be designated as hedging instruments because there is no underlying exposure. Instead, these are effectively investments in private and public companies. The carrying and fair value of these warrants was not material at December 31, 2003 and 2002.

  DEBT SECURITIES

     The carrying value of debt with an original maturity of less than one year approximates market value. The table below summarizes the carrying and fair values of long-term debt (including currently maturing long-term debt), excluding capital leases, at December 31, 2003 and 2002. The fair values of long-term debt were obtained based on quotes or rates available to us for debt with similar terms and maturities.

                                                                 AT DECEMBER 31,
                                     ------------------------------------------------------------------------
                                                   2003                                    2002
                                           CARRYING/FAIR VALUE                     CARRYING/FAIR VALUE
                                     --------------------------------        --------------------------------
                                         ASSET            LIABILITY              ASSET            LIABILITY
                                     -------------      -------------        -------------      -------------
                                                              (DOLLARS IN MILLIONS)
Long-term debt, excluding capital
  leases...........................  $      13,406      $     14,820         $      20,292      $      21,030

  DERIVATIVE IMPACTS

     The following table summarizes the activity in accumulated other comprehensive income (loss) in shareowners' equity related to derivatives designated as cash flow hedges during the periods January 1, 2002 through December 31, 2003.

                                                              PRETAX    AFTER TAXES
                                                              -------   -----------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2002..................................  $  (395)    $ (244)
Unrealized gains (losses)...................................    1,420        876
Realized (gains) losses reclassified into earnings..........   (1,259)      (777)
Net amounts spun-off with AT&T Broadband....................      317        196
                                                              -------     ------
Balance at December 31, 2002................................       83         51
Unrealized gains (losses)...................................       39         25
Realized (gains) losses reclassified into earnings..........     (100)       (62)
                                                              -------     ------
Balance at December 31, 2003................................  $    22     $   14
                                                              =======     ======

     Included within the balance at December 31, 2002, were unrealized gains of $131 million pretax ($81 million after taxes) on embedded derivatives related to exchangeable notes that were indexed to AT&T Wireless common stock, which were settled in February 2003.

     In connection with the planned redemption of a portion of our Euro Bonds maturing in 2006, and the unwind of related cash flow hedges, we expect to recognize, in the first quarter of 2004, unrealized gains currently recorded in accumulated other comprehensive income (loss) (see note 18). The impact of this transaction will vary based on the market and other conditions at the time of redemption and cannot be currently estimated.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

10.  EQUITY TRANSACTIONS

     In June 2002, AT&T completed a public equity offering of 46 million shares of AT&T common stock for net proceeds of $2.5 billion. We utilized the proceeds from the offering to satisfy a portion of our obligation to AT&T Canada common shareholders (see note 7).

     Pursuant to the AT&T Broadband and Comcast merger agreement (see note 2), AT&T was required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable, at the option of the holder, for 1.673 shares of AT&T common stock. During 2002, all outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock were either exchanged or redeemed for approximately 10.4 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

     During 2002, AT&T issued 2.9 million shares of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Pursuant to AT&T's deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The issuance of these shares resulted in an increase to total shareowners' equity of $196 million.

     On January 22, 2001, NTT DoCoMo invested approximately $9.8 billion for 812,512 shares of a new class of AT&T preferred stock with a par value of $1 per share. On July 9, 2001, in conjunction with the split-off of AT&T Wireless Group (see note 2), these preferred shares were converted into AT&T Wireless common stock. During 2001, we recorded dividend requirements on this preferred stock of $652 million. The preferred stock dividend represented interest in connection with the NTT DoCoMo preferred stock, as well as accretion of the beneficial conversion feature associated with this preferred stock. The beneficial conversion feature was recorded upon the issuance of the preferred stock and represented the excess of the fair value of the preferred shares issued over the proceeds received.

11.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Pension benefits for management employees are principally based on career-average pay. Pension benefits for occupational employees are not directly related to pay. Pension trust contributions are made to trust funds held for the sole benefit of plan participants. Our benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions. We use a December 31 measurement date for the majority of our plans.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  U.S. PLANS

     The following table shows the components of net periodic benefit (credit) costs for continuing operations:

                                            PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                       ---------------------------   ------------------------
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                        2003      2002      2001      2003     2002     2001
                                       -------   -------   -------   ------   ------   ------
                                                       (DOLLARS IN MILLIONS)
Service cost -- benefits earned
  during the period..................  $   223   $   209   $   226   $  24    $  23    $  26
Interest cost on benefit
  obligations........................      941     1,002       938     367      365      344
Amortization of unrecognized prior
  service cost.......................      145       152       172      40       12        4
Credit for expected return on plan
  assets.............................   (1,449)   (1,526)   (1,647)   (152)    (187)    (201)
Amortization of transition asset.....       --       (34)      (89)     --       --       --
Amortization of losses (gains).......        4       (22)     (182)     81        5       --
Charges (credits) for special
  termination benefits(*)............       --       (19)      188      14       --       28
Net curtailment losses(*)............        9        --       113      --       --       59
Net settlement losses................       10         6         4      --       --       --
                                       -------   -------   -------   -----    -----    -----
Net periodic benefit (credit) cost...  $  (117)  $  (232)  $  (277)  $ 374    $ 218    $ 260
                                       =======   =======   =======   =====    =====    =====

---------------

(*) Primarily included in net restructuring and other charges.

     In connection with our restructuring plan implemented during 2003, we recorded a $9 million pension curtailment loss associated with our management realignment efforts, as well as a $14 million charge related to expanded eligibility for postretirement benefits for certain employees that exited under the plan.

     In connection with our restructuring plan announced in the fourth quarter of 2001, we recorded a $188 million charge related to management employee separation benefits that were funded by assets of the AT&T Management Pension Plan, as well as a $28 million charge related to expanded eligibility for postretirement benefits for certain employees that exited under the plan. We also recorded pension and postretirement benefit curtailment charges of $172 million.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                                      POSTRETIREMENT
                                                 PENSION BENEFITS        BENEFITS
                                                 -----------------   -----------------
                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                  2003      2002      2003      2002
                                                 -------   -------   -------   -------
                                                         (DOLLARS IN MILLIONS)
Change in benefit obligations:
Benefit obligations, beginning of year.........  $14,985   $13,878   $ 5,839   $ 5,277
Service cost...................................      223       209        24        23
Interest cost..................................      941     1,002       367       365
Participants' contributions....................       --        --        42         9
Plan amendments................................       24        34       173        14
Actuarial losses...............................      799     1,134       362       640
Benefit payments...............................   (1,175)   (1,221)     (547)     (489)
Special termination (credits) benefits.........       --       (19)       14        --
Settlements....................................      (29)      (32)       --        --
Curtailment gains..............................       (1)       --        --        --
                                                 -------   -------   -------   -------
Benefit obligations, end of year...............  $15,767   $14,985   $ 6,274   $ 5,839
                                                 =======   =======   =======   =======
Change in fair value of plan assets:
Fair value of plan assets, beginning of year...  $15,603   $18,449   $ 1,745   $ 2,156
Actual return on plan assets...................    3,067    (1,663)      316      (255)
Employer contributions.........................       89        70       501       324
Participants' contributions....................       --        --        42         9
Benefit payments...............................   (1,175)   (1,221)     (547)     (489)
Settlements....................................      (29)      (32)       --        --
                                                 -------   -------   -------   -------
Fair value of plan assets, end of year.........  $17,555   $15,603   $ 2,057   $ 1,745
                                                 =======   =======   =======   =======

                                                            AT DECEMBER 31,
                                                 -------------------------------------
                                                  2003      2002      2003      2002
                                                 -------   -------   -------   -------
Funded (unfunded) benefit obligation...........  $ 1,788   $   618   $(4,217)  $(4,094)
Unrecognized net loss..........................      882     1,715     1,807     1,684
Unrecognized prior service cost (credits)......      639       769       123       (10)
                                                 -------   -------   -------   -------
Net amount recorded............................  $ 3,309   $ 3,102   $(2,287)  $(2,420)
                                                 =======   =======   =======   =======

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor a postretirement health care plan that provides prescription drug benefits. We have elected to defer recognition of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act on the plan. Specific

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

     The weighted-average asset allocation of the pension and postretirement plans by asset category and target range are as follows:

                                      PENSION PLAN ASSETS    POSTRETIREMENT PLAN ASSETS
                                      --------------------   --------------------------
                                                       AT DECEMBER 31,
                                      -------------------------------------------------
                                                    TARGET                      TARGET
                                      2003   2002   RANGE     2003     2002     RANGE
                                      ----   ----   ------   ------   ------   --------
Equity securities(1)................   68%    63%   60-70%     61%      55%     60-75%
Debt securities.....................   23%    27%   20-30%     23%      28%     23-35%
Real estate.........................    9%    10%    5-15%      0%       0%         0%
Other(2)............................    0%     0%       0%     16%      17%      0-10%
                                      ----   ----             ----     ----
  Total.............................  100%   100%             100%     100%
                                      ====   ====             ====     ====

---------------

(1) At December 31, 2003, and 2002, our pension plan assets included $7 million and $13 million of AT&T common stock, respectively.

(2) Other postretirement plan assets primarily consisted of cash and cash equivalents at December 31, 2003 and 2002. The target range is determined based on anticipated cash requirements to partially fund benefit payments. The year-end cash level was higher than the target range due to year-end cash contributions made to the postretirement welfare benefit plan. Prospectively, company contributions to the trust are expected to be made periodically throughout the year.

     The assets of the pension and postretirement welfare benefit plans are managed with the objective of maximizing returns subject to prudent risk taking. We complete an asset-liability study at least once every two years (or more frequently, if necessary) for the pension plans and on an as necessary basis for postretirement welfare benefit plans, to ensure that the optimal asset allocation is maintained in order to meet future benefit obligations. We use derivative financial instruments including futures contracts, forward contracts, and options to enhance returns on the pension plan asset investments and to limit exposure to market fluctuations. The use of options is permitted for debt investments but is prohibited for public equity investments. It is not our policy to use these derivative financial instruments for speculative purposes.

     The following table provides the amounts recorded in our consolidated balance sheets:

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                 -------------------      ------------------------
                                                                  AT DECEMBER 31,
                                                 -------------------------------------------------
                                                  2003        2002          2003           2002
                                                 ------      -------      ---------      ---------
                                                               (DOLLARS IN MILLIONS)
Prepaid pension cost...........................  $3,853      $ 3,596       $    --        $    --
Benefit related liabilities....................    (901)      (1,255)       (2,287)        (2,420)
Intangible asset (in other assets).............     337          456            --             --
Accumulated other comprehensive income.........      20          305            --             --
                                                 ------      -------       -------        -------
Net amount recorded............................  $3,309      $ 3,102       $(2,287)       $(2,420)
                                                 ======      =======       =======        =======

     Included in other comprehensive income was a pretax (decrease) increase in the minimum pension liability of $(285) million, $289 million, and $(6) million, for the years ended 2003, 2002 and 2001, respectively.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The accumulated benefit obligation for all defined benefit pension plans was $15.5 billion and $14.7 billion at December 31, 2003, and 2002, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------   ---------
                                                              (DOLLARS IN MILLIONS)
Projected benefit obligation................................   $10,340      $9,811
Accumulated benefit obligation..............................    10,057       9,532
Fair value of plan assets...................................     9,157       8,279

     The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the pension and postretirement plans:

                                                   BENEFIT
                                                 OBLIGATIONS           NET PERIODIC BENEFIT COST
                                               ---------------     ----------------------------------
                                               AT DECEMBER 31,      FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------     ----------------------------------
                                               2003      2002        2003         2002         2001
                                               -----     -----     --------     --------     --------
Discount rate................................  6.00%     6.50%      6.50%        7.25%        7.50%
Rate of compensation increase................  4.00%     4.25%      4.25%        5.90%        5.90%
Expected return on plan assets...............     --        --      8.50%        9.00%        9.50%

     The assumptions in the above table were reassessed as of December 31, 2003. The discount rate was reduced to 6% based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was reduced to 4% reflecting expected inflation levels, our actual recent experience and future outlook. We conducted an expected long-term rate of return study on pension and postretirement benefit plan assets. This study consisted of forward-looking projections for a risk-free rate of return, inflation rate, and risk premiums for particular asset classes. Historical returns were not used. The results of this study were applied to the target asset allocation in accordance with our plan investment strategies. The expected long-term rate of return on plan assets was determined based on the weighted-average of projected returns on each asset class. As a result, the expected rate of return on plan assets will remain unchanged for 2004.

     The following table provides the assumed health care cost trend rates for postretirement benefit plans:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Health care cost trend rate assumed for next year...........  10.2%    10.9%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate).....................................   5.0%     5.0%
Year that the rate reaches the ultimate trend rate..........   2008     2010

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

                                                          ONE-PERCENTAGE    ONE-PERCENTAGE
                                                          POINT INCREASE    POINT DECREASE
                                                          ---------------   ---------------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost............       $ 11              $ (10)
Effect on accumulated postretirement benefit
  obligation............................................        190               (166)

     We expect to contribute approximately $30 million to the nonqualified pension plan in 2004. No contribution is expected for the qualified pension plans in 2004 or 2005. We also expect to contribute approximately $0.6 billion to the postretirement benefit plans in 2004.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     We also sponsor savings plans for the majority of our U.S. employees. The plans allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Contributions to such U.S. saving plans relating to continuing operations amounted to $136 million in 2003, $135 million in 2002, and $131 million in 2001.

  NON-U.S. PLANS

     Certain non-U.S. operations have varying types of retirement programs providing benefits for substantially all of their employees. The projected benefit obligations of the defined benefit pension plans was $634 million and $523 million at December 31, 2003 and 2002, respectively. The fair value of plan assets was $442 million and $324 million as of December 31, 2003 and 2002, respectively. The benefit obligations were determined using a weighted average discount rate of 5.40% at December 31, 2003 and December 31, 2002, and a weighted average rate of compensation increase of 3.90% and 3.95% as of December 31, 2003 and 2002, respectively.

     Certain of these defined benefit plans had accumulated benefit obligations of $512 million at December 31, 2003, which were in excess of the fair value of plan assets of $386 million, resulting in total unfunded accumulated benefit obligations of $126 million as of December 31, 2003. As a result of the under-funded status of these plans, we recorded an additional minimum pension liability of $103 million as a charge to other comprehensive income (loss).

12.  STOCK-BASED COMPENSATION PLANS

     Under the 1997 Long-term Incentive Program (Program), which was effective June 1, 1997, and amended on May 19, 1999, and March 14, 2000, we grant stock options, performance shares, restricted stock and other awards in AT&T common stock, and also granted stock options on AT&T Wireless Group tracking stock prior to the split-off of AT&T Wireless. The Program expires on May 31, 2004.

     Under the initial terms of the Program, there were 30 million shares of AT&T common stock available for grant with a maximum of 4.5 million common shares that could be used for awards other than stock options. Subsequent to the 1999 modification, beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. Under the amended terms, a maximum of 7.5 million shares may be used for awards other than stock options. As a result of the AT&T Wireless split-off in 2001, the number of shares available for grant increased by 3.5 million, which includes 0.6 million for awards other than stock options. In 2002, AT&T restructured stock options and other stock-based awards in conjunction with the AT&T Broadband spin-off. The number of shares available for grant increased by
44.5 million, which includes 0.8 million for awards other than stock options. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant.

     Under the Program, performance share units (equivalent to one common share) are awarded to key employees in the form of either common stock or cash at the end of a three-year period, based on certain financial-performance targets.

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     In connection with the July 9, 2001, split-off of AT&T Wireless Group, all outstanding AT&T Wireless Group tracking stock options and all AT&T common stock options granted prior to January 1, 2001, were converted in the same manner as common shares (see note 2). AT&T modified the terms and conditions of all outstanding stock option grants to allow the AT&T Wireless common stock options held by AT&T employees to immediately vest and become exercisable for their remaining contractual term and to also allow the AT&T common stock options held by AT&T Wireless employees to immediately vest and become exercisable for their remaining contractual term. In 2001, AT&T recognized $3 million of compensation expense related to these modifications.

     In connection with the spin-off of AT&T Broadband, all outstanding AT&T stock options held by active AT&T employees were restructured into an adjusted number of AT&T options. All outstanding AT&T stock options held by active AT&T Broadband employees were restructured into an adjusted number of AT&T Broadband options and subsequently replaced with new Comcast stock options, and all AT&T stock options held by inactive employees at the time of the spin-off were converted into adjusted AT&T stock options and new Comcast stock options. In January 2002, AT&T modified the terms and conditions of outstanding AT&T stock options and other equity awards granted under plans other than the Program and held by AT&T Broadband employees. This modification provided that upon the change in control of AT&T Broadband, their stock options and other equity awards granted prior to December 19, 2001, would be immediately vested and exercisable through their remaining contractual term. In 2002, $48 million of pretax compensation expense related to this modification was recognized by AT&T Broadband and is included within gain on disposition of discontinued operations.

     Under the AT&T 1996 Employee Stock Purchase Plan (ESPP), which was effective July 1, 1996, and amended on May 23, 2001, we are authorized to sell up to 21 million shares of AT&T common stock to our eligible employees through June 30, 2006. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day. Under the ESPP, we sold approximately 1.3 million, 1.3 million and 1.2 million shares to employees in 2003, 2002 and 2001, respectively. Effective May 31, 2003, we suspended employee purchases of company stock under the ESPP.

     Effective January 1, 2003, AT&T began recording compensation expense pursuant to SFAS No. 123 for all stock options issued subsequent to January 1, 2003. The fair value of all stock options issued subsequent to January 1, 2003 is measured on the grant date using the Black-Scholes option pricing model and recognized in the income statement over the vesting period (see note 1).

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     A summary of the AT&T common stock option transactions is as follows:

                                               WEIGHTED-             WEIGHTED-            WEIGHTED-
                                                AVERAGE               AVERAGE              AVERAGE
                                               EXERCISE              EXERCISE             EXERCISE
SHARES IN THOUSANDS                   2003     PRICE(1)     2002     PRICE(1)     2001    PRICE(1)
-------------------                  -------   ---------   -------   ---------   ------   ---------
Outstanding at January 1,..........   98,257    $40.64      63,509    $122.90    49,805    $179.10
  Options granted..................   25,359     17.36      15,183      68.84    13,680     110.85
  AT&T Wireless split-off
     adjustments...................       --                    --                4,330
  AT&T Broadband spin-off
     adjustments...................       --                37,049                   --
  Options and SARs exercised.......     (745)    12.60        (436)     32.28    (1,044)     58.15
  Options canceled or forfeited....   (4,411)    36.10     (17,048)    125.72    (3,262)    155.35
                                     -------               -------               ------
Options outstanding at December
  31,..............................  118,460     35.99      98,257      40.64    63,509     122.90
Options exercisable at December
  31,..............................   68,825     44.18      46,770      49.88    34,289     130.25
Shares available for grant at
  December 31,.....................   19,487(2)             27,751                6,944

---------------

(1) The weighted-average exercise prices for the period prior to the AT&T Wireless split-off in 2001 have not been adjusted to reflect the impact of the split-off. The weighted-average exercise prices for the period prior to the AT&T Broadband spin-off in 2002 and for the year ended December 31, 2001, have not been adjusted to reflect the impact of the spin-off.

(2) 2,090 shares are available for grants other than stock options.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The following table summarizes information about the AT&T common stock options outstanding at December 31, 2003:

                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                 ---------------------------------------------   --------------------------
                                     NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
                                 OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
                                  DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES              2003        CONTRACTUAL LIFE     PRICE          2003          PRICE
------------------------         --------------   ----------------   ---------   --------------   ---------
                                 (IN THOUSANDS)                                  (IN THOUSANDS)
$3.93 - $17.22.................         693             2.6           $10.21            693        $10.21
$17.32.........................      23,455             9.4           $17.32          1,225        $17.32
$17.47 - $23.70................       2,505             6.5           $20.39          1,505        $19.78
$23.88.........................      10,249             8.7           $23.88          4,864        $23.88
$23.94 - $28.00................       1,160             7.5           $25.75            738        $25.58
$28.03.........................      21,087             8.1           $28.03          8,586        $28.03
$28.23 - $32.54................       2,295             6.8           $30.38          1,961        $30.39
$32.63.........................       5,493             7.5           $32.63          3,551        $32.63
$32.64 - $33.66................       1,113             6.5           $33.45            889        $33.45
$33.68.........................       8,118             7.2           $33.68          5,274        $33.68
$33.77 - $38.10................       7,379             3.9           $35.74          6,846        $35.76
$38.31 - $46.73................       7,581             3.4           $41.46          7,317        $41.32
$46.91.........................       5,398             6.6           $46.91          4,451        $46.91
$47.04 - $61.45................       3,395             5.0           $55.84          3,360        $55.88
$61.54.........................       4,884             4.1           $61.54          4,884        $61.54
$61.66 - $87.01................       8,710             5.9           $71.10          8,041        $71.34
$87.51 - $90.80................       4,945             5.1           $87.52          4,640        $87.52
                                    -------                                          ------
                                    118,460             7.0           $35.99         68,825        $44.18
                                    =======                                          ======

     A summary of the AT&T Wireless Group tracking stock option transactions is as follows:

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                          EXERCISE
                                                                2001       PRICE
                                                              --------   ----------
                                                              (SHARES IN THOUSANDS)
Outstanding at January 1....................................   73,626      $29.29
  Options granted...........................................    4,037      $22.57
  Options exercised.........................................       (1)     $22.03
  Options canceled or forfeited.............................   (2,711)     $29.11
  Options assumed by AT&T Wireless on July 9................  (74,951)
                                                              -------
Options outstanding at December 31..........................       --
                                                              =======

     In 2003 and 2001, AT&T granted 2.4 million and 0.7 million restricted stock units, respectively, to key employees. These awards generally vest after three years. In addition, in 2002, AT&T offered employees the option to cancel certain outstanding stock options and replace them with restricted stock units. Approximately 15 million stock options were canceled as a result of this offer, and 2.5 million restricted stock units were granted, which vest over a three-year period. The 2.5 million restricted stock units were restructured into
6.5 million units as a result of the spin-off of AT&T Broadband. Those options that were eligible for cancellation but retained by the employee became variable awards under APB Opinion No. 25, with

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
compensation expense adjusted for current stock price until the options are exercised, forfeited, or expired unexercised. The cancellation of stock options had an immaterial impact on 2003 and 2002 results of operations.

     In 2002 and 2001, AT&T granted performance share units to key employees. These awards are based on the attainment of certain performance measures over a three-year period. Approximately 0.9 million and 0.5 million units were granted in 2002 and 2001, respectively.

     The weighted-average fair values at date of grant for AT&T common stock options granted during 2003, 2002 and 2001 were $5.49, $24.49 and $39.50, respectively, and were estimated using the Black-Scholes option-pricing model. The 2002 and 2001 weighted-average grant-date fair values exclude the effects of equity restructuring relating to the spin-off of AT&T Broadband and the split-off of AT&T Wireless. The weighted-average fair values at date of grant for AT&T Wireless Group tracking stock options granted during 2001 were $11.58 and were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted during 2003, 2002 and 2001:

                                                 AT&T COMMON          AT&T WIRELESS GROUP
                                                STOCK OPTIONS            STOCK OPTIONS
                                           ------------------------   -------------------
                                           2003      2002      2001          2001
                                           ----      ----      ----          ----
Risk-free interest rate..................  2.53%     3.73%     4.61%         4.92%
Expected dividend yield..................  4.00%     1.17%     0.85%         0.00%
Expected volatility......................  47.9%     40.0%     36.9%         55.0%
Expected life (in years).................   5.0       4.7       4.7           4.8

13.  INCOME TAXES

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2003        2002         2001
                                                              -------    ---------    ---------
                                                                    (DOLLARS IN MILLIONS)
U.S. federal statutory income tax rate......................      35%          35%          35%
Federal income tax (provision) at statutory rate............   $(942)     $  (993)     $(2,683)
Amortization of investment tax credits......................      16           16           18
State and local income tax (provision), net of federal
  income tax effect.........................................     (59)        (222)        (209)
AT&T Latin America..........................................      35         (360)          --
Foreign operations, net of tax credits......................       1         (140)        (107)
Investment dispositions, acquisitions and legal entity
  restructurings............................................      51           93           91
Research and other credits..................................      12           51           42
Research tax credit claims for prior years..................     143           --           --
Other differences, net......................................     (73)         (32)         (42)
                                                               -----      -------      -------
(Provision) for income taxes................................   $(816)     $(1,587)     $(2,890)
                                                               =====      =======      =======
Effective income tax rate...................................    30.3%        56.0%        37.7%

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The U.S. and foreign components of income from continuing operations before income taxes and the (provision) for income taxes are presented in the following table:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Income (loss) from continuing operations before income
  taxes:
United States...........................................   $ 2,761     $ 2,924     $ 7,671
Foreign.................................................       (71)        (88)         (5)
                                                           -------     -------     -------
Total...................................................   $ 2,690     $ 2,836     $ 7,666
                                                           =======     =======     =======
(Provision) benefit for income taxes:
Current:
  Federal...............................................   $   342     $ 1,041     $(1,554)
  State and local.......................................       250          19        (192)
  Foreign...............................................        (6)        (95)        (98)
                                                           -------     -------     -------
                                                               586         965      (1,844)
                                                           -------     -------     -------
Deferred:
  Federal...............................................    (1,102)     (2,201)       (936)
  State and local.......................................      (341)       (360)       (129)
  Foreign...............................................        25          (7)          1
                                                           -------     -------     -------
                                                            (1,418)     (2,568)     (1,064)
Deferred investment tax credits.........................        16          16          18
                                                           -------     -------     -------
(Provision) for income taxes............................   $  (816)    $(1,587)    $(2,890)
                                                           =======     =======     =======

     We also recorded current and deferred income tax (provision) benefits that resulted from earnings (losses) related to other equity investments in the amounts of $(31) million in 2003, $112 million in 2002 and $2.9 billion in 2001.

     Deferred income tax liabilities are taxes we expect to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     Deferred income tax liabilities and assets consist of the following:

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Deferred Income Tax Assets:
  Reserves and allowances...................................   $  979       $1,237
  Employee pensions and other benefits......................      335          604
  Business restructuring....................................      163          297
  Investments...............................................       --          281
  Net operating loss, capital loss and credit
     carryforwards..........................................      425          252
  Advance payments..........................................       95          174
  Other deferred tax assets.................................      119          162
  Valuation allowance.......................................     (857)        (689)
                                                               ------       ------
Total deferred income tax assets............................    1,259        2,318
                                                               ------       ------
Deferred Income Tax Liabilities:
  Property, plant and equipment.............................    3,883        3,135
  Leveraged and capital leases..............................      937        1,059
  Capitalized software and intangible assets................      924          743
  Investments...............................................       97           --
  Other.....................................................       98          298
                                                               ------       ------
Total deferred income tax liabilities.......................    5,939        5,235
                                                               ------       ------
Net deferred income tax liability...........................   $4,680       $2,917
                                                               ======       ======

     In 2003, the valuation allowance increased $168 million, primarily attributable to an increase in net operating and capital loss carryforwards for state income tax purposes. In 2002, we established a valuation allowance for the book and tax basis difference relating to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the plan of bankruptcy liquidation of AT&T Latin America became effective. As a result, we will reevaluate the need for this valuation allowance and could record an income tax benefit of approximately $0.3 billion in the first quarter of 2004.

     At December 31, 2003, we had net operating and capital loss carryforwards (tax effected) for federal, state and foreign income tax purposes of $5 million, $289 million, and $3 million, respectively, expiring through 2023. In addition, at December 31, 2003, we had state tax credit carryforwards (after federal tax effects) of $128 million expiring through 2017.

14.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at December 31, 2003, would not be material to our annual consolidated financial statements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     We have been named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey on behalf of persons who purchased shares of AT&T common stock from October 25, 1999 through May 1, 2000. These lawsuits allege, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The consolidated complaint seeks unspecified damages. Similar claims have been asserted by plaintiffs against us in two derivative actions, which were dismissed by the New Jersey federal court on January 7, 2004. We believe that the lawsuits are without merit and intend to defend them vigorously.

     We have also been named as a defendant in another consolidated group of securities class actions filed in the United States District Court for the Southern District of New York, filed on behalf of investors who purchased shares in the AT&T Wireless tracking stock initial public offering (IPO) from April 26, 2000 through May 1, 2000. These lawsuits allege that we made materially false and misleading statements and omitted to state material facts in the IPO prospectus about AT&T's future business prospectus. The plaintiffs seek unspecified damages. We believe that the lawsuit is without merit and intend to defend it vigorously.

     Recently, two participants in our Long Term Savings Plan for Management Employees (the Plan) filed purported class actions in New Jersey federal court on behalf of all Plan participants who purchased or held shares of AT&T Stock Fund, AT&T stock, AT&T Wireless Stock Fund or AT&T Wireless stock between September 30, 1999 and May 1, 2000. The complaint asserts claims similar to those made in the securities class action lawsuit described above, alleging that we made materially false and misleading statements and omitted to state material facts concerning our future business prospectus. As a result of this purported conduct, we are alleged to have breached our fiduciary duties to the Plan and the Plan's participants. The plaintiffs seek unspecified damages. We believe that the lawsuits are without merit and intend to defend them vigorously.

     Through a former subsidiary, we owned approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation (At Home), which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and thereafter we appointed none. On November 7, 2002, the trustee for the bondholders' liquidating trust of At Home (the Bondholders) filed a lawsuit in California state court asserting claims for breach of fiduciary duty relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of our relationship with At Home. On November 15, 2002, the Bondholders filed a lawsuit in California federal court asserting a claim for patent infringement relating to AT&T's broadband distribution and high-speed Internet backbone networks and equipment. The Bondholders seek unspecified damages in these lawsuits. We believe that these lawsuits are without merit and intend to defend them vigorously.

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home shareholders against AT&T, At Home, and the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and we agreed to give Cox and Comcast rights to sell their At Home shares to us. These actions have been consolidated by the court and are subject to a stay. AT&T's liability for any such suits would be shared equally between AT&T and Comcast. In March 2002 and the summer of 2003 purported class actions were filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. The 2003 lawsuit adds At Home as a defendant. We believe that these lawsuits are without merit and intend to defend them vigorously.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

     The creditors of At Home recently filed a preference action against AT&T in the At Home bankruptcy proceeding pending in California federal court. The complaint alleges that we should be viewed as an insider of At Home. On this theory, At Home seeks to avoid one year's worth of payments to us as opposed to the non-insider ninety-day period prior to the filing of the bankruptcy petition. The plaintiffs seek damages of approximately $89.6 million from AT&T and Comcast. We believe that this action is without merit and intends to defend it vigorously.

     Two putative class actions have been filed in Delaware state court on behalf of shareholders of AT&T Latin America (ATTLA). The complaints allege that AT&T and its designees to the ATTLA board of directors violated their fiduciary duties to ATTLA as a result of purported changes in our relationship with ATTLA, including our decision to discontinue funding to ATTLA and an alleged change in our plan to enter into a tax sharing agreement with ATTLA. The plaintiffs seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously. In March 2004, the Delaware Chancery Court granted AT&T's motion to dismiss these claims. Plaintiffs may appeal the judgment.

     Thirty putative class actions have been filed in various jurisdictions around the country challenging the manner in which we disclose Federal Communications Commission (FCC) imposed universal service fund charges to our customers and how we recoup those charges from our customers. The plaintiffs in each lawsuit seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously.

     More than thirty class actions have been brought against us throughout the country in which the plaintiffs have asserted superior property rights with respect to railroad right of way corridors on which we have installed fiber optic cable under agreements with the various railroads. Although we deny any liability, we have engaged in settlement negotiations concerning the so-called "active line" claims that have been consolidated and are pending in Indiana federal court. We have settled claims on a state-by-state basis and obtained final approval of such claims in Ohio, Connecticut, Wisconsin, Maryland and Virginia. In addition, in the second quarter of 2004, we anticipate that the parties will request preliminary approval of similar "active line" settlements in Deleware, Massachusetts, Michigan, West Virginia and Idaho. We also anticipate using these settlements as a template for settling "active line" claims in other states. However, these settlements do not involve "active line" claims along railroad right of way obtained under federal land grant statutes nor do they address claims that are based upon the installation of fiber optic cable in pipeline or other utility right of way.

     In connection with the separation of our former subsidiaries, we have entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, AT&T shares in the cost of certain litigation (relating to matters while affiliated with AT&T) if the settlement exceeds certain thresholds. With the exception of two matters already reserved for (Sparks, et al. v. AT&T and Lucent Technologies and NCR's Fox River environmental clean-up matter, see note
2), we have assessed, as of December 31, 2003, that none of the litigation liabilities allocated to former subsidiaries were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former subsidiaries were unable to meet their obligations with respect to these liabilities due to financial difficulties, we could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     In October 2003, the FCC found that we violated Section 203 of the Communications Act of 1934 (Act) for refusing to transfer the customers of one reseller to the service plans of another reseller. The actions that gave rise to this finding were the subject of a lawsuit filed in March 1995 in the United States District Court for the District of New Jersey by Combined Companies, Inc, Winback & Conserve, One Stop Financial, 800 Discounts and Group Discounts, Inc. against us. We appealed this decision, as we believe our actions were consistent with our obligations under the Act. In addition, our liability in this matter is subject to the plaintiff proving it sustained damages and demonstrating the amount to which it claims to be entitled. Thus, the extent

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
of liability cannot be estimated at this time. In the original lawsuit, plaintiff had sought an injunction requiring us to transfer customers from one reseller to another. Plaintiff has not filed an amended complaint asserting damages.

  LEASES AND OTHER COMMITMENTS

     From time to time, we provide guarantees of debt or other obligations relating to former subsidiaries. (Guarantees are occasionally provided for subsidiaries when owned by AT&T or in connection with its separation from AT&T. See note 9 for a detailed discussion of these guarantees.)

     We lease land, buildings and equipment through contracts that expire in various years through 2051. Our rental expense, net of sublease rental income, under operating leases was $473 million in 2003, $529 million in 2002 and $552 million in 2001. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2003, was $278 million. In addition, we have liabilities recorded on the balance sheet of approximately $0.2 billion relating to facilities that have been closed, under which we still have operating lease commitments. These commitments are included in the table below.

     The following table shows our future minimum commitments due under non-cancelable operating and capital leases at December 31, 2003:

                                                              OPERATING    CAPITAL
                                                                LEASES      LEASES
                                                              ----------   --------
                                                              (DOLLARS IN MILLIONS)
2004........................................................    $  400       $ 18
2005........................................................       341         11
2006........................................................       286         10
2007........................................................       230          9
2008........................................................       189          8
Later years.................................................       364         85
                                                                ------       ----
Total minimum lease payments................................    $1,810       $141
                                                                ======
Less: Amount representing interest..........................                   45
                                                                             ----
Present value of net minimum lease payments.................                 $ 96
                                                                             ====

     We have contractual obligations to purchase certain goods or services from various other parties. Such unconditional purchase obligations totaled approximately $994 million as of December 31, 2003. Cash outflows associated with these obligations are expected to be approximately $350 million in 2004; $241 million in total for 2005 and 2006; $109 million in total for 2007 and 2008; and $294 million in total for years thereafter.

     Under certain real estate operating leases we could be required to make payments to the lessors of up to $20 million at the end of the lease term in 2007.

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

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

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

     AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services, such as domestic and international dial services (long distance or local toll calls where the number "1" is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services also provides dial-up Internet services and all distance services, which bundle long distance, local and local toll.

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

     Total assets for our reportable segments include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to nonconsolidated investments, and additions to internal-use software (which are included in other assets).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). AT&T evaluates performance based on several factors, of which the primary financial measure is operating income.

     Generally, AT&T accounts for inter-segment transactions at market prices. AT&T Business Services sells services to AT&T Consumer Services at cost-based prices, which approximate average market prices. These sales are recorded by AT&T Business Services as contra-expense.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services revenue
     Long distance voice................................   $11,116     $12,254     $13,930
     Local voice........................................     1,484       1,155       1,020
                                                           -------     -------     -------
  Total voice...........................................    12,600      13,409      14,950
     Data services......................................     7,882       8,260       8,128
     IP&E services......................................     1,840       1,677       1,349
                                                           -------     -------     -------
  Total data services and IP&E services.................     9,722       9,937       9,477
  Outsourcing, professional services and other..........     2,670       3,212       3,278
                                                           -------     -------     -------
Total AT&T Business Services revenue(1).................    24,992      26,558      27,705
AT&T Consumer Services revenue
  Stand-alone long distance, transactional and other
     services...........................................     7,485      10,413      13,973
  Bundled services......................................     1,999       1,114         870
                                                           -------     -------     -------
Total AT&T Consumer Services revenue....................     9,484      11,527      14,843
                                                           -------     -------     -------
Total reportable segments...............................    34,476      38,085      42,548
                                                           -------     -------     -------
Corporate and Other.....................................        53        (258)       (351)
                                                           -------     -------     -------
Total revenue...........................................   $34,529     $37,827     $42,197
                                                           =======     =======     =======

---------------

(1) Revenue in 2002 and 2001 included internal revenue of $323 million and $441 million, respectively, which represented sales to AT&T Broadband and AT&T Wireless through their dates of disposition. AT&T Broadband and AT&T Wireless were disposed of on November 18, 2002 and July 9, 2001, respectively. Subsequent to their disposition, sales to AT&T Broadband, now Comcast, and AT&T Wireless are recorded as external revenue.

  DEPRECIATION AND AMORTIZATION

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services...................................   $4,620      $4,546      $4,234
AT&T Consumer Services...................................      142         230         200
                                                            ------      ------      ------
Total reportable segments................................    4,762       4,776       4,434
Corporate and Other......................................      108         112         125
                                                            ------      ------      ------
Total depreciation and amortization......................   $4,870      $4,888      $4,559
                                                            ======      ======      ======

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  NET (LOSSES) RELATED TO OTHER EQUITY INVESTMENTS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                           2003       2002         2001
                                                          ------     -------     ---------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services pretax net earnings (losses).....   $ 32       $(454)      $(6,482)
Corporate and Other pretax net (losses).................    (13)        (58)       (1,301)
                                                           ----       -----       -------
Total pretax earnings (losses)..........................     19        (512)       (7,783)
Total tax (provision) benefit...........................    (31)        112         2,947
                                                           ----       -----       -------
Total net (losses) related to other equity
  investments...........................................   $(12)      $(400)      $(4,836)
                                                           ====       =====       =======

  RECONCILIATION OF OPERATING INCOME TO INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME AND NET (LOSSES) RELATED TO EQUITY INVESTMENTS

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2003        2002        2001
                                                        --------    --------    --------
                                                             (DOLLARS IN MILLIONS)
AT&T Business Services operating income...............  $ 1,888     $ 1,965     $ 3,573
AT&T Consumer Services operating income...............    2,062       2,592       4,698
                                                        -------     -------     -------
Total reportable segments operating income............    3,950       4,557       8,271
Corporate and Other operating (loss)..................     (293)       (196)       (439)
                                                        -------     -------     -------
Operating income......................................    3,657       4,361       7,832
Other income (expense), net...........................      191         (77)      1,327
Interest (expense)....................................   (1,158)     (1,448)     (1,493)
                                                        -------     -------     -------
Income from continuing operations before income taxes,
  minority interest income and net (losses) related to
  other equity investments............................  $ 2,690     $ 2,836     $ 7,666
                                                        =======     =======     =======

  ASSETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services......................................   $34,202     $36,389
AT&T Consumer Services......................................     1,062       1,390
                                                               -------     -------
Total reportable segments...................................    35,264      37,779
Corporate and Other assets(1)...............................    12,724      17,658
                                                               -------     -------
Total assets................................................   $47,988     $55,437
                                                               =======     =======

---------------

(1) Includes cash of $4.0 billion for 2003 and $7.8 billion for 2002

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

  CAPITAL ADDITIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services...................................   $3,185      $3,716      $5,451
AT&T Consumer Services...................................       74         127         140
                                                            ------      ------      ------
Total reportable segments................................    3,259       3,843       5,591
Corporate and Other......................................      223          63         150
                                                            ------      ------      ------
Total capital additions..................................   $3,482      $3,906      $5,741
                                                            ======      ======      ======

  GEOGRAPHIC INFORMATION

  Revenue(1)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
United States(2)........................................   $32,952     $36,202     $40,512
International...........................................     1,577       1,625       1,685
                                                           -------     -------     -------
Total revenue...........................................   $34,529     $37,827     $42,197
                                                           =======     =======     =======

  Long-Lived Assets(3)

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
United States(2)............................................   $27,758     $29,097
International...............................................     1,918       1,689
                                                               -------     -------
Total long-lived assets.....................................   $29,676     $30,786
                                                               =======     =======

---------------

(1) Revenue is reported in the geographic area in which it originates.

(2) Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3) Long-lived assets include property, plant and equipment, net, goodwill and other purchased intangibles, net.

     Based on a review of our management model, we plan to transfer our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment, which will require the restatement of our segments in 2004. Additionally, we will continue to review our management model and structure, which may result in additional adjustments to our operating segments in the future.

16.  RELATED PARTY TRANSACTIONS

     AT&T had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002.

     Included in revenue was $268 million and $1.1 billion for services provided to Concert for the years ended December 31, 2002 and 2001, respectively.

     Included in access and other connection expenses are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by AT&T

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
to Concert for distributing Concert products totaling $491 million and $2.1 billion for the years ended December 31, 2002 and 2001, respectively.

     We had various related party transactions with LMG. Included in costs of services and products were programming expenses related to services from LMG. These expenses amounted to $199 million for the seven months ended July 31, 2001, the effective split-off date of LMG for accounting purposes.

17.  QUARTERLY INFORMATION (UNAUDITED)

      2003

                                                   FIRST        SECOND       THIRD        FOURTH
                                                 ----------   ----------   ----------   ----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................   $ 8,986      $ 8,795      $ 8,649      $ 8,099
Operating income...............................     1,166        1,029          829          633
Income from continuing operations..............       529          536          458          340
Net (loss) from discontinued operations
  (net of income taxes)........................        --           --          (13)          --
Income before cumulative effect of accounting
  change.......................................       529          536          445          340
Cumulative effect of accounting change
  (net of income taxes)........................        42           --          (27)          --
Net income.....................................       571          536          418          340

AT&T Common Stock Group:
Earnings (loss) per share -- basic(1):
Earnings from continuing operations............   $  0.67      $  0.68      $  0.58      $  0.43
(Loss) from discontinued operations............        --           --        (0.02)          --
Cumulative effect of accounting change.........      0.06           --        (0.03)          --
AT&T Common Stock Group earnings...............   $  0.73      $  0.68      $  0.53      $  0.43
Earnings (loss) per share -- diluted(1):
Earnings from continuing operations............   $  0.67      $  0.68      $  0.58      $  0.43
(Loss) from discontinued operations............        --           --        (0.02)          --
Cumulative effect of accounting change.........      0.06           --        (0.03)          --
AT&T Common Stock Group earnings...............   $  0.73      $  0.68      $  0.53      $  0.43

Dividends declared.............................   $0.1875      $0.1875      $0.2375      $0.2375

AT&T common stock prices(2)
  High.........................................   $ 27.89      $ 21.84      $ 23.18      $ 21.95
  Low..........................................     15.75        13.45        18.80        18.31
  Quarter-end close............................     16.20        19.25        21.55        20.30

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

      2002

                                               FIRST      SECOND(3)     THIRD      FOURTH(4)
                                              --------   -----------   --------   -----------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue.....................................  $ 9,548     $  9,580     $ 9,409      $ 9,290
Operating income (loss).....................    1,634        1,592       1,415         (280)
Income (loss) from continuing operations....      446          603         525         (611)
Net (loss) from discontinued operations
  (net of income taxes).....................     (565)     (13,433)       (318)        (197)
Gain on disposition of discontinued
  operations
  (net of income taxes).....................       --           --          --        1,324
(Loss) income before cumulative effect of
  accounting change.........................     (119)     (12,830)        207          516
Cumulative effect of accounting change
  (net of income taxes).....................     (856)          --          --           --
Net (loss) income...........................     (975)     (12,830)        207          516

AT&T Common Stock Group:
Earnings (loss) per share -- basic(1):
Earnings (loss) from continuing
  operations................................  $  0.63     $   0.83     $  0.68      $ (0.79)
(Loss) from discontinued operations.........    (0.80)      (18.41)      (0.41)       (0.26)
Gain on disposition of discontinued
  operations................................       --           --          --         1.71
Cumulative effect of accounting change......    (1.21)          --          --           --
AT&T Common Stock Group (loss) earnings.....  $ (1.38)    $ (17.58)    $  0.27      $  0.66
Earnings (loss) per share -- diluted(1):
Earnings (loss) from continuing
  operations................................  $  0.60     $   0.80     $  0.67      $ (0.79)
(Loss) from discontinued operations.........    (0.76)      (17.91)      (0.41)       (0.26)
Gain on disposition of discontinued
  operations................................       --           --          --         1.71
Cumulative effect of accounting change......    (1.16)          --          --           --
AT&T Common Stock Group (loss) earnings.....  $ (1.32)    $ (17.11)    $  0.26      $  0.66

Dividends declared..........................  $0.1875     $ 0.1875     $0.1875      $0.1875

AT&T common stock prices(2)
  High......................................  $ 39.47     $  32.50     $ 26.35      $ 29.42
  Low.......................................    27.62        18.64       16.81        21.43
  Quarter-end close.........................    32.19        21.94       24.62        26.11

---------------

(1) Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during the quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not always equal the full-year EPS.

(2) Stock prices obtained from the New York Stock Exchange Composite Tape.

(3) The loss from discontinued operations in the second quarter of 2002 included $16.5 billion ($11.8 billion after taxes) of goodwill and franchise costs impairment charges.

(4) Fourth quarter 2002 net income included $1.5 billion of net restructuring and other charges.

     In September 2003, in conjunction with our review of accounting and internal control systems, we determined that the liability on the balance sheet (included in accounts payable and accrued expenses)

                       AT&T CORP. AND SUBSIDIARIES (AT&T)
relating to costs incurred in 2001 and 2002 pertaining to access and other connection expenses was understated by $125 million. Since the impact to prior years' annual financial statements was not material, we recorded an additional expense of $125 million ($77 million after taxes) in the third quarter of 2003 to reflect the proper estimate of the liability.

     A review was conducted by outside legal counsel, under the direction of the Audit Committee. This review found that two employees, one lower-level and one mid-level management employee, circumvented the internal controls process, resulting in the financial impacts noted below. We made the appropriate personnel changes and enhanced our internal controls accordingly. The principal focus of these enhancements included higher skill levels of those performing the function (mid-level manager must be a Certified Public Accountant), changes in the approval process for accruing access expense, as well as additional reviews of such expenses and related reconciliations by higher levels of management (Business Unit Controller and AT&T Controller). In addition, actual access payments are reviewed quarterly to further substantiate the recorded liability.

     The expense, properly recorded in the respective periods, would have impacted quarterly and annual income from continuing operations as follows:

                                                                             EARNINGS PER
                                                      INCOME FROM          DILUTED SHARE --
                                                 CONTINUING OPERATIONS   CONTINUING OPERATIONS
                                                 ---------------------   ---------------------
                                                          IMPACT: (DECREASE)/INCREASE
                                                 ---------------------------------------------
                                                         (DOLLARS IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED:
  September 30, 2001...........................          $(33)                  $(0.04)
  December 31, 2001............................          $  1                   $ 0.01
  March 31, 2002...............................          $(64)                  $(0.08)
  June 30, 2002................................          $ 12                   $ 0.02
  September 30, 2002...........................          $ 14                   $ 0.01
  December 31, 2002............................          $ (7)                  $(0.01)
FOR THE YEAR ENDED:
  December 31, 2001............................          $(32)                  $(0.04)
  December 31, 2002............................          $(45)                  $(0.06)

18.  SUBSEQUENT EVENTS

     In February 2004, we offered to repurchase, for cash, any and all of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which now carry an interest rate of 7.25%. The offer to early redeem these securities expired on March 3, 2004, with $1.2 billion of notes redeemed, which will result in a loss of approximately $150 million in the first quarter of 2004. In connection with the debt redemption, we unwound $250 million notional amount of fixed-to-floating interest rate swaps. Also, we offered to repurchase for cash up to E1 billion of our outstanding E2 billion 6.0% Notes due November 2006, which now carry an interest rate of 6.75%. This repurchase is expected to close by the end of March 2004.

     In March 2004, a U.S. Court of Appeals vacated a number of recent FCC rulings made in connection with the Triennial Review, including the FCC's delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements. If this decision is not reversed, or unless the FCC issues new valid rules, which assure us of fair resale prices, our current local business could be materially affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     In September 2003, in conjunction with our review of accounting and internal control systems, the Company determined that the liability on the balance sheet (included in accounts payable and accrued expenses) relating to costs incurred in 2001 and 2002 pertaining to access and other connection expenses was understated by $125 million. Since the impact to prior years' annual financial statements was not material, the Company recorded an additional expense of $125 million ($77 million after-tax) in the third quarter of 2003 to reflect the proper estimate of the liability.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers and our Code of Ethics is set forth below. The other information required by Item 10 is incorporated by reference to our definitive proxy statement for the 2004 annual meeting of shareowners, including information under the captions "Information About the Meeting and Voting", "Information About Our Board and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". See also "What information is available about our company?" in Item 2 above.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (AS OF MARCH 1, 2004)

                                                                                   BECAME AT&T
NAME                     AGE                                                   EXECUTIVE OFFICER ON
----                     ---                                                   --------------------
William J. Hannigan....  44    President                                              12-03
James W. Cicconi.......  51    Executive Vice President and General Counsel           12-98
Nicholas S. Cyprus.....  50    Vice President and Controller                          01-03
David W. Dorman........  50    Chairman of the Board and Chief Executive              12-00
                               Officer
Edward M. Dwyer........  47    Vice President and Treasurer                           01-03
Hossein Eslambolchi....  46    President, AT&T Labs, AT&T Chief Technology            01-03
                               Officer and AT&T Business Chief Information
                               Officer
Robert S. Feit.........  41    Vice President-Law and Secretary                       01-03
Mirian M. Graddick-      49    Executive Vice President, Human Resources              03-99
  Weir.................
Thomas W. Horton.......  42    Senior Executive Vice President and Chief              06-02
                               Financial Officer
John Polumbo...........  52    President and Chief Executive Officer - AT&T           10-02
                               Consumer
Constance K. Weaver....  51    Executive Vice President, Public Relations,            10-02
                               Brand & Business Marketing

     All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Dorman, Hannigan, Horton and Polumbo. Prior to joining AT&T in December 2000, Mr. Dorman was Chief Executive Officer of Concert, a global venture created by AT&T and British Telecom, from 1999 to 2000; and Chairman, President and Chief Executive Officer of PointCast, an internet-based news and information service company, from 1998 to 1999. Prior to joining AT&T in 2003, Mr. Hannigan was President and Chief Executive Officer of Sabre Holdings, Inc. from 1999 to 2003; and President -- Global Marketing of SBC Communications Inc. from 1998 to 1999. Prior to joining AT&T in 2002, Mr. Horton served in various high level management positions of AMR Corporation, the parent company of American Airlines; he was Senior Vice President and Chief Financial Officer from 2000 to 2002, and Vice President-Europe Division from 1998 to 2000. Prior to becoming an Executive Officer of AT&T in 2002, Mr. Polumbo served as Senior Vice President of AT&T Business Global Ventures from September 2001; as President of the Global Services Unit of Concert from from June 1999 to September 2001 and from August 1998 to May 1999 he was President and Chief Operating Officer of Excite, Inc.

     We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers which applies to our principal executive officer, principal accounting officer and controller, principal financial officer and persons performing similar functions. The Code is posted at our website www.att.com/ir. Our Board did not grant a waiver of any ethics policy for any director or executive officer in 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated by reference in this Item 11 that portion of our definitive proxy statement for the 2004 annual meeting of shareowners under the captions "Five-Year Performance Comparison" and "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

     There is incorporated by reference in this Item 12 that portion of our definitive proxy statement for the 2004 annual meeting of shareowners under the captions "Stock Ownership of Management and Directors" and "Beneficial Ownership of More than Five Percent". Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information" and is also incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference in this Item 13 that portion of our definitive proxy statement for the 2004 annual meeting of shareowners under the caption "Certain Relationships and Related Transactions".

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     There is incorporated by reference in this Item 14 that portion of our definitive proxy statement for the 2004 annual meeting of shareholders under the captions "Our Independent Public Accountants" and "Report of the Audit Committee of the Board of Directors".

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8:

                                                              PAGES
                                                              -----
Report of Management........................................     53
Report of Independent Auditors..............................     54
Statements:
  Consolidated Statements of Operations.....................     55
  Consolidated Balance Sheets...............................     56
  Consolidated Statements of Changes in Shareowners'
     Equity.................................................     57
  Consolidated Statements of Cash Flows.....................     59
  Notes to Consolidated Financial Statements................     60

     (2) Financial Statement Schedule:

  Report of Independent Auditors............................     123
Schedule:
  II -- Valuation and Qualifying Accounts...................     124

     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

     Exhibits identified in parentheses below as on file with the Securities and Exchange Commission ("SEC") are incorporated herein by reference as exhibits hereto.

(3)a Restated Certificate of Incorporation of the registrant filed July 17, 2003 (incorporated by reference to Form 10-Q for second quarter 2003, File No. 1-1105).
(3)b            By-Laws of the registrant, as amended March 20, 2003
                (incorporated by reference to Form 10-K for 2002, File No.
                1-1105).
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, File No. 333-97953).
4(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, File
                No. 333-87960).
(10)(i)1        Separation and Distribution Agreement by and among AT&T
                Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March
                29, 1996 (incorporated by reference to Exhibit (10)(i)1 to
                Form 10-K for 1996, File No. 1-1105).

(10)(i)2 Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5 Employee Benefits Agreement, dated as of November 20, 1996, between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).

(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).

(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A of Liberty Media Corporation (File No.
                333-93917) as filed on February 9, 2000).
(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).

(10)(i)33          Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband
                   Corp., Comcast Corporation, AT&T Broadband Acquisition Corp., Comcast Acquisition Corp. and AT&T
                   Comcast Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on
                   Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)34          Separation and Distribution Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T
                   Broadband Corp. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form
                   S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)35          Tax Sharing Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                   (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of AT&T
                   Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)36          Employee Benefits Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband
                   Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File No. 1-1105).
(10)(i)37          Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of October 8, 2003, among AT&T Corp., the Lenders party hereto, JPMorgan Chase Bank and Citibank, N.A. as
                   Administrative Agents, Abn Amro Bank N.V., Bank of America, N.A. and Royal Bank of Scotland, as
                   Co-Syndication Agents, and Credit Suisse First Boston, Cayman Islands Branch, Deutsch Bank AG
                   New York Branch and Morgan Stanley Bank, as Co-Documentation Agents, with J.P. Morgan Securities
                   Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners.
                   (incorporated by reference to Form 8-K filed October 9, 2003, File No. 1-1105).
(10)(iii)(A)1      AT&T Short Term Incentive Plan as amended March, 1994 (incorporated by reference to Exhibit
                   (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)2      AT&T 1987 Long Term Incentive Program as amended December 17, 1997 (incorporated by reference to
                   Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)3      AT&T Senior Management Individual Life Insurance Program as amended March 3, 1998 (incorporated by reference to Exhibit (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4      AT&T Senior Management Long Term Disability and Survivor Protection Plan, as amended and restated effective January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form
                   10-K for 1996, File No. 1-1105).
(10)(iii)(A)5      AT&T Senior Management Financial Counseling Program dated December 29, 1994 (incorporated by reference to Exhibit (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6      AT&T Deferred Compensation Plan for Non-Employee Directors, as amended December 15, 1993
                   (incorporated by reference to Exhibit (10) (iii)(A)6 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)7      The AT&T Directors Individual Life Insurance Program as amended March 2, 1998 (incorporated by reference to Exhibit (10)(iii)(A)7 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8      AT&T Plan for Non-Employee Directors' Travel Accident Insurance (incorporated by reference to
                   Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).
(10)(iii)(A)9      AT&T Excess Benefit and Compensation Plan, as amended and restated effective October 1, 1996
                   (incorporated by reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996, File No. 1-1105)
                   including Form of Amendment to AT&T Excess Benefit and Compensation Plan dated as of July 28,
                   2003 (incorporated by reference to Exhibit 10(iii)(A)1 to Form 10-Q for third quarter 2003, File
                   No. 1-1105).

(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (incorporated by reference to Exhibit
                (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105)
                including Form of Amendment to AT&T Non-Qualified Pension
                Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)2 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (incorporated by reference to Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No.
                1-1105) including Form of Amendment to AT&T Senior
                Management Incentive Award Deferral Plan dated as of July
                28, 2003 (incorporated by reference to Exhibit 10(iii)(A)3 to Form 10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105) including
                AT&T Mid-Career Pension Plan, as amended and restated July
                1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through
                March 14, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14  Indemnification Agreement for Officers and Directors.
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised
                February 20, 1989 (incorporated by reference to Exhibit
                (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)16 to Form 10-K for 2000, File No.
                1-1105) including Form of Amendment to AT&T Corp. Senior
                Management Universal Life Insurance Program dated as of July
                28, 2003 (incorporated by reference to Exhibit 10(iii)(A)4 to Form 10-Q for third quarter 2003, File No. 1-1105). AT&T
                Corp. Executive Life Insurance Program as amended and restated on January 1, 2004.
(10)(iii)(A)17  AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit (10)(iii)(A)17 to Form 10-K for 1999, File No.
                1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                1-1105), and as amended, restated and renamed AT&T Senior
                Officer Separation Plan as of January 1, 2003 including Form of Amendment of Appendix A of AT&T Senior Officer Severance
                Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)19  Special Incentive Agreement between AT&T Corp. and Hossein
                Eslambolchi dated June 2, 2003 (incorporated by reference to
                Exhibit (10)(iii)(A)1 to Form 10-Q for second quarter 2003,
                File No. 1-1105).
(10)(iii)(A)20  Employment Agreement between AT&T Corp. and Thomas W. Horton dated as of June 10, 2002.
(10)(iii)(A)21  Pension Agreement between AT&T Corp. and Thomas W. Horton dated as of July 29, 2003.
(10)(iii)(A)22  Modification to Employment Agreement dated September 16,
                2002 to Employment Agreement between AT&T Corp. and Thomas
                W. Horton dated as of June 10, 2002.
(10)(iii)(A)23  Financial Services Agreement between AT&T Corp. and Thomas
                W. Horton dated as of July 24, 2002.
(10)(iii)(A)24  AT&T Corp. Executive Disability Plan dated February 2004
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).

(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Special Temporary Allowance Agreement between AT&T Corp. and
                Dave Dorman dated December 15, 2003.
(10)(iii)(A)28  Agreement between AT&T Corp. and Hossein Eslambolchi dated
                January 4, 2001 including amendment dated March 9, 2001
                (incorporated by reference to Exhibit (10)(iii)(A)28 to Form
                10-K for 2002, File No. 1-1105).
(10)(iii)(A)29  Board of Directors resolution adopted July 15, 2003 amending various executive and management plans as of January 1, 2004.
(10)(iii)(A)30  Loan Agreement between AT&T Corp. and David Dorman dated
                December 21, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)30 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Loan Agreement between AT&T Corp. and David Dorman dated
                December 21, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)31 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Loan Agreement between AT&T Corp. and David Dorman dated
                April 13, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105)
                including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105) including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)35  Special Equity Agreement between AT&T Corp. and Hossein
                Eslambolchi dated January 31, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002,
                File No. 1-1105).
(10)(iii)(A)36  Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)36 to Form10-K for 2002, File No. 1-1105).
(10)(iii)(A)37  Agreement between AT&T Corp. and James W. Cicconi dated July
                29, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)38  Special Deferral Agreement between AT&T Corp. and James W.
                Cicconi dated April 2, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No.
                1-1105).
(10)(iii)(A)39  Employment Agreement between AT&T Corp. and John Polumbo dated September 7, 2001.
(10)(iii)(A)40  Special Temporary Allowance Agreement between AT&T Corp. and
                John Polumbo dated December 1, 2003.
(10)(iii)(A)41  Amendment dated July 29, 2003 to Employment Agreement between AT&T Corp. and John Polumbo dated September 7, 2001.
(10)(iii)(A)42  Amendment dated October 2002 to Exhibit A of Employment
                Agreement between AT&T Corp. and John Polumbo dated
                September 7, 2001.
(12)            Computation of Ratio of Earnings to Fixed Charges.
(14)            Code of Ethics for Chief Executive Officer and Senior
                Financial Officers
(21)            List of subsidiaries of AT&T.
(23a)           Consent of PricewaterhouseCoopers LLP.
(23b)           Consent of KPMG LLP.

(23c)           Consent of PricewaterhouseCoopers LLP.
(23d)           Consent of KPMG LLP.
(24)            Powers of Attorney executed by officers and directors who
                signed this report.
(31.1)          Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
                of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)          Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
                of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)          Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
(32.2)          Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
(99.1)          AT&T Canada Inc. March 2003 and 2002 Financial Statements
(99.2)          AT&T Canada Inc. December 31, 2002, 2001 and 2000 Financial
                Statements
(99.3)          Concert B. V. December 31, 2001 and 2000 Financial
                Statements
(99.4)          Liberty Media Corporation December 2001, 2000 and 1999
                Financial Statements

     Shareowners may access and download without charge on AT&T's website at www.att.com/ir copies of the proxy statement, portions of which are incorporated herein by reference, and certain Exhibits that have been filed electronically with the Securities and Exchange Commission. AT&T will furnish a copy of any other exhibit at cost.

     (b) Reports on Form 8-K:

     During the fourth quarter 2003, the following Forms 8-K were filed and/or furnished: Form 8-K dated October 1, 2003 was filed pursuant to Item 12 (Results of Operations and Financial Condition) on October 6, 2003, Form 8-K dated October 8, 2003 was filed pursuant to Item 5 (Other Events) on October 9, 2003, Form 8-K dated October 21, 2003 was filed pursuant to Item 5 (Other Events),
Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
Item 12 (Results of Operations and Financial Condition) on October 24, 2003, Form 8-K dated December 2, 2003 was filed pursuant to Item 5 (Other Events) and
Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) on December 2, 2003, Form 8-K dated December 11, 2003 was filed pursuant to Item 5 (Other Events), Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) on December 11, 2003 and Form 8-K dated December 11, 2003 was filed pursuant to
Item 5 (Other Events) on December 17, 2003.

                       REPORT OF INDEPENDENT AUDITORS ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of AT&T Corp.

     Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 appearing in the 2003 Annual Report to Shareowners of AT&T Corp. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 5, 2004

                                                                     SCHEDULE II

                                   AT&T CORP.
                       AND ITS CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                         COLUMN B     COLUMN C      COLUMN D
                                                BALANCE AT   CHARGED TO                     COLUMN E
                                                BEGINNING    COSTS AND                     BALANCE AT
DESCRIPTION                                     OF PERIOD     EXPENSES    DEDUCTIONS(A)   END OF PERIOD
-----------                                     ----------   ----------   -------------   -------------
                                                                 (DOLLARS IN MILLIONS)
Year 2003
Allowances for doubtful accounts(b)(c)........    $  720       $  710        $  793           $637
Deferred tax asset valuation allowance........    $  689       $  208        $   40           $857
Year 2002
Allowances for doubtful accounts(b)...........    $  809       $1,058        $1,147           $720
Deferred tax asset valuation allowance(d).....    $   34       $  655        $   --           $689
Year 2001
Allowances for doubtful accounts(b)...........    $1,164       $  884        $1,239           $809
Deferred tax asset valuation allowance........    $   18       $   16        $   --           $ 34

---------------

(a) For allowances for doubtful accounts, this column includes amounts written off as uncollectible, net of recoveries.

(b) Includes allowances for doubtful accounts on long-term receivables of $58 million, $51 million, and $55 million at December 31, 2003, 2002, and 2001, respectively (included in other assets in the Consolidated Balance Sheets).

(c) Amount charged to costs and expenses for 2003 included $7 million related to long-term receivables.

(d) The increase in the deferred tax asset valuation allowance in 2002 was primarily due to the asset impairment charge recorded for AT&T's investment in AT&T Latin America.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT&T CORP.

                                          By:         /s/ R.S. FEIT
                                            ------------------------------------
                                                         R.S. Feit
                                            Vice President -- Law and Secretary

March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    SIGNATURE                                     TITLE(S)                     DATE
                    ---------                                     --------                     ----
               /s/ DAVID W. DORMAN                       Chairman of the Board and        March 12, 2004
    -----------------------------------------             Chief Executive Officer
                 David W. Dorman


               /s/ THOMAS W. HORTON                   Senior Executive Vice President     March 12, 2004
    -----------------------------------------           and Chief Financial Officer
                 Thomas W. Horton


              /s/ NICHOLAS S. CYPRUS                   Vice President and Controller      March 12, 2004
    -----------------------------------------
                Nicholas S. Cyprus

Directors:
William F. Aldinger*
Kenneth T. Derr*
M. Kathryn Eickhoff*
Herbert L. Henkel*
Frank C. Herringer*
Shirley Ann Jackson*
Jon C. Madonna*
Donald F. McHenry*
Tony L. White*

                By: /s/ R.S. FEIT                                                         March 12, 2004
 ------------------------------------------------
                    R.S. Feit
               (Attorney-in-Fact)*

                                 EXHIBIT INDEX

(3)a Restated Certificate of Incorporation of the registrant filed July 17, 2003 (incorporated by reference to Form 10-Q for second quarter 2003, File No. 1-1105).
(3)b            By-Laws of the registrant, as amended March 20, 2003
                (incorporated by reference to Form 10-K for 2002, File No.
                1-1105).
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, File No. 333-97953).
4(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, File
                No. 333-87960).
(10)(i)1        Separation and Distribution Agreement by and among AT&T
                Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March
                29, 1996 (incorporated by reference to Exhibit (10)(i)1 to
                Form 10-K for 1996, File No. 1-1105).
(10)(i)2 Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5 Employee Benefits Agreement, dated as of November 20, 1996, between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).

(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).

(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).

(10)(i)29          Seventh Supplement to Inter-Group Agreement dated as of July 25, 2000, between and among AT&T
                   Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered
                   Entity listed on the signature pages thereof, on the other hand (incorporated by reference to
                   Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No.
                   333-55998) as filed on February 21, 2001).
(10)(i)30          Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the
                   Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit
                   10.20 to the Registration Statement on Form S-1/A of Liberty Media Corporation (File No.
                   333-93917) as filed on February 9, 2000).
(10)(i)31          Eighth Supplement to Inter-Group Agreement dated as of November 20, 2000, between and among AT&T
                   Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered
                   Entity listed on the signature pages thereof, on the other hand (incorporated by reference to
                   Exhibit 10.24 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No.
                   333-66034) as filed on July 27, 2001).
(10)(i)32          Ninth Supplement to Inter-Group Agreement dated as of June 14, 2001, between and among AT&T
                   Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC, Liberty
                   SP, Inc., LMC Interactive, Inc. and Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of Liberty Media
                   Corporation (File No. 333-66034) as filed on July 27, 2001).
(10)(i)33          Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband
                   Corp., Comcast Corporation, AT&T Broadband Acquisition Corp., Comcast Acquisition Corp. and AT&T
                   Comcast Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on
                   Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)34          Separation and Distribution Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T
                   Broadband Corp. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form
                   S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)35          Tax Sharing Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                   (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of AT&T
                   Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)36          Employee Benefits Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband
                   Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File No. 1-1105).
(10)(i)37          Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of October 8, 2003, among AT&T Corp., the Lenders party hereto, JPMorgan Chase Bank and Citibank, N.A. as
                   Administrative Agents, Abn Amro Bank N.V., Bank of America, N.A. and Royal Bank of Scotland, as
                   Co-Syndication Agents, and Credit Suisse First Boston, Cayman Islands Branch, Deutsch Bank AG
                   New York Branch and Morgan Stanley Bank, as Co-Documentation Agents, with J.P. Morgan Securities
                   Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners.
                   (incorporated by reference to Form 8-K filed October 9, 2003, File No. 1-1105).
(10)(iii)(A)1      AT&T Short Term Incentive Plan as amended March, 1994 (incorporated by reference to Exhibit
                   (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)2      AT&T 1987 Long Term Incentive Program as amended December 17, 1997 (incorporated by reference to
                   Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).

(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (incorporated by reference to Exhibit
                (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (incorporated by reference to
                Exhibit (10) (iii)(A)6 to Form 10-K for 1993, File No.
                1-1105).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)7 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (incorporated by reference to Exhibit
                (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).
(10)(iii)(A)9   AT&T Excess Benefit and Compensation Plan, as amended and
                restated effective October 1, 1996 (incorporated by
                reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996,
                File No. 1-1105) including Form of Amendment to AT&T Excess
                Benefit and Compensation Plan dated as of July 28, 2003
                (incorporated by reference to Exhibit 10(iii)(A)1 to Form
                10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)10  AT&T Non-Qualified Pension Plan, as amended and restated
                January 1, 1995 (incorporated by reference to Exhibit
                (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105)
                including Form of Amendment to AT&T Non-Qualified Pension
                Plan dated as of July 28, 2003 (incorporated by reference to
                Exhibit 10(iii)(A)2 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)11  AT&T Senior Management Incentive Award Deferral Plan, as
                amended January 21, 1998 (incorporated by reference to
                Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No.
                1-1105) including Form of Amendment to AT&T Senior
                Management Incentive Award Deferral Plan dated as of July
                28, 2003 (incorporated by reference to Exhibit 10(iii)(A)3 to Form 10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)12  AT&T Mid-Career Hire Program revised effective January 1,
                1988 (incorporated by reference to Exhibit (10)(iii)(A)4 to
                Form SE, dated March 25, 1988, File No. 1-1105) including
                AT&T Mid-Career Pension Plan, as amended and restated July
                1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13  AT&T 1997 Long Term Incentive Program as amended through
                March 14, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14  Indemnification Agreement for Officers and Directors.
(10)(iii)(A)15  Pension Plan for AT&T Non-Employee Directors revised
                February 20, 1989 (incorporated by reference to Exhibit
                (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)16 to Form 10-K for 2000, File No.
                1-1105) including Form of Amendment to AT&T Corp. Senior
                Management Universal Life Insurance Program dated as of July
                28, 2003 (incorporated by reference to Exhibit 10(iii)(A)4 to Form 10-Q for third quarter 2003, File No. 1-1105). AT&T
                Corp. Executive Life Insurance Program as amended and
                restated on January 1, 2004.
(10)(iii)(A)17  AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit (10)(iii)(A)17 to Form 10-K for 1999, File No.
                1-1105).

(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                1-1105), and as amended, restated and renamed AT&T Senior
                Officer Separation Plan as of January 1, 2003 including Form of Amendment of Appendix A of AT&T Senior Officer Severance
                Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)19  Special Incentive Agreement between AT&T Corp. and Hossein
                Eslambolchi dated June 2, 2003 (incorporated by reference to
                Exhibit (10)(iii)(A)1 to Form 10-Q for second quarter 2003,
                File No. 1-1105).
(10)(iii)(A)20  Employment Agreement between AT&T Corp. and Thomas W. Horton dated as of June 10, 2002.
(10)(iii)(A)21  Pension Agreement between AT&T Corp. and Thomas W. Horton dated as of July 29, 2003.
(10)(iii)(A)22  Modification to Employment Agreement dated September 16,
                2002 to Employment Agreement between AT&T Corp. and Thomas
                W. Horton dated as of June 10, 2002.
(10)(iii)(A)23  Financial Services Agreement between AT&T Corp. and Thomas
                W. Horton dated as of July 24, 2002.
(10)(iii)(A)24  AT&T Corp. Executive Disability Plan dated February 2004
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Special Temporary Allowance Agreement between AT&T Corp. and
                Dave Dorman dated December 15, 2003.
(10)(iii)(A)28  Agreement between AT&T Corp. and Hossein Eslambolchi dated
                January 4, 2001 including amendment dated March 9, 2001
                (incorporated by reference to Exhibit (10)(iii)(A)28 to Form
                10-K for 2002, File No. 1-1105).
(10)(iii)(A)29  Board of Directors resolution adopted July 15, 2003 amending various executive and management plans as of January 1, 2004.
(10)(iii)(A)30  Loan Agreement between AT&T Corp. and David Dorman dated
                December 21, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)30 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Loan Agreement between AT&T Corp. and David Dorman dated
                December 21, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)31 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)32  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)33  Loan Agreement between AT&T Corp. and David Dorman dated
                April 13, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)33 to Form 10-K for 2001, File No. 1-1105).
(10)(iii)(A)34  Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105)
                including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105) including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)35  Special Equity Agreement between AT&T Corp. and Hossein
                Eslambolchi dated January 31, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002,
                File No. 1-1105).

(10)(iii)(A)36  Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment
                dated January 6, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)36 to Form10-K for 2002, File No. 1-1105).
(10)(iii)(A)37  Agreement between AT&T Corp. and James W. Cicconi dated July
                29, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)38  Special Deferral Agreement between AT&T Corp. and James W.
                Cicconi dated April 2, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No.
                1-1105).
(10)(iii)(A)39  Employment Agreement between AT&T Corp. and John Polumbo dated September 7, 2001.
(10)(iii)(A)40  Special Temporary Allowance Agreement between AT&T Corp. and
                John Polumbo dated December 1, 2003.
(10)(iii)(A)41  Amendment dated July 29, 2003 to Employment Agreement between AT&T Corp. and John Polumbo dated September 7, 2001.
(10)(iii)(A)42  Amendment dated October 2002 to Exhibit A of Employment
                Agreement between AT&T Corp. and John Polumbo dated
                September 7, 2001.
(12)            Computation of Ratio of Earnings to Fixed Charges.
(14)            Code of Ethics for Chief Executive Officer and Senior
                Financial Officers
(21)            List of subsidiaries of AT&T.
(23a)           Consent of PricewaterhouseCoopers LLP.
(23b)           Consent of KPMG LLP.
(23c)           Consent of PricewaterhouseCoopers LLP.
(23d)           Consent of KPMG LLP.
(24)            Powers of Attorney executed by officers and directors who
                signed this report.
(31.1)          Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
                of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)          Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
                of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)          Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
(32.2)          Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
(99.1)          AT&T Canada Inc. March 2003 and 2002 Financial Statements
(99.2)          AT&T Canada Inc. December 31, 2002, 2001 and 2000 Financial
                Statements
(99.3)          Concert B. V. December 31, 2001 and 2000 Financial
                Statements
(99.4)          Liberty Media Corporation December 2001, 2000 and 1999
                Financial Statements