Form 10-Q
period 2004-03-31
AT&T CORP
filed 2004-05-10
CIK 5907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    .X.        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

.... TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 1-1105

AT&T CORP.

A New York Corporation

I.R.S. Employer No. 13-4924710

One AT&T Way, Bedminster, New Jersey 07921

Telephone — Area Code 908-221-2000

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

        At April 30, 2004, the following shares of stock were outstanding: AT&T common stock – 793,905,898

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions, except per share amounts)
Revenue	$7,990	$8,986
Operating expenses
Access and other connection	2,638	2,698
Costs of services and products (excludes depreciation of $874 and $854 included below)	1,864	2,011
Selling, general and administrative	1,744	1,921
Depreciation and amortization	1,250	1,186
Net restructuring and other charges	213	4

Total operating expenses	7,709	7,820

Operating income	281	1,166
Other (expense) income, net	(174)	10
Interest (expense)	(228)	(332)

(Loss) income before income taxes, minority interest income, net (losses)
related to equity investments and cumulative effect of accounting change	(121)	844
Benefit (provision) for income taxes	426	(297)
Minority interest income	--	1
Net (losses) related to equity investments	(1)	(19)

Income before cumulative effect of accounting change	304	529
Cumulative effect of accounting change [net of income taxes of $(26)]	--	42

Net income	$304	$571

Per basic and diluted share:
Earnings before cumulative effect of accounting change	$0.38	$0.67
Cumulative effect of accounting change	--	0.06

Earnings per basic and diluted share	$0.38	$0.73

        The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	At March 31, 2004	At December 31, 2003
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,578	$4,353
Accounts receivable, less allowances of $632 and $579	3,870	4,036
Deferred income taxes	1,021	715
Other current assets	1,476	744

Total Current Assets	8,945	9,848
Property, plant and equipment, net of accumulated depreciation
of $35,388 and $34,300	23,479	24,376
Goodwill	4,779	4,801
Other purchased intangible assets, net of accumulated amortization
of $352 and $320	466	499
Prepaid pension costs	3,937	3,861
Other assets	3,413	4,603

Total Assets	$45,019	$47,988

Liabilities
Accounts payable and accrued expenses	$3,112	$3,256
Compensation and benefit-related liabilities	1,425	1,783
Debt maturing within one year	2,315	1,343
Other current liabilities	2,463	2,501

Total Current Liabilities	9,315	8,883
Long-term debt	9,572	13,066
Long-term compensation and benefit-related liabilities	3,562	3,528
Deferred income taxes	5,388	5,395
Other long-term liabilities and deferred credits	3,086	3,160

Total Liabilities	30,923	34,032
Shareowners' Equity
AT&T Common Stock, $1 par value, authorized 2,500,000,000 shares;
issued and outstanding 793,838,486 shares (net of 171,969,147 treasury shares) at March 31, 2004 and 791,911,022 shares
(net of 172,179,303 treasury shares) at December 31, 2003	794	792
Additional paid-in capital	27,589	27,722
Accumulated deficit	(14,407)	(14,707)
Accumulated other comprehensive income	120	149

Total Shareowners' Equity	14,096	13,956

Total Liabilities and Shareowners' Equity	$45,019	$47,988

        The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)
	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
AT&T Common Stock
Balance at beginning of year	$792	$783
Shares issued under employee plans	2	3

Balance at end of period	794	786

Additional Paid-In Capital
Balance at beginning of year	27,722	28,163
Shares issued, net:
Under employee plans	39	41
Other	8	8
Dividends declared	(189)	(147)
Other	9	14

Balance at end of period	27,589	28,079

Accumulated Deficit
Balance at beginning of year	(14,707)	(16,566)
Net income	304	571
Treasury shares issued at less than cost	(4)	--

Balance at end of period	(14,407)	(15,995)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	149	(68)
Other comprehensive (loss)	(29)	(104)

Balance at end of period	120	(172)

Total Shareowners' Equity	$14,096	$12,698

Summary of Total Comprehensive Income (Loss):
Income before cumulative effect of accounting changes	$304	$529
Cumulative effect of accounting changes	--	42

Net income	304	571
Other comprehensive (loss)	(29)	(104)

Comprehensive Income	$275	$467

AT&T accounts for treasury stock as retired stock. The amounts attributable to treasury stock at March 31, 2004 and December 31, 2003 were $(17,014) million and $(17,026) million, respectively.

We have 100 million authorized shares of preferred stock at $1 par value.

        The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Operating Activities
Net income	$304	$571
Deduct:
Cumulative effect of accounting change- net of income taxes	--	42

Income before cumulative effect of accounting change	304	529
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Net gains on sales of businesses and investments	(11)	(24)
Loss on early extinguishment of debt	274	2
Net restructuring and other charges	201	4
Depreciation and amortization	1,250	1,186
Provision for uncollectible receivables	146	200
Deferred income taxes	(295)	191
Decrease in receivables	18	57
Increase (decrease) in accounts payable and accrued expenses	7	(219)
Net change in other operating assets and liabilities	(443)	271
Other adjustments, net	(102)	19

Net Cash Provided by Operating Activities	1,349	2,216

Investing Activities
Capital expenditures and other additions	(546)	(859)
Proceeds from sale or disposal of property, plant and equipment	9	11
Investment distributions and sales	14	82
Net dispositions (acquisitions) of businesses, net of cash disposed/acquired	8	(158)
Other investing activities, net	8	1

Net Cash Used in Investing Activities	(507)	(923)

Financing Activities
Retirement of long-term debt, including redemption premiums	(2,781)	(4,028)
Increase (decrease) in short-term borrowings, net	35	(302)
Issuance of AT&T common shares	22	35
Dividends paid on common stock	(188)	(147)
Other financing activities, net	295	35

Net Cash Used in Financing Activities	(2,617)	(4,407)

Net (decrease) in cash and cash equivalents	(1,775)	(3,114)
Cash and cash equivalents at beginning of year	4,353	8,014

Cash and cash equivalents at end of period	$2,578	$4,900

        The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T’s Form 10-K for the year ended December 31, 2003. We have reclassified certain prior period amounts to conform to our current presentation, including the transfer of our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment.

2. Summary of Significant Accounting Policies

AT&T has a Long Term Incentive Program under which AT&T grants stock options, performance shares, restricted stock and other awards in AT&T common stock and an Employee Stock Purchase Plan. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has been recognized other than for our performance-based and restricted stock awards, stock appreciation rights (SARs), and certain occasions when we have modified the terms of the stock option vesting schedule.

If AT&T had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions, except per share amounts)
Net income	$304	$571
Add:
Stock-based employee compensation included in reported
results, net of income taxes	18	10
Deduct:
Total stock-based compensation expense determined under
the fair value method for all awards, net of income taxes	(51)	(48)

Pro forma net income	$271	$533

Basic and diluted earnings per share	$0.38	$0.73
Pro forma basic and diluted earnings per share	$0.34	$0.68

Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant.

Pro forma income before the cumulative effect of accounting change was $271 million and $491 million for the periods ended March 31, 2004 and 2003, respectively.

Pro forma earnings per basic and diluted share before cumulative effect of accounting change were $0.34 and $0.62 for the periods ended March 31, 2004 and 2003, respectively.

For a detailed discussion of significant accounting policies, please refer to AT&T’s Form 10-K for the year ended December 31, 2003.

3. Supplementary Financial Information

Supplementary Income Statement Information

SFAS No. 143, "Accounting for Asset Retirement Obligations"

Effective January 1, 2003, AT&T adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The offset to the initial asset retirement obligation is an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

Supplementary Balance Sheet Information

	AT&T Business Services	AT&T Consumer Services	Total AT&T
	(Dollars in millions)
Goodwill:
Balance at January 1, 2004	$4,731	$70	$4,801
Translation adjustment	(19)	--	(19)
Other	(3)	--	(3)

Balance at March 31, 2004	$4,709	$70	$4,779

	Carrying Amount	Accumulated Amortization	Net
	(Dollars in millions)
Amortizable Other Purchased Intangible Assets:
Customer lists and relationships	$548	$162	$386
Other	271	158	113

Balance at December 31, 2003	$819	$320	$499

Customer lists and relationships	$547	$183	$364
Other	271	169	102

Balance at March 31, 2004	$818	$352	$466

The amortization expense associated with purchased intangible assets for the three months ended March 31, 2004 and 2003, was $33 million and $16 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2004, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008.

Other Current Assets:

Recorded within other current assets as of March 31, 2004, is restricted cash of $504 million relating to private debt that matures in February 2005. This asset had a balance of $499 million at December 31, 2003, and was recorded in other assets.

Supplementary Shareowners’ Equity Information

Accumulated other comprehensive income (loss):

	Net Foreign Currency Translation	Net Revaluation of Certain Financial Instruments	Net Minimum Pension Liability	Accumulated Other Comprehensive Income
	(Dollars in millions)
Balance at January 1, 2004	$200	$25	$(76)	$149
Change	(18)	(11)	--	(29)

Balance at March 31, 2004	$182	$14	$(76)	$120

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Other comprehensive income (loss):
Net foreign currency translation adjustment [net of taxes of $10 and $(28)]	$(18)	$46
Net revaluation of certain financial instruments:
Unrealized gains (losses) [net of taxes of $(2) and $(13)]	4	21
Recognition of previously unrealized (gains) losses
[net of taxes of $9 and $106](1)	(15)	(171)

Total other comprehensive (loss)	$(29)	$(104)

(1)     See below for a summary of recognition of previously unrealized (gains) losses on available-for-sale securities.

	For the Three Months Ended March 31,
	2004		2003
	Pretax	After Taxes	Pretax	After Taxes
	(Dollars in millions)
Summary of Recognition of Previously Unrealized (Gains) Losses:
Other income/expense, net:
Sale/exchange of various securities	$(7)	$(4)	$(177)	$(109)
Other financial instrument activity	(17)	(11)	(100)	(62)

Total recognition of previously unrealized (gains) losses	$(24)	$(15)	$(277)	$(171)

4. Earnings Per Common Share and Potential Common Share

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

Weighted-average common shares used in the calculation of basic EPS for the three months ended March 31, 2004 and 2003 were 793 million and 784 million, respectively. Weighted-average common shares and potential common shares used in the calculation of diluted EPS for the three months ended March 31, 2004 and 2003 were 796 million and 785 million, respectively. Potentially dilutive securities for these periods were stock options and restricted stock units. No adjustments were made to income for the computation of diluted EPS.

5. Net Restructuring and Other Charges

Net restructuring and other charges of $213 million for the three months ended March 31, 2004 were comprised of a real estate impairment charge of $121 million and business restructuring obligations of $92 million. This included $91 million related to AT&T Business Services, $1 million related to AT&T Consumer Services and $121 million related to the Corporate and Other group.

During the first quarter of 2004, the decision was made to divest five of our owned buildings in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment charge of $121 million was recorded within the Corporate and Other group to reduce the book value of the five buildings to the current fair market value based on third party assessments (including broker appraisals). Subsequent to March 31, 2004, we signed contracts to sell four of these buildings. It is anticipated that the sale of all buildings will be completed by March 31, 2005.

The remaining $92 million related to business restructuring activities consisted of $52 million of separation costs and $40 million of facility closing obligations. This exit plan impacted approximately 780 employees (the majority of which were involuntary) primarily within the AT&T Business Services segment as a result of integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. Slightly more than half of the employees associated with this exit plan were managers. Approximately 35% of the affected employees left their positions as of March 31, 2004. The $40 million of facility closing reserves are associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

The following table displays the activity and balances of the restructuring reserve account:

	Type of Cost
	Employee Separation	Facility Closings	Other	Total
	(Dollars in millions)
Balance at January 1, 2004	$156	$205	$2	$363
Additions	52	40	--	92
Deductions	(106)	(14)	--	(120)

Balance at March 31, 2004	$102	$231	$2	$335

Deductions primarily reflected total cash payments of $115 million. These cash payments include cash termination benefits of $101 million, which were funded primarily through cash from operations.

In the first quarter of 2003, net restructuring and other charges of $4 million reflected the operations of our consolidated subsidiary, AT&T Latin America, which was accounted for as an asset held for sale at that time. This charge was reported within our AT&T Business Services segment. On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy, was deconsolidated as of June 30, 2003, and sold in February 2004.

Substantially all headcount reductions associated with the 2003 exit plans were completed as of March 31, 2004.

6. Debt Obligations

Long-Term Debt

In March 2004, we completed the early retirement of $1.2 billion of $1.5 billion outstanding 6.5% Notes maturing in November 2006, which currently carry an interest rate of 7.25%. The notes were repurchased with cash and resulted in a loss of $157 million recorded in other (expense) income, net.

In addition, during March 2004, we completed the early retirement of $928 million of our outstanding $1.8 billion 6.0% Euro Notes due November 2006, which currently carry an interest rate of 6.75%. The notes were repurchased with cash and resulted in a net loss of $117 million recorded in other (expense) income, net. The carrying value of these notes was $1.3 billion, including $0.4 billion in associated foreign currency mark-to-market adjustments.

7. Financial Instruments

In the normal course of business, we use various financial instruments, including derivative financial instruments, to manage our market risk associated with changes in interest rates, foreign currency rates and equity prices. We do not use financial instruments for trading or speculative purposes. These instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants.

Interest Rate Swap Agreements

We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to LIBOR (London Inter-Bank Offered Rate). The notional amount of our fixed-rate to floating-rate swaps was $750 million as of March 31, 2004, a decline of $250 million from December 31, 2003. This decline reflects the unwind of $250 million notional amount of fixed-to-floating interest rate swaps, which were designated as fair value hedges, in conjunction with the early retirement of $1.2 billion of long-term notes in March 2004 (see note 6). The weighted-average receive rate and pay rate for the outstanding fixed-to-floating interest rate swaps as of March 31, 2004, was 4.83% and 3.44%, respectively.

In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of March 31, 2004, the notional amount and fair value of these contracts were $1.6 billion and $552 million, respectively, compared with $2.5 billion and $1.0 billion, respectively, at December 31, 2003. The decreases in the notional amount and fair value of these agreements were primarily related to $928 million notional amount of combined interest rate foreign currency swap contracts, designated as cash flow hedges, which were unwound in March 2004 in connection with the early retirement of long-term Euro notes in March 2004 (see note 6). As a result of this unwind, we recognized $10 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other (expense) income, net. In addition, we returned $50 million of cash collateral that we held as of December 31, 2003, in connection with the unwind of these combined interest rate swap agreements.

Foreign Exchange

We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. As of March 31, 2004, the notional amount outstanding on these contracts was $1.4 billion, compared with $1.1 billion as of December 31, 2003. The increase in the notional amount was primarily attributable to a $0.3 billion increase in forward contracts relating to a rise in our Euro commercial paper borrowings. In addition, in connection with the early retirement of long-term Euro notes in March 2004, we unwound $29 million of foreign currency forward contracts, which managed our exposure to additional interest required to be paid by us as a result of lowered credit ratings. As a result of this unwind, we recognized $6 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other (expense) income, net.

Equity Option and Equity Swap Contracts

We enter into equity options and equity swap contracts, which are undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. The notional amount relating to these contracts was $33 million as of March 31, 2004, compared with $91 million as of December 31, 2003. The decrease in the notional amount was primarily related to a swap on 1.7 million Comcast Corporation shares, which expired during the first quarter of 2004.

8. Pension and Postretirement Employee Benefit Plans

We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.

The following table shows the components of net periodic benefit (credit) costs for our U.S. plans:

	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(Dollars in millions)
Service cost - benefits earned during the period	$55	$57	$6	$6
Interest cost on benefit obligations	227	241	89	83
Amortization of unrecognized prior service cost	32	38	13	9
Credit for expected return on plan assets	(356)	(360)	(44)	(33)
Amortization of losses	1	1	25	18

Net periodic benefit (credit) cost	$(41)	$(23)	$89	$83

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor a postretirement health care plan that provides prescription drug benefits. We have elected to defer recognition of the effects of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act on the plan. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

9. Income Taxes

During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance established in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America, and recorded an income tax benefit of $371 million in the first quarter of 2004. The effective tax rate of 350.6% in the first quarter of 2004 was positively impacted by 306.3 percentage points due to this reversal.

10. Commitments and Contingencies

In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2004. However, if all matters are adversely settled, such amounts could be material to our consolidated financial statements.

On April 21, 2004, the FCC ruled against a petition we filed in October 2002, in which we asked the FCC to confirm that our long distance phone-to-phone IP telephony services are exempt from terminating access charges and lawfully terminated over end user local services. The total interstate and intrastate access savings we obtained on AT&T long distance phone-to-phone IP telephony services since the first quarter of 2000 to date was approximately $250 million. As a result of this ruling, we will begin paying terminating access charges on AT&T’s long distance phone-to-phone IP telephony calls.

The FCC did not make any determination regarding the appropriateness of retroactive application of its ruling. The FCC left the matter to be decided on a fact specific, case-by-case basis. On April 22, 2004, SBC filed suit against us in the federal district court in Missouri seeking recovery of an estimated $141 million in interstate and intrastate access charges that SBC alleges AT&T avoided by delivering long distance calls to SBC for termination over SBC local facilities, together with interest and punitive damages. In addition, on May 5, 2004, Qwest Corporation filed a similar complaint against AT&T in federal district court in Colorado seeking "tens of millions of dollars in access charges." While no additional lawsuits have been filed, other incumbent local exchange carriers may assert similar claims. We believe that we have a number of defenses to these claims and intend to defend against them vigorously.

Another petition that is pending before the FCC relates to enhanced prepaid card service. Because of the nature of our enhanced prepaid card service (consisting first of a call to our prepaid card platform where the customer interacts with advertising content and then a second call from the platform to the called party), we pay access charges on the call to the enhanced prepaid card platform and the call from the enhanced prepaid card platform based on the jurisdiction of each call. This does not impact the amount of access charges we pay on enhanced prepaid card calls when the persons communicating are in different states from each other and from the enhanced platform, but generally results in lower access charges when the persons are both in the same state and the enhanced platform is in a different state. In addition, because our prepaid card calls are offered as an enhanced service, we do not make Universal Service Fund (USF) contributions on revenue derived from these calls. Given that we cannot predict with certainty how the FCC will rule on our petition, and the FCC’s recent decision to decline to address issues of retroactivity in the case of phone-to-phone IP, it should be noted that the current classification of AT&T’s enhanced prepaid card service has generated approximately $215 million in access savings since the third quarter of 2002, and approximately $140 million in USF contribution savings since the beginning of 1999, compared with the cost that would have been incurred by a basic prepaid card offering. Since these savings have permitted us to sell prepaid cards to consumers and distributors, at prices below what otherwise would have been possible, an adverse ruling by the FCC on the prepaid card petition would therefore increase the future cost of providing prepaid cards and may materially adversely affect future sales of prepaid cards, as well as potentially exposing us to retroactive liability.

In March 2004, a U.S. Court of Appeals vacated a number of recent FCC rulings made in connection with the Triennial Review, including the FCC’s delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements. If this decision is not reversed, or unless the FCC issues new valid rules, which assure us of fair resale prices, our current local business could be materially affected.

11. Segment Reporting

Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services.

Our existing segments reflect certain managerial changes that were implemented during 2004. We transferred our remaining payphone business from AT&T Consumer Services to AT&T Business Services.

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

AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services, such as domestic and international dial services (long distance or local toll calls where the number “1” is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these services represent stand-alone long distance and are not offered in conjunction with any other service. AT&T Consumer Services also provides dial-up Internet services and all distance services, which bundle long distance, local and local toll.

The balance of AT&T’s operations is included in a “Corporate and Other” group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.

Total assets for our reportable segments include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to internal-use software (which are included in other assets) and additions to nonconsolidated investments.

Generally, AT&T accounts for inter-segment transactions at market prices. AT&T Business Services sells services to AT&T Consumer Services at cost-based prices, which approximate average market prices. These sales are recorded by AT&T Business Services as contra-expense.

Revenue

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
AT&T Business Services
Long distance voice services	$2,613	$2,983
Local voice services	389	335

Total voice services	3,002	3,318
Data services	1,797	2,000
IP&E services	471	445

Total data and IP&E services	2,268	2,445
Outsourcing, professional services and other services	602	696

Total AT&T Business Services	5,872	6,459
AT&T Consumer Services
Stand-alone long distance voice and other services	1,462	2,090
Bundled services	645	424

Total AT&T Consumer Services	2,107	2,514

Total reportable segments	7,979	8,973

Corporate and Other	11	13

Total revenue	$7,990	$8,986

Reconcilation of Operating Income to Income before Income
Taxes, Minority Interest Income, Net (Losses) Related
to Equity Investments and Cumulative Effect of
Accounting Change

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
AT&T Business Services	$83	$599
AT&T Consumer Services	371	633

Total reportable segments	454	1,232
Corporate and Other	(173)	(66)

Operating income	281	1,166
Other (expense) income, net	(174)	10
Interest (expense)	(228)	(332)

(Loss) income before income taxes, minority interest income, net (losses) related to other equity investments and
cumulative effect of accounting change	$(121)	$844

Assets

	At March 31, 2004	At December 31, 2003
	(Dollars in millions)
AT&T Business Services	$33,326	$34,202
AT&T Consumer Services	950	1,062

Total reportable segments	34,276	35,264
Corporate and Other assets*	10,743	12,724

Total assets	$45,019	$47,988

* Includes cash of $2.3 billion at March 31, 2004, and $4.0 billion at December 31, 2003.

Capital Additions

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
AT&T Business Services	$470	$638
AT&T Consumer Services	13	22

Total reportable segments	483	660
Corporate and Other	2	4

Total capital additions	$485	$664

Geographic Information

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Revenue (1)
United States (2)	$7,609	$8,602
International	381	384

Total revenue	$7,990	$8,986

	At March 31, 2004	At December 31, 2003
	(Dollars in millions)
Long-Lived Assets (3)
United States (2)	$26,837	$27,758
International	1,887	1,918

Total long-lived assets	$28,724	$29,676

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

AT&T CORP. AND SUBSIDIARIES

Overview

AT&T Corp. (AT&T) is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, and data and Internet communications services.

Forward-Looking Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies, capital and other expenditures, competitive positions, availability of capital, growth opportunities for new and existing products, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

o	the impact of existing, new and restructured competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

o	the impact of oversupply of capacity resulting from excessive deployment of network capacity,

o	the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

o	the effects of vigorous competition in the markets in which we operate, which may decrease prices charged and change customer mix and profitability,

o	the ability to establish a significant market presence in new geographic and service markets,

o	the availability and cost of capital,

o	the impact of any unusual items resulting from ongoing evaluations of our business strategies,

o	the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

o	the possible validity of portions of the FCC's Triennial Review Order,

o	the risks associated with technological requirements; wireless, internet, Voice over Internet Protocol (VoIP) or other technology substitution and changes; and other technological developments,

o	the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

o	the results of litigation filed or to be filed against us, and

o	the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war, terrorism or other external factors over which we have no control.

The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T’s consolidated results of operations for the three months ended March 31, 2004 and 2003, and financial condition as of March 31, 2004 and December 31, 2003.

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

For a discussion of the critical accounting estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to AT&T’s Form 10-K for the year ended December 31, 2003.

Consolidated Results of Operations

Revenue

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
AT&T Business Services	$5,872	$6,459
AT&T Consumer Services	2,107	2,514
Corporate and Other	11	13

Total revenue	$7,990	$8,986

Total revenue decreased $1.0 billion, or 11.1%, in the first quarter of 2004, compared with the first quarter of 2003, primarily driven by a continued decline in stand-alone long distance voice revenue of approximately $1.0 billion. The decline in stand-alone long distance voice revenue reflects competition, which has led to lower prices and loss of market share, the impact of substitution, a decline in business retail volumes and consumer migration to lower priced products and calling plans. The decline in stand-alone long distance voice revenue was partially offset by strength in business wholesale volumes. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) decreased about 3% for the first quarter of 2004 compared with first quarter 2003, primarily due to declines in consumer long distance and business retail volumes, partially offset by growth in lower-priced business wholesale. Lower data services revenue of $0.2 billion, resulting from pricing pressure coupled with competitive losses and weak demand, also contributed to the revenue decline.

Partially offsetting the decreases in stand-alone long distance voice and data revenue was an increase in bundled services revenue (primarily local and long distance voice) at AT&T Consumer Services of approximately $0.2 billion in the first quarter of 2004, resulting from continued subscriber growth.

Revenue by segment is discussed in greater detail in the Segment Results section.

Operating Expenses

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Access and other connection	$2,638	$2,698
Costs of services and products	1,864	2,011
Selling, general and administrative	1,744	1,921
Depreciation and amortization	1,250	1,186
Net restructuring and other charges	213	4

Total operating expenses	$7,709	$7,820

Operating income	$281	$1,166
Operating margin	3.5%	13.0%

Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the FCC. We pay domestic access charges to local exchange carriers to complete long distance calls carried across the AT&T network and terminated on a local exchange carrier’s network. We also pay local connectivity charges for leasing components of local exchange carrier networks in order to provide local service to our customers. International connection charges paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses. Universal Service Fund contributions are charged to all telecommunications carriers by the FCC based on a percentage of state-to-state and international services revenue to provide affordable services to eligible customers. In addition, the FCC assesses charges on a per-line basis. Since most of the Universal Service Fund contributions and per-line charges are passed through to the customer, a reduction in these expenses generally results in a corresponding reduction in revenue.

Access and other connection expenses decreased $60 million, or 2.2%, in the first quarter of 2004 compared with the first quarter of 2003. Domestic access charges declined $0.2 billion for the first quarter, primarily due to changes in product mix, lower negotiated rates and more efficient network usage, as well as lower Universal Service Fund contributions primarily resulting from the decline in long distance voice revenue. These declines were partially offset by an increase in local connectivity costs of $0.1 billion for the quarter primarily as a result of subscriber increases due to new state entries and increased penetration into existing states.

In March 2004, a U.S. Court of Appeals vacated a number of recent FCC rulings made in connection with the Triennial Review, including the FCC’s delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements. If this decision is not reversed, or unless the FCC issues new valid rules, which assure us of fair resale prices, our current local business could be materially affected.

As a result of the April 21, 2004 FCC ruling related to terminating access charges on VoIP, we will begin paying terminating access charges on phone-to-phone IP telephony calls in 2004. We estimate such charges will be approximately $15 million to $20 million per quarter.

Costs of services and products include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

Costs of services and products decreased $0.1 billion, or 7.3%, in the first quarter of 2004 compared with the first quarter of 2003. The decline was primarily driven by the overall impact of lower revenue and related costs, including cost cutting initiatives. Also contributing to the decline was a lower provision for uncollectible receivables resulting from lower revenue and improved collections. Partially offsetting this decline was the impact of a weak U.S. dollar.

Selling, general and administrative (SG&A) expenses decreased $0.2 billion, or 9.1%, in the first quarter of 2004 compared with the first quarter of 2003. The decline was primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers. Cost control efforts included headcount reductions as well as continued process improvements.

Depreciation and amortization expenses increased $64 million, or 5.4%, in the first quarter of 2004, compared with the first quarter of 2003, primarily due to a higher asset base, coupled with changes in the composition of the asset base to shorter-lived assets. Total capital expenditures were $0.5 billion and $0.7 billion for the three months ended March 31, 2004 and 2003, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services, as well as local voice services.

In the first quarter of 2004, net restructuring and other charges of $0.2 billion were comprised of a real estate impairment charge of $121 million and business restructuring obligations of $92 million. This included $91 million related to AT&T Business Services, $1 million related to AT&T Consumer Services and $121 million related to the Corporate and Other group.

During the first quarter of 2004, the decision was made to divest five of our owned buildings in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment charge of $121 million was recorded within the Corporate and Other group to reduce the book value of the five buildings to the current fair market value based on third party assessments (including broker appraisals). Subsequent to March 31, 2004, we signed contracts to sell four of these buildings. It is anticipated that the sale of all buildings will be completed by March 31, 2005.

The $92 million related to business restructuring activities consisting of $52 million of separation costs and $40 million facility closing obligations. The separations were primarily involuntary and impacted approximately 780 employees, around 35% of which have exited the business as of March 31, 2004. The $40 million of facility closing reserves are associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T. These exit plans are not expected to yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge recorded) in 2004, however, we expect to realize roughly $65 million of cash savings and benefit to operating income in subsequent years, upon completion of the exit plans.

In the first quarter of 2003, net restructuring and other charges of $4 million reflected the operations of our consolidated subsidiary, AT&T Latin America, which was accounted for as an asset held for sale at that time. This charge was reported within our AT&T Business Services segment. On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy, was deconsolidated as of June 30, 2003, and sold in February 2004.

Our operating income in the first quarter of 2004 decreased $0.9 billion, or 75.9%, compared with the first quarter of 2003, and our operating margin was 3.5% in the first quarter of 2004 compared with 13.0% in the first quarter of 2003. The margin decline was primarily due to decreased revenue coupled with a slower rate of decline in operating expenses. This reflected pricing pressures, substitution and a shift from higher-margin business retail voice and data services, and residential long distance services to lower-margin services, including business wholesale and advanced services, and consumer bundled offers. Higher restructuring charges in the first quarter of 2004 also contributed to the margin decline.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Other (expense) income, net	$(174)	$10

Other (expense) income, net, in the first quarter of 2004 was expense of $0.2 billion compared with income of $10 million in the first quarter of 2003. The unfavorable variance of $0.2 billion was primarily due to $0.3 billion of losses associated with the early repurchase of long-term debt in the first quarter of 2004. This unfavorable variance was partially offset by first quarter 2004 settlements associated with disposed businesses and the write down in the first quarter of 2003 of the residual value of certain aircraft as a result of financial difficulties in the airline industry of approximately $0.1 billion. Also included within other (expense) income, net, in the first quarter of 2003 was a $0.2 billion loss associated with the early repurchase of long-term debt. This loss was offset by a $0.2 billion gain, associated with the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Interest (expense)	$(228)	$(332)

Interest (expense) decreased 31.3%, or $0.1 billion, in the first quarter of 2004 compared with the first quarter of 2003. The decline is reflective of our continuing deleveraging activities, which included significant early debt redemptions in 2003 and 2004.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Benefit (provision) for income taxes	$426	$(297)
Effective tax rate	350.6%	35.2%

The effective tax rate is the provision for income taxes as a percentage of income before income taxes. The effective tax rate in the first quarter of 2004 was positively impacted by 306.3 percentage points due to the reversal of a portion of the valuation allowance we recognized in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004. As we continue to assess developments in our tax position, we may record an additional benefit for all, or a portion of, the remaining federal valuation allowance of $40 million. The effective tax rate in the first quarter of 2003 was positively impacted by 5.3 percentage points due to the recognition of tax benefits recorded in connection with the exchange and sale of our remaining interest in AT&T Wireless common stock.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Cumulative effect of accounting changes	$ --	$42

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

Segment Results

Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of our continuing operations is included in a Corporate and Other group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, operating income, capital additions and total assets.

Operating income is the primary measure used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. See note 11 to our consolidated financial statements for a reconciliation of segment results to consolidated results.

Total assets for each segment include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level, and therefore are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to internal-use software and additions to nonconsolidated investments.

Our existing segments reflect certain managerial changes that were implemented during 2004. We transferred our remaining payphone business from AT&T Consumer Services to AT&T Business Services.

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

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Revenue (1)
Long distance voice services	$2,613	$2,983
Local voice services	389	335

Total voice services	3,002	3,318
Data services	1,797	2,000
IP&E services	471	445

Total data and IP&E services	2,268	2,445
Outsourcing, professional services and other services	602	696

Total revenue	$5,872	$6,459
Operating income	$83	$599
Capital additions	$470	$638

	At March 31, 2004	At December 31, 2003
	(Dollars in millions)
Total assets	$33,326	$34,202

(1)     Revenue includes equipment and product sales of $74 million and $70 million for the three months ended March 31, 2004 and 2003, respectively.

Revenue

AT&T Business Services revenue decreased $0.6 billion, or 9.1%, in the first quarter of 2004 compared with the first quarter of 2003. The decrease was primarily driven by declines in long distance voice services, data services and outsourcing contract revenue, partially offset by growth in local voice services and IP&E services.

Long distance voice revenue for the first quarter of 2004 declined $0.4 billion, or 12.4%, to $2.6 billion compared with the first quarter of 2003. The decline was driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Partially offsetting these declines was an increase in lower-priced wholesale minutes. Total long distance volumes grew nearly 2% in the first quarter 2004 compared with the first quarter of 2003.

Data services revenue declined $0.2 billion, or 10.1%, to $1.8 billion, compared with the first quarter of 2003. The decline was primarily driven by pricing pressure coupled with competitive losses and weak demand, primarily in bandwidth and packet services. The decrease is reflective of a rise in cancellation of private line and packet services, as customers continue to evaluate the overall efficiency and effectiveness of their own networks (network grooming), combined with the migration to more cost-effective and technologically-advanced IP&E services. Excluding equipment and product sales, data services revenue declined 10.1% in the first quarter 2004 compared to first quarter 2003.

Outsourcing, professional services and other revenue decreased $0.1 billion, or 13.4%, in the first quarter 2004 compared with the first quarter of 2003. This decrease was due to contract terminations and renegotiations. Excluding equipment and product sales, outsourcing, professional services and other revenue declined 14.1% in the first quarter 2004 compared with the first quarter of 2003.

Local voice services revenue grew $54 million, or 16.0%, to $0.4 billion in the first quarter of 2004, compared with the first quarter of 2003. This growth reflects our continued focus on increasing the utilization of our existing footprint including growth of our “All-in-One” bundled offer to small businesses. There were over 4.5 million access lines in service at March 31, 2004, an increase of nearly 84,000 since the end of 2003.

IP&E services revenue increased $26 million, or 5.9%, to $0.5 billion in the first quarter of 2004 compared with the first quarter of 2003. The increase was primarily attributable to growth in our customer base associated with advanced products such as IP-enabled frame and E-VPN (Enhanced Virtual Private Network). Excluding equipment and product sales, IP&E services revenue grew 4.0% in the first quarter of 2004 compared with the same prior year period.

Operating Income

Operating income declined $0.5 billion, or 86.1%, in the first quarter of 2004 compared with the first quarter of 2003. The decline was primarily due to decreases in the long distance voice and data businesses resulting from the impacts of competition which led to pricing pressures and declining retail volumes, and substitution. Also contributing to the decrease in operating income was a $0.1 billion increase in net restructuring and other charges. Partially offsetting these declines were ongoing cost control efforts.

Operating margin declined to 1.4% in the first quarter of 2004 from 9.3% in the first quarter of 2003. The  downward margin trend is primarily reflective of the declining higher-margin long distance retail voice and data businesses, coupled with the shift to lower-margin advanced services and wholesale services.

Other Items

Capital additions were $0.5 billion in the first quarter of 2004 and $0.6 billion in first quarter of 2003. We continue to concentrate the majority of capital spending on our advanced service offerings of IP&E services and data services, both of which include managed services, as well as local services.

Total assets declined $0.9 billion, or 2.6%, at March 31, 2004, from December 31, 2003, primarily driven by lower net property, plant and equipment, as a result of depreciation during the period, partially offset by capital expenditures.

AT&T Consumer Services

AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number “1” is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these represent stand-alone long distance services and are not offered in conjunction with any other service. In addition, AT&T Consumer Services provides dial-up Internet services and all distance services, which bundle long distance, local and local toll.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Revenue
Stand-alone long distance voice and other services	$1,462	$2,090
Bundled services	645	424

Total revenue	$2,107	$2,514
Operating income	$371	$633
Capital additions	$13	$22

	At March 31,	At December 31,
	2004	2003
	(Dollars in millions)
Total assets	$950	$1,062

Revenue

AT&T Consumer Services revenue declined $0.4 billion, or 16.2%, in the first quarter of 2004 compared to the first quarter of 2003, primarily due to a decline in stand-alone long distance voice services of $0.6 billion, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T, such as bundled services. Partially offsetting the declines in stand-alone long distance voice services were pricing actions taken, including a monthly fee that we began billing in mid-2003 to recover costs, such as certain access charges and property taxes, and targeted price increases in the first quarter of 2004. Partially offsetting the overall decline was an increase in bundled revenue. Bundled revenue rose $0.2 billion to $0.6 billion in the first quarter of 2004, reflecting an increase in subscribers primarily due to new markets entered into since March 31, 2003, as well as increased penetration in existing markets. We provided local service to approximately 4.4 million customers as of March 31, 2004, compared with approximately 2.8 million customers as of March 31, 2003. As of March 31, 2004, bundled local and long distance service was being offered in 46 states to 73.7 million households, compared with nine states and 32.2 million households as of March 31, 2003. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers.

Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 19% in the first quarter of 2004, compared with the first quarter of 2003, as a result of competition and wireless and Internet substitution.

Operating Income

Operating income declined $0.3 billion, or 41.4%, in the first quarter of 2004 compared with the first quarter of 2003. Operating margin declined to 17.6% in the first quarter of 2004 from 25.2% in the first quarter of 2003. The margin decline was largely driven by lower margins within our stand-alone long distance voice business, primarily due to declines in revenue coupled with a lower rate of decline in operating expenses, particularly within access and other connection costs and selling, general and administrative expenses. Additionally, stand-alone long distance has declined as a percentage of our total business. Conversely, bundled services, which has a negative margin due to initial costs incurred to enter new markets, has grown as a percentage of our total business. The combination of these factors has resulted in total lower margins.

Other Items

Total assets declined $0.1 billion at March 31, 2004, from December 31, 2003. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.

Corporate and Other

This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Revenue	$11	$13
Operating (loss)	$(173)	$(66)
Capital additions	$2	$4

	At March 31, 2004	At December 31, 2003
Total assets	$10,743	$12,724

Operating (Loss)

For the first quarter of 2004, operating (loss) grew $0.1 billion to $0.2 billion, compared with the first quarter of 2003. The increase was primarily due to a real estate impairment charge to write-down facilities that will be sold.

Other Items

Total assets decreased $2.0 billion to $10.7 billion at March 31, 2004, from December 31, 2003. The decrease was primarily driven by a lower cash balance of $1.7 billion at March 31, 2004, primarily resulting from debt repayments made during the first quarter of 2004.

Financial Condition

	At March 31, 2004	At December 31, 2003
	(Dollars in millions)
Total assets	$45,019	$47,988
Total liabilities	$30,923	$34,032
Total shareowners' equity	$14,096	$13,956

Total assets decreased $3.0 billion, or 6.2%, to $45.0 billion at March 31, 2004, compared with December 31, 2003. This decrease was largely driven by a $1.8 billion decrease in cash and cash equivalents. Exclusive of a $0.7 billion reclassification of restricted cash and hedge receivable to other current assets relating to debt maturing in 2005, other assets declined $0.5 billion primarily due to the settlement of a foreign currency swap associated with the Euro debt repurchase in the first quarter of 2004. Property, plant and equipment declined $0.9 billion primarily as a result of depreciation and amortization during the period coupled with a real estate impairment charge, partially offset by capital expenditures. These declines were partially offset by an income tax benefit of $0.4 billion recorded in the first quarter of 2004 in conjunction with the reversal of a portion of the valuation allowance attributable to our prior investment in AT&T Latin America.

Total liabilities decreased $3.1 billion, or 9.1%, to $30.9 billion at March 31, 2004, from $34.0 billion at December 31, 2003. This decrease was primarily the result of $2.5 billion in lower debt, reflecting the early retirement of $2.1 billion face value of debt and $0.4 billion of associated mark-to-market adjustments. Also contributing to the decline was lower short-term compensation and benefit-related liabilities of $0.4 billion primarily attributable to the payment of year-end bonus and salary accruals and employee separation reserves.

Total shareowners’ equity increased $0.1 billion, or 1.0%, to $14.1 billion at March 31, 2004, from $14.0 billion at December 31, 2003. This increase was primarily due to $0.3 billion of net income, partially offset by $0.2 billion of dividends declared.

Liquidity

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Cash Flows:
Provided by operating activities	$1,349	$2,216
(Used in) investing activities	(507)	(923)
(Used in) financing activities	(2,617)	(4,407)

Net (decrease) in cash and cash equivalents	$(1,775)	$(3,114)

Net cash provided by operating activities of $1.3 billion for the period ended March 31, 2004, declined $0.9 billion, from $2.2 billion in the comparable prior year period, which was in part driven by a decrease in operating income reflective of the declining stand-alone long distance voice and data businesses. The downward trend in cash generated by operating activities was also impacted by a $0.6 billion decline in income tax refunds received in the first quarter of 2004 compared with the same prior year period.

AT&T’s investing activities resulted in a net use of cash of $0.5 billion in the three months ended March 31, 2004, compared with $0.9 billion in 2003, primarily reflecting a reduction in capital expenditures.

During the first quarter of 2004, net cash used in financing activities was $2.6 billion, compared with $4.4 billion in the first quarter of 2003. In the first quarter of 2004, we made net payments of $2.8 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt and paid dividends of $0.2 billion. Reflected as an other financing item was the receipt of approximately $0.4 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the early repayment of Euro notes during the quarter (such repayment is included as retirement of long-term debt), partly offset by a $0.1 billion reduction in cash collateral held related to the positions of certain combined interest rate foreign currency swap agreements. During the first quarter of 2003, we made net payments of $4.3 billion to reduce debt, including the early termination of debt and paid dividends of $0.1 billion.

Working Capital and Other Sources of Liquidity

At March 31, 2004, our working capital ratio (current assets divided by current liabilities) was 0.96.

At March 31, 2004, we had a $2.0 billion syndicated 364-day credit facility available to us that was entered into on October 8, 2003. This credit facility provides the option to extend the term of the agreement for an additional 364-day period beyond October 7, 2004. Up to $0.3 billion of the facility can be utilized for letters of credit, which reduces the amount available. As of March 31, 2004, approximately $0.2 billion of letters of credit were issued under the facility. Additionally, the credit facility contains a financial covenant that requires AT&T to meet a debt-to-EBITDA ratio (as defined in the credit agreement) not exceeding 2.25 to 1 and an EBITDA-to-net interest expense ratio (as defined in the credit agreement) of at least 3.50 to 1 for four consecutive quarters ending on the last day of each fiscal quarter. At March 31, 2004, we were in compliance with these covenants. Pursuant to the definitions in the facility, business restructuring and asset impairment charges have no impact on the EBITDA financial covenants in the credit facility.

In March 2004, we reduced the combined size of our AT&T Consumer Services and AT&T Business Services 364-day securitization facilities to $1.45 billion, limited by eligible receivables balances, which vary month to month. Proceeds from the securitizations are recorded as borrowings and included in short-term debt. At March 31, 2004, approximately $0.2 billion was outstanding. The facilities require AT&T to meet a debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1, which we were in compliance with at March 31, 2004.

We anticipate continuing to fund our operations in 2004 primarily with cash and cash equivalents on hand, as well as cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flows from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations. Sources of liquidity include the commercial paper market, $2.4 billion remaining under a universal shelf registration, a $1.45 billion securitization program (limited by eligible receivables) and a $2.0 billion credit facility. The maximum amount of commercial paper outstanding during the first three months of 2004 was approximately $1.0 billion. We cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required.

Credit Ratings and Related Debt Implications

During the first quarter of 2004, Standard & Poor’s (S&P) and Fitch lowered our short-term credit and commercial paper rating to A-3 and F-3, respectively, Fitch lowered our long-term credit rating to BBB-, and S&P changed the outlook to Negative. As of March 31, 2004, our credit ratings were as follows:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor's	A-3	BBB	Negative
Fitch	F-3	BBB-	Negative
Moody's	P-2	Baa2	Negative

Subsequently, on April 28, 2004, S&P placed our long-term credit rating on CreditWatch with negative implications.

Further debt rating downgrades could require us to pay higher rates on certain existing debt and post cash collateral for certain interest-rate and equity swaps if we are in a net payable position. Additionally, if our debt ratings are further downgraded, our access to the capital markets may be restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at March 31, 2004. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers. If the financial markets become more cautious regarding the industry/ratings category we operate in, our ability to obtain financing would be further reduced and the cost of any new financings may be higher.

AT&T Corp. is generally the obligor for debt issuances. However, there are some instances where AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.3 billion at March 31, 2004, and is included within short-term and long-term debt.

Cash Requirements

Our cash needs for 2004 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2004 to be approximately $2.5 billion.

In March 2004, we completed the repurchase, for cash, of $1.2 billion of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which currently carry an interest rate of 7.25%. Also, we repurchased, for cash, $0.9 billion of our outstanding $1.8 billion 6.0% Euro Notes due November 2006, which currently carry an interest rate of 6.75%. The $0.9 billion Euro denominated notes represents the original U.S. dollar issuance amount and excludes the foreign currency mark-to-market adjustments that were hedged. These redemptions are part of our plan, as announced in January 2004, to repurchase up to $3.0 billion of debt, which may take the form of calls, tender offers or open market transactions and is expected to be completed subject to market conditions during 2004. These transactions completed during the first quarter of 2004 are expected to save approximately $0.1 billion in interest expense in 2004.

Contractual Cash Obligations

We have contractual obligations to purchase certain goods or services from various other parties. During the first quarter of 2004, we entered into contracts under which we are legally obligated for payment of approximately $70 million in 2004. Also during the first quarter, we entered into a contract under which we have calculated the minimum obligation for such agreement based on termination fees that can be paid to exit the contract. If we elect to exit this contract, termination fees in the year of termination could be approximately $184 million in 2004, $150 million in 2005, $114 million in 2006, $75 million in 2007, or $38 million in 2008.

Risk Management

We are exposed to market risk from changes in interest and foreign exchange rates, as well as changes in equity prices associated with previously affiliated companies. In addition, we are exposed to market risk from fluctuations in prices of securities. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, foreign exchange contracts, combined interest rate foreign currency contracts, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part 1, Footnote 10, “Commitments and Contingencies” for discussion of certain legal proceedings.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

We made no repurchases of our common stock during the first quarter of 2004 and do not have any publicly announced repurchase plans or programs.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

         Exhibit Number

         10(iii)(A)1    AT&T Corp. Short Term Incentive Plan as amended January 2004, amending and restating AT&T Short Term Incentive Plan, as amended March 1994 (incorporated by reference to Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).

         10(iii)(A)2    AT&T Corp. board resolutions adopted February 23, 2004 authorizing amendment of Senior Officer Separation Plan.

         12    Computation of Ratio of Earnings to Fixed Charges.

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

        32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Forms 8-K:

During the first quarter of 2004, the following Forms 8-K were filed and/or furnished: Form 8-K dated January 22, 2004 was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure), Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), on January 26, 2004; and Form 8-K dated February 23, 2004 was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure), on February 25, 2004;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Corp. /s/ N. S. Cyprus —————————————— By: N. S. Cyprus Vice President and Controller

Date: May 7, 2004

Exhibit Index

         Exhibit Number

         10(iii)(A)1    AT&T Corp. Short Term Incentive Plan as amended January 2004, amending and restating AT&T Short Term Incentive Plan, as amended March 1994 (incorporated by reference to Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).

         10(iii)(A)2    AT&T Corp. board resolutions adopted February 23, 2004 authorizing amendment of Senior Officer Separation Plan.

         12    Computation of Ratio of Earnings to Fixed Charges.

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