Form 10-Q
period 2004-06-30
AT&T CORP
filed 2004-08-04
CIK 5907

                                                                               .
                                                                               .
                                                                               .

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                      TELEPHONE -- AREA CODE 908-221-2000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     No [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12d-2)  YES [X]     No [ ]

     AT JULY 30, 2004, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING: AT&T COMMON STOCK -- 794,714,883

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AT&T CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              FOR THE THREE              FOR THE SIX
                                                              MONTHS ENDED              MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         -----------------------   -----------------------
                                                            2004         2003         2004         2003
                                                         ----------   ----------   ----------   ----------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUE................................................   $ 7,636      $ 8,795      $15,626      $17,781

OPERATING EXPENSES
Access and other connection............................     2,481        2,708        5,119        5,406
Costs of services and products (excludes depreciation
  of $935, $965, $1,871 and $1,906 included below).....     1,759        1,958        3,623        3,969
Selling, general and administrative....................     1,763        1,837        3,507        3,758
Depreciation and amortization..........................     1,231        1,197        2,481        2,383
Net restructuring and other charges....................        54           66          267           70
                                                          -------      -------      -------      -------
Total operating expenses...............................     7,288        7,766       14,997       15,586
                                                          -------      -------      -------      -------
OPERATING INCOME.......................................       348        1,029          629        2,195
Other income (expense), net............................        36           86         (138)          96
Interest (expense).....................................      (191)        (296)        (419)        (628)
                                                          -------      -------      -------      -------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST INCOME,
  NET EARNINGS RELATED TO EQUITY INVESTMENTS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............       193          819           72        1,663
(Provision) benefit for income taxes...................       (87)        (308)         339         (605)
Minority interest income...............................         1           --            1            1
Net earnings related to equity investments.............         1           25           --            6
                                                          -------      -------      -------      -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...       108          536          412        1,065
Cumulative effect of accounting change (net of income
  taxes of $(26))......................................        --           --           --           42
                                                          -------      -------      -------      -------

NET INCOME.............................................   $   108      $   536      $   412      $ 1,107
                                                          =======      =======      =======      =======
WEIGHTED-AVERAGE SHARES USED TO COMPUTE EARNINGS PER
  SHARE:
Basic..................................................       794          787          794          786
Diluted................................................       797          787          796          786

PER BASIC AND DILUTED SHARE:
Earnings before cumulative effect of accounting
  change...............................................   $  0.14      $  0.68      $  0.52      $  1.36
Cumulative effect of accounting change.................        --           --           --         0.05
                                                          -------      -------      -------      -------
EARNINGS PER BASIC AND DILUTED SHARE...................   $  0.14      $  0.68      $  0.52      $  1.41
                                                          =======      =======      =======      =======
DIVIDENDS DECLARED PER COMMON SHARE....................   $0.2375      $0.1875      $0.4750      $0.3750
                                                          =======      =======      =======      =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $ 2,459      $ 4,353
Accounts receivable, less allowances of $608 and $579.......    3,661        4,036
Deferred income taxes.......................................      971          715
Other current assets........................................    1,397          744
                                                              -------      -------
TOTAL CURRENT ASSETS........................................    8,488        9,848
Property, plant and equipment, net of accumulated
  depreciation of $36,191 and $34,300.......................   22,833       24,376
Goodwill....................................................    4,781        4,801
Other purchased intangible assets, net of accumulated
  amortization of $381 and $320.............................      437          499
Prepaid pension costs.......................................    4,004        3,861
Other assets................................................    3,275        4,603
                                                              -------      -------
TOTAL ASSETS................................................  $43,818      $47,988
                                                              =======      =======

LIABILITIES
Accounts payable and accrued expenses.......................  $ 2,920      $ 3,256
Compensation and benefit-related liabilities................    1,458        1,783
Debt maturing within one year...............................    1,913        1,343
Other current liabilities...................................    2,274        2,501
                                                              -------      -------
TOTAL CURRENT LIABILITIES...................................    8,565        8,883
Long-term debt..............................................    9,299       13,066
Long-term compensation and benefit-related liabilities......    3,449        3,528
Deferred income taxes.......................................    5,452        5,395
Other long-term liabilities and deferred credits............    2,998        3,160
                                                              -------      -------
TOTAL LIABILITIES...........................................   29,763       34,032

SHAREOWNERS' EQUITY
Common stock, $1 par value, authorized 2,500,000,000 shares;
  issued and outstanding 794,593,329 shares (net of
  171,981,708 treasury shares) at June 30, 2004 791,911,022
  shares (net of 172,179,303 treasury shares) at December
  31, 2003..................................................      795          792
Additional paid-in capital..................................   27,437       27,722
Accumulated deficit.........................................  (14,299)     (14,707)
Accumulated other comprehensive income......................      122          149
                                                              -------      -------
TOTAL SHAREOWNERS' EQUITY...................................   14,055       13,956
                                                              -------      -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...................  $43,818      $47,988
                                                              =======      =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
AT&T COMMON STOCK
  Balance at beginning of year..............................  $    792    $    783
  Shares issued under employee plans........................         2           4
  Other.....................................................         1           1
                                                              --------    --------
Balance at end of period....................................       795         788
                                                              --------    --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................    27,722      28,163
  Shares issued, net:
     Under employee plans...................................        46          71
     Other..................................................        15          16
     Dividends declared.....................................      (377)       (295)
     Other..................................................        31          25
                                                              --------    --------
Balance at end of period....................................    27,437      27,980
                                                              --------    --------
ACCUMULATED DEFICIT
  Balance at beginning of year..............................   (14,707)    (16,566)
  Net income................................................       412       1,107
  Treasury shares issued at less than cost..................        (4)         --
                                                              --------    --------
Balance at end of period....................................   (14,299)    (15,459)
                                                              --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year..............................       149         (68)
  Other comprehensive (loss) income.........................       (27)         42
                                                              --------    --------
Balance at end of period....................................       122         (26)
                                                              --------    --------
TOTAL SHAREOWNERS' EQUITY...................................  $ 14,055    $ 13,283
                                                              ========    ========
SUMMARY OF TOTAL COMPREHENSIVE INCOME:
  Income before cumulative effect of accounting changes.....  $    412    $  1,065
  Cumulative effect of accounting changes...................        --          42
                                                              --------    --------
  Net income................................................       412       1,107
  Other comprehensive (loss) income.........................       (27)         42
                                                              --------    --------
TOTAL COMPREHENSIVE INCOME..................................  $    385    $  1,149
                                                              ========    ========

AT&T accounts for treasury stock as retired stock. The amounts attributable to treasury stock at June 30, 2004 and December 31, 2003, were $(17,014) and $(17,026) million, respectively.

We have 100 million authorized shares of preferred stock at $1 par value.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                 2004        2003
                                                              ----------   ---------
                                                              (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $   412      $1,107
Deduct:
  Cumulative effect of accounting change -- net of income
     taxes..................................................         --          42
                                                                -------      ------
Income before cumulative effect of accounting change........        412       1,065
Adjustments to reconcile income before cumulative effect of
  accounting change to net cash provided by operating
  activities:
  Net gains on sales of businesses and investments..........        (14)        (37)
  Loss on early extinguishment of debt......................        274           2
  Net restructuring and other charges.......................        226          70
  Depreciation and amortization.............................      2,481       2,383
  Provision for uncollectible receivables...................        265         406
  Deferred income taxes.....................................       (181)        376
  Net pretax losses related to equity investments...........         --         (33)
  Decrease in receivables...................................         98         140
  (Decrease) in accounts payable and accrued expenses.......       (189)       (308)
  Net change in other operating assets and liabilities......       (770)        336
  Other adjustments, net....................................       (139)        (47)
                                                                -------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      2,463       4,353
                                                                -------      ------
INVESTING ACTIVITIES
Capital expenditures and other additions....................     (1,018)     (1,629)
Proceeds from sale or disposal of property, plant and
  equipment.................................................         25          23
Investment distributions and sales..........................         36         101
Net dispositions (acquisitions) of businesses, net of cash
  disposed/acquired.........................................          8        (158)
(Increase) in restricted cash...............................         (1)        (30)
Other investing activities, net.............................          6         (27)
                                                                -------      ------
NET CASH USED IN INVESTING ACTIVITIES.......................       (944)     (1,720)
                                                                -------      ------
FINANCING ACTIVITIES
Retirement of long-term debt, including redemption
  premiums..................................................     (3,210)     (4,039)
(Decrease) in short-term borrowings, net....................       (195)     (1,270)
Issuance of AT&T common shares..............................         33          64
Dividends paid on common stock..............................       (377)       (294)
Other financing activities, net.............................        336         148
                                                                -------      ------
NET CASH USED IN FINANCING ACTIVITIES.......................     (3,413)     (5,391)
                                                                -------      ------
Net (decrease) in cash and cash equivalents.................     (1,894)     (2,758)
Cash and cash equivalents at beginning of year..............      4,353       8,014
                                                                -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 2,459      $5,256
                                                                =======      ======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 2003. We have reclassified certain prior period amounts to conform to our current presentation, including the transfer of our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AT&T has a Long Term Incentive Program under which we grant stock options, performance shares, restricted stock and other awards in AT&T common stock, as well as an Employee Stock Purchase Plan. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has been recognized for stock options.

     If AT&T had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

                                                          FOR THE THREE        FOR THE SIX
                                                          MONTHS ENDED         MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                        -----------------   ------------------
                                                         2004      2003      2004       2003
                                                        -------   -------   -------   --------
                                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Net income............................................   $ 108     $ 536     $ 412     $1,107
ADD:
  Stock-based employee compensation included in
     reported results, net of income taxes............      17        24        35         34
DEDUCT:
  Total stock-based compensation expense determined
     under the fair value method for all awards, net
     of income taxes..................................     (45)      (61)      (96)      (109)
                                                         -----     -----     -----     ------
  Pro forma net income................................   $  80     $ 499     $ 351     $1,032
                                                         =====     =====     =====     ======
Basic and diluted earnings per share..................   $0.14     $0.68     $0.52     $ 1.41
Pro forma basic and diluted earnings per share........   $0.10     $0.63     $0.44     $ 1.31

     Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant.

     Pro forma income before cumulative effect of accounting change was $80 million and $499 million for the three months ended June 30, 2004 and 2003, respectively, and was $351 million and $990 million for the six months ended June 30, 2004 and 2003, respectively.

                          AT&T CORP. AND SUBSIDIARIES

     Pro forma earnings per basic and diluted share before cumulative effect of accounting change were $0.10 and $0.63 for the three months ended June 30, 2004 and 2003, respectively, and were $0.44 and $1.26 for the six months ended June 30, 2004 and 2003, respectively.

     For a detailed discussion of significant accounting policies, please refer to AT&T's Form 10-K for the year ended December 31, 2003.

3.  SUPPLEMENTARY FINANCIAL INFORMATION

  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                             AT&T       AT&T
                                                           BUSINESS   CONSUMER   TOTAL
                                                           SERVICES   SERVICES    AT&T
                                                           --------   --------   ------
                                                              (DOLLARS IN MILLIONS)
Goodwill:
Balance at January 1, 2004...............................   $4,731      $70      $4,801
Translation adjustment...................................      (17)      --         (17)
Other....................................................       (3)      --          (3)
                                                            ------      ---      ------
Balance at June 30, 2004.................................   $4,711      $70      $4,781
                                                            ======      ===      ======

                                                           CARRYING   ACCUMULATED
                                                            AMOUNT    AMORTIZATION   NET
                                                           --------   ------------   ----
                                                               (DOLLARS IN MILLIONS)
Amortizable Other Purchased Intangible Assets:
Customer lists and relationships.........................    $548         $162       $386
Other....................................................     271          158        113
                                                             ----         ----       ----
Balance at December 31, 2003.............................    $819         $320       $499
                                                             ====         ====       ====

Customer lists and relationships.........................    $547         $202       $345
Other....................................................     271          179         92
                                                             ----         ----       ----
Balance at June 30, 2004.................................    $818         $381       $437
                                                             ====         ====       ====

     The amortization expense associated with purchased intangible assets for the three and six months ended June 30, 2004, was $28 million and $61 million, respectively, and for the three and six months ended June 30, 2003, was $17 million and $33 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2004, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008.

     In July 2004, we announced a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. As a result of this strategic change, we are in the process of performing an evaluation of our goodwill as we believe this creates a "trigger event" necessitating such a review. We are in the process of determining if the carrying value of any of our reporting units exceeds its fair value ("step 1") under SFAS No. 142, "Goodwill and Other Intangible Assets." If we determine that the carrying value of any of our reporting units exceeds its fair value, we will then perform "step 2", which is to determine if the implied fair value of the reporting unit goodwill is less than the carrying value of this goodwill. If so, a goodwill impairment charge representing the difference between the implied fair value of the reporting unit goodwill and its associated carrying value will be recognized in the third quarter of 2004.

                          AT&T CORP. AND SUBSIDIARIES

     The strategic change in business focus also creates a "trigger event" for a review of our property, plant and equipment. In assessing impairments we follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the total of the expected future undiscounted cash flows is less than the carrying value of the asset and/or group of assets, a loss will be recognized for the difference between the fair value and the carrying value of the asset and/or group of assets in the third quarter of 2004.

  Other Current Assets:

     Recorded within other current assets as of June 30, 2004, was restricted cash of $503 million relating to private debt that matures in February 2005. This asset had a balance of $499 million at December 31, 2003, and was recorded in other assets.

  SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                      NET FOREIGN   NET REVALUATION      NET       ACCUMULATED
                                       CURRENCY       OF CERTAIN       MINIMUM        OTHER
                                      TRANSLATION      FINANCIAL       PENSION    COMPREHENSIVE
                                      ADJUSTMENT      INSTRUMENTS     LIABILITY      INCOME
                                      -----------   ---------------   ---------   -------------
                                                        (DOLLARS IN MILLIONS)
Accumulated other comprehensive
  income (loss):
Balance at January 1, 2004..........     $200             $25            $(76)        $149
Change..............................      (19)             (8)             --          (27)
                                         ----             ---            ----         ----
Balance at June 30, 2004............     $181             $17            $(76)        $122
                                         ====             ===            ====         ====

                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                              ------------
                                                              2004   2003
                                                              ----   -----
                                                              (DOLLARS IN
                                                               MILLIONS)
Other comprehensive income(loss):
Net foreign currency translation adjustment (net of income
  taxes of $11 and $(80))...................................  $(19)  $ 128
Net revaluation of certain financial instruments:
  Unrealized gains (losses)(net of income taxes of $(6) and
     $(60)).................................................    10      97
  Recognition of previously unrealized (gains) losses (net
     of income taxes of $11 and $110)(1)....................   (18)   (177)
Net minimum pension liability adjustment (net of income
  taxes of $3 in 2003)......................................    --      (6)
                                                              ----   -----
Total other comprehensive (loss) income.....................  $(27)  $  42
                                                              ====   =====

---------------

(1) See below for a summary of recognition of previously unrealized (gains) losses on available-for-sale securities.

                          AT&T CORP. AND SUBSIDIARIES

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------
                                                          2004                   2003
                                                  --------------------   --------------------
                                                  PRETAX   AFTER-TAXES   PRETAX   AFTER-TAXES
                                                  ------   -----------   ------   -----------
Summary of Recognition of Previously Unrealized
  (Gains) Losses:
Other income/expense, net:
  Sale/exchange of various securities...........   $(12)      $ (7)      $(187)      $(115)
  Other financial instrument activity...........    (17)       (11)       (100)        (62)
                                                   ----       ----       -----       -----
Total recognition of previously unrealized
  (gains) losses................................   $(29)      $(18)      $(287)      $(177)
                                                   ====       ====       =====       =====

4.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     Basic earnings per common share (EPS) is computed by dividing income attributable to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by AT&T to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Potentially dilutive securities for all periods presented were stock options and restricted stock units. No adjustments were made to income for the computation of diluted EPS.

5.  NET RESTRUCTURING AND OTHER CHARGES

     Net restructuring and other charges of $54 million for the three months ended June 30, 2004, primarily consisted of business restructuring activities associated with employee separations related to AT&T Business Services. This activity resulted from the continued integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. This exit plan impacted approximately 625 employees (more than half of which were involuntary), approximately 35% of whom were managers.

     Net restructuring and other charges of $267 million for the six months ended June 30, 2004, were comprised of net business restructuring obligations of $145 million and real estate impairment charges of $122 million. The business restructuring activities consisted of $104 million of separation costs and $41 million of facility closing obligations. This exit plan impacted approximately 1,405 employees (the majority of which were involuntary) primarily within the AT&T Business Services segment as a result of integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. Slightly less than half of the employees impacted by this exit plan were managers. About 75% of the affected employees had left their positions as of June 30, 2004, with the remaining anticipated to exit our business by the end of the third quarter of 2004. In July 2004, we announced certain strategic changes that are anticipated to have a significant impact on our business. Such changes are anticipated to result in future headcount reductions (see note 12).

     The $41 million of facility closing reserves are associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income,

                          AT&T CORP. AND SUBSIDIARIES
associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

     The real estate impairment charges of $122 million relate to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge was recorded within the Corporate and Other group to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). Two of these properties were sold in June 2004 and one additional property was sold in July 2004. We anticipate sales of the remaining properties will be completed by March 31, 2005. At June 30, 2004, these remaining properties were recorded as assets held-for-sale within other current assets on the balance sheet.

     The following table displays the activity and balances of the restructuring reserve account:

                                                                 TYPE OF COST
                                                    --------------------------------------
                                                     EMPLOYEE     FACILITY
                                                    SEPARATIONS   CLOSINGS   OTHER   TOTAL
                                                    -----------   --------   -----   -----
                                                            (DOLLARS IN MILLIONS)
Balance at January 1, 2004........................     $ 156        $205      $2     $ 363
  Additions.......................................       104          41      --       145
  Deductions......................................      (159)        (58)     --      (217)
                                                       -----        ----      --     -----
Balance at June 30, 2004..........................     $ 101        $188      $2     $ 291
                                                       =====        ====      ==     =====

     Deductions primarily reflected total cash payments of $185 million. These cash payments include cash termination benefits of $153 million and $32 million of facility closing reserve payments, which were funded primarily through cash from operations. Deductions also include a $26 million non-cash utilization of facility closing reserves. Such activity is reflective of the assignment of certain lease obligations associated with vacated facilities to third parties.

     Net restructuring and other charges for the three and six months ended June 30, 2003, were $66 million and $70 million, respectively. The year-to-date charge primarily consisted of $66 million recorded in the second quarter, which was comprised of $57 million of separation costs and $9 million of benefit plan curtailment costs associated with our management realignment efforts (impacting approximately 90 senior managers).

6.  DEBT OBLIGATIONS

  LONG-TERM DEBT

     In March 2004, we completed the early retirement of $1.2 billion of $1.5 billion outstanding 6.5% Notes maturing in November 2006, which carried an interest rate of 7.25% at the time of retirement. The notes were repurchased with cash and resulted in a loss of $157 million recorded in other income (expense), net.

     In addition, during March 2004, we completed the early retirement of $928 million of our outstanding $1.8 billion 6.0% Euro Notes due November 2006, which carried an interest rate of 6.75% at the time of retirement. The notes were repurchased with cash and resulted in a net loss of $117 million recorded in other income (expense), net. The carrying value of these notes was $1.3 billion, including $0.4 billion in associated foreign currency mark-to-market adjustments.

7.  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, to manage our market risk associated with changes in interest rates, foreign currency rates and

                          AT&T CORP. AND SUBSIDIARIES
equity prices. We do not use financial instruments for trading or speculative purposes. These instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants.

  GUARANTEES

     AT&T provided a guarantee of an obligation that AT&T Wireless has to NTT DoCoMo. Under this guarantee, AT&T would have been secondarily liable for up to $3.65 billion, plus accrued interest, in the event AT&T Wireless was unable to satisfy its entire obligation to NTT DoCoMo. AT&T's guarantee expired on June 30, 2004, in accordance with the terms of the original agreement.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to LIBOR (London Inter-Bank Offered Rate). The notional amount of our fixed-rate to floating-rate swaps was $750 million as of June 30, 2004, a decline of $250 million from December 31, 2003. This decline reflects the unwind of $250 million notional amount of fixed-to-floating interest rate swaps, which were designated as fair value hedges, in conjunction with the early retirement of $1.2 billion of long-term notes in March 2004 (see note 6). The weighted-average receive rate and pay rate for the outstanding fixed-to-floating interest rate swaps as of June 30, 2004, was 4.83% and 3.42%, respectively.

     In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of June 30, 2004, the notional amount and fair value of these contracts were $1.6 billion and $561 million, respectively, compared with $2.5 billion and $1.0 billion, respectively, at December 31, 2003. The decreases in the notional amount and fair value of these agreements were primarily related to $928 million notional amount of combined interest rate foreign currency swap contracts, designated as cash flow hedges, which were unwound in March 2004 in connection with the early retirement of long-term Euro notes in March 2004 (see note 6). As a result of this unwind, we recognized $10 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other income (expense), net. In addition, we returned $50 million of cash collateral that we held at December 31, 2003, in connection with the unwind of these combined interest rate swap agreements.

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. As of June 30, 2004, the notional amount outstanding on these contracts was $1.7 billion, compared with $1.1 billion as of December 31, 2003. The increase in the notional amount was primarily attributable to an increase in our forward contract portfolio. In addition, in connection with the early retirement of long-term Euro notes in March 2004, we unwound $29 million of foreign currency forward contracts, which managed our exposure to additional interest required to be paid by us as a result of lowered credit ratings. As a result of this unwind, we recognized $6 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other income (expense), net.

                          AT&T CORP. AND SUBSIDIARIES

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity options and equity swap contracts, which are undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. The notional amount relating to these contracts was $29 million as of June 30, 2004, compared with $91 million as of December 31, 2003. The decrease in the notional amount was primarily related to swaps on 1.7 million Comcast Corporation shares, which expired during the first quarter of 2004.

  DEBT SECURITIES

     As of June 30, 2004, the carrying value of our long-term debt (including currently maturing long-term debt), excluding capital leases, was $10.4 billion, compared with $13.4 billion at December 31, 2003. The market values associated with this debt were $10.5 billion and $14.8 billion as of June 30, 2004 and December 31, 2003, respectively. The decreases in the carrying value and fair value of debt were primarily attributed to early debt repurchases and scheduled repayments made in the first half of 2004. The carrying value of debt with an original maturity of less than one year approximates market value. The fair values of long-term debt were obtained based on quotes for these securities.

8.  PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

     We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.

     The following table shows the components of net periodic benefit (credit) costs for our U.S. plans:

                                                         POSTRETIREMENT                        POSTRETIREMENT
                                     PENSION BENEFITS       BENEFITS       PENSION BENEFITS       BENEFITS
                                     -----------------   ---------------   -----------------   ---------------
                                     FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------   -----------------------------------
                                      2004      2003      2004     2003     2004      2003      2004     2003
                                     -------   -------   ------   ------   -------   -------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Service cost -- benefits earned
  during the period................   $  55     $  57     $  6     $  7     $ 110     $ 114     $ 12     $ 13
Interest cost on benefit
  obligations......................     233       229       90       83       460       470      179      166
Amortization of unrecognized prior
  service cost.....................      33        38       13       10        65        76       26       19
Credit for expected return on plan
  assets...........................    (363)     (359)     (44)     (36)     (719)     (719)     (88)     (69)
Amortization of losses.............       1         1       25       19         2         2       50       37
Net curtailment loss*..............      --         9       --       --        --         9       --       --
                                      -----     -----     ----     ----     -----     -----     ----     ----
Net period benefit (credit) cost...   $ (41)    $ (25)    $ 90     $ 83     $ (82)    $ (48)    $179     $166
                                      =====     =====     ====     ====     =====     =====     ====     ====

---------------

* Included in net restructuring and other charges.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor postretirement health care plans that provide prescription drug benefits. We have elected to defer recognition of the Act in accordance with Financial Accounting Standards Board (FASB) Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and

                          AT&T CORP. AND SUBSIDIARIES

Modernization Act of 2003." As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act on the plans.

     On May 19, 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Staff Position supersedes FSP No. FAS 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004, and accordingly, we plan to adopt them effective July 1, 2004. The FSP provides two alternative methods of transition, either retroactive application to the date of enactment or, the method we have selected, prospective application from the date of adoption.

     Federal regulations for determining actuarial equivalence have not yet been issued in either proposed or final form, which impacts our ability to estimate the full adoption effects of the FSP. Despite the lack of final federal regulations, we believe that the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants would be deemed to be actuarially equivalent to Medicare Part D benefits based on the benefits provided under the plan. The estimated impact upon adoption for this group will be a reduction in the accumulated postretirement benefit obligation of approximately $150 million to $175 million, which will be amortized to income over time as an actuarial gain. In addition, we will realize a reduction in net periodic postretirement benefit cost (recorded within SG&A and costs of services and products) of approximately $10 million over the second half of 2004. Without a firm definition of actuarial equivalence, we are unable to determine if the prescription drug benefits provided to the remaining plan participants are actuarially equivalent to Medicare Part D benefits and are therefore unable to quantify any potential impact at this time.

9.  INCOME TAXES

     During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance established in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America, and recorded an income tax benefit of $371 million in the first quarter of 2004. The effective tax rate of (469.0)% in the first half of 2004 was positively impacted by 513.7 percentage points due to this reversal.

10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2004. However, if these matters are adversely settled, such amounts could be material to our consolidated financial statements.

     We have been named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey on behalf of persons who purchased shares of AT&T common stock from October 25, 1999 through May 1, 2000. These lawsuits allege, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The consolidated complaint seeks unspecified damages. Similar claims have been asserted by plaintiffs against us in two derivative actions, which were dismissed by the New Jersey federal court on January 7, 2004. In early June 2004, the court granted AT&T's motion for summary judgment (in part) in these cases and dismissed a substantial portion of this case by narrowing the class period and rejecting a number of the allegations upon which plaintiffs

                          AT&T CORP. AND SUBSIDIARIES
complaint was based. We believe that the remaining complaints are without merit and intend to defend them vigorously.

     On April 21, 2004, the Federal Communications Commission (FCC) ruled against a petition we filed in October 2002, in which we asked the FCC to confirm that our long distance phone-to-phone Internet Protocol (IP) telephony services are exempt from terminating access charges and lawfully terminated over end user local services. The total interstate and intrastate access savings we obtained on AT&T long distance phone-to-phone IP telephony services since the first quarter of 2000 through the date of the ruling was approximately $250 million. As a result of this ruling, we began paying terminating access charges on long distance phone-to-phone IP telephony calls.

     The FCC did not make any determination regarding the appropriateness of retroactive application of its ruling. The FCC left the matter to be decided on a fact specific, case-by-case basis. On April 22, 2004, SBC Communications, Inc.
(SBC) filed suit against us in federal district court in Missouri seeking recovery of an estimated $141 million in interstate and intrastate access charges that SBC alleges AT&T avoided by delivering long distance calls to SBC for termination over SBC local facilities, together with interest and punitive damages. In addition, on May 5, 2004, Qwest Corporation filed a similar complaint against AT&T in federal district court in Colorado seeking "tens of millions of dollars in access charges." While no additional lawsuits have been filed, other incumbent local exchange carriers may assert similar claims. We believe that we have a number of defenses to these claims and intend to defend against them vigorously.

     Another petition that is pending before the FCC relates to enhanced prepaid card service. Because of the nature of our enhanced prepaid card service (consisting first of a call to our prepaid card platform where the customer interacts with advertising content and then a second call from the platform to the called party), we pay access charges on the call to the enhanced prepaid card platform and on the call from the enhanced prepaid card platform based on the jurisdiction of each call. This does not impact the amount of access charges we pay on enhanced prepaid card calls when the persons communicating are in different states from each other and from the enhanced platform, but generally results in lower access charges when the persons are both in the same state and the enhanced platform is in a different state. In addition, because our prepaid card calls are offered as an enhanced service, we do not make Universal Service Fund (USF) contributions on revenue derived from these calls. Given that we cannot predict with certainty how the FCC will rule on our petition, and the FCC's recent decision to decline to address issues of retroactivity in the case of phone-to-phone IP, it should be noted that the current classification of AT&T's enhanced prepaid card service has generated approximately $290 million in access savings since the third quarter of 2002, and approximately $150 million in USF contribution savings since the beginning of 1999, compared with the cost that would have been incurred by a basic prepaid card offering. Since these savings have permitted us to sell prepaid cards to consumers and distributors at prices below what otherwise would have been possible, an adverse ruling by the FCC on the prepaid card petition would therefore increase the future cost of providing prepaid cards and may materially adversely affect future sales of prepaid cards, as well as potentially exposing us to retroactive liability, penalties and interest.

     In March 2004, the United States Court of Appeals for the District of Columbia vacated a number of recent FCC rulings made in connection with the Triennial Review Order, including the FCC's delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements. That decision was stayed until June 16, 2004. On June 4, 2004, the Court of Appeals announced it would not extend that stay. On June 9, 2004, the Office of the Solicitor General informed the FCC that it had decided not to appeal the D.C. Circuit decision vacating the FCC's local telephone unbundling rules. On July 22, 2004, AT&T announced that we will be shifting our focus away from traditional consumer services, and we will no longer be investing to acquire new residential local and stand-alone long distance customers (see note 12).

                          AT&T CORP. AND SUBSIDIARIES

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

     The balance of AT&T's operations is included in a "Corporate and Other" group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.

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

                          AT&T CORP. AND SUBSIDIARIES

  REVENUE

                                                    FOR THE THREE       FOR THE SIX
                                                    MONTHS ENDED       MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
AT&T Business Services
  Long distance voice services...................  $2,386   $2,895   $ 4,999   $ 5,878
  Local voice services...........................     404      384       793       719
                                                   ------   ------   -------   -------
  Total voice services...........................   2,790    3,279     5,792     6,597

  Data services..................................   1,690    1,943     3,405     3,899
  IP&E services..................................     565      509     1,118       998
                                                   ------   ------   -------   -------
  Total data and IP&E services...................   2,255    2,452     4,523     4,897

  Outsourcing, professional and other services...     566      697     1,168     1,393
                                                   ------   ------   -------   -------
Total AT&T Business Services.....................   5,611    6,428    11,483    12,887

AT&T Consumer Services
  Stand-alone long distance voice and other
     services....................................   1,327    1,894     2,789     3,984
  Bundled services...............................     684      460     1,329       884
                                                   ------   ------   -------   -------
Total AT&T Consumer Services.....................   2,011    2,354     4,118     4,868
                                                   ------   ------   -------   -------
Total reportable segments........................   7,622    8,782    15,601    17,755
                                                   ------   ------   -------   -------
Corporate and Other..............................      14       13        25        26
                                                   ------   ------   -------   -------
Total revenue....................................  $7,636   $8,795   $15,626   $17,781
                                                   ======   ======   =======   =======

  RECONCILIATION OF OPERATING INCOME TO INCOME BEFORE INCOME TAXES, MINORITY INTEREST INCOME, NET EARNINGS RELATED TO EQUITY INVESTMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

                                                        FOR THE THREE    FOR THE SIX
                                                        MONTHS ENDED    MONTHS ENDED
                                                          JUNE 30,        JUNE 30,
                                                        -------------   -------------
                                                        2004    2003    2004    2003
                                                        ----   ------   ----   ------
                                                            (DOLLARS IN MILLIONS)
AT&T Business Services................................  $152   $  601   $235   $1,200
AT&T Consumer Services................................   240      485    611    1,118
                                                        ----   ------   ----   ------
  Total reportable segments...........................   392    1,086    846    2,318
Corporate and Other...................................   (44)     (57)  (217)    (123)
                                                        ----   ------   ----   ------
Operating income......................................   348    1,029    629    2,195
Other income (expense), net...........................    36       86   (138)      96
Interest (expense)....................................  (191)    (296)  (419)    (628)
                                                        ----   ------   ----   ------
Income before income taxes, minority interest income,
  net earnings related to equity investments and
  cumulative effect of accounting change..............  $193   $  819   $ 72   $1,663
                                                        ====   ======   ====   ======

                          AT&T CORP. AND SUBSIDIARIES

  ASSETS

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services......................................  $32,468      $34,202
AT&T Consumer Services......................................      885        1,062
                                                              -------      -------
  Total reportable segments.................................   33,353       35,264
Corporate and Other*........................................   10,465       12,724
                                                              -------      -------
Total assets................................................  $43,818      $47,988
                                                              =======      =======

---------------

* Includes cash of $2.1 billion at June 30, 2004, and $4.0 billion at December 31, 2003.

  CAPITAL ADDITIONS

                                                         FOR THE THREE    FOR THE SIX
                                                         MONTHS ENDED    MONTHS ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2004    2003    2004    2003
                                                         -----   -----   ----   ------
                                                             (DOLLARS IN MILLIONS)
AT&T Business Services.................................  $463    $763    $933   $1,401
AT&T Consumer Services.................................    15      19      28       41
                                                         ----    ----    ----   ------
  Total reportable segments............................   478     782     961    1,442
Corporate and Other....................................     2       8       4       12
                                                         ----    ----    ----   ------
Total capital additions................................  $480    $790    $965   $1,454
                                                         ====    ====    ====   ======

  GEOGRAPHIC INFORMATION

                                                    FOR THE THREE       FOR THE SIX
                                                    MONTHS ENDED       MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
Revenue(l)
United States(2).................................  $7,242   $8,407   $14,851   $17,009
International....................................     394      388       775       772
                                                   ------   ------   -------   -------
Total revenue....................................  $7,636   $8,795   $15,626   $17,781
                                                   ======   ======   =======   =======

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
Long-Lived Assets(3)
United States(2)............................................  $26,195      $27,758
International...............................................    1,856        1,918
                                                              -------      -------
Total long-lived assets.....................................  $28,051      $29,676
                                                              =======      =======

---------------

(1) Revenue is reported in the geographic area in which it originates.

(2) Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3) Long-lived assets include property, plant and equipment, net, goodwill and other purchased intangibles, net.

                          AT&T CORP. AND SUBSIDIARIES

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

12.  SUBSEQUENT EVENTS

     On July 22, 2004, we announced that as a result of recent changes in regulatory policy governing local telephone service, we will be shifting our focus away from traditional consumer services, and we will no longer be investing to acquire new residential local and stand-alone long distance customers. We plan to concentrate our investments going forward on business markets and emerging technologies.

     In July 2004, Moody's and Fitch lowered our long-term credit ratings to Ba1 and BB+, respectively, and lowered our short-term credit and commercial paper ratings to NP (not prime) and B, respectively. In August 2004, Standard & Poor's (S&P) lowered our long-term credit rating to BB+ and lowered our short-term credit and commercial paper rating to B. The rating actions by Moody's and S&P triggered a 100 basis point interest rate step-up on approximately $6.5 billion in notional amount of debt net of foreign currency hedge offsets. This step-up is effective for interest payment periods that will begin after November 2004, resulting in an expected increase in interest expense of approximately $10 million in 2004 and $70 million in 2005.

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

     Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe," "plan," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

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

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of our business strategies,

     - the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the effects of our announcement that we will stop investing in traditional consumer services and will no longer compete for residential local and stand-alone long distance customers,

     - the validity or invalidity of portions of the FCC's Triennial Review Order, and the Office of the Solicitor General's decision not to appeal the United States Court of Appeals for the District of Columbia's action to vacate various related FCC rulings,

     - the risks associated with technological requirements; wireless, internet, Voice over Internet Protocol (VoIP) or other technology substitution and changes; and other technological developments,

     - the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

     - the results of litigation filed or to be filed against us, and

     - the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war, terrorism or other external factors over which we have no control.

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and financial condition as of June 30, 2004 and December 31, 2003.

OVERVIEW

     AT&T Corp. (AT&T) is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, data and Internet communications services.

     Our operating environment in 2004 remains competitive and challenging. During the first half of 2004, we continued to see the effects of industry oversupply and the associated impacts on pricing behavior in the business marketplace. Recent escalation in competitive pricing continued to drive down the average price per minute in both the retail and wholesale long distance voice businesses. This, coupled with a continued mix shift from higher priced retail minutes to lower priced wholesale minutes, will persist in pressuring AT&T Business Services revenue and margin performance. Similarly, data services revenue continues to be negatively impacted by competitive pricing pressure and weak demand, primarily in bandwidth and packet services. As a result, we expect the full year revenue decline for AT&T Business Services will exceed our previously forecasted decline of 4% to 7%.

     AT&T Consumer Services also continues to be negatively impacted by competition and substitution (consumers using wireless or Internet services in lieu of a wireline call). Additionally, while we have experienced some success with our bundled offers, recent regulatory developments have resulted in the reassessment of our consumer acquisition initiatives as discussed below, and while we will continue to provide our existing customers with quality service, we will no longer invest to acquire new customers. We have projected that AT&T Consumer Services will experience a high-teens rate of revenue decline compared with 2003. We expect operating margins for AT&T Consumer Services to be in the mid-teens.

     As a result of the weakness in both AT&T Business Services and AT&T Consumer Services, we expect total company revenue to be between $29.5 billion and $30.5 billion in 2004, and expect full-year 2004 consolidated operating income between $1.0 billion and $1.4 billion (excluding net restructuring and other charges).

     Despite the operating environment, we remain focused on controlling our costs and have made substantial progress in areas such as headcount reductions. We are continuing to invest in our business prudently, focusing on making the necessary investments in automation and process improvements. We expect to have approximately $1.8 billion in capital expenditures for 2004. We have continued to reduce debt levels and we believe the strength of our balance sheet will continue to provide us with the flexibility to make investments in our business.

     However, recent changes in regulatory policy governing local service have forced us to reassess the way we do business. As a result, in July 2004, we announced that we will be shifting our focus away from traditional consumer services such as wireline residential services, and we will no longer be investing to acquire new residential local and stand-alone long distance customers. We plan to concentrate our investments going forward on business markets and emerging technologies.

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

     For a discussion of the critical accounting estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to AT&T's Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

  REVENUE

                                                    FOR THE THREE       FOR THE SIX
                                                    MONTHS ENDED       MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
AT&T Business Services...........................  $5,611   $6,428   $11,483   $12,887
AT&T Consumer Services...........................   2,011    2,354     4,118     4,868
Corporate and Other..............................      14       13        25        26
                                                   ------   ------   -------   -------
Total revenue....................................  $7,636   $8,795   $15,626   $17,781
                                                   ======   ======   =======   =======

     Total REVENUE decreased $1.2 billion, or 13.2%, in the second quarter of 2004, and decreased $2.2 billion, or 12.1%, in the first half of 2004, compared with the same periods in 2003. The decreases were primarily driven by continued declines in stand-alone long distance voice revenue of approximately $1.1 billion in the second quarter of 2004, and $2.0 billion in the first half of 2004, compared with the same periods in 2003. These declines are reflective of increased competition, which has led to lower prices and loss of market share, a decline in business retail volumes, the impact of substitution, and consumer migration to lower priced products and calling plans. The decline in stand-alone long distance voice revenue was partially offset by strength in business wholesale volumes. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) decreased approximately 4% for the second quarter of 2004 and approximately 3% for the six months ended June 30, 2004, compared with the respective periods in 2003, primarily due to declines in business retail and consumer long distance volumes, partially offset by growth in lower-priced business wholesale. Also contributing to the revenue decline was lower data services revenue of $0.2 billion in the second quarter of 2004, and $0.4 billion in the six months ended June 30, 2004, compared with the respective periods in 2003, resulting from pricing pressure coupled with competitive losses and weak demand.

     Partially offsetting the declines in stand-alone long distance voice and data revenue was an increase in bundled services revenue (primarily local and long distance voice) at AT&T Consumer Services of $0.2 billion in the second quarter of 2004, and $0.4 billion in the first half of 2004 compared with the same periods in 2003, resulting from continued subscriber growth.

     Revenue by segment is discussed in greater detail in the Segment Results section.

  OPERATING EXPENSES

                                                    FOR THE THREE       FOR THE SIX
                                                    MONTHS ENDED       MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
Access and other connection......................  $2,481   $2,708   $ 5,119   $ 5,406
Costs of services and products...................   1,759    1,958     3,623     3,969
Selling, general and administrative..............   1,763    1,837     3,507     3,758
Depreciation and amortization....................   1,231    1,197     2,481     2,383
Net restructuring and other charges..............      54       66       267        70
                                                   ------   ------   -------   -------
Total operating expenses.........................  $7,288   $7,766   $14,997   $15,586
                                                   ======   ======   =======   =======

Operating income.................................  $  348   $1,029   $   629   $ 2,195
Operating margin.................................     4.6%    11.7%      4.0%     12.3%

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

     Access and other connection expenses decreased $0.2 billion, or 8.4%, in the second quarter of 2004 and declined $0.3 billion, or 5.3%, for the first half of 2004, compared with the same periods of 2003. Domestic access charges declined $0.3 billion for the second quarter, primarily due to lower volumes, lower Universal Service Fund contributions resulting from the decline in long distance revenue, as well as changes in product mix (including whether calls are interstate versus intrastate). Also contributing to the quarterly decline were lower rates, including the impact of settlements, resulting in part from a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as from rate negotiations and more efficient network usage. Domestic access charges fell $0.5 billion for the year-to-date period, primarily due to changes in product mix, lower rates and more efficient network usage, as well as lower Universal Service Fund contributions and reduced volumes. The quarterly and year-to-date declines in domestic access charges were partially offset by increases in local connectivity costs of $0.1 billion for the quarter and $0.2 billion for the first half of 2004, primarily as a result of subscriber increases due to new state entries and increased penetration into existing states.

     COSTS OF SERVICES AND PRODUCTS include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

     Costs of services and products decreased $0.2 billion, or 10.2%, in the second quarter of 2004 and declined $0.3 billion, or 8.7%, in the first six months of 2004, compared with the comparable prior year periods. The declines were primarily driven by the overall impact of lower revenue and related costs, including cost cutting initiatives. Also contributing to the decline was a lower provision for uncollectible receivables resulting from improved collections and lower revenue. Partially offsetting this decline was the impact of a weak U.S. dollar.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased $0.1 billion, or 4.1%, in the second quarter of 2004 and declined $0.3 million, or 6.7%, in the first six months of 2004 compared with the comparable prior year periods. The decline was primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers. Cost control efforts included headcount reductions as well as continued process improvements. These declines were partially offset by increased advertising and marketing spending on new initiatives, primarily on our Voice over Internet Protocol (VoIP) offering.

     DEPRECIATION AND AMORTIZATION EXPENSES increased $34 million, or 2.9%, in the second quarter of 2004 and rose $0.1 billion, or 4.1%, in the first six months of 2004 compared with same periods in 2003. These increases were primarily due to a higher asset base, which includes a greater proportion of shorter-lived assets. In addition, higher asset impairments during 2004 contributed to the increase in depreciation and amortization expenses. Capital expenditures were $0.5 billion and $0.8 billion for the three months ended June 30, 2004 and 2003, respectively, and were $1.0 billion and $1.5 billion for the six months ended June 30, 2004 and 2003, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of Internet protocol and enhanced (IP&E) services and data services, both of which include managed services, as well as business local voice services.

     In the second quarter of 2004, NET RESTRUCTURING AND OTHER CHARGES of $54 million were primarily comprised of business restructuring obligations associated with employee separations. This activity resulted from the continued integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. This exit plan impacted about 625 employees (more than half of which were involuntary), approximately 35% of whom were managers. Obligations in the amount of $52 million were recorded in AT&T Business Services and $2 million in the Corporate and Other group.

     Net restructuring and other charges of $267 million for the six months ended June 30, 2004, were comprised of net business restructuring obligations of $145 million and real estate impairment charges of $122 million. The business restructuring activities consisted of $104 million of separation costs and $41 million of facility closing obligations. This exit plan impacted approximately 1,405 employees (the majority of which were involuntary) primarily within the AT&T Business Services segment as a result of integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. Slightly less than half of the employees associated with this exit plan were managers. About 75% of the affected employees had left their positions as of June 30, 2004, with the remaining anticipated to exit our business by the end of the third quarter of 2004. The $41 million of facility closing reserves are associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T. These exit plans are not expected to yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge recorded) in 2004; however, we expect to realize roughly $140 million of annual cash savings and benefit to operating income in subsequent years, upon completion of the exit plans.

     The real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge was recorded within the Corporate and Other group to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). Two of these properties were sold in June 2004 and one additional property was sold in July 2004. We anticipate the sales of the remaining properties will be completed by March 31, 2005. At June 30, 2004, these remaining properties were recorded as assets held-for-sale within other current assets on the balance sheet.

     Net restructuring and other charges for the three and six months ended June 30, 2003, were $66 million and $70 million, respectively. The year-to-date charge primarily consisted of $66 million recorded in the second quarter, which was comprised of $57 million of separation costs and $9 million of benefit plan curtailment costs associated with our management realignment efforts (impacting approximately 90 senior managers).

     OPERATING INCOME decreased $0.7 billion, or 66.2%, in the second quarter of 2004 and declined $1.6 billion, or 71.4%, in the first half of 2004, compared with the same periods in 2003. OPERATING MARGIN was 4.6% in the second quarter of 2004 compared with 11.7% in the second quarter of 2003 and 4.0% in the first half of 2004, compared with 12.3% in the first half of 2003. The margin declines were primarily due to decreased revenue coupled with a slower rate of decline in operating expenses. This reflected pricing pressures, substitution and a shift from higher-margin business retail voice and data services and residential long distance services to lower-margin services, including advanced services and business wholesale. Higher net restructuring and other charges also contributed to the year-to-date decline.

                                                           FOR THE THREE    FOR THE SIX
                                                            MONTHS ENDED    MONTHS ENDED
                                                              JUNE 30,        JUNE 30,
                                                           --------------   ------------
                                                           2004     2003    2004    2003
                                                           -----    -----   -----   ----
                                                               (DOLLARS IN MILLIONS)
Other income (expense), net..............................   $36      $86    $(138)  $96

     OTHER INCOME (EXPENSE), NET, in the second quarter of 2004 was $36 million compared with $0.1 billion in the second quarter of 2003. The unfavorable variance of $50 million was primarily due to lower investment related income and lower net gains on sales of businesses and investments, primarily the sale of Time Warner Telecom stock in the second quarter of 2003.

     Other income (expense), net, in the first half of 2004 was expense of $0.1 billion compared with income of $0.1 billion in the first half of 2003. The unfavorable variance can be primarily attributed to $0.3 billion of losses on the early repurchase of long-term debt in the first half of 2004. In the first half of 2003, debt was also early repurchased. However, a $0.2 billion loss associated with the early retirement of long-term debt was offset by a $0.2 billion gain associated with the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock. Also, in 2004, investment related income and net gains on sales of businesses and investments declined $0.1 billion, compared with the first half of 2003. Partially offsetting these unfavorable variances was a $0.1 billion write-down in 2003 of the residual value of certain aircraft as a result of financial difficulties in the airline industry. Further contributing to the offset were settlements, in the first half of 2004, associated with businesses previously disposed.

     We continue to hold $0.6 billion of investments in leveraged leases, including leases of commercial aircraft, which we lease to domestic airlines as well as to aircraft related companies. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, we could record additional losses associated with our aircraft lease portfolio. In addition, in the event of bankruptcy or renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and accordingly a cash tax expense.

                                                       FOR THE THREE    FOR THE SIX
                                                       MONTHS ENDED    MONTHS ENDED
                                                         JUNE 30,        JUNE 30,
                                                       -------------   -------------
                                                       2004    2003    2004    2003
                                                       -----   -----   -----   -----
                                                           (DOLLARS IN MILLIONS)
Interest (expense).................................    $(191)  $(296)  $(419)  $(628)

     INTEREST (EXPENSE) decreased 35.3%, or $0.1 billion, in the second quarter of 2004 compared with the second quarter of 2003, and decreased 33.2%, or $0.2 billion, in the first half of 2004 compared with the first half of 2003. The declines are reflective of our continuing deleveraging activities, which included significant early debt redemptions in 2003 and 2004.

                                                      FOR THE THREE     FOR THE SIX
                                                      MONTHS ENDED     MONTHS ENDED
                                                        JUNE 30,         JUNE 30,
                                                      -------------   ---------------
                                                      2004    2003     2004     2003
                                                      -----   -----   -------   -----
                                                           (DOLLARS IN MILLIONS)
(Provision) benefit for income taxes..............    $ (87)  $(308)  $   339   $(605)
Effective tax rate................................     44.4%   37.7%   (469.0)%  36.4%

     The EFFECTIVE TAX RATE is the provision for income taxes as a percentage of income before income taxes. The effective tax rate in the second quarter of 2004 was negatively impacted by a catch-up effect resulting from an increase in the estimated annual 2004 effective tax rate as a result of lower projected annual income before income taxes relative to our estimated permanent differences.

     The effective tax rate in the first half of 2004 was positively impacted by
513.7 percentage points due to the reversal of a portion of the valuation allowance we recognized in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004. As we continue to assess developments in our tax position, additional federal tax benefits may be recorded for all or a portion of the remaining AT&T Latin America tax benefit of $40 million not recognized. The effective tax rate in the first half of 2003 was positively impacted by 2.4 percentage points due to the recognition of tax benefits recorded in connection with the exchange and sale of our remaining interest in AT&T Wireless common stock.

                                                            FOR THE THREE     FOR THE SIX
                                                             MONTHS ENDED    MONTHS ENDED
                                                               JUNE 30,        JUNE 30,
                                                            --------------   -------------
                                                            2004     2003    2004     2003
                                                            -----    -----   -----    ----
                                                                (DOLLARS IN MILLIONS)
Cumulative effect of accounting change....................  $ --     $ --    $ --     $42

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," resulting in $42 million of income, net of income taxes of $26 million, as the CUMULATIVE EFFECT of this accounting principle. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. We historically included in our group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, the cumulative effect impact primarily reflects the reversal of such amounts accrued in accumulated depreciation.

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

                                                    FOR THE THREE       FOR THE SIX
                                                    MONTHS ENDED       MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
Revenue(1)
  Long distance voice services...................  $2,386   $2,895   $ 4,999   $ 5,878
  Local voice services...........................     404      384       793       719
                                                   ------   ------   -------   -------
Total voice services.............................   2,790    3,279     5,792     6,597

  Data services..................................   1,690    1,943     3,405     3,899
  IP&E services..................................     565      509     1,118       998
                                                   ------   ------   -------   -------
Total data and IP&E services(2)..................   2,255    2,452     4,523     4,897

Outsourcing, professional and other services.....     566      697     1,168     1,393
                                                   ------   ------   -------   -------
Total revenue....................................  $5,611   $6,428   $11,483   $12,887

Operating income.................................  $  152   $  601   $   235   $ 1,200
Capital additions................................  $  463   $  763   $   933   $ 1,401

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
Total assets................................................  $32,468      $34,202

---------------

(1) Revenue includes equipment and product sales of $64 million and $70 million for the three months ended June 30, 2004 and 2003, respectively, and $138 and $140 for the six months ended June 30, 2004 and 2003, respectively.

(2) Prior to June 30, 2004, data services revenue included all international managed services. Effective June 30, 2004, international managed services revenue was divided into data services and IP&E services, consistent with the classifications of domestic managed services. As a result, data services revenue and IP&E services revenue for prior periods have been restated to reflect this reclassification. Such reclassification had no impact on total data and IP&E services revenue, or total revenue. Adjusted for this reclassification, data services revenue for the three months ended March 31, 2004, December 31, 2003, September 30, 2003 and March 31, 2003, was $1,715
    million, $1,847 million, $1,874 million and $1,956 million, respectively; and IP&E services revenue for the same periods was $553 million, $554 million, $550 million and $489 million, respectively.

  REVENUE

     AT&T Business Services revenue decreased $0.8 billion, or 12.7%, in the second quarter of 2004 and $1.4 billion, or 10.9%, in the first half of 2004, compared with the same prior year periods.

     Long distance voice revenue in the second quarter of 2004 declined $0.5 billion, or 17.6%, and declined $0.9 billion, or 15.0%, in the first half of 2004, compared with the same prior year periods. The declines were driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Partially offsetting these declines was an increase in lower-priced wholesale minutes. Total long distance volumes were flat in the second quarter of 2004 and grew about 1% in the first half of 2004, compared with the same prior year periods.

     Data services revenue for the second quarter of 2004 declined 13.0%, or $0.3 billion, compared with the second quarter of 2003, and declined 12.7%, or $0.5 billion, for the six months ended June 30, 2004, compared with the six months ended June 30, 2003. These declines were primarily driven by competitive pricing pressure and weak demand, primarily in bandwidth and packet services. The decrease is reflective of a rise in cancellations of private line and packet services, as customers continue to evaluate the overall efficiency and effectiveness of their own networks (network grooming), combined with the migration to more cost-effective and technologically advanced IP&E services. Excluding equipment and product sales, data services revenue declined 13.3% in the second quarter of 2004 and decreased 12.9% in the six months ended June 30, 2004, compared with the comparable prior year periods.

     Outsourcing, professional and other services revenue decreased $0.1 billion, or 18.9%, in the second quarter of 2004 compared with the second quarter of 2003. For the six months ended June 30, 2004, outsourcing, professional and other services revenue decreased $0.2 billion, or 16.2%, compared with the six months ended June 30, 2003. The decrease in both periods was due to contract terminations and renegotiations. Excluding equipment and product sales, outsourcing, professional and other services revenue declined 19.2% in the second quarter of 2004, and decreased 16.7% in the six months ended June 30, 2004, compared with the comparable prior year periods.

     IP&E services revenue increased $56 million, or 11.3%, in the second quarter of 2004, and increased $0.1 billion, or 12.2%, in the six months ended June 30, 2004, compared with the same prior year periods. The increase was primarily attributable to growth in our customer base associated with advanced products such as IP-enabled frame and E-VPN (Enhanced Virtual Private Network). Excluding equipment and product sales, IP&E services revenue increased 13.6% in the second quarter of 2004 compared with the second quarter of 2003, and increased 12.5% in the six months ended June 30, 2004, compared with the six months ended June 2003.

     Local voice services revenue grew $20 million, or 5.0% in the second quarter of 2004, and grew $0.1 billion, or 10.1%, in the six months ended June 30, 2004, compared with the same prior year periods. This growth reflects our continued focus on increasing the utilization of our existing footprint including growth of our "All-in-One" bundled offer to small businesses. There were over 4.6 million access lines in service at June 30, 2004, an increase of more than 85,000 since the end of the first quarter of 2004.

  OPERATING INCOME

     Operating income declined $0.4 billion, or 74.7%, in the second quarter of 2004, compared with the second quarter of 2003, and declined $1.0 billion, or 80.4%, in the six months ended June 30, 2004, compared with the six months ended June 30, 2003. These declines were primarily due to decreases in the long distance voice and data businesses resulting from the impacts of competition, which led to pricing pressures and declining retail volumes, and substitution. Partially offsetting these declines were ongoing cost control efforts.

     Operating margin decreased to 2.7% in the second quarter of 2004, and to 2.0% for the first half of 2004, from 9.3% in both the second quarter and first half of 2003. The downward margin trend is primarily reflective of the declining higher-margin long distance retail voice and data businesses, coupled with the shift to lower-margin advanced services and wholesale services.

     Operating margin of 2.7% in the second quarter of 2004 increased 1.3 percentage points, compared with a margin of 1.4% in the first quarter of 2004, reflecting favorable access expense settlements in the second quarter of 2004. As competitive pricing pressures are expected to continue throughout the year, this favorable margin trend is not expected to continue in the second half of 2004.

  OTHER ITEMS

     Capital additions were $0.5 billion in the second quarter of 2004, and were $1.0 billion for the six months ended June 30, 2004. We continue to concentrate the majority of capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services, as well as local services.

     Total assets declined $1.7 billion, or 5.1%, at June 30, 2004, from December 31, 2003, primarily driven by lower net property, plant and equipment, as a result of depreciation during the period, partially offset by capital expenditures. This decline was also attributable to lower accounts receivable driven by lower revenue and improved cash collections.

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

                                                      FOR THE THREE      FOR THE SIX
                                                      MONTHS ENDED      MONTHS ENDED
                                                        JUNE 30,          JUNE 30,
                                                     ---------------   ---------------
                                                      2004     2003     2004     2003
                                                     ------   ------   ------   ------
                                                           (DOLLARS IN MILLIONS)
Revenue
  Stand-alone long distance voice and other
     services......................................  $1,327   $1,894   $2,789   $3,984
  Bundled services.................................     684      460    1,329      884
                                                     ------   ------   ------   ------
Total revenue......................................  $2,011   $2,354   $4,118   $4,868

Operating income...................................  $  240   $  485   $  611   $1,118
Capital additions..................................  $   15   $   19   $   28   $   41

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
Total assets................................................    $885        $1,062

  REVENUE

     AT&T Consumer Services revenue declined $0.3 billion, or 14.6%, in the second quarter of 2004 and declined $0.7 billion, or 15.4%, in the first half of 2004, compared with the same prior year periods. The decline in both periods was primarily due to stand-alone long distance voice services, which decreased $0.6 billion to $1.3 billion in the second quarter of 2004 and decreased $1.2 billion to $2.7 billion in the first half of 2004, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T, such as bundled services. Partially offsetting the declines in stand-alone long distance voice services were pricing actions we implemented, including a monthly fee that we began billing in mid-2003 to recover costs, such as certain access charges and property taxes, and targeted price increases during 2004. Partially offsetting the overall revenue decline was an increase in bundled revenue. Bundled revenue rose $0.2 billion to $0.7 billion in the second quarter of 2004, and rose $0.4 billion to $1.3 billion in the first half of 2004, compared with the same prior year periods, reflecting an increase in subscribers primarily due to new markets entered into, as well as increased penetration in existing markets. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers.

     Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 18% in the second quarter of 2004, and approximately 19% in the first half of 2004, compared with the same prior year periods, as a result of competition and wireless and Internet substitution.

     We provided stand-alone long distance voice services to more than 24.5 million customers at June 30, 2004, compared with more than 30.3 million customers at December 31, 2003. We provided local service to more than 4.6 million customers as of June 30, 2004, compared with more than 3.9 million customers as of December 31, 2003.

     As a result of recent changes in regulatory policy governing local telephone service, we announced that we will be shifting our focus away from traditional consumer services, such as wireline residential telephone services, and we will no longer invest to acquire new residential local and stand-alone long distance customers. We will continue to provide our existing customers with quality service.

  OPERATING INCOME

     Operating income declined $0.2 billion, or 50.6%, in the second quarter of 2004 and declined $0.5 billion, or 45.4%, in the six months ended June 30, 2004, compared with the same periods in 2003. Operating margin declined to 11.9% in the second quarter of 2004 from 20.6% in the second quarter of 2003, and declined to 14.8% for the first half of 2004 from 23.0% for the first half of 2003. The margin declines were largely driven by lower margins within our stand-alone long distance voice business, primarily due to declines in revenue coupled with a lower rate of decline in operating expenses, particularly within selling, general and administrative expenses. Partially offsetting the declines in stand-alone long distance margins were pricing actions taken. In addition, operating margins declined due to increased spending on new initiatives, including our Voice over Internet Protocol (VoIP) offering.

  OTHER ITEMS

     Total assets declined $0.2 billion at June 30, 2004, from December 31, 2003. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.

CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                                                         FOR THE THREE    FOR THE SIX
                                                         MONTHS ENDED    MONTHS ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2004    2003    2004    2003
                                                         -----   -----   -----   -----
                                                             (DOLLARS IN MILLIONS)
Revenue................................................  $ 14    $ 13    $  25   $  26
Operating (loss).......................................  $(44)   $(57)   $(217)  $(123)
Capital additions......................................  $  2    $  8    $   4   $  12

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
Total assets................................................  $10,465      $12,724

  OPERATING (LOSS)

     Operating (loss) decreased $13 million to $44 million for the quarter ended June 30, 2004, and increased $0.1 billion to $0.2 billion in the first half of 2004, compared with the same periods in 2003. The $0.1 billion increase in operating (loss) for the year-to-date period was primarily due to a real estate impairment charge recorded in the first quarter of 2004 to write-down held-for-sale facilities, some of which were sold during the second quarter of 2004.

  OTHER ITEMS

     Total assets decreased $2.3 billion to $10.5 billion at June 30, 2004, from December 31, 2003. This decrease was primarily driven by a lower cash balance of $1.9 billion at June 30, 2004, primarily resulting from debt repurchases and scheduled repayments made in the first half of 2004.

FINANCIAL CONDITION

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Total assets................................................  $43,818      $47,988
Total liabilities...........................................  $29,763      $34,032
Total shareowners' equity...................................  $14,055      $13,956

     TOTAL ASSETS decreased $4.2 billion, or 8.7%, to $43.8 billion at June 30, 2004, compared with December 31, 2003. This decrease was largely driven by a $1.9 billion decrease in cash and cash equivalents. Property, plant and equipment declined $1.5 billion primarily as a result of depreciation during the period coupled with a real estate impairment charge, partially offset by capital expenditures. Exclusive of a $0.7 billion reclassification of restricted cash and hedge receivable to other current assets relating to debt maturing in 2005, other assets declined $0.6 billion primarily due to the settlement of a foreign currency swap associated with the Euro debt repurchase in the first quarter of 2004. Accounts receivable declined $0.4 billion driven by lower revenue and improved cash collections. These declines were partially offset by a deferred income tax benefit of $0.4 billion recorded in the first quarter of 2004 in conjunction with the reversal of a portion of the valuation allowance attributable to our prior investment in AT&T Latin America.

     TOTAL LIABILITIES decreased $4.3 billion, or 12.5%, to $29.8 billion at June 30, 2004, compared with December 31, 2003. This decrease was primarily the result of $3.2 billion in lower debt balances, reflecting the early retirement of $2.1 billion face value of debt and $0.4 billion of associated mark-to-market adjustments, coupled with scheduled repayments of debt amounting to $0.6 billion. Accounts payable and accrued expenses declined $0.3 billion as payments were made against year-end capital and other accruals. Also contributing to the decline were lower short-term compensation and benefit-related liabilities of $0.3 billion primarily attributable to the payment of year-end bonus and salary accruals and employee separation reserves. Additionally, other current liabilities declined $0.2 billion primarily due to a decline in income taxes payable.

     TOTAL SHAREOWNERS' EQUITY increased $0.1 billion, or 0.7%, to $14.1 billion at June 30, 2004, compared with December 31, 2003. This increase was primarily due to net income, partially offset by dividends declared.

LIQUIDITY

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CASH FLOWS:
  Provided by operating activities..........................   $ 2,463     $ 4,353
  (Used in) investing activities............................      (944)     (1,720)
  (Used in) financing activities............................    (3,413)     (5,391)
                                                               -------     -------
  Net (decrease) in cash and cash equivalents...............   $(1,894)    $(2,758)
                                                               =======     =======

     Net cash provided by operating activities of $2.5 billion for the six months ended June 30, 2004, declined $1.9 billion, from $4.4 billion in the comparable prior year period, which was in part driven by a decrease in operating income reflective of the declining stand-alone long distance voice and data businesses. The downward trend in cash generated by operating activities was also impacted by a $0.7 billion decline in income tax refunds received in the first half of 2004 compared with the same prior year period.

     AT&T's investing activities resulted in a net use of cash of $0.9 billion in the six months ended June 30, 2004, compared with $1.7 billion in the first six months of 2003, primarily reflecting a reduction in capital expenditures.

     During the first half of 2004, net cash used in financing activities was $3.4 billion, compared with $5.4 billion in the first half of 2003. In the first half of 2004, we made net payments of $3.4 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt, and paid dividends of $0.4 billion. Reflected as an other financing item was the receipt of approximately $0.4 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the early repayment of Euro notes in the first half of 2004 (such repayment is included as retirement of long-term debt). During the first half of 2003, we made net payments of $5.3 billion to reduce debt, including the early termination of debt, paid dividends of $0.3 billion and received $0.1 billion of cash collateral related to favorable positions of certain combined interest rate foreign currency swap agreements.

  WORKING CAPITAL AND OTHER SOURCES OF LIQUIDITY

     At June 30, 2004, our working capital ratio (current assets divided by current liabilities) was 0.99.

     At June 30, 2004, we had a $2.0 billion syndicated 364-day credit facility available to us that was entered into on October 8, 2003. This credit facility provides the option to extend the maturity of any borrowings outstanding under the facility for an additional 364-day period beyond October 7, 2004. No borrowings are currently outstanding under the facility. Up to $0.3 billion of the facility can be utilized to support letters of credit, which reduces the amount available. As of June 30, 2004, approximately $0.2 billion of letters of credit were supported by the facility. No assurance can be given that the facility will be renewed and if the facility is renewed it may be for a substantially lesser amount and/or on substantially less favorable terms. If the facility is not renewed, we would expect to be required to post cash collateral to support the letters of credit previously supported by the facility.

     In July 2004, we renewed our AT&T Business Services and AT&T Consumer Services 364-day customer accounts receivable securitization facilities. Together the programs provide up to $1.35 billion of available financing, limited by eligible receivables balances, which vary month to month. Proceeds from the securitizations are recorded as borrowings and included in short-term debt. At June 30, 2004, approximately $0.2 billion was outstanding.

     The credit facility and the securitization facilities contain a financial covenant that requires AT&T to meet a debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1 and an EBITDA-to-net interest expense ratio (as defined in the agreements) of at least 3.50 to 1 for four consecutive quarters ending on the last day of each fiscal quarter. At June 30, 2004, we were in compliance with these covenants.

     We anticipate continuing to fund our operations in 2004 primarily with cash and cash equivalents on hand, as well as with cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flows from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations. Sources of liquidity, in addition to our substantial cash and cash equivalents on hand, include $2.4 billion remaining under a universal shelf registration; a $1.35 billion securitization program (limited by eligible receivables); and a $2.0 billion credit facility, which expires on October 6, 2004. In light of recent lowering of our commercial paper ratings discussed below, there is no longer any assurance that we will continue to have any significant access to the commercial paper market. The maximum amount of commercial paper outstanding during the first half of 2004 was approximately $1.0 billion. We cannot provide any assurances that any or all of these other sources of funding will be available at the time they are needed or in the amounts required.

  CREDIT RATINGS AND RELATED DEBT IMPLICATIONS

     Since the end of the second quarter, AT&T's long-term and short-term and commercial paper credit ratings have been lowered by Standard & Poor's (S&P), Moody's and Fitch, as reflected in the table below. The rating actions by S&P and Moody's triggered a 100 basis point interest rate step-up on approximately $6.5 billion in notional amount of debt net of foreign currency hedge offsets. This step-up is effective for interest payment periods that will begin after November 2004, resulting in an expected increase in interest expense of approximately $10 million in 2004 and $70 million in 2005. Currently, none of AT&T's ratings are under review or on CreditWatch for further downgrade.

                                                       SHORT-TERM   LONG-TERM
CREDIT RATING AGENCY                                     RATING      RATING     OUTLOOK
--------------------                                   ----------   ---------   --------
Standard & Poor's....................................       B          BB+      Negative
Fitch................................................       B          BB+      Negative
Moody's..............................................      NP          Ba1      Negative

     Our access to capital markets as well as the cost of our borrowings are affected by our debt ratings. The recent rating actions discussed above and further debt rating downgrades will require us to pay higher rates on certain existing debt and have required us to post cash collateral for certain interest-rate swaps in which we were in a net payable position. Further downgrades may require us to post collateral for certain equity swaps.

     Additionally, if our debt ratings are further downgraded, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at June 30, 2004. In addition, the market environment for financing in general, and within the telecommunications sector in particular has been adversely affected by economic conditions and bankruptcies of other telecommunications providers.

     AT&T Corp. is generally the obligor for debt issuances. However, there are some instances where AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.3 billion at June 30, 2004, and is included within short-term and long-term debt.

  CASH REQUIREMENTS

     Our cash needs for 2004 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2004 to be approximately $1.8 billion.

     In the first half of 2004, we completed the repurchase, for cash, of $1.2 billion of our $1.5 billion outstanding 6.5% Notes maturing in November 2006, which carried an interest rate of 7.25% at the time of retirement. Also, we repurchased, for cash, $0.9 billion of our outstanding $1.8 billion 6.0% Euro Notes due

November 2006, which carried an interest rate of 6.75% at the time of retirement. The $0.9 billion Euro denominated notes represents the original U.S. dollar issuance amount and excludes the foreign currency mark-to-market adjustments that were hedged. These redemptions are part of our plan, as announced in January 2004, to repurchase up to $3.0 billion of debt, which may take the form of calls, tender offers or open market transactions and is expected to be completed subject to market conditions during 2004. The transactions completed during the first half of 2004 are expected to save approximately $0.1 billion in interest expense in 2004.

  CONTRACTUAL CASH OBLIGATIONS

     We have contractual obligations to purchase certain goods or services from various other parties. During the first half of 2004, we entered into contracts under which we are legally obligated for payment of approximately $70 million in 2004. Also during the first half of 2004, we entered into contracts under which we have calculated the minimum obligation for such agreements based on termination fees that can be paid to exit the contract. Further, during this period, we exited certain contracts that contained termination fees that were renegotiated and not paid. The net effect of this activity on termination fees, which are considered to be the minimum obligation under the contracts, in each year would be an increase of approximately $83 million in 2004, $76 million in 2005, $64 million in 2006, $98 million in 2007, $88 million in 2008, or $50 million in 2009 and beyond.

  OTHER COMMERCIAL COMMITMENTS

     AT&T provided a guarantee of an obligation that AT&T Wireless has to NTT DoCoMo. Under this guarantee, AT&T would have been secondarily liable for up to $3.65 billion, plus accrued interest, in the event AT&T Wireless was unable to satisfy its entire obligation to NTT DoCoMo. AT&T's guarantee expired on June 30, 2004, in accordance with the terms of the original agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor postretirement health care plans that provide prescription drug benefits. We have elected to defer recognition of the Act in accordance with Financial Accounting Standards Board (FASB) Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act on the plans.

     On May 19, 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Staff Position supersedes FSP No. FAS 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004, and accordingly, we plan to adopt them effective

July 1, 2004. The FSP provides two alternative methods of transition, either retroactive application to the date of enactment or, the method we have selected, prospective application from the date of adoption.

     Federal regulations for determining actuarial equivalence have not yet been issued in either proposed or final form, which impacts our ability to estimate the full adoption effects of the FSP. Despite the lack of final federal regulations, we believe that the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants would be deemed to be actuarially equivalent to Medicare Part D benefits based on the benefits provided under the plan. The estimated impact upon adoption for this group will be a reduction in the accumulated postretirement benefit obligation of approximately $150 million to $175 million, which will be amortized to income over time as an actuarial gain. In addition, we will realize a reduction in net periodic postretirement benefit cost (recorded within SG&A and costs of services and products) of approximately $10 million over the second half of 2004. Without a firm definition of actuarial equivalence, we are unable to determine if the prescription drug benefits provided to the remaining plan participants are actuarially equivalent to Medicare Part D benefits and are therefore unable to quantify any potential impact at this time.

SUBSEQUENT EVENTS

     On July 22, 2004, we announced that as a result of recent changes in regulatory policy governing local telephone service, we will be shifting our focus away from traditional consumer services, and we will no longer be investing to acquire new residential local and stand-alone long distance customers. We plan to concentrate our investments going forward on business markets and emerging technologies.

     In July 2004, Moody's and Fitch lowered our long-term credit ratings to Ba1 and BB+, respectively, and lowered our short-term credit and commercial paper ratings to NP (not prime) and B, respectively. In August 2004, S&P lowered our long-term credit rating to BB+ and lowered our short-term credit and commercial paper rating to B. The rating actions by Moody's and S&P triggered a 100 basis point interest rate step-up on approximately $6.5 billion in notional amount of debt net of foreign currency hedge offsets. This step-up is effective for interest payment periods that will begin after November 2004, resulting in an expected increase in interest expense of approximately $10 million in 2004 and $70 million in 2005.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or l5d-15 or otherwise that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Refer to Part 1, Footnote 10, "Commitments and Contingencies" for discussion of certain legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table contains information about our purchases of our equity securities during the second quarter of 2004.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                    MAXIMUM NUMBER
                                                              TOTAL NUMBER OF       (OR APPROXIMATE
                                                             SHARES (OR UNITS)     DOLLAR VALUE) OF
                                                               PURCHASED AS      SHARES OR UNITS THAT
                        TOTAL NUMBER OF     AVERAGE PRICE    PART OF PUBLICLY         MAY YET BE
                       SHARES (OR UNITS)   PAID PER SHARE     ANNOUNCED PLANS     PURCHASED UNDER THE
PERIOD                   PURCHASED(1)         (OR UNIT)         OR PROGRAMS        PLANS OR PROGRAMS
------                 -----------------   ---------------   -----------------   ---------------------
April 1, 2004 to
  April 30, 2004.....        7,799            $18.8087               0                     0
May 1, 2004 to May
  31, 2004...........       13,064            $16.9591               0                     0
June 1, 2004 to June
  30, 2004...........       10,875            $16.7853               0                     0
  Total..............       31,738            $17.3541               0                     0

---------------

(1) Represents restricted stock units redeemed to pay taxes related to the vesting of restricted stock units awarded under employee benefit plans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) The annual meeting of the shareholders of the registrant was held on May 19, 2004.

     (b) Election of Directors

                                                                  VOTES
                                                              --------------
NOMINEE                                                       FOR   WITHHELD
-------                                                       ---   --------
                                                                (MILLIONS)
William F. Aldinger.........................................  600      68
Kenneth T. Derr.............................................  610      57
David W. Dorman.............................................  645      23
M. Kathryn Eickoff..........................................  622      45
Herbert L. Henkel...........................................  648      20
Frank C. Herringer..........................................  600      68
Shirley Ann Jackson.........................................  606      61
Jon C. Madonna..............................................  627      41
Donald F. McHenry...........................................  619      48
Tony L. White...............................................  621      47

     (c) Holders of common shares voted at this meeting on the following matters, which were set forth in the registrant's proxy statement dated March 25, 2004.

          (i) Ratification of Auditors

                                                             FOR      AGAINST   ABSTAIN
                                                           -------    -------   -------
Ratification of the firm of PricewaterhouseCoopers, LLP
  as the independent auditors to audit the registrant's
  financial statements for the year 2004.(*).............      620        37      11
                                                            (94.39)%   (5.61)%

          (ii) Shareholders' Proposals

                                                    FOR      AGAINST   ABSTAIN   NON-VOTE
                                                   ------    -------   -------   --------
AT&T 2004 Long Term Incentive Program(*)........      416       123      12        117
                                                   (77.17)%  (22.83)%
Establish Term Limits For Directors(*)..........       30       508      13        117
                                                    (5.66)%  (94.34)%
Poison Pill Provision(*)........................      358       179      14        117
                                                   (66.65)%  (33.35)%
Separate the Chair and CEO Position(*)..........      138       400      12        117
                                                   (25.65)%  (74.35)%
Executive Compensation(*).......................       48       486      17        117
                                                    (8.95)%  (91.05)%

---------------

(*) Percentages are based on the total common shares voted. Approval of this proposal required a majority of the votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
     NUMBER
    -------
     10(iii)(A)1  AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004,
                  File No. 1-1105)
     10(iii)(A)2  AT&T Senior Officer Severance Plan effective October 9,
                  1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                  1-1105), and as amended, restated and renamed AT&T Senior
                  Officer Separation Plan as of January 1, 2003 including Form of Amendment of Appendix A of AT&T Senior Officer Severance
                  Plan dated as of July 28, 2003 (incorporated by reference to
                  Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
                  File No. 1-1105). AT&T Senior Officer Separation Plan as
                  amended and restated May 19, 2004
     10(iii)(A)3  Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally
     10(iii)(A)4  AT&T Deferred Compensation Plan for Non-Employee Directors,
                  as amended December 15, 1993 (incorporated by reference to
                  Exhibit (10) (iii)(A)6 to Form 10-K for 1993, File No.
                  1-1105). AT&T Corp. Deferred Compensation Plan for
                  Non-Employee Directors as amended May 18, 2004
              12  Computation of Ratio of Earnings to Fixed Charges
            31.1  Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
                  of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    EXHIBIT
     NUMBER
    -------
            31.2  Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
                  of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1  Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002
            32.2  Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

     (b) Reports on Forms 8-K:

     During the second quarter of 2004, the following Forms 8-K were filed and/or furnished: Form 8-K dated April 22, 2004, was filed pursuant to Item 5 (Other Events and Regulation FD disclosure) Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) on April 26, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AT&T CORP.

                                          By:        /s/ C. R. REIDY
                                            ------------------------------------
                                                    Christopher R. Reidy
                                               Vice President and Controller

Date: August 3, 2004

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER
   -------
  10(iii)(A)1  AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004,
               File No. 1-1105)
  10(iii)(A)2  AT&T Senior Officer Severance Plan effective October 9,
               1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
               1-1105), and as amended, restated and renamed AT&T Senior
               Officer Separation Plan as of January 1, 2003 including Form of Amendment of Appendix A of AT&T Senior Officer Severance
               Plan dated as of July 28, 2003 (incorporated by reference to
               Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
               File No. 1-1105). AT&T Senior Officer Separation Plan as
               amended and restated May 19, 2004
  10(iii)(A)3  Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally
  10(iii)(A)4  AT&T Deferred Compensation Plan for Non-Employee Directors,
               as amended December 15, 1993 (incorporated by reference to
               Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No.
               1-1105). AT&T Corp. Deferred Compensation Plan for
               Non-Employee Directors as amended May 18, 2004
           12  Computation of Ratio of Earnings to Fixed Charges
         31.1  Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
               of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2  Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
               of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1  Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002
         32.2  Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002