Form 10-Q
period 2004-09-30
AT&T CORP
filed 2004-11-05
CIK 5907

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     At October 29, 2004, the following shares of stock were outstanding: AT&T common stock -- 795,868,728.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       ----------------------   ----------------------
                                                          2004        2003         2004        2003
                                                       ----------   ---------   ----------   ---------
                                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUE..............................................   $  7,638     $ 8,649     $ 23,264     $26,430
OPERATING EXPENSES
Access and other connection..........................      2,411       2,785        7,530       8,191
Costs of services and products (excludes depreciation
  of $409, $942, $2,280 and $2,848 included below)...      1,783       1,954        5,406       5,923
Selling, general and administrative..................      1,653       1,793        5,160       5,551
Depreciation and amortization........................        647       1,224        3,128       3,607
Asset impairment and net restructuring and other
  charges............................................     12,469          64       12,736         134
                                                        --------     -------     --------     -------
Total operating expenses.............................     18,963       7,820       33,960      23,406
                                                        --------     -------     --------     -------
OPERATING (LOSS) INCOME..............................    (11,325)        829      (10,696)      3,024
Other (expense) income, net..........................        (34)         (7)        (172)         89
Interest (expense)...................................       (192)       (289)        (611)       (917)
                                                        --------     -------     --------     -------
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  INCOME, NET EARNINGS (LOSSES) RELATED TO EQUITY
  INVESTMENTS AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES............................................    (11,551)        533      (11,479)      2,196
Benefit (provision) for income taxes.................      4,402         (72)       4,741        (677)
Minority interest income.............................         --          --            1           1
Net earnings (losses) related to equity
  investments........................................          2          (3)           2           3
                                                        --------     -------     --------     -------
(LOSS) INCOME FROM CONTINUING OPERATIONS.............     (7,147)        458       (6,735)      1,523
Net (loss) from discontinued operations (net of
  income taxes of $0)................................         --         (13)          --         (13)
                                                        --------     -------     --------     -------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES............................................     (7,147)        445       (6,735)      1,510
Cumulative effect of accounting changes (net of
  income taxes of $17 and $(9))......................         --         (27)          --          15
                                                        --------     -------     --------     -------
NET (LOSS) INCOME....................................   $ (7,147)    $   418     $ (6,735)    $ 1,525
                                                        ========     =======     ========     =======
WEIGHTED-AVERAGE SHARES USED TO COMPUTE EARNINGS PER
  SHARE:
Basic................................................        795         789          794         787
Diluted..............................................        795         791          794         788
PER BASIC SHARE:
(Loss) earnings from continuing operations...........   $  (8.99)    $  0.58     $  (8.48)    $  1.94
(Loss) from discontinued operations..................         --       (0.02)          --       (0.02)
Cumulative effect of accounting changes..............         --       (0.03)          --        0.02
                                                        --------     -------     --------     -------
(LOSS) EARNINGS PER BASIC SHARE......................   $  (8.99)    $  0.53     $  (8.48)    $  1.94
                                                        ========     =======     ========     =======
PER DILUTED SHARE:
(Loss) earnings from continuing operations...........   $  (8.99)    $  0.58     $  (8.48)    $  1.93
(Loss) from discontinued operations..................         --       (0.02)          --       (0.01)
Cumulative effect of accounting changes..............         --       (0.03)          --        0.02
                                                        --------     -------     --------     -------
(LOSS) EARNINGS PER DILUTED SHARE....................   $  (8.99)    $  0.53     $  (8.48)    $  1.94
                                                        ========     =======     ========     =======
DIVIDENDS DECLARED PER COMMON SHARE..................   $ 0.2375     $0.2375     $ 0.7125     $0.6125
                                                        ========     =======     ========     =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................    $  2,627        $  4,353
Accounts receivable, less allowances of $589 and $579.......       3,516           4,036
Deferred income taxes.......................................       1,116             715
Other current assets........................................       1,328             744
                                                                --------        --------
TOTAL CURRENT ASSETS........................................       8,587           9,848
Property, plant and equipment, net of accumulated
  depreciation of $1,155 and $34,300........................      11,654          24,376
Goodwill....................................................       4,778           4,801
Other purchased intangible assets, net of accumulated
  amortization of $396 and $320.............................         394             499
Prepaid pension costs.......................................       3,939           3,861
Other assets................................................       2,707           4,603
                                                                --------        --------
TOTAL ASSETS................................................    $ 32,059        $ 47,988
                                                                ========        ========
LIABILITIES
Accounts payable and accrued expenses.......................    $  2,586        $  3,256
Compensation and benefit-related liabilities................       2,215           1,783
Debt maturing within one year...............................       1,582           1,343
Other current liabilities...................................       2,346           2,501
                                                                --------        --------
TOTAL CURRENT LIABILITIES...................................       8,729           8,883
Long-term debt..............................................       8,881          13,066
Long-term compensation and benefit-related liabilities......       3,947           3,528
Deferred income taxes.......................................       1,138           5,395
Other long-term liabilities and deferred credits............       2,929           3,160
                                                                --------        --------
TOTAL LIABILITIES...........................................      25,624          34,032
SHAREOWNERS' EQUITY
Common stock, $1 par value, authorized 2,500,000,000 shares;
  issued and outstanding 795,590,783 shares (net of
  171,983,367 treasury shares) at September 30, 2004 and
  791,911,022 shares (net of 172,179,303 treasury shares) at
  December 31, 2003.........................................         796             792
Additional paid-in capital..................................      27,287          27,722
Accumulated deficit.........................................     (21,446)        (14,707)
Accumulated other comprehensive (loss) income...............        (202)            149
                                                                --------        --------
TOTAL SHAREOWNERS' EQUITY...................................       6,435          13,956
                                                                --------        --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...................    $ 32,059        $ 47,988
                                                                ========        ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
AT&T COMMON STOCK
     Balance at beginning of year...........................  $    792    $    783
     Shares issued under employee plans.....................         2           5
     Other..................................................         2           1
                                                              --------    --------
  Balance at end of period..................................       796         789
                                                              --------    --------
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year...........................    27,722      28,163
     Shares issued, net:
       Under employee plans.................................        57         129
       Other................................................        22          25
     Dividends declared.....................................      (566)       (482)
     Other..................................................        52          20
                                                              --------    --------
  Balance at end of period..................................    27,287      27,855
                                                              --------    --------
ACCUMULATED DEFICIT
     Balance at beginning of year...........................   (14,707)    (16,566)
     Net (loss) income......................................    (6,735)      1,525
     Treasury shares issued at less than cost...............        (4)         (3)
                                                              --------    --------
  Balance at end of period..................................   (21,446)    (15,044)
                                                              --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of year...........................       149         (68)
     Other comprehensive (loss) income......................      (351)          7
                                                              --------    --------
  Balance at end of period..................................      (202)        (61)
                                                              --------    --------
TOTAL SHAREOWNERS' EQUITY...................................  $  6,435    $ 13,539
                                                              ========    ========
SUMMARY OF TOTAL COMPREHENSIVE INCOME:
     (Loss) income before cumulative effect of accounting
      changes...............................................  $ (6,735)   $  1,510
     Cumulative effect of accounting changes................        --          15
                                                              --------    --------
     Net (loss) income......................................    (6,735)      1,525
     Other comprehensive (loss) income......................      (351)          7
                                                              --------    --------
TOTAL COMPREHENSIVE (LOSS) INCOME...........................  $ (7,086)   $  1,532
                                                              ========    ========

AT&T accounts for treasury stock as retired stock. The amounts attributable to treasury stock at September 30, 2004 and December 31, 2003, were $(17,011) and $(17,026) million, respectively.

We have 100 million authorized shares of preferred stock at $1 par value.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net (loss) income...........................................   $(6,735)    $ 1,525
Deduct:
  Loss from discontinued operations -- net of income
     taxes..................................................        --         (13)
  Cumulative effect of accounting change -- net of income
     taxes..................................................        --          15
                                                               -------     -------
(Loss) income from continuing operations....................    (6,735)      1,523
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities:
  Net gains on sales of businesses and investments..........       (16)        (51)
  Loss on early extinguishment of debt......................       301          85
  Asset impairment and net restructuring and other
     charges................................................    12,662          87
  Depreciation and amortization.............................     3,128       3,607
  Provision for uncollectible receivables...................       371         588
  Deferred income taxes.....................................    (4,469)      1,105
  Net pretax earnings related to equity investments.........        (4)        (28)
  Decrease in receivables...................................       178         231
  Decrease in accounts payable and accrued expenses.........      (488)       (428)
  Net change in other operating assets and liabilities......      (839)        443
  Other adjustments, net....................................       (78)        (49)
                                                               -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     4,011       7,113
                                                               -------     -------
INVESTING ACTIVITIES
Capital expenditures and other additions....................    (1,459)     (2,413)
Proceeds from sale or disposal of property, plant and
  equipment.................................................        58         134
Investment distributions and sales..........................        37         120
Net dispositions (acquisitions) of businesses, net of cash
  disposed/acquired.........................................         8        (158)
Decrease (increase) in restricted cash......................         7         (22)
Other investing activities, net.............................         9         (50)
                                                               -------     -------
NET CASH USED IN INVESTING ACTIVITIES.......................    (1,340)     (2,389)
                                                               -------     -------
FINANCING ACTIVITIES
Retirement of long-term debt, including redemption
  premiums..................................................    (3,711)     (4,576)
Decrease in short-term borrowings, net......................      (511)     (1,263)
Issuance of AT&T common shares..............................        45          92
Dividends paid on common stock..............................      (565)       (442)
Other financing activities, net.............................       345         202
                                                               -------     -------
NET CASH USED IN FINANCING ACTIVITIES.......................    (4,397)     (5,987)
                                                               -------     -------
Net decrease in cash and cash equivalents...................   $(1,726)     (1,263)
Cash and cash equivalents at beginning of year..............     4,353       8,014
                                                               -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 2,627     $ 6,751
                                                               =======     =======

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T's Form 10-K for the year ended December 31, 2003, and Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004. We have reclassified certain prior period amounts to conform to our current presentation, including the transfer of our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment.

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

     If AT&T had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January l, 2003, consistent with the provisions of SFAS No. 123, net (loss) income and (loss) earnings per share amounts would have been as follows:

                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                 -----------------------   ----------------------
                                                    2004          2003       2004          2003
                                                 ----------     --------   ---------     --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income..............................   $(7,147)       $ 418      $(6,735)      $1,525
ADD:
  Stock-based employee compensation expense
     included in reported results, net of
     income taxes..............................        22           22           57           56
DEDUCT:
  Total stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of income
     taxes.....................................       (49)         (59)        (145)        (168)
                                                  -------        -----      -------       ------
Pro forma net (loss) income....................   $(7,174)       $ 381      $(6,823)      $1,413
                                                  =======        =====      =======       ======
Basic (loss) earnings per share................   $ (8.99)       $0.53      $ (8.48)      $ 1.94
Pro forma basic (loss) earnings per share......   $ (9.02)       $0.48      $ (8.59)      $ 1.80

Diluted (loss) earnings per share..............   $ (8.99)       $0.53      $ (8.48)      $ 1.94
Pro forma diluted (loss) earnings per share....   $ (9.02)       $0.48      $ (8.59)      $ 1.79

     Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant.

                          AT&T CORP. AND SUBSIDIARIES

     Pro forma (loss) earnings from continuing operations were $(7,174) million and $421 million for the three months ended September 30, 2004 and 2003, respectively, and were $(6,823) million and $1,411 million for the nine months ended September 30, 2004 and 2003, respectively.

     Pro forma (loss) earnings per basic and diluted share from continuing operations were $(9.02) and $0.53 for the three months ended September 30, 2004 and 2003, respectively, and were $(8.59) for the nine months ended September 30, 2004. Pro forma earnings per basic and diluted share from continuing operations for the nine months ended September 30, 2003 were $1.80 and $1.78, respectively.

     For a detailed discussion of significant accounting policies, please refer to AT&T's Form 10-K for the year ended December 31, 2003.

3.  SUPPLEMENTARY FINANCIAL INFORMATION

  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                             AT&T       AT&T
                                                           BUSINESS   CONSUMER   TOTAL
                                                           SERVICES   SERVICES    AT&T
                                                           --------   --------   ------
                                                              (DOLLARS IN MILLIONS)
Goodwill:
Balance at January 1, 2004...............................   $4,731      $70      $4,801
Translation adjustment...................................      (20)      --         (20)
Other....................................................       (3)      --          (3)
                                                            ------      ---      ------
Balance at September 30, 2004............................   $4,708      $70      $4,778
                                                            ======      ===      ======

                                                           CARRYING   ACCUMULATED
                                                            AMOUNT    AMORTIZATION   NET
                                                           --------   ------------   ----
                                                               (DOLLARS IN MILLIONS)
Amortizable Other Purchased Intangible Assets:
Customer lists and relationships.........................    $548         $162       $386
Other....................................................     271          158        113
                                                             ----         ----       ----
Balance at December 31, 2003.............................    $819         $320       $499
                                                             ====         ====       ====
Customer lists and relationships.........................    $519         $208       $311
Other....................................................     271          188         83
                                                             ----         ----       ----
Balance at September 30, 2004............................    $790         $396       $394
                                                             ====         ====       ====

     Amortization expense associated with purchased intangible assets for the three and nine months ended September 30, 2004, was $28 million and $89 million, respectively, and for the three and nine months ended September 30, 2003, was $19 million and $52 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2004, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008.

     During the third quarter of 2004, we recorded a $15 million impairment charge relating to other purchased intangible assets (customer lists and relationships) (see note 5).

                          AT&T CORP. AND SUBSIDIARIES

  Other Current Assets:

     Recorded within other current assets as of September 30, 2004, was restricted cash of $493 million relating to private debt that matures in February 2005. This asset had a balance of $499 million at December 31, 2003, and was recorded in other assets.

  SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                      NET FOREIGN   NET REVALUATION      NET       ACCUMULATED
                                       CURRENCY       OF CERTAIN       MINIMUM        OTHER
                                      TRANSLATION      FINANCIAL       PENSION    COMPREHENSIVE
                                      ADJUSTMENT      INSTRUMENTS     LIABILITY      INCOME
                                      -----------   ---------------   ---------   -------------
                                                        (DOLLARS IN MILLIONS)
Accumulated other comprehensive
  income (loss):
Balance at January 1, 2004..........     $200            $ 25           $ (76)        $ 149
Change..............................      (17)            (13)           (321)         (351)
                                         ----            ----           -----         -----
Balance at September 30, 2004.......     $183            $ 12           $(397)        $(202)
                                         ====            ====           =====         =====

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2004         2003
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Other comprehensive income (loss):
Net foreign currency translation adjustment [net of income
  taxes of $11 and $(59)]...................................   $ (17)       $  97
Net revaluation of certain financial instruments:
  Unrealized gains (losses) [net of income taxes of $(7) and
     $(66)].................................................      11          107
  Recognition of previously unrealized (gains) losses [net
     of income taxes of $15 and $118](1)....................     (24)        (191)
Net minimum pension liability adjustment [net of income
  taxes of $173 and $3].....................................    (321)          (6)
                                                               -----        -----
Total other comprehensive (loss) income.....................   $(351)       $   7
                                                               =====        =====

---------------

(1) See below for a summary of recognition of previously unrealized (gains) losses on available-for-sale securities.

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------
                                                          2004                   2003
                                                  --------------------   --------------------
                                                  PRETAX   AFTER-TAXES   PRETAX   AFTER-TAXES
                                                  ------   -----------   ------   -----------
Summary of Recognition of Previously Unrealized
  (Gains) Losses:
Other income/expense, net:
  Sale/exchange of various securities...........   $(12)      $ (7)      $(209)      $(129)
  Other financial instrument activity...........    (27)       (17)       (100)        (62)
                                                   ----       ----       -----       -----
Total recognition of previously unrealized
  (gains) losses................................   $(39)      $(24)      $(309)      $(191)
                                                   ====       ====       =====       =====

                          AT&T CORP. AND SUBSIDIARIES

  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

  ACCESS AND OTHER CONNECTION EXPENSES

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

  FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 46 (FIN 46), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES -- AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51"

     Effective July 1, 2003, AT&T early adopted FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on the new standard, two entities that AT&T leased buildings from qualified as VIEs and, therefore, became subject to consolidation as of July 1, 2003. AT&T had no ownership interest in either entity, but provided guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. Upon adoption, FIN 46 added approximately $433 million of assets (included in property, plant and equipment of AT&T Business Services and Corporate and Other group) and $477 million of liabilities (included in short-term debt) to our consolidated balance sheet and resulted in a charge of $27 million after taxes ($44 million pretax) as the cumulative effect of an accounting change in the third quarter of 2003. In November 2003, AT&T exercised its purchase option on certain of these leased buildings and thus repaid the associated debt.

4.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     Basic (loss) earnings per common share (EPS) is computed by dividing (loss) income attributable to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by AT&T to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Potentially dilutive securities for all periods presented were stock options and restricted stock units. Since AT&T recorded a loss from continuing operations for the three and nine months ended September 30, 2004, diluted loss per share is the same as basic loss per share, as any potentially dilutive securities would be antidilutive to continuing operations. No adjustments were made to income for the computation of diluted EPS in 2003.

5.  ASSET IMPAIRMENT AND NET RESTRUCTURING AND OTHER CHARGES

     Asset impairment and net restructuring and other charges of $12,469 million for the three months ended September 30, 2004, were comprised of $11,389 million of asset impairment charges and $1,080 million of net business restructuring and other obligations.

                          AT&T CORP. AND SUBSIDIARIES

     In July 2004, we announced a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. As a result of this strategic change, we performed an evaluation of our long-lived assets, including property, plant and equipment (PP&E) and internal-use software (IUS) (the asset group) as of July 1, 2004, as this strategic change created a "triggering event" necessitating such a review. In assessing impairments for long-lived assets we follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the entity level, as this is the lowest level for which identifiable cash flows are available.

     In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11,389 million represented the difference between the fair values of the asset group and its carrying values and are included within asset impairment and net restructuring and other charges in the consolidated statements of operations. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.

     AT&T Business Services recorded impairment charges of $11,330 million resulting in reductions to PP&E of $11,023 million, IUS of $287 million, other purchased intangibles of $15 million and other long-lived assets of $5 million. AT&T Consumer Services recorded impairment charges of $59 million resulting in reductions to PP&E of $11 million and IUS of $48 million. As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross PP&E and IUS and the write-off of accumulated depreciation and accumulated amortization.

     We calculated the fair value of our asset group using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenue, expenses and cash flows projections through 2012. The time horizon was determined based on the estimated remaining useful life of the primary assets in the asset group; the primary assets are those from which the most significant cash flows are generated, principally consisting of the transport central office equipment. Pursuant to SFAS No. 144, the forecasts were developed without contemplation of investments in new products. The 10% discount rate utilized was determined using a weighted average cost of capital (debt and equity) and was more heavily weighted towards debt given that the asset group, which primarily consists of tangible assets, can be financed with a larger proportion of debt. When allocating the impairment to the asset categories, market values were utilized, to the extent determinable, to ensure that no asset category was impaired below its fair value.

     The strategic change in business focus also created a "triggering event" for a review of our goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" for determining impairments. SFAS No. 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.

     The goodwill impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. Our reporting units are AT&T Business Services and AT&T Consumer Services. We estimated fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilized estimated long-term revenue and cash flows forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses (or guideline companies). We

                          AT&T CORP. AND SUBSIDIARIES
then compared the carrying value of our reporting units to their fair value. Since the fair value of our reporting units exceeded their carrying amounts, no goodwill impairment charge was recorded.

     The net business restructuring activities of $1,080 million for the third quarter of 2004 consisted of $1,043 million for employee separations (of which $339 million related to benefit plan curtailment costs) and $37 million of facility closing obligations.

     This exit plan will impact approximately 11,200 employees (the majority of which will be involuntary) across the company. This activity resulted from the continued integration and automation of various functions within network operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Approximately 60 percent of the employees impacted by this exit plan are managers.

     Facility closing reserves of $37 million for the three months ended September 30, 2004, are primarily associated with the continued consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

     Asset impairment and net restructuring and other charges of $12,736 million for the nine months ended September 30, 2004, were comprised of $11,511 million of asset impairments and $1,225 million in net business restructuring and other obligations.

     The asset impairment charges of $11,511 million primarily reflect the third quarter asset impairments of $11,389 million as discussed above. In addition, we recorded real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, an impairment charge was recorded within the Corporate and Other group to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sales of these properties have been completed.

     The net restructuring obligations of $1,225 million for the nine months ended September 30, 2004, were primarily comprised of $1,147 million of net employee separations (of which $339 million related to benefit plan curtailment costs) and $78 million of facility closing obligations. These exit plans will impact approximately 12,600 employees (the majority of which will be involuntary) across the company. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Nearly one-half of the employees impacted by these exit plans are managers. About 13% of the affected employees had left their positions as of September 30, 2004. We anticipate about two-thirds of the affected employees will be notified or will leave their positions by the end of 2004, with the remaining employees to be notified during 2005 and anticipated to exit our business by the end of 2005.

     The facility closing reserves of $78 million for the nine months ended September 30, 2004, are primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

                          AT&T CORP. AND SUBSIDIARIES

     The following table displays the activity and balances of the restructuring reserve account:

                                                                 TYPE OF COST
                                                    --------------------------------------
                                                     EMPLOYEE     FACILITY
                                                    SEPARATIONS   CLOSINGS   OTHER   TOTAL
                                                    -----------   --------   -----   -----
                                                            (DOLLARS IN MILLIONS)
Balance at January 1, 2004........................     $ 156        $205     $  2    $ 363
  Additions.......................................       808          78       --      886
  Deductions......................................      (209)        (70)      --     (279)
                                                       -----        ----     -----   -----
Balance at September 30, 2004.....................     $ 755        $213     $  2    $ 970
                                                       =====        ====     =====   =====

     Deductions primarily reflected total cash payments of $249 million. These cash payments include cash termination benefits of $202 million and $47 million of facility closing reserve payments, which were funded primarily through cash from operations. Deductions also included a $26 million non-cash utilization of facility closing reserves. Such activity is reflective of the assignment of certain lease obligations associated with vacated facilities to third parties.

     Asset impairment and net restructuring and other charges for the three and nine months ended September 30, 2003, were $64 million and $134 million, respectively. The charges in both periods primarily reflected separation costs associated with our management realignment efforts. Partially offsetting these activities was the reversal of $11 million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate.

6.  DISCONTINUED OPERATIONS

     Net (loss) from discontinued operations for the three and nine months ended September 30, 2003, reflected an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corporation (NCR), which was spun-off from AT&T in 1996. NCR has been formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, AT&T is required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in the third quarter of 2003, AT&T recorded its estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both, a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, AT&T's actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. AT&T is liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

7.  DEBT OBLIGATIONS

  LONG-TERM DEBT

     During the third quarter of 2004, we completed the early retirement of $326 million of our outstanding U.S. dollar denominated long-term debt, which was comprised of $141 million of 6.0% Notes maturing in

                          AT&T CORP. AND SUBSIDIARIES

March 2009, $87 million of 7.75% Notes maturing in March 2007, $84 million of 7.5% Notes maturing in June 2006 and $14 million of other notes with maturities in 2005 and 2006. These notes were repurchased with cash and resulted in a loss of $20 million recorded in other (expense) income, net.

     In addition, during the third quarter of 2004, we completed the early retirement of $93 million of outstanding $836 million 6.0% Euro Notes due November 2006, which carried an interest rate of 6.75% at the time of retirement. The notes were repurchased with cash and resulted in a loss of $7 million recorded in other (expense) income, net. The carrying value of these notes was $129 million, including $36 million in associated foreign currency mark-to-market adjustments, which were hedged.

     In the first quarter of 2004, we completed the early retirement of $1.2 billion of $1.5 billion outstanding U.S. dollar denominated 6.5% Notes maturing in November 2006, which carried an interest rate of 7.25% at the time of retirement. The notes were repurchased with cash and resulted in a loss of $157 million recorded in other (expense) income, net.

     In addition, during the first quarter of 2004, we completed the early retirement of $928 million of outstanding $1.8 billion 6.0% Euro Notes due November 2006, which carried an interest rate of 6.75% at the time of retirement. The notes were repurchased with cash and resulted in a net loss of $117 million recorded in other (expense) income, net. The carrying value of these notes was $1.3 billion, including $0.4 billion in associated foreign currency mark-to-market adjustments, which were hedged.

     In July 2004, Moody's Investors Service (Moody's) and Fitch Ratings lowered our long-term credit ratings to Ba1 and BB+, respectively, and lowered our short-term credit and commercial paper ratings to NP (not prime) and B, respectively. In August 2004, Standard & Poor's (S&P) lowered our long-term credit rating to BB+ and lowered our short-term credit and commercial paper rating to B. The rating actions by Moody's and S&P triggered a 100 basis point interest rate step-up on approximately $6.5 billion in notional amount of debt net of foreign currency hedge offsets (current carrying value of $6.8 billion). This step-up is effective for interest payment periods that will begin in November 2004, resulting in an expected increase in interest expense of approximately $10 million in 2004 and $68 million in 2005.

8.  FINANCIAL INSTRUMENTS

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

  GUARANTEES

     AT&T provided a guarantee of an obligation that AT&T Wireless Services, Inc. (AT&T Wireless) has to NTT DoCoMo. Under this guarantee, AT&T would have been secondarily liable for up to $3.65 billion, plus accrued interest, in the event AT&T Wireless was unable to satisfy its entire obligation to NTT DoCoMo. AT&T's guarantee expired on June 30, 2004, in accordance with the terms of the original agreement.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to LIBOR (London Inter-Bank Offered Rate). The notional amount of our fixed-rate to floating-rate swaps was $750 million as of September 30, 2004, a decline

                          AT&T CORP. AND SUBSIDIARIES
of $250 million from December 31, 2003. This decline reflects the unwind of $250 million notional amount of fixed-to-floating interest rate swaps, which were designated as fair value hedges, in conjunction with the early retirement of $1.2 billion of long-term notes in March 2004 (see note 7). The weighted-average receive rate and pay rate for the outstanding fixed-to-floating interest rate swaps as of September 30, 2004, was 4.83% and 3.71%, respectively. The notional amount of our floating-rate to fixed-rate swaps declined from $190 million as of December 31, 2003 to $108 million as of September 30, 2004, as a result of the maturity of a floating-rate to fixed-rate swap with a notional amount of $82 million during the third quarter of 2004. The weighted-average receive rate and pay rate for the outstanding floating-rate to fixed-rate swaps as of September 30, 2004, was 1.75% and 8.26%, respectively.

     In addition, we have combined interest rate, foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of September 30, 2004, the notional amount and fair value of these contracts was $1.5 billion and $0.5 billion, respectively, compared with $2.5 billion and $1.0 billion, respectively, at December 31, 2003. The decreases in the notional amount and fair value of these agreements were primarily related to $1.0 billion notional amount of combined interest rate foreign currency swap contracts, designated as cash flow hedges, which were unwound during 2004 in connection with the early retirement of long-term Euro notes during the first and third quarters of 2004 (see note 7). As a result of this unwind, we recognized $12 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other (expense) income, net. In addition, we returned $91 million of cash collateral that we held at December 31, 2003, in connection with the unwind of these combined interest rate swap agreements.

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. As of September 30, 2004, the notional amount outstanding on these contracts was $0.8 billion, compared with $1.1 billion as of December 31, 2003. The decrease in the notional amount was primarily attributable to a decrease in our forward contract portfolio due to contract expirations.

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity options and equity swap contracts, which are undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. The notional amount relating to these contracts was $28 million as of September 30, 2004, compared with $91 million as of December 31, 2003. The decrease in the notional amount was primarily related to swaps on 1.8 million Comcast Corporation (Comcast) shares, which expired during 2004.

  DEBT SECURITIES

     As of September 30, 2004, the carrying value of our long-term debt (including currently maturing long-term debt), excluding capital leases, was $10.0 billion, compared with $13.4 billion at December 31, 2003. The market value associated with this debt was $10.7 billion and $14.8 billion as of September 30, 2004 and December 31, 2003, respectively. The decreases in the carrying value and fair value of debt were primarily attributed to early debt repurchases and scheduled repayments made in the first nine months of 2004. The carrying value of debt with an original maturity of less than one year approximates market value. The fair value of long-term debt was obtained based on quotes for these securities.

                          AT&T CORP. AND SUBSIDIARIES

9.  PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

     We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.

     The following table shows the components of net periodic benefit (credit) costs for our U.S. plans:

                                 PENSION      POSTRETIREMENT         PENSION        POSTRETIREMENT
                                BENEFITS         BENEFITS           BENEFITS           BENEFITS
                              -------------   ---------------   -----------------   ---------------
                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30,                       SEPTEMBER 30,
                              -------------------------------   -----------------------------------
                              2004    2003     2004     2003     2004      2003      2004     2003
                              -----   -----   ------   ------   -------   -------   ------   ------
                                                      (DOLLARS IN MILLIONS)
Service cost -- benefits
  earned during the
  period....................  $  55   $  50    $  6     $  6    $   165   $   164   $  18    $  19
Interest cost on benefit
  obligations...............    231     236      89      100        691       706     268      266
Amortization of unrecognized
  prior service cost........     32      33      13       10         97       109      39       29
Credit for expected return
  on plan assets............   (359)   (365)    (45)     (41)    (1,078)   (1,084)   (133)    (110)
Amortization of losses......      1       1      25       22          3         3      75       59
Charges for special
  termination benefits*.....     --      --      --        4         --        --      --        4
Net curtailment loss*.......    220      --     119       --        220         9     119       --
Net settlement loss.........     --       7      --       --         --         7      --       --
                              -----   -----    ----     ----    -------   -------   -----    -----
Net periodic benefit
  (credit) cost.............  $ 180   $ (38)   $207     $101    $    98   $   (86)  $ 386    $ 267
                              =====   =====    ====     ====    =======   =======   =====    =====

---------------

* Included in asset impairment and net restructuring and other charges.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor postretirement health care plans that provide prescription drug benefits. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

     We adopted FSP No. FAS 106-2 effective July 1, 2004, and have elected a prospective application, which required the remeasurement of our postretirement plan assets and accumulated postretirement benefit obligation (APBO) as of July 1, 2004. However, federal regulations for determining actuarial equivalence have not yet been issued in final form, which impacts our ability to recognize the full adoption effects of the Act. Despite the lack of final federal regulations, we believe that the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants would be deemed to be actuarially equivalent to Medicare Part D benefits based on the benefits provided under the plan. The subsidy-related reduction in the APBO related to the adoption for this group was $161 million, which will be amortized to income over time as

                          AT&T CORP. AND SUBSIDIARIES
an actuarial gain. During the third quarter, the amortization of the actuarial gain as well as a reduction of interest cost resulted in a reduction to net periodic postretirement benefit cost (recorded within SG&A and costs of services and products) of approximately $6 million. As we are unable to determine if the prescription drug benefits provided to the remaining portion of the plan participants are actuarially equivalent to Medicare Part D benefits until a firm definition of actuarial equivalence is issued, we have not recorded any impact of the Act for this group.

     In connection with the restructuring charges taken in the third quarter 2004 associated with employee separations (see note 5), we recorded pension and postretirement benefit curtailment losses of $339 million. As a result of the plan curtailments, our pension and postretirement plans were remeasured at September 30, 2004. The discount rate used was reduced from 6.0% at December 31, 2003 to 5.75%, while the rate of compensation increase and the health care cost trend rate remained at 4.0% and 10.2%, respectively, for the purposes of determining the benefit obligations at remeasurement.

     While our occupational pension has net assets of $2.6 billion, and therefore is overfunded, our U.S. management pension plan and nonqualified pension plan had a total unfunded accumulated benefit obligation of $1.4 billion as of September 30, 2004. Due to the under-funded status of these plans and as a result of the remeasurement in September 30, 2004, we recorded an additional minimum pension liability of $394 million. The offset to this liability was a reduction of the intangible pension asset of $100 million and a pretax charge to other comprehensive (loss) income of $494 million ($321 million after taxes).

10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to disputes with other carriers, environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2004. However, if these matters are adversely settled, such amounts could be material to our consolidated financial statements.

     We have been named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey on behalf of persons who purchased shares of AT&T common stock from October 25, 1999 through May 1, 2000. These lawsuits allege, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The trial commenced in October 2004 and as a result of recent negotiations, we settled the claim for $100 million, subject to final court approval. Under terms of a separation agreement between AT&T and its former broadband subsidiary, which was spun off to Comcast in 2002, the settlement will be shared equally between the two parties. Accordingly, we recognized our proportionate share of the settlement of $50 million in the third quarter of 2004. In addition, we recorded a $50 million receivable from Comcast for its proportionate share. AT&T intends to seek reimbursement from its insurers for the amounts to be paid. While we deny any wrongdoing and remain confident that we would have been vindicated at the end of the trial, given the size of the claims compared to the relatively low amount of the settlement, the inherent risk and uncertainty of legal proceedings, and the very substantial expense of those proceedings, this settlement was the prudent course for the company.

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

                          AT&T CORP. AND SUBSIDIARIES

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

     Another petition that is pending before the FCC relates to enhanced prepaid card service. Because of the nature of our enhanced prepaid card service (consisting first of a call to our prepaid card platform where the customer interacts with advertising content and then a second call from the platform to the called party), we pay access charges on the call to the enhanced prepaid card platform and on the call from the enhanced prepaid card platform based on the jurisdiction of each call. This does not impact the amount of access charges we pay on enhanced prepaid card calls when the persons communicating are in different states from each other and from the enhanced platform, but generally results in lower access charges when the persons are both in the same state and the enhanced platform is in a different state. In addition, because our prepaid card calls are offered as an enhanced service, we do not make Universal Service Fund (USF) contributions on revenue derived from these calls. Given that we cannot predict with certainty how the FCC will rule on our petition, and the FCC's recent decision to decline to address issues of retroactivity in the case of phone-to-phone IP, it should be noted that the current classification of AT&T's enhanced prepaid card service has generated approximately $340 million in access savings since the third quarter of 2002, and approximately $160 million in USF contribution savings since the beginning of 1999, compared with the cost that would have been incurred by a basic prepaid card offering. Since these savings have permitted us to sell prepaid cards to consumers and distributors at prices below what otherwise would have been possible, an adverse ruling by the FCC on the prepaid card petition would therefore increase the future cost of providing prepaid cards and may materially adversely affect future sales of prepaid cards, as well as potentially exposing us to retroactive liability, penalties and interest.

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

     AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. These sales are recorded by AT&T Business Services as contra-expense.

  REVENUE

                                              FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              ---------------------     -------------------
                                                2004         2003        2004        2003
                                              --------     --------     -------     -------
                                                          (DOLLARS IN MILLIONS)
AT&T Business Services
     Long distance voice services...........   $2,364       $2,820      $ 7,363     $ 8,698
     Local voice services...................      390          379        1,183       1,098
                                               ------       ------      -------     -------
  Total voice services......................    2,754        3,199        8,546       9,796
     Data services..........................    1,693        1,875        5,098       5,774
     IP&E services..........................      587          550        1,705       1,548
                                               ------       ------      -------     -------
  Total data and IP&E services(1)...........    2,280        2,425        6,803       7,322
  Outsourcing, professional and other
     services...............................      611          677        1,779       2,070
                                               ------       ------      -------     -------
Total AT&T Business Services................    5,645        6,301       17,128      19,188
AT&T Consumer Services
  Stand-alone long distance voice and other
     services...............................    1,256        1,813        4,045       5,797
  Bundled services..........................      724          521        2,053       1,405
                                               ------       ------      -------     -------
Total AT&T Consumer Services................    1,980        2,334        6,098       7,202
                                               ------       ------      -------     -------
  Total reportable segments.................    7,625        8,635       23,226      26,390
                                               ------       ------      -------     -------
Corporate and Other.........................       13           14           38          40
                                               ------       ------      -------     -------
Total revenue...............................   $7,638       $8,649      $23,264     $26,430
                                               ======       ======      =======     =======

---------------

(1) Prior to June 30, 2004, data services revenue included all international managed services. Effective June 30, 2004, international managed services revenue was divided into data services and IP&E services, consistent with the classifications of domestic managed services. As a result, data services revenue and IP&E services revenue for prior periods have been restated to reflect this reclassification. Such reclassification had no impact on total data and IP&E services revenue, or total revenue. Adjusted for this

                          AT&T CORP. AND SUBSIDIARIES
    reclassification, data services revenue for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003, was $1,715 million, $1,846 million and $1,956 million, respectively; and IP&E services revenue for the same periods was $553 million, $554 million and $489 million, respectively.

  RECONCILIATION OF OPERATING (LOSS) INCOME TO (LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST INCOME, NET EARNINGS (LOSSES) RELATED TO EQUITY INVESTMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

                                                 FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 --------------------   -------------------
                                                    2004       2003       2004       2003
                                                 ----------   -------   ---------   -------
                                                           (DOLLARS IN MILLIONS)
AT&T Business Services.........................   $(11,095)    $ 413    $(10,860)   $1,613
AT&T Consumer Services.........................        281       503         892     1,621
                                                  --------     -----    --------    ------
  Total reportable segments....................    (10,814)      916      (9,968)    3,234
Corporate and Other............................       (511)      (87)       (728)     (210)
                                                  --------     -----    --------    ------
Operating (loss) income........................    (11,325)      829     (10,696)    3,024
Other (expense) income, net....................        (34)       (7)       (172)       89
Interest (expense).............................       (192)     (289)       (611)     (917)
                                                  --------     -----    --------    ------
(Loss) income before income taxes, minority
  interest income, net earnings (losses)
  related to equity investments and cumulative
  effect of accounting changes.................   $(11,551)    $ 533    $(11,479)   $2,196
                                                  ========     =====    ========    ======

  ASSETS

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
AT&T Business Services......................................     $20,813        $34,202
AT&T Consumer Services......................................         777          1,062
                                                                 -------        -------
  Total reportable segments.................................      21,590         35,264
Corporate and Other*........................................      10,469         12,724
                                                                 -------        -------
Total assets................................................     $32,059        $47,988
                                                                 =======        =======

---------------

* Includes cash of $2.2 billion at September 30, 2004, and $4.0 billion at December 31, 2003.

                          AT&T CORP. AND SUBSIDIARIES

  CAPITAL ADDITIONS

                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                             --------------------      --------------------
                                              2004         2003         2004         2003
                                             ------      --------      -------      -------
                                                         (DOLLARS IN MILLIONS)
AT&T Business Services.....................   $391        $  995       $1,324       $2,396
AT&T Consumer Services.....................      9            14           37           55
                                              ----        ------       ------       ------
  Total reportable segments................    400         1,009        1,361        2,451
Corporate and Other........................      6           198           10          210
                                              ----        ------       ------       ------
Total capital additions....................   $406        $1,207       $1,371       $2,661
                                              ====        ======       ======       ======

  GEOGRAPHIC INFORMATION

                                              FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              ---------------------     -------------------
                                                2004         2003        2004        2003
                                              --------     --------     -------     -------
                                                          (DOLLARS IN MILLIONS)
Revenue(1)
United States(2)............................   $7,227       $8,258      $22,078     $25,267
International...............................      411          391        1,186       1,163
                                               ------       ------      -------     -------
Total revenue...............................   $7,638       $8,649      $23,264     $26,430
                                               ======       ======      =======     =======

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Long-Lived Assets(3)
United States(2)............................................     $15,173        $27,758
International...............................................       1,653          1,918
                                                                 -------        -------
Total long-lived assets.....................................     $16,826        $29,676
                                                                 =======        =======

---------------

(1) Revenue is reported in the geographic area in which it originates.

(2) Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3) Long-lived assets include property, plant and equipment, net; goodwill and other purchased intangibles, net.

     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

12.  SUBSEQUENT EVENTS

     On October 6, 2004, we entered into a $1.0 billion syndicated 364-day credit facility led by J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC that replaced our existing $2.0 billion facility.

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

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and financial condition as of September 30, 2004 and December 31, 2003.

OVERVIEW

     AT&T Corp. (AT&T) is among the world's communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, data and Internet communications services.

     Our operating environment in 2004 remains competitive and challenging. During the first nine months of 2004, we continued to see the effects of industry oversupply and the associated impacts on pricing behavior in the business marketplace. Competitive pricing continued to drive down the average price per minute in both the retail and wholesale long distance voice businesses. This, coupled with a continued mix shift from higher priced retail minutes to lower priced wholesale minutes, will persist in pressuring AT&T Business Services revenue and margin performance. Similarly, data services revenue continues to be negatively impacted by competitive pricing pressure and weak demand.

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

     However, recent changes in regulatory policy governing local service have forced us to reassess the way we do business. As a result, in July 2004, we announced a strategic change in our business focus away from traditional consumer services such as wireline residential services, and we will no longer be investing to acquire new residential local and stand-alone long distance customers. We plan to concentrate our investments going forward on business markets and emerging technologies. As a result of this change, we performed an evaluation of our long-lived assets. Reflective of sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, it was determined that an impairment charge of $11.4 billion was necessary in the third quarter of 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

  REVENUE

                                              FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              ---------------------     -------------------
                                                2004         2003        2004        2003
                                              --------     --------     -------     -------
                                                          (DOLLARS IN MILLIONS)
AT&T Business Services......................   $5,645       $6,301      $17,128     $19,188
AT&T Consumer Services......................    1,980        2,334        6,098       7,202
Corporate and Other.........................       13           14           38          40
                                               ------       ------      -------     -------
Total revenue...............................   $7,638       $8,649      $23,264     $26,430
                                               ======       ======      =======     =======

     Total REVENUE decreased $1.0 billion, or 11.7%, in the third quarter of 2004, and decreased $3.2 billion, or 12.0%, in the nine months ended September 30, 2004, compared with the same periods in 2003. The decreases were primarily driven by continued declines in stand-alone long distance voice revenue of approximately $1.0 billion in the third quarter of 2004, and $3.0 billion in the nine months ended September 30, 2004, compared with the same periods in 2003. These declines are reflective of increased competition, which has led to lower prices and loss of market share, a decline in business retail volumes, the impact of substitution, and consumer migration to lower priced products and calling plans. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) decreased approximately 6% for the third quarter of 2004 and approximately 4% for the nine months ended September 30, 2004, compared with the respective periods in 2003, primarily due to declines in business retail and consumer long distance volumes, partially offset by growth in lower-priced business wholesale. Also contributing to the revenue decline was lower data services revenue of $0.2 billion in the third quarter of 2004, and $0.7 billion in the nine months ended September 30, 2004, compared with the respective periods in 2003, primarily driven by competition, which has led to declining prices and customer losses primarily in bandwidth and packet services, as well as weak demand, primarily in bandwidth services.

     Partially offsetting the declines in stand-alone long distance voice and data revenue was an increase in bundled services revenue (primarily local and long distance voice) at AT&T Consumer Services of $0.2 billion in the third quarter of 2004, and $0.6 billion in the nine months ended September 30, 2004, compared with the same periods in 2003, resulting from continued subscriber growth.

     Revenue by segment is discussed in greater detail in the Segment Results section.

  OPERATING EXPENSES

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                   2004        2003       2004        2003
                                                ----------   --------   ---------   --------
                                                           (DOLLARS IN MILLIONS)
Access and other connection...................   $  2,411     $2,785    $  7,530    $ 8,191
Costs of services and products................      1,783      1,954       5,406      5,923
Selling, general and administrative...........      1,653      1,793       5,160      5,551
Depreciation and amortization.................        647      1,224       3,128      3,607
Asset impairment and net restructuring and
  other charges...............................     12,469         64      12,736        134
                                                 --------     ------    --------    -------
Total operating expenses......................   $ 18,963     $7,820    $ 33,960    $23,406
                                                 ========     ======    ========    =======
Operating (loss) income.......................   $(11,325)    $  829    $(10,696)   $ 3,024
Operating margin..............................     (148.3)%      9.6%      (46.0)%     11.4%

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

     Access and other connection expenses decreased $0.4 billion, or 13.5%, in the third quarter of 2004 and declined $0.7 billion, or 8.1%, for the nine months ended September 30, 2004, compared with the same periods of 2003. Domestic access charges for the third quarter and year-to-date period of 2003 included a $0.1 billion access expense adjustment to reflect the proper estimate of liability relating to access costs incurred in 2001 and 2002 (see note 3 to the consolidated financial statements). Excluding this adjustment, domestic access charges declined $0.3 billion for the third quarter, primarily due to lower volumes, lower Universal Service Fund contributions resulting from the decline in long distance revenue, and changes in product mix (including whether calls are interstate versus intrastate). Also contributing to the quarterly decline were lower rates, including the impact of settlements, resulting in part from a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as from rate negotiations and more efficient network usage. Excluding the third quarter 2003 access expense adjustment, domestic access charges declined $0.8 billion for the year-to-date period, primarily due to lower Universal Service Fund contributions, changes in product mix, lower rates, as well as reduced volumes. The year-to-date declines in domestic access charges were partially offset by increased local connectivity costs of $0.2 billion, primarily as a result of subscriber increases due to new state entries and increased penetration into existing states.

     COSTS OF SERVICES AND PRODUCTS include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.

     Costs of services and products decreased $0.2 billion, or 8.7%, in the third quarter of 2004 and declined $0.5 billion, or 8.7%, in the nine months ended September 30, 2004, compared with the comparable prior year periods. The declines were primarily driven by the overall impact of lower revenue and related costs, including cost cutting initiatives. Also contributing to the decline was a lower provision for uncollectible receivables resulting from improved collections and lower revenue. Partially offsetting these declines was the impact of a weak U.S. dollar.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased $0.1 billion, or 7.7%, in the third quarter of 2004 and declined $0.4 billion, or 7.0%, in the nine months ended September 30, 2004, compared with the comparable prior year periods. These declines were primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers. Cost control efforts included headcount reductions as well as continued process improvements. The quarterly decline also reflected the impact of lower marketing and customer acquisition spending as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services, somewhat offset by increased advertising and marketing spending on new initiatives, primarily on our Voice over Internet Protocol (VoIP) offering. The declines in both periods were partially offset by a $50 million legal accrual recorded in the third quarter of 2004, associated with the settlement of the AT&T shareholder class action lawsuit (see note 10 to the consolidated financial statements).

     DEPRECIATION AND AMORTIZATION EXPENSES decreased $0.6 billion, or 47.2%, in the third quarter of 2004 and declined $0.5 billion, or 13.3%, in the nine months ended September 30, 2004, compared with same periods in 2003. These decreases were primarily attributable to asset impairment charges of $11.4 billion taken in the third quarter of 2004, which decreased depreciation and amortization expense by approximately $0.5 billion. We expect that depreciation and amortization expense will be similarly impacted in the fourth quarter of 2004. Capital expenditures were $0.4 billion and $1.2 billion for the three months ended September 30, 2004 and 2003, respectively, and were $1.4 billion and $2.7 billion for the nine months ended September 30, 2004 and 2003, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of Internet protocol and enhanced (IP&E) services and data services, both of which include managed services.

     In the third quarter of 2004, ASSET IMPAIRMENT AND NET RESTRUCTURING AND OTHER CHARGES of $12,469 million were comprised of $11,389 million of asset impairment charges and $1,080 million of net business restructuring and other charges. Charges in the amount of $11,859 million were recorded in AT&T Business Services, $188 million in AT&T Consumer Services and $422 million in the Corporate and Other group.

     In July 2004, we announced a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. As a result of this strategic change, we performed an evaluation of our long-lived assets, including property, plant and equipment (PP&E) and internal-use software (IUS) (the asset group) as of July 1, 2004, as this strategic change created a "triggering event" necessitating such a review. In assessing impairments of long-lived assets we follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the entity level, as this is the lowest level for which identifiable cash flows are available.

     In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11,389 million represented the difference between the fair values of the asset group and its carrying values and are included within asset impairment and net restructuring and other charges in the consolidated statements of operations. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.

     AT&T Business Services recorded impairment charges of $11,330 million resulting in reductions to PP&E of $11,023 million, IUS of $287 million, other purchased intangibles of $15 million and other long-lived assets of $5 million. AT&T Consumer Services recorded impairment charges of $59 million resulting in reductions to PP&E of $11 million and IUS of $48 million.

     We calculated the fair value of our asset group using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenue, expenses and cash flows projections through 2012. The time horizon was determined based on the estimated remaining useful life of the primary assets in the asset group; the primary assets are those from which the most significant cash flows are generated, principally consisting of the transport central office equipment. Pursuant to SFAS No. 144, the forecasts were developed without contemplation of investments in new products. The 10% discount rate utilized was determined, using a weighted average cost of capital (debt and equity) and was more heavily weighted towards debt given that the asset group, which primarily consists of tangible assets, can be financed with a larger proportion of debt. When allocating the impairment to the asset categories, market values were utilized, to the extent determinable, to ensure that no asset category was impaired below its fair value.

     The use of different assumptions within our discounted cash flows model when determining fair value, including the selection of the discount rate, could result in different valuations for our long-lived assets. For every percentage point difference in the discount rate selected, the amount of the impairment would have increased or decreased by approximately $0.4 billion.

     The strategic change in business focus also created a "triggering event" for a review of our goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" for determining impairments. SFAS No. 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.

     The goodwill impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. Our reporting units are AT&T Business Services and AT&T Consumer Services. We estimated fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilized estimated long-term revenue and cash flows forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses (or guideline companies). We then compared the carrying value of our reporting units to their fair value. Since the fair value of our reporting units exceeded their carrying amounts, no goodwill impairment charge was recorded.

     The net business restructuring activities of $1,080 million for the third quarter of 2004 consisted of $1,043 million for employee separations (of which $339 million related to benefit plan curtailment costs) and $37 million of facility closing obligations.

     This exit plan will impact approximately 11,200 employees (the majority of which will be involuntary) across the company. This activity resulted from the continued integration and automation of various functions within network operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Approximately 60 percent of the employees impacted by this exit plan are managers.

     Facility closing reserves of $37 million are primarily associated with the continued consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

     Asset impairment and net restructuring and other charges of $12,736 million for the nine months ended September 30, 2004, were comprised of $11,511 million of asset impairments and $1,225 million in net business restructuring and other obligations. In this period, charges in the amount of $12,002 million were recorded in AT&T Business Services, $189 million in AT&T Consumer Services and $545 million in the Corporate and Other group.

     The asset impairment charges of $11,511 million primarily reflect the third quarter asset impairments of $11,389 million as discussed above. In addition, we recorded real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, an impairment charge was recorded within the Corporate and Other group to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sales of these properties have been completed.

     The net restructuring obligations of $1,225 million for the nine months ended September 30, 2004, were primarily comprised of $1,147 million of net employee separations (of which $339 million related to benefit plan curtailment costs) and $78 million of facility closing obligations. These exit plans will impact approximately 12,600 employees (the majority of which will be involuntary) across the company. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Nearly one-half of the employees impacted by these exit plans are managers. About 13% of the affected employees had left their positions as of September 30, 2004. We anticipate about two-thirds of the affected employees will be notified or will leave their positions by the end of 2004, with the remaining employees to be notified during 2005 and anticipated to exit our business by the end of 2005. These exit plans are not expected to yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charge recorded) in 2004; however, we expect to realize approximately $1.2 billion of annual cash savings and benefit to operating income in subsequent years, upon completion of the exit plans.

     The facility closing reserves of $78 million are primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used by AT&T.

     Asset impairment and net restructuring and other charges for the three and nine months ended September 30, 2003 were $64 million and $134 million, respectively. The charges in both periods primarily reflected separation costs associated with our management realignment efforts. Partially offsetting these activities was the reversal of $11 million of sales obligation liabilities recorded in a prior year, associated with the disposition of AT&T Communications (U.K.) Ltd, where the liabilities incurred were below the original estimate.

     OPERATING (LOSS) INCOME declined to a loss of $11.3 billion from income of $0.8 billion in the third quarter of 2004 and declined to a loss of $10.7 billion from income of $3.0 billion in the nine months ended September 30, 2004, compared with the same periods in 2003. Operating income for the three and nine months ended September 30, 2004, included asset impairment and net restructuring and other charges of $12.5 billion and $12.7 billion, respectively, compared with $0.1 billion for both the comparable prior year periods. As a result of the third quarter 2004 asset impairment charges, operating income for the three and nine months ended September 30, 2004, included a $0.5 billion benefit due to lower depreciation on assets impaired. Excluding the impacts of the asset impairment and net restructuring and other charges for both periods, OPERATING MARGIN declined 2.3 percentage points in the third quarter of 2004 and declined
5.5 percentage points in the year-to-date period. The margin declines were primarily due to decreased revenue coupled with a slower rate of decline in operating expenses. This reflected pricing pressures, substitution and a shift from higher-margin business retail voice and data services and residential long distance services to lower-margin services, including advanced services and business wholesale. In addition, the 2003 margins were negatively impacted by a $0.1 billion access expense adjustment.

                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 ---------------------   --------------------
                                                  2004           2003     2004          2003
                                                 ------         ------   -------       ------
                                                            (DOLLARS IN MILLIONS)
Other (expense) income, net....................   $(34)           $(7)    $(172)         $89

     OTHER (EXPENSE) INCOME, NET, in the third quarter of 2004 was expense of $34 million compared with expense of $7 million in the third quarter of 2003. The unfavorable variance was primarily due to an impairment in 2004 of our investment in leveraged leases of certain aircraft as a result of financial difficulties in the airline industry, and lower investment related income and net gains on sales of businesses and investments, which aggregated $89 million. Partially offsetting this unfavorable variance was $56 million in lower losses on early repurchases of long-term debt.

     Other (expense) income, net, in the nine months ended September 30, 2004 was expense of $172 million compared with income of $89 million in the nine months ended September 30, 2003. The unfavorable variance was primarily attributed to $216 million of higher losses on the early repurchase of long-term debt in the first nine months of 2004 compared to the comparable period in 2003. Also, in 2004, investment related income and net gains on sales of businesses and investments declined $105 million, compared with the nine months ended September 30, 2003. Partially offsetting these unfavorable differences were settlements, in the first nine months of 2004, associated with businesses previously disposed.

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

                                                  FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  --------------------   -------------------
                                                   2004         2003      2004        2003
                                                  -------      -------   -------     -------
                                                            (DOLLARS IN MILLIONS)
Interest (expense)..............................   $(192)       $(289)    $(611)      $(917)

     INTEREST (EXPENSE) decreased 33.7%, or $0.1 billion, in the third quarter of 2004 compared with the third quarter of 2003, and decreased 33.4%, or $0.3 billion, in the nine months ended September 30, 2004 compared with the first nine months of 2003. The declines are reflective of our continuing deleveraging activities, which included significant early debt redemptions in 2003 and 2004.

                                                  FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  --------------------   --------------------
                                                    2004         2003      2004        2003
                                                  --------      ------   --------     -------
                                                             (DOLLARS IN MILLIONS)
Benefit (provision) for income taxes............   $4,402        $(72)    $4,741       $(677)
Effective tax rate..............................     38.1%       13.5%      41.3%       30.8%

     The EFFECTIVE TAX RATE is the benefit (provision) for income taxes as a percentage of (loss) income before income taxes. The effective tax rate for the third quarter of 2003 was positively impacted by approximately 22.5 percentage points due to the recognition of approximately $120 million of tax benefits associated with refund claims related to additional research and experimentation tax credits generated in prior years, which received governmental approval during the prior year third quarter.

     The effective tax benefit rate for the nine months ended September 30, 2004, was positively impacted by approximately 3.2 percentage points due to the reversal of a portion of the valuation allowance we recognized in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004. As we continue to assess developments in our tax position, additional federal tax benefits may be recorded for all or a portion of the remaining AT&T Latin America tax benefit of $40 million not recognized. The effective tax rate for the nine months ended September 30, 2003, was positively impacted by approximately 5.5 percentage points due to the recognition of approximately $120 million of tax benefits associated with refund claims related to additional research and experimentation tax credits. In addition, the 2003 effective tax rate was positively impacted by approximately
1.8 percentage points due to the recognition of tax benefits in connection with the exchange and sale of our remaining interest in AT&T Wireless common stock.

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------   --------------------
                                                   2004           2003     2004          2003
                                                  ------         ------   ------        ------
                                                             (DOLLARS IN MILLIONS)
Net (loss) from discontinued operations, net of
  income taxes..................................    $--           $(13)     $--          $(13)

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

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------   -------------------
                                                   2004           2003    2004          2003
                                                  ------         ------   -----         -----
                                                             (DOLLARS IN MILLIONS)
Cumulative effect of accounting changes.........    $--           $(27)    $--           $15

     Effective July 1, 2003, we early adopted Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51," resulting in a charge of $27 million, net of income taxes of $17 million, recognized as the CUMULATIVE EFFECT OF ACCOUNTING CHANGE in the third quarter of 2003. This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on this standard, two entities that AT&T leases buildings from qualify as VIEs and, therefore, were consolidated as of July 1, 2003.

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

SEGMENT RESULTS

     Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of our continuing operations is included in a Corporate and Other group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, operating (loss) income, capital additions and total assets.

     Operating (loss) income is the primary measure used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. See note 11 to our consolidated financial statements for a reconciliation of segment results to consolidated results.

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

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                   2004        2003       2004        2003
                                                ----------   --------   ---------   --------
                                                           (DOLLARS IN MILLIONS)
Revenue(1)
  Long distance voice services................   $  2,364     $2,820    $  7,363    $ 8,698
  Local voice services........................        390        379       1,183      1,098
                                                 --------     ------    --------    -------
Total voice services..........................      2,754      3,199       8,546      9,796
  Data services...............................      1,693      1,875       5,098      5,774
  IP&E services...............................        587        550       1,705      1,548
                                                 --------     ------    --------    -------
Total data and IP&E services(2)...............      2,280      2,425       6,803      7,322
Outsourcing, professional and other
  services....................................        611        677       1,779      2,070
                                                 --------     ------    --------    -------
Total revenue.................................   $  5,645     $6,301    $ 17,128    $19,188
Operating (loss) income.......................   $(11,095)    $  413    $(10,860)   $ 1,613
Capital additions.............................   $    391     $  995    $  1,324    $ 2,396

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Total assets................................................     $20,813        $34,202

---------------

(1) Revenue includes equipment and product sales of $103 million and $83 million for the three months ended September 30, 2004 and 2003, respectively, and $241 and $223 for the nine months ended September 30, 2004 and 2003, respectively.

(2) Prior to June 30, 2004, data services revenue included all international managed services. Effective June 30, 2004, international managed services revenue was divided into data services and IP&E services, consistent with the classifications of domestic managed services. As a result, data services revenue and IP&E services revenue for prior periods have been restated to reflect this reclassification. Such reclassification had no impact on total data and IP&E services revenue, or total revenue. Adjusted for this reclassification, data services revenue for the three months ended March 31, 2004, December 31, 2003, and March 31, 2003, was $1,715 million, $1,846 million and $1,956 million, respectively; and IP&E services revenue for the same periods was $553 million, $554 million and $489 million, respectively.

  REVENUE

     AT&T Business Services revenue decreased $0.7 billion, or 10.4%, in the third quarter of 2004 and $2.1 billion, or 10.7%, in the nine months ended September 30, 2004, compared with the same prior year periods.

     On a sequential basis revenue increased $34 million, or 0.6% in the third quarter of 2004 compared with quarter ending June 30, 2004. The sequential revenue growth benefited from early termination of a prepaid capacity sale. Excluding this item, revenue would have been flat, reflecting a positive impact of higher equipment sales.

     Long distance voice revenue in the third quarter of 2004 declined $0.5 billion, or 16.3%, and declined $1.3 billion, or 15.4%, in the nine months ended September 30, 2004, compared with the same prior year periods. These declines were driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Partially offsetting these declines was an increase in lower-priced wholesale minutes. Total long distance volumes declined about 2% in the third quarter of 2004 and were flat for the nine months ended September 30, 2004, compared with the same prior year periods.

     Data services revenue for the third quarter of 2004 declined $0.2 billion, or 9.7%, compared with the third quarter of 2003, and declined $0.7 billion, or 11.7%, for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. These declines were primarily driven by competition, which has led to declining prices and customer losses primarily in bandwidth and packet services, as well as weak demand, primarily in bandwidth services. The decrease is reflective of a rise in cancellations of private line and packet services, as customers continue to evaluate the overall efficiency and effectiveness of their own networks (network grooming), combined with the migration to more cost-effective and technologically advanced IP&E services. Excluding equipment and product sales, data services revenue declined 10.0% in the third quarter of 2004 and decreased 11.9% in the nine months ended September 30, 2004, compared with the comparable prior year periods.

     Sequentially, data services revenue increased 0.2%. This growth was positively impacted by the early termination of a prepaid capacity sale. Excluding this item, data revenue would have declined slightly.

     Outsourcing, professional and other services revenue decreased $66 million, or 9.7%, in the third quarter of 2004 compared with the third quarter of 2003. For the nine months ended September 30, 2004, outsourcing, professional and other services revenue decreased $0.3 billion, or 14.1%, compared with the nine months ended September 30, 2003. The decrease in both periods was largely due to contract terminations and renegotiations. Positively impacting outsourcing, professional and other services revenue for the quarter were strength in government professional services and equipment and product sales. Excluding equipment and product sales, outsourcing, professional and other services revenue declined 14.0% in the third quarter of 2004, and decreased 15.9% in the nine months ended September 30, 2004, compared with the comparable prior year periods.

     Sequentially, outsourcing, professional and other services revenue increased 8.1%, reflecting the favorable impact of higher equipment sales. Excluding equipment and product sales, sequentially revenue increased 3.0%.

     IP&E services revenue increased $37 million, or 6.8%, in the third quarter of 2004, and increased $0.2 billion, or 10.3%, in the nine months ended September 30, 2004, compared with the same prior year periods. The increase was primarily attributable to growth in our customer base associated with advanced products such as E-VPN (Enhanced Virtual Private Network) and IP-enabled frame. Excluding equipment and product sales, IP&E services revenue increased 10.0% in the third quarter of 2004 compared with the third quarter of 2003, and increased 11.7% in the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003.

     Local voice services revenue grew $11 million, or 3.3%, in the third quarter of 2004, and grew $85 million, or 7.8%, in the nine months ended September 30, 2004, compared with the same prior year periods. This growth reflects our continued focus on increasing the utilization of our existing footprint including growth of our "All-in-One" bundled offer to small businesses. There were nearly 4.7 million access lines in service at September 30, 2004, an increase of nearly 56,000 lines since the end of the second quarter of 2004.

  OPERATING (LOSS) INCOME

     The operating (loss) of $11.1 billion in the third quarter of 2004 declined $11.5 billion, compared with operating income of $0.4 billion in the third quarter of 2003. The operating (loss) for the nine months ended September 30, 2004 of $10.9 billion reflected a decline of $12.5 billion, compared with operating income of $1.6 billion for the same period of 2003. The operating losses for the three and nine months ended September 30, 2004, included asset impairment and net restructuring and other charges of $11,859 million and $12,002 million, respectively, compared with $53 million and $104 million in the comparable prior year periods. As a result of the third quarter 2004 asset impairment charges, operating losses for the three and nine months ended September 30, 2004, included a $499 million benefit due to lower depreciation on assets impaired by AT&T Business Services, partly offset by lower network-related charges to AT&T Consumer Services. Excluding the impacts of the asset impairment and net restructuring and other charges for both periods, operating margin was 4.7% and 3.8% for the three and nine months ended September 30, 2004, compared with 7.4% and 9.0% in the comparable prior year periods. The downward margin trend is primarily reflective of the declining higher-margin long distance retail voice and data businesses resulting from the impacts of competition, which led to pricing pressures and declining retail volumes, and substitution, coupled with the shift to lower-margin advanced and wholesale services. Partially offsetting these declines were ongoing cost control efforts and a $0.1 billion access expense adjustment recorded in the third quarter of 2003.

  OTHER ITEMS

     Capital additions were $0.4 billion in the third quarter of 2004, and were $1.3 billion for the nine months ended September 30, 2004. We continue to concentrate the majority of capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services.

     Total assets declined $13.4 billion, or 39.1%, at September 30, 2004, from December 31, 2003, primarily driven by lower net property, plant and equipment, as a result of asset impairment charges recorded during the period, partially offset by capital expenditures.

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

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------   --------------------
                                                    2004         2003       2004        2003
                                                  --------     --------   --------    --------
                                                             (DOLLARS IN MILLIONS)
Revenue
  Stand-alone long distance voice and other
     services...................................   $1,256       $1,813     $4,045      $5,797
  Bundled services..............................      724          521      2,053       1,405
                                                   ------       ------     ------      ------
Total revenue...................................   $1,980       $2,334     $6,098      $7,202
Operating income................................   $  281       $  503     $  892      $1,621
Capital additions...............................   $    9       $   14     $   37      $   55

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Total assets................................................      $777           $1,062

  REVENUE

     AT&T Consumer Services revenue declined $0.4 billion, or 15.2%, in the third quarter of 2004 and declined $1.1 billion, or 15.3%, in the nine months ended September 30, 2004, compared with the same prior year periods. The decline in both periods was primarily due to stand-alone long distance voice services, which decreased $0.5 billion to $1.2 billion in the third quarter of 2004 and decreased $1.7 billion to $3.8 billion in the nine months ended September 30, 2004, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively impacted by the continued migration of customers to lower priced optional calling plans and other products offered by AT&T, such as bundled services. Partially offsetting the declines in stand-alone long distance voice services were targeted price increases during 2004, and for the year-to-date period, a monthly fee that we began billing in mid-2003 to recover costs, such as certain access charges and property taxes. Partially offsetting the overall revenue decline was an increase in bundled revenue. Bundled revenue rose $0.2 billion to $0.7 billion in the third quarter of 2004, and rose $0.6 billion to $2.1 billion in the nine months ended September 30, 2004, compared with the same prior year periods, reflecting an increase in subscribers primarily due to new markets entered into, as well as increased penetration in existing markets since third quarter of 2003. The increase in bundled revenue includes amounts previously incorporated in stand-alone long distance voice revenue for existing customers that migrated to bundled offers.

     Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 19% for both the three months and the nine months ended September 30, 2004, compared with the same prior year periods, primarily as a result of competition and wireless and Internet substitution.

     As a result of changes in regulatory policy governing local telephone service, earlier this year we announced that we will be shifting our focus away from traditional consumer services, such as wireline residential telephone services, and we will no longer invest to acquire new residential local and stand-alone long distance customers. We will continue to provide our existing customers with quality service.

  OPERATING INCOME

     Operating income declined $0.2 billion, or 44.2%, in the third quarter of 2004 and declined $0.7 billion, or 45.0%, in the nine months ended September 30, 2004, compared with the same periods of 2003. Operating income for the three and nine months ended September 30, 2004, included asset impairment and net restructuring and other charges of $188 million and $189 million, respectively, compared with $4 million and $9 million in the comparable prior year periods. As a result of the third quarter 2004 asset impairment charges, operating income for the three and nine months ended September 30, 2004, included a $38 million benefit due to lower depreciation on assets impaired by AT&T Consumer Services, as well as lower network-related charges from AT&T Business Services. Excluding the impacts of the asset impairment and net restructuring and other charges for both periods, the operating margin for the third quarter of 2004 was essentially flat compared with the third quarter of 2003, as revenue declines were mitigated by lower overall operating costs. Declines in selling, general and administrative expenses, which reflected the impact of lower marketing and customer acquisition spending as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services, more than offset increased local connectivity costs. On the same basis, the operating margin for the nine months ended September 30, 2004, declined approximately 5.5 percentage points compared with the same prior year period, primarily due to lower revenue coupled with increased local connectivity costs and a slower rate of decline in selling, general and administrative expenses.

  OTHER ITEMS

     Total assets declined $0.3 billion at September 30, 2004, from December 31, 2003. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections, as well as decreases in internal-use software and property, plant and equipment, net, primarily due to the third quarter 2004 asset impairment charges.

CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                                                  FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  --------------------   -------------------
                                                   2004          2003     2004        2003
                                                  -------       ------   -------     -------
                                                            (DOLLARS IN MILLIONS)
Revenue.........................................   $  13         $ 14     $  38       $  40
Operating (loss)................................   $(511)        $(87)    $(728)      $(210)
Capital additions...............................   $   6         $198     $  10       $ 210

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Total assets................................................     $10,469        $12,724

  OPERATING (LOSS)

     Operating (loss) increased $0.4 billion to $0.5 billion for the quarter ended September 30, 2004, and increased $0.5 billion to $0.7 billion for the first nine months of 2004, compared with the same periods in 2003. The third quarter increase in operating (loss) was primarily related to higher net restructuring and other charges of $0.4 billion, primarily due to benefit plan curtailment and employee separation costs, and $50 million recorded in connection with the settlement of an outstanding lawsuit. Also contributing to the year-to-date increase in operating (loss) was $0.1 billion of real estate impairment charges to write-down held-for-sale facilities, all of which have been sold.

  OTHER ITEMS

     Capital additions decreased $0.2 billion for the third quarter and nine months ended September 30, 2004, compared with the same periods in 2003, as a result of $0.2 billion of property, plant and equipment recorded in connection with the adoption of FIN 46 on July 1, 2003.

     Total assets decreased $2.3 billion to $10.5 billion at September 30, 2004, from December 31, 2003. This decrease was primarily driven by a lower cash balance of $1.8 billion at September 30, 2004, primarily resulting from debt repurchases and scheduled repayments made during the period.

FINANCIAL CONDITION

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Total assets................................................     $32,059        $47,988
Total liabilities...........................................     $25,624        $34,032
Total shareowners' equity...................................     $ 6,435        $13,956

     TOTAL ASSETS decreased $15.9 billion, or 33.2% to $32.1 billion at September 30, 2004, compared with December 31, 2003, largely driven by a reduction of $12.7 billion in property, plant and equipment resulting from asset impairment charges and depreciation during the period, partially offset by capital expenditures. Also contributing to the decline in total assets was a decrease in cash and cash equivalents of $1.7 billion. In addition, exclusive of a $0.7 billion reclassification of restricted cash and hedge receivable to other current assets relating to debt maturing in 2005, other assets declined $1.2 billion primarily due to a decrease in internal-use software resulting from amortization during the period and an impairment charge, partially offset by capital additions. Additionally, other assets declined due to the settlement of foreign currency swaps associated with Euro debt repurchases. Accounts receivable declined $0.5 billion driven by improved cash collections and lower revenue. These declines were partially offset by deferred income tax benefits recorded in conjunction with the reversal of a portion of the valuation allowance attributable to our prior investment in AT&T Latin America and as a result of net restructuring and other charges during the period.

     TOTAL LIABILITIES decreased $8.4 billion, or 24.7%, to $25.6 billion at September 30, 2004, compared with December 31, 2003. The decrease was due in part to a $4.3 billion reduction in deferred income taxes primarily associated with the third quarter 2004 asset impairments of property, plant and equipment and internal-use software. The decrease in total liabilities was also largely attributable to lower debt balances of $3.9 billion, reflecting the early retirement of $2.6 billion face value of debt and $0.4 billion of associated mark-to-market adjustments, coupled with scheduled repayments of debt amounting to $1.1 billion, partially offset by a $0.2 increase in short-term borrowings. Accounts payable and accrued expenses declined $0.7 billion as payments were made against year-end capital and other accruals. Partially offsetting these declines was an increase in short-term and long-term compensation and benefit-related liabilities of $0.9 billion, primarily attributable to higher reserves for employee separations and increased pension and postretirement liabilities due in part to the benefit curtailment and remeasurement during the period, partially offset by a reduction in compensation accruals.

     TOTAL SHAREOWNERS' EQUITY decreased $7.5 billion, or 53.9%, to $6.4 billion at September 30, 2004, compared with December 31, 2003. This decrease was primarily due to the net loss for the period largely driven by the asset impairment charges recorded in the third quarter, coupled with dividends declared.

LIQUIDITY

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CASH FLOWS:
  Provided by operating activities..........................   $ 4,011     $ 7,113
  (Used in) investing activities............................    (1,340)     (2,389)
  (Used in) financing activities............................    (4,397)     (5,987)
                                                               -------     -------
  Net (decrease) in cash and cash equivalents...............   $(1,726)    $(1,263)
                                                               =======     =======

     Net cash provided by operating activities of $4.0 billion for the nine months ended September 30, 2004, declined $3.1 billion, from $7.1 billion in the comparable prior year period, which was in part driven by the declining stand-alone long distance voice and data businesses. The downward trend in cash generated by operating activities was also impacted by a $1.3 billion decline in income tax refunds received in the first nine months of 2004 compared with the same prior year period. Favorably impacting cash flow in 2004 compared with 2003, was a $0.3 billion decline in interest payments resulting from our ongoing deleveraging efforts.

     AT&T's investing activities resulted in a net use of cash of $1.3 billion in the nine months ended September 30, 2004, compared with $2.4 billion in the first nine months of 2003, primarily reflecting a reduction in capital expenditures.

     During the first nine months of 2004, net cash used in financing activities was $4.4 billion, compared with $6.0 billion in the first nine months of 2003. In the first nine months of 2004, we made net payments of $4.2 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt, and paid dividends of $0.6 billion. Reflected as an other financing item was the receipt of approximately $0.4 billion for the settlement of combined interest rate foreign currency swap agreements in conjunction with the early repayment of Euro notes in the first nine months of 2004 (such repayment is included as retirement of long-term debt). During the first nine months of 2003, we made net payments of $5.8 billion to reduce debt, including the early termination of debt, paid dividends of $0.4 billion and received $0.2 billion of cash collateral related to favorable positions of certain combined interest rate foreign currency swap agreements.

  WORKING CAPITAL AND OTHER SOURCES OF LIQUIDITY

     At September 30, 2004, our working capital ratio (current assets divided by current liabilities) was 0.98.

     On October 6, 2004, we entered into a $1.0 billion syndicated 364-day credit facility led by J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC that replaced our existing $2.0 billion facility. No borrowings are currently outstanding under the facility. Up to $0.5 billion of the facility can be utilized to support letters of credit, which reduces the amount available. As of September 30, 2004, approximately $0.2 billion of letters of credit were supported by the facility in place at that time.

     In July 2004, we renewed our AT&T Business Services and AT&T Consumer Services 364-day customer accounts receivable securitization facilities. Together the programs provide up to $1.35 billion of available financing, limited by the eligible receivable balances, which vary from month to month. Proceeds from the securitizations are recorded as borrowings and included in short-term debt. At September 30, 2004, approximately $0.3 billion was outstanding under the facilities.

     The credit facility and the securitization facilities contain a financial covenant that requires AT&T to meet a debt-to-EBITDA ratio (as defined in the agreements) not exceeding 2.25 to 1 and an EBITDA-to-net interest expense ratio (as defined in the agreements) of at least 3.50 to 1 for four consecutive quarters ending on the last day of each fiscal quarter. At September 30, 2004, we were in compliance with these covenants. Pursuant to the definitions in the agreements, asset impairment and business restructuring charges have no impact on the EBITDA financial covenants in the facilities.

     We anticipate continuing to fund our operations in 2004 primarily with cash and cash equivalents on hand, as well as with cash from operations. If economic conditions worsen or do not improve and/or competition and product substitution accelerate beyond current expectations, our cash flows from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations. Sources of liquidity, in addition to our substantial cash and cash equivalents on hand, include $2.4 billion remaining under a universal shelf registration; a $1.35 billion securitization program (limited by eligible receivables); and a $1.0 billion credit facility. In light of the recent lowering of our commercial paper ratings discussed below, there is no longer any assurance that we will continue to have any significant access to the commercial paper market. The maximum amount of commercial paper outstanding during the first nine months of 2004 was approximately $1.0 billion. At September 30, 2004, there was $62 million of commercial paper outstanding, all of which has since matured. We cannot provide any assurances that any or all of these other sources of funding will be available at the time they are needed or in the amounts required.

  CREDIT RATINGS AND RELATED DEBT IMPLICATIONS

     During the third quarter of 2004, AT&T's long-term and short-term and commercial paper credit ratings were lowered by Standard & Poor's (S&P), Moody's and Fitch, as reflected in the table below. The rating actions by S&P and Moody's triggered a 100 basis point interest rate step-up on approximately $6.5 billion in notional amount of debt, net of foreign currency hedge offsets (current carrying value of $6.8 billion). This step-up is effective for interest payment periods that will begin in November 2004, resulting in an expected increase in interest expense of approximately $10 million in 2004 and $68 million in 2005. Currently, none of AT&T's ratings are under review or on CreditWatch for further downgrade.

                                                      SHORT-TERM   LONG-TERM
CREDIT RATING AGENCY                                    RATING      RATING     OUTLOOK
--------------------                                  ----------   ---------   --------
Standard & Poor's...................................    B           BB+        Negative
Fitch...............................................    B           BB+        Negative
Moody's.............................................    NP          Ba1        Negative

     Our access to capital markets as well as the cost of our borrowings are affected by our debt ratings. The recent rating actions discussed above and further debt rating downgrades will require us to pay higher rates on certain existing debt and have required us to post cash collateral for certain interest-rate swaps in which we were in a net payable position.

     Additionally, if our debt ratings are further downgraded, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at September 30, 2004. In addition, the market environment for financing in general, and within the telecommunications sector in particular has been adversely affected by economic conditions and bankruptcies of other telecommunications providers.

     AT&T Corp. is generally the obligor for debt issuances. However, there are some instances where AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.4 billion at September 30, 2004, and is included within short-term and long-term debt.

  CASH REQUIREMENTS

     Our cash needs for 2004 will be primarily related to capital expenditures, repayment of debt and payment of dividends. We expect our capital expenditures for 2004 to be approximately $1.8 billion.

     In the first quarter of 2004, we completed the repurchase, for cash, of $1.2 billion of our $1.5 billion outstanding 6.5% Notes due in November 2006. Also in the first quarter, we repurchased, for cash, $0.9 billion of our outstanding $1.8 billion 6.0% Euro Notes due November 2006. During the third quarter of 2004, we completed the repurchase, for cash, of $0.3 billion of U.S. dollar denominated long-term debt, with interest rates ranging from 6.0% to 7.75%, and maturities from 2005 through 2009. Also in the third quarter, we repurchased, for cash, $0.1 billion of 6.0% Euro Notes due in November 2006. The $0.9 billion and $0.1 billion Euro denominated notes repurchased in the first and third quarters, respectively, represent the original U.S. dollar issuance amounts and exclude the foreign currency mark-to-market adjustments that were hedged.

     As we near the completion of our 2004 debt buy-back program, as announced in January 2004 to repurchase up to $3.0 billion of debt in the form of calls, tender offers or open market transactions, we may make additional purchases subject to market conditions. The repurchases completed thus far in 2004 are expected to save approximately $0.1 billion in interest expense in 2004.

  CONTRACTUAL CASH OBLIGATIONS

     We have contractual obligations to purchase certain goods or services from various other parties. During the first nine months of 2004, we entered into contracts under which we are legally obligated for payment of approximately $70 million in 2004. Also during the first nine months of 2004, we entered into contracts under which we have calculated the minimum obligation for such agreements based on termination fees that can be paid to exit the contract. Further, during this period, we exited certain contracts that contained termination fees that were renegotiated and not paid. The net effect of this activity on termination fees, which are considered to be the minimum obligation under the contracts, in each year would be an increase of approximately $83 million in 2004, $56 million in 2005, $50 million in 2006, $98 million in 2007, $88 million in 2008, or $50 million in 2009 and beyond.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor postretirement health care plans that provide prescription drug benefits. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

     We adopted FSP No. FAS 106-2 effective July 1, 2004, and have elected a prospective application, which required the remeasurement of our postretirement plan assets and accumulated postretirement benefit obligation (APBO) as of July 1, 2004. However, federal regulations for determining actuarial equivalence have not yet been issued in final form, which impacts our ability to recognize the full adoption effects of the Act. Despite the lack of final federal regulations, we believe that the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants would be deemed to be actuarially equivalent to Medicare Part D benefits based on the benefits provided under the plan. The subsidy-related reduction in the APBO related to the adoption for this group was $161 million, which will be amortized to income over time as an actuarial gain. During the third quarter, the amortization of the actuarial gain as well as a reduction of interest cost resulted in a reduction to net periodic postretirement benefit cost (recorded within SG&A and costs of services and products) of approximately $6 million.

     As we are unable to determine if the prescription drug benefits provided to the remaining plan participants are actuarially equivalent to Medicare Part D benefits until a firm definition of actuarial equivalence is issued, we have not recorded any impact of the Act for this group.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table contains information about our purchases of our equity securities during the third quarter of 2004.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                         MAXIMUM NUMBER
                                                                       TOTAL NUMBER     (OR APPROXIMATE
                                                                        OF SHARES       DOLLAR VALUE) OF
                                                                        (OR UNITS)      SHARES OR UNITS
                                     TOTAL NUMBER   AVERAGE PRICE      PURCHASED AS       THAT MAY YET
                                      OF SHARES        PAID PER      PART OF PUBLICLY     BE PURCHASED
                                      (OR UNITS)        SHARE        ANNOUNCED PLANS    UNDER THE PLANS
PERIOD                               PURCHASED(1)     (OR UNIT)        OR PROGRAMS        OR PROGRAMS
------                               ------------   --------------   ----------------   ----------------
July 1, 2004 to July 31, 2004......      5,115         $16.6727             0                  0
August 1, 2004 to August 31,
  2004.............................     12,983         $14.0650             0                  0
September 1, 2004 to September 30,
  2004.............................      8,262         $14.6481             0                  0
     Total.........................     26,360         $14.7538             0                  0

---------------

(1) Represents restricted stock units redeemed to pay taxes related to the vesting of restricted stock units awarded under employee benefit plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER
-------
  12      Computation of Ratio of Earnings to Fixed Charges.
  31.1    Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
          of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2    Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
          of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
  32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

     (b) Reports on Forms 8-K:

     During the third quarter of 2004, the following Forms 8-K were filed and/or furnished: Form 8-K dated July 22, 2004 was filed pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) on July 23, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AT&T CORP.

                                                    /s/ C. R. REIDY
                                          --------------------------------------
                                                 By: Christopher R. Reidy
                                              Vice President and Controller

Date: November 4, 2004

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  12      Computation of Ratio of Earnings to Fixed Charges.
  31.1    Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
          of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2    Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
          of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
  32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.