Form 10-K
period 2004-12-31
AT&T CORP
filed 2005-03-10
CIK 5907

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     The aggregate market value of voting common stock held by non-affiliates was approximately $11.6 billion (based on closing price of those shares as of June 30, 2004). At February 28, 2005, 800,344,093 shares of AT&T common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to the 2005 Annual Meeting of Shareowners (Part III).

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                  ------------------------------------------------
Common Shares                                        New York, Boston, Chicago,
  (Par Value $1 Per Share)                           Philadelphia and Pacific Stock Exchanges
Ten Year 7% Notes, due May 15, 2005
Twelve Year 7 1/2% Notes, due June 1, 2006
Twelve Year 7 3/4% Notes, due March 1, 2007
Ten Year 6% Notes due March 15, 2009                 New York Stock Exchange
6 1/2% Notes due March 15, 2013
Thirty Year 8.35% Debentures, due January 15, 2025
Thirty Year 6 1/2% Notes due March 15, 2029

                                     PART I

ITEM 1.  BUSINESS

WHO ARE WE?

     AT&T Corp. was incorporated in 1885 under the laws of the State of New York. Our principal executive offices are at One AT&T Way, Bedminster, New Jersey 07921. Our telephone number at that address is 908-221-2000 and our internet address is www.att.com/ir.

     For more than a century we have been known for quality and reliability in communications. Backed by the research and development capabilities of AT&T Labs, we are a global leader in local, long distance, internet and transaction-based voice and data services. Our primary business segments are AT&T Business Services and AT&T Consumer Services.

     We are one of the nation's largest business services communications providers, offering a variety of global communications services to over 2 million customers, including large domestic and multinational businesses, small and medium-sized businesses and government agencies. We operate one of the largest telecommunications networks in the United States and, through our Global Network Services, provide an array of services and customized solutions in 60 countries and 850 cities worldwide.

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

     We are also a provider of domestic and international long distance and transaction based communications services to over 24 million residential stand alone long distance and bundled consumers in the U.S. We provide a broad range of communications services to consumers individually and in combination with other services, including:

     - domestic and international long distance;

     - voice over internet protocol (VoIP) services;

     - transaction-based communications services, such as operator-assisted calling services and prepaid phone cards;

     - local calling; and

     - internet service through AT&T Worldnet(R) service and AT&T digital subscriber line (DSL) service.

WHO HAS AGREED TO ACQUIRE OUR COMPANY?

     On January 30, 2005 we entered into an Agreement and Plan of Merger with SBC Communications, Inc. (SBC) and a subsidiary of SBC. The Agreement was approved by both our board of directors and SBC's. Subject to various conditions including the obtaining of shareowner, governmental and regulatory approvals, we have agreed to merge with the SBC subsidiary after which we would become a subsidiary of SBC. In consideration, upon the closing of the merger, each of our shareowners would receive 0.77942 shares of SBC common stock for each share of our common stock. In addition, prior to the closing of the merger, we have agreed to pay to our shareowners a special dividend in the cash amount of $1.30 per share of our common stock. We currently expect the transaction to close in late 2005 or early 2006.

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

     - consolidation of existing industry participants;

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

     In the U.S., the Telecommunications Act has had a significant impact on our business. In 2003-2005, actions have been taken by the Federal courts and the Federal Communications Commission (FCC) relating to the Telecommunications Act which are materially adverse to our ability to compete with respect to mass market local and long distance services (see more detailed discussion under the topic "What legislative and regulatory developments are important to us?" below). In addition, prices for long distance minutes and other basic communications services have declined as a result of competitive pressures, excess network capacity, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. For example, consumer long distance voice usage is declining as a result of substitution to wireless services, internet access and e-mail/instant messaging services, particularly in the "dial one" long distance, card and operator services segments.

     The long distance market is characterized by rapid deregulation and intense competition among long distance providers, and, more recently, incumbent local exchange carriers. Under the Telecommunications Act, a regional phone company may offer long distance services in a state within its region if the FCC finds, first, that the regional phone company's service territory within the state has been sufficiently opened to local competition, and second, that allowing the regional phone company to provide these services is in the public interest. By December 2003, regional phone companies had received approval to offer long distance in all states within their regions. The incumbent local exchange carriers presently have numerous competitive advantages as a result of their strong local exchange assets.

     We had entered the local voice business for residential customers, large business customers, and small to medium sized customers in a significant number of states by the middle of 2004, when we announced we would no longer be investing to acquire new mass market local customers. Our ability to remain in our current local mass market voice markets has been materially and adversely affected by the recent judicial and regulatory developments.

HOW HAS OUR BUSINESS DEVELOPED AND WHAT IS OUR STRATEGY?

     For the past five years, our traditional long distance services have experienced an industry-wide trend of lower revenue from lower prices, e-mail and wireless substitution, and increased competition. In addition, economic conditions have been generally adverse for significant new telecommunications spending by our customers. We had evolved several strategies to combat this challenging environment. We have sought to reduce costs and increase operating efficiency. We have emphasized our other service offerings such as consumer and business local services and have bundled them with our long distance services. We have tried to add value to our services by investing in innovation, expertise, customer care and network integration. We have sought to capitalize on new technology, most recently with our development of voice over internet protocol services. And we have prudently limited our capital expenditures while reducing our debt. However, on July 22, 2004 we announced that as a result of recent changes in regulatory policy governing local telephone service, we would be shifting our focus away from traditional consumer services, and we would no longer be investing to acquire new residential local and stand-alone long distance customers. Going forward, we plan to concentrate our investments on business markets and emerging technologies.

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

WE OFFER DATA SERVICES

     Private Line Services. Our data services include private line and special access services that use high capacity digital circuits to carry voice, data and video or multimedia transmission from point-to-point in multiple configurations. These services provide high volume customers with a direct connection to one of our switches instead of switched access shared by many users. These services permit customers to obtain voice communications on an on-network and off-network basis. These services also allow customers to create internal data networks to link their computers and to access external data networks and the internet, thereby reducing their costs.

     Packet Services. Packet services consist of data networks utilizing packet switching and transmission technologies. Packet services include frame relay, ATM and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely. Packet services are utilized for local area network interconnection, remote site, point of sale and branch office communications solutions. While frame relay and ATM Services are widely deployed as private data networks and we offer customers the ability to leverage IP technologies in their networks through services such as IP-enabled frame relay. High speed packet services, including IP-enabled frame relay service, are utilized extensively by enterprise customers for an expanding range of applications.

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

     Enterprise Remote Access Services. We provide customers a variety of remote access services including dial, broadband, local radio frequency (commonly known as wireless fidelity or WiFi) and cellular wireless technologies. We currently provide dial access in more than 140 countries, WiFi access in more than 30 countries and third party customer contracted cellular access in 7 countries.

     Web services. Our managed web hosting services consist of a family of hosting and transactional services and platforms serving the needs of businesses. These services support clients' hosted infrastructure needs from the network layer to managing the performance of their business applications. With 26 internet data centers located on four continents (13 of which are located in the U.S.), our hosting services provide a flexible, managed environment of network, server and security infrastructure as well as built-in data storage. Our suite of managed hosting services includes application performance management, database management, hardware and operating system management, intelligent content distribution services, high availability data and computing services, storage services, managed security and firewall services. Our web hosting services also include a range of business tools, including client portal services that provide managed hosting customers with personalized, secure access to detailed reporting information about their infrastructure and applications.

     High availability and security services. Our high availability and security services deliver integrated solutions to enable the continuous operations of clients' critical business processes and availability of critical data and includes business continuity and disaster recovery services. We also provide premise based and network based security products such as firewalls, denial of service prevention, personal firewalls, internet threat identification, intrusion detection and professional services.

     Outsourcing solutions. We provide customers consulting, outsourcing and management services for their highly complex global data networks, including networking-based electronic commerce applications.

WE OFFER TRANSPORT SERVICES TO OTHER SERVICE PROVIDERS

     We provide local, domestic interstate and international wholesale networking capacity and switched services to other service providers. We offer a combination of high volume transmission capacity, conventional dedicated line services and dedicated switched services on a regional, national and international basis to internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large tier-one ISPs, wireless carriers, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. Our clients are located both in the U.S. and internationally. We focus on ensuring optimal network utilization through the sale of spare and off-peak capacity. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

HOW DO WE MARKET OUR SERVICES?

     We market our business voice and data communications services through our global sales and marketing organization of approximately 4,600 sales representatives. The sales and marketing group also uses several outside telemarketing firms as well as a number of other marketing agents. In addition, our solution center provides a centralized resource for complex customer requirements.

HOW DO WE CARE FOR OUR CUSTOMERS?

     Our customer care handles contracting, collections, ordering, provisioning, account inquiry and maintenance processes worldwide. For larger and multinational customers and government agencies, we provide customer care services and support through dedicated account teams. Through a dedicated customer care website customers may submit questions or initiate service requests, including ordering new services or submitting maintenance requests.

HOW DO WE CONTRACT FOR OUR SERVICES?

     We provide the majority of our services through long term contracts. General descriptions of our services, applicable rates, warranties, user requirements and other material service provisioning information are outlined in service guides that are provided directly to prospective clients or are available on our website. Customers enter into contracts, which reference the service guides and which contain customer specific terms and information, including volume discounts, applicable promotions and credits, service bundling, extended warranties, limitations on liability, indemnity and other customized terms. Through combined offerings, we also provide customers with such features as single billing, unified services for multi-location companies and customized calling plans. Most intrastate regulated services are provided in accordance with applicable tariffs filed with the states.

WHAT IS OUR DOMESTIC U.S. NETWORK?

     Our U.S. network is comprised of 55,543 route miles of long-haul backbone fiber optic cable, plus 21,655 additional route miles of local metropolitan fiber, capable of carrying high speed (10 billion bits or 10 gigabits per second) traffic. AT&T Business Services has expanded this fiber network, recently completing the installation of 14,838 new route miles of the latest generation fiber optic cable capable of carrying 40 gigabits per second when that technology is commercially available. This new fiber capacity provides substantial capacity for potential future growth of network traffic with low incremental capital expenditure requirements. In addition, we also have 692 points-of-presence in the continental U.S. with the majority served by high speed fiber-based technology offering high speed data connectivity to the majority of U.S. business centers.

     On an average business day, our business network, which also supports Consumer Services, handles a total of 364 million voice calls, as well as 4,411 trillion bytes (terabytes) of data. On the voice network, we employ our patented Real Time Network Routing to automatically complete domestic voice calls through more than 100 possible routes. The reliability of certain portions of the network is maximized by using synchronous optical network (SONET) rings that can restore service following a network failure within 50 to 60 milliseconds by reversing the flow of traffic on the ring. On other routes, we use our patented FASTAR(R) technology to route traffic around a fiber optic cable cut using spare transport capacity elsewhere on the network. Most recently, we have deployed intelligent optical switches across the network to expand our ability to rapidly and automatically restore network traffic that might be otherwise affected by a cable cut or equipment failure.

     We have been deploying dense wavelength division multiplexing (DWDM) technology that divides the signal carried by an optical fiber into multiple wavelengths, each now carrying up to 10 gigabits per second of information. When DWDM was introduced in 1996, the technology could transmit only eight different wavelengths on a fiber strand. We are currently deploying 64-and 80-wavelength DWDM systems, as well as systems capable of carrying 160 wavelengths.

     Since digital switching was introduced in the late 1970s, the basic element of our long distance voice network has been a circuit switch which was specifically designed for long-haul use. Currently we employ 138 of these switches in our network. We have recently installed 68 of the latest high performance carrier-grade voice switches that allow us to accommodate the transition from circuit-switched to packet networks. In addition, in support of our VoIP services, numerous VoIP gateways have been deployed. We will continue to have both circuit and packet switching technologies for some time.

     In addition to our long distance network, we have an extensive local network serving business customers in 91 U.S. cities. Our local network now includes 156 local switches and reaches 6,776 buildings with 8,603 metropolitan SONET rings. This network provides voice service and high speed data connections to business users. In order to maximize asset utilization, our local network also handles consumer traffic, providing most of the dial-in numbers for our AT&T Worldnet service.

     We also operate one of the largest IP networks in the U.S. As a tier-one provider, we have direct peering relationships with other tier-one providers, providing service to carriers that route through public peering sites. We offer multiple access choices to the IP network, including dial-up, dedicated private line, and DSL, as well as IP-enabled access through ATM and frame relay networks.

     Additionally, we currently offer our business customers over five thousand WiFi locations in more than 50 countries.

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

HOW DO WE OPERATE INTERNATIONALLY?

     AT&T owns international facilities interconnected to networks owned by numerous other carriers that enable us to offer switched voice and private line services worldwide. We also use our relationships to offer end-to-end network management capabilities and highly customized network solutions. The voice services include long distance and toll-free services within Canada; dedicated outbound calling originations from 28 countries; and inbound calling center services that support customer call centers in 28 countries for dedicated egress; and virtually anywhere using switched egress, and can accept calls from 161 countries besides the U.S.

     In addition, we own and lease facilities, and own and manage ATM, frame relay and/or IP switches and routers, in 57 countries. We offer managed and unmanaged IP, ATM and/or frame relay data services to our business customers and manage in-country dial and other forms of access (broadband, wireless and WiFi access) to our networks in the 57 countries. Over the past several years, we have built out our new multi protocol label switching/asynchronous transfer mode, or MPLS/ATM network. As of the end of 2004 our MPLS/ATM network had been deployed to 132 cities in 50 countries, with further investments planned for seven additional countries in 2005, to supplement, and eventually replace, our other extensive global data networks.

     We have investments in several foreign communications companies as follows:

     Alestra. S. de R.L. de C.V. (Alestra). We own a 49% economic interest in Alestra, a competitive telecommunications company in Mexico. Alestra offers domestic and international voice, data and internet services throughout Mexico to business and residential customers. Alestra's network comprises 3,625 route miles, with four interconnection points to our network at the U.S.-Mexico border.

     In 2004, AT&T and Alestra executed an agreement to extend our MPLS/ATM network into Mexico enabling us to extend our global data ATM/frame relay/virtual private network and IP services in Mexico.

     AT&T Global Network Services Japan LLC (AGNS Japan). On March 31, 2000, Nippon Telephone & Telegraph purchased a 15% interest in AGNS Japan. We own the remaining 85% of this business.

     Shanghai Symphony Telecom Company, Ltd (Unisiti). In November 2000, we entered into a joint venture agreement with China Telecom Shanghai Telecom Company and Shanghai Information Investment Inc. and established Unisiti, a Chinese limited liability company that offers broadband IP network services in Pudong, China. In addition to investing in Unisiti, we provide training and technical assistance to the company.

     PT Sistelindo Mitralintas (Sistelindo). Sistelindo is an Indonesia joint venture company authorized to provide managed data services in Indonesia. We hold a 20% interest in Sistelindo which we acquired from IBM in December 2001.

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

WHAT IS OUR STRATEGY CONCERNING PATENTS, TRADEMARKS AND SERVICE MARKS?

     We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We received over 300 patents throughout the world in 2004 and maintain a global portfolio of over 5,000 trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks

                         AT&T CONSUMER SERVICES SEGMENT

     On July 22, 2004 we announced that as a result of recent changes in regulatory policy governing local telephone service, we would be shifting our focus away from traditional consumer services, and we would no longer be investing to actively acquire new mass market local and stand-alone long distance customers. However, we continue to provide local and stand-alone long distance services to our existing mass market customers and continue to accept orders from existing and new customers.

WHAT SERVICES DO WE PROVIDE?

WE PROVIDE LONG DISTANCE SERVICES

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

     In the continental U.S., we provide long distance telecommunications services over our backbone network. As of December 31, 2004, we had approximately 20.4 million stand-alone long distance customers.

WE PROVIDE BUNDLED LOCAL AND LONG DISTANCE SERVICES

     At the end of 2004, we provided customers combined local and long distance services in portions of 47 states. We handle all aspects of the phone service for the customer, including ordering, customer service, billing, repair and maintenance. We also provide many of the same local calling features as the incumbent local exchange carriers, such as call waiting and caller ID. As of December 31, 2004, we had approximately 4.2 million bundled local and long distance customers.

WE PROVIDE CALLING CARD SERVICES

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

WE PROVIDE TRANSACTION-BASED SERVICES

     We provide a variety of transaction-based services that are designed to provide customers with an alternative to access long distance services as well as to provide assistance in completing long distance communications.

     Prepaid cards. We provide prepaid card services. Our prepaid cards provide local, long distance and international calls charged to a prepaid card account maintained on our prepaid platform. In 2004, nearly 5% of AT&T Consumer Services total revenue and more than 50% of prepaid card revenue was related to a contract with Wal-Mart, Inc., which was renewed on December 1, 2004. If this contract is not further renewed at the next renewal date, December 31, 2005 (subject to early termination if certain events occur), AT&T Consumer Services revenue would be adversely affected if we are unsuccessful in selling the cards through a different channel. We are currently evaluating the prospective impact of the February 2005 FCC prepaid card ruling and assessing whether we will pass the related Universal Service Fund costs to our customers. In the event that we decide to increase our rates, under certain circumstances, Wal-Mart may choose to terminate this contract. However, we have the right to match any offer made by a competitor and continue the existing contract. See Item 3 below, "How might pending legal proceedings affect us?" for a discussion of the FCC ruling.

     Operator services. Operator-assisted calling services include traditional collect calls, third party billing, person-to-person and long distance pay phone service.

     1-800CALLATT(R) (Collect). 1-800CALLATT for collect calls is our primary collect calling service.

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

     Easy Reach 800(R) service. We provide a personal 800 number that lets people call home from virtually any phone, anytime, anywhere in the U.S. as an alternative to collect calling.

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

WE PROVIDE INTERNET SERVICES

     We provide dial-up and DSL internet access to consumers with our AT&T Worldnet(SM) service, a provider of internet access services in the U.S. AT&T Worldnet service offers internet-based communications services such as e-mail, content, and personal web pages. As of December 31, 2004, we had approximately
1.2 million AT&T Worldnet, dial-up and DSL customers.

WE PROVIDE RESIDENTIAL VOIP SERVICES

     We currently offer our AT&T CallVantage(SM) VoIP services to consumers wanting area codes and local numbers in portions of 39 states and the District of Columbia. The service offers enhanced information services, including advanced call management capabilities and special web-based features. Although our decision on July 22, 2004 to shift away from mass market services has curtailed our ability to market this product, as of December 31, 2004 we had approximately 53 thousand AT&T CallVantage VoIP services customers.

HOW DO WE CARE FOR OUR CUSTOMERS?

     Our customer care centers consist of a network of service centers, either operated by us or outsourced to outside vendors. The breadth of support provided by the centers ranges from universal service to specialized services based on functional area or customer needs. In addition, over 10 languages are supported within our customer care and service functions and access to over 120 languages is available through outsourced vendors.

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

     Our long distance charges may include fees per minute for transporting a call, per call or per minute surcharges, monthly recurring charges, minimums and price structures that offer a fixed number of minutes each month for a specific price and price structure that offer unlimited calling to certain numbers for particular time periods, or for the entire month for a monthly fee. The fees per minute for transporting a call may vary by time of day or length of call and by whether the call is domestic or international. Within the U.S., in-state rates may vary from interstate rates. These rate structures apply to customer dialed calls, calling card calls, directory assistance calls, operator-assisted calls and certain miscellaneous services. Customers also may be assessed a percentage of revenue, or a fixed monthly fee, to satisfy our obligations to recover U.S. federal- and state-mandated assessments and access surcharges. Additional fees may also be assessed to help recover specific costs of providing service to consumers. Examples of these fees include the AT&T Regulatory Assessment Fee, which helps recover costs associated with state-to-state and international connection charges, property taxes, and the expenses associated with regulatory proceedings and compliance; and the In-State Connection Fee, which recovers costs charged by local telephone companies to carry our in-state long distance calls over their lines.

     Customers for combined long distance and local services are usually charged a flat rate per month for local service and a separate monthly rate for each additional feature not included in the local service option selected by the customer. Usage fees and/or monthly charges are charged for long distance. AT&T Worldnet service offers a variety of pricing plan options. Generally, customers are charged a flat rate for a certain number of hours with charges for each additional hour of usage. AT&T Worldnet service also offers a plan without a usage restriction. Customers of the AT&T CallVantage VoIP service are charged a flat monthly fee and may be charged a separate additional monthly fee for certain features.

     We generally provide billing via traditional paper copy or on-line billing.

                                 OTHER MATTERS

WHAT LEGISLATIVE AND REGULATORY DEVELOPMENTS ARE IMPORTANT TO US?

     Telecommunications Act of 1996. The Telecommunications Act became law on February 8, 1996. Among other things, the Telecommunications Act was designed to foster local exchange competition by establishing a regulatory framework to govern new competitive entry in local and long distance telecommunications services.

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

     On August 21, 2003, the FCC issued its decision in the proceeding it had initiated to review the availability of unbundled network elements based on current market conditions (Triennial Review) and adopted a new unbundling framework. Under the new framework, each state commission was authorized to conduct a granular analysis of local market conditions, using criteria provided by the FCC, to make final unbundling determinations. In the same order and subsequent rulings, the FCC also granted the incumbent local exchange companies significant broadband deregulation, concluding that the incumbent LECs were no longer required to unbundle fiber-to-the-home loops, fiber-to-the curb loops or bandwidth in hybrid copper fiber loops for the provision of mass market competitive broadband services. The FCC also eliminated all line-sharing obligations. Aspects of the FCC's August 21, 2003 order were appealed to the U.S. Court of Appeals for the District of Columbia Circuit. On March 2, 2004, the court vacated a number of the FCC rulings, including the FCC's delegation to state commissions of decisions over impairment as applied to mass market switching and certain transport elements, and the FCC's finding that the need for so called "hot cuts" created a nationwide impairment justifying access to mass market switching. In light of the FCC's decision not to appeal the D.C. Circuit's decision and other anticipated changes in federal policy, we announced on July 22, 2004 that we would cease active marketing of both local and long distance services to mass market customers and focus our business on the sale of telecommunications and related services to enterprise business customers.

     On February 4, 2005, the FCC released its order on remand from the D.C. Circuit's decision in which it clarified and restated its unbundling rules in response to the Court's rulings. In particular, the FCC determined that requesting carriers are not "impaired" under the statutory framework without access to cost-based mass-market switching. Thus, competitors may not place orders for new service arrangements that use such switching after the effective date of the order (March 11, 2005). The Commission also established a 12-month transition period from the effective date during which competitive carriers must submit the necessary orders to convert their customers served using unbundled mass market switching to an alternative service arrangement. During the transition period, existing arrangements using mass market switching are subject to an additional one dollar charge above state-set rates. In addition, the FCC issued modified rules governing the unbundling of high-capacity loop and transport facilities. The new rules establish criteria that will eliminate incumbent local exchange carrier unbundling obligations for various loop and transport facilities depending on the size of the relevant incumbent local exchange carrier wire centers and the number of competitive carriers that have established facilities-based collocations in those wire centers. Facilities in wire centers that are subject to such additional relief are also covered by a 12-month transition (18 months for dark fiber facilities) during which competitive carriers may not buy new unbundled network elements but may serve customers on existing elements at a rate that is 15% above state-set rates. By the end of the transition period, all facilities purchased as unbundled network elements must be transitioned to other arrangements. Finally, the FCC determined that facilities purchased as unbundled network elements may not be used exclusively to provide either mobile wireless or interexchange service.

     On September 15, 2003, the FCC established a proceeding to determine whether any changes are necessary to the pricing methodology (commonly known as the TELRIC methodology) that the state PUCs must use in setting rates that we and other carriers must pay for leasing unbundled network elements or facilities from the incumbent local exchange carriers. Extensive comments have been filed by all interested parties in the proceeding and it remains active, but with no projected date for a decision. The importance of this proceeding is greatly diminished by action of the FCC in the Triennial Review Remand proceeding described above, which effectively eliminates unbundled network elements as a viable means for providing mass market local services and reduces the availability of unbundled high-capacity loop and transport facilities.

     The FCC and various states have begun to consider whether and to what extent VoIP communications should be subject to regulation like traditional telecommunications services, including whether VoIP services should be subject to access charges, 911 obligations, and universal service funding obligations. The FCC has initiated a comprehensive rulemaking to address these VoIP issues, which remains active. On April 21, 2004, the FCC ruled against a petition we filed in October 2002, holding that our long distance phone-to-phone IP telephony services are subject to terminating access charges and could not be terminated over end user local services. As a result of this ruling, we will begin paying terminating access charges on our long distance phone-to-phone IP telephony calls. (See Item 3 below, "How might pending legal proceedings affect us?", for a discussion of related litigation). In response to a petition filed by Vonage Holdings Corporation, on November 12, 2004, the FCC held that VoIP services that require broadband connection from the user's location, IP-compatible customer premise equipment, includes a suite of integrated capabilities and features, and allow customers to manage personal communications dynamically, would be treated as jurisdictionally interstate services. Our newer VoIP services fall within this description and as a result will be subject predominantly to FCC rules. In March 2005, the FCC is expected to rule on a petition filed by Level 3 Communications LLC asking for a ruling that access charges do not apply to VoIP services of the type described in the Vonage Order.

     The FCC also opened proceedings in December 2001 and in February 2002 that could further reduce the level of federal oversight of the regional phone companies' broadband offerings. In addition, several of the regional companies have filed petitions with the FCC seeking forbearance of current regulatory rules for their broadband services.

     In view of the proceedings pending before the courts, the FCC and state PUCs, and possible legislation, there can be no assurance that the prices and other conditions established by the FCC and in the various states will provide for effective local service competition or will not adversely affect our ability to continue to serve existing markets or enter new markets. As noted above, in anticipation of the changes in local competition rules following the D.C. Circuit's March 2, 2004 decision and the FCC's decision not to appeal that ruling, we announced on July 22, 2004 that we would cease active marketing traditional telephone services, both local and long distance, to mass market customers.

     Regulation of Rates. We are subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters. From July 1989 to October 1995, the FCC regulated us under a system known as "price caps" whereby our prices, rather than our earnings, were limited. On October 12, 1995, recognizing a decade of enormous change in the long distance market and finding that we lacked market power in the interstate long distance market, the FCC reclassified us as a "non-dominant" carrier for its domestic interstate services. Subsequently, the FCC determined that our international services were also non-dominant. As a result, we became subject to the same regulations as our long distance competitors for these services.

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

     Access charges are subject to the regulatory jurisdiction of the FCC and state commissions. In May 2000, the FCC adopted the CALLS order for the price cap local exchange carriers, which made significant access and price cap changes. The CALLS order reduced, by $3.2 billion during 2000, the interstate access charges that we and other long distance carriers paid to these local exchange carriers for access to their networks, and established target access rates, which in subsequent years resulted in further reductions, albeit of a much smaller magnitude. As part of the CALLS order, we agreed to pass through to customers access charge reductions over the five-year life of the CALLS order and made certain other commitments regarding the rate structure of certain residential long distance offerings.

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

     As a follow-on to CALLS, the FCC announced on February 10, 2005 that it will issue a further notice of proposed rulemaking on a number of reform proposals related to intercarrier compensation and other issues. One proposal was submitted by the Intercarrier Compensation Forum (ICF), of which we are a member. The ICF proposal is a consensus plan that, if adopted by the FCC, would unify the disparate network interconnection and intercarrier compensation regimes governing interstate and intrastate switched access, reciprocal compensation, and traffic with one end originating or terminating on VoIP networks, among other matters. In addition, the ICF proposal also contains modifications to the universal service system.

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

     On January 31, 2005, the FCC initiated a notice of proposed rulemaking, regarding the post-CALLS treatment of interstate special access services. In this proceeding, the FCC will consider whether it should maintain, modify or repeal its pricing flexibility rules and other issues related to the price cap regulation of special access services. The FCC has sought comment on whether it should reduce special access rates, and whether it should grant interim relief in this regard, commencing as early as July 2005. If the FCC takes action to reduce special access rates, it could significantly lower our access expenses.

     On December 9, 2004, the FCC released an order granting a formal complaint that we filed against BellSouth Telecommunications, Inc. and held that the principal volume discount plan under which we currently obtain special access service from BellSouth unlawfully discriminates in favor of BellSouth's interexchange affiliate in violation of Section 272 of the Communications Act. (The decision denied the complaint with respect to another BellSouth special access volume discount plan.) The order directs BellSouth to terminate the unlawful discount plan not later than June 9, 2005, and encourages Bellsouth to fashion a nondiscriminatory replacement for that plan. Damages based on the December 9 order's liability finding will be addressed by the FCC in a subsequent phase of the proceeding. Both BellSouth and AT&T have filed petitions for appellate review of the Commission's findings with respect to liability.

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

     As part of the ICF proposal discussed above, the FCC will consider reforming the federal Universal Service Fund so that universal service is supported through assessments on working telephone numbers and capacity-based connections, rather than revenues. This numbers/capacity-based approach to universal service funding would free regulators from having to decide the regulatory classification of a particular application and instead would base the funding obligation on the customer's working telephone number and/or special access connection, while assuring a stable source of funding.

     For an additional discussion of certain regulatory matters, including the FCC February 2005 prepaid card service decision, see Item 3 below, "How might pending legal proceedings affect us?"

HOW AND WITH WHOM DO WE COMPETE?

     Competition in communications services is based on price and pricing plans, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. We face significant competition in all these areas. Our principal competitors include MCI, Sprint and regional phone companies and other prepaid card providers. In addition, we face a number of international competitors including Equant, British Telecom and SingTel as well as from a number of large systems integrators such as International Business Machines and Electronic Data Systems. We also experience significant competition in long distance from newer entrants as well as dial-around resellers. In addition, long distance telecommunications providers have been facing competition from non-traditional sources, including as a result of technological substitutions, such as VoIP, high speed cable internet service, e-mail and wireless services. Providers of competitive high-speed data offerings include cable television companies, direct broadcast satellite companies and DSL resellers.

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

     For example, the Telecommunications Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. The regional phone companies had successfully obtained FCC approval to offer long distance in all of the states within their regions by the end of 2003. Because substantial numbers of long distance customers seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package, any competitive disadvantage, inability to profitably provide local service at competitive rates or delays or limitations in providing local service or combined service packages could materially adversely affect our future revenue and earnings. On July 22, 2004 we announced that as a result of recent changes in regulatory policy governing local telephone service, we would be shifting our focus away from traditional mass market services, and we would no longer be investing to acquire new mass market local and stand-alone long distance customers.

     In addition to the matters referred to above, various other factors, including technological hurdles, market acceptance, start-up and ongoing costs associated with the provision of new services, local conditions and obstacles, and changes in regulations or orders that grant to us access to regional phone companies' infrastructure, could materially adversely affect our continued ability to provide services in the local exchange services market and our continued ability to offer combined service packages that include local service.

WHO ARE OUR EMPLOYEES?

     On December 31, 2004, we employed approximately 47,600 persons in our operations, 23% fewer than we employed on December 31, 2003. Approximately 91% of our employees are located domestically. Unions represent about 35% of the domestically located employees. Of those so represented, about 95% are represented by the Communications Workers of America, which is affiliated with the AFL-CIO; about 4% by the International Brotherhood of Electrical Workers, which is also affiliated with the AFL-CIO. In addition, there is a very small remainder of domestic employees represented by other unions. Labor agreements covering most of these employees extend through December 2005.

     On December 31, 2004, AT&T Business Services employed approximately 34,700 individuals in its operations. Of those employees, approximately 31,000 are located domestically. Unions represent about 23% of the domestically located employees of AT&T Business Services.

     On December 31, 2004, AT&T Consumer Services employed approximately 8,300 individuals in its operations, virtually all of whom are located in the U.S. Unions represent about 79% of the domestically located employees of AT&T Consumer Services.

  SEGMENT, OPERATING REVENUE AND RESEARCH AND DEVELOPMENT EXPENSE INFORMATION

     For information about our research and development expense, see Note 3 to the Consolidated Financial Statements included in Item 8 to this Annual Report. For information about the consolidated operating revenue contributed by our major classes of products and services, see the revenue tables and descriptions following the caption "Segment Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

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

     Litigation. Pursuant to agreements entered into with its former units, we share in the cost of certain litigation (relating to matters arising while the units were affiliated with AT&T) if the settlement exceeds certain thresholds. For example, in connection with a settlement in 2002 of Sparks v. AT&T, a class action against AT&T, Lucent Technologies and other defendants filed in 1996, pursuant to agreements between us and Lucent Technologies, we are responsible for our proportionate share of the settlement and estimated legal costs. We anticipate that this amount may total as much as $33 million, net of tax. Similarly, pursuant to agreements between AT&T and NCR Corp., we are potentially responsible for a portion of any award or settlement relating to the environmental proceedings brought by certain federal and state governmental agencies arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin (Fox River). NCR was identified as a potentially responsible party because PCBs were purportedly discharged from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. With the exception of the Sparks and the Fox River matters, as of December 31, 2004, we have made the assessment that none of the potential litigation liabilities relating to matters arising while the units were affiliated with AT&T were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former units were unable to meet their obligations with respect to these liabilities due to financial difficulties, we could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

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

     Our Stock Price Would Likely be Adversely Affected if we do not Consummate our Transaction with SBC. The agreement we entered into with SBC and its wholly owned subsidiary contains numerous conditions to SBC's obligation to close its acquisition of us. These conditions include:

     - approval of our shareholders;

     - obtaining approval of the FCC, state public utility commissions, antitrust clearance, and certain other governmental approvals;

     - operating our business in compliance with the covenants set forth in the agreement; and

     - continued accuracy of our representations and warranties, including the absence of any material adverse effect on our business.

     We cannot be certain we will obtain the necessary regulatory approvals, or that we will satisfy other closing conditions. If the transaction were terminated, or if it appeared reasonably likely to be terminated, this would likely have a significant adverse effect on our stock price.

     Our Business Could be Adversely Impacted by our Pending Transaction with SBC. Uncertainty about the effect of our pending transaction with SBC could adversely affect our business. This uncertainty could lead to a loss of customer accounts, an acceleration in revenue declines, an impairment of our ability to make needed process and operational improvements in our business, an inability to retain or motivate current employees or attract new employees, and a deterioration in our results of operations. These adverse effects may be enhanced by the fact that the governmental and regulatory approval process for the SBC transaction may be lengthy and the ultimate result is uncertain.

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

     - difficulties in AT&T Business Services' ability to grow new businesses, introduce new services successfully or execute on its business plan;

     - accelerating erosion of AT&T Consumer Services' customer base compounded by our decision to no longer invest in the active acquisition of any new residential local or stand-alone long distance customers; and

     - inability to purchase fairly priced access services or fairly priced elements of local carriers' networks.

     We Face Competition from a Variety of Sources.

     - We traditionally have competed with other long distance carriers. In recent years, we have begun to compete with regional phone companies, which own their own access facilities and historically have dominated local telecommunications, and with other competitive local exchange carriers for the provision of local and long distance services. Regional phone companies now have received permission to offer long distance services in all of the states within their regions. The regional phone companies presently have numerous advantages as a result of their ownership of local exchanges and facilities. Some of the regional phone companies have financial, personnel and other resources significantly greater than ours. In addition, the regional phone companies are able to offer bundled products and services in certain states that we are unable to match. To the extent consumers prefer bundled offers (such as those offers that include local, long distance and wireless services), we will be at a disadvantage to certain of our competitors, including the regional phone companies.

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

     The Regulatory and Legislative Environment Creates Challenges for Us. We face risks relating to regulations and legislation. These risks include:

     - changes in federal policy reducing cost-based access to unbundled elements in the incumbent local exchange carriers' networks and reducing competitive access to incumbent LEC broadband facilities;

     - difficulty of establishing and maintaining effective competition in local markets due to noncompetitive pricing and to regional phone company operational issues that do not permit rapid large scale customer changes from regional phone companies to new service providers;

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

     Our Financial Condition and Prospects May be Materially Adversely Affected by Further Ratings Downgrades. During the third quarter of 2004, AT&T's long term and short term credit ratings were lowered by Standard & Poor's, Moody's and Fitch, as reflected in the table below.

AS OF DECEMBER 31, 2004:

                                                      SHORT-TERM   LONG-TERM
CREDIT RATING AGENCY                                    RATING      RATING     OUTLOOK
--------------------                                  ----------   ---------   --------
Standard & Poor's...................................      B           BB+      Negative
Fitch...............................................      B           BB+      Negative
Moody's.............................................      NR          Ba1      Negative

     However, given the SBC acquisition announcement, on January 31, 2005 and February 1, 2005, Fitch and Standard & Poor's, respectively, placed AT&T's long term debt ratings on watch positive and removed the outlook negative. On January 31, 2005, Moody's placed AT&T's long term debt rating on review for possible upgrade and removed the outlook negative. In addition, based on AT&T's request, Standard & Poor's and Moody's withdrew AT&T's short term credit ratings. Our debt ratings would be adversely affected if we failed to consummate our transaction with SBC. Our access to capital markets as well as the cost of our borrowings are affected by our debt ratings. The third quarter rating actions discussed above and further debt rating downgrades will require us to pay higher rates on certain existing debt and have required us to post cash collateral for certain interest-rate swaps in which we were in a net payable position. Additionally, if our debt ratings are further downgraded, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at December 31, 2004. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers.

     The SBC merger agreement provides that we cannot incur additional indebtedness over $100 million in the aggregate or issue equity or convertible securities without the prior consent of SBC. Without limitation, this could materially limit our ability to make drawings under our $1 billion dollar credit facility, to increase the amount of our financing of accounts receivable under our securitization facility, to issue commercial paper, or to utilize our universal shelf registration statement for financing purposes. In addition, the merger agreement requires us to pay a special dividend in excess of $1 billion in connection with the closing of the transaction. The combination of the requirement to reserve cash to pay the special dividend and the restriction on our ability to utilize sources of liquidity, could have a material adverse affect on our liquidity position. In addition, the SBC merger agreement contains restrictions on our ability to enter into derivatives contracts without the prior consent of SBC.

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

     - mergers and acquisitions, and

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

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of our business strategies,

     - the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the invalidity of portions of the FCC's Triennial Review Order,

     - the risks associated with technological requirements; wireless, internet, VoIP or other technology substitution and changes, and other technological developments,

     - the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

     - the uncertainties created by the proposed acquisition of our company by SBC,

     - the impact of our decision to shift away from our traditional consumer and long distance businesses,

     - the impact of the significant recent reductions in the number of our employees,

     - the results of litigation filed or to be filed against us, and

     - the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.

ITEM 2.  PROPERTIES.

WHAT DO WE OWN?

     Our physical properties consist primarily of plant and equipment used to provide communications services. Our properties also include administrative office buildings. We own and lease properties to support our offices, facilities and equipment.

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

ITEM 3.  LEGAL PROCEEDINGS.

HOW MIGHT PENDING LEGAL PROCEEDINGS AFFECT US?

     In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters on December 31, 2004. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our annual consolidated financial position or results of operations.

     We were named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Courts for the District of New Jersey filed on behalf of persons who purchased our common stock from October 25, 1999 through May 1, 2000. The consolidated lawsuit asserted claims under Section 10(b) and Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, as amended, and alleges, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The consolidated complaint sought unspecified damages. After several days of trial, we settled this lawsuit for $100 million. While we denied any wrongdoing asserted against us, we settled this lawsuit to avoid the uncertainty of a jury verdict and the expense of continuing the litigation to the end of the trial and through the appeal process. Our liability for this settlement will be shared equally between us and Comcast.

     We have also been named as a defendant in another consolidated group of securities class actions filed in the United States District Court for the Southern District of New York, filed on behalf of investors who purchased shares in the AT&T Wireless initial public offering from April 26, 2000 through May 1, 2000. This consolidated action asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934, as amended, and alleges that we made materially false and misleading statements and omitted to state material facts in the initial public offering prospectus about our future business prospects. The plaintiffs seek unspecified damages. We believe that the lawsuit is without merit and intend to defend it vigorously.

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

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home shareholders against AT&T, At Home, and the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the Board of Directors of At Home was reorganized, and we agreed to give Cox and Comcast rights to sell their At Home shares to us. These actions have been consolidated by the court and are subject to a stay. AT&T's liability for any such suits would be shared equally between us and Comcast. In March 2002, a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. We believe that these lawsuits are without merit and intend to defend them vigorously.

     The creditors of At Home filed a preference action against AT&T in the At Home bankruptcy proceeding pending in California federal court. The complaint alleges that we should be viewed as an insider of At Home. On this theory, At Home seeks to avoid one year's worth of payments to us as opposed to the non-insider ninety-day period prior to the filing of the bankruptcy petition. The plaintiffs seek damages of approximately $89.6 million from AT&T and Comcast. We believe that this action is without merit and intend to defend it vigorously.

     Thirty putative class actions have been filed in various jurisdictions around the country challenging the manner in which we disclose FCC-imposed universal service fund charges to our customers and recoup those charges from our customers. The plaintiffs in each lawsuit seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously.

     More than thirty class actions have been brought against us throughout the country in which the plaintiffs have asserted superior property rights with respect to railroad right of way corridors on which we have installed fiber optic cable under agreements with the various railroads. Although we deny any liability, we have engaged in settlement negotiations concerning the so-called "active line" claims and any remaining "abandoned line" claims that have been consolidated and are pending in Indiana federal court. We have settled claims on a state-by-state basis and obtained final approval of such claims in Ohio, Connecticut, Wisconsin, Maryland, Virginia, Delaware, West Virginia, Idaho, Massachusetts and Michigan. In addition, in January of 2005 we obtained preliminary approval for settlements in Vermont, Minnesota, Kansas, Maine and Texas and final fairness hearings to approve the settlements are scheduled in May for Vermont and Minnesota and July for Kansas, Maine and Texas. We also anticipate using these settlements as a template for settling claims in other states. None of the current settlements or the settlements we are currently planning involve claims along railroad right of way obtained under federal land grant statutes nor do they address claims that are based upon the installation of fiber optic cable in pipeline or other utility right of way.

     We filed an application for a declaratory ruling with the FCC to decide the issue of whether phone-to-phone Internet protocol telephony is exempt from paying access charges. The FCC ruled against us, and as a result, we began paying terminating access charges on our long distance phone-to-phone Internet protocol telephony calls. In its decision, the FCC did not make any determination regarding the appropriateness of retroactive application of its ruling. The FCC left the matter to be decided on a fact specific, case-by-case basis. Following the FCC ruling, Qwest Communications International Inc. (Qwest) filed a lawsuit in federal district court in Colorado in which it asserted a claim alleging that we avoided interstate and intrastate access charges by delivering long distance calls to Qwest for termination over Qwest's local facilities. Qwest is seeking "tens of millions of dollars in access charges" from us. SBC filed a lawsuit in federal district court in Missouri asserting claims similar to those asserted against us by Qwest. SBC is seeking $141 million in access charges. Although other carriers have expressed an intention to make similar claims, to date no other lawsuits have been filed. In our view, our total potential exposure could be as much as $250 million if we were required to make payments retroactively. We believe we have a number of defenses to these claims and intend to defend against them vigorously.

     Qwest has filed a claim against us seeking payment of approximately $60 million in alleged undercharges in connection with terminating toll free calls. We dispute the allegations of these claims and believe that we have acted consistently with the terms and conditions of our underlying agreements with Qwest. In addition, we believe that Qwest's claims have been released in the ordinary course of business between Qwest and us. To the extent that Qwest may be entitled to any damages, such damages cannot be substantiated at this time.

     In February 2005, the FCC ruled against AT&T in its petition for a declaratory ruling that our enhanced prepaid card service is an interstate information service. The FCC did not agree with our position that intrastate access charges should not apply to calls made using an enhanced prepaid card when (1) the prepaid card platform is located outside the state in which either the calling or the called party is located and (2) the called party receives an advertisement from the platform which constitutes a separate interstate communication. The FCC also did not agree with our position that our enhanced prepaid card service is an information service, and held that it is a telecommunications service and that we had to make Universal Service Fund (USF) contributions on revenue derived from the service. Since we did not pay USF and paid lower interstate access rates, these savings have permitted us to sell prepaid cards at prices below what otherwise would have been possible. The recent adverse ruling by the FCC on the prepaid card petition will increase the future cost of providing the types of prepaid cards that were addressed in the FCC decision and may materially adversely affect future sales of prepaid cards. In addition, the FCC ruling directs AT&T to pay "past due" universal service amounts, including late fees invoiced by the Universal Service Administrator, and exposes us to potential retroactive liability for intrastate access charges. Accordingly, we accrued $553 million as of December 2004 for these matters. We intend to appeal the FCC decision to a federal Court of Appeals.

     Following this FCC decision, Qwest filed a lawsuit against us in Colorado federal court relating to this issue, asserting claims for breach of federal and state tariffs, unjust enrichment, fraudulent misrepresentation and breach of contract. Qwest seeks unspecified damages. We intend to vigorously defend this and any similar cases that may be filed.

     Former executives of MediaOne and US West filed a lawsuit against us in Delaware State court, alleging that we purportedly breached certain contractual obligations we allegedy had to preserve the value of stock options originally available to officers and directors of MediaOne and US West at the time of the MediaOne merger with us in June of 2000. The plaintiffs seek unspecified damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

     Certain participants in our pension plan filed a class action in New Jersey federal court, asserting claims pursuant to the Employee Retirement Income Security Act of 1974. These claims relate to changes we made in our pension plan and the manner in which we communicated information concerning those changes to the plan's participants. The plaintiffs seek unspecified damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

     There is one pending environmental proceeding by a government authority that is required to be reported pursuant to Instruction 5.C. of Item 103 of Regulation S-K. We have entered into a consent decree with the U.S. Department of Justice, which has submitted it for approval by the U.S. District Court for the District of the Virgin Islands, under which AT&T would pay a civil penalty of $450,000, in connection with the construction in 1999 of a breakwater in St. Thomas, U.S. Virgin Islands, without a federal permit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

     Our common stock (ticker symbol "T") is listed on the New York Stock Exchange, as well as the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges in the U.S., and on the Euronext-Paris and the IDR (International Depository Receipt) in Brussels as well as the London and Geneva stock exchanges. As of December 31, 2004, we had approximately 799 million shares outstanding, held by approximately 2.3 million shareowners.

     For additional information about the market price and dividends related to our common stock, see Note 17 to the Consolidated Financial Statements included in Item 8 to this Annual Report.

     In November 2004 we issued shares of our common stock for use under our Shareowner Dividend Reinvestment and Stock Purchase Plan (DRISPP) which exceeded by 119,247 the number of shares that were remaining for issuance under the S-3 shelf registration statement then in effect for the DRISPP. The aggregate proceeds from these issuances were $2,072,883.

     The following table contains information about our purchases of our equity securities during the fourth quarter of 2004.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                MAXIMUM NUMBER
                                                                                                (OR APPROXIMATE
                                                                          TOTAL NUMBER OF      DOLLAR VALUE) OF
                                                                         SHARES (OR UNITS)      SHARES OR UNITS
                                       TOTAL NUMBER                      PURCHASED AS PART      THAT MAY YET BE
                                       OF SHARES (OR    AVERAGE PRICE       OF PUBLICLY         PURCHASED UNDER
                                          UNITS)        PAID PER SHARE   ANNOUNCED PLANS OR      THE PLANS OR
PERIOD                                PURCHASED(1)(2)     (OR UNIT)           PROGRAMS             PROGRAMS
------                                ---------------   --------------   ------------------   -------------------
October 1, 2004 to October 31,
  2004..............................       15,512          $15.2374              0                     0
                                          -------          --------              --                    --
November 1, 2004 to November 30,
  2004..............................      437,535          $17.1620              0                     0
                                          -------          --------              --                    --
December 1, 2004 to December 31,
  2004..............................       52,735          $18.7363              0                     0
                                          -------          --------              --                    --
  Total.............................      505,782          $17.2671              0                     0
                                          -------          --------              --                    --

--------------------------------------------------------------------------------

(1) Represents restricted stock units redeemed to pay taxes related to the vesting of restricted stock units awarded under employee benefit plans.

(2) Does not include shares purchased in the open market by the trustee of the DRISPP as follows: 22,072 shares in November at an average price paid per share of $18.05 and 27,689 shares in December at an average price paid per share of $19.08, the total average price paid per share being $18.62.

ITEM 6.  SELECTED FINANCIAL DATA

                          AT&T CORP. AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA

                                              2004      2003      2002       2001       2000
                                            --------   -------   -------   --------   --------
                                                               (UNAUDITED)
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS DATA:
Revenue...................................  $ 30,537   $34,529   $37,827   $ 42,197   $ 46,850
Operating (loss) income...................   (10,088)    3,657     4,361      7,832     12,793
(Loss) income from continuing
  operations..............................    (6,469)    1,863       963     (2,640)     9,532
(Loss) Income from Continuing Operations
  and (Loss) Earnings per Share:
AT&T Common Stock Group:(1)
  (Loss) income...........................  $ (6,469)  $ 1,863   $   963   $     71   $  8,044
  (Loss) earnings per basic share.........     (8.14)     2.37      1.29      (0.91)     11.54
  (Loss) earnings per diluted share.......     (8.14)     2.36      1.26      (0.91)     11.01
  Cash dividends declared per share.......      0.95      0.85      0.75       0.75     3.4875
Liberty Media Group:(1)
  (Loss) income...........................        --        --        --   $ (2,711)  $  1,488
  (Loss) earnings per basic and diluted
     share................................        --        --        --      (1.05)      0.58
BALANCE SHEET DATA:
Property, plant and equipment, net........  $ 11,509   $24,376   $25,604   $ 26,803   $ 26,083
Total assets-continuing operations........    32,804    47,988    55,437     62,329     90,293
Total assets..............................    32,804    47,988    55,437    165,481    242,802
Long-term debt............................     8,779    13,066    18,812     24,025     13,572
Total debt................................    10,665    14,409    22,574     34,159     42,338
Shareowners' equity.......................     7,019    13,956    12,312     51,680    103,198
Debt ratio(2).............................      60.3%     50.8%     64.7%      86.3%     122.1%
OTHER INFORMATION:
Employees -- continuing operations(3).....    47,600    61,600    71,000     77,700     84,800
AT&T year-end stock price per share.......  $  19.06   $ 20.30   $ 26.11   $  37.19   $  27.57

---------------

(1) In connection with the March 9, 1999, merger with Tele-Communications, Inc., AT&T issued separate tracking stock for Liberty Media Group (LMG). LMG was accounted for as an equity investment prior to its split-off from AT&T on August 10, 2001. There were no dividends declared for LMG tracking stock. AT&T Common Stock Group results exclude LMG.

(2) Debt ratio reflects debt from continuing operations as a percentage of total capital, excluding discontinued operations and LMG, (debt plus equity, excluding LMG and discontinued operations).

(3) Data provided excludes LMG.

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

     - mergers and acquisitions, and

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

     - the ability to establish a significant market presence in new geographic and service markets,

     - the availability and cost of capital,

     - the impact of any unusual items resulting from ongoing evaluations of our business strategies,

     - the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

     - the invalidity of portions of the FCC's Triennial Review Order,

     - the risks associated with technological requirements; wireless, Internet, Voice over Internet Protocol (VoIP) or other technology substitution and changes; and other technological developments,

     - the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

     - the uncertainties created by the proposed acquisition of our company by SBC Communications Inc.,

     - the impact of our decision to shift away from our traditional consumer long distance businesses,

     - the impact of the significant recent reductions in the number of our employees,

     - the results of litigation filed or to be filed against us, and

     - the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.

     The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T's consolidated results of operations for the years ended December 31, 2004, 2003 and 2002, and financial condition as of December 31, 2004 and 2003.

OVERVIEW

     On many levels, 2004 was a historic year for AT&T Corp (AT&T). We saw a continuation of the industry challenges experienced over the past few years. Ongoing competitive factors included substitution, oversupply and pricing pressure. In addition, 2004 brought fundamental changes in the regulatory environment. In June 2004, provisions of the Telecommunications Act of 1996, which provided a means for long distance companies like AT&T to compete in the local telephone markets by leasing elements of other companies' local networks at economic rates, were radically altered. As a result, we made a decision in July 2004, to no longer compete for traditional residential local and long distance customers. While we will continue to serve our existing customer base, we will no longer invest to acquire new residential customers. This strategic shift triggered an evaluation of our long-lived assets, and in the third quarter of 2004, we recorded an $11.4 billion impairment charge.

     The start of 2005 is bringing historic changes as well. In January 2005, we announced an agreement in which SBC Communications Inc. (SBC) would acquire AT&T. We believe the combination of these

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

companies will create a premier communications and networking company. This agreement is subject to AT&T shareholder and a variety of regulatory approvals; however, we expect the transaction to close in late 2005 or early 2006.

     During 2004, we continued our momentum of reducing costs, but also invested in systems and technologies that provide a range of process, efficiency and automation initiatives for our customers and us. We targeted the specific needs of these business customers by offering them an unmatched depth and breadth of products and services and an end-to-end global solutions set including voice, data, hosting, access, business continuity, Internet protocol and enhanced (IP&E) services and managed services.

     In 2004, we also continued our deleveraging efforts to strengthen our financial position by reducing total debt $3.7 billion, or more than 25%, largely as a result of early redemptions of debt.

     Despite our efforts, we continued to be negatively impacted by industry and economic factors and our 2004 results reflect these impacts. Business long distance revenue declined significantly as competition has led to lower prices in both retail and wholesale markets and loss of market share in the small and medium-sized business markets. In addition, long distance volumes were essentially flat, as the decline we experienced in the retail markets driven by competition and product substitution was largely offset by growth in wholesale markets. Our wholesale business represents sales of long distance voice services to resellers such as other long distance companies, local phone service providers, wireless carriers and cable companies. In 2004, the rate of growth in wholesale declined as the level of new wholesale contracts slowed. However, as retail volumes decline, wholesale volumes continue to become a larger percentage of total business volumes and represented 55% of the total in 2004, compared with 50% in 2003 and 37% in 2002.

     Competition also negatively impacted revenue from data products. We will continue to experience declines in long distance and data as we expect competition to continue to result in lower prices.

     The increase in wholesale volumes, as a percentage of total volumes, created pressure on the operating income margin, as this business has a lower margin than the retail long distance business due to substantially lower rates per minute. Operating income margin was also negatively impacted by growth in some of our advanced services, such as IP&E. Our focus on new services, while essential to our business strategy, will continue to have a negative impact on operating income margin for AT&T Business Services given the lower margin associated with these new services compared with our declining legacy products of retail long distance voice and data services.

     AT&T Consumer Services' long distance voice business has experienced similar trends to those of AT&T Business Services. Stand-alone long distance voice services revenue has continued to decline due to competition and technology substitution (customers using wireless or Internet services in lieu of a wireline call). In addition, customers continued to migrate to lower-priced calling plans and to bundled calling plans. Customers that migrate to bundled calling plans negatively impact stand-alone long distance revenue, but positively contribute to growth in bundled revenue, although generally to a lesser degree, as bundled long distance pricing is lower. Due to our decision to no longer invest to acquire new residential local and long distance customers, the negative trends in stand-alone long distance are expected to accelerate in 2005. However, unlike 2004 and 2003, we do not expect migration to bundled calling plans to mitigate these declines to the same degree.

     Company-wide reductions within costs of services and products, and selling, general and administrative expenses are indicative of our success in controlling costs. As part of our efforts, we reduced total headcount by 23%, which partially benefited 2004, but will more significantly benefit 2005. Much of this headcount reduction was facilitated by the investments we made to streamline our processes that allowed us to cut costs, while also enhancing the customer experience.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Other costs such as access and other connection expenses, which represent the costs we pay to other services providers to connect calls using their facilities, are less subject to our control given they are based on rates generally set by governmental agencies. Many of these costs are volume driven and as volumes of lower-priced services increase, these costs increase as a percentage of revenue, generating a negative impact to profit margins. In order to control these costs, we continually search for alternate ways of connecting to our customers.

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

     ESTIMATED USEFUL LIVES OF PLANT AND EQUIPMENT -- We estimate the useful lives of plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of our telecommunications plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets, rather than for each individual asset as would be utilized under the unit method. The estimated life of the group is reviewed annually after discussions with network engineers and a review of activity levels within the asset categories. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. A one-year decrease or increase in the useful life of these assets would have increased or decreased depreciation expense by approximately $0.5 billion and $0.3 billion, respectively.

     RECOVERY OF LONG-LIVED ASSETS (OTHER THAN GOODWILL) -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group. In order to determine if the asset or asset group is recoverable, we determine if the expected future cash flows directly related to the asset or asset group are less than the carrying amount of the asset or asset group. If so, we then determine if the carrying amount of the asset or asset group exceeds its fair value. We determine fair value using estimated discounted cash flows. The discounted cash flows calculation uses various assumptions and estimates regarding future revenue, expenses and cash flows projections over the estimated remaining useful life of the asset or asset group. These forecasts are subject to changes in external factors including adverse regulatory and legal rulings. In the third quarter of 2004, we announced a strategic change in business focus, which created a "triggering event" for a review of our long-lived assets. As a result of this review, we determined that an impairment charge of $11.4 billion, representing the difference between the fair value of the asset group and its carrying value, was required. The use of different assumptions within our discounted cash flows model when determining fair value, including the selection of the discount rate, could result in different valuations for our

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

long-lived assets. A one percentage point increase or decrease in the discount rate would have increased or decreased the impairment by approximately $0.4 billion. Additionally, a one percentage point increase or decrease in the estimated annual undiscounted cash flows utilized in our assessment would have decreased or increased the impairment by approximately $0.1 billion.

     RECOVERY OF GOODWILL -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimate fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. These forecasts are subject to changes in external factors including adverse regulatory and legal rulings. Under the market approach, fair value is determined by a comparison to similar businesses (or guideline companies). Selection of guideline companies requires management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill. In the third quarter of 2004, we announced a strategic change in business focus, which resulted in a "triggering event" for a review of our goodwill. At the time this review was undertaken, the fair value of our AT&T Business Services reporting unit exceeded its carrying value by $1.3 billion and the fair value of our AT&T Consumer Services reporting unit exceeded its carrying value by $2.1 billion; accordingly, no impairment of goodwill was required. The carrying values of the reporting units already reflected long-lived asset impairments recognized in the third quarter in connection with the same "triggering event." Our annual testing of goodwill is traditionally performed in the fourth quarter of each fiscal year; however, our third quarter review satisfied our annual review requirement based on the satisfaction of certain criteria outlined in SFAS No. 142.

     ACCESS AND OTHER CONNECTION EXPENSES -- We use various estimates and assumptions to determine the amount of access and other connection expenses recognized during any reporting period. Switched access costs are accrued utilizing estimated rates by product, formulated from historical data and adjusted for known rate changes and volume levels, which are estimated for certain products and known for other products. Such estimates are adjusted monthly to reflect newly available information, such as rate changes and new contractual agreements. Bills reflecting actual incurred information are generally not received until three to nine months subsequent to the end of the reporting period, at which point a final adjustment is made to the accrued switched access expense. Dedicated access costs are estimated based on the number of circuits and the average projected circuit costs, based on historical data adjusted for rate changes. These costs are adjusted to reflect actual expenses over the three months following the end of the reporting period as bills are received. As of December 31, 2004, approximately $1.1 billion was accrued relating to our estimated switched and dedicated access costs.

     PENSION AND POSTRETIREMENT BENEFITS -- The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis utilizing several different assumptions. A significant assumption used in determining our net pension cost (income) and postretirement benefit expense is the expected long-term rate of return on plan assets. In 2004, we used an expected long-term rate of return of 8.5%. For 2005, this rate was reduced 25 basis points to 8.25% for pension assets and 75 basis points to 7.75% for postretirement assets. In determining these rates, we considered the current and projected investment portfolio mix and estimated long-term investment returns for each asset class. The projected portfolio mix of plan assets is developed in consideration of the expected duration of related plan obligations and, as such, is more heavily weighted toward equity investments, including public and private equity positions. The actual average return on pension plan assets over the last 10 and 15 years has been 12.4% and

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

11.0% per annum, respectively. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets. Asset gains and losses resulting from actual returns that differ from our expected returns are recognized in the market-related value of assets evenly over a five-year period. The market-related value is constrained to be within 85% to 115% of the fair market value of assets. The market-related value of plan assets of the pension and postretirement benefit plans as of December 31, 2004, was approximately $18.9 billion, about $2.0 billion lower than the related fair value of plan assets. The expected return on assets of the pension and postretirement benefit plans included in 2004 operating income was income of $1.6 billion. Holding all other factors constant, a 50 basis point decrease or increase in the expected long-term rate of return on plan assets would have decreased or increased 2004 operating income by approximately $0.1 billion.

     Another significant estimate is the discount rate used in the annual actuarial valuation of pension and postretirement benefit plan obligations. In determining the appropriate discount rate at year end, we considered the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As a result of the plan curtailments that occurred in the third quarter, the assets and liabilities of our pension and postretirement plans were remeasured at September 30, 2004, and the discount rate used was reduced 25 basis points to 5.75%. This rate remained unchanged as of December 31, 2004. Changes to the discount rate do not have a material impact on our results of operations; however, the discount rate does impact the benefit obligations. Holding all other factors constant, a 50 basis point decrease or increase in the discount rate would increase or decrease the projected pension and postretirement benefit obligations by approximately $1.2 billion.

     INCOME TAXES -- Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A one percentage point increase in the enacted federal income tax rate as of December 31, 2004, would have increased net loss by approximately $10 million. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers available carryback capacity, prior years' results of operations, estimates of future taxable income, the character of income needed to realize future tax benefits, and all available evidence both negative and positive. The valuation allowance was $0.6 billion at December 31, 2004. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our financial condition and results of operations in future periods, as well as final review of our tax returns by taxing authorities, which, as a matter of course, are regularly audited by federal, state and foreign tax authorities.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The comparison of 2003 results with 2002 results was impacted by events pertaining to our investment in AT&T Latin America. For the period August 28, 2000, through December 31, 2002, our interest in AT&T Latin America was fully consolidated in our results. In December 2002, we signed a non-binding term-sheet for the sale of our 69% economic interest (95% voting interest) in AT&T Latin America and began accounting for AT&T Latin America as an asset held for sale (the operations of AT&T Latin America did not qualify for treatment as a discontinued operation). As a result, we recorded an impairment charge of $1.0 billion to write down AT&T Latin America's assets and liabilities to fair value. The operating losses of AT&T Latin America for 2003 are reflected in asset impairment and net restructuring and other charges. On April 21, 2003, AT&T Latin America filed for Chapter 11 bankruptcy and on June 30, 2003, the AT&T appointed members of the AT&T Latin America Board of Directors resigned. They were replaced with three new independent directors. This action resulted in the deconsolidation of AT&T Latin America as of June 30, 2003.

     Our consolidated financial statements reflect AT&T Broadband as a discontinued operation. AT&T Broadband was spun-off on November 18, 2002. Accordingly, the revenue, expenses and cash flows of AT&T Broadband have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows, and have been reported through the date of separation as net (loss) from discontinued operations and as net cash (used in) discontinued operations.

 REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services..................................   $22,582     $25,075     $26,672
AT&T Consumer Services..................................     7,904       9,400      11,413
Corporate and Other.....................................        51          54        (258)
                                                           -------     -------     -------
Total revenue...........................................   $30,537     $34,529     $37,827
                                                           =======     =======     =======

     Total REVENUE decreased 11.6%, or $4.0 billion, in 2004 compared with 2003, and decreased 8.7%, or $3.3 billion, in 2003 compared with 2002. The decrease in both years was largely driven by continued declines in stand-alone long distance voice revenue of approximately $3.9 billion in 2004 and $4.0 billion in 2003, reflecting increased competition, which has led to lower prices and loss of market share in AT&T Consumer Services and small- and medium-sized business markets. In addition, stand-alone long distance revenue was negatively impacted by substitution and customer migration to lower-priced products and calling plans. These declines were partially offset by strength in business wholesale volumes, predominantly in 2003. Total long

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

distance voice volumes (including long distance volumes sold as part of a bundled offer) decreased approximately 5% in 2004, primarily due to declines in business retail and consumer volumes, partially offset by growth in lower-priced business wholesale volumes. Total long distance voice volumes increased approximately 4% in 2003, as growth in business wholesale volumes more than offset the declines in business retail and consumer volumes. Also contributing to the 2004 and 2003 revenue declines was lower data services revenue in AT&T Business Services of $0.9 billion and $0.5 billion, respectively, mostly driven by competitive pricing pressure, weak demand and technology migration, primarily in bandwidth and packet services. In addition, lower outsourcing and professional services revenue of $0.3 billion in 2004 and $0.5 billion in 2003, contributed to the revenue declines.

     Partially offsetting the declines in total revenue, was an increase in bundled services revenue (primarily local and long distance voice) in AT&T Consumer Services of approximately $0.7 billion in 2004 and $0.9 billion in 2003, resulting from subscriber growth. Also positively contributing to total revenue was AT&T Business Services local revenue, which increased $0.2 billion in 2004 and $0.3 billion in 2003 and IP&E services revenue, which increased $0.2 billion in 2004 and $0.3 billion in 2003. The local services revenue growth in 2004 was positively impacted by a reciprocal compensation settlement.

     In 2005, we expect total revenue to be between $25 billion and $26 billion, as stand-alone long distance voice revenue and data services revenue will continue to be negatively impacted by ongoing competition and the associated pricing pressure, and product substitution, coupled with declines in AT&T Business Services local voice revenue and AT&T Consumer Services bundled revenue due to our shift in focus away from these products as a result of changes in the regulatory environment.

     Revenue by segment is discussed in greater detail in the Segment Results section.

 OPERATING EXPENSES

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Access and other connection............................   $ 10,454     $10,797     $10,790
Costs of services and products.........................      7,074       7,625       8,363
Selling, general and administrative....................      6,557       7,379       7,988
Depreciation and amortization..........................      3,768       4,870       4,888
Asset impairment and net restructuring and other
  charges..............................................     12,772         201       1,437
                                                          --------     -------     -------
Total operating expenses...............................   $ 40,625     $30,872     $33,466
                                                          ========     =======     =======
Operating (loss) income................................   $(10,088)    $ 3,657     $ 4,361
Operating margin.......................................      (33.0)%      10.6%       11.5%

     Included within ACCESS AND OTHER CONNECTION EXPENSES are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the Federal Communications Commission (FCC). We pay domestic access charges to local exchange carriers to complete long distance calls carried across the AT&T network and originated or terminated on a local exchange carrier's network. We also pay local connectivity charges for leasing components of local exchange carrier networks in order to provide local service to our customers. International connection charges paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses. Universal Service Fund contributions are charged to all telecommunications carriers by the FCC based on a percentage of state-to-state and international services revenue to provide affordable services to eligible customers. In addition, the FCC assesses charges on a per-

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

line basis. Since most of the Universal Service Fund contributions and per-line charges are passed through to the customer, a reduction in these rates generally results in a corresponding reduction in revenue.

     Access and other connection expenses decreased $0.3 billion, or 3.2%, in 2004 compared with 2003. Domestic access charges for 2004 included $0.6 billion of access charges and Universal Service Fund contributions relating to our enhanced prepaid card service, accrued as a result of the February 2005 FCC ruling (see note 14 to the consolidated financial statements for additional information). Domestic access charges for 2003 included a $0.1 billion access expense adjustment to reflect the proper estimate of the liability relating to access costs incurred in 2001 and 2002. Excluding these charges, domestic access charges declined $1.0 billion in 2004, primarily due to lower Universal Service Fund contributions of $0.3 billion resulting from the decline in long distance revenue, and lower average rates of $0.3 billion. The lower rates, which include the impact of settlements were due in part to a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as from rate negotiations and more efficient network usage. Also contributing to the decline were lower costs of $0.2 billion due to lower overall volumes and changes in product mix of $0.2 billion (including whether calls are interstate versus intrastate). The declines in domestic access charges were partially offset by increased local connectivity costs of $0.3 billion, primarily as a result of subscriber increases due to increased penetration into existing states and new state entries during 2004.

     In 2005, we expect access and other connection expenses to be lower than in 2004, primarily due to lower volumes expected from declines in customer levels at AT&T Consumer Services and small business markets, in part driven by our strategic decision in 2004 to shift our focus away from traditional consumer services and changes in the regulatory environment, as well as due to our ongoing efforts to manage our network and negotiate lower rates and continued changes in product mix.

     Access and other connection expenses increased 0.1%, or $7 million, in 2003 compared with 2002. Access charges for 2003 included a $0.1 billion access expense adjustment to reflect the proper estimate of the liability relating to access costs incurred in 2001 and 2002. Excluding this adjustment, domestic access charges declined $0.5 billion in 2003, primarily due to more efficient network usage and product mix aggregating $0.4 billion. In addition, the decline was due to lower Universal Service Fund contributions of $0.2 billion resulting from the decline in long distance voice revenue and lower per-line charges of $0.1 billion due to a decline in customer levels. These declines in domestic access charges were partially offset by higher costs of $0.2 billion as a result of overall long distance volume growth. Also contributing to the decline in access and other connection expenses were lower international connection charges of $0.1 billion, primarily as a result of lower rates. These declines were partially offset by an increase in local connectivity costs of $0.5 billion, primarily due to local subscriber increases resulting from new state entries and growth in existing markets.

     COSTS OF SERVICES AND PRODUCTS include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including the cost of equipment sold.

     Costs of services and products decreased $0.6 billion, or 7.2%, in 2004 compared with 2003. Approximately $0.4 billion of the decline was attributable to the overall impact of lower revenue and related costs, including cost cutting initiatives, primarily headcount reductions. Also contributing to the decline was a lower provision for uncollectible receivables of $0.3 billion resulting from improved collections and lower revenue. These declines were partially offset by $0.1 billion due to the impact of a weak U.S. dollar.

     We expect costs of services and products will continue to decline in 2005, driven by our ongoing cost control efforts and lower expected revenue.

     Costs of services and products decreased $0.7 billion, or 8.8%, in 2003 compared with 2002. Approximately $0.6 billion of the decline was attributable to the overall impact of lower revenue and related costs, including cost cutting initiatives. Also contributing to the decline was a lower provision for uncollectible

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

receivables of $0.4 billion resulting from lower revenue and improved collections, as well as lower expenses of $0.1 billion resulting from the deconsolidation of our AT&T Latin America subsidiary. These declines were partially offset by $0.2 billion due to the impact of a weak U.S. dollar and $0.1 billion of increased postretirement and pension costs resulting from a lower expected long-term rate of return on plan assets and the effects of lower actual plan assets.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased $0.8 billion, or 11.1%, in 2004 compared with 2003. The decline was primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers, impacted in part by our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services, totaling $0.6 billion. Cost control efforts included headcount reductions as well as continued process improvements. The year-over-year decline also reflected $0.2 billion of lower marketing and acquisition spending, as a result of our change in strategy, somewhat offset by increased advertising and marketing spending on new initiatives, primarily our Voice over Internet Protocol (VoIP) offering. These declines were partially offset by a $50 million legal accrual recorded in 2004, associated with the settlement of an AT&T shareholder class action lawsuit (see note 14 to the consolidated financial statements for additional information).

     We expect SG&A expenses will continue to decline in 2005, primarily as a result of headcount reductions and other cost reduction efforts, as well as lower advertising and marketing spending, primarily due to our decision in 2004 to stop investing in traditional consumer services.

     SG&A expenses decreased $0.6 billion, or 7.6%, in 2003 compared with 2002. The decline was primarily attributable to cost control efforts throughout AT&T, as well as reduced customer care volumes at AT&T Consumer Services resulting from a reduction in the number of residential customers, totaling $0.6 billion. Cost control efforts included headcount reductions, lower long distance and brand advertising and promotional spending, and other process improvements. In addition, expenses decreased $0.1 billion in connection with the deconsolidation of AT&T Latin America. Such declines were partially offset by $0.1 billion of increased pension and postretirement costs, primarily resulting from a lower expected long-term rate of return on plan assets in 2003 and the effects of lower actual plan assets, as well as approximately $0.1 billion of increased marketing, customer care and sales expenses associated with new local service offerings by AT&T Consumer Services.

     DEPRECIATION AND AMORTIZATION EXPENSES decreased $1.1 billion, or 22.6%, in 2004 compared with 2003. The decrease was primarily attributable to asset impairment charges of $11.4 billion recorded in the third quarter of 2004, which decreased depreciation and amortization expense by approximately $1.1 billion.

     In 2005, we expect depreciation and amortization expenses to decrease compared with 2004, as a result of the full year impact of the asset impairment charges recorded in the third quarter of 2004 and reduced levels of capital expenditures in recent years.

     Depreciation and amortization expenses decreased $18 million, or 0.4%, in 2003 compared with 2002. The decreases were primarily due to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," lower depreciation associated with our AT&T Latin America subsidiary which was classified as an asset held for sale in December 2002, and lower asset impairments in 2003. These declines were largely offset by an increase in the asset base.

     Total capital expenditures were $1.8 billion, $3.4 billion and $3.9 billion for 2004, 2003 and 2002, respectively. The 2003 amount includes $0.4 billion recorded in connection with the adoption of Financial Accounting Standards Board
(FASB) Interpretation (FIN) No. 46, "Consolidation of Variable Interest
Entities -- an Interpretation of Accounting Research Bulletin No. 51." The decreases in expenditures reflect the completion, in prior years, of infrastructure related projects. We continue to focus the majority of our

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

capital spending, primarily associated with meeting customer demands and process improvements, on our advanced services offerings of IP&E services and data services, both of which include managed services. We expect capital expenditures to be approximately $1.5 billion in 2005.

     ASSET IMPAIRMENT AND NET RESTRUCTURING AND OTHER CHARGES of $12.8 billion for 2004 were comprised of $11.5 billion of asset impairment charges and $1.3 billion of net business restructuring and other obligations. Charges in the amount of $12.0 billion were recorded in AT&T Business Services, $0.2 billion in AT&T Consumer Services and $0.6 billion in the Corporate and Other group.

     The asset impairment charges of $11.5 billion primarily reflect third quarter asset impairments of $11.4 billion as a result of an evaluation of our long-lived assets, including property, plant and equipment and internal-use software (the asset group). In addition, we recorded real estate impairment charges of $0.1 billion related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charge was recorded to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sales of these properties have been completed.

     The third quarter evaluation resulted from the July 2004 announcement of a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. We performed an evaluation of the asset group as of July 1, 2004, as this strategic change created a "triggering event" necessitating such a review. In assessing impairments for long-lived assets, we follow the provisions of SFAS No. 144. We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.

     In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11.4 billion represented the difference between the fair value of the asset group and its carrying value. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.

     AT&T Business Services recorded impairment charges of $11.3 billion resulting in reductions to property, plant and equipment of $11.0 billion, internal-use software of $0.3 billion, other purchased intangibles of $15 million and other long-lived assets of $5 million. AT&T Consumer Services recorded impairment charges of $59 million resulting in reductions to property, plant and equipment of $11 million and internal-use software of $48 million.

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

     The strategic change in business focus also created a "triggering event" for a review of our goodwill. We follow the provisions of SFAS No. 142 for determining impairments. SFAS No. 142 indicates that if other

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.

     The goodwill impairment test requires us to estimate the fair value of our overall business enterprise at the reporting unit level. Our reporting units are AT&T Business Services and AT&T Consumer Services. We estimated fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilized estimated long-term revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses (or guideline companies). We then compared the carrying value of our reporting units to their fair value. Since the fair value of our reporting units exceeded their carrying amounts, no goodwill impairment charge was recorded.

     The net restructuring and other obligations of $1.3 billion for 2004 were primarily comprised of $1.2 billion of net employee separations (of which $0.3 billion related to benefit plan curtailment costs) and $0.1 billion of facility closing obligations. The exit plans will impact approximately 12,600 employees (the majority of which will be involuntary) across the company. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Approximately 60% of the employees impacted by these exit plans are managers. About 60% of the affected employees had left their positions as of December 31, 2004. We anticipate that the remaining employees will exit our business by the end of 2005. These exit plans did not yield cash savings (net of severance benefit payouts) or a benefit to operating income (net of the restructuring charges recorded) in 2004; however, we expect to realize approximately $1.2 billion of annual cash savings and benefit to operating income in subsequent years, upon completion of the exit plans. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.

     As we continue to evaluate our cost structure and improve processes, further workforce reductions are anticipated to occur during 2005, and are expected to result in the recognition of additional charges.

     In 2003, net restructuring and other charges of $0.2 billion primarily consisted of separation costs associated with our management realignment efforts. The net charge included $0.1 billion related to AT&T Business Services, $26 million related to AT&T Consumer Services and $38 million related to the Corporate and Other group. The separations were involuntary and impacted approximately 2,000 managers. These activities were partially offset by the reversal of $17 million of excess vintage employee separation liabilities.

     In 2002, asset impairment and net restructuring and other charges were $1.4 billion, which included a $1.0 billion charge for the impairment of the net assets of our consolidated subsidiary, AT&T Latin America, a $0.2 billion impairment charge related to certain Digital Subscriber Line (DSL) assets and net business restructuring charges of $0.2 billion. Charges in the amount of $1.2 billion were recorded in AT&T Business Services, $0.2 billion were recorded in AT&T Consumer Services and $23 million were recorded in the Corporate and Other group.

     In December 2002, our Board of Directors approved a plan sell our approximate 95% voting stake in AT&T Latin America. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this action, we recorded a $1.0 billion asset impairment charge to write down AT&T Latin America's assets to fair value. This charge was recorded within our AT&T Business Services segment.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The impairment charge of $0.2 billion recorded in 2002 relating to certain DSL assets (including internal-use software, licenses and property, plant and equipment) that would not be utilized as a result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we signed an agreement with Covad Communications to offer DSL services over its network. As a result, the assets in these areas were impaired. This charge was recorded within our AT&T Consumer Services segment.

     Net business restructuring and other charges of $0.2 billion recorded in 2002 consisted of new exit plans totaling $0.4 billion and reversals of liabilities associated with prior years' exit plans of $0.2 billion. The new plans primarily consisted of $0.3 billion for employee separation costs ($28 million of which was recorded as a pension liability associated with management employees to be separated in 2002, which was funded from the pension trust) and $39 million of facility closing reserves. These exit plans separated slightly more than 4,800 employees; approximately one-half of whom were management employees. The majority of these employee separations were involuntary and were largely the result of improved processes and automation in the provisioning and maintenance of services for business customers.

     The $0.2 billion reversals primarily consisted of $0.1 billion of employee separation costs (approximately $48 million of which was reversed from the pension liability) and $26 million related to prior plan facility closings that were deemed to be no longer necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given industry conditions at that time, as well as the redeployment of certain employees to different functions.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2004         2003         2002
                                                           --------      -------      -------
                                                                 (DOLLARS IN MILLIONS)
Other (expense) income, net..............................   $(144)        $191         $(77)

     OTHER (EXPENSE) INCOME, NET, in 2004 was expense of $0.1 billion, compared with income of $0.2 billion in 2003. The unfavorable variance of $0.3 billion can primarily be attributed to $0.2 billion of higher losses associated with the early repurchase of long-term debt in 2004, compared with 2003. Additionally, investment related income declined $0.1 billion in 2004 compared with 2003 due to lower market returns.

     We continue to hold $0.5 billion of investments in leveraged leases, including leases of commercial aircraft, which we lease to domestic airlines, as well as aircraft related companies. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, we could record additional losses associated with our aircraft lease portfolio. In addition, in the event of bankruptcy or renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and, accordingly, a cash tax expense.

     Other (expense) income, net, in 2003 was income of $0.2 billion compared with expense of $0.1 billion in 2002. The favorable variance of $0.3 billion can primarily be attributed to $0.3 billion of lower impairment charges recorded in 2003 compared with 2002. In 2002, due to the occurrence of several airline bankruptcies, write downs were recorded on certain aircraft leases that are accounted for as leveraged leases. In 2003, ongoing difficulties in the airline industry resulted in the write downs of the residual values of certain aircraft. The lower impairment charges related to these leases and aircraft in 2003 compared with 2002 favorably impacted other income by $0.2 billion in 2003. Also, in 2003, investment-related impairment charges declined $0.1 billion, primarily driven by the impairment of Time Warner Telecom in 2002. Our investment in Time Warner Telecom was subsequently sold in 2003. Further contributing to the favorable other income variance was higher investment-related income of $0.1 billion, largely reflecting improved market returns on certain holdings. Partially offsetting these favorable variances were losses of $0.1 billion on the early call and repurchase of long-term debt in 2003. This loss was comprised of $0.3 billion associated with the early call and

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

repurchase of long-term debt instruments, partially offset by a $0.2 billion gain on the early retirement of exchangeable notes that were indexed to AT&T Wireless common stock. Also offsetting the favorable variance was a decline in settlements associated with business dispositions, primarily reflecting reimbursements from Comcast Corporation (Comcast) in 2002 in connection with the debt exchange completed in conjunction with the spin-off of AT&T Broadband.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           2004        2003         2002
                                                          -------    ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Interest (expense)......................................   $(803)     $(1,158)     $(1,448)

     INTEREST EXPENSE decreased $0.4 billion, or 30.7%, in 2004 compared with 2003 and decreased $0.3 billion, or 20.0%, in 2003 compared with 2002. The declines were reflective of significant early debt redemptions and scheduled debt maturities, with minimal new debt issuances during 2004 and 2003. These declines were partially offset by the impact of interest rate step-ups on certain bonds as a result of long-term debt rating downgrades.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2004       2003        2002
                                                           --------    -------    ---------
                                                                (DOLLARS IN MILLIONS)
Benefit (provision) for income taxes.....................   $4,560      $(816)     $(1,587)
Effective tax rate.......................................     41.3%      30.3%        56.0%

     The EFFECTIVE TAX RATE is the BENEFIT (PROVISION) FOR INCOME TAXES as a percentage of (loss) income from continuing operations before income taxes.

     The 2004 effective tax benefit rate was positively impacted by approximately 3.6 percentage points due to the reversal of the valuation allowance we recorded in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, the associated valuation allowance was no longer required and we recorded an income tax benefit of $0.4 billion in 2004.

     The 2003 effective tax rate was positively impacted by approximately 5.3 percentage points due to the recognition of approximately $0.1 billion of tax benefits associated with refund claims related to additional research and experimentation tax credits generated in prior years, which received governmental approval in 2003. In addition, the 2003 effective tax rate was positively impacted by approximately 1.5 percentage points due to the recognition of tax benefits in connection with the exchange and sale of our remaining interest in AT&T Wireless common stock.

     The 2002 effective tax rate was adversely impacted by approximately 14.9 percentage points due to the $1.0 billion impairment charge recorded in 2002 relating to our interest in AT&T Latin America for which no tax benefit was recorded. Also negatively impacting the 2002 rate was the impact of AT&T Latin America's losses from operations for which no tax benefit was recorded because realization of a tax benefit was not likely to occur and the losses were not includable in our consolidated income tax return.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            2004         2003         2002
                                                           ------       ------       ------
                                                                (DOLLARS IN MILLIONS)
Minority interest income.................................    $1           $1          $114

     MINORITY INTEREST INCOME represents the net losses attributable to the equity that minority holders have in less than 100% owned consolidated subsidiaries of AT&T. The income in 2002 relates primarily to AT&T Latin America. In December 2002, the losses attributable to the minority holders of AT&T Latin America

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

exceeded the remaining equity of those minority holders; therefore in 2003, losses of AT&T Latin America were no longer allocated to the minority holders. Also in 2003, AT&T Latin America filed for Chapter 11 bankruptcy and the AT&T appointed members of the AT&T Latin America Board of Directors resigned. This resulted in the deconsolidation of AT&T Latin America.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          2004         2003         2002
                                                         ------       ------       -------
                                                               (DOLLARS IN MILLIONS)
Net earnings (losses) related to equity investments....    $5          $(12)        $(400)

     NET EARNINGS (LOSSES) RELATED TO EQUITY INVESTMENTS, which are recorded net of income taxes, were losses of $0.4 billion in 2002, primarily due to after-tax charges of $0.4 billion ($0.5 billion pretax) related to the estimated loss on our commitment to purchase the shares of AT&T Canada we did not own. The charges reflected further deterioration in the underlying value of AT&T Canada, as well as accretion of the floor price of our obligation to purchase AT&T Canada shares. We satisfied this purchase obligation in 2003. See note 7 to the consolidated financial statements for additional information.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                          2004       2003         2002
                                                         ------      -----      ---------
                                                              (DOLLARS IN MILLIONS)
Net (loss) from discontinued operations, net of income
  taxes................................................  $  --       $(13)      $(14,513)
Gain on disposition of discontinued operations.........  $  --       $ --       $  1,324

     NET (LOSS) FROM DISCONTINUED OPERATIONS for 2003 reflected an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corp. (NCR), which was spun-off from AT&T in 1996. NCR was formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, we are required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in 2003, we recorded our estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, our actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. We are liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

     Net (loss) from discontinued operations in 2002 includes a loss of $14.5 billion from the discontinued operations of AT&T Broadband (which was primarily comprised of the AT&T Broadband segment), which was spun-off to AT&T shareowners on November 18, 2002.

     Net (loss) from discontinued operations in 2002 also included an estimated loss on the litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996 and accounted for as a discontinued operation. Sparks, et al. v. AT&T and Lucent et al., was a class action lawsuit filed in 1996 in Illinois state court. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. We believe that AT&T and Lucent have complied with all of the

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

terms and conditions of the settlement agreement and court order. In accordance with the separation and distribution agreement between AT&T and Lucent, our estimated proportionate share of the settlement and legal costs recorded in 2002 totaled $33 million after taxes ($45 million pretax).

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                           2004          2003         2002
                                                          -------       ------       -------
                                                                (DOLLARS IN MILLIONS)
Cumulative effect of accounting changes.................   $  --          $15         $(856)

     When we adopt new accounting standards issued by the FASB, the impact, if any, of changing from the previous accounting principle to the new accounting principle is recorded as the CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE.

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

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," resulting in $42 million of income, net of income taxes of $26 million, as the cumulative effect of this accounting principle. This standard requires that obligations that are legally enforceable and unavoidable, and are associated with the retirement of tangible long-lived assets, be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Historically we included in our group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, the cumulative effect impact primarily reflects the reversal of such amounts accrued in accumulated depreciation at the time of adoption.

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

     Our existing segments reflect certain managerial changes that were implemented during 2004. The changes primarily include the transfer of our remaining payphone business from the AT&T Consumer Services segment to the AT&T Business Services segment.

     We continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

AT&T BUSINESS SERVICES

     AT&T Business Services provides a variety of global communications services to large domestic and multinational businesses, government agencies and small- and medium-sized businesses. AT&T Business' services include long distance, international, toll-free and local voice, including wholesale transport services (sales of services to service resellers, such as other long distance companies, local service providers, wireless carriers and cable companies), as well as data services and IP&E services. Data services and IP&E services are broad categories of services in which data (e.g., e-mail, video or computer file) is transported from one location to another. Data services include bandwidth services (dedicated private line services through high-capacity optical transport) and packet services. In packet services, data is divided into efficiently sized components and transported between packet switches until it reaches its final destination, where it is reassembled. IP&E services include all services that ride on the IP common backbone or that use IP technology, including managed Internet services, Virtual Private Networks as well as application services (e.g., hosting). AT&T Business Services also provides outsourcing solutions and other professional services.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Revenue(1)(2)
  Long distance voice..................................   $  9,526     $11,199     $12,368
  Local voice..........................................      1,673       1,484       1,155
                                                          --------     -------     -------
Total voice............................................     11,199      12,683      13,523
  Data services........................................      6,693       7,620       8,146
  IP&E services........................................      2,330       2,102       1,791
                                                          --------     -------     -------
Total data services and IP&E services..................      9,023       9,722       9,937
Outsourcing, professional services and other...........      2,360       2,670       3,212
                                                          --------     -------     -------
Total revenue..........................................   $ 22,582     $25,075     $26,672
Operating (loss) income................................   $(10,079)    $ 1,895     $ 1,973
Capital additions......................................      1,701       3,185       3,716

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................   $20,621     $34,202

---------------

(1) Revenue in 2002 included internal revenue of $323 million, which represented sales to AT&T Broadband through November 18, 2002, the date of disposition. Subsequent to the disposition, sales to AT&T Broadband, now Comcast, are recorded as external revenue.

(2) Revenue includes equipment and product sales of $334 million, $301 million and $379 million in 2004, 2003 and 2002, respectively.

REVENUE

     AT&T Business Services revenue decreased $2.5 billion, or 9.9%, in 2004 compared with 2003 and decreased $1.6 billion, or 6.0%, in 2003 compared with 2002. The decrease in both periods reflects continued pricing pressure and declines in retail volumes, as well as terminations and reductions in scope of outsourcing contracts. These declines were partially offset by growth in wholesale volumes and strength in IP&E services and local services. The local services growth in 2004 was positively impacted by a reciprocal compensation settlement. Revenue growth in 2003 was negatively impacted by AT&T Latin America, which was fully consolidated in 2002, but not in 2003.

     Long distance voice revenue declined $1.7 billion, or 15.0%, in 2004 compared with 2003 and declined $1.2 billion, or 9.4%, in 2003 compared with 2002. The decline in both periods was driven by decreases in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, reflecting the impacts of competition and product substitution, which has led to a loss of market share in the small- and medium-sized business markets. Partially offsetting these declines was an increase in lower-priced wholesale minutes, although the rate of growth in 2004 was significantly lower than the rate in 2003. Total long distance volumes were essentially flat in 2004 and grew approximately 11% in 2003.

     Data services revenue declined $0.9 billion, or 12.2%, in 2004 compared with 2003 and declined $0.5 billion, or 6.4%, in 2003 compared with 2002. The declines were primarily driven by competitive pricing pressure, weak demand and technology migration, primarily in data bandwidth and packet services in both 2004 and 2003, as well as weak demand in international managed data services in 2003. The acceleration in the rate of decline in 2004 compared with the rate in 2003 is reflective of the aggressive pricing environment, which led to an increased level of price competition in 2004.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     IP&E services revenue increased $0.2 billion, or 11.0%, in 2004 compared with 2003 and rose $0.3 billion, or 17.2%, in 2003 compared with 2002. The increase in 2004 is primarily attributed to a growth in advanced services, such as Enhanced Virtual Private Network (E-VPN) and IP-enabled frame. Both of these products are technologically superior to data bandwidth and packet services products and reflect customer migration to better technology. The increase in 2003 was primarily due to growth in managed Internet services, an increased customer base associated with Web hosting, and growth in E-VPN. Excluding equipment and product sales, IP&E services revenue grew 11.8% and 15.8%, in 2004 and 2003, respectively.

     Outsourcing, professional services and other revenue declined $0.3 billion, or 11.6%, in 2004 compared with 2003 and declined $0.5 billion, or 16.9%, in 2003 compared with 2002. The decline in both periods was primarily due to customers terminating outsourcing contracts and reducing the scope of contracts. The 2003 decline also reflects the impact of AT&T Latin America, which was consolidated in 2002, but not in 2003.

     Local voice services revenue grew $0.2 billion, or 12.7%, in 2004 compared with 2003 and grew $0.3 billion, or 28.4%, in 2003 compared with 2002. Revenue for 2004 was positively impacted by a $97 million reciprocal compensation settlement (revenue generated when local exchange carriers use our local network to terminate calls). Excluding this settlement, local services revenue grew 6.2% in 2004. The growth in 2004 primarily reflects growth in our All in One bundle offer. However, the rate of growth in this offer has declined compared with 2003 as a result of increased price competition and our decision to begin scaling back our marketing efforts in the small business markets, which primarily impacts local voice revenue. The growth in 2003 reflects our continued focus on increasing the utilization of our existing footprint. There were approximately
4.7 million, 4.5 million and 3.6 million access lines in service at the end of 2004, 2003 and 2002, respectively.

     In 2005, we expect to see continued pricing pressure in retail and wholesale voice and data services, which will more than offset the anticipated growth in wholesale volumes. In addition, as we continue to scale back our marketing efforts, we expect revenue from our small business customers to decline several hundred million dollars in 2005, which will be primarily reflected in local voice services revenue.

 OPERATING (LOSS) INCOME

     Operating (loss) income declined $12.0 billion in 2004 compared with 2003, primarily driven by $11.9 billion of higher asset impairment and net restructuring and other charges resulting almost entirely from the third quarter 2004 asset impairment charges. As a result of these asset impairment charges, 2004 results include a $1.0 billion net benefit due to lower depreciation on the impaired assets, partially offset by lower network-related charges to AT&T Consumer Services. In addition, the 2004 operating (loss) reflects decreases in long distance and data services resulting mainly from continued competitive pricing pressures, partially offset by ongoing cost control efforts.

     In 2003, operating income declined $0.1 billion, or 3.9%, compared with 2002, primarily due to the decrease in the long distance voice business resulting from the impact of continued declines in the average price per minute and declining retail volumes tied to the weak economy and substitution. The decline in operating income was also impacted by a $0.1 billion access expense adjustment recorded in the third quarter of 2003. Largely offsetting these declines were lower asset impairment and net restructuring and other charges due to the $1.0 billion 2002 AT&T Latin America impairment charge and ongoing cost control efforts.

     Operating margin was (44.6)% in 2004, 7.6% in 2003 and 7.4% in 2002. Asset impairment and net restructuring and other charges negatively impacted the operating margin by 48.7, 0.5 and 4.5 percentage points in 2004, 2003 and 2002, respectively. Excluding the impact of the charges, the downward margin trend is primarily reflective of the declining higher margin long distance retail voice and data businesses coupled with a shift to lower margin products, such as advanced and wholesale services.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     In 2005, we expect operating income and margin to continue to decline as a result of the competitive pricing environment and the continued shift to lower margin products, despite our continued focus on reducing costs.

  OTHER ITEMS

     Capital additions were $1.7 billion, $3.2 billion and $3.7 billion in 2004, 2003 and 2002, respectively. Capital additions continued to decline as a result of our ongoing disciplined focus on capital spending. During 2004, approximately one third of our spending related to capitalized software, as we continued to invest in process improvements and initiatives to improve the customer experience. In addition, we continued to invest in IP&E services and data services, both of which included managed services.

     Total assets decreased $13.6 billion, or 39.7%, at December 31, 2004, compared with December 31, 2003, primarily driven by lower net property, plant and equipment as a result of asset impairment charges recorded in the third quarter 2004 and depreciation expense for the year, partially offset by capital expenditures. In addition, total assets reflect lower accounts receivable resulting from improved cash collections and revenue declines.

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

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2004     2003     2002
                                                            ------   ------   -------
                                                              (DOLLARS IN MILLIONS)
Revenue
  Stand-alone long distance voice services and other......  $5,161   $7,401   $10,299
  Bundled services........................................   2,743    1,999     1,114
                                                            ------   ------   -------
Total revenue.............................................  $7,904   $9,400   $11,413
Operating income..........................................  $  832   $2,056   $ 2,584
Capital additions.........................................  $   42   $   74   $   127

                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2004     2003
                                                              -----   -------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Total assets................................................  $743    $1,062

  REVENUE

     AT&T Consumer Services revenue declined $1.5 billion, or 15.9%, in 2004 compared with 2003, and declined $2.0 billion, or 17.6%, in 2003 compared with 2002. The decline in both periods was primarily due to stand-alone long distance voice services, which decreased $2.2 billion to $4.9 billion in 2004 and declined $2.9 billion to $7.1 billion in 2003, largely due to the impact of ongoing competition, which has led to a loss of market share, and substitution. In addition, stand-alone long distance voice services have been negatively

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

impacted by the continued migration of customers to lower priced optional calling plans and other products, such as bundled services. Partially offsetting the declines in stand-alone long distance voice services were pricing actions taken, including a monthly fee that we began billing in mid-2003 to recover costs, including certain access and other connection charges and property taxes. Partially offsetting the overall decline was an increase in bundled services revenue, which increased $0.7 billion and $0.9 billion in 2004 and 2003, respectively, reflecting an increase in subscribers primarily due to penetration in existing markets, as well as entry into new markets. The increase in bundled services revenue includes amounts previously incorporated in stand-alone long distance voice services revenue for existing customers that migrated to bundled offers.

     Total long distance volumes (including long distance volumes sold as part of a bundle) declined approximately 20% in 2004 and 17% in 2003, respectively, as a result of competition and wireless and Internet substitution.

     In 2004, nearly 5% of AT&T Consumer Services total revenue and more than 50% of prepaid card revenue was related to a contract with Wal-Mart, Inc. (Wal-Mart), which was renewed on December 1, 2004. If this contract is not further renewed at the next renewal date, December 31, 2005 (subject to early termination if certain events occur), AT&T Consumer Services revenue would be adversely affected if we are unsuccessful in selling the cards through a different channel. We are currently evaluating the prospective impact of the February 2005 FCC prepaid card ruling and assessing whether we will pass the related Universal Service Fund costs to our customers. In the event that we decide to increase our rates, under certain circumstances, Wal-Mart may choose to terminate this contract. However, we have the right to match any offer made by a competitor and continue the existing contract.

     As a result of changes in regulatory policy governing local telephone service in 2004, we announced we will be shifting our focus away from traditional consumer services, such as residential telephone services, and we will no longer invest to acquire new residential local and long distance customers. We will continue to provide our existing customers with quality service. As a result of this announcement and the continued negative impacts of competition (including the continued penetration of Regional Bell Operating Companies into the long distance market), substitution and customer migration to lower-priced calling plans and products, we expect AT&T Consumer Services revenue decline to accelerate in 2005.

  OPERATING INCOME

     Operating income declined $1.2 billion, or 59.5%, in 2004 compared with 2003 and declined $0.5 billion, or 20.5%, in 2003 compared with 2002. Operating margin declined to 10.5% in 2004 from 21.9% in 2003 and 22.6% in 2002. As a result of the February 2005 FCC ruling, operating income for 2004 included $0.6 billion of domestic access charges relating to our enhanced prepaid card service, which negatively impacted the operating margin by 7.0 percentage points (see note 14 to the consolidated financial statements for additional information). Operating income for 2004 also included asset impairment and net restructuring and other charges of $189 million, compared with $26 million in 2003 and $211 million in 2002. As a result of the third quarter 2004 asset impairment charges, operating income for 2004 included a $76 million benefit due to lower depreciation on assets impaired by AT&T Consumer Services, as well as lower network-related charges from AT&T Business Services. The 2004 asset impairment and net restructuring and other charges negatively impacted the operating margin by 1.5 percentage points. Excluding the impacts of the access charges accrued in connection with our enhanced prepaid card service and the asset impairment and net restructuring and other charges, the operating margin declines were primarily due to lower revenue coupled with increased local connectivity expenses in both years. During 2004, costs of services and products and selling, general and administrative expenses experienced a greater rate of decline than revenue, reflecting the impact of cost controls and lower marketing and customer acquisition spending as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. During 2003, selling, general

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

and administrative costs experienced a slower rate of decline than revenue, primarily due to initial costs incurred to enter new markets in bundled services.

 OTHER ITEMS

     Total assets declined $0.3 billion to $0.7 billion at December 31, 2004, primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections, as well as decreases in internal-use software and property, plant and equipment, net, primarily due to the third quarter 2004 asset impairment charges and net depreciation expense for the year.

CORPORATE AND OTHER

     This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2004    2003    2002
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Revenue.....................................................  $  51   $  54   $(258)
Operating (loss)............................................  $(841)  $(294)  $(196)
Capital additions...........................................  $  24   $ 223   $  63

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................   $11,440     $12,724

 REVENUE

     Corporate and Other revenue was negative $0.3 billion in 2002, primarily due to eliminations of internal revenue prior to the spin-off of AT&T Broadband in November 2002.

 OPERATING (LOSS)

     In 2004, operating (loss) was $(0.8) billion compared with $(0.3) billion in 2003. The increase in operating (loss) was primarily due to higher asset impairment and net restructuring and other charges of $0.5 billion, primarily due to $0.4 billion of higher benefit plan curtailment and employee separation costs, as well as $0.1 billion of real estate impairment charges to write-down held-for-sale facilities, all of which have been sold.

     In 2005, we expect up to $0.2 billion of incremental expenses in Corporate and Other, excluding any net restructuring charges, primarily related to higher pension plan costs.

     In 2003, operating (loss) was $(0.3) billion compared with $(0.2) billion in 2002. This increase was primarily due to higher compensation and benefit costs reflecting higher postretirement and pension expense, driven in part by a lower expected rate of return on plan assets, the effects of lower actual plan assets and a lower discount rate. These increases were partially offset by transaction costs associated with AT&T's restructuring recorded in 2002 and an asset impairment charge recorded in 2002.

 OTHER ITEMS

     Capital additions were $0.2 billion in 2003 primarily due to property, plant and equipment recorded in connection with the adoption of FIN 46 on July 1, 2003.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Total assets decreased $1.3 billion to $11.4 billion at December 31, 2004. This decrease was primarily driven by a lower cash balance of $1.0 billion at December 31, 2004, primarily resulting from debt repurchases and scheduled repayments during the year.

FINANCIAL CONDITION

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................   $32,804     $47,988
Total liabilities...........................................   $25,785     $34,032
Total shareowners' equity...................................   $ 7,019     $13,956

     TOTAL ASSETS decreased $15.2 billion, or 31.6%, to $32.8 billion at December 31, 2004, compared with $48.0 billion at December 31, 2003, largely driven by a reduction in property, plant and equipment of $12.9 billion, resulting from asset impairment charges and depreciation during the year, partially offset by capital expenditures. In addition, exclusive of a $0.7 billion reclassification of restricted cash and hedge receivable to other current assets relating to debt maturing in 2005, other assets declined $1.2 billion, primarily due to a decrease in internal-use software resulting from amortization during the year and an impairment charge, partially offset by capital additions. Additionally, other assets declined due to the settlement of foreign currency swaps associated with Euro debt repurchases. Accounts receivable declined $0.8 billion, driven by improved cash collections and lower revenue. Also contributing to the decline in total assets was a decrease in cash and cash equivalents of $0.7 billion. See "Liquidity" for a discussion of the decline in cash and cash equivalents.

     TOTAL LIABILITIES decreased $8.2 billion, or 24.2%, to $25.8 billion at December 31, 2004, from $34.0 billion at December 31, 2003. The decrease was due in part to a $4.0 billion reduction in deferred income taxes, primarily associated with the tax benefit recorded for the impairments of property, plant and equipment and internal-use software during the year. The decrease in total liabilities was also largely attributable to lower debt balances of $3.7 billion, reflecting the early retirement of $2.7 billion face value of debt and $0.4 billion of associated mark-to-market adjustments, coupled with scheduled repayments of debt amounting to $1.2 billion, partially offset by a $0.4 billion increase in short-term borrowings. Accounts payable and accrued expenses declined $0.5 billion due to lower year-end capital and other accruals. Partially offsetting these declines was an increase in total short-term and long-term compensation and benefit-related liabilities of $0.2 billion, primarily attributable to higher net reserves for employee separations, partially offset by a reduction in other accruals.

     TOTAL SHAREOWNERS' EQUITY decreased $6.9 billion, or 49.7%, to $7.0 billion at December 31, 2004, from $14.0 billion at December 31, 2003. This decrease was primarily due to the net loss for the year, largely driven by the asset impairment charges recorded, coupled with dividends declared.

LIQUIDITY

  CASH FLOW OVERVIEW

     Cash and cash equivalents decreased $0.7 billion during 2004, to $3.7 billion, primarily reflecting over $4.2 billion in debt repayments, including nearly $2.7 billion in early redemptions. Capital expenditures of $1.8 billion also contributed to the cash decline. Cash generated by operating activities of $5.5 billion partially offset this cash utilization.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Cash flows:
Provided by operating activities of continuing
  operations............................................   $ 5,512     $ 8,530     $10,483
(Used in) investing activities of continuing
  operations............................................    (1,704)     (3,101)     (1,429)
(Used in) financing activities of continuing
  operations............................................    (4,463)     (9,090)     (6,041)
(Used in) discontinued operations.......................        --          --      (5,679)
                                                           -------     -------     -------
Net (decrease) in cash and cash equivalents.............   $  (655)    $(3,661)    $(2,666)
                                                           =======     =======     =======

     Net cash provided by OPERATING ACTIVITIES of continuing operations was $5.5 billion in 2004, a decline of $3.0 billion, from $8.5 billion in 2003, driven in part by the declining stand-alone long distance voice and data businesses. This downward trend in cash generated by operating activities was also impacted by income taxes, specifically $25 million of payments in 2004, compared with $1.2 billion of refunds in 2003. Favorably impacting cash flows in 2004 compared with 2003, was our continued focus on streamlining our processes and controlling costs, as well as a $0.4 billion decline in interest payments primarily resulting from our ongoing deleveraging efforts.

     Net cash provided by operating activities of continuing operations was $8.5 billion in 2003, a decline of $2.0 billion, from $10.5 billion in 2002. This is reflective of the decline in our stand-alone long distance voice and data businesses. This decline was partially offset by a $0.4 billion increase in income tax receipts and a $0.3 billion decline in interest payments resulting from our ongoing deleveraging efforts. Our continued focus on streamlining our processes and controlling costs also offset this decline.

     Our INVESTING ACTIVITIES of continuing operations resulted in a net use of cash of $1.7 billion in 2004 compared with $3.1 billion in 2003 and $1.4 billion in 2002. During 2004, we spent $1.8 billion on capital expenditures. During 2003, we spent $3.2 billion on capital expenditures, made payments of $0.2 billion to British Telecommunications plc (BT) primarily associated with assets we assumed that BT originally contributed to our Concert joint venture, and received $0.1 billion of proceeds from the sale of our remaining AT&T Wireless shares. During 2002, we spent $3.9 billion on capital expenditures, paid $3.4 billion to settle the AT&T Canada obligation and received a $5.8 billion distribution from AT&T Broadband in conjunction with its spin-off. The declining trend in capital expenditures reflects the completion, in prior years, of infrastructure related projects and focused spending on advanced services.

     During 2004, net cash used in FINANCING ACTIVITIES of continuing operations was $4.5 billion, compared with $9.1 billion in 2003 and $6.0 billion in 2002. During 2004, we made net payments of $4.2 billion to reduce debt (including redemption premiums and foreign currency mark-to-market revaluations), primarily due to our ongoing deleveraging efforts, and paid dividends of $0.8 billion. Included in other financing activities was the receipt of approximately $0.5 billion for the settlement of combined interest rate foreign currency swap agreements in conjunction with the early repayment of Euro notes in 2004 (such repayment is included as retirement of long-term debt).

     In 2003, we made net payments of $9.3 billion to reduce debt, including early termination of debt and paid dividends of $0.6 billion. Reflected as an other financing item was the receipt of approximately $0.2 billion cash collateral related to favorable positions of certain combined interest rate foreign currency swap agreements, as well as $0.5 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the scheduled repayment of Euro debt in November 2003 (such repayment is included as retirement of long-term debt). During 2002, we made net payments of $8.2 billion to reduce debt, paid dividends of $0.6 billion, and received $2.7 billion from the issuance of AT&T common stock, primarily due to the sale of 46 million shares in the second quarter of 2002, the proceeds of which were used in October 2002 to settle a portion of our obligation to the AT&T Canada shareholders.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  WORKING CAPITAL AND OTHER SOURCES OF LIQUIDITY

     At December 31, 2004, our working capital ratio (current assets divided by current liabilities) was 1.03.

     At December 31, 2004, we had a $1.0 billion syndicated 364-day credit facility available to us that was entered into on October 6, 2004. No borrowings are currently outstanding under the facility. Up to $0.5 billion of the facility can be utilized for letters of credit, which reduces the amount available. At December 31, 2004, approximately $0.2 billion of letters of credit were outstanding under the facility. Additionally, the credit facility contains financial covenants that require us to meet a total debt-to-EBITDA (defined as operating income plus depreciation and amortization excluding any asset impairment or net restructuring and other charges) ratio not exceeding 2.25 to 1 (calculated pursuant to the credit facility) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the credit facility) for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2004, we were in compliance with these covenants.

     During 2004, we renewed our AT&T Consumer Services and AT&T Business Services 364-day customer accounts receivable securitization facilities, both of which extend through July 2005. Together, the programs provided up to $1.35 billion of available financing at December 31, 2004, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitizations are recorded as borrowings and are included in short-term debt. Approximately $0.3 billion was outstanding at December 31, 2004. The facilities require us to meet a debt-to-EBITDA ratio not exceeding 2.25 to 1 (calculated pursuant to the agreements) and an EBITDA-to-net interest expense ratio not exceeding 3.50 to 1 (calculated pursuant to the agreements) for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2004, we were in compliance with these covenants.

     We anticipate continuing to fund our operations in 2005 primarily with cash from operations, as well as cash and cash equivalents on hand; however, we expect cash from operations to decline in 2005 compared with 2004. If competition and product substitution accelerate beyond current expectations and/or economic conditions worsen or do not improve, our cash flows from operations would decrease, negatively impacting our liquidity. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations. Sources of liquidity, in addition to our substantial cash and cash equivalents on hand, include $2.4 billion remaining under a universal shelf registration; the $1.35 billion securitization program (limited by eligible receivables); and the $1.0 billion credit facility. In light of the third quarter 2004 short-term credit rating downgrades discussed below, there is no longer any assurance that we will continue to have any significant access to the commercial paper market. In addition, based on our request, Standard & Poor's (S&P) and Moody's Investors Services, Inc. (Moody's) have withdrawn our short-term credit ratings. The maximum amount of commercial paper outstanding during 2004 was approximately $1.0 billion. At December 31, 2004, there was no commercial paper outstanding. We cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required. The SBC merger agreement provides that we cannot incur additional indebtedness over $100 million in the aggregate or issue equity or convertible securities without the prior consent of SBC. Without limitation, this could materially limit our ability to make drawings under our $1 billion credit facility, to increase the amount of our financing of accounts receivable under our securitization facility, to issue commercial paper, or to utilize our universal shelf registration statement for financing purposes. In addition, the merger agreement requires us to pay a special dividend in excess of $1.0 billion in connection with the closing of the transaction. The combination of the requirement to reserve cash to pay the special dividend and the restriction on our ability to utilize sources of liquidity, could have a material adverse affect on our liquidity position. However, we expect to have sufficient liquidity from cash on hand and cash from operations to fund all liquidity needs including the special dividend and announced debt buyback (see "Subsequent Events") through the expected closing of the merger without any additional borrowings or financings.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  CREDIT RATINGS AND RELATED DEBT IMPLICATIONS

     During the third quarter of 2004, our long-term and short-term credit ratings were lowered by S&P, Moody's and Fitch Ratings (Fitch), as reflected in the table below. The rating actions by S&P and Moody's triggered a 100 basis point interest rate step-up on approximately $6.4 billion in original face value of debt outstanding as of December 31, 2004 (current carrying value of $6.7 billion). This step-up was effective for interest payment periods that began in November 2004, which resulted in increased interest expense of approximately $8 million in 2004. The interest rate step-ups are expected to increase interest expense by approximately $67 million in 2005. As of December 31, 2004, our credit ratings were as follows:

CREDIT RATING AGENCY                        SHORT-TERM RATING   LONG-TERM RATING   OUTLOOK
--------------------                        -----------------   ----------------   --------
Standard & Poor's.........................          B                 BB+          Negative
Fitch.....................................          B                 BB+          Negative
Moody's...................................         NR                 Ba1          Negative

     As a result of the SBC merger announcement, on January 31 and February 1, 2005, Fitch and S&P's, respectively, put our long-term debt ratings on "watch positive" and removed the "outlook negative." On January 31, 2005, Moody's placed our long-term debt rating on review for possible upgrade and removed the "outlook negative." In addition, based on our request, S&P and Moody's withdrew our short-term credit ratings.

     Our access to capital markets, as well as the cost of our borrowings, are affected by our debt ratings. The third quarter rating actions discussed above and further debt rating downgrades will require us to pay higher rates on certain existing debt and have required us to post cash collateral for certain interest-rate swaps in which we were in a net payable position.

     Additionally, if our debt ratings are further downgraded, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at December 31, 2004. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers.

     AT&T Corp. is generally the obligor for debt issuances. However, there are some instances in which AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, is approximately $0.4 billion at December 31, 2004, and is included within short-term and long-term debt.

  CASH REQUIREMENTS

     Our cash needs for 2005 will be primarily related to capital expenditures, repayment of debt, the payment of dividends and income tax related payments. We expect our capital expenditures in 2005 will be approximately $1.5 billion. In addition, we expect income tax payments will be significantly higher in 2005 compared with 2004.

     AT&T anticipates contributing approximately $0.5 billion to the U.S. postretirement benefit plans in 2005. We expect to contribute approximately $30 million to our U.S. nonqualified pension plan in 2005. No contribution is expected for our U.S. qualified pension plans in 2005.

  CONTRACTUAL CASH OBLIGATIONS

     The following summarizes AT&T's contractual cash obligations and commercial commitments at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

payments in specific years. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contract. Since termination penalties would not be paid in every year, such penalties are excluded from the table. (See notes 2 and 3 to the table.) Other long-term liabilities were included in the table based on the year of required payment or an estimate of the year of payment. Such estimate of payment is based on a review of past trends for these items, as well as a forecast of future activities. Certain items were excluded from the table below as the year of payment is unknown and could not be reliably estimated since past trends were not deemed to be an indicator of future payment. (See note 4 to the table.)

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                                    LESS THAN    2-3      4-5      AFTER
                                           TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                          -------   ---------   ------   ------   -------
Contractual Obligations                                (DOLLARS IN MILLIONS)
Long-term debt, including current
  maturities(1).........................  $10,012    $1,280     $1,669   $  904   $6,159
Capital lease obligations...............      105        16         20       12       57
Operating leases........................    1,609       364        539      364      342
Unconditional purchase
  obligations(2)(3).....................      807       297        180      111      219
Other long-term obligations reflected in
  the balance sheet at December 31,
  2004(4)(5)............................      926        --        216      186      524
                                          -------    ------     ------   ------   ------
Total contractual cash obligations......  $13,459    $1,957     $2,624   $1,577   $7,301
                                          =======    ======     ======   ======   ======

---------------

(1) Impact of discounts and derivative instruments included in debt amounts on the balance sheet are excluded from the table. These debt amounts include revaluations on our foreign currency denominated debt of $0.3 billion in both 2005 and 2006. We have entered into foreign exchange contracts, recorded in other current assets and other assets, which hedge our exposure to these foreign currency revaluations.

(2) We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discounted rates, we assessed our minimum commitment based on penalties to exit the contracts, assuming we exited the contracts on December 31, 2004. At December 31, 2004, the penalties we would have incurred to exit all of these contracts would have been $1.3 billion. Such termination penalties decline throughout the lives of the contracts, and could be $0.9 billion in 2005, $0.9 billion in the aggregate for 2006 and 2007 and $0.2 billion in the aggregate for 2008 and 2009, assuming all contracts are exited. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain.

(3) We calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. If we elect to exit these contracts, termination fees for all such contracts in the year of termination could be approximately $467 million in 2005, $421 million in the aggregate for 2006 and 2007, $68 million in the aggregate for 2008 and 2009, or $1 million, in the aggregate, thereafter. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain.

(4) Other long-term liabilities of $1.6 billion and deferred income taxes of $1.4 billion have been excluded from the above table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor for such payments. Also, long-term liabilities totaling $0.6 billion have been excluded from the above table as settlement of such liabilities will not require the use of cash.

(5) Certain long-term benefit-related liabilities, including pensions, postretirement health and welfare benefits and postemployment benefit obligations are appropriately recorded on the balance sheet at present value. The accrued liability, which is impacted by various actuarial assumptions, will differ from the sum of future value of estimated payments. Estimated payments, including payments to fund the benefit trusts, are $1.2 billion in the aggregate for 2006 and 2007; $1.1 billion in the aggregate for 2008 and 2009 and $6.0 billion, thereafter, and differs from the obligation recognized on the balance sheet by $5.0 billion. Although we provide various employee benefit plans, programs and arrangements to our employees, we reserve the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. Accordingly, these amounts have been excluded from the above table, as we are not legally obligated for such cash outflows. See notes 11 and 12 to the consolidated financial statements for additional information.

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  OTHER COMMERCIAL COMMITMENTS

     In certain circumstances we guarantee the debt and other obligations of our subsidiaries, and, in connection with the separation of certain subsidiaries, these guarantees remained outstanding. At December 31, 2004, these guarantees relate to our former subsidiaries AT&T Broadband and NCR.

     We currently hold no collateral for such guarantees and have not recorded corresponding obligations. We have been provided with cross-guarantees or indemnifications by third parties for certain of these guarantees. In the event that the financial condition of the parties to the various agreements deteriorates to the point at which they declare bankruptcy, other third parties to the agreements could look to us for payment.

     Prior to the spin-off of AT&T Broadband, we had guaranteed various obligations of AT&T Broadband, including operating leases for real estate, surety bonds and equity hedges, which we continue to provide. Comcast has provided indemnifications for the full amount of these guarantees. Such commitments total $33.9 million and are expected to expire as follows: $13.7 million in 2005 and $20.2 million in the aggregate in 2006 and 2007.

     The total amount of guaranteed debt at December 31, 2004 was $5.6 million. Such debt guarantees relate to NCR, with the substantial portion of the debt maturing subsequent to 2009.

OFF-BALANCE SHEET ARRANGEMENTS

     In addition to the purchase obligations and guarantees discussed above, see note 9 to the consolidated financial statements for a discussion of letters of credit.

EMPLOYEE BENEFIT PLANS

     We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our postretirement benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.

     In 2004, we contributed $36 million and $611 million out of operating cash to fund the non-qualified pension and postretirement plans, respectively. In 2005, we anticipate contributing approximately $30 million to the non-qualified pension plans and, while not required, approximately $525 million to the postretirement plans. We were not required to contribute to the qualified pension plans in 2004, and we do not anticipate any required contributions in 2005. Contributions for 2006 and beyond cannot be estimated at this time due to the uncertainty regarding various factors that determine the contributions for those years. These factors include the actual return on plan assets in the future, the level of interest rates in the future, future salary increases and future demographic experience.

     Plan assets are held in trust for the participants. Consistent with the plans' investment policies, assets are invested in equity securities, debt securities and real estate. Investment securities are exposed to various risks, including interest rate, credit and overall market volatility risks. As a result of these risks, it is reasonably possible that the market values of investment securities could increase or decrease in the near term, which could affect the value of the trusts and, as a result, the future level of pension and postretirement plan expense. See note 11 to the consolidated financial statements for further details on our investments and investment strategy.

     SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions" allow for the deferred recognition of gains and losses. Gains and losses arise from changes in the projected benefit obligation or plan assets resulting from experience different from that assumed. The assumptions used in the pension and postretirement valuations that could differ from actual experience include, but are not limited to, return on assets, discount rate, benefit payments, and

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

demographics of the plan participants. See "Critical Accounting Estimates and Judgments" for a discussion of the material assumptions used in determining the pension and postretirement obligations and a sensitivity analysis on the assumptions. In addition, changes in the assumptions themselves can result in gain or loss recognition. Gains and losses are amortized into cost to the extent that they exceed a prescribed amount. The portion of the accumulated net gains or losses that exceeds 10% of the greater of the market-related value of plan assets or the projected benefit obligation, is amortized over the weighted-average remaining service life of the plan participants, which was 9.7 years for our pension and postretirement plans as of December 31, 2004. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

     As of December 31, 2004, the unrecognized net losses for the pension and postretirement benefit plans were approximately $2.3 billion. Unrecognized net losses and gains result from changes in the expected projected benefit obligation or plan assets resulting from experience different from that assumed and from any changes in assumptions. During 2004, the unrecognized net losses were reduced by an asset gain of approximately $0.7 billion, primarily resulting from actual 2004 pension asset returns of approximately 13% compared with an 8.5% expected return on assets. Partially offsetting this decrease were net actuarial losses of approximately $0.5 billion primarily due to the 25 basis point decline in the discount rate.

RISK MANAGEMENT

     We are exposed to market risk from changes in interest and foreign currency exchange rates, as well as changes in equity prices associated with previously affiliated companies. In addition, we were exposed to market risk from fluctuations in the prices of securities. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, foreign currency exchange contracts, combined interest rate foreign currency contracts, options, forwards, equity hedges and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.

     We enter into foreign currency contracts to minimize our exposure to risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. At December 31, 2004, our foreign currency exposures were principally Euros, British pound sterling, Danish krone and Swiss francs.

     The fair value of foreign exchange contracts is subject to the changes in foreign currency exchange rates. For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies (positive change in the value of the U.S. dollar), assuming no change in interest rates. See note 9 to the consolidated financial statements for additional information relating to notional amounts and fair values of financial instruments.

     For foreign exchange contracts outstanding at December 31, 2004 and 2003, assuming a hypothetical 10% appreciation of the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the foreign exchange contracts (net asset) would have decreased $37 million and $77 million, respectively. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

     We have also entered into combined interest rate foreign currency contracts to hedge foreign currency-denominated debt. At December 31, 2004 and 2003, assuming a hypothetical 10% appreciation in the U.S. dollar against foreign currencies from the prevailing foreign currency exchange rates, the fair value of the combined interest rate foreign currency contracts (net asset) would have decreased $0.2 billion and

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

$0.4 billion, respectively. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying foreign currency-denominated debt.

     The model to determine sensitivity assumes a parallel shift in all foreign currency exchange rates, although exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables, other than the exchange rates, are held constant in the calculations.

     We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. We perform a sensitivity analysis on our interest rate swaps to assess the risk of changes in fair value. The model to determine sensitivity assumes a hypothetical 10% parallel shift in all interest rates. At December 31, 2004 and 2003, assuming a hypothetical 10% increase in interest rates, the fair value of interest rate swaps (net liability) would have increased by $8 million and $13 million, respectively.

     As discussed above, we have also entered into combined interest rate foreign currency contracts to hedge foreign currency-denominated debt. Assuming a hypothetical 10% increase in interest rates, the fair value of the contracts (net asset) would have increased by $7 million and $33 million at December 31, 2004 and 2003, respectively.

     The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the debt due to differences between the market interest rates and rates at the inception of the obligation. Assuming a 10% upward shift in interest rates at December 31, 2004 and 2003, the fair value of unhedged debt would have decreased by $0.4 billion in each year.

     The risk of loss in fair values of all other financial instruments resulting from a hypothetical 10% change in market prices was not significant as of December 31, 2004 and 2003.

     In order to determine the changes in fair value of our various financial instruments, including options and other equity awards, we use certain financial modeling techniques. We apply rate sensitivity changes directly to our interest rate swap transactions and forward rate sensitivity to our foreign currency-forward contracts.

     The changes in fair value, as discussed above, assume the occurrence of certain market conditions, which could have an adverse financial impact on AT&T. They do not consider the potential effect of changes in market factors that would result in favorable impacts to us, and do not represent projected gains or losses in fair value that we expect to incur. Future impacts would be based on actual developments in global financial markets. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency rate risk or equity price risk in the near future.

     The SBC merger agreement prohibits us from entering into any additional derivative financial instruments in an aggregate amount exceeding $100 million without SBC's prior approval.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The revised statement eliminates the alternative of using Accounting Principles Board(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," intrinsic value method of accounting that was provided for in SFAS No. 123 "Accounting for Stock-Based Compensation" as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to

                          AT&T CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, "Statement of Cash Flows," to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for all awards granted after June 15, 2005, and to awards modified, repurchased, or cancelled after that date. We intend to elect a modified prospective adoption, which will result in additional compensation expense beginning in the third quarter of 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." APB Opinion No. 29 requires that nonmonetary exchanges of assets be recorded at fair value with an exception for exchanges of similar productive assets, which can be recorded on a carryover basis. SFAS No. 153 eliminates the current exception and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005, which is July 1, 2005 for us; however, earlier application is permitted.

     In December 2004, the FASB issued Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. See note 13 to the consolidated financial statements for further information on the estimated impact to our results with respect to this provision of the Act.

SUBSEQUENT EVENTS

     On January 31, 2005, AT&T and SBC announced an agreement for SBC to acquire AT&T. Under the terms of the agreement, each AT&T share will be exchanged for
0.77942 of a share of SBC common stock. In addition, at the time of closing, we will pay our shareowners a special dividend of $1.30 per share. At the time of the announcement, this consideration was valued at $19.71 per share, or approximately $16.0 billion. The stock consideration in the transaction is expected to be tax-free to our shareowners. The acquisition, which is subject to approval by our shareowners and regulatory authorities, and other customary closing conditions, is expected to close in late 2005 or early 2006. While the merger agreement prohibits us from soliciting competing acquisition proposals, we may accept a superior proposal prior to the effective date of the merger, subject to compliance with the terms of the merger agreement and payment of a $560 million termination fee and all documented out-of-pocket fees incurred by SBC of up to $40 million. The terms of certain of our agreements including contracts, employee benefit arrangements and debt instruments have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of AT&T.

     In February 2005, the FCC ruled against AT&T and its petition for a declaratory ruling that our enhanced prepaid card service is an intrastate information service. As a result of this ruling, we accrued $553 million (pretax), as of December 31, 2004, which increased the loss per share for the year ended December 31, 2004, by $0.46. See note 14 for additional details of this matter.

     In March 2005, we offered to repurchase, for cash, up to $1.25 billion of our outstanding 7.30% Notes maturing in 2011, which carried an interest rate of 9.05% at the time of the offer. This offer is scheduled to expire in April 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in the section entitled "Risk Management" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of AT&T Corp.:

     We have completed an integrated audit of AT&T Corp.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AT&T Corp. and its subsidiaries (AT&T) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, AT&T changed the manner in which it accounts for stock-based compensation for all employee awards granted or modified after January 1, 2003. As discussed in Note 2 to the financial statements, AT&T changed the manner in which it accounts for variable interest entities as of July 1, 2003, the manner in which it accounts for asset retirement costs as of January 1, 2003, and the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

-s- PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 8, 2005

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2004        2003         2002
                                                              ---------   ---------   ----------
                                                                 (DOLLARS IN MILLIONS, EXCEPT
                                                                      PER SHARE AMOUNTS)
REVENUE.....................................................   $30,537     $34,529     $ 37,827
OPERATING EXPENSES
Access and other connection.................................    10,454      10,797       10,790
Costs of services and products (excluding depreciation of
  $2,691, $3,819, and $3,801 included below)................     7,074       7,625        8,363
Selling, general and administrative.........................     6,557       7,379        7,988
Depreciation and amortization...............................     3,768       4,870        4,888
Asset impairment and net restructuring and other charges....    12,772         201        1,437
                                                               -------     -------     --------
Total operating expenses....................................    40,625      30,872       33,466
                                                               -------     -------     --------
OPERATING (LOSS) INCOME.....................................   (10,088)      3,657        4,361
Other (expense) income, net.................................      (144)        191          (77)
Interest (expense)..........................................      (803)     (1,158)      (1,448)
                                                               -------     -------     --------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, MINORITY INTEREST INCOME AND NET EARNINGS (LOSSES)
  RELATED TO EQUITY INVESTMENTS.............................   (11,035)      2,690        2,836
Benefit (provision) for income taxes........................     4,560        (816)      (1,587)
Minority interest income....................................         1           1          114
Net earnings (losses) related to equity investments.........         5         (12)        (400)
                                                               -------     -------     --------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (6,469)      1,863          963
Net (loss) from discontinued operations (net of income tax
  benefit of $6,014 in 2002)................................        --         (13)     (14,513)
Gain on disposition of discontinued operations (net of
  income tax benefit of $61)................................        --          --        1,324
                                                               -------     -------     --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES...................................................    (6,469)      1,850      (12,226)
Cumulative effect of accounting changes (net of income taxes
  of $(9) and $530).........................................        --          15         (856)
                                                               -------     -------     --------
NET (LOSS) INCOME...........................................   $(6,469)    $ 1,865     $(13,082)
                                                               =======     =======     ========
WEIGHTED-AVERAGE SHARES USED TO COMPUTE (LOSS) EARNINGS PER
  SHARE:
Basic.......................................................       795         788          746
Diluted.....................................................       795         789          766

PER BASIC SHARE:
(Loss) earnings from continuing operations..................   $ (8.14)    $  2.37     $   1.29
(Loss) from discontinued operations.........................        --       (0.02)      (19.44)
Gain on disposition of discontinued operations..............        --          --         1.77
Cumulative effect of accounting changes.....................        --        0.02        (1.15)
                                                               -------     -------     --------
(LOSS) EARNINGS PER BASIC SHARE.............................   $ (8.14)    $  2.37     $ (17.53)
                                                               =======     =======     ========
PER DILUTED SHARE:
(Loss) earnings from continuing operations..................   $ (8.14)    $  2.36     $   1.26
(Loss) from discontinued operations.........................        --       (0.02)      (18.95)
Gain on disposition of discontinued operations..............        --          --         1.73
Cumulative effect of accounting changes.....................        --        0.02        (1.12)
                                                               -------     -------     --------
(LOSS) EARNINGS PER BASIC SHARE.............................   $ (8.14)    $  2.36     $ (17.08)
                                                               =======     =======     ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $  3,698    $  4,353
Accounts receivable, less allowances of $523 and $579.......     3,195       4,036
Deferred income taxes.......................................     1,111         715
Other current assets........................................     1,383         744
                                                              --------    --------
TOTAL CURRENT ASSETS........................................     9,387       9,848
Property, plant and equipment, net..........................    11,509      24,376
Goodwill....................................................     4,888       4,801
Other purchased intangible assets, net......................       375         499
Prepaid pension costs.......................................     3,991       3,861
Other assets................................................     2,654       4,603
                                                              --------    --------
TOTAL ASSETS................................................  $ 32,804    $ 47,988
                                                              ========    ========


LIABILITIES
Accounts payable and accrued expenses.......................  $  2,716    $  3,256
Compensation and benefit-related liabilities................     2,193       1,783
Debt maturing within one year...............................     1,886       1,343
Other current liabilities...................................     2,293       2,501
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................     9,088       8,883
Long-term debt..............................................     8,779      13,066
Long-term compensation and benefit-related liabilities......     3,322       3,528
Deferred income taxes.......................................     1,356       5,395
Other long-term liabilities and deferred credits............     3,240       3,160
                                                              --------    --------
TOTAL LIABILITIES...........................................    25,785      34,032
SHAREOWNERS' EQUITY
Common stock, $1 par value, authorized 2,500,000,000 shares;
  issued and outstanding 798,570,623 shares (net of
  171,983,367 treasury shares) at December 31, 2004 and
  791,911,022 shares (net of 172,179,303 treasury shares) at
  December 31, 2003.........................................       799         792
Additional paid-in capital..................................    27,170      27,722
Accumulated deficit.........................................   (21,180)    (14,707)
Accumulated other comprehensive income......................       230         149
                                                              --------    --------
TOTAL SHAREOWNERS' EQUITY...................................     7,019      13,956
                                                              --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...................  $ 32,804    $ 47,988
                                                              ========    ========

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
COMMON STOCK
  Balance at beginning of year..............................  $    792    $    783    $    708
  Shares issued, net:
     Under employee plans...................................         5           7           6
     For funding AT&T Canada obligation.....................        --          --          46
     Redemption of TCI Pacific preferred stock..............        --          --          10
     Other..................................................         2           2          13
                                                              --------    --------    --------
Balance at end of year......................................       799         792         783
                                                              --------    --------    --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................    27,722      28,163      54,798
  Shares issued, net:
     Under employee plans...................................       110         123         328
     For funding AT&T Canada obligation.....................        --          --       2,485
     Redemption of TCI Pacific preferred stock..............        --          --       2,087
     Other..................................................        29          36          31
  AT&T Broadband spin-off...................................        --          --     (31,032)
  Dividends declared........................................      (756)       (670)       (569)
  Other.....................................................        65          70          35
                                                              --------    --------    --------
Balance at end of year......................................    27,170      27,722      28,163
                                                              --------    --------    --------
ACCUMULATED DEFICIT
  Balance at beginning of year..............................   (14,707)    (16,566)     (3,484)
  Net (loss) income.........................................    (6,469)      1,865     (13,082)
  Treasury shares issued at less than cost..................        (4)         (6)         --
                                                              --------    --------    --------
Balance at end of year......................................   (21,180)    (14,707)    (16,566)
                                                              --------    --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year..............................       149         (68)       (342)
  Other comprehensive income................................        81         217         266
  AT&T Broadband spin-off...................................        --          --           8
                                                              --------    --------    --------
Balance at end of year......................................       230         149         (68)
                                                              --------    --------    --------
TOTAL SHAREOWNERS' EQUITY...................................  $  7,019    $ 13,956    $ 12,312
                                                              ========    ========    ========
SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:
  (Loss) income before cumulative effect of accounting
     changes................................................    (6,469)      1,850     (12,226)
  Cumulative effect of accounting changes...................        --          15        (856)
                                                              --------    --------    --------
  Net (loss) income.........................................    (6,469)      1,865     (13,082)
  Other comprehensive income [net of income taxes of $(51),
     $(134) and $(169)].....................................        81         217         266
                                                              --------    --------    --------
TOTAL COMPREHENSIVE (LOSS) INCOME...........................  $ (6,388)   $  2,082    $(12,816)
                                                              ========    ========    ========

We account for treasury stock as retired stock. The amounts attributable to treasury stock at December 31, 2004 and 2003, were $(17,011) million and $(17,026) million, respectively.

We have 100 million authorized shares of preferred stock at $1 par value.

    The notes are an integral part of the consolidated financial statements.

                          AT&T CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2004        2003         2002
                                                              ---------   ---------   ----------
                                                                    (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net (loss) income...........................................   $(6,469)    $ 1,865     $(13,082)
Deduct:
  Loss from discontinued operations.........................        --         (13)     (14,513)
  Gain on disposition of discontinued operations............        --          --        1,324
  Cumulative effect of accounting changes -- net of income
     taxes..................................................        --          15         (856)
                                                               -------     -------     --------
(Loss) income from continuing operations....................    (6,469)      1,863          963
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities of continuing operations:
  Asset impairment and net restructuring and other
     charges................................................    12,448          93        1,418
  Net gains on sales of businesses and investments..........       (23)        (53)         (30)
  Loss on early extinguishment of debt......................       314          85           --
  Cost investment impairment charges........................        --           2          146
  Depreciation and amortization.............................     3,768       4,870        4,888
  Provision for uncollectible receivables...................       437         703        1,058
  Deferred income taxes.....................................    (4,500)      1,402        2,631
  Minority interest income..................................        (1)         (1)        (114)
  Net (earnings) losses related to equity investments.......        (9)        (19)         512
  Decrease in receivables...................................       431         600          707
  Decrease in accounts payable and accrued expenses.........      (380)       (494)        (175)
  Net change in other operating assets and liabilities......      (393)       (310)      (1,400)
  Other adjustments, net....................................      (111)       (211)        (121)
                                                               -------     -------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS................................................     5,512       8,530       10,483
                                                               -------     -------     --------
INVESTING ACTIVITIES
Capital expenditures and other additions....................    (1,836)     (3,157)      (3,878)
Proceeds from sale or disposal of property, plant and
  equipment.................................................        95         163          468
Investment distributions and sales..........................        37         126           10
Investment contributions and purchases......................        --         (51)          (2)
Net dispositions (acquisitions) of businesses, net of cash
  disposed/acquired.........................................         8        (158)         (18)
Decrease in AT&T Canada obligation..........................        --          --       (3,449)
Proceeds from AT&T Broadband................................        --          --        5,849
Increase in restricted cash.................................       (47)        (57)        (442)
Other investing activities, net.............................        39          33           33
                                                               -------     -------     --------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
  OPERATIONS................................................    (1,704)     (3,101)      (1,429)
                                                               -------     -------     --------
FINANCING ACTIVITIES
Retirement of long-term debt, including redemption
  premiums..................................................    (3,914)     (8,002)      (1,091)
Proceeds from long-term debt issuances, net of issuance
  costs.....................................................        --          --           79
Decrease in short-term borrowings, net......................      (300)     (1,281)      (7,157)
Issuance of AT&T common shares..............................        79         118        2,684
Dividends paid on common stock..............................      (754)       (629)        (555)
Other financing activities, net.............................       426         704           (1)
                                                               -------     -------     --------
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS................................................    (4,463)     (9,090)      (6,041)
                                                               -------     -------     --------
Net cash used in discontinued operations....................        --          --       (5,679)
Net (decrease) in cash and cash equivalents.................      (655)     (3,661)      (2,666)
Cash and cash equivalents at beginning of year..............     4,353       8,014       10,680
                                                               -------     -------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $ 3,698     $ 4,353     $  8,014
                                                               =======     =======     ========

    The notes are an integral part of the consolidated financial statements.

                       AT&T CORP. AND SUBSIDIARIES (AT&T)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include all controlled subsidiaries. In addition, we review our relationships with other entities to assess if we are the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then that entity is consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in majority-owned subsidiaries where control does not exist and investments in which we exercise significant influence but do not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, access and other connection expenses, depreciation and amortization, employee benefit plans, stock options, income taxes, restructuring reserves, recoverability of goodwill and other long-lived assets and contingencies.

  REVENUE RECOGNITION

     We recognize long distance, local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. In addition, we record an estimated revenue reduction for adjustments to customer accounts at the time revenue is recognized based on historical experience. Cash incentives given to customers are recorded as a reduction of revenue. We recognize other products and services revenue when title is passed and the products are accepted by customers and when services are provided in accordance with contract terms. When installation and set-up fees are billed, the revenue is deferred and recognized over the associated service contract period. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. We record the sale of equipment to customers as gross revenue when the equipment will be used in conjunction with the provisioning of our services and we are the primary obligor in the arrangement. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement. For agreements involving the resale of third party services in which we are not considered the primary obligor of the arrangement, we record the revenue net of the associated costs incurred.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability of

                          AT&T CORP. AND SUBSIDIARIES
accounts receivable based on past experience, taking into account current collection trends that are expected to continue, as well as general economic factors, including bankruptcy rates. From this, we develop an allowance based on the percentage likelihood that an amount will not be collected. The proportion of accounts receivable reserved for generally increases as the receivable ages and accounts 180 days past due are typically fully reserved, with the exception of government accounts, which are reserved for based on contract terms or payment history. AT&T Business Services accounts receivable less than 180 days past due may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcy. Accounts receivable are written off when we feel it is probable the receivable will not be collected.

  ADVERTISING AND PROMOTIONAL COSTS

     We expense costs of advertising and promotions as incurred.

  INCOME TAXES

     The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using currently enacted tax laws and the effects of any changes in income tax laws are included in the provision for income taxes in the period of enactment. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the asset will not be realized. In assessing the likelihood of realization, we consider available carryback capacity, prior years' results of operations, estimates of future taxable income, the character of income needed to realize future benefits and all available evidence both positive and negative. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

  CASH EQUIVALENTS

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

  PROPERTY, PLANT AND EQUIPMENT

     We state property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of additions and substantial improvements to property, plant and equipment are capitalized. The costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful lives of our property, plant and equipment are as follows:


Communications, network and other equipment:
  Cable and conduit.........................................      4 - 16 years
  Central office equipment..................................       2 - 7 years
  Circuit switching and signaling equipment.................       2 - 8 years
  Other equipment...........................................       2 - 8 years

Buildings and improvements..................................      5 - 40 years

     Depreciation is determined based upon the assets' estimated useful lives using either the group or unit method. The group method is used for most depreciable assets, including the majority of communications and network equipment. The unit method is primarily used for large computer systems, buildings and support assets. Under the group method, a specific asset group has an average life. A depreciation rate is developed based on the average useful life for the specific asset group. This method requires the periodic revision of

                          AT&T CORP. AND SUBSIDIARIES
depreciation rates. Under the unit method, assets are depreciated on a straight-line basis over the estimated useful life of the individual asset. We depreciate our leasehold improvements over the lesser of their economic useful lives or the lease term. For purposes of determining the lease term, we include the initial lease period and all contractually stated renewals that are within our control where there is economic disincentive not to renew. We record rent expense on a straight-line basis over the lease term, including all periods for which rents are determinable. When we sell or retire assets depreciated using the group method, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss. When we sell assets that were depreciated using the unit method, we include the related gains or losses in other (expense) income, net. The fair value of asset retirement obligations are recorded as liabilities and accreted to their future value; the corresponding increases in the carrying amounts of the related long-lived assets are depreciated over their estimated useful lives.

     Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

  SOFTWARE CAPITALIZATION

     Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are included within other assets and are amortized over a period not to exceed three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. We also capitalize initial operating-system software costs, which are amortized over the estimated useful life of the associated hardware.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Impairment testing is performed at a reporting unit level. An impairment charge is recognized if the carrying amount of the goodwill or indefinite-lived intangible assets exceeds the fair value of the assets. Fair values are established using discounted cash flows and comparable market values. Intangible assets that have finite useful lives are amortized over their useful lives, which range from five to 15 years.

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

                          AT&T CORP. AND SUBSIDIARIES

     We record changes in the fair value of fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), in other (expense) income, net.

     We record changes in the fair value of cash flow hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, in other comprehensive income, net of income taxes, which is a component of shareowners' equity, until earnings are affected by the variability of cash flows of the hedged transaction.

     Changes in the fair value of undesignated derivatives are recorded in other (expense) income, net, along with the change in fair value of the underlying asset or liability, as applicable.

     We currently do not have any net investment hedges in a foreign operation.

     Cash flows associated with derivative instruments are presented in the same category on the statement of cash flows as the item being hedged.

     We assess embedded derivatives to determine whether (1) the economic characteristics of the embedded instruments are not clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the host instrument) and (2) whether the embedded instrument meets the definition of a derivative instrument. When it is determined that both conditions exist, we designate the derivatives as described above and recognize the derivative at fair value.

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

     When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through other (expense) income, net. For fair value hedges, the underlying asset or liability will no longer be adjusted for changes in fair value and any asset or liability recorded in connection with the hedging relationship (including firm commitments) will be removed from the balance sheet and recorded in current period earnings. For cash flow hedges, gains and losses that were accumulated in other comprehensive income as a component of shareowners' equity in connection with hedged assets or liabilities or forecasted transactions will be recognized in other (expense) income, net, in the same period the hedged item affects earnings.

  STOCK-BASED COMPENSATION

     We have a Long Term Incentive Program under which stock options, performance shares, restricted stock and other awards in common stock are granted, and an Employee Stock Purchase Plan, which are described more fully in note 12. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has

                          AT&T CORP. AND SUBSIDIARIES
been recognized for stock options, other than for certain occasions when we have modified the terms of the stock option vesting schedule.

     If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net (loss) income and (loss) earnings per share amounts would have been as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   --------   ----------
                                                            (DOLLARS IN MILLIONS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net (loss) income.......................................   $(6,469)    $1,865     $(13,082)
ADD:
  Stock-based employee compensation included in reported
     results from continuing operations, net of income
     taxes..............................................        85         75           55
  Stock-based employee compensation included in reported
     results from discontinued operations, net of income
     taxes..............................................        --         --           44
DEDUCT:
  Total stock-based compensation expense determined
     under the fair value method for all awards relating
     to continuing operations, net of income taxes......      (199)      (225)        (288)
  Total stock-based compensation expense determined
     under the fair value method for all awards relating
     to discontinued operations, net of income taxes....        --         --         (113)
                                                           -------     ------     --------
Pro forma net (loss) income.............................   $(6,583)    $1,715     $(13,384)
                                                           =======     ======     ========
Basic (loss) earnings per share.........................   $ (8.14)    $ 2.37     $ (17.53)
Pro forma basic (loss) earnings per share...............   $ (8.28)    $ 2.18     $ (17.93)
Diluted (loss) earnings per share.......................   $ (8.14)    $ 2.36     $ (17.08)
Pro forma diluted (loss) earnings per share.............   $ (8.28)    $ 2.17     $ (17.47)

     Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant.

     Pro forma (loss) earnings from continuing operations was $(6,583) million, $1,713 million and $730 million for 2004, 2003 and 2002, respectively, and from discontinued operations was $(13) million and $(14,582) million for 2003 and 2002, respectively.

     Pro forma (loss) earnings per basic share from continuing operations was $(8.28), $2.18 and $0.98 for 2004, 2003 and 2002, respectively, and from discontinued operations was $(0.02) and $(19.53) for 2003 and 2002, respectively.

     Pro forma (loss) earnings per diluted share from continuing operations was $(8.28), $2.17 and $0.96 for 2004, 2003 and 2002, respectively, and from discontinued operations was $(0.02) and $(19.04) for 2003 and 2002, respectively.

     The pro forma effect on net loss from discontinued operations for 2002 includes expense of $28 million due to the accelerated vesting of AT&T stock options held by AT&T Broadband employees at the date of spin-off.

                          AT&T CORP. AND SUBSIDIARIES

  EMPLOYEE SEPARATIONS

     In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," we establish obligations for expected termination benefits provided to former or inactive employees after employment but before retirement. These benefits include severance payments, medical coverage and other benefits.

  CONCENTRATIONS

     As of December 31, 2004, we do not have any significant concentration of business transacted with a particular customer, supplier, lender or former affiliate that could, if suddenly adversely impacted, severely impact our operations. We also do not have a concentration of available sources of labor, services or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with many high-quality credit institutions.

  RECLASSIFICATIONS

     We reclassified certain amounts for previous years to conform to the 2004 presentation.

2.  IMPACTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) STAFF POSITION (FSP) NO. 106-2, "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003"

     Effective July 1, 2004, we adopted FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. We have elected a prospective application of FSP No. 106-2, which required the remeasurement of our postretirement plan assets and accumulated postretirement benefit obligation (APBO) as of July 1, 2004. On January 21, 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services (CMS) released final regulations implementing major provisions of the Act. We continue to review the regulations to determine whether they will result in a significant reduction to our APBO and net periodic postretirement benefit cost. See note 11 for more information relating to the implementation of FSP No. 106-2.

  FASB INTERPRETATION (FIN) NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES
   -- AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51"

     Effective July 1, 2003, we early adopted FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Based on the new standard, two entities that we leased buildings from qualified as VIEs and, therefore, became subject to consolidation as of July 1, 2003. We had no ownership interest in either entity, but provided guarantees of the residual values for the leased facilities with a maximum exposure of $427 million. Upon adoption, FIN No. 46 added approximately $433 million of assets (included in property, plant and equipment of AT&T Business Services and Corporate and Other group) and $477 million of liabilities (included in short-term debt) to our consolidated balance sheet, which resulted in a charge of $27 million after taxes ($44 million pretax) as the cumulative effect of an accounting change in the third quarter of 2003. In November 2003, we exercised our purchase option on these leased buildings and thus

                          AT&T CORP. AND SUBSIDIARIES
repaid the associated debt. The noncash impact of the adoption of this interpretation on the balance sheet at December 31, 2003, included a $433 million increase in property, plant and equipment.

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

     We historically included in our group depreciation rates an amount related to the cost of removal for certain assets. However, such amounts are not legally enforceable or unavoidable; therefore, upon adoption of SFAS No. 143, we reversed the amount previously accrued in accumulated depreciation. As of January 1, 2003, we recorded income of $42 million as the cumulative effect of a change in accounting principle, primarily related to this reversal. The impact of no longer including the cost of removal in the group depreciation rates, partially offset by the cumulative effect impact on accumulated depreciation, resulted in a decrease to depreciation expense in 2003. However, the costs incurred to remove these assets are now reflected in the period incurred within costs of services and products.

  SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value, and therefore, no impairment loss was recognized. Franchise costs were tested for impairment as of January 1, 2002, by comparing the fair value to the carrying value (at the market level). An impairment loss of $856 million, net of taxes of $530 million, was recorded relating to the discontinued operation of AT&T Broadband in the first quarter of 2002. In 2002, this amount is included in the cumulative effect of accounting changes.

                          AT&T CORP. AND SUBSIDIARIES

3.  SUPPLEMENTARY FINANCIAL INFORMATION

  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2004    2003    2002
                                                              ------   -----   -----
                                                              (DOLLARS IN MILLIONS)
Included in selling, general and administrative expenses:
Research and development expenses...........................  $ 167    $277    $254
                                                              =====    ====    ====
Advertising and promotional expenses........................  $ 484    $621    $814
                                                              =====    ====    ====
Other (expense) income, net:
Loss on early extinguishment of debt........................  $(314)   $(85)   $ --
Aircraft leveraged lease write-downs........................    (46)    (65)   (244)
Investment-related income...................................    112     170     108
Legal settlements...........................................     44      16      26
Settlements associated with business dispositions...........     28      39     107
Net gains on sales of businesses and investments............     23      53      30
Cost investment impairment charges..........................     --      (2)   (146)
Miscellaneous, net..........................................      9      65      42
                                                              -----    ----    ----
Total other (expense) income, net...........................  $(144)   $191    $(77)
                                                              =====    ====    ====

  SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Property, plant and equipment:
Cable and conduit...........................................   $ 3,157     $ 7,830
Central office equipment....................................     2,999      24,444
Circuit switching and signaling equipment...................     1,817      15,050
Other equipment.............................................       774       2,350
                                                               -------     -------
Total communications, network and other equipment...........     8,747      49,674
Buildings and improvements..................................     4,126       8,667
Land and improvements.......................................       224         335
                                                               -------     -------
Total property, plant and equipment.........................    13,097      58,676
Accumulated depreciation....................................     1,588      34,300
                                                               -------     -------
Property, plant and equipment, net..........................   $11,509     $24,376
                                                               =======     =======

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004         2003
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Included in other current liabilities:
Income taxes payable........................................    $281         $472
                                                                ====         ====

                          AT&T CORP. AND SUBSIDIARIES

                                                             AT&T       AT&T
                                                           BUSINESS   CONSUMER
                                                           SERVICES   SERVICES   TOTAL
                                                           --------   --------   ------
                                                              (DOLLARS IN MILLIONS)
Goodwill:
Balance at January 1, 2003...............................   $4,556      $70      $4,626
Translation adjustment...................................      175       --         175
                                                            ------      ---      ------
Balance at December 31, 2003.............................   $4,731      $70      $4,801
Translation adjustment...................................       90       --          90
Other....................................................       (3)      --          (3)
                                                            ------      ---      ------
Balance at December 31, 2004.............................   $4,818      $70      $4,888
                                                            ======      ===      ======

                                                            GROSS
                                                           CARRYING   ACCUMULATED
                                                            AMOUNT    AMORTIZATION   NET
                                                           --------   ------------   ----
                                                               (DOLLARS IN MILLIONS)
Amortizable other purchased intangible assets:
Customer lists and relationships.........................    $548         $162       $386
Other....................................................     271          158        113
                                                             ----         ----       ----
Balance at December 31, 2003.............................    $819         $320       $499
                                                             ====         ====       ====
Customer lists and relationships.........................    $528         $229       $299
Other....................................................     275          199         76
                                                             ----         ----       ----
Balance at December 31, 2004.............................    $803         $428       $375
                                                             ====         ====       ====

     Amortization expense associated with purchased intangible assets for the years ended December 31, 2004, 2003 and 2002, was $115 million, $71 million and $83 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008, at which time the purchased intangible assets will be fully amortized.

     During 2004, we recorded a $15 million impairment charge relating to other purchased intangible assets (customer lists and relationships) (see note 6).

  Restricted cash:

     Recorded within other current assets as of December 31, 2004, and other assets as of December 31, 2003, was restricted cash of $546 million and $499 million, respectively, relating to private debt that matures in February 2005.

                          AT&T CORP. AND SUBSIDIARIES

  Leveraged leases:

     We lease airplanes, energy-producing facilities and transportation equipment to third parties under leveraged leases having original terms of 10 to 30 years, expiring in various years from 2006 through 2020. The following is a summary of our investment in leveraged leases:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004         2003
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Rental receivables (net of nonrecourse debt)(1).............    $ 384        $ 456
Estimated unguaranteed residual values......................      294          359
Unearned income.............................................     (118)        (153)
Allowance for credit losses.................................      (30)         (22)
                                                                -----        -----
Investment in leveraged leases (primarily included in other
  assets)...................................................      530          640
Deferred taxes..............................................      804          877
                                                                -----        -----
Net investment..............................................    $(274)       $(237)
                                                                =====        =====

---------------

(1) Rental receivables are net of nonrecourse debt of $1.2 billion and $1.3 billion at December 31, 2004 and 2003, respectively.

  SUPPLEMENTARY SHAREOWNERS' EQUITY INFORMATION

                                                                                    ACCUMULATED
                                       NET FOREIGN   NET REVALUATION      NET          OTHER
                                        CURRENCY       OF CERTAIN       MINIMUM    COMPREHENSIVE
                                       TRANSLATION      FINANCIAL       PENSION       INCOME
                                       ADJUSTMENT      INSTRUMENTS     LIABILITY      (LOSS)
                                       -----------   ---------------   ---------   -------------
                                                         (DOLLARS IN MILLIONS)
Accumulated other comprehensive
  income (loss):
Balance at January 1, 2003...........     $(19)           $ 140          $(189)        $(68)
Change...............................      219             (115)           113          217
                                          ----            -----          -----         ----
Balance at December 31, 2003.........      200               25            (76)         149
Change...............................      119               (6)           (32)          81
                                          ----            -----          -----         ----
Balance at December 31, 2004.........     $319            $  19          $(108)        $230
                                          ====            =====          =====         ====

                          AT&T CORP. AND SUBSIDIARIES

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2004    2003     2002
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Other comprehensive income (loss):
Net foreign currency translation adjustment [net of taxes of
  $(74), $(136) and $(82)]..................................  $119    $219    $ 132
Net revaluation of certain financial instruments:
  Unrealized gains (losses) [net of taxes of $(13), $(45)
     and $340]..............................................    20      72     (550)
  Recognition of previously unrealized (gains) losses [net
     of taxes of $16, $116 and $(539)](1)...................   (26)   (187)     869
Net minimum pension liability adjustment [net of taxes of
  $20, $(69) and $112]......................................   (32)    113     (185)
                                                              ----    ----    -----
Total other comprehensive income............................  $ 81    $217    $ 266
                                                              ====    ====    =====

---------------

(1) See below for a summary of recognition of previously unrealized (gains) losses.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------
                                             2004                   2003                   2002
                                     --------------------   --------------------   --------------------
                                     PRETAX   AFTER TAXES   PRETAX   AFTER TAXES   PRETAX   AFTER TAXES
                                     ------   -----------   ------   -----------   ------   -----------
                                                           (DOLLARS IN MILLIONS)
Recognition of previously
  unrealized(gains) losses:
  Other income/expense, net:
     Sale of various securities....   $(13)      $ (8)      $(203)      $(125)     $   --      $ --
     Other financial instrument
       activity....................    (29)       (18)       (100)        (62)         28        17
     Other-than-temporary
       investment impairments......     --         --          --          --         148        91
  Income from discontinued
     operations:
     Other-than-temporary
       investment impairments......     --         --          --          --       1,232       761
                                      ----       ----       -----       -----      ------      ----
Total recognition of previously
  unrealized (gains) losses........   $(42)      $(26)      $(303)      $(187)     $1,408      $869
                                      ====       ====       =====       =====      ======      ====

  SUPPLEMENTARY CASH FLOWS INFORMATION

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2004    2003      2002
                                                              ----   -------   ------
                                                               (DOLLARS IN MILLIONS)
Interest payments, net of capitalized interest of $20, $35
  and $61...................................................  $818   $ 1,258   $1,532
Income tax payments (receipts)..............................  $ 25   $(1,201)  $ (814)

                          AT&T CORP. AND SUBSIDIARIES

4.  DISCONTINUED OPERATIONS

 SUMMARY

     Following is a summary of net (loss) from discontinued operations, net of income taxes:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2003        2002
                                                              -------   -----------
                                                              (DOLLARS IN MILIONS)
NCR Corp. environmental matter, net of income taxes of $0...   $(13)     $     --
AT&T Broadband, net of income tax benefit of $6,002.........     --       (14,480)
Lucent Technologies Inc. litigation matter, net of income
  tax benefit of $12........................................     --           (33)
                                                               ----      --------
Net (loss) from discontinued operations, net of income
  taxes.....................................................   $(13)     $(14,513)
                                                               ====      ========

  NCR CORP.

     Net (loss) from discontinued operations for 2003 represents an estimated cost related to potential legal liabilities for certain environmental clean-up matters associated with NCR Corp. (NCR), which was spun-off from AT&T in 1996. NCR was formally notified by federal and state agencies that it is a potentially responsible party (PRP) for environmental claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. In July 2003, the government clarified its planned approach for remediation of the contaminated sediments, which caused NCR to increase its estimated liability. Under the separation and distribution agreement between AT&T and NCR, we are required to pay a portion of such costs that NCR incurs above a certain threshold. Therefore, in 2003, we recorded our estimated proportionate share of certain costs associated with the Fox River matter, which totaled $13 million on both a pretax and after-tax basis. The extent of NCR's potential liability is subject to numerous variables that are uncertain at this time, including the actual remediation costs and the percentage NCR may ultimately be responsible for. As a result, our actual liability may be different than the estimated amount. Pursuant to the separation and distribution agreement, NCR is liable for the first $100 million of costs in connection with this liability. We are liable for 37% of costs incurred by NCR beyond such $100 million threshold. All such amounts are determined after reduction of any monies collected by NCR from other parties.

  AT&T BROADBAND

     On November 18, 2002, AT&T Broadband, which was comprised primarily of the AT&T Broadband segment, was spun-off to our shareowners. Simultaneously, AT&T Broadband combined with Comcast Corporation (Comcast). The combination was accomplished through a distribution of stock to our shareowners, who received
1.6175 shares of Comcast Class A common stock for each share of AT&T they owned at market close on November 15, 2002, the record date. The Internal Revenue Service (IRS) ruled that the transaction qualified as tax-free for our shareowners and us for U.S. federal income tax purposes, with the exception of cash received for fractional shares. Approximately 1.2 billion Comcast shares were issued to our shareowners at a value of approximately $31.1 billion, based on the Comcast stock price on November 18, 2002. AT&T shareowners received a 56% economic stake and a 66% voting interest in Comcast.

     In connection with the non-pro rata spin-off of AT&T Broadband, we wrote up the net assets of AT&T Broadband to fair value. This resulted in a noncash gain on disposition of $1.3 billion, which represented the difference between the fair value of the AT&T Broadband business at the date of the spin-off and our book

                          AT&T CORP. AND SUBSIDIARIES
value of AT&T Broadband, net of certain charges triggered by the spin-off and their related income tax effects. These charges included compensation expense due to accelerated vesting of stock options, as well as the enhancement of certain incentive plans.

     AT&T Broadband was accounted for as a discontinued operation pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the revenue, expenses and cash flows of AT&T Broadband are excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows, and are reported through the date of separation as a component of net (loss) from discontinued operations and as net cash (used in) discontinued operations.

     Revenue for AT&T's Broadband business was $8.9 billion for 2002. Net (loss) from discontinued operations before income taxes for 2002 was $(20.5) billion, which included pretax impairment charges of $16.5 billion ($11.8 billion after taxes) relating to goodwill and franchise costs.

     Interest expense of $359 million was allocated to AT&T Broadband in 2002, based on the balance of intercompany debt between AT&T Broadband and AT&T. At the time of the spin-off of AT&T Broadband, this intercompany debt was settled via a $5.8 billion cash distribution from AT&T Broadband and the exchange of $3.5 billion of AT&T notes for notes of AT&T Broadband which were unconditionally guaranteed by Comcast and certain of its subsidiaries.

     The noncash impacts of the spin-off of AT&T Broadband included a reduction to assets of approximately $84.3 billion, a reduction to liabilities of approximately $48.8 billion, the reduction of minority interest of $1.2 billion, the reduction of company-obligated convertible quarterly income preferred securities of subsidiary trust of $4.7 billion, and a reduction to shareowners' equity of approximately $29.6 billion, including the $1.3 billion noncash gain on spin-off.

  LUCENT TECHNOLOGIES INC.

     Net (loss) from discontinued operations for 2002 included an estimated loss on a litigation settlement associated with the business of Lucent Technologies Inc. (Lucent), which was spun-off from AT&T in 1996. Sparks, et al. v. AT&T and Lucent et al., was a class action lawsuit filed in 1996 in Illinois state court. The complaint sought damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. On August 9, 2002, a settlement proposal was submitted to and accepted by the court. We believe that AT&T and Lucent have complied with all of the terms and conditions of the settlement agreement and court order. In accordance with the separation and distribution agreement between AT&T and Lucent, our estimated proportionate share of the settlement and legal costs recorded in 2002 totaled $33 million after taxes ($45 million pretax).

5.  EARNINGS PER COMMON SHARE AND POTENTIAL COMMON SHARE

     Basic (loss) earnings per common share (EPS) is computed by dividing (loss) income attributable to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed

                          AT&T CORP. AND SUBSIDIARIES
to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

     A reconciliation of the share components for basic to diluted EPS calculations is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          2004(1)(2)    2003(1)    2002(1)
                                                          -----------   --------   --------
                                                                (SHARES IN MILLIONS)
Weighted-average common shares..........................      795         788        746
Effect of dilutive securities:
  Stock options and restricted stock units..............       --           1          1
  Preferred stock of subsidiary.........................       --          --          3
  Convertible quarterly income preferred securities.....       --          --         16
                                                              ---         ---        ---
Weighted-average common shares and potential common
  shares................................................      795         789        766
                                                              ===         ===        ===

---------------

(1) No adjustments were made to income for the computation of diluted EPS.

(2) As we reported a loss in 2004, the effects of including incremental shares
    are antidilutive; therefore, both basic and diluted         EPS reflect the
    same calculation. At December 31, 2004, potentially dilutive securities included stock options and restricted stock units.

  Preferred Stock of Subsidiary

     Pursuant to the AT&T Broadband and Comcast merger agreement (see note 4), we were required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock (TCI Pacific preferred stock) for AT&T common stock. All outstanding shares of TCI Pacific preferred stock were either exchanged or redeemed for AT&T common stock by the end of 2002 (see note 10). Dividends were included in net (loss) from discontinued operations for 2002.

  Convertible Quarterly Income Preferred Securities

     On June 16, 1999, AT&T Finance Trust I, a wholly owned subsidiary of AT&T, completed the private sale of 100 million shares of 5.0% cumulative quarterly income preferred securities (quarterly preferred securities) to Microsoft Corp. (Microsoft). Such securities were convertible into AT&T common stock. However, in connection with the AT&T Broadband spin-off (see note 4), Comcast assumed the quarterly preferred securities and Microsoft agreed to convert these preferred securities into shares of Comcast common stock. Dividends were included in net
(loss) from discontinued operations for 2002.

6.  ASSET IMPAIRMENT AND NET RESTRUCTURING AND OTHER CHARGES

     Asset impairment and net restructuring and other charges of $12,772 million for 2004 were comprised of $11,515 million of asset impairment charges and $1,257 million of net business restructuring and other obligations. Charges in the amount of $12,011 million were recorded in AT&T Business Services, $189 million in AT&T Consumer Services and $572 million in the Corporate and Other group.

     The asset impairment charges of $11,515 million primarily reflect third quarter asset impairments of $11,389 million as a result of an evaluation of our long-lived assets, including property, plant and equipment and internal-use software (the asset group). In addition, we recorded real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charge was recorded to reduce the book value of the five properties to fair market value based on third party assessments (including

                          AT&T CORP. AND SUBSIDIARIES
broker appraisals) and was reflected in the Corporate and Other group. The sales of these properties have been completed.

     The third quarter evaluation resulted from the July 2004 announcement of a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. We performed the evaluation of the asset group as of July 1, 2004, as this strategic change created a "triggering event" necessitating such a review. In assessing impairments for long-lived assets, we follow the provisions of SFAS No. 144. We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.

     In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11,389 million represented the difference between the fair value of the asset group and its carrying value and are included within asset impairment and net restructuring and other charges in the consolidated statements of operations. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.

     AT&T Business Services recorded impairment charges of $11,330 million resulting in reductions to property, plant and equipment of $11,023 million, internal-use software of $287 million, other purchased intangibles of $15 million and other long-lived assets of $5 million. AT&T Consumer Services recorded impairment charges of $59 million resulting in reductions to property, plant and equipment of $11 million and internal-use software of $48 million. As a result of the asset impairments, a new cost basis was established for those assets that were impaired. The new cost basis resulted in a reduction of gross property, plant and equipment and internal-use software and the write-off of accumulated depreciation and accumulated amortization.

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

     The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. Our reporting units are AT&T Business Services and AT&T Consumer Services. We estimated fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows

                          AT&T CORP. AND SUBSIDIARIES
method, we utilized estimated long-term revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses (or guideline companies). We then compared the carrying value of our reporting units to their fair value. Since the fair value of our reporting units exceeded their carrying amounts, no goodwill impairment charge was recorded.

     The net restructuring and other obligations of $1,257 million for 2004 were primarily comprised of $1,152 million of net employee separations (of which $339 million related to benefit plan curtailment costs) and $110 million of facility closing obligations. The exit plans will impact approximately 12,600 employees (the majority of which will be involuntary) across the company. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Approximately 60% of the employees impacted by these exit plans are managers. About 60% of the affected employees had left their positions as of December 31, 2004. We anticipate that the remaining employees will exit our business by the end of 2005. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.

     The following table displays the activity and balances of the restructuring reserve account:

                                                               TYPE OF COST
                                              -----------------------------------------------
                                               EMPLOYEE
                                              SEPARATIONS   FACILITY CLOSINGS   OTHER   TOTAL
                                              -----------   -----------------   -----   -----
                                                           (DOLLARS IN MILLIONS)
Balance at January 1, 2002..................     $ 486            $304          $ 19    $ 809
  Additions.................................       306              78            --      384
  Deductions................................      (413)            (99)          (16)    (528)
                                                 -----            ----          ----    -----
Balance at December 31, 2002................       379             283             3      665
  Additions.................................       208              --            --      208
  Deductions................................      (431)            (78)           (1)    (510)
                                                 -----            ----          ----    -----
Balance at December 31, 2003................       156             205             2      363
  Additions.................................       813             110            --      923
  Deductions................................      (463)            (87)           --     (550)
                                                 -----            ----          ----    -----
Balance at December 31, 2004................     $ 506            $228          $  2    $ 736
                                                 =====            ====          ====    =====

     Additions for 2002 in the table above include $39 million facility closing reserves recorded by Concert in 2001 and transferred to AT&T as part of the unwind of that joint venture.

     Deductions in 2004, 2003 and 2002, primarily reflect total cash payments of $511 million, $455 million and $410 million, respectively. These cash payments include cash termination benefits of $447 million, $377 million and $328 million in 2004, 2003 and 2002, respectively, all of which were primarily funded through cash from operations. Deductions in 2004 also included a $26 million non-cash utilization of facility closing reserves, reflecting the assignment of certain lease obligations associated with vacated facilities to third parties. Deductions in 2003 and 2002 included reversals of excess vintage reserves of $17 million and $109 million in 2003 and 2002, respectively. Additionally, in 2004, 2003 and 2002 there were reserve transfers of $13 million, $38 million and $9 million, respectively, out of the restructuring liability into other liability and equity accounts primarily related to life insurance premiums, deferred severance payments and accelerated vesting of equity awards.

                          AT&T CORP. AND SUBSIDIARIES

     During 2003, net restructuring and other charges of $201 million primarily consisted of separation costs associated with our management realignment efforts (which included approximately $9 million of pension curtailment losses). The separations were involuntary and impacted approximately 2,000 managers. These activities were partially offset by the net reversal of $17 million of excess vintage employee separation liabilities.

     In 2002, asset impairment and net restructuring and other charges were $1,437 million, which included a $1,029 million charge for the impairment of the net assets of our consolidated subsidiary, AT&T Latin America, a $204 million impairment charge related to certain Digital Subscriber Line (DSL) assets and net business restructuring charges of $204 million.

     In December 2002, our Board of Directors approved a plan to sell our approximate 95% voting stake in AT&T Latin America. On December 31, 2002, we signed a non-binding term sheet for the sale of our shares within one year for a nominal amount. As a result of this action, we classified AT&T Latin America as an asset held for sale at fair market value in accordance with SFAS No. 144, and accordingly, recorded a $1,029 million asset impairment charge to write down AT&T Latin America's assets. Our investment in AT&T Latin America was not recorded as a discontinued operation as we did not eliminate the cash flows generated from providing telecommunications services in the respective countries of Latin America. This charge was recorded within our AT&T Business Services segment.

     The impairment charge of $204 million recorded in 2002 relating to certain DSL assets (including internal-use software, licenses and property, plant and equipment) that would not be utilized as a result of changes to our "DSL build" strategy. Instead of building DSL capabilities in all geographic areas initially targeted, we signed an agreement with Covad Communications to offer DSL services over its network. As a result, the assets in these areas were impaired. This charge was recorded within our AT&T Consumer Services segment.

     Net business restructuring charges of $204 million recorded in 2002 consisted of new exit plans totaling $377 million and reversals of liabilities associated with prior years' exit plans of $173 million. The new plans primarily consisted of $334 million for employee separation costs ($28 million of which was recorded as a pension liability associated with management employees to be separated in 2002, which was funded from the pension trust) and $39 million of facility closing reserves. These exit plans separated slightly more than 4,800 employees; approximately one-half of whom were management employees. The majority of these employee separations were involuntary and were largely the result of improved processes and automation in the provisioning and maintenance of services for business customers.

     The $173 million reversals primarily consisted of $124 million of employee separation costs (approximately $48 million of which was reversed from the pension liability) and $26 million related to prior plan facility closings that were deemed to be no longer necessary. The reversals were primarily due to management's determination that the restructuring plan established in the fourth quarter of 2001 for certain areas of AT&T Business Services, including network services, needed to be modified given industry conditions at that time, as well as the redeployment of certain employees to different functions.

7.  INVESTMENTS

 EQUITY METHOD INVESTMENTS

     We have investments in various companies and partnerships that are accounted for under the equity method of accounting and included within other assets. Under the equity method, investments are stated at initial cost, and are adjusted for subsequent contributions and our share of earnings, losses and distributions, as well as declines in value that are "other than temporary." At December 31, 2004 and 2003, we had equity investments included within other assets of $101 million and $128 million, respectively. Distributions from equity investments totaled $9 million, $14 million and $5 million for the years ended December 31, 2004, 2003

                          AT&T CORP. AND SUBSIDIARIES
and 2002, respectively. In 2004, 2003 and 2002, equity investments were not significant to our financial results either individually or on a combined basis.

  Concert

     On April 1, 2002, Concert, our 50% owned joint venture with British Telecommunications plc (BT), was officially unwound and the venture's assets and customer accounts were distributed back to the parent companies, as agreed to in 2001. Under the partnership termination agreement, each of the partners generally reclaimed the customer contracts and assets that were initially contributed to the joint venture, including international transport facilities and gateway assets. In addition, we assumed certain other assets that BT originally contributed to the joint venture. Certain items reserved for in connection with the dissolution of Concert were favorably settled, resulting in after-tax reversals of $14 million, $59 million and $60 million in 2004, 2003 and 2002, respectively, which were recorded within net earnings (losses) related to equity investments.

  AT&T Canada

     We had an approximate 31% ownership interest in AT&T Canada. Pursuant to a 1999 merger agreement, we had a commitment to purchase, or arrange for another entity to purchase, the publicly owned shares of AT&T Canada for the greater of a contractual floor price or the fair market value (the Back-end Price). The floor price accreted 4% each quarter, commencing on June 30, 2000.

     In 2002, we recorded after-tax charges of $0.3 billion ($0.5 billion pretax) within net earnings (losses) related to equity investments reflecting the estimated loss on this commitment. The charges represented the difference between the fair value of the underlying publicly owned shares of AT&T Canada and the price we had committed to pay for them, including the 4% accretion of the floor price.

     During 2002, we arranged for third parties (Tricap Investment Corporation and CIBC Capital Partners) to purchase the remaining 69% equity in AT&T Canada. As part of this agreement, we agreed to fund the purchase price on behalf of the third parties. Tricap and CIBC Partners made a nominal payment to us upon completion of the purchase in October 2002. Although we held an equity interest in AT&T Canada throughout 2002, we did not record equity earnings or losses since our investment balance was written down to zero largely through losses generated by AT&T Canada. In February 2003, we disposed of all of our AT&T Canada shares.

  Alestra S. de R.L. de C.V.

     We own a 49% economic interest in Alestra S. de R.L. de C.V. (Alestra), a telecommunications company in Mexico. During 2001, we stopped recording equity losses in Alestra due to the fact that our investment in Alestra was written down to zero and we had no commitment to fund Alestra or to provide any other financial support. During 2002, Alestra experienced financial difficulties and sought to restructure its existing indebtedness to reduce the outstanding aggregate amount of the notes, to lower interest payments and extend the maturity on the notes. In 2003, Alestra completed the debt restructuring and AT&T and the other shareholders agreed to provide additional funding to Alestra. As a result, we funded $49 million to Alestra. In accordance with Emerging Issues Task Force issue 02-18, "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition," we recognized suspended losses in Alestra of $29 million during 2003 and equity earnings of $4 million during 2004.

  Impairments -- Equity Investments

     Declines in value of equity method investments judged to be other than temporary are recorded in net earnings (losses) related to equity investments. In 2002, we recorded impairment charges on equity method

                          AT&T CORP. AND SUBSIDIARIES
investments of $0.3 billion after taxes ($0.5 billion pretax), which primarily related to AT&T Canada as discussed above. There were no material impairment charges recorded on equity method investments in 2004 or 2003.

  COST METHOD INVESTMENTS

     At December 31, 2004 and 2003, we had cost method investments included in other assets of $25 million and $57 million, respectively. Under the cost method, earnings are recognized only to the extent distributions are received from the accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of our investment balance. Cost investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of income taxes, recorded as a separate component of other comprehensive income in shareowners' equity. As of December 31, 2004, unrealized holding losses were $1 million, which related to investments in an unrealized loss position for less than twelve months. There were no unrealized holding losses recorded as of December 31, 2003.

  Impairments -- Cost Method Investments

     Declines in value of available-for-sale securities, judged to be other-than-temporary, are recorded in other (expense) income, net. During 2002, we believed that we would not recover our cost basis on certain investments in the foreseeable future given the significant decline in stock prices, the length of time these investments had been below market, and industry specific issues. Accordingly, we believed the declines in value were other-than-temporary and, as a result, recorded investment impairment charges on such securities of $0.1 billion after taxes ($0.1 billion pretax) in 2002. The impairment charges primarily related to Time Warner Telecom, resulting from significant changes in the general business climate, as evidenced by the severe downward movement in the U.S. stock market, including the decline in the value of publicly-traded industry stocks. Our investment in Time Warner Telecom was subsequently sold in 2003. In addition, during 2002, we recorded a pretax impairment charge of $0.6 billion related to our holdings in AT&T Wireless, which was monetized by debt indexed to the value of the AT&T Wireless shares. The debt contained an embedded derivative that was designated as a cash flow hedge. At the time, we recognized the other-than-temporary decline in the value of AT&T Wireless as an expense, and, as permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we also recognized, in earnings, the previously unrecognized gain on the embedded derivative of $0.6 billion pretax, resulting in no net income impact. There were no material impairment charges recorded on cost method investments in 2004 or 2003.

  AT&T Wireless Group

     In February 2003, we redeemed exchangeable notes that were indexed to AT&T Wireless common shares that were retained at the time of the split-off of AT&T Wireless in 2001. The notes were settled with 78.6 million shares of AT&T Wireless common stock and $152 million in cash. Also in February 2003, we sold our remaining investment in AT&T Wireless (approximately 12.2 million shares) for $72 million, resulting in a gain of $22 million recorded in other (expense) income, net.

                          AT&T CORP. AND SUBSIDIARIES

8.  DEBT OBLIGATIONS

  DEBT MATURING WITHIN ONE YEAR

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Commercial paper............................................   $   --       $  753
Securitizations.............................................      250          150
Bank borrowings(1)..........................................      340            4
Currently maturing long-term debt...........................    1,296          436
                                                               ------       ------
Total debt maturing within one year.........................   $1,886       $1,343
                                                               ======       ======
Weighted-average interest rate of short-term debt(2)........      1.5%         1.3%

---------------

(1) Primarily represents borrowings, the availability of which is contingent on the level of cash held by some of our foreign subsidiaries.

(2) Excludes currently maturing long-term debt.

  SECURITIZATIONS

     During 2004, we renewed our AT&T Business Services and AT&T Consumer Services 364-day customer accounts receivable securitization facilities, both of which extend through July 2005. Under the programs, accounts receivable are sold on a discounted, revolving basis, to special-purpose, wholly-owned and fully consolidated subsidiaries of AT&T, which assign interests in such receivables to unrelated third-party financing entities. Together, the programs provided up to $1.35 billion of available financing at December 31, 2004, limited by the eligible receivables balance, which varies from month to month. The facilities require us to meet a debt-to-EBITDA (defined as operating income plus depreciation and amortization excluding any asset impairment or net restructuring and other charges) ratio not exceeding 2.25 to 1 (calculated pursuant to the agreements) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the agreements) for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, the available financing was collateralized by $2.2 billion of accounts receivable.

  CREDIT FACILITY

     At December 31, 2004, we had a $1.0 billion syndicated 364-day credit facility available to us that was entered into on October 6, 2004. No borrowings are currently outstanding under the facility. Up to $500 million of the facility can be utilized for letters of credit, which reduces the amount available. At December 31, 2004, approximately $242 million of letters of credit were outstanding under the facility. Additionally, the credit facility contains financial covenants that requires us to meet a total debt-to-EBITDA ratio not exceeding 2.25 to 1 (calculated pursuant to the credit facility) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the credit facility) for four consecutive quarters ending on the last day of each fiscal quarter. At December 31, 2004, we were in compliance with these covenants.

                          AT&T CORP. AND SUBSIDIARIES

  LONG-TERM DEBT

                                                                             AT DECEMBER 31,
                                                                          ---------------------
                                                                           2004(1)     2003(1)
                                                                          ---------   ---------
                                                                          (DOLLARS IN MILLIONS)
DEBENTURES AND NOTES
INTEREST RATES(2)                           MATURITIES
-----------------                           ----------
6.00% -- 6.50%             2009 -- 2029................................     $1,297     $ 1,439
6.75% -- 8.25%             2005 -- 2025................................      1,907       8,017
8.35% -- 10.00%            2011 -- 2031................................      5,720       2,994
Variable rate              2005 -- 2054................................      1,064         980
                                                                            ------     -------
Total debentures and notes.............................................      9,988      13,430
Other(3)...............................................................        106          97
Unamortized discount, net..............................................        (19)        (25)
                                                                            ------     -------
Total long-term debt...................................................     10,075      13,502
Less: currently maturing long-term debt................................      1,296         436
                                                                            ------     -------
Net long-term debt.....................................................     $8,779     $13,066
                                                                            ======     =======

---------------

(1) Debt amounts are included within the range of interest rates that are applied at each respective balance sheet date. Due to the 2004 interest rate step-up, $2,750 million of our long-term notes maturing in 2011 carried an interest rate of 9.05% at December 31, 2004, and 8.05% at December 31, 2003, and were included within different interest rate categories in the above table for the years presented. See below for a discussion of interest rate changes that occurred during 2004.

(2) The actual interest paid on our debt obligations may have differed from the stated amount due to interest rate swap contracts we have entered into to manage our exposure to interest rate risk and our strategy to reduce finance costs (see note 9).

(3) Includes capital lease obligations of $105 million and $96 million as of December 31, 2004 and 2003, respectively.

     The following table shows maturities at December 31, 2004, of the $10.1 billion in total long-term obligations:

 2005    2006    2007   2008   2009   LATER YEARS
------  ------   ----   ----   ----   -----------
              (DOLLARS IN MILLIONS)
$1,296.. $1,470  $213    $7    $890     $6,199

     In 2004, we completed the early retirement of $1,565 million of our outstanding U.S. dollar denominated long-term debt, which was primarily comprised of $1,250 million 6.5% Notes maturing in November 2006, $1,215 million of which carried an interest rate of 7.25% at the time of retirement and $35 million of which carried an interest rate of 8.25% at the time of retirement. The early retirements also included $141 million of 6.0% Notes maturing in March 2009, $87 million of 7.75% Notes maturing in March 2007, $84 million of 7.5% Notes maturing in June 2006 and $3 million of 7.0% Notes maturing in May 2005. The notes were repurchased with cash and resulted in a loss of $179 million recorded in other (expense) income, net.

     Also in 2004, we completed the early retirement of $1,128 million of outstanding 6.0% Euro Notes due November 2006, of which $928 million carried an interest rate of 6.75% at the time of retirement and $200 million carried an interest rate of 7.75% at the time of retirement. The notes were repurchased with cash and resulted in a net loss of $135 million recorded in other (expense) income, net. The carrying value of these notes was $1,577 million, including $449 million in associated foreign currency mark-to-market adjustments, which were hedged.

     During the third quarter of 2004, our long-term and short-term credit ratings were lowered by Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Fitch Ratings. The rating actions by S&P and Moody's triggered a 100 basis point interest rate step-up on approximately $6.4 billion in original face value of

                          AT&T CORP. AND SUBSIDIARIES
debt outstanding as of December 31, 2004, with a current carrying value of $6.7 billion. This step-up is effective for interest payment periods that began in November 2004, resulting in an expected increase in interest expense of approximately $67 million in 2005.

9.  FINANCIAL INSTRUMENTS

     In the normal course of business, we use various financial instruments, including derivative financial instruments, to manage our market risk from changes in interest rates, foreign exchange rates and equity prices associated with previously affiliated companies. We do not use financial instruments for trading or speculative purposes. Our financial instruments include letters of credit, guarantees of debt and certain obligations of former affiliates, interest rate swap agreements, foreign currency exchange contracts, option contracts, equity contracts and warrants. We have been required to post collateral for certain letters of credit. The requirements for collateral are generally dependent upon debt ratings and market conditions. We may be required to post collateral for other financial instruments in the future.

     By their nature, all such instruments involve exposure to credit risk and market risk. Credit risk is the risk of nonperformance by counter-parties under the terms of the contract. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures. Our maximum potential loss may exceed the amount recognized in our balance sheet. However, at December 31, 2004 and 2003, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counter-parties to these financial instruments. Market risk is the risk that the value of the instrument may be adversely affected by changes in interest rates, currency exchange rates or equity prices. We continually manage this risk through monitoring procedures, which limit the type and amount of exposure to these risks. At December 31, 2004, we did not have any significant exposure to any individual customer or counter-party, nor do we have any major concentration of credit risk related to any financial instruments.

  LETTERS OF CREDIT

     Letters of credit are guarantees we purchase, which ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk to us.

     The notional amounts outstanding at December 31, 2004 and 2003, were $1.2 billion and $1.1 billion, respectively. The letters of credit in effect at December 31, 2004, which related to certain private debt maturing on February 28, 2005, were collateralized by restricted cash of $546 million, recorded within other current assets. The letters of credit in effect as of December 31, 2003, were collateralized by restricted cash of $499 million, recorded within other assets. The fair values of the letters of credit, based on the fees paid to obtain the obligations, were $10 million and $9 million as of December 31, 2004 and 2003, respectively.

  GUARANTEES

     In connection with the separation of certain subsidiaries, we issued guarantees for certain debt and other obligations of our former subsidiaries NCR, AT&T Wireless and AT&T Broadband.

     Total notional amount of guaranteed debt at December 31, 2004 and 2003, was $6 million, which relates to NCR and has expiration dates ranging from 2010 to 2020. Should the financial condition of NCR deteriorate to the point at which it is unable to meet its obligations, third party creditors could look to us for payment. We currently hold no collateral for this guarantee, and have not recorded a corresponding obligation. At December 31, 2004 and 2003, there were no quoted market prices for similar agreements.

     The total notional amount of other guaranteed obligations at December 31, 2004 and 2003, was $34 million and $224 million, respectively. Prior to the spin-off of AT&T Broadband, we guaranteed various obligations of AT&T Broadband. In connection with the spin-off of AT&T Broadband, we continue to provide

                          AT&T CORP. AND SUBSIDIARIES
guarantees of these obligations, including operating leases for real estate, surety bonds, and equity hedges. These guarantees have expiration dates ranging from 2005 through 2007. Comcast has provided full indemnification for these guarantees as of December 31, 2004. Should the financial condition of Comcast deteriorate to the point at which it is unable to meet its obligations, third party creditors could look to us for payment. We currently hold no collateral for these guarantees, and have not recorded corresponding obligations. At December 31, 2004, there were no quoted market prices for similar agreements.

     We provided a guarantee of an obligation that AT&T Wireless Services, Inc. (AT&T Wireless) had to NTT DoCoMo that expired on June 30, 2004, in accordance with the terms of the original agreement. Under this guarantee, we would have been secondarily liable for up to $3.65 billion, plus accrued interest, in the event AT&T Wireless was unable to satisfy its entire obligation to NTT DoCoMo.

  INTEREST RATE SWAP AGREEMENTS

     We enter into interest rate swaps to manage our exposure to changes in interest rates. We enter into swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. Interest rate swaps allow us to raise funds at floating rates and effectively swap them into fixed rates that are generally lower than those available to us if fixed rate borrowings were made directly, or to swap fixed-rate borrowings to floating rates to take advantage of lower interest rates. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to the LIBOR (London Inter-Bank Offered Rate). Our fixed-to-floating interest rate swaps were designated as fair value hedges in accordance with SFAS No. 133, as amended. The floating-rate to fixed-rate swaps were designated as cash flow hedges. There was no ineffectiveness recognized in earnings for our fair value or cash flow hedges during 2004 and 2003.

     The following table indicates the types of swaps in use at December 31, 2004 and 2003, the respective notional amounts and their weighted-average interest rates. Average floating rates are those in effect at the reporting date, and may change significantly over the lives of the contracts.

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                               2004          2003
                                                              -------      ---------
                                                              (DOLLARS IN MILLIONS)
Fixed-rate to floating-rate swaps -- notional amount........   $750         $1,000
  Weighted-average receipt rate.............................   4.83%          4.23%
  Weighted-average pay rate.................................   4.03%          2.67%
Floating-rate to fixed-rate swaps -- notional amount........   $108         $  190
  Weighted-average receipt rate.............................   2.39%          1.38%
  Weighted-average pay rate.................................   8.26%          7.30%

     In connection with the early retirement of $1.2 billion of long-term notes in the first quarter of 2004 (see note 8), we unwound $250 million notional amount of fixed-to-floating interest rate swaps, designated as fair value hedges. In addition, a floating-rate to fixed-rate swap with a notional amount of $82 million matured during the third quarter of 2004. As a result of our credit ratings downgrade in the third quarter of 2004, we were required to pay $17 million to two of our swap counterparties, representing the current mark-to-market on the related fixed-rate to floating-rate interest rate swaps.

     We also have combined interest rate foreign currency swap agreements for Euro- and Swiss Franc-denominated debt, which hedge our risk to both interest rate and currency movements. At December 31, 2004 and 2003, the notional amounts related to these contracts were $1.4 billion and $2.5 billion, respectively, $0.6 billion and $1.8 billion of which were designated as cash flow hedges for accounting purposes in 2004 and 2003, respectively. There was no ineffectiveness recognized in earnings for these hedges during 2004 and 2003.

                          AT&T CORP. AND SUBSIDIARIES

The remaining combined interest rate foreign currency swap agreements were not designated for accounting purposes. The decrease in the total notional amount primarily related to $1.1 billion notional amount of contracts unwound during 2004 in connection with the early retirement of long-term Euro notes (see note
8). As a result of this unwind, we recognized $16 million of unrealized gains as part of the net gain (loss) on the early extinguishment of debt within other (expense) income, net. In addition, we returned $136 million of cash collateral that we held at December 31, 2003, in connection with the unwind of these combined interest rate swap agreements. As of December 31, 2004, we had received $193 million of cash collateral (included in cash).

     The table below summarizes the fair and carrying values of the agreements. These swaps are valued using current market quotes, which were obtained from dealers.

                                                               AT DECEMBER 31,
                                                 -------------------------------------------
                                                         2004                   2003
                                                         ----                   ----
                                                 CARRYING/FAIR VALUE    CARRYING/FAIR VALUE
                                                 --------------------   --------------------
                                                 ASSET      LIABILITY   ASSET      LIABILITY
                                                 -----      ---------   ------     ---------
                                                            (DOLLARS IN MILLIONS)
Interest rate swap agreements..................  $ --          $23      $   --        $41
Combined interest rate foreign currency swap
  agreements...................................  $681          $--      $1,002        $--

  FOREIGN EXCHANGE

     We enter into foreign currency forward contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. At December 31, 2004 and 2003, our foreign exchange contracts consisted principally of Euros, British pound sterling, and Danish krone. The notional amounts under contract at December 31, 2004 and 2003, were $0.6 billion and $1.1 billion, respectively, $23 million and $45 million of which were designated as cash flow hedges, respectively. The remaining hedges were not designated for accounting purposes. The decrease in the notional amount was primarily attributable to a decrease in our forward contract portfolio due to contract expirations. There was no ineffectiveness recognized in earnings for these hedges during 2004 and 2003. The following table summarizes the carrying and fair values of the foreign exchange contracts at December 31, 2004 and 2003. These foreign exchange contracts are valued using current market quotes, which were obtained from independent sources.

                                                               AT DECEMBER 31,
                                                 -------------------------------------------
                                                         2004                   2003
                                                         ----                   ----
                                                 CARRYING/FAIR VALUE    CARRYING/FAIR VALUE
                                                 --------------------   --------------------
                                                 ASSET      LIABILITY   ASSET      LIABILITY
                                                 -----      ---------   ------     ---------
                                                            (DOLLARS IN MILLIONS)
Foreign exchange contracts.....................  $ 44          $ 6      $   87        $14

  EQUITY OPTION AND EQUITY SWAP CONTRACTS

     We enter into equity option and equity swap contracts, which are not designated for accounting purposes, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies (see note 12). The notional amounts outstanding on these contracts at December 31, 2004 and 2003, were $29 million and $91 million, respectively. The decrease in the notional amount was primarily related to swaps on 1.8 million Comcast shares, which expired during 2004. The following table

                          AT&T CORP. AND SUBSIDIARIES
summarizes the carrying and fair values of these instruments at December 31, 2004 and 2003. Fair values are based on market quotes.

                                                               AT DECEMBER 31,
                                                 -------------------------------------------
                                                         2004                   2003
                                                         ----                   ----
                                                 CARRYING/FAIR VALUE    CARRYING/FAIR VALUE
                                                 --------------------   --------------------
                                                 ASSET      LIABILITY   ASSET      LIABILITY
                                                 -----      ---------   ------     ---------
                                                            (DOLLARS IN MILLIONS)
Equity hedges..................................  $  2          $ 7      $    5        $12

  DEBT SECURITIES

     The carrying value of debt with an original maturity of less than one year approximates market value. The table below summarizes the carrying and fair values of long-term debt (including currently maturing long-term debt), excluding capital leases, at December 31, 2004 and 2003. The fair values of long-term debt were obtained based on quotes or rates available to us for debt with similar terms and maturities.

                                                             AT DECEMBER 31,
                                                 ---------------------------------------
                                                        2004                 2003
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  VALUE      VALUE     VALUE      VALUE
                                                 --------   -------   --------   -------
                                                          (DOLLARS IN MILLIONS)
Long-term debt, excluding capital leases.......   $9,970    $10,928   $13,406    $14,820

  DERIVATIVE IMPACTS

     The following table summarizes the activity in accumulated other comprehensive income in shareowners' equity related to derivatives designated as cash flow hedges during the periods January 1, 2003 through December 31, 2004.

                                                              PRETAX    AFTER TAXES
                                                              -------   ------------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2003..................................   $  83        $ 51
Unrealized gains............................................      39          25
Realized (gains) reclassified into earnings.................    (100)        (62)
                                                               -----        ----
Balance at December 31, 2003................................      22          14
Unrealized gains............................................      39          23
Realized (gains) reclassified into earnings.................     (29)        (18)
                                                               -----        ----
Balance at December 31, 2004................................   $  32        $ 19
                                                               =====        ====

     Included within the balance at January 1, 2003, were unrealized gains of $131 million pretax ($81 million after taxes) on embedded derivatives related to exchangeable notes that were indexed to AT&T Wireless common stock, which were settled in February 2003.

     Based on the terms of our derivative instruments designated as cash flow hedges, we are not aware of any unrealized gains or losses currently recorded in accumulated other comprehensive income that will be transferred into earnings during 2005.

10.  EQUITY TRANSACTIONS

     In June 2002, we completed a public equity offering of 46 million shares of AT&T common stock for net proceeds of $2.5 billion. We utilized the proceeds from the offering to satisfy a portion of our obligation to the AT&T Canada common shareholders (see note 7).

                          AT&T CORP. AND SUBSIDIARIES

     Pursuant to the AT&T Broadband and Comcast merger agreement (see note 4), we were required to redeem the outstanding TCI Pacific Communications, Inc. Class A Senior Cumulative Exchangeable Preferred Stock for AT&T common stock. Each share of TCI Pacific preferred stock was exchangeable, at the option of the holder, for 1.673 shares of AT&T common stock. During 2002, all outstanding shares (approximately 6.2 million) of TCI Pacific preferred stock were either exchanged or redeemed for approximately 10.4 million shares of AT&T common stock. No gain or loss was recorded on the exchange/redemption of the TCI Pacific preferred stock.

     During 2002, we issued 2.9 million shares of AT&T common stock to certain current and former senior managers in settlement of their deferred compensation accounts. Pursuant to our deferred compensation plan, senior managers may defer short- and long-term incentive compensation awards. The issuance of these shares resulted in an increase to total shareowners' equity of $196 million.

11.  PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Pension benefits for management employees are principally based on career-average pay. Pension benefits for occupational employees are not directly related to pay. Pension and postretirement trust contributions are made to trust funds held for the sole benefit of plan participants. Our postretirement benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions. We use a December 31 measurement date for the majority of our plans.

  U.S. PLANS

     The following table shows the components of the net periodic benefit cost (credit) for continuing operations:

                                       PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                  ---------------------------   ------------------------
                                             FOR THE YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                   2004      2003      2002      2004     2003     2002
                                  -------   -------   -------   ------   ------   ------
                                                  (DOLLARS IN MILLIONS)
Service cost -- benefits earned
  during the period.............  $   205   $   223   $   209   $  21    $  24    $  23
Interest cost on benefit
  obligations...................      936       941     1,002     357      367      365
Amortization of unrecognized
  prior service cost............      122       145       152      49       40       12
Credit for expected return on
  plan assets...................   (1,442)   (1,449)   (1,526)   (176)    (152)    (187)
Amortization of transition
  asset.........................       --        --       (34)     --       --       --
Amortization of losses
  (gains).......................       30         4       (22)    103       81        5
(Credits) charges for special
  termination benefits *........       --        --       (19)     --       14       --
Net curtailment losses *........      220         9        --     119       --       --
Net settlement losses...........       --        10         6      --       --       --
                                  -------   -------   -------   -----    -----    -----
Net periodic benefit cost
  (credit)......................  $    71   $  (117)  $  (232)  $ 473    $ 374    $ 218
                                  =======   =======   =======   =====    =====    =====

---------------

* Primarily included in asset impairment and net restructuring and other charges.

     In connection with the restructuring charges taken during 2004 associated with employee separations (see note 6), we recorded pension and postretirement benefit curtailment losses of $339 million.

                          AT&T CORP. AND SUBSIDIARIES

     Additionally, in connection with the restructuring plan implemented during 2003, we recorded a $9 million pension curtailment loss associated with our management realignment efforts, as well as a $14 million charge related to expanded eligibility for postretirement benefits for certain employees that exited under the plan.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                                       POSTRETIREMENT
                                                   PENSION BENEFITS       BENEFITS
                                                   -----------------   ---------------
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                    2004      2003      2004     2003
                                                   -------   -------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Change in benefit obligations:
Benefit obligations, beginning of year...........  $15,767   $14,985   $6,274   $5,839
Service cost.....................................      205       223       21       24
Interest cost....................................      936       941      357      367
Participants' contributions......................       --        --       72       42
Plan amendments..................................       --        24       --      173
Actuarial losses (gains).........................      845       799     (370)     362
Benefit payments.................................   (1,217)   (1,175)    (634)    (547)
Special termination benefits.....................       --        --       --       14
Settlements......................................       --       (29)      --       --
Curtailment losses (gains).......................       80        (1)      93       --
                                                   -------   -------   ------   ------
Benefit obligations, end of year.................  $16,616   $15,767   $5,813   $6,274
                                                   =======   =======   ======   ======
Change in fair value of plan assets:
Fair value of plan assets, beginning of year.....  $17,555   $15,603   $2,057   $1,745
Actual return on plan assets.....................    2,136     3,067      207      316
Employer contributions...........................       36        89      611      501
Participants' contributions......................       --        --       72       42
Benefit payments.................................   (1,217)   (1,175)    (634)    (547)
Settlements......................................       --       (29)      --       --
                                                   -------   -------   ------   ------
Fair value of plan assets, end of year...........  $18,510   $17,555   $2,313   $2,057
                                                   =======   =======   ======   ======

                                                             AT DECEMBER 31,
                                                   -----------------------------------
                                                    2004     2003     2004      2003
                                                   ------   ------   -------   -------
Funded (unfunded) benefit obligation.............  $1,894   $1,788   $(3,500)  $(4,217)
Unrecognized net loss............................   1,000      882     1,298     1,807
Unrecognized prior service cost..................     380      639        53       123
                                                   ------   ------   -------   -------
Net amount recorded..............................  $3,274   $3,309   $(2,149)  $(2,287)
                                                   ======   ======   =======   =======

                          AT&T CORP. AND SUBSIDIARIES

     The following table provides the amounts recorded in our consolidated balance sheets:

                                                PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                -----------------   ------------------------
                                                              AT DECEMBER 31,
                                                --------------------------------------------
                                                 2004      2003       2004           2003
                                                -------   -------   ---------      ---------
                                                           (DOLLARS IN MILLIONS)
Prepaid pension cost..........................  $3,981    $3,853     $    --        $    --
Benefit related liabilities...................    (992)     (901)     (2,149)        (2,287)
Intangible asset (included in other assets)...     224       337          --             --
Accumulated other comprehensive income........      61        20          --             --
                                                ------    ------     -------        -------
Net amount recorded...........................  $3,274    $3,309     $(2,149)       $(2,287)
                                                ======    ======     =======        =======

     Included in other comprehensive income was a pretax increase (decrease) of $41 million, $(285) million, and $289 million, for 2004, 2003 and 2002, respectively, attributable to the change in the minimum pension liability.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We are impacted by the Act since we sponsor postretirement health care plans that provide prescription drug benefits. On May 19, 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

     We adopted FSP No. FAS 106-2 effective July 1, 2004, and have elected a prospective application, which required the remeasurement of our postretirement plan assets and accumulated postretirement benefit obligation (APBO) as of July 1, 2004. We believe that the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants would be deemed to be actuarially equivalent to Medicare Part D benefits based on the benefits provided under the plan. The subsidy-related reduction in the APBO related to the adoption for this group was $161 million, which will be amortized to income over time as an actuarial gain. During 2004, the amortization of the actuarial gain as well as a reduction of interest cost resulted in a reduction to net periodic postretirement benefit cost (recorded within selling, general and administrative expenses and costs of services and products) of approximately $11 million. We did not record any impact of the Act to our remaining plan participants in 2004 due to the lack of final regulations on determination of actuarial equivalence.

     On January 21, 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services (CMS) released final regulations implementing major provisions of the Act. These final regulations had no significant impact to the reduction of APBO and net periodic postretirement benefit cost that we recorded in 2004. With respect to the impact of the Act to the remaining plan participants, we are assessing appropriate integration of the federal subsidy into the plan benefits. We continue to review the regulations released on January 21, 2005, to determine whether they will result in a significant reduction to our APBO and net periodic postretirement benefit cost.

                          AT&T CORP. AND SUBSIDIARIES

     The weighted-average asset allocation of the pension and postretirement plans by asset category and target range are as follows:

                                            PENSION PLAN ASSETS     POSTRETIREMENT PLAN ASSETS
                                            --------------------   ----------------------------
                                                              AT DECEMBER 31,
                                            ---------------------------------------------------
                                                          TARGET                        TARGET
                                            2004   2003   RANGE     2004      2003      RANGE
                                            ----   ----   ------   ------    ------    --------
Equity securities(1)......................   67%    68%   60-70%      70%       61%      65-75%
Debt securities...........................   24%    23%   20-30%      29%       23%      25-35%
Real estate...............................    9%     9%    5-15%       0%        0%          0%
Other(2)..................................    0%     0%       0%       1%       16%        0-1%
                                            ---    ---               ---       ---
  Total...................................  100%   100%              100%      100%
                                            ===    ===               ===       ===

---------------

(1) At December 31, 2004 and 2003, our pension plan assets included $6 million and $7 million of AT&T common stock, respectively.

(2) Other postretirement plan assets primarily consisted of cash and cash equivalents at December 31, 2004 and 2003. The target range is determined based on anticipated cash requirements to partially fund benefit payments. In 2003, the year end cash level was higher than the target range due to year end cash contributions made to the postretirement welfare benefit plan. In 2004, company contributions to the trust were made periodically throughout the year reducing the cash balance of the trust at year end.

     The assets of the pension and postretirement welfare benefit plans are managed with the objective of maximizing excess return subject to prudent risk taking. In 2004, we completed an asset-liability study for the pension plan. We will continue to do so at least once every two years (or more frequently, if necessary) for the pension plans and on an as necessary basis for postretirement welfare benefit plans, to ensure that an efficient asset allocation is maintained in order to meet future benefit obligations, given the plans' tolerance for risk. We use derivative financial instruments including futures contracts, forward contracts and options to enhance returns on the pension plan asset investments, to limit exposure to market fluctuations, and as vehicles to implement portfolio strategy. The use of options is permitted for debt investments, but is prohibited for public equity investments. It is not our policy to use these derivative financial instruments for speculative purposes.

     The accumulated benefit obligation for all defined benefit pension plans was $16.4 billion and $15.5 billion at December 31, 2004 and 2003, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Projected benefit obligation................................   $10,773     $10,340
Accumulated benefit obligation..............................    10,528      10,057
Fair value of plan assets...................................     9,536       9,157

     The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the pension and postretirement plans:

                                         BENEFIT
                                       OBLIGATIONS              NET PERIODIC BENEFIT COST
                                     ---------------        ----------------------------------
                                     AT DECEMBER 31,         FOR THE YEARS ENDED DECEMBER 31,
                                     ---------------        ----------------------------------
                                     2004      2003          2004          2003          2002
                                     -----     -----        ------        ------        ------
Discount rate......................  5.75%     6.00%         5.95%         6.50%         7.25%
Rate of compensation increase......  4.00%     4.00%         4.00%         4.25%         5.90%
Expected return on plan assets.....    --        --          8.50%         8.50%         9.00%

                          AT&T CORP. AND SUBSIDIARIES

     As a result of the plan curtailments that occurred in the third quarter of 2004, the assets and liabilities of our pension and postretirement plans were remeasured at September 30, 2004. The discount rate used was reduced from 6.0% at December 31, 2003, to 5.75%, while other assumptions remained constant for the purpose of determining the benefit obligations at remeasurement. As a result of this assumption change at remeasurement, our net periodic benefit cost in the fourth quarter of 2004 was based on a discount rate of 5.75%.

     The assumptions for pension and postretirement benefits were reassessed as of December 31, 2004. The discount rate remained unchanged from the September 30, 2004 remeasurement, and was based on current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase also remained at 4.0% reflecting expected inflation levels, our actual recent experience and future outlook. We conducted an expected long-term rate of return analysis on pension and postretirement benefit plan assets. This analysis consisted of forward-looking projections for a risk-free rate of return, inflation rate, and risk premiums for particular asset classes. Historical returns are used only to assist in determining the reasonableness of the analysis. The results of this analysis were applied to the target asset allocation in accordance with our plan investment strategies. The expected long-term rate of return on plan assets was determined based on the weighted-average projected returns of each asset class. As a result, the expected rate of return on plan assets will be reduced from 8.5% to 8.25% for pension plans and to 7.75% for postretirement plans effective January 1, 2005, to appropriately reflect the nature of the asset portfolios.

     The following table provides the assumed health care cost trend rates for postretirement benefit plans:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2004      2003
                                                              -----     -----
Health care cost trend rate assumed for next year...........  10.8%     10.2%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate).....................................   4.8%      5.0%
Year that the rate reaches the ultimate trend rate..........  2010      2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

                                                           ONE PERCENTAGE   ONE PERCENTAGE
                                                           POINT INCREASE   POINT DECREASE
                                                           --------------   --------------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost.............       $  9            $  (8)
Effect on accumulated postretirement benefit
  obligation.............................................        164             (145)

     We expect to contribute approximately $30 million to the nonqualified pension plan in 2005. No contribution is expected for the qualified pension plan in 2005. While not required, we also expect to contribute approximately $525 million to the postretirement benefit plans in 2005.

                          AT&T CORP. AND SUBSIDIARIES

     Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

                                 PENSION
                                 BENEFITS                   POSTRETIREMENT BENEFITS
                              --------------   -------------------------------------------------
                              GROSS PAYMENTS   GROSS PAYMENTS   SUBSIDY RECEIPTS*   NET PAYMENTS
                              --------------   --------------   -----------------   ------------
                                                    (DOLLARS IN MILLIONS)
2005........................      $1,470           $  595             $ --             $  595
2006........................       1,155              485              (15)               470
2007........................       1,155              480              (15)               465
2008........................       1,155              475              (15)               460
2009........................       1,155              470              (15)               455
2010 -- 2014................       5,805            2,240              (80)             2,160

---------------

* Based on expected subsidy for prescription drug benefits to be received from the federal government under Medicare Part D.

     We also sponsor savings plans for the majority of our U.S. employees. The plans allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Contributions to such U.S. savings plans relating to continuing operations amounted to $122 million in 2004, $136 million in 2003 and $135 million in 2002.

  NON-U.S. PLANS

     Certain non-U.S. operations have varying types of pension programs providing benefits for substantially all of their employees.

     The following table provides the plans' benefit obligations and fair value of assets, and a statement of the funded status:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004         2003
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Benefit obligations, end of year............................   $ 812        $ 634
Fair value of plan assets, end of year......................     581          442
                                                               -----        -----
(Unfunded) benefit obligation...............................    (231)        (192)
Unrecognized net loss.......................................     195          165
Unrecognized transition obligation..........................       1            1
                                                               -----        -----
Net amount recorded.........................................   $ (35)       $ (26)
                                                               =====        =====

     The following table provides the amounts recorded in our consolidated balance sheets:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004         2003
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Prepaid pension cost........................................   $  10        $   8
Benefit related liabilities.................................    (159)        (137)
Accumulated other comprehensive income......................     114          103
                                                               -----        -----
Net amount recorded.........................................   $ (35)       $ (26)
                                                               =====        =====

     The benefit obligations were determined using a weighted average discount rate of 5.15% and 5.40% at December 31, 2004 and 2003, respectively, and a weighted average rate of compensation increase of 4.25%

                          AT&T CORP. AND SUBSIDIARIES
and 3.90% as of December 31, 2004 and 2003, respectively. Net periodic pension cost was approximately $40 million in 2004, $35 million in 2003 and $20 million in 2002. The weighted-average expected return on plan assets was 6.20% in 2004 and 2003 and 7.40% in 2002.

     The following table provides information for certain non-U.S. defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                               2004          2003
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Projected benefit obligation................................   $715          $564
Accumulated benefit obligation..............................    657           512
Fair value of plan assets...................................    501           386

     Included in other comprehensive income was a pretax increase of $11 million and $103 million for the years ended 2004 and 2003, respectively, attributable to the change in the minimum pension liability.

12.  STOCK-BASED COMPENSATION PLANS

     Under the AT&T 2004 Long Term Incentive Program (Program), which became effective on May 19, 2004 and replaced the 1997 Long Term Incentive Program, as amended, we grant stock options, performance shares, restricted stock units and other awards in AT&T common stock. The Program expires on May 31, 2009. Under the terms of the Program, there were originally 36 million shares of AT&T common stock available for any combination of stock compensation awards, including options, performance shares, restricted stock units and other stock awards. As of December 31, 2004, 30.8 million shares were still available for grant.

     Under the Program, performance share units (equivalent to one common share) are awarded to key employees in the form of either common stock or cash at the end of a three-year period, based on certain financial-performance targets. Stock options and restricted stock units generally have vesting periods of three to four years. The exercise price of stock options issued was equal to the stock price when the options were granted. Stock options are exercisable for up to 10 years from the date of grant.

     In connection with the 2002 spin-off of AT&T Broadband, all outstanding AT&T stock options held by active AT&T employees were restructured into an adjusted number of AT&T options. All outstanding AT&T stock options held by active AT&T Broadband employees were restructured into an adjusted number of AT&T Broadband options and subsequently replaced with new Comcast stock options, and all AT&T stock options held by inactive employees at the time of the spin-off were converted into adjusted AT&T stock options and new Comcast stock options. In January 2002, we modified the terms and conditions of outstanding AT&T stock options and other equity awards held by AT&T Broadband employees granted under plans other than the Program. This modification provided that upon the change in control of AT&T Broadband, its stock options and other equity awards granted prior to December 19, 2001, would be immediately vested and exercisable through their remaining contractual term. In 2002, $48 million of pretax compensation expense related to this modification was recognized by AT&T Broadband and is included within gain on disposition of discontinued operations.

     Under the AT&T 1996 Employee Stock Purchase Plan (ESPP), which was effective July 1, 1996, and amended on May 23, 2001, we are authorized to sell up to 21 million shares of AT&T common stock to our eligible employees through June 30, 2006. Effective May 31, 2003, we suspended employee purchases of company stock under the ESPP. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day. Under the ESPP, we sold approximately 1.3 million shares to employees in both 2003 and 2002.

                          AT&T CORP. AND SUBSIDIARIES

     Effective January 1, 2003, AT&T began recording compensation expense pursuant to SFAS No. 123 for all stock options issued subsequent to January 1, 2003. Compensation expense associated with performance shares, restricted stock and other awards has always been recorded in our financial statements. The fair value of all stock options issued subsequent to January 1, 2003 is measured on the grant date using the Black-Scholes option pricing model and recognized in the statement of operations over the vesting period (see note 1).

     A summary of the AT&T common stock option transactions is as follows:

                                      WEIGHTED-             WEIGHTED-             WEIGHTED-
                                       AVERAGE               AVERAGE               AVERAGE
                                      EXERCISE              EXERCISE              EXERCISE
SHARES IN THOUSANDS          2004     PRICE(1)     2003     PRICE(1)     2002     PRICE(1)
-------------------         -------   ---------   -------   ---------   -------   ---------
Outstanding at January
  1,......................  118,460    $35.99      98,257    $40.64      63,509    $122.90
  Options granted.........      730     21.41      25,359     17.36      15,183      68.84
  AT&T Broadband spin-off
     adjustments..........       --                    --                37,049
  Options and SARs
     exercised............   (1,419)    16.12        (745)    12.60        (436)     32.28
  Options canceled or
     forfeited............   (5,390)    35.64      (4,411)    36.10     (17,048)    125.72
                            -------               -------               -------
Options outstanding at
  December 31,............  112,381     36.16     118,460     35.99      98,257      40.64
Options exercisable at
  December 31,............   84,912     40.61      68,825     44.18      46,770      49.88

---------------

(1) The weighted-average exercise prices for the period prior to the AT&T Broadband spin-off in 2002 have not been adjusted to reflect the impact of the spin-off.

                          AT&T CORP. AND SUBSIDIARIES

     The following table summarizes information about the AT&T common stock options outstanding at December 31, 2004:

                                              OPTIONS OUTSTANDING
                                 ---------------------------------------------      OPTIONS EXERCISABLE
                                                     WEIGHTED-                   --------------------------
                                     NUMBER           AVERAGE        WEIGHTED-       NUMBER       WEIGHTED-
                                 OUTSTANDING AT      REMAINING        AVERAGE    EXERCISABLE AT    AVERAGE
                                  DECEMBER 31,    CONTRACTUAL LIFE   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES              2004          LIFE (YEARS)       PRICE          2004          PRICE
------------------------         --------------   ----------------   ---------   --------------   ---------
                                 (IN THOUSANDS)                                  (IN THOUSANDS)
$3.93 - $17.22.................         448             1.8           $10.69            448        $10.69
$17.32.........................      20,861             8.0           $17.32          7,094        $17.32
$17.47 - $23.70................       3,102             6.2           $20.66          1,759        $20.13
$23.88.........................      10,072             7.0           $23.88          7,222        $23.88
$23.94 - $28.00................       1,133             4.7           $25.74            889        $25.65
$28.03.........................      20,589             6.5           $28.03         13,723        $28.03
$28.23 - $32.54................       2,177             4.9           $30.35          2,061        $30.35
$32.63.........................       5,261             5.8           $32.63          4,486        $32.63
$32.64 - $33.66................       1,077             4.4           $33.44          1,050        $33.45
$33.68.........................       7,700             5.6           $33.68          6,565        $33.68
$33.77 - $38.10................       6,652             2.9           $35.71          6,398        $35.72
$38.31 - $46.73................       7,407             2.2           $41.42          7,370        $41.40
$46.91.........................       5,137             5.0           $46.91          5,095        $46.91
$47.04 - $61.45................       2,835             3.5           $56.62          2,829        $56.63
$61.54.........................       4,816             3.0           $61.54          4,816        $61.54
$61.66 - $87.01................       8,268             4.2           $71.07          8,262        $71.07
$87.51 - $90.80................       4,846             3.9           $87.52          4,845        $87.52
                                    -------                                          ------
                                    112,381             5.6           $36.16         84,912        $40.61
                                    =======                                          ======

     During 2004 and 2003, we granted 4.1 million and 2.4 million, respectively, of restricted stock units, to key employees and the board of directors. The weighted average fair value at grant date for the 2004 and 2003 restricted stock unit awards was $16.54 and $19.27, respectively. The awards granted in 2004 vest over four years, while 2003 awards have a three-year vesting period. In addition, in 2002, we offered employees the option to cancel certain outstanding stock options and replace them with restricted stock units. Approximately 15 million stock options were canceled as a result of this offer, and 2.5 million restricted stock units were granted, which vest over a three-year period. As a result of the spin-off of AT&T Broadband, the 2.5 million restricted stock units were restructured into 6.5 million units, with a grant date fair value of $25.33. Those options that were eligible for cancellation but retained by the employee became variable awards under APB Opinion No. 25, with compensation expense recorded based on changes in stock price until the options are exercised, forfeited or expired unexercised. The cancellation of stock options had no impact on 2004, 2003 and 2002 results of operations.

     During 2004 and 2002, we granted performance share units to key employees, which are paid based on the attainment of certain performance measures over a three-year period. Approximately 3.6 million and 0.9 million units were granted in 2004 and 2002, respectively.

                          AT&T CORP. AND SUBSIDIARIES

     The weighted-average fair values at date of grant for AT&T common stock options granted during 2004, 2003 and 2002 were $5.58, $5.49 and $24.49, respectively, and were estimated using the Black-Scholes option-pricing model. The 2002 weighted-average grant-date fair value excludes the effects of equity restructuring relating to the spin-off of AT&T Broadband. The following weighted average assumptions were used for stock options granted during 2004, 2003 and 2002:

                                                                   AT&T COMMON
                                                                  STOCK OPTIONS
                                                              ---------------------
                                                              2004    2003    2002
                                                              -----   -----   -----
Risk-free interest rate.....................................   3.35%   2.53%   3.73%
Expected dividend yield.....................................   4.00%   4.00%   1.17%
Expected volatility.........................................  38.00%  47.90%  40.00%
Expected life (in years)....................................    5.0     5.0     4.7

13.  INCOME TAXES

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2004        2003         2002
                                                         --------     -------     ---------
                                                               (DOLLARS IN MILLIONS)
U.S. federal statutory income tax rate.................       35%         35%           35%
Federal income tax benefit (provision) at statutory
  rate.................................................   $3,862       $(942)      $  (993)
State and local income tax benefit (provision), net of
  federal income tax effect............................      293         (59)         (222)
AT&T Latin America.....................................      394          35          (360)
Foreign operations, net of tax credits.................      (12)          1          (140)
Investment dispositions, acquisitions and legal entity
  restructurings.......................................        3          51            93
Research and other credits.............................       36          12            51
Research tax credit claims for prior years.............       --         143            --
Other differences, net.................................      (16)        (57)          (16)
                                                          ------       -----       -------
Benefit (provision) for income taxes...................   $4,560       $(816)      $(1,587)
                                                          ======       =====       =======
Effective income tax rate..............................     41.3%       30.3%         56.0%

                          AT&T CORP. AND SUBSIDIARIES

     The U.S. and foreign components of (loss) income from continuing operations before income taxes and the benefit (provision) for income taxes are presented in the following table:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
(Loss) income from continuing operations before income
  taxes:
United States..........................................   $(11,018)    $ 2,761     $ 2,924
Foreign................................................        (17)        (71)        (88)
                                                          --------     -------     -------
Total..................................................   $(11,035)    $ 2,690     $ 2,836
                                                          ========     =======     =======
Benefit (provision) for income taxes:
Current:
  Federal..............................................   $    179     $   342     $ 1,041
  State and local......................................        (82)        250          19
  Foreign..............................................        (43)         (6)        (95)
                                                          --------     -------     -------
                                                                54         586         965
                                                          --------     -------     -------
Deferred:
  Federal..............................................      3,952      (1,102)     (2,201)
  State and local......................................        532        (341)       (360)
  Foreign..............................................         15          25          (7)
                                                          --------     -------     -------
                                                             4,499      (1,418)     (2,568)
Amortization of deferred investment tax credits........          7          16          16
                                                          --------     -------     -------
Benefit (provision) for income taxes...................   $  4,560     $  (816)    $(1,587)
                                                          ========     =======     =======

     We also recorded current and deferred income tax (provision) benefits that resulted from earnings (losses) related to equity investments in the amounts of $(4) million in 2004, $(31) million in 2003 and $112 million in 2002.

     Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.

                          AT&T CORP. AND SUBSIDIARIES

     Deferred income tax liabilities and assets consist of the following:

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Deferred Income Tax Assets:
  Employee compensation and benefits........................   $1,482       $1,536
  Reserves and allowances...................................    1,195          979
  Net operating loss, capital loss and credit
     carryforwards..........................................      515          425
  Business restructuring....................................      243          163
  Other deferred tax assets.................................      208          214
  Valuation allowance.......................................     (575)        (857)
                                                               ------       ------
Total deferred income tax assets............................    3,068        2,460
                                                               ------       ------
Deferred Income Tax Liabilities:
  Pensions..................................................    1,114        1,201
  Leveraged and capital leases..............................      853          937
  Capitalized software and intangible assets................      761          924
  Investments...............................................      422           97
  Property, plant and equipment.............................       90        3,883
  Other.....................................................       63           98
                                                               ------       ------
Total deferred income tax liabilities.......................    3,303        7,140
                                                               ------       ------
Net deferred income tax liability...........................   $  235       $4,680
                                                               ======       ======

     In 2004, the valuation allowance declined $282 million. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the plan of bankruptcy liquidation of AT&T Latin America became effective. As a result, we no longer needed the valuation allowance established in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America, and recorded an income tax benefit of $394 million in 2004. This decline in the valuation allowance was partially offset by an increase primarily for state net operating loss carryforwards and state net deferred tax assets.

     At December 31, 2004, we had net operating and capital loss carryforwards (tax effected) for federal, state and foreign income tax purposes of $4 million, $374 million and $3 million, respectively, expiring through 2024. In addition, at December 31, 2004, we had state tax credit carryforwards (after federal tax effects) of $124 million expiring through 2019 and $10 million with no expiration date.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) became law. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. The deduction is subject to a number of requirements and clarification is needed on various aspects of the law before the impact can be determined. In addition, the amount of the deduction remains subject to potential local country restrictions on remittances, as well as to management's decisions with respect to any repatriation. Based upon the current wording of the law and assuming no technical corrections, we are considering possible dividend remittances of approximately $100 million, which we estimate would result in a one-time income tax benefit in 2005 of approximately $5 million. We expect to complete our evaluation of the impact of the Act during 2005.

                          AT&T CORP. AND SUBSIDIARIES

14.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004. However, we believe that after final disposition, any monetary liability or financial impact to us beyond that provided for at December 31, 2004, would not be material to our annual consolidated financial statements.

     We were named as a defendant in a consolidated group of purported securities class action lawsuits filed in the United States District Court for the District of New Jersey on behalf of persons who purchased shares of AT&T common stock from October 25, 1999 through May 1, 2000. The consolidated lawsuit alleged, among other things, that during the period referenced above, we made materially false and misleading statements and omitted to state material facts concerning our future business prospects. The consolidated complaint sought unspecified damages. After several days of trial, we settled this lawsuit for $100 million. While we denied any wrongdoing asserted against us, we settled this lawsuit to avoid the uncertainty of a jury verdict and the expense of continuing the litigation to the end of the trial and through the appeal process. Under terms of a separation agreement between AT&T and our former broadband subsidiary, which was spun off to Comcast in 2002, the settlement will be shared equally between the two parties. Accordingly, we recognized our share of the settlement of $50 million in 2004. In addition, we recorded a $50 million receivable from Comcast for its proportionate share. We intend to seek reimbursement from our insurers for the amounts to be paid.

     We have also been named as a defendant in another consolidated group of securities class actions filed in the United States District Court for the Southern District of New York, filed on behalf of investors who purchased shares in the AT&T Wireless tracking stock initial public offering (IPO) from April 26, 2000 through May 1, 2000. This consolidated action alleges that we made materially false and misleading statements and omitted to state material facts in the IPO prospectus about our future business prospects. The plaintiffs seek unspecified damages. We believe that the lawsuit is without merit and intend to defend it vigorously.

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

     Through a former subsidiary, we owned approximately 23% of the outstanding common stock and 74% of the voting power of the outstanding common stock of At Home Corporation (At Home), which filed for bankruptcy protection on September 28, 2001. Until October 1, 2001, AT&T appointed a majority of At Home's directors and thereafter we appointed none. On November 7, 2002, the trustee for the bondholders' liquidating trust of At Home (the Bondholders) filed a lawsuit in California state court asserting claims for breach of fiduciary duty relating to the conduct of AT&T and its designees on the At Home board of directors in connection with At Home's declaration of bankruptcy and subsequent efforts to dispose of some of its businesses or assets, as well as in connection with other aspects of our relationship with At Home. On November 15, 2002, the Bondholders filed a lawsuit in California federal court asserting a claim for patent infringement relating to our broadband distribution and high-speed Internet backbone networks and equip-

                          AT&T CORP. AND SUBSIDIARIES
ment. The Bondholders seek unspecified damages in these lawsuits. We believe that these lawsuits are without merit and intend to defend them vigorously.

     In addition, purported class action lawsuits have been filed in California state court on behalf of At Home shareholders against AT&T, At Home, and the directors of At Home, Cox and Comcast. The lawsuits claim that the defendants breached fiduciary obligations of care, candor and loyalty in connection with a transaction announced in March 2000 in which, among other things, AT&T, Cox and Comcast agreed to extend existing distribution agreements, the board of directors of At Home was reorganized, and we agreed to give Cox and Comcast rights to sell their At Home shares to us. These actions have been consolidated by the court and are subject to a stay. Our liability for any such suits would be shared equally between Comcast and us. In March 2002, a purported class action was filed in the United States District Court for the Southern District of New York against, inter alia, AT&T and certain of its senior officers alleging violations of the federal securities law in connection with the disclosures made by At Home in the period from April 17 through August 28, 2001. We believe that these lawsuits are without merit and intend to defend them vigorously.

     The creditors of At Home filed a preference action against AT&T in the At Home bankruptcy proceeding pending in California federal court. The complaint alleges that we should be viewed as an insider of At Home. On this theory, At Home seeks to avoid one year's worth of payments to us as opposed to the non-insider ninety-day period prior to the filing of the bankruptcy petition. The plaintiffs seek damages of approximately $89.6 million from AT&T and Comcast. We believe that this action is without merit and intend to defend it vigorously.

     Thirty putative class actions have been filed in various jurisdictions around the country challenging the manner in which we disclose Federal Communications Commission (FCC)-imposed Universal Service Fund charges to our customers and how we recoup those charges from our customers. The plaintiffs in each lawsuit seek unspecified damages. We believe that these lawsuits are without merit and intend to defend them vigorously.

     More than thirty class actions have been brought against us throughout the country in which the plaintiffs have asserted superior property rights with respect to railroad right of way corridors on which we have installed fiber optic cable under agreements with the various railroads. Although we deny any liability, we have engaged in settlement negotiations concerning the so-called "active line" claims that have been consolidated and are pending in Indiana federal court. We have settled claims on a state-by-state basis and obtained final approval of such claims in Ohio, Connecticut, Wisconsin, Maryland, Virginia, Delaware, West Virginia, Idaho, Massachusetts and Michigan. In addition, in January 2005, we obtained preliminary approval for settlements in Vermont, Minnesota, Kansas, Maine and Texas and final fairness hearings to approve the settlements are scheduled in May 2005 for Vermont and Minnesota and July 2005 for Kansas, Maine and Texas. We also anticipate using these settlements as a template for settling claims in other states. None of the current settlements or the settlements we are currently planning involve claims along railroad right of way obtained under federal land grant statutes nor do they address claims that are based upon the installation of fiber optic cable in pipeline or other utility right of way.

     On April 21, 2004, the FCC ruled against a petition we filed in October 2002, in which we asked the FCC to decide the issue of whether phone-to-phone IP telephony services are exempt from paying access charges. As a result of this ruling, we began paying terminating access charges on long distance phone-to-phone IP telephony calls. In its decision, the FCC did not make any determination regarding the appropriateness of retroactive application of its ruling. The FCC left the matter to be decided on a fact specific, case-by-case basis. Following the ruling, Qwest Communications International Inc. (Qwest) filed a lawsuit against us in federal district court in Colorado in which it asserted a claim alleging that we avoided interstate and intrastate access charges by delivering long distance calls to Qwest for termination over Qwest's local facilities. Qwest is seeking "tens of millions of dollars in access charges." SBC Communications Inc. (SBC) filed a lawsuit in federal district court in Missouri asserting claims similar to those asserted against us by Qwest. SBC is seeking $141 million in access charges. Although other carriers have expressed an intention to make similar claims, to

                          AT&T CORP. AND SUBSIDIARIES
date no other lawsuits have been filed. In our view, our total potential exposure could be as much as $250 million if we were required to make payments retroactively. We believe we have a number of defenses to these claims and intend to defend against them vigorously.

     Qwest has also filed a claim against us seeking payment of approximately $60 million in alleged undercharges in connection with terminating toll-free calls. We dispute the allegations of these claims and believe that we have acted consistently with the terms and conditions of our underlying agreements with Qwest. In addition, we believe that Qwest's claims have been released in the ordinary course of business between Qwest and us. To the extent that Qwest may be entitled to any damages, such damages cannot be substantiated at this time.

     In February 2005, the FCC ruled against AT&T in its petition for a declaratory ruling that our enhanced prepaid card service is an interstate information service. The FCC did not agree with our position that intrastate access charges should not apply to calls made using an enhanced prepaid card when (1) the prepaid card platform is located outside the state in which either the calling or the called party is located and (2) the called party receives an advertisement from the platform which constitutes a separate interstate communication. The FCC also did not agree with our position that our enhanced prepaid card service is an information service, and held that it is a telecommunications service and that we had to make Universal Service Fund (USF) contributions on revenue derived from the service. Since we did not pay USF and paid lower interstate access rates, these savings have permitted us to sell prepaid cards at prices below what otherwise would have been possible. The recent adverse ruling by the FCC on the prepaid card petition will increase the future cost of providing the types of prepaid cards that were addressed in the FCC decision and may materially adversely affect future sales of prepaid cards. In addition, the FCC ruling directs AT&T to pay "past due" universal service amounts, including late fees invoiced by the Universal Service Administrator, and exposes us to potential retroactive liability for intrastate access charges. Accordingly, we accrued $553 million as of December 2004 for these matters. We intend to appeal the FCC decision to a federal Court of Appeals.

     Following this FCC decision, Qwest filed a lawsuit against us in Colorado federal court relating to this issue, asserting claims for breach of federal and state tariffs, unjust enrichment, fraudulent misrepresentation and breach of contract. Qwest seeks unspecified damages. We intend to vigorously defend this and any similar cases that may be filed relating to this issue.

     In connection with the separation of our former units, we have entered into a number of separation and distribution agreements that provide, among other things, for the allocation and/or sharing of certain costs associated with potential litigation liabilities. For example, pursuant to these agreements, we share in the cost of certain litigation (relating to matters while affiliated with us) if the judgment, award or settlement exceeds certain thresholds. With the exception of two matters already reserved for (Sparks, et al. v. AT&T and Lucent Technologies and NCR's Fox River environmental clean-up matter, see note
4), we have assessed, as of December 31, 2004, that none of the potential litigation liabilities relating to matters arising while the units were affiliated with AT&T were probable of incurring costs in excess of the threshold above which we would be required to share in the costs. However, in the event these former units were unable to meet their obligations with respect to these liabilities due to financial difficulties, we could be held responsible for all or a portion of the costs, irrespective of the sharing agreements.

     Former executives of MediaOne and US West filed a lawsuit against us in Delaware State court, alleging that we purportedly breached certain contractual obligations we allegedy had to preserve the value of stock options originally available to officers and directors of MediaOne and US West at the time of the MediaOne merger with us in June of 2000. The plaintiffs seek unspecified damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

                          AT&T CORP. AND SUBSIDIARIES

     Certain participants in our pension plan filed a class action in New Jersey federal court, asserting claims pursuant to the Employee Retirement Income Security Act of 1974. These claims relate to changes we made in our pension plan and the manner in which we communicated information concerning those changes to the plan's participants. The plaintiffs seek unspecified damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

  LEASES AND OTHER COMMITMENTS

     From time to time, we provide guarantees of debt or other obligations relating to former subsidiaries. Guarantees are occasionally provided for subsidiaries when owned by AT&T or in connection with its separation from AT&T. See note 9 for a detailed discussion of these guarantees.

     We lease land, buildings and equipment through contracts that expire in various years through 2079. Our rental expense, net of sublease rental income, under operating leases was $420 million in 2004, $473 million in 2003 and $529 million in 2002. The total of minimum rentals to be received in the future under non-cancelable operating subleases as of December 31, 2004, was $222 million. In addition, we have liabilities recorded on the balance sheet of approximately $159 million relating to facilities that have been closed, under which we still have operating lease commitments. These commitments are included in the table below.

     The following table shows our future minimum commitments due under non-cancelable operating and capital leases at December 31, 2004:

                                                              OPERATING    CAPITAL
                                                                LEASES      LEASES
                                                              ----------   --------
                                                              (DOLLARS IN MILLIONS)
2005........................................................    $  364       $ 23
2006........................................................       297         18
2007........................................................       242         11
2008........................................................       209         11
2009........................................................       155          8
Later years.................................................       342         76
                                                                ------       ----
Total minimum lease payments................................    $1,609       $147
                                                                ======
Less: amount representing interest..........................                   42
                                                                             ----
Present value of net minimum lease payments.................                 $105
                                                                             ====

     We have contractual obligations to purchase certain goods or services from various other parties. Such unconditional purchase obligations totaled approximately $807 million as of December 31, 2004. Cash outflows associated with these obligations are expected to be approximately $297 million in 2005; $180 million in total for 2006 and 2007; $111 million in total for 2008 and 2009; and $219 million in total for years thereafter.

15.  SEGMENT REPORTING

     Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services.

     During 2004, we transferred our remaining payphone business from AT&T Consumer Services to AT&T Business Services. Prior periods have been restated to reflect this managerial change.

     AT&T Business Services provides a variety of communication services to various sized businesses and government agencies including long distance, international, toll-free and local voice, including wholesale

                          AT&T CORP. AND SUBSIDIARIES
transport services, as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications. AT&T Business Services also provides outsourcing solutions and other professional services.

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

     Total assets for each segment include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and, therefore, are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to internal-use software (which are included in other assets) and additions to nonconsolidated investments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). We evaluate performance based on several factors, of which the primary financial measure is operating income.

     AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. These sales are recorded by AT&T Business Services as contra-expense.

                          AT&T CORP. AND SUBSIDIARIES

  REVENUE

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
AT&T Business Services
     Long distance voice................................   $ 9,526     $11,199     $12,368
     Local voice........................................     1,673       1,484       1,155
                                                           -------     -------     -------
  Total voice services..................................    11,199      12,683      13,523
     Data services......................................     6,693       7,620       8,146
     IP&E services......................................     2,330       2,102       1,791
                                                           -------     -------     -------
  Total data and IP&E services(1).......................     9,023       9,722       9,937
  Outsourcing, professional services and other..........     2,360       2,670       3,212
                                                           -------     -------     -------
Total AT&T Business Services(2).........................    22,582      25,075      26,672
AT&T Consumer Services
  Stand-alone long distance, transactional and other
     services...........................................     5,161       7,401      10,299
  Bundled services......................................     2,743       1,999       1,114
                                                           -------     -------     -------
Total AT&T Consumer Services revenue....................     7,904       9,400      11,413
                                                           -------     -------     -------
  Total reportable segments.............................    30,486      34,475      38,085
                                                           -------     -------     -------
Corporate and Other.....................................        51          54        (258)
                                                           -------     -------     -------
Total revenue...........................................   $30,537     $34,529     $37,827
                                                           =======     =======     =======

---------------

(1) During 2004, international managed services revenue (previously included entirely in data services revenue) was divided into data services revenue and IP&E services revenue consistent with the classifications of domestic managed services. Prior periods have been restated to reflect this reclassification, which had no impact on total data and IP&E services revenue, or total revenue.

(2) Revenue in 2002 included internal revenue of $323 million, which represented sales to AT&T Broadband through its date of disposition on November 18, 2002. Subsequent to the disposition, sales to AT&T Broadband, now Comcast, are recorded as external revenue. Such revenue is eliminated within the Corporate and Other group.

  DEPRECIATION AND AMORTIZATION

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2004         2003         2002
                                                         --------     --------     --------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services.................................   $3,585       $4,621       $4,547
AT&T Consumer Services.................................       93          141          229
                                                          ------       ------       ------
  Total reportable segments............................    3,678        4,762        4,776
Corporate and Other....................................       90          108          112
                                                          ------       ------       ------
Total depreciation and amortization....................   $3,768       $4,870       $4,888
                                                          ======       ======       ======

                          AT&T CORP. AND SUBSIDIARIES

  NET EARNINGS (LOSSES) RELATED TO EQUITY INVESTMENTS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          2004         2003         2002
                                                         ------       ------       -------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services pretax net earnings (losses)....    $18         $ 32         $(454)
Corporate and Other pretax net (losses)................     (9)         (13)          (58)
                                                           ---         ----         -----
Total pretax earnings (losses).........................      9           19          (512)
Total tax (provision) benefit..........................     (4)         (31)          112
                                                           ---         ----         -----
Total net earnings (losses) related to equity
  investments..........................................    $ 5         $(12)        $(400)
                                                           ===         ====         =====

  RECONCILIATION OF OPERATING (LOSS) INCOME TO (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST INCOME AND NET EARNINGS (LOSSES) RELATED TO EQUITY INVESTMENTS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services operating (loss) income.........   $(10,079)    $ 1,895     $ 1,973
AT&T Consumer Services operating income................        832       2,056       2,584
                                                          --------     -------     -------
  Total reportable segments operating (loss) income....     (9,247)      3,951       4,557
Corporate and Other operating (loss)...................       (841)       (294)       (196)
                                                          --------     -------     -------
Operating (loss) income................................    (10,088)      3,657       4,361
Other (expense) income, net............................       (144)        191         (77)
Interest (expense).....................................       (803)     (1,158)     (1,448)
                                                          --------     -------     -------
(Loss) income from continuing operations before income
  taxes, minority interest income and net earnings
  (losses) related to equity investments...............   $(11,035)    $ 2,690     $ 2,836
                                                          ========     =======     =======

  ASSETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
AT&T Business Services......................................   $20,621     $34,202
AT&T Consumer Services......................................       743       1,062
                                                               -------     -------
  Total reportable segments.................................    21,364      35,264
Corporate and Other assets(1)...............................    11,440      12,724
                                                               -------     -------
Total assets................................................   $32,804     $47,988
                                                               =======     =======

---------------

(1) Includes cash of $3.0 billion for 2004 and $4.0 billion for 2003.

                          AT&T CORP. AND SUBSIDIARIES

  CAPITAL ADDITIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2004         2003         2002
                                                         --------     --------     --------
                                                               (DOLLARS IN MILLIONS)
AT&T Business Services.................................   $1,701       $3,185       $3,716
AT&T Consumer Services.................................       42           74          127
                                                          ------       ------       ------
  Total reportable segments............................    1,743        3,259        3,843
Corporate and Other....................................       24          223           63
                                                          ------       ------       ------
Total capital additions................................   $1,767       $3,482       $3,906
                                                          ======       ======       ======

  GEOGRAPHIC INFORMATION

Revenue(1)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
United States(2)........................................   $28,909     $32,952     $36,202
International...........................................     1,628       1,577       1,625
                                                           -------     -------     -------
Total revenue...........................................   $30,537     $34,529     $37,827
                                                           =======     =======     =======

Long-Lived Assets(3)

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
United States(2)............................................   $14,968     $27,758
International...............................................     1,804       1,918
                                                               -------     -------
Total long-lived assets.....................................   $16,772     $29,676
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

16.  RELATED PARTY TRANSACTIONS

     We have various related party transactions with Alestra, a telecommunications company in Mexico, in which we own a 49% equity interest. Included in revenue was $13 million, $17 million and $52 million for telecommunications services provided to Alestra for the years ended December 31, 2004, 2003 and 2002, respectively. Included in expenses were charges from Alestra representing costs incurred on our behalf to transfer service and connect calls made to Mexico, which totaled $114 million, $170 million and $121 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, accounts receivable from Alestra were $5 million in each year; accounts payable to Alestra for the same periods were $36 million and $14 million, respectively. Transaction prices were determined based on contractual terms.

                          AT&T CORP. AND SUBSIDIARIES

     We had various related party transactions with Concert until the joint venture was officially unwound on April 1, 2002. Included in revenue was $268 million for services provided to Concert in 2002. Included in access and other connection expenses are charges from Concert representing costs incurred on our behalf to connect calls made to foreign countries (international settlements) and costs paid by us to Concert for distributing Concert products totaling $491 million in 2002.

17.  QUARTERLY INFORMATION (UNAUDITED)

  2004

                                                 FIRST      SECOND      THIRD(1)     FOURTH(2)
                                               ---------   ---------   ----------   -----------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue......................................   $ 7,990     $ 7,636     $  7,638      $ 7,273
Operating income (loss)......................       281         348      (11,325)         608
Net income (loss)............................       304         108       (7,147)         266
Earnings (loss) per basic and diluted
  share(3)...................................   $  0.38     $  0.14     $  (8.99)     $  0.33
Dividends declared...........................   $0.2375     $0.2375     $ 0.2375      $0.2375
Stock prices(4)
High.........................................   $ 22.10     $ 19.75     $  15.85      $ 19.87
Low..........................................     18.70       14.25        13.59        14.25
Quarter-end close............................     19.57       14.63        14.32        19.06

  2003

                                                   FIRST        SECOND       THIRD        FOURTH
                                                 ----------   ----------   ----------   ----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................   $ 8,986      $ 8,795      $ 8,649      $ 8,099
Operating income...............................     1,166        1,029          829          633
Income from continuing operations..............       529          536          458          340
Net (loss) from discontinued operations (net of
  income taxes)................................        --           --          (13)          --
Income before cumulative effect of accounting
  change.......................................       529          536          445          340
Cumulative effect of accounting change (net of
  income taxes)................................        42           --          (27)          --
Net income.....................................       571          536          418          340
Earnings (loss) per share -- basic(3):
Earnings from continuing operations............   $  0.67      $  0.68      $  0.58      $  0.43
(Loss) from discontinued operations............        --           --        (0.02)          --
Cumulative effect of accounting change.........      0.06           --        (0.03)          --
Earnings per basic share.......................   $  0.73      $  0.68      $  0.53      $  0.43
Earnings (loss) per share -- diluted(3):
Earnings from continuing operations............   $  0.67      $  0.68      $  0.58      $  0.43
(Loss) from discontinued operations............        --           --        (0.02)          --
Cumulative effect of accounting change.........      0.06           --        (0.03)          --
Earnings per diluted share.....................   $  0.73      $  0.68      $  0.53      $  0.43
Dividends declared.............................   $0.1875      $0.1875      $0.2375      $0.2375
Stock prices(4)
  High.........................................   $ 27.89      $ 21.84      $ 23.18      $ 21.95
  Low..........................................     15.75        13.45        18.80        18.31
  Quarter-end close............................     16.20        19.25        21.55        20.30

---------------

(1) The operating (loss) for the third quarter of 2004 included $12.5 billion of pretax asset impairment and net restructuring and other charges.

                          AT&T CORP. AND SUBSIDIARIES

(2) The operating income for the fourth quarter of 2004 included $0.6 billion of access charges relating to an enhanced prepaid card service, as a result of the February 2005 FCC ruling (see note 14 for additional information).

(3) Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during the quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not always equal the full-year EPS.

(4) Stock prices obtained from the New York Stock Exchange Composite Tape.

     In September 2003, in conjunction with our review of accounting and internal control systems, we determined that the liability on the balance sheet (included in accounts payable and accrued expenses) relating to costs incurred in 2001 and 2002 pertaining to access and other connection expenses was understated by $125 million. Since the impact to prior years' annual financial statements was not material, we recorded additional expense of $125 million ($77 million after taxes) in the third quarter of 2003 to reflect the proper estimate of the liability, of which $52 million ($32 million after taxes) related to 2001 and $73 million ($45 million after taxes) related to 2002.

18.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The revised statement eliminates the alternative of using APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, "Statement of Cash Flows," to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for all awards granted after June 15, 2005, and to awards modified, repurchased, or cancelled after that date. We intend to elect a modified prospective adoption, which will result in additional compensation expense beginning in the third quarter of 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." APB Opinion No. 29 requires that nonmonetary exchanges of assets be recorded at fair value with an exception for exchanges of similar productive assets, which can be recorded on a carryover basis. SFAS No. 153 eliminates the current exception and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005, which is July 1, 2005 for us; however, earlier application is permitted.

     In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. See note 13 for further information on the estimated impact to our results with respect to this provision of the Act.

                          AT&T CORP. AND SUBSIDIARIES

19.  SUBSEQUENT EVENTS

     On January 31, 2005, AT&T and SBC announced an agreement for SBC to acquire AT&T. Under the terms of the agreement, each AT&T share will be exchanged for
0.77942 of a share of SBC common stock. In addition, at the time of closing, we will pay our shareowners a special dividend of $1.30 per share. At the time of the announcement, this consideration was valued at $19.71 per share, or approximately $16.0 billion. The stock consideration in the transaction is expected to be tax-free to our shareowners. The acquisition, which is subject to approval by our shareowners and regulatory authorities, and other customary closing conditions, is expected to close in late 2005 or early 2006. While the merger agreement prohibits us from soliciting competing acquisition proposals, we may accept a superior proposal prior to the effective date of the merger, subject to compliance with the terms of the merger agreement and payment of a $560 million termination fee and all documented out-of-pocket fees incurred by SBC of up to $40 million. The terms of certain of our agreements including contracts, employee benefit arrangements and debt instruments have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of AT&T.

     In February 2005, the FCC ruled against AT&T and its petition for a declaratory ruling that our enhanced prepaid card service is an intrastate information service. As a result of this ruling, we accrued $553 million (pretax), as of December 31, 2004, which increased the loss per share for the year ended December 31, 2004 by $0.46. See note 14 for additional details of this matter.

     In March 2005, we offered to repurchase, for cash, up to $1.25 billion of our outstanding 7.30% Notes maturing in 2011, which carried an interest rate of 9.05% at the time of the offer. This offer is scheduled to expire in April 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The report required by this Item is contained in Item 8 "Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers and our Code of Ethics is set forth below. The other information required by Item 10 is incorporated by reference to our definitive proxy statement for the 2005 annual meeting of shareowners, including information under the captions "Questions and Answers About the AT&T Annual Meeting and the Merger", "Information About the AT&T Annual Meeting", "Information About the AT&T Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". See also "What information is available about our company?" in Item 2 above.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (AS OF MARCH 1, 2005)

                                                                                   BECAME AT&T
NAME                     AGE                                                   EXECUTIVE OFFICER ON
----                     ---                                                   --------------------
James W. Cicconi.......  52    Executive Vice President and General Counsel           12-98
David W. Dorman........  51    Chairman of the Board and Chief Executive              12-00
                               Officer
Hossein Eslambolchi....  47    President, AT&T GNTS, AT&T CTO and                     01-03
                               AT&T CIO
Robert S. Feit.........  42    Vice President-Law, Corporate Secretary and            01-03
                               Chief Compliance Officer
Mirian M.                50    Executive Vice President, Human Resources              03-99
  Graddick-Weir........
William J. Hannigan....  45    President and Chief Operating Officer                  12-03
Thomas W. Horton.......  43    Vice Chairman and Chief Financial Officer              06-02
John Polumbo...........  53    President and Chief Executive Officer - AT&T           10-02
                               Consumer
Christopher R. Reidy...  48    Vice President and Controller                          05-04
Virasb Vahidi..........  38    Senior Vice President Corporate Strategy and           05-04
                               Development

     All of the above executive officers have held high level managerial positions with AT&T or its affiliates for more than the past five years, except Messrs. Dorman, Hannigan, Horton, Polumbo, Reidy and Vahidi. Prior to joining AT&T in December 2000, Mr. Dorman was Chief Executive Officer of Concert, a global venture created by AT&T and British Telecommunications plc, from 1999 to 2000. Prior to joining AT&T in 2003, Mr. Hannigan was Chairman of the Board, President and Chief Executive Officer of Sabre Holdings, Inc. from 1999 to 2003. Prior to joining AT&T in 2002, Mr. Horton served in various high level management positions of AMR Corporation, the parent company of American Airlines; he was Senior Vice President and Chief Financial Officer from 2000 to 2002, and Vice President-Europe Division from 1998 to 2000. Prior to becoming an Executive Officer of AT&T in 2002, Mr. Polumbo served as Senior Vice President of AT&T Business Global Ventures from September 2001; and as President of the Global Services Unit of Concert from June 1999 to September 2001. Prior to joining AT&T in 2000, Mr. Reidy served as the Chief Financial Officer of the National Basketball Association. Prior to joining AT&T in 2002, Mr. Vahidi served in various management positions at American Airlines. He was the Managing Director of Airline Profitability and Financial Analysis from 2000 to 2002, and Managing Director of International Planning from 1998 to 2000.

     We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers which applies to our principal executive officer, principal accounting officer and controller, principal financial officer and persons performing similar functions. The Code is posted at our website www.att.com/ir. Our Board did not grant a waiver of any ethics policy for any director or executive officer in 2004.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated by reference in this Item 11 that portion of our definitive proxy statement for the 2005 annual meeting of shareowners under the captions "Five Year Performance Comparison" and "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

     There is incorporated by reference in this Item 12 that portion of our definitive proxy statement for the 2005 annual meeting of shareowners under the captions "Stock Ownership of AT&T Management and Directors" and "Beneficial Ownership of More than 5% of AT&T Common Stock". Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information" and is also incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference in this Item 13 that portion of our definitive proxy statement for the 2005 annual meeting of shareowners under the caption "Certain Relationships and Related Transactions".

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     There is incorporated by reference in this Item 14 that portion of our definitive proxy statement for the 2005 annual meeting of shareholders under the caption "AT&T's Independent Public Accountants".

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8:

                                                              PAGES
                                                              -----
Report of Independent Registered Public Accounting Firm.....    58
Statements:
  Consolidated Statements of Operations.....................    60
  Consolidated Balance Sheets...............................    61
  Consolidated Statements of Changes in Shareowners'
     Equity.................................................    62
  Consolidated Statements of Cash Flows.....................    63
  Notes to Consolidated Financial Statements................    64

     (2) Financial Statement Schedule:

Schedule:
  II -- Valuation and Qualifying Accounts...................   123

     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

     Exhibits identified in parentheses below as on file with the Securities and Exchange Commission ("SEC") are incorporated herein by reference as exhibits hereto.

(2)             Agreement and Plan of Merger among AT&T Corp., SBC
                Communications Inc. and Tau Merger Sub Corporation dated as of January 30, 2005 (schedules omitted) (incorporated by reference to Form 8-K filed February 2, 2005, File No.
                1-1105).
(3)a Restated Certificate of Incorporation of the registrant filed July 17, 2003 (incorporated by reference to Form 10-Q for second quarter 2003, File No. 1-1105).
(3)b            By-Laws of the registrant, as amended March 20, 2003
                (incorporated by reference to Form 10-K for 2002, File No.
                1-1105).
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, file no. 333-97953).
4(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, file no. 333-87960).

(10)(i)1        Separation and Distribution Agreement by and among AT&T
                Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March
                29, 1996 (incorporated by reference to Exhibit (10)(i)1 to
                Form 10-K for 1996, File No. 1-1105).
(10)(i)2 Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5 Employee Benefits Agreement, dated as of November 20, 1996, between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).

(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).

(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A of Liberty Media Corporation (File No.
                333-93917) as filed on February 9, 2000).
(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).

(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and
                Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to
                Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)33       Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to
                Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2002).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the
                Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2002).
(10)(i)35       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by
                reference to Exhibit 2.4 to the Registration Statement on
                Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as
                filed on February 11, 2002).
(10)(i)36       Employee Benefits Agreement dated as of December 19, 2001
                between AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File
                No. 1-1105).
(10)(i)37       Amended and Restated 364-Day Revolving Credit Facility
                Agreement, dated as of October 6, 2004, among AT&T Corp.,
                the Lenders party hereto, JPMorgan Chase Bank and Citicorp
                USA, Inc. as Administrative Agents, ABN Amro Bank N.V., Bank
                of America, N.A. and Royal Bank of Scotland, as
                Co-Syndication Agents, and Barclays Bank PLC, Credit Suisse
                First Boston, Cayman Islands Branch, Deutsch Bank AG New
                York Branch, HSBC Bank USA, Morgan Stanley Bank and UBS
                Securities LLC, as Co-Documentation Agents, with J.P. Morgan
                Securities Inc., Citigroup Global Markets Inc. and Banc of
                America Securities LLC, as Joint Lead Arrangers and Joint
                Bookrunners. (incorporated by reference to Form 8-K filed
                October 7, 2004, File No. 1-1105).
(10)(iii)(A)1   AT&T Short Term Incentive Plan as amended January 2004
                (incorporated by reference to Exhibit (10)(iii)(A)1 to Form
                10-Q for quarter ended Match 31, 2004), amending and
                restating AT&T Short Term Incentive Plan, as amended March
                1994 (incorporated by reference to Exhibit (10)(iii)(A)1 to
                Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)2   AT&T 1987 Long Term Incentive Program as amended December
                17, 1997 (incorporated by reference to Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)3   AT&T Senior Management Individual Life Insurance Program as
                amended March 3, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4   AT&T Senior Management Long Term Disability and Survivor
                Protection Plan, as amended and restated effective January
                1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form 10-K for 1996, File No. 1-1105).
(10)(iii)(A)5   AT&T Senior Management Financial Counseling Program dated
                December 29, 1994 (incorporated by reference to Exhibit
                (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6   AT&T Deferred Compensation Plan for Non-Employee Directors,
                as amended December 15, 1993 (incorporated by reference to
                Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No.
                1-1105) and as amended May 18, 2004 (incorporated by
                reference to Exhibit (10)(iii)(A)4 to Form 10-Q for second quarter 2004).
(10)(iii)(A)7   The AT&T Directors Individual Life Insurance Program as
                amended March 2, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)7 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8   AT&T Plan for Non-Employee Directors' Travel Accident
                Insurance (incorporated by reference to Exhibit
                (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).

(10)(iii)(A)9      AT&T Excess Benefit and Compensation Plan, as amended and restated effective October 1, 1996
                   (incorporated by reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996, File No. 1-1105)
                   including Form of Amendment to AT&T Excess Benefit and Compensation Plan dated as of July 28,
                   2003 (incorporated by reference to Exhibit 10(iii)(A)1 to Form 10-Q for third quarter 2003, File
                   No. 1-1105).
(10)(iii)(A)10     AT&T Non-Qualified Pension Plan, as amended and restated January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105) including Form of
                   Amendment to AT&T Non-Qualified Pension Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)2 to Form 10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)11     AT&T Senior Management Incentive Award Deferral Plan, as amended January 21, 1998 (incorporated by reference to Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No. 1-1105) including Form of
                   Amendment to AT&T Senior Management Incentive Award Deferral Plan dated as of July 28, 2003
                   (incorporated by reference to Exhibit 10(iii)(A)3 to Form 10-Q for third quarter 2003, File No.
                   1-1105).
(10)(iii)(A)12     AT&T Mid-Career Hire Program revised effective January 1, 1988 (incorporated by reference to
                   Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105) including AT&T
                   Mid-Career Pension Plan, as amended and restated July 1, 1999 (incorporated by reference to
                   Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13     AT&T 1997 Long Term Incentive Program as amended through March 14, 2000 (incorporated by reference to Exhibit (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14     Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit
                   (10)(iii)(A)14 to Form 10-K for 2003, File No. 1-1105).
(10)(iii)(A)15     Pension Plan for AT&T Non-Employee Directors revised February 20, 1989 (incorporated by reference to Exhibit (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).
(10)(iii)(A)16     AT&T Corp. Senior Management Universal Life Insurance Program effective October 1, 1999
                   (incorporated by reference to Exhibit (10)(iii)(A)16 to Form 10-K for 2000, File No. 1-1105)
                   including Form of Amendment to AT&T Corp. Senior Management Universal Life Insurance Program
                   dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)4 to Form 10-Q for third quarter 2003, File No. 1-1105). AT&T Corp. Executive Life Insurance Program as amended and restated on January 1, 2004.
(10)(iii)(A)17     AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit
                   (10)(iii)(A)17 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)18     AT&T Senior Officer Severance Plan effective October 9, 1997, as amended October 30, 1997
                   (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No. 1-1105),
                   and as amended, restated and renamed AT&T Senior Officer Separation Plan as of January 1, 2003
                   including Form of Amendment of Appendix A of AT&T Senior Officer Severance Plan dated as of July
                   28, 2003 (incorporated by reference to Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
                   File No. 1-1105); AT&T Corp. board resolutions adopted February 23, 2004 authorizing amendment of Senior Officer Separation Plan (incorporated by reference to Exhibit (10)(iii)(A)2 to Form
                   10-Q for first quarter 2004, File No. 1-1105); AT&T Senior Officer Separation Plan as amended and restated May 19, 2004 (incorporated by reference to Exhibit (10)(iii)(A)2 to Form 10-Q for second quarter 2004, File No. 1-1105).
(10)(iii)(A)19     Special Incentive Agreement between AT&T Corp. and Hossein Eslambolchi dated June 2, 2003
                   (incorporated by reference to Exhibit (10)(iii)(A)1 to Form 10-Q for second quarter 2003, File
                   No. 1-1105).
(10)(iii)(A)20     Employment Agreement between AT&T Corp. and Thomas W. Horton dated as of June 10, 2002
                   (incorporated by reference to Exhibit (10)(iii)(A)20 to Form 10-K for 2003, File No. 1-1105).

(10)(iii)(A)21  Pension Agreement between AT&T Corp. and Thomas W. Horton dated as of July 29, 2003 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2003, File No.
                1-1105).
(10)(iii)(A)22  Modification to Employment Agreement dated September 16,
                2002 to Employment Agreement between AT&T Corp. and Thomas
                W. Horton dated as of June 10, 2002 (incorporated by reference to Exhibit (10)(iii)(A)22 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)23  Financial Services Agreement between AT&T Corp. and Thomas
                W. Horton dated as of July 24, 2002 (incorporated by reference to Exhibit (10)(iii)(A)23 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)24  AT&T Corp. Executive Disability Plan dated February 2004
                (incorporated by reference to Exhibit (10)(iii)(A)24 to Form
                10-K for 2003, File No. 1-1105)
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Special Temporary Allowance Agreement between AT&T Corp. and
                David Dorman dated December 15, 2003 (incorporated by reference to Exhibit (10)(iii)(A)27 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)28  Agreement between AT&T Corp. and Hossein Eslambolchi dated
                January 4, 2001 including amendment dated March 9, 2001
                (incorporated by reference to Exhibit (10)(iii)(A)28 to Form
                10-K for 2002, File No. 1-1105).
(10)(iii)(A)29  Board of Directors resolution adopted July 15, 2003 amending various executive and management plans as of January 1, 2004
                (incorporated by reference to Exhibit (10)(iii)(A)29 to Form
                10-K for 2003, File No. 1-1105).
(10)(iii)(A)30  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105)
                including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105) including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)32  Special Equity Agreement between AT&T Corp. and Hossein
                Eslambolchi dated January 31, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002,
                File No. 1-1105).
(10)(iii)(A)33  Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)36 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)34  Agreement between AT&T Corp. and James W. Cicconi dated July
                29, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)35  Special Deferral Agreement between AT&T Corp. and James W.
                Cicconi dated April 2, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No.
                1-1105).
(10)(iii)(A)36  Employment Agreement between AT&T Corp. and William J.
                Hannigan dated April 26, 2004 filed herewith.
(10)(iii)(A)37  AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004,
                File No. 333-115909)

(10)(iii)(A)38  Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally
                (incorporated by reference to Exhibit (10)(iii)(A)3 to Form
                10-Q for second quarter 2004).
(12)            Computation of Ratio of Earnings to Fixed Charges.
(14)            Code of Ethics for Chief Executive Officer and Senior
                Financial Officers (incorporated by reference to Exhibit
                (14) to Form 10-K for 2003, File No. 1-1105).
(21)            List of subsidiaries of AT&T.
(23)            Consent of PricewaterhouseCoopers LLP.
(24) Powers of Attorney executed by officers and directors who signed this report.
(31.1) Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Shareowners may access and download without charge on AT&T's website at www.att.com/ir copies of the proxy statement, portions of which are incorporated herein by reference, and certain Exhibits that have been filed electronically with the Securities and Exchange Commission. AT&T will furnish a copy of any other exhibit at cost.

     (b) Reports on Form 8-K:

     During the fourth quarter 2004, the following Forms 8-K were filed and/or furnished: Form 8-K dated October 6, 2004 (Item 1.01. Entry into a Material Agreement and Item 9.01. Financial Statements and Exhibits); Form 8-K/A dated October 6, 2004 (Item 1.01. Entry into a Material Agreement); Form 8-K dated October 7, 2004 (Item 2.02. Results of Operations and Financial Condition; Item
2.05. Costs Associated with Exit or Disposal Activities; Item 2.06. Material Impairments; Item 8.01. Other Events; and Item 9.01. Financial Statements and Exhibits); Form 8-K dated October 21, 2004 (Item 2.02. Results of Operations and Financial Condition and Item 9.01. Financial Statements and Exhibits); Form 8-K dated October 26, 2004 (Item 2.02. Results of Operations and Financial Condition and Item 9.01. Financial Statements and Exhibits); and Form 8-K dated December 9, 2004 (Item 7.01. Regulation FD Disclosure). To the extent that any information contained in any 8-K, 8-K/A or any exhibit thereto, was furnished rather than filed, such information or exhibit is specifically not incorporated by reference in this 10-K filing.

                                                                     SCHEDULE II

                                   AT&T CORP.
                       AND ITS CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                         COLUMN B     COLUMN C      COLUMN D
                                                BALANCE AT   CHARGED TO                     COLUMN E
                                                BEGINNING    COSTS AND                     BALANCE AT
DESCRIPTION                                     OF PERIOD     EXPENSES    DEDUCTIONS(A)   END OF PERIOD
-----------                                     ----------   ----------   -------------   -------------
                                                                 (DOLLARS IN MILLIONS)
Year 2004
Allowances for doubtful accounts(b)(c)........     $637        $  438        $  494           $581
Deferred tax asset valuation allowance........     $857        $  185        $  467           $575
Year 2003
Allowances for doubtful accounts(b)(c)........     $720        $  710        $  793           $637
Deferred tax asset valuation allowance........     $689        $  208        $   40           $857
Year 2002
Allowances for doubtful accounts(b)...........     $809        $1,058        $1,147           $720
Deferred tax asset valuation allowance(d).....     $ 34        $  655        $   --           $689

---------------

(a) For allowances for doubtful accounts, this column includes amounts written off as uncollectible, net of recoveries.

(b) Includes allowances for doubtful accounts on long-term receivables of $58 million, $58 million, and $51 million at December 31, 2004, 2003, and 2002, respectively (included in other assets in the Consolidated Balance Sheets).

(c) Amount charged to costs and expenses for 2003 included $7 million related to long-term receivables.

(d) The increase in the deferred tax asset valuation allowance in 2002 was primarily due to the asset impairment charge recorded for AT&T's investment in AT&T Latin America. During 2004 we recorded an income tax benefit of $0.4 billion as a result of reversing the valuation allowance recognized in 2002 due to the sale of AT&T Latin America in February 2004.

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

March 8, 2005

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

                    SIGNATURE                                     TITLE(S)                     DATE
                    ---------                                     --------                     ----

               /s/ DAVID W. DORMAN                        Chairman of the Board and        March 8, 2005
    -----------------------------------------              Chief Executive Officer
                 David W. Dorman


               /s/ THOMAS W. HORTON                   Vice Chairman and Chief Financial    March 8, 2005
 ------------------------------------------------                  Officer
                 Thomas W. Horton


                 /s/ C. R. REIDY                        Vice President and Controller      March 8, 2005
 ------------------------------------------------
               Christopher R. Reidy

Directors:
William F. Aldinger*
Kenneth T. Derr*
M. Kathryn Eickhoff-Smith*
Herbert L. Henkel*
Frank C. Herringer*
Shirley Ann Jackson*
Jon C. Madonna*
Donald F. McHenry*
Tony L. White*

                By: /s/ R.S. FEIT                                                          March 8, 2004
 ------------------------------------------------
                    R.S. Feit
               (Attorney-in-Fact)*

                                 EXHIBIT INDEX

(2)             Agreement and Plan of Merger among AT&T Corp., SBC
                Communications Inc. and Tau Merger Sub Corporation dated as of January 30, 2005 (schedules omitted) (incorporated by reference to Form 8-K filed February 2, 2005, File No.
                1-1105).
(3)a Restated Certificate of Incorporation of the registrant filed July 17, 2003 (incorporated by reference to Form 10-Q for second quarter 2003, File No. 1-1105).
(3)b            By-Laws of the registrant, as amended March 20, 2003
                (incorporated by reference to Form 10-K for 2002, File No.
                1-1105).
(4) No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K,
                Item 601(b)(4)(iii)(A), except for the instruments referred to in 4(i)(1) and 4(i)(2) below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4(i)(1) Indenture between American Telephone and Telegraph Company and The Bank of New York, as trustee, dated as of September
                7, 1990 (incorporated by reference to Exhibit 4A to Form SE filed September 10, 1990, file no. 33-36756), as supplemented by First Supplemental Indenture dated October
                30, 1992 (incorporated by reference to Exhibit 4.AA to
                Current Report on Form 8-K filed December 1, 1992) and by
                Second Supplemental Indenture dated November 14, 2002
                (incorporated by reference to Exhibit 4.10 to Amendment No.
                1 to Form S-4 filed September 26, 2002, file no. 333-97953).
4(i)(2) Indenture between AT&T Corp. and The Bank of New York, as trustee, dated as of November 1, 2001 (incorporated by reference to Exhibit 4 to Form S-4 filed May 12, 2002, file no. 333-87960).
(10)(i)1        Separation and Distribution Agreement by and among AT&T
                Corp., Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March
                29, 1996 (incorporated by reference to Exhibit (10)(i)1 to
                Form 10-K for 1996, File No. 1-1105).
(10)(i)2 Distribution Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)2 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)3        Tax Sharing Agreement by and among AT&T Corp., Lucent
                Technologies Inc. and NCR Corporation, dated as of February
                1, 1996 and amended and restated as of March 29, 1996
                (incorporated by reference to Exhibit (10)(i)3 to Form 10-K for 1996, File No. 1-1105).
(10)(i)4        Employee Benefits Agreement by and between AT&T Corp. and
                Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to Exhibit (10)(i)4 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)5 Employee Benefits Agreement, dated as of November 20, 1996, between AT&T Corp. and NCR Corporation (incorporated by reference to Exhibit (10)(i)5 to Form 10-K for 1996, File
                No. 1-1105).
(10)(i)6        Separation and Distribution Agreement by and between AT&T
                Corp. and AT&T Wireless Services, Inc., dated as of June 4,
                2001 (incorporated by reference to Exhibit 10.1 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).
(10)(i)7        Amended and Restated Tax Sharing Agreement by and between
                AT&T Corp. and AT&T Wireless Services, Inc., dated as of
                June 4, 2001 (incorporated by reference to Exhibit 10.2 to the AT&T Wireless Services, Inc. Registration Statement on
                Form S-1/A (Commission file No. 333-59174), filed June 21,
                2001).
(10)(i)8        Employee Benefits Agreement by and between AT&T Corp. and
                AT&T Wireless Services, Inc., dated as of June 7, 2001
                (incorporated by reference to Exhibit 10.3 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 21, 2001).

(10)(i)9        Brand License Agreement by and between AT&T Corp. and AT&T
                Wireless Services, Inc., dated as of June 4, 2001
                (incorporated by reference to Exhibit 10.4 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)10       Intellectual Property Agreement by and between AT&T Corp.
                and AT&T Wireless Services, Inc., effective as of July 9,
                2001 (incorporated by reference to Exhibit 10.6 to the AT&T
                Wireless Services, Inc. Registration Statement on Form S-1/A
                (Commission file No. 333-59174), filed June 11, 2001).
(10)(i)11       Inter-Group Agreement dated as of March 9, 1999, between
                AT&T Corp. and Liberty Media Corporation, Liberty Media
                Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)12       Intercompany Agreement dated as of March 9, 1999, between
                Liberty and AT&T Corp. (incorporated by reference to Exhibit
                10.3 to the Registration Statement on Form S-4 of Liberty
                Media Corporation (File No. 333-86491) as filed on September
                3, 1999).
(10)(i)13 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)14       First Amendment to Tax Sharing Agreement dated as of May 28,
                1999, by and among AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Liberty Media
                Corporation (File No. 333-86491) as filed on September 3,
                1999).
(10)(i)15       Second Amendment to Tax Sharing Agreement dated as of
                September 24, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc., and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)16       Third Amendment to Tax Sharing Agreement dated as of October
                20, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)17       Fourth Amendment to Tax Sharing Agreement dated as of
                October 28, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)18       Fifth Amendment to Tax Sharing Agreement dated as of
                December 6, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).

(10)(i)19       Sixth Amendment to Tax Sharing Agreement dated as of
                December 10, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)20       Seventh Amendment to Tax Sharing Agreement dated as of
                December 30, 1999, by and among AT&T Corp., Liberty Media
                Corporation, Tele-Communications, Inc., Liberty Ventures
                Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)21       Eighth Amendment to Tax Sharing Agreement dated as of July
                25, 2000, by and among AT&T Corp., Liberty Media
                Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)22       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
                Inc., AT&T Corp., Liberty Media Corporation,
                Tele-Communications, Inc., Liberty Ventures Group LLC,
                Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
                Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)23       First Supplement to Inter-Group Agreement dated as of May
                28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Liberty Media
                Corporation (File No. 333-93917) as filed on February 9,
                2000).
(10)(i)24       Second Supplement to Inter-Group Agreement dated as of
                September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)25       Third Supplement to Inter-Group Agreement dated as of
                October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)26       Fourth Supplement to Inter-Group Agreement dated as of
                December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).
(10)(i)27       Fifth Supplement to Inter-Group Agreement dated as of
                December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A of
                Liberty Media Corporation (File No. 333-93917) as filed on
                February 9, 2000).

(10)(i)28       Sixth Supplement to Inter-Group Agreement dated as of
                December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-93917) as filed on
                December 30, 1999).
(10)(i)29       Seventh Supplement to Inter-Group Agreement dated as of July
                25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each
                Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Liberty Media
                Corporation (File No. 333-55998) as filed on February 21,
                2001).
(10)(i)30       Instrument dated January 14, 2000, adding The Associated
                Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T
                Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A of Liberty Media Corporation (File No.
                333-93917) as filed on February 9, 2000).
(10)(i)31       Eighth Supplement to Inter-Group Agreement dated as of
                November 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)32       Ninth Supplement to Inter-Group Agreement dated as of June
                14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
                Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
                Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
                Liberty Media Corporation (File No. 333-66034) as filed on
                July 27, 2001).
(10)(i)33 Agreement and Plan of Merger dated as of December 19, 2001 among AT&T Corp., AT&T Broadband Corp., Comcast Corporation,
                AT&T Broadband Acquisition Corp., Comcast Acquisition Corp.
                and AT&T Comcast Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of
                AT&T Comcast Corporation (File No. 333-82460) as filed on
                February 11, 2002).
(10)(i)34       Separation and Distribution Agreement dated as of December
                19, 2001 between AT&T Corp. and AT&T Broadband Corp.
                (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AT&T Comcast
                Corporation (File No. 333-82460) as filed on February 11,
                2002).
(10)(i)35       Tax Sharing Agreement dated as of December 19, 2001 between
                AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of AT&T Comcast Corporation (File No. 333-82460) as filed on February 11, 2002).
(10)(i)36 Employee Benefits Agreement dated as of December 19, 2001 between AT&T Corp. and AT&T Broadband Corp. (incorporated by reference to Exhibit (10)(i)37 to Form 10-K for 2001, File
                No. 1-1105).
(10)(i)37       Amended and Restated 364-Day Revolving Credit Facility
                Agreement, dated as of October 6, 2004, among AT&T Corp., the Lenders party hereto, JPMorgan Chase Bank and Citicorp
                USA, Inc. as Administrative Agents, ABN Amro Bank N.V., Bank of America, N.A. and Royal Bank of Scotland, as
                Co-Syndication Agents, and Barclays Bank PLC, Credit Suisse
                First Boston, Cayman Islands Branch, Deutsch Bank AG New
                York Branch, HSBC Bank USA, Morgan Stanley Bank and UBS
                Securities LLC, as Co-Documentation Agents, with J.P. Morgan
                Securities Inc., Citigroup Global Markets Inc. and Banc of
                America Securities LLC, as Joint Lead Arrangers and Joint
                Bookrunners. (incorporated by reference to Form 8-K filed
                October 7, 2004, File No. 1-1105).

(10)(iii)(A)1      AT&T Short Term Incentive Plan as amended January 2004 (incorporated by reference to Exhibit
                   (10)(iii)(A)1 to Form 10-Q for quarter ended Match 31, 2004), amending and restating AT&T Short
                   Term Incentive Plan, as amended March 1994 (incorporated by reference to Exhibit (10)(iii)(A)1 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)2      AT&T 1987 Long Term Incentive Program as amended December 17, 1997 (incorporated by reference to
                   Exhibit 10)(iii)(A)2 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)3      AT&T Senior Management Individual Life Insurance Program as amended March 3, 1998 (incorporated by reference to Exhibit (10)(iii)(A)3 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)4      AT&T Senior Management Long Term Disability and Survivor Protection Plan, as amended and restated effective January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form
                   10-K for 1996, File No. 1-1105).
(10)(iii)(A)5      AT&T Senior Management Financial Counseling Program dated December 29, 1994 (incorporated by reference to Exhibit (10)(iii)(A)5 to Form 10-K for 1994, File No. 1-1105).
(10)(iii)(A)6      AT&T Deferred Compensation Plan for Non-Employee Directors, as amended December 15, 1993
                   (incorporated by reference to Exhibit (10)(iii)(A)6 to Form 10-K for 1993, File No. 1-1105) and
                   as amended May 18, 2004 (incorporated by reference to Exhibit (10)(iii)(A)4 to Form 10-Q for second quarter 2004).
(10)(iii)(A)7      The AT&T Directors Individual Life Insurance Program as amended March 2, 1998 (incorporated by reference to Exhibit (10)(iii)(A)7 to Form 10-K for 1997, File No. 1-1105).
(10)(iii)(A)8      AT&T Plan for Non-Employee Directors' Travel Accident Insurance (incorporated by reference to
                   Exhibit (10)(iii)(A)8 to Form 10-K for 1990, File No. 1-1105).
(10)(iii)(A)9      AT&T Excess Benefit and Compensation Plan, as amended and restated effective October 1, 1996
                   (incorporated by reference to Exhibit (10)(iii)(A)9 to Form 10-K for 1996, File No. 1-1105)
                   including Form of Amendment to AT&T Excess Benefit and Compensation Plan dated as of July 28,
                   2003 (incorporated by reference to Exhibit 10(iii)(A)1 to Form 10-Q for third quarter 2003, File
                   No. 1-1105).
(10)(iii)(A)10     AT&T Non-Qualified Pension Plan, as amended and restated January 1, 1995 (incorporated by reference to Exhibit (10)(iii)(A)10 to Form 10-K for 1996, File No. 1-1105) including Form of
                   Amendment to AT&T Non-Qualified Pension Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)2 to Form 10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)11     AT&T Senior Management Incentive Award Deferral Plan, as amended January 21, 1998 (incorporated by reference to Exhibit (10)(iii)(A)11 to Form 10-K for 1998, File No. 1-1105) including Form of
                   Amendment to AT&T Senior Management Incentive Award Deferral Plan dated as of July 28, 2003
                   (incorporated by reference to Exhibit 10(iii)(A)3 to Form 10-Q for third quarter 2003, File No.
                   1-1105).
(10)(iii)(A)12     AT&T Mid-Career Hire Program revised effective January 1, 1988 (incorporated by reference to
                   Exhibit (10)(iii)(A)4 to Form SE, dated March 25, 1988, File No. 1-1105) including AT&T
                   Mid-Career Pension Plan, as amended and restated July 1, 1999 (incorporated by reference to
                   Exhibit (10)(iii)(A)12 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)13     AT&T 1997 Long Term Incentive Program as amended through March 14, 2000 (incorporated by reference to Exhibit (10)(iii)(A)13 to Form 10-K for 1999, File No. 1-1105).
(10)(iii)(A)14     Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit
                   (10)(iii)(A)14 to Form 10-K for 2003, File No. 1-1105).
(10)(iii)(A)15     Pension Plan for AT&T Non-Employee Directors revised February 20, 1989 (incorporated by reference to Exhibit (10)(iii)(A)15 to Form 10-K for 1993, File No. 1-1105).

(10)(iii)(A)16  AT&T Corp. Senior Management Universal Life Insurance
                Program effective October 1, 1999 (incorporated by reference to Exhibit (10)(iii)(A)16 to Form 10-K for 2000, File No.
                1-1105) including Form of Amendment to AT&T Corp. Senior
                Management Universal Life Insurance Program dated as of July
                28, 2003 (incorporated by reference to Exhibit 10(iii)(A)4 to Form 10-Q for third quarter 2003, File No. 1-1105). AT&T
                Corp. Executive Life Insurance Program as amended and restated on January 1, 2004.
(10)(iii)(A)17  AT&T Benefits Protection Trust Agreement as amended and restated as of November 1993, including the first amendment thereto dated December 23, 1997 (incorporated by reference to Exhibit (10)(iii)(A)17 to Form 10-K for 1999, File No.
                1-1105).
(10)(iii)(A)18  AT&T Senior Officer Severance Plan effective October 9,
                1997, as amended October 30, 1997 (incorporated by reference to Exhibit (10)(iii)(A)18 to Form 10-K for 1997, File No.
                1-1105), and as amended, restated and renamed AT&T Senior
                Officer Separation Plan as of January 1, 2003 including Form of Amendment of Appendix A of AT&T Senior Officer Severance
                Plan dated as of July 28, 2003 (incorporated by reference to Exhibit 10(iii)(A)5 to Form 10-Q for third quarter 2003,
                File No. 1-1105); AT&T Corp. board resolutions adopted
                February 23, 2004 authorizing amendment of Senior Officer
                Separation Plan (incorporated by reference to Exhibit
                (10)(iii)(A)2 to Form 10-Q for first quarter 2004, File No.
                1-1105); AT&T Senior Officer Separation Plan as amended and restated May 19, 2004 (incorporated by reference to Exhibit
                (10)(iii)(A)2 to Form 10-Q for second quarter 2004, File No.
                1-1105).
(10)(iii)(A)19  Special Incentive Agreement between AT&T Corp. and Hossein
                Eslambolchi dated June 2, 2003 (incorporated by reference to
                Exhibit (10)(iii)(A)1 to Form 10-Q for second quarter 2003,
                File No. 1-1105).
(10)(iii)(A)20  Employment Agreement between AT&T Corp. and Thomas W. Horton dated as of June 10, 2002 (incorporated by reference to Exhibit (10)(iii)(A)20 to Form 10-K for 2003, File No.
                1-1105).
(10)(iii)(A)21  Pension Agreement between AT&T Corp. and Thomas W. Horton dated as of July 29, 2003 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2003, File No.
                1-1105).
(10)(iii)(A)22  Modification to Employment Agreement dated September 16,
                2002 to Employment Agreement between AT&T Corp. and Thomas
                W. Horton dated as of June 10, 2002 (incorporated by reference to Exhibit (10)(iii)(A)22 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)23  Financial Services Agreement between AT&T Corp. and Thomas
                W. Horton dated as of July 24, 2002 (incorporated by reference to Exhibit (10)(iii)(A)23 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)24  AT&T Corp. Executive Disability Plan dated February 2004
                (incorporated by reference to Exhibit (10)(iii)(A)24 to Form
                10-K for 2003, File No. 1-1105)
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Special Temporary Allowance Agreement between AT&T Corp. and
                David Dorman dated December 15, 2003 (incorporated by reference to Exhibit (10)(iii)(A)27 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)28  Agreement between AT&T Corp. and Hossein Eslambolchi dated
                January 4, 2001 including amendment dated March 9, 2001
                (incorporated by reference to Exhibit (10)(iii)(A)28 to Form
                10-K for 2002, File No. 1-1105).
(10)(iii)(A)29  Board of Directors resolution adopted July 15, 2003 amending various executive and management plans as of January 1, 2004
                (incorporated by reference to Exhibit (10)(iii)(A)29 to Form
                10-K for 2003, File No. 1-1105).

(10)(iii)(A)30  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105)
                including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105) including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)32  Special Equity Agreement between AT&T Corp. and Hossein
                Eslambolchi dated January 31, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002,
                File No. 1-1105).
(10)(iii)(A)33  Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)36 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)34  Agreement between AT&T Corp. and James W. Cicconi dated July
                29, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)35  Special Deferral Agreement between AT&T Corp. and James W.
                Cicconi dated April 2, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No.
                1-1105).
(10)(iii)(A)36  Employment Agreement between AT&T Corp. and William J.
                Hannigan dated April 26, 2004 filed herewith.
(10)(iii)(A)37  AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004,
                File No. 333-115909)
(10)(iii)(A)38  Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally
                (incorporated by reference to Exhibit (10)(iii)(A)3 to Form
                10-Q for second quarter 2004).
(12)            Computation of Ratio of Earnings to Fixed Charges.
(14)            Code of Ethics for Chief Executive Officer and Senior
                Financial Officers (incorporated by reference to Exhibit
                (14) to Form 10-K for 2003, File No. 1-1105).
(21)            List of subsidiaries of AT&T.
(23)            Consent of PricewaterhouseCoopers LLP.
(24) Powers of Attorney executed by officers and directors who signed this report.
(31.1) Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.