Form 10-K/A
period 2004-12-31
AT&T CORP
filed 2005-04-29
CIK 5907

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

     None.

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

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 10, 2005 (the "Annual Report") to complete Items 10 through 14, inclusive. This Amendment amends and restates in their entirety only Part III Items 10 through 14, and Part IV, Item 15, which includes new Exhibits. It does not affect any other Items in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

     This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers, our audit committee, delinquent Section 16(a) filers, and our Code of Ethics is set forth below. See also "What information is available about our company?" in Item 2 above.

                          DIRECTORS OF THE REGISTRANT
                             (AS OF MARCH 1, 2005)

WILLIAM F. ALDINGER                 AGE: 57                 DIRECTOR SINCE: 2003

     Mr. Aldinger is Chairman and Chief Executive Officer of HSBC North America Holdings Inc., a financial services company. He joined HSBC Finance Corporation, formerly known as Household International, Inc., in 1994 as President and Chief Executive Officer. Mr. Aldinger became Chairman of Household International, Inc. in May 1996. He is an officer and director of a number of subsidiaries of HSBC North America Holdings Inc. Mr. Aldinger is a director of HSBC Holdings plc, MasterCard International and Illinois Tool Works Inc. He is a member of the boards of Children's Memorial Medical Center/Children's Memorial Hospital and the Children's Memorial Foundation. Mr. Aldinger also serves on the board of trustees of the J.L. Kellogg Graduate School of Management.

KENNETH T. DERR                     AGE: 68                 DIRECTOR SINCE: 1995

     Mr. Derr is a retired Chairman of the Board and Chief Executive Officer of ChevronTexaco Corporation, an international oil company. He was Chairman and Chief Executive Officer from 1989 to 1999, Vice Chairman from 1985 to 1989 and director from 1981 to 1999. Mr. Derr also serves as a director of the American Petroleum Institute, a member of The Business Council, Council on Foreign Relations and the Board of Overseers of the Hoover Institution; Director of the Committee to Encourage Corporate Philanthropy; Director of American Productivity and Quality Center; Member of the Board of the University of California San Francisco Foundation, and Trustee Emeritus of Cornell University. Mr. Derr is a director of Citigroup Inc., Halliburton Company and Calpine Corporation.

DAVID W. DORMAN                     AGE: 51                 DIRECTOR SINCE: 2002

     Mr. Dorman has been the Chairman of the Board and Chief Executive Officer of AT&T since November 2002. He was President of AT&T from 2000 to 2002 and the Chief Executive Officer of Concert, a former global venture created by AT&T and British Telecommunications plc, from 1999 to 2000. Mr. Dorman was Chairman, President and Chief Executive Officer of PointCast Incorporated from 1997 to 1999; Executive Vice President of SBC Communications Inc. in 1997; Chairman, President and Chief Executive Officer of Pacific Bell from 1994 to 1997; and President of Sprint Business from 1990 to 1994. He served as a member of the President's Advisory Committee on High Performance Computing and Communications, Information Technology and the Next Generation Internet. Mr. Dorman is a director of Scientific Atlanta, Inc. and Yum! Brands, Inc.

M. KATHRYN EICKHOFF-SMITH           AGE: 65                 DIRECTOR SINCE: 1987

     Ms. Eickhoff-Smith has been President and Chief Executive Officer of Eickhoff Economics, Inc., an economic consulting firm, since 1987. She is a past Associate Director for Economic Policy for the U.S. Office of Management and Budget (1985-1987) and the former Executive Vice President and Treasurer of Townsend Greenspan & Co., Inc. (1962-1985). Ms. Eickhoff-Smith is a director of Tenneco Automotive Inc.

HERBERT L. HENKEL                   AGE: 56                 DIRECTOR SINCE: 2004

     Mr. Henkel has been the Chairman of the Board of Ingersoll-Rand Company, a manufacturer of industrial products and components, since 2000 and President and Chief Executive Officer since 1999. He was the President and Chief Operating Officer of Ingersoll-Rand from April 1999 to October 1999. Mr. Henkel was the Chief Operating Officer of Textron Inc. from 1998 to 1999, and Vice
President -- Industrial Products Segment from 1993 to 1998. Mr. Henkel is a director of Pitney Bowes Inc. and C.R. Bard, Inc.

FRANK C. HERRINGER                  AGE: 62                 DIRECTOR SINCE: 2002

     Mr. Herringer has been Chairman of the Board of Transamerica Corporation, a financial services company, since 1995. He served as Chief Executive Officer from 1991 to 1999 and President from 1986 to 1999. From 1999 to May 2000, Mr. Herringer served on the Executive Board of Aegon N.V. and as Chairman of the Board of Aegon USA, Inc. Mr. Herringer is a director of The Charles Schwab Corporation, Mirapoint Inc. and Amgen Inc.

JON C. MADONNA                      AGE: 61                 DIRECTOR SINCE: 2002

     Mr. Madonna is a retired Chairman and Chief Executive Officer of KPMG, an international accounting and consulting firm. He was with KPMG for 28 years where he held numerous senior leadership positions throughout his career and served as Chairman from 1990 to 1996. Subsequent to his retirement from KPMG, Mr. Madonna served as Vice Chairman of Travelers Group, Inc. from 1997 to 1998 and President and Chief Executive Officer of Carlson Wagonlit Corporate Travel, Inc. from 1999 to 2000. He was Chief Executive Officer of DigitalThink, Inc. from 2001 to 2002, and was Chairman of DigitalThink, Inc. from April 2002 to May 2004. Mr. Madonna is a director of Albertson's, Inc., Phelps Dodge Corporation and Tidewater Inc.

DONALD F. MCHENRY                   AGE: 68                 DIRECTOR SINCE: 1986

     Mr. McHenry has been a Distinguished Professor in the Practice of Diplomacy at the School of Foreign Service at Georgetown University, since 1981. He has also been President of IRC Group LLC, international relations consultants, since 1981. Mr. McHenry is a director of FleetBoston Financial Corporation, The Coca-Cola Company, International Paper Company and GlaxoSmithKline plc.

TONY L. WHITE                       AGE: 58                 DIRECTOR SINCE: 2002

     Mr. White is Chairman of the Board, President and Chief Executive Officer of Applera Corporation, a life sciences company. He was elected Chairman of the Board, President and Chief Executive Officer of Perkin Elmer Corporation (renamed Applera Corporation) in 1995. Prior to that, he was Executive Vice President and a Member of the Office of the Chief Executive Officer at Baxter International Inc. from 1991 to 1995. Mr. White is a director of C.R. Bard, Inc. and Ingersoll-Rand Company.

SHIRLEY ANN JACKSON, PH.D.          AGE: 58                 DIRECTOR SINCE: 2001

     Dr. Jackson is the President of Rensselaer Polytechnic Institute (RPI). Prior to becoming President of RPI in 1999, Dr. Jackson was Chairman of the U.S. Nuclear Regulatory Commission (1995-1999), a Professor of Theoretical Physics at Rutgers University (1991-1995) and a theoretical physicist at the former AT&T Bell Laboratories (1975-1991). Dr. Jackson was elected to the National Academy of Engineering in 2001. She is also a Fellow of the American Academy of Arts and Sciences and the American Physical Society. She is a Life Member of the M.I.T. Corporation Board of Trustees and the Council on Foreign Relations. She is President of the American Association for the Advancement of Science. Dr. Jackson is a director of FedEx Corporation, Public Service Enterprise Group Incorporated, Marathon Oil Corporation, United States Steel Corporation and Medtronic, Inc. She has also been a member of the Board of Directors of the New York Stock Exchange, Inc. since November 2003. Dr. Jackson is not standing for re-election.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (AS OF MARCH 1, 2005)

                                                                                               BECAME AT&T
NAME                                 AGE                                                   EXECUTIVE OFFICER ON
----                                 ---                                                   --------------------
James W. Cicconi...................  52    Executive Vice President and General Counsel           12-98
David W. Dorman....................  51    Chairman of the Board and Chief Executive              12-00
                                           Officer
Hossein Eslambolchi................  47    President, AT&T GNTS, AT&T CTO and                     01-03
                                           AT&T CIO
Robert S. Feit.....................  42    Vice President-Law, Corporate Secretary and            01-03
                                           Chief Compliance Officer
Mirian M. Graddick-Weir............  50    Executive Vice President, Human Resources              03-99
William J. Hannigan................  45    President and Chief Operating Officer                  12-03
Thomas W. Horton...................  43    Vice Chairman and Chief Financial Officer              06-02
John Polumbo.......................  53    President and Chief Executive Officer -- AT&T          10-02
                                           Consumer
Christopher R. Reidy...............  48    Vice President and Controller                          05-04
Virasb Vahidi......................  38    Senior Vice President Corporate Strategy and           05-04
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

     The table below provides membership information for the AT&T audit committee:

NAME                                                          AUDIT
----                                                          -----
Mr. Aldinger................................................  Member
Ms. Eickhoff-Smith..........................................  Member
Mr. Henkel..................................................  Member
Mr. Herringer...............................................  Member
Mr. Madonna.................................................  Chair
Mr. McHenry.................................................  Member

     The AT&T board of directors has determined that both Mr. Herringer and Mr. Madonna qualify as "audit committee financial experts" as defined by the Securities and Exchange Commission (the SEC).

     Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires AT&T's directors and executive officers, and persons who own more than 10 percent of a registered class of AT&T's equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in beneficial ownership of AT&T's equity securities.

     To AT&T's knowledge, based upon the reports filed and written representations that no other reports were required, during the fiscal year ended December 31, 2004, none of AT&T's directors or executive officers failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with the following exceptions: William J. Hannigan, one late report of three positions; and Christopher R. Reidy, one late report of one position.

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

ITEM 11.  EXECUTIVE COMPENSATION

FIVE YEAR PERFORMANCE COMPARISON

     The graph below provides an indicator of cumulative total shareholder returns for AT&T common stock compared with the S&P 500 Stock Index (S&P 500) and the S&P Composite 1500 Diversified Telecommunications Services Index (Diversified Telecom Services).

                                  (LINE GRAPH)

--------------------------------------------------------------------------------
                       DEC-99    DEC-00    DEC-01    DEC-02    DEC-03    DEC-04
--------------------------------------------------------------------------------
 AT&T common stock       100        35        47        34        28        28
--------------------------------------------------------------------------------
 S&P 500                 100        91        80        62        80        89
--------------------------------------------------------------------------------
 Diversified Telecom
  Services               100        62        54        36        35        38
--------------------------------------------------------------------------------

EXPLANATION

     The graph assumes $100 invested on December 31, 1999, in AT&T common stock, the S&P 500 and Diversified Telecom Services with the reinvestment of all dividends, including the AT&T distribution to shareholders of AT&T Wireless Services, Inc. (AWS) common stock on July 9, 2001, and Comcast Corporation (Comcast) Class A common stock on November 18, 2002(1). For the purpose of this chart, the AWS and Comcast distributions are treated as nontaxable cash dividends that would have been converted into additional AT&T shares at the close of business for AWS on July 9, 2001, and at the close of business for Comcast on November 18, 2002. The number of shares of AT&T common stock outstanding and per share data have been adjusted to reflect the one-for-five reverse stock split effective on November 18, 2002.
---------------
FOOTNOTE:

(1) Data Source: S&P Compustat

EXECUTIVE COMPENSATION

  AT&T BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Employee Benefits Committee (the Committee) administers incentive compensation plans, including equity plans, and advises the AT&T board of directors regarding employee benefit plans. The Committee also establishes the compensation structure for senior managers, approves the compensation of executive officers and makes recommendations to the AT&T board of directors with respect to compensation of the Chief Executive Officer. In 2004, the AT&T board of directors approved the compensation of the named executives in the Summary Compensation Table on page 122.

COMPENSATION PHILOSOPHY AND OBJECTIVES

     AT&T operates in a very competitive, dynamic and challenging industry. AT&T believes that the compensation programs for executives should be designed to attract and retain individuals who possess the high-quality skills and talent necessary to ensure AT&T's success. AT&T's compensation philosophy provides a strong link between an executive's total earnings opportunity and AT&T's short-term and long-term performance, based on the achievement of predetermined financial targets and operational goals relative to AT&T's competitors, as well as to an individual's contributions. The core principles underlying the framework for the programs are as follows:

     - Total compensation opportunities must be competitive yet reasonable -- The value will be based on comparable companies' pay opportunities and will be targeted at levels that will attract, motivate and retain a highly skilled workforce and enable AT&T to compete with other premier employers for the best talent.

     - Pay must be performance-based -- A significant part of each executive's compensation is directly linked to achieving specific results that appropriately balance financial and operational performance measures and stock price appreciation, creating shareowner value in the short and long term.

     - A significant portion of the total compensation opportunity should be equity-based -- AT&T believes that an equity stake effectively aligns employee and shareowner interests and provides proper motivation for enhancing shareowner value.

     The Committee feels confident that, with the assistance of compensation consultants and through benchmarking, AT&T's salary, bonus and equity-based programs enable us to effectively attract, retain and motivate a high-caliber management team. In addition, the Committee believes that, by thoroughly reviewing all elements of compensation, AT&T has fostered a competitive total rewards package designed to promote its pay-for-performance philosophy.

CHANGES IN 2004

     Beginning in 2003 and continuing into 2004, AT&T worked with an independent outside consultant to conduct a comprehensive review of AT&T's compensation philosophy and programs. AT&T engaged the consultant to act as AT&T's advisor and report directly to us during the review process. Outcomes of the review in 2004 included the following:

     - Revised AT&T's position on compensation -- Beginning in 2004, AT&T set an objective to target pay levels at the median level of AT&T's peers when performance meets the set targets. This represented a reduction from AT&T's previous goal to be a premium payer in the market. With median pay established as the baseline, actual pay should exceed the median level only when AT&T's performance exceeds AT&T's targeted operational objectives or the performance of AT&T's peer companies. Similarly, actual pay should fall below the median when performance is below these reference points. As a result, AT&T's compensation programs allow the Committee to differentiate compensation levels by executive, based on corporate performance, individual achievements and personal talents and experience.

     - Reaffirmed AT&T's peer groups for benchmarking purposes -- AT&T's peer groups include companies with large market capitalization and large telecommunications companies. The 2004 benchmarking analysis used data disclosed in the proxy statements and available published surveys.

     - Introduced a policy requiring officers and executives to accumulate and hold targeted levels of common stock -- AT&T believes that compensation programs fostering continued stock ownership effectively align executives with the long-term interests of shareowners and the success of AT&T.

EXECUTIVE COMPENSATION COMPONENTS AND PRACTICES

     AT&T's executive compensation program consists of four key components: base salary; short-term (annual) incentives; long-term incentives (performance shares, restricted stock or restricted stock units and stock options); and certain other benefits and perquisites that are aligned with general market practices. In addition, AT&T now requires officers and executives to accumulate and hold targeted levels of common stock. The policies and practices for determining executive compensation are described hereunder.

BASE SALARY

     The Committee establishes pay guidelines for each of the executive officer positions based on the following factors:

     - Job responsibilities and scope,

     - Competitive compensation of similar positions at comparable companies in AT&T's peer groups, and

     - AT&T's targeted pay position.

     Within the established pay guidelines, each officer's salary is determined based on the following factors:

     - Strategic impact of the position,

     - Expertise and level of experience required,

     - Overall business performance, and

     - Individual contributions.

     Annual salary reviews are conducted each year to evaluate the individual performance of senior executives. While overall salary increase funding is sensitive to both market movement and AT&T's performance, individual salaries are not necessarily adjusted each year. The base salaries for the AT&T executive officers named in this report did not increase during 2004.

SHORT-TERM INCENTIVES

  OVERVIEW

     All executives are eligible to be considered for short-term incentives. The annual bonus for executive officers is based on AT&T's key financial and operational results as measured against targets for revenue, earnings (cash flow, net income, or earnings before interest and taxes) and certain qualitative measures of performance. (For 2004, earnings were evaluated based on AT&T's achievement of pre-determined cash flow objectives.) Targets for these measures are established in advance and reviewed and approved by the Committee.

     AT&T also sets a minimum performance level that must be met before any awards can be paid. If that minimum level is not achieved, no annual bonuses will be paid. The final award amount depends on the actual level of performance achieved in comparison to the targets. For 2004, 100% of the incentive pool funding was determined by AT&T's overall performance.

     However, AT&T has the discretion to make adjustments to ensure that award payments reflect AT&T's true operating results. If performance is at or above threshold, a market share modifier can be used to make an adjustment to the incentive pool funding of between -10% and 10%, based on business unit market share.

     An individual's bonus target is expressed as a percentage of base salary. Bonuses for 2004, which were paid in March 2005, could range from 50% to 200% of the target award. Once the incentive pools are established, awards are allocated to individuals as follows: 30% determined by the incentive pool funding formula (described above) and 70% determined by the individual's performance against his or her goals and objectives.

  RESULTS FOR THE 2004 PERFORMANCE YEAR

     AT&T's performance in 2004 was below target for the revenue goal and at target for the earnings goal, based on AT&T cash flow performance. Additionally, AT&T executed and gained revenue market share in key areas. As a result, the bonus pool was funded slightly below target. Bonuses for 2004 were paid out in March 2005.

LONG-TERM INCENTIVES

  STRATEGY REVIEW

     Long-term incentives provide a mechanism to reward executive officers for maximizing long-term shareowner value. In 2002 and 2003, the Committee reviewed AT&T's equity compensation strategy, specifically focusing on the following factors:

     - Effectiveness of the current stock option strategy,

     - AT&T's yearly share usage for AT&T's long-term incentive awards as compared to the AT&T common stock outstanding (AT&T's "run rate"),

     - The potential dilutive impact of the equity programs, and

     - The impact of the depressed stock prices within the telecommunications industry.

     As a result of the review, the Committee and management determined that a new long-term incentive strategy combining only performance-based awards and restricted stock units will:

     - Strengthen AT&T's ability to attract, retain and motivate top talent and performers,

     - Provide a stronger link to performance than time-vested stock options,

     - Better align the interests of AT&T's senior executives and shareowners,

     - Provide a better opportunity for senior executives to acquire and hold AT&T stock, and

     - Lower the potential share usage levels by directly impacting the annual run rate of shares and mitigating the potential long-term dilution implications of 10-year stock options.

     At the AT&T 2004 annual meeting, shareowners overwhelmingly approved the AT&T 2004 Long Term Incentive Program. Awards under the program going forward will be comprised of 70% performance-based awards and 30% restricted stock units for all participants.

PERFORMANCE SHARES

  2001-2003 Performance Share Plan

     Performance shares are units equivalent in value to shares of AT&T common stock. At the end of the performance cycle, performance shares are paid out based upon the achievement of pre-set targets for corporate performance set by the Committee. The performance share award approved by the Committee in 2001 for the 2001-2003 performance period was paid out in 2004. The award was based on three-year cumulative earnings per share and EBITDA (earnings before interest, taxes, depreciation and amortization) results against pre-established targets and relative total shareholder return, as measured against S&P 500 peer group companies.

     Based on AT&T's actual performance for the period covering 2001-2003, 100% of the performance shares were earned and distributed as reported in the Summary Compensation Table on page 122. Although actual earnings per share and EBITDA were slightly above target, the funding was reduced to 100% of target because AT&T's total shareholder return was below the 50th percentile of the S&P 500.

  2004 Performance Share Plan

     Under the 2004 plan, performance share units are to be granted annually, with a three-year performance period. Awards are intended to be paid in shares. An annual goal is set for each of the three years in the performance period (2004-2006). The payout is based on the average performance over the three years. This represents a change from the 2001-2003 plan, which had cumulative goals for the three-year period. This change was made because in the dynamic telecommunications industry, developing goals over extended periods of time is challenging. The performance measures are revenue and earnings. Dividend equivalents are accrued and paid in cash based on the award earned at the end of the three-year performance period.

     For performance at the threshold level, the plan pays out 50% of the target award. For performance at the target level, the payout is 100%. At the maximum level, the payout is 150%.

  RESTRICTED STOCK UNITS

     In 2004, all executives and officers were eligible to be considered for restricted stock unit awards primarily for purposes of retention. Restricted stock units are subject to forfeiture and may not be disposed of by the recipient until certain restrictions established by the Committee lapse. For restricted stock unit awards granted in 2004, 50% vest after year two, 25% vest after year three, and 25% vest after year four. Dividend equivalents will be paid quarterly in cash. Officers of AT&T are required to hold restricted stock units for one full year after they are fully vested.

  RUN RATE AND DILUTION MANAGEMENT

     In addition to providing competitive individual grant levels, AT&T will also monitor the annual share usage levels and resulting dilution to ensure alignment with shareowner interests. As AT&T communicated to its shareowners when the 2004 plan was approved, AT&T will target the annual share usage level to approximately 0.9% of AT&T's common shares outstanding. The actual annual run rate is expected to be as low as 0.77% or as high as 1.0% percent per year, depending on the achievement of specified performance targets and objectives. Overall, the shares granted in 2004 represent a run rate of 0.94% (at target performance), while the projected run rate for 2005 is expected to be approximately 0.8%.

  PERQUISITES AND PERSONAL BENEFITS

     In order to attract and retain key talent, AT&T provides certain perquisites and benefits to senior executives, including the CEO and the other named executives. These perquisites and benefits can include life insurance, financial counseling, perquisite allowance, reimbursement for home and travel, temporary living allowances and use of the AT&T aircraft for business. In addition to the non-contributory pension plans that cover all management employees, the senior executives also participate in the AT&T Non-Qualified Pension Plan, and certain named executives are covered by individual supplemental executive retirement plans.

     The Committee periodically reviews the programs to ensure that their cost and use are in line with competitive practices.

STOCK OWNERSHIP GUIDELINES

     AT&T approved stock ownership guidelines in March 2004 (subject to shareowner approval of the 2004 Long Term Incentive Program, which was received in May 2004). The guidelines require that executives and officers own shares of stock in AT&T. They are also required to hold shares from grants of restricted stock units in 2004 and beyond for one year after vesting. The Committee believes that achievement of meaningful levels of stock ownership by executives and officers further advances the interests of AT&T and its shareowners.

     The chart below lists the stock ownership guidelines. Officers are expected to achieve these ownership levels over five years (March 2005 to March 2009). Stock holdings that count for purposes of meeting the guidelines include direct stock purchases, shares or share equivalents held in employee benefit plans and restricted shares.

EXECUTIVE                                                       NUMBER OF SHARES
---------                                                     --------------------
Chief Executive Officer.....................................            350,000
President & COO.............................................            175,000
CFO & Vice Chairman.........................................            125,000
Business Unit President.....................................             75,000
Other Senior Staff officers.................................    11,000 - 60,000
                                                                     (depending
                                                                   on position)
Other Officers..............................................              7,500

COMPENSATION FOR THE CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF AT&T

     Mr. Dorman has been AT&T's Chief Executive Officer since November 18, 2002. His performance was reviewed by the Committee at the end of 2004 (as it is at the end of each year) and discussed with the AT&T board of directors in executive session. AT&T then made recommendations to the AT&T board of directors concerning the annual cash component (base salary and annual bonus) and the long-term component (performance shares and restricted stock units) of Mr. Dorman's compensation. The AT&T board of directors approved the recommendations based on the considerations discussed below.

  BASE SALARY

     Mr. Dorman's base salary is established based on competitive market rates for a chief executive with his experience and record of accomplishment. During its annual compensation survey and review process, the Committee reviews Mr. Dorman's salary in comparison with the salaries of chief executive officers of industry competitors and selected other large, market-capitalized companies in AT&T's peer group. Based on the results of the 2004 competitive review and AT&T's policy of not increasing officers' salaries in 2004, the AT&T board of directors kept Mr. Dorman's salary at $1,325,000.

  SHORT-TERM INCENTIVES

     AT&T established aggressive market-based performance targets for annual bonuses. Based on AT&T's 2004 revenue and earnings achieved, which were slightly below target, and the addition of the market share modifier, as well as the level of achievement on certain operational objectives, the AT&T board of directors authorized an annual bonus for Mr. Dorman of $1,970,000. His bonus was equal to the funding available in accordance with the annual bonus plan formula.

  LONG-TERM INCENTIVES

     During 2004, the AT&T board of directors granted Mr. Dorman 388,700 performance shares, as described in the Summary Compensation Table on page 122. The AT&T board of directors also granted Mr. Dorman 166,600 restricted stock units in May 2004. These grants are consistent with the provisions of the programs that apply to the officers named in this report.

DEDUCTIBILITY CAP ON EXECUTIVE COMPENSATION

     Section 162(m) of the Code generally disallows a tax deduction to public companies, such as AT&T, for compensation in excess of $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Section 162(m) of the Code provides that qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Elements of compensation under the short-term incentive plan and 2001-2003 performance share awards qualify for exemption from the annual limit on tax deductibility under
Section 162(m) of the Code. Awards of performance shares and restricted stock units granted in 2004 are not expected to qualify. In addition, AT&T has a salary and incentive award deferral plan that permits compensation deferred under the plan to be exempt from the limit on tax deductibility.

IMPACT OF THE MERGER WITH SBC COMMUNICATIONS INC. (SBC)

     On January 30, 2005, SBC and AT&T entered into a definitive agreement pursuant to and in accordance with the terms and conditions of which AT&T would be acquired by SBC. AT&T's benefit plans and programs will continue "business as usual" through the closing of the merger, in accordance with their terms. Any decisions regarding benefits after the close will be made by SBC. However, under the merger agreement, SBC has agreed that employees and former employees, for a period of time after the merger, will have compensation and benefit plans and programs that are no less favorable in the aggregate than they have at AT&T. This commitment will continue through the end of the plan year (generally December 31) following the first anniversary of the closing. For example, if the merger closes in 2006, the commitment will generally apply through December 31, 2007.

CONCLUSION

     The Committee, with the assistance of AT&T's outside consultants, has reviewed all compensation elements based on key benchmark and comparator data. AT&T's review included base salaries, bonus arrangements, long-term incentive awards and benefit programs. AT&T believes that its overall compensation levels are appropriate and reasonable, and will allow it to continue attracting and retaining key talent while meeting the overall objectives of its compensation programs.

                                          The Compensation and Employee
                                          Benefits Committee

                                          Kenneth T. Derr (Chairman)
                                          William F. Aldinger
                                          Frank C. Herringer
                                          Shirley Ann Jackson
                                          Tony L. White

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the Committee members were officers or employees of AT&T or any of AT&T's subsidiaries or had any relationship requiring disclosure by AT&T under
Item 404 of the SEC's Regulation S-K during or prior to 2004.

  SUMMARY COMPENSATION TABLE

     Set forth below is the compensation of the Chairman of the Board and Chief Executive Officer of AT&T and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2004, as measured by salary and bonus. Compensation deferred at the election of the named executives is included in the category (e.g., bonus, LTIP payouts) and year it would have otherwise been reported had it not been deferred. Performance share distributions are paid in the year subsequent to the three-year performance period and are reported in the year paid.

     Share and per share amounts have been adjusted to reflect the November 18, 2002, spin-off of AT&T Broadband and subsequent merger with Comcast, and AT&T's November 18, 2002, one-for-five reverse stock split. Amounts shown represent the dollar value on the date originally granted. Performance share cycles ending on December 31, 2002, were adjusted for the AT&T Wireless Services (AWS) split-off, and those ending on December 31, 2002, 2003 and 2004 were adjusted for the AT&T Broadband spin-off in order to preserve the economic value of the awards prior to such actions. Each holder of such awards received an adjusted performance share award, which was subsequently divided by five and rounded down to the nearest whole share, and a Comcast stock unit award. The new Comcast stock unit award is paid in cash based on the value of Comcast Corporation Class A common stock upon the completion of the performance period of the original performance share award. Each AT&T stock option award held by an active AT&T employee at the time of the AT&T Broadband spin-off was divided by a factor of 0.3872 reflecting the ratio of the price of AT&T common stock prior to the AT&T Broadband spin-off ($13.12) versus the assumed price of AT&T common stock immediately after the AT&T Broadband spin-off and prior to the AT&T one-for-five reverse stock split ($5.08), which was calculated by dividing by five the price at which AT&T common stock actually commenced trading after both the spin-off and the reverse stock split ($25.40). All grant prices were multiplied by this same factor. To further adjust for the one-for-five reverse stock split, the stock options were multiplied by 0.2 and the grant price divided by 0.2. All shares were rounded down to the nearest whole share and the grant prices rounded to four decimals.

                                                                                  LONG-TERM COMPENSATION
                                                                             ---------------------------------
                                        ANNUAL COMPENSATION(2)                            AWARDS
                            ----------------------------------------------   ---------------------------------
                                                            OTHER ANNUAL     RESTRICTED STOCK
NAMED EXECUTIVES AND                                       COMPENSATION(1)     AWARD(S)(2)        OPTIONS/SARS
PRINCIPAL POSITION AT AT&T  YEAR   SALARY($)   BONUS($)          ($)               ($)              (#) AT&T
--------------------------  ----   ---------   ---------   ---------------   ----------------     ------------
David W. Dorman...........  2004   1,325,000   1,970,000      1,163,514         2,773,890(a)               0
 Chairman of the            2003   1,268,750   2,649,000        908,264         2,853,000          1,050,000
 Board and CEO              2002   1,080,797   2,000,000        594,024                 0          1,247,416
William J. Hannigan.......  2004    921,649    1,147,000      1,601,728         5,060,828(a)(b)      730,000
 President and COO          2003          0           0           2,141                 0                  0
                            2002          0           0               0                 0                  0
Thomas W. Horton..........  2004    700,000     697,000         212,960         1,192,140(a)               0
 Vice Chairman              2003    625,000     940,000         142,625         1,141,200            520,000
 and CFO                    2002    280,000     600,000       1,371,367                 0            519,110
Hossein Eslambolchi.......  2004    650,000     708,000         176,588           695,970(a)               0
 President AT&T             2003    579,167     585,800         136,853         2,250,066            280,000
 Global Network             2002    537,500     750,000         177,465                 0            428,718
 Technology Services --
 AT&T CTO & CIO
James W. Cicconi..........  2004    620,000     616,000         114,901           557,775(a)               0
 General Counsel &          2003    605,000     840,300         125,086           951,000            350,000
 Executive Vice President   2002    593,750     840,000         139,524                 0            406,766

                              LONG-TERM COMPENSATION
                            ---------------------------
                             PAYOUTS
                            ---------
                              LTIP         ALL OTHER
NAMED EXECUTIVES AND         PAYOUTS    COMPENSATION(3)
PRINCIPAL POSITION AT AT&T     ($)            ($)
--------------------------  ---------   ---------------
David W. Dorman...........  2,547,488        178,912
 Chairman of the              707,090      3,341,283
 Board and CEO                      0      3,128,663
William J. Hannigan.......          0      4,319,038
 President and COO                  0          3,435
                                    0              0
Thomas W. Horton..........          0        404,804
 Vice Chairman                      0        418,403
 and CFO                            0      2,491,167
Hossein Eslambolchi.......    474,389        641,083
 President AT&T                51,804        662,670
 Global Network                56,691        673,207
 Technology Services --
 AT&T CTO & CIO
James W. Cicconi..........    899,585        297,006
 General Counsel &            134,419         82,261
 Executive Vice President     268,564        376,970

---------------

FOOTNOTES:
(1) Includes (i) payments of above-market interest on deferred compensation,
    (ii) dividend equivalents with respect to long term compensation paid during the year and (iii) tax payment reimbursements. In addition, includes the aggregate incremental cost to AT&T of providing perquisites and personal benefits to the named executive officers for the last three years. The amounts reported for 2004 include: (a) financial counseling for Mr. Horton in the amount of $20,800; and (b) personal use of corporate aircraft by the named executive or members of the executive's family for Messrs. Dorman, Hannigan and Horton in the amount of $507,639, $148,903 and $43,936, respectively. The amounts reported for 2003 include: (a) financial counseling for Mr. Horton in the amount of $13,670; (b) personal use of corporate aircraft by the named executive or members of the executive's family for Messrs. Dorman and Horton in the amount of $305,403 and $20,565, respectively; and (c) car allowance for Mr. Horton in the amount of $16,800. The amounts reported for 2002 include: (d) financial counseling for Mr. Dorman in the amount of $80,740; (e) relocation for Mr. Horton in the amount of $86,815; (f) personal use of corporate aircraft by the named executive or members of the executive's family for Messrs. Dorman, Horton and Eslambolchi in the amount of $109,115, $39,948 and $76,911, respectively.

(2) Restricted stock units were granted and remain outstanding as follows:

     (a) On May 27, 2004, Messrs. Dorman, Hannigan, Horton, Eslambolchi and Cicconi received restricted stock unit awards of 166,600, 110,350, 71,600, 41,800 and 33,500 units, respectively. These AT&T restricted stock units vest 50% on May 27, 2006, 25% on May 27, 2007, and 25% on May 27, 2008.

       Dividend equivalents on the restricted stock units are paid in cash. The value of these awards, as of the original grant date, is reflected in the table.

     (b) On January 5, 2004, Mr. Hannigan received a grant of 150,000 restricted stock units. These AT&T restricted stock units vest 52,500 on January 31, 2005, 37,500 on November 30, 2005, 30,000 on January 31, 2006, and
         30,000 on January 31, 2007. Dividend equivalents on the restricted stock units are paid in cash. The value of these awards, as of the original grant date, is reflected in the table.

     The aggregate number (and value) with respect to each of the named executives on December 31, 2004, for outstanding AT&T restricted stock units were: Mr. Dorman, 316,600 ($6,034,396); Mr. Hannigan, 260,350
     ($4,962,271); Mr. Horton, 131,600 ($2,508,296); Mr. Eslambolchi, 160,100
     ($3,051,506); and Mr. Cicconi, 83,500 ($1,591,510).

(3) In 2004, includes (a) AT&T contributions to savings plans (Mr. Dorman $8,200, Mr. Hannigan $8,200, Mr. Horton $8,200, Mr. Eslambolchi $8,200 and Mr. Cicconi $8,200); (b) dollar value of the benefit of premiums paid for universal life insurance policies (unrelated to term insurance coverage) calculated on an actuarial basis (Mr. Dorman $55,962, Mr. Hannigan $34,138, Mr. Horton $21,604, Mr. Eslambolchi $17,717 and Mr. Cicconi $22,670); (c) payments equal to lost savings plan matching contributions caused by IRS limitations (Mr. Dorman $42,750, Mr. Eslambolchi $15,166 and Mr. Cicconi $16,136); (d) payment of $72,000 to Mr. Dorman and $15,000 to Mr. Hannigan for temporary housing expenses; (e) special bonus payment of $710,000 to Mr. Hannigan, equal to the target bonus from his prior employer; (f) hiring bonus of $1,000,000 paid to Mr. Hannigan; (g) two special payments, each in the amount of $525,850, to Mr. Hannigan, for replacement of restricted stock from his prior employer; (h) special one-time payment of $1,500,000 to Mr. Hannigan, associated with his transition and relocation to New Jersey; (i) payment of a special retention bonus of $375,000 to Mr. Horton; (j) special recognition payment of $600,000 to Mr. Eslambolchi; and (k) special recognition payment of $250,000 to Mr. Cicconi.

  AGGREGATED OPTION/STOCK APPRECIATION RIGHTS (SAR) EXERCISES IN 2004 AND YEAR END VALUES

                               AT&T COMMON STOCK

                                                                          EXERCISABLE/UNEXERCISABLE(2)
                                                                        ---------------------------------
                                                                        NUMBER OF AT&T    $ VALUE OF AT&T
                                                                          UNEXERCISED      IN-THE-MONEY
                                        NUMBER OF SHARES     $ VALUE    OPTIONS/SARS AT   OPTIONS/SARS AT
NAME(1)                               ACQUIRED ON EXERCISE   REALIZED      YEAR END          YEAR END
-------                               --------------------   --------   ---------------   ---------------
David W. Dorman.....................           0                0          1,332,917           458,062
                                                                           1,498,712         1,374,188
William J. Hannigan.................           0                0                  0                 0
                                                                             730,000                 0
Thomas W. Horton....................           0                0            389,557           183,225
                                                                             649,553           549,675
Hossein Eslambolchi.................           0                0            441,118           122,150
                                                                             455,564           366,450
James W. Cicconi....................           0                0            517,916           152,688
                                                                             496,737           458,062

---------------

FOOTNOTES:

(1) Includes the Chairman of the Board and Chief Executive Officer of AT&T and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2004, as measured by salary and bonus.

(2) Share and per share amounts have been adjusted to reflect AT&T's April 15, 1999, three-for-two stock split; the distribution and split-off of AWS on July 9, 2001; the spin-off of AT&T Broadband and subsequent merger with Comcast on November 18, 2002; and AT&T's November 18, 2002, one-for-five reverse stock split, as described in "-- Summary Compensation Table" above.

  LONG TERM INCENTIVE PLANS -- AWARDS IN 2004

                                                                        ESTIMATED FUTURE PAYOUTS UNDER
                                                        PERFORMANCE      NON-STOCK PRICE BASED PLANS
                                           NUMBER OF    PERIOD UNTIL   --------------------------------
                                          PERFORMANCE    MATURATION    THRESHOLD     TARGET    MAXIMUM
NAME(1)                                     SHARES       OR PAYOUT        (#)        (#)(2)      (#)
-------                                   -----------   ------------   ----------   --------   --------
David W. Dorman.........................    388,700      2004-2006      194,350     388,700    583,050
William J. Hannigan.....................    257,450      2004-2006      128,725     257,450    386,175
Thomas W. Horton........................    149,600      2004-2006       74,800     149,600    224,400
Hossein Eslambolchi.....................     97,300      2004-2006       48,650      97,300    145,950
James W. Cicconi........................     77,800      2004-2006       38,900      77,800    116,700

---------------

FOOTNOTES:

(1) Includes the Chairman of the Board and Chief Executive Officer of AT&T and the four other most highly compensated individuals who were executive officers of AT&T at the end of 2004, as measured by salary and bonus.

(2) In May 2004, the Performance Share Awards listed in the table were made. If they remain named executives on December 31, 2006, the payout value of these awards to Messrs. Dorman, Hannigan, Horton, Eslambolchi and Cicconi would be
    (i) 0.13% of AT&T's net cash provided by operating activities for each year in the performance period, divided by the total number of named executives receiving payouts for the period ending December 31, 2006, or (ii) a lesser amount, based on factors such as targets for AT&T's earnings, return to equity, cash flow, revenue or total shareholder return for the period.

  OPTION/SAR GRANTS IN 2004

                                               INDIVIDUAL GRANTS IN AT&T
                           ------------------------------------------------------------------
                           NUMBER OF
                           SECURITIES    % OF TOTAL
                           UNDERLYING   OPTIONS/SARS
                            OPTIONS/     GRANTED TO    EXERCISE OR                GRANT DATE
                              SARS      EMPLOYEES IN   BASE PRICE    EXPIRATION     PRESENT
NAME(1)                    GRANTED(2)   FISCAL YEAR     ($/SHARE)       DATE      VALUE(4)($)
-------                    ----------   ------------   -----------   ----------   -----------
David W. Dorman..........         0           0%
William J. Hannigan(3)...   730,000         100%         21.4050     01/05/2014    4,069,750
Thomas W. Horton.........         0           0%
Hossein Eslambolchi......         0           0%
James W. Cicconi.........         0           0%

---------------

FOOTNOTES:

(1) Includes the Chairman of the Board and Chief Executive Officer of AT&T and the four other most highly compensated individuals who were named executives of AT&T at the end of 2004, as measured by salary and bonus.

(2) In 2004, AT&T did not grant new stock option awards. Long-term incentives in 2004 consisted of performance shares (see "-- Long-Term Incentive
    Plans -- Awards in 2004" above) and restricted stock units (see "-- Summary Compensation Table" above).

(3) These options become exercisable to the extent of one-fourth of the grant on the first, second, third and fourth anniversaries of the grant date, respectively.

(4) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options in this table. AT&T's use of this model should not be construed as an endorsement of its accuracy in valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value on the grants awarded on January 5, 2004: an option term of five years, volatility of 38%, dividend yield of 4.00% and interest rate of 3.35%. The actual value, if any, of the options in this table depends upon the actual performance of AT&T common stock during the applicable period.

  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

  David W. Dorman

     AT&T entered into an employment agreement with Mr. Dorman dated December 1, 2000, with a term of employment ending December 31, 2002. The agreement is subject to automatic annual renewals after that date unless either AT&T or Mr. Dorman provide written notice to terminate at least 60 days prior to each anniversary date. The agreement provided for compensation, incentive and relocation arrangements that have been paid to Mr. Dorman. Mr. Dorman's current compensation is set by the AT&T board of directors and is described in the section entitled "-- Summary Compensation Table" above.

     As part of his employment agreement, Mr. Dorman entered into a fully vested supplemental pension arrangement with AT&T. Pursuant to such arrangement and a 2003 amendment, Mr. Dorman will receive an annual benefit (as defined) commencing at his retirement based on a schedule that provides for a benefit equal to a percentage of his final three-year average total cash compensation. The benefit will be payable in stated reduced amounts for retirement prior to 2012. In the event of Mr. Dorman's involuntary termination following a Change in Control (as defined), the schedule of supplemental pension benefits will be accelerated by three years. Pension benefits payable under this arrangement will be offset by any pension paid to Mr. Dorman by AT&T or any prior employer.

     Mr. Dorman's agreement provides for certain entitlements in the event of his termination from AT&T under specified circumstances. In the event of Mr. Dorman's termination due to death or disability, Mr. Dorman, his beneficiaries, or estate will be entitled to disability benefits in accordance with a disability program then in effect for senior executives of AT&T, a prorated portion of his target annual incentive award for the year in which his death or disability occurs, the vesting and payout at target for each open long-term incentive program performance share cycle prorated for the amount of time worked in the applicable three-year cycle, financial counseling for one year, and payment of survivor benefits under his supplemental pension arrangement. Mr. Dorman's unvested equity awards vest, and stock options will be exercisable in accordance with the terms of the grants applicable to death or disability.

     In the event of a termination for cause, Mr. Dorman shall receive no further compensation from AT&T as of his termination date, and all stock options, performance shares, restricted shares, and restricted stock units, whether unvested or vested but not exercised, shall be cancelled.

     In the event of a voluntary resignation (as defined), Mr. Dorman will forfeit all unvested equity awards and long-term incentives with respect to uncompleted performance cycles. He will receive base salary through his date of termination and vested stock options shall remain exercisable for 90 days after termination or until the originally scheduled expiration date, if earlier. Mr. Dorman, to the extent not eligible for retiree medical benefits from AT&T, will be eligible for benefits under the then-applicable AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan and will be responsible for a portion of the annual premium for this coverage.

     In the event of an AT&T-initiated termination for other than cause or a Good Reason termination (as defined), Mr. Dorman will be provided base salary through the date of termination, a prorated annual incentive award at target for the year of termination, a severance payment equal to two times the annual base salary and target annual incentive award for the year of termination, payment of benefits under his supplemental pension arrangement based on the amount of the benefits accrued, accelerated vesting of all outstanding unvested restricted shares and restricted stock units, performance shares and stock units will continue to vest, and continuation of his Executive Life Insurance. Under the terms of the Senior Officer

Separation Plan under which Mr. Dorman is a covered executive, he will be provided the following: all outstanding unvested AT&T stock options vest and, together with already vested options, will be exercisable for the remainder of the original term of each grant, financial counseling for two years, telephone reimbursement under the AT&T Toll Discount Program, transition counseling and, to the extent not eligible for retiree medical benefits from AT&T, will be eligible for coverage under the AT&T Separation Medical Plan offered to certain former senior managers under the terms and conditions of that plan.

     Mr. Dorman's agreement provides that, in the event of a Change in Control (as defined) of AT&T, severance payments to him shall be governed by the Change in Control provisions, applicable to senior executives named by the AT&T board of directors as participants in the Senior Officer Separation Plan.

     Mr. Dorman's agreement (in addition to a standing resolution of the AT&T board of directors) provides for his unlimited use of AT&T's aircraft for personal travel by him and his immediate family members that accompany him, and to the extent this results in imputed income, AT&T will provide him with a tax gross-up payment.

  William J. Hannigan

     AT&T entered into an employment agreement with Mr. Hannigan dated April 26, 2004, with a term of employment from December 2, 2003, through December 1, 2006, with automatic annual renewals thereafter. The agreement provided for his participation in employee benefit plans on the same terms as other senior executives, and for a base salary not less than $925,000, a target annual bonus of 125% of base salary, a long-term incentive grant of 257,450 performance shares covering the 2004-2006 performance period and 110,350 restricted stock units vesting 50% after year two, 25% after years three and four.

     To address certain forfeitures experienced when Mr. Hannigan left his previous employer and to incent him to join us, the agreement provided for a hiring bonus and a Supplemental Executive Retirement Plan (SERP). Pursuant to the SERP, Mr. Hannigan will receive an annual benefit (as defined) commencing at his retirement based on a schedule that provides for a benefit equal to a percentage of his final three-year average total cash compensation. The benefit will be payable in stated reduced amounts for retirement prior to 2024. The SERP vests on December 2, 2008; prior to that date the SERP vests in the event of AT&T-initiated termination for other than Cause (as defined), death, disability termination for Good Reason (as defined), or if AT&T is subject to a Change in Control (as defined). For AT&T-initiated termination for other than Cause or termination for Good Reason within two years following a Change in Control, the schedule of supplemental pension benefits will be accelerated by three years. Pension benefits payable under this arrangement will be offset by any pension paid to Mr. Hannigan by AT&T or any prior employer. Mr. Hannigan also received cash, stock options and restricted stock units to replace benefits forfeited by leaving his prior employer. Mr. Hannigan's agreement provided for a special one-time payment associated with his transition and relocation to New Jersey, and a special temporary living allowance until his Texas home sold.

     Mr. Hannigan is entitled to use the corporate aircraft for business and personal use, pursuant to current authorizations. Mr. Hannigan is allowed to use a financial counselor of his choice for whom AT&T will pay fees, impute income and provide tax gross-ups within the limits of the AT&T Senior Management Financial Counseling Program.

     Mr. Hannigan's agreement provides in the event of his termination from AT&T at or before the end of its term, other than due to voluntary resignation or Cause (as defined in the Senior Officer Separation Plan), he will be entitled to his base salary through the date of termination, a prorated annual incentive award at target for the year of termination, and treatment under the employee benefit plans in accordance with the terms and conditions of such plans.

     In addition to the above entitlements, in the event of an AT&T-initiated termination or termination for Good Reason (as defined), Mr. Hannigan will be entitled to the benefits of the AT&T Senior Officer Separation Plan provisions (as defined), a vesting of the SERP and the January 5, 2004, grant of restricted stock units. In the event of Mr. Hannigan's termination resulting from death or disability, Mr. Hannigan, his beneficiaries, or estate will be entitled to disability benefits in accordance with a disability program then in effect for senior executives of AT&T, his equity awards will be administered in accordance with the terms of each grant, and the SERP will vest.

  Thomas W. Horton

     AT&T entered into an employment agreement with Mr. Horton dated June 10, 2002, with a term of employment from June 13, 2002, through June 15, 2006, with automatic annual renewals thereafter. The agreement provided for his participation in employee benefit plans on the same terms as other senior executives, and for compensation, incentive and relocation arrangements that have been paid to Mr. Horton. Mr. Horton's compensation is set by the Compensation and Employee Benefits Committee and is described under the section entitled "-- Summary Compensation Table" above.

     Mr. Horton's agreement provides for certain entitlements in the event of his termination from AT&T under specified circumstances. In the event Mr. Horton is terminated at or before the end of the term of the agreement, Mr. Horton will be paid his base salary through the date of termination pursuant to his agreement, his equity awards will be treated in accordance with the terms of the grants, and he will be treated under the employee benefit plans in accordance with the terms and conditions of such plans. In the event of an AT&T-initiated termination for other than cause or a Good Reason termination, Mr. Horton will be entitled to the benefits of the AT&T Senior Officer Separation Plan provisions (as defined).

     In the event of Mr. Horton's termination resulting from death or disability, Mr. Horton, his beneficiaries, or estate will be entitled to disability benefits in accordance with a disability program then in effect for senior executives of AT&T, his target annual incentive award for the year in which his death or disability resulted in his termination of employment (prorated for the total period of eligibility calculated as of his date of death or disability termination), and financial counseling for one year.

     AT&T entered into an agreement with Mr. Horton on July 29, 2003, that provides a special individual non-qualified pension arrangement pursuant to which Mr. Horton will receive an annual benefit (as defined) commencing at his retirement. The arrangement vests upon the earliest of January 1, 2008, death, disability, Good Reason termination, termination initiated by us (for other than cause), or Change in Control (as defined). Pension benefits payable under this arrangement will be offset by any pension paid by to Mr. Horton by AT&T or any prior employer.

  Hossein Eslambolchi

     AT&T entered into an employment/retention agreement with Mr. Eslambolchi on January 5, 2001, that provided for retention payments paid in 2001 and 2002. Mr. Eslambolchi is required to repay AT&T if he voluntarily resigns other than for Good Reason or is terminated for cause (each as defined) prior to January 8, 2006. On July 24, 2003, AT&T entered into a special incentive agreement with Mr. Eslambolchi pursuant to which Mr. Eslambolchi received two special incentive awards, each in the amount of $600,000, based on the attainment of performance metrics for the years 2003 and 2004. The payments were made in January 2004 and January 2005.

  James W. Cicconi

     AT&T entered into an employment agreement with Mr. Cicconi dated July 29, 1998. The agreement provided for his participation in employee benefit plans on the same terms as other senior executives, and for compensation and incentive arrangements that have been paid to Mr. Cicconi. Mr. Cicconi's compensation is set by the Compensation and Employee Benefits Committee and is described in the section entitled "-- Summary Compensation Table" above.

  SENIOR OFFICER SEPARATION PLAN

     In 1997, AT&T adopted the Senior Officer Severance Plan, since renamed the Senior Officer Separation Plan, or Separation Plan, for Senior Officers named by the AT&T board of directors as participants. Under the Separation Plan, if covered executives (i) are terminated by us for other than cause (as defined in the

Separation Plan) or (ii) self-initiate termination for Good Reason (as defined in the Separation Plan), they will be provided a severance payment equivalent to two times the sum of their base salary plus target annual incentive in effect at termination. The severance amount payable may be deferred for five years with up to five annual payments thereafter. Deferred amounts will be credited with interest based on the interest rate formula in effect for the Senior Management Incentive Award Deferral Plan on the Separation Plan effective date, October 9, 1997. In addition, covered executives who terminate under the terms of the Separation Plan will be entitled to certain other post-termination benefits that are generally made available from time to time to retired executive officers and senior managers. The Separation Plan was amended and restated as of January 1, 2003, to provide enhanced severance payments in the event of a Change in Control, as approved by the AT&T board of directors in October 2000, and to provide protection in the form of a gross-up in the event payments are subject to excise tax under Sections 280G and 4999 of the Internal Revenue Code. In the event of a Change in Control, as such term is currently defined in the 2004 Plan, the severance payment provided to a covered executive terminated within two years following such Change in Control will be the sum of three times base salary plus three times target annual incentive.

     Messrs. Dorman, Hannigan, Horton, Eslambolchi and Cicconi are all covered executives under the Separation Plan.

  PENSION PLANS

     AT&T maintains the AT&T Management Pension Plan, a non-contributory pension plan that covers all management employees, including the named executives listed in the " -- Summary Compensation Table" above. The normal retirement age under this plan is 65; however, retirement before age 65 can be elected under certain conditions.

     The AT&T Management Pension Plan was amended in 1997 to update the adjusted career average pay formula for computing pensions. Effective August 1, 1997, the adjusted career average pay formula was 1.6% of the average annual pay for the three years ending December 31, 1996, times the lesser of (a) 105% of the number of years of service prior to January 1, 1997, or (b) the number of years of service prior to January 1, 1997, plus one. Only the base salary was taken into account in the formula used to compute pension amounts for the named executives and other officers under the adjusted career average pay formula. No service or compensation after December 31, 1996, was used to calculate an employee's normal retirement benefit under the adjusted career average pay formula.

     Effective January 1, 1998, the AT&T Management Pension Plan was further amended to convert the plan to a cash balance design. Under the new design, a hypothetical cash balance account was established for each participant for record-keeping purposes. Each year a participant's cash balance account is credited with (a) a pay credit based on the participant's age and eligible pay for that year and (b) an interest credit based on the participant's account balance as of the end of the prior year. Effective January 1, 1998, an eligible participant's cash balance account received an initial credit based on a conversion benefit equal to the participant's normal retirement benefit under the adjusted career average pay formula described above multiplied by a conversion factor based on the participant's age as of December 31, 1996. The initial pay credit was made as of January 1, 1998, based on the participant's eligible pay for 1997, and the initial interest credit was made as of January 1, 1998, based on the conversion benefit. Only base salary is considered eligible pay under the cash balance design for the named executives and other officers. Interest credits are calculated at the effective annual rate of 7% for calendar years 1997, 1998, 1999 and 2000; 5.5% for calendar years 2001 and 2002; and 4%
thereafter. Under the cash balance design, a participant's benefit is determined by projecting interest credits to his or her cash balance account to age 65, converting the projected cash balance account to an annuity, and reducing that annuity for early commencement. A participant's benefit under the plan after conversion to the cash balance design will be no less than the benefit calculated under the career average pay formula as adjusted in 1997.

     Federal laws place limitations on pensions that may be paid from the pension trust related to the AT&T Management Pension Plan. Pension amounts based on the AT&T Management Pension Plan formula that exceed the applicable limitations will be recorded as an operating expense.

     AT&T also maintains the AT&T Non-Qualified Pension Plan. Under the plan, annual pensions for Messrs. Cicconi, Dorman, Eslambolchi, Hannigan and Horton and other officers are computed based on actual annual bonus awards under AT&T's Short-Term Incentive Plan. Pension benefits under this plan will commence at the same time as benefits under the AT&T Management Pension Plan. The annual pension amounts payable under this plan are equal to no less than the greater of the amounts computed under the Basic Formula or Alternate Formula that were amended in 1997 and are described below.

  Basic Formula

     For the three-year period ending December 31, 1996, 1.6% of the average of the actual annual bonus awards times the lesser of (a) 105% of the number of years of service prior to January 1, 1997, or (b) the number of years of service prior to January 1, 1997, plus one.

  Alternate Formula

     The excess of (a) 1.7% of the adjusted career average pay over (b) 0.8% of the covered compensation base times the lesser of (i) 105% of the number of years of service prior to January 1, 1997, or (ii) the number of years of service prior to January 1, 1997, plus one, minus the benefit calculated under the AT&T Management Pension Plan formula (without regard to limitations imposed by the Internal Revenue Code). For purposes of this formula, adjusted career average pay is the average annual compensation for the three-year period ending December 31, 1996, without regard to the limitations imposed by the Internal Revenue Code. The covered compensation base used in this formula is the average of the maximum wage amount for which an employee was liable for Social Security Tax for each year beginning with 1961 and ending with 1996. In 1996, the covered compensation base was $27,600.

     No service or compensation after December 31, 1996, is used to calculate an employee's normal retirement benefit under the Basic Formula or Alternate Formula.

     Effective January 1, 1998, the AT&T Non-Qualified Pension Plan was further amended to convert the plan to a cash balance pension design. Under the new design, a hypothetical cash balance account is established for each participant for record-keeping purposes. Each year a participant's cash balance account is credited with (a) an award credit based on the participant's age and short-term award paid in that year and (b) an interest credit based on the participant's account balance as of the end of the prior year. Effective January 1, 1998, an eligible participant's cash balance account received an initial credit based on a conversion benefit equal to the participant's normal retirement benefit under the Basic Formula described above multiplied by a conversion factor based on the participant's age as of December 31, 1996. The initial award credit was made as of January 1, 1998, based on the participant's short-term award paid in 1997, and the initial interest credit was made as of January 1, 1998, based on the conversion benefit. Interest credits are calculated at the effective annual rate of 7% for calendar years 1997, 1998, 1999 and 2000; 5.5% for 2001 and 2002; and
4% thereafter. Under the cash balance design, a participant's benefit is determined by projecting interest credits to his or her cash balance account to age 65, converting the projected cash balance account to an annuity, and reducing that annuity for early commencement in the same manner as under the AT&T Management Pension Plan.

     Officers and certain other management employees who were hired at age 35 or over prior to January 1, 1997, are covered by a supplemental AT&T Mid-Career Pension Plan. For qualified managers retiring with at least five years at a senior level, the plan provides additional credits at approximately one-half the rate in the AT&T Management Pension Plan. The number of credits is equal to the lesser of (i) actual years of net credited service at retirement or (ii) the employee's age at the time of hire minus 30. Benefits under the Mid Career Pension Plan were frozen as of December 31, 1996. In addition, the AT&T Mid-Career Pension Plan was amended to provide that liability with respect to officers actively employed on January 1, 1998 be transferred to the AT&T Non-Qualified Pension Plan and converted to cash balance as described above.

     Pension amounts under the AT&T Management Pension Plan formula, the AT&T Non-Qualified Pension Plan or the AT&T Mid-Career Pension Plan are not subject to reductions for Social Security Benefits or other offset amounts. If Messrs. Cicconi, Dorman, Eslambolchi, Hannigan and Horton continue in the positions as previously stated and retire at the normal retirement age of 65, the estimated annual pension amount payable under the AT&T Management Pension Plan formula and the AT&T Non-Qualified Pension Plan would be $678,200, $1,946,300, $1,062,900, $1,712,900 and $1,479,800, respectively. Amounts shown are straight life annuity amounts not reduced by a joint and survivorship provision that is available to these officers.

     In 1997, AT&T began purchasing annuity contracts to satisfy the AT&T unfunded obligations to retired officers under the AT&T Non-Qualified Pension Plan. In the event AT&T purchases an annuity contract for any of the named executives, the pension payments for such officer would vary from those set forth above. In such instance there would be a tax gross-up payment to the officer, and annuity benefits paid by the annuity provider would be reduced to offset the tax gross-up payment. The after-tax pension benefit would be the same as the after-tax benefit the participant would otherwise have received under the AT&T Non-Qualified Pension Plan. Receipt of the annuity is contingent on the signing of a two-year non-competition agreement that, should competitive activity occur within the two-year period, gives us the right to seek injunctive relief and to recapture any amounts already paid out under the annuity contract.

     As part of his employment agreement described above, AT&T entered into a supplemental pension arrangement with Mr. Dorman in 2000 which was amended in 2003. The pension arrangement provides an annual benefit equal to 31.1% of his final three-year average total cash compensation for a 2004 retirement, up to a benefit equal to 60% of such compensation for a retirement in 2012 or later, offset by other pension benefits paid by AT&T or prior employers. Pursuant to Mr. Dorman's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated annual pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan, but prior to offsets, if any, due to pension benefits payable by former employers, would be $1,779,700.

     AT&T entered into a supplemental pension arrangement with Mr. Hannigan in 2004. The pension arrangement provides an annual benefit equal to 10% of his final three-year average total cash compensation for a 2004 retirement, up to a benefit equal to 50% of such compensation for a retirement in 2024 or later, offset by other pension benefits paid by AT&T or prior employers. Pursuant to Mr. Hannigan's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated annual pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan, but prior to offsets, if any, due to pension benefits payable by former employers, would be $783,400.

     AT&T entered into a supplemental pension arrangement with Mr. Horton in 2003. The pension arrangement provides an annual benefit equal to 6% of his final three-year average total cash compensation for a 2004 retirement, up to a benefit equal to 50% of such compensation for a retirement in 2026 or later, offset by other pension benefits paid by AT&T or prior employers. Pursuant to Mr. Horton's arrangement, if he continues in his position as previously stated and retires at the normal retirement age of 65, the estimated annual pension amount payable under the agreement that supplements the annual pension amount payable under the AT&T Management Pension Plan and the AT&T Non-Qualified Pension Plan, but prior to offsets, if any, due to pension benefits payable by former employers, would be $513,900.

  COMPENSATION OF DIRECTORS

     In 2004, independent non-employee directors received an annual retainer of $70,000. The chairperson of the Audit Committee received an additional annual retainer of $25,000. The chairpersons of the Compensation and Employee Benefits Committee and the Governance and Nominating Committee each received an additional annual retainer of $10,000. No fees are paid for attendance at regularly scheduled board and committee meetings. Directors received a fee of $1,500 for each special board or committee meeting attended. Each director had the option of either deferring his or her annual retainer, chair fees and special meeting fees (pursuant to the Deferred Compensation Plan for Non-Employee Directors) or receiving their fees as cash payments. Under the Deferred Compensation Plan for Non-Employee Directors, directors may elect to defer the receipt of all or part of their cash retainer and other compensation into the AT&T common stock portion or the cash portion of the deferred compensation account. The AT&T common stock portion (the value of which is measured from time to time by the market value of AT&T common stock) is credited quarterly with a number of deferred shares of AT&T common stock equivalent in market value to the amount of the quarterly dividend on the shares also then credited in the accounts. The cash portion of the deferred compensation account earns interest, compounded quarterly, at an annual rate equal to the average interest rate for 10-year United States Treasury Notes for the previous quarter, plus 5%, for amounts deferred prior to January 1, 2001, and plus 2% for amounts deferred on or after January 1, 2001. The American Jobs Creation Act of 2004 has imposed new restrictions on deferred compensation plans including the Deferred Compensation Plan for Non-Employee Directors.

     Each independent non-employee director received an additional award of AT&T restricted stock units equal in value to $100,000 on the date of the grant, May 27, 2004. These awards are in addition to the already existing awards of AT&T restricted stock units equal in value to $100,000 on the date of grant: February 23, 2004, for Mr. Henkel; July 16, 2003, for Mr. Aldinger; and June 11, 2003, for all other non-employee directors. The awards granted on May 27, 2004, vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The earlier awards vest upon a director's retirement from the AT&T board of directors. The restricted stock units awarded to non-employee directors pay dividend equivalents quarterly in cash.

     AT&T also provides independent non-employee directors with travel accident insurance when on AT&T's business and complimentary telecommunications services. An independent non-employee director may also enroll in a Directors' Universal Life Insurance Program sponsored by AT&T at no cost to the independent non-employee director. The life insurance benefit under the Directors' Universal Life Insurance Program will continue after the independent non-employee director's retirement from the AT&T board of directors.

     The total premiums during 2004 for these policies were $500 for travel accident insurance and $33,090 for group life insurance. The value of telecommunications services received, or for which reimbursement was provided, together with amounts necessary to offset the directors' applicable tax liabilities resulting from such services and benefits, computed at maximum marginal rates, averaged $5,447 per non-employee director in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

STOCK OWNERSHIP OF AT&T MANAGEMENT AND DIRECTORS

     The following table sets forth information concerning the beneficial ownership of AT&T common stock, as of March 1, 2005, for (a) each current director elected to the AT&T board of directors in 2004 and each nominee for election as a director in 2005; (b) each of the executives named in the Summary Compensation Table (the named executives) not listed as a director; and (c) directors and executive officers as a group. No director or executive officer owns any AT&T preferred shares. Except as otherwise noted, the nominee or family members had sole voting and investment power with respect to such securities.

                                                        NUMBER OF SHARES
                               -------------------------------------------------------------------
                                                           OTHER COMMON                   PERCENT
            NAME               BENEFICIALLY OWNED(1)   STOCK EQUIVALENTS(2)     TOTAL     OF CLASS
            ----               ---------------------   --------------------   ---------   --------
             (A)
             ---
William F. Aldinger..........            3,000                11,926             14,926      *
Kenneth T. Derr..............            3,835(3)             30,776             34,611      *
David W. Dorman..............        1,752,318(4)            462,700          2,215,018      *
M. Kathryn Eickhoff-Smith....            4,245(5)             21,168             25,413      *
Herbert L. Henkel............                0                16,558             16,558      *
Frank C. Herringer...........           17,936(6)             18,970             36,906      *
Shirley Ann Jackson..........            2,511(7)             20,571             23,082      *
Jon C. Madonna...............            3,901(8)             12,823             16,724      *
Donald F. McHenry............            3,726(9)             26,528             30,254      *
Tony L. White................            3,901(10)            17,882             21,783      *

                                                        NUMBER OF SHARES
                               -------------------------------------------------------------------
                                                           OTHER COMMON                   PERCENT
NAME                           BENEFICIALLY OWNED(1)   STOCK EQUIVALENTS(2)     TOTAL     OF CLASS
----                           ---------------------   --------------------   ---------   --------
(B)
---
James W. Cicconi.............          615,663(11)           112,800            728,463      *
Hossein Eslambolchi..........          502,731(12)           211,400            714,131      *
William J. Hannigan..........          218,002(13)           299,950            517,952      *
Thomas W. Horton.............          399,576(14)           187,900            587,476      *

                                                          OTHER COMMON                   PERCENT
NAME                          BENEFICIALLY OWNED(1)   STOCK EQUIVALENTS(2)     TOTAL     OF CLASS
----                          ---------------------   --------------------   ---------   --------
(C)
---
Directors and Executive
  Officers as a group (19
  persons)..................        4,500,619(15)         1,730,762(16)      6,231,381      *

---------------
* Less than one percent
FOOTNOTES:

 (1) As of March 1, 2005, no individual director or nominee for director or named executive beneficially owned 1% or more of AT&T's outstanding common shares, nor did the directors and executive officers as a group.

 (2) Includes share units held in deferred compensation accounts that do not constitute beneficially owned securities and restricted stock units. The number of restricted stock units owned by each non-employee director is as follows:

William F. Aldinger.....................................  11,221 restricted stock units
Kenneth T. Derr.........................................  11,077 restricted stock units
M. Kathryn Eickhoff-Smith...............................  11,077 restricted stock units
Herbert L. Henkel.......................................  11,088 restricted stock units
Frank C. Herringer......................................  11,077 restricted stock units
Shirley Ann Jackson.....................................  11,077 restricted stock units
Jon C. Madonna..........................................  11,077 restricted stock units
Donald F. McHenry.......................................  11,077 restricted stock units
Tony L. White...........................................  11,077 restricted stock units

      The number of restricted stock units owned by Mr. Dorman and each of AT&T's other named executives as of March 1, 2005, is the number set forth in the column "Other Common Stock Equivalents."

 (3) Includes beneficial ownership of 2,745 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

 (4) Includes beneficial ownership of 1,521,007 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

 (5) Includes 1,000 shares held in an IRA account and 100 shares held in a Keogh account. Also includes 200 shares held by a trust, as to which Ms. Eickhoff-Smith has disclaimed beneficial ownership. In addition, includes beneficial ownership of 2,745 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

 (6) Includes 10,000 shares held by trusts, 4,000 shares held in an IRA account, 1,000 shares held in a Keogh account for his spouse, 200 shares held by trusts for each of his two daughters, 100 shares held by a trust for his niece, and five shares held by a trust for his spouse. Also includes 30 shares held in a custodial account as to which Mr. Herringer has disclaimed beneficial ownership. In addition, includes beneficial ownership of 2,401 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

 (7) Includes 78 shares owned by Dr. Jackson's spouse. Dr. Jackson has disclaimed beneficial ownership of these shares. Also includes beneficial ownership of 2,433 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

 (8) Includes beneficial ownership of 1,501 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

 (9) Includes 381 shares held in a Keogh account. In addition, includes beneficial ownership of 2,745 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

(10) Includes beneficial ownership of 2,401 shares that may be acquired within 60 days pursuant to stock options awarded under a non-employee director incentive compensation plan.

(11) Includes beneficial ownership of 581,624 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

(12) Includes 0.6 shares held in a 401(k) account. Also includes beneficial ownership of 497,168 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

(13) Includes 150 shares held in an IRA account, 100.7394 shares held by a trust for his son, and 100 shares held by a trust for his daughter. In addition, includes beneficial ownership of 182,500 shares that may be acquired within 60 days pursuant to options awarded under employee incentive compensation plans.

(14) Includes beneficial ownership of 389,557 shares that may be acquired within 60 days pursuant to stock options awarded under employee incentive compensation plans.

(15) Includes beneficial ownership of 4,108,901 shares that may be acquired within 60 days pursuant to stock options awarded under employee and non-employee director incentive compensation plans.

(16) Includes 1,546,310 restricted stock units and 84,605 share units held in deferred compensation accounts.

BENEFICIAL OWNERSHIP OF MORE THAN 5% OF AT&T COMMON STOCK

     The following table sets forth information as to the beneficial ownership of AT&T common stock by each person or group known by AT&T, based on filings pursuant to Section 13(d) or (g) under the Exchange Act, to own beneficially more than 5% of the outstanding shares of AT&T common stock as of December 31, 2004.

                                                               NUMBER OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES        CLASS
------------------------------------                          -----------   ----------
Capital Research and Management Company.....................  111,633,100(1)    14.0%
333 South Hope Street
Los Angeles, CA 90071
Dodge & Cox.................................................  103,261,885(2)    13.0%
555 California Street
40th Floor
San Francisco, CA 94104

---------------
FOOTNOTES:

(1) Based on a Schedule 13G/A filed on February 11, 2005, by Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, Capital Research is deemed to be the beneficial owner, as a result of acting as investment advisor to various companies, and has sole dispositive power with respect to 111,633,100 shares or approximately 14.0% of AT&T's outstanding shares of common stock.

(2) Based on a Schedule 13G/A filed February 10, 2005, Dodge & Cox beneficially owned these shares on behalf of clients that may include investment companies registered under the Investment Company Act and/or employee benefit plans, pension funds, endowment funds or other institutional clients. Dodge & Cox has sole voting power for 96,589,398 shares, shared voting power for 1,641,180 shares, sole dispositive power for 103,261,885 shares and no shared dispositive power for any of the shares.

  EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information as of December 31, 2004, relating to equity compensation plans.

                                  (A)                        (B)                        (C)
                                                                                NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                       NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                        ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                          OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY            WARRANTS AND RIGHTS(2)     WARRANTS AND RIGHTS(2)   REFLECTED IN COLUMN(A))(2)
-------------          --------------------------   ----------------------   --------------------------
                                                     SHARES IN THOUSANDS
Equity compensation
  plans approved by
  shareholders.......            108,308                   $36.0501                    30,758
Equity compensation
  plans not approved
  by
  shareholders(1)....                  0                   $      0                         0
Total................            108,308                   $36.0501                    30,758

---------------

FOOTNOTES:

(1) With respect to equity compensation plans that AT&T has assumed in connection with mergers, acquisitions or consolidations, the aggregate number of shares of AT&T common stock to be issued upon exercise of outstanding options, warrants and rights outstanding under such plans on December 31, 2004, was 4,072,538 shares and the weighted average exercise price of such outstanding options, warrants and rights was $39.1219. These shares were granted under plans administered by companies acquired by AT&T and upon acquisition no longer provided shares for future grants. Each of these acquired plans was approved by shareholders of companies acquired by AT&T except for the US WEST Media Group 1997 Stock Option Plan and the MediaOne Group 1999 Supplemental Stock Plan.

(2) AT&T's 1997 Long Term Incentive Program (as amended, the 1997 LTIP) originally provided for the issuance of 150 million shares of AT&T common stock. In 1999 the 1997 LTIP was amended to provide for an annual increase in the number of shares available for awards under the 1997 LTIP equal to 1.75% of the number of shares of AT&T common stock outstanding on the first day of each year commencing January 1, 2000. Pursuant to this provision, an additional 61,992,101 shares of AT&T common stock became available for awards on January 1, 2002; 13,703,158 became available for awards on January 1, 2003; and 13,858,443 became available for awards on January 1, 2004. The 1997 LTIP limited the number of shares to be awarded other than stock options or stock appreciation rights. The 1997 LTIP expired on May 31, 2004, and no longer provides shares for future grants. AT&T's 2004 Long Term Incentive Program was approved by shareholders for use beginning May 27, 2004, providing for the issuance of 36 million shares of AT&T common stock. As of December 31, 2004, 30.8 million shares remain available for future awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  INDEBTEDNESS OF MANAGEMENT

     There was no outstanding indebtedness to AT&T from any of its directors or executive officers during 2004.

  OTHER ARRANGEMENTS

     AT&T does not consider the following arrangement to constitute indebtedness but AT&T is disclosing it because it entails a potential contingent obligation by an executive officer of AT&T to repay a compensation amount to AT&T.

     Mr. Eslambolchi received Special Retention Payments on January 10, 2001, and January 11, 2002, totaling $3,835,473.53 pursuant to the terms of his employment agreement (see page 128). If, prior to the fifth anniversary of Mr. Eslambolchi's employment agreement (January 8, 2006), he voluntarily resigns his employment with us, other than for Good Reason (as defined), or is terminated for cause (as defined), Mr. Eslambolchi will be required to repay to AT&T the entire Special Retention Payment of $3,835,473.53 within 90 days of such termination of employment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AT&T'S INDEPENDENT PUBLIC ACCOUNTANTS

  PRINCIPAL AUDITOR FEES AND SERVICES ($ IN 000'S)

     Aggregate fees for professional services rendered for AT&T by PricewaterhouseCoopers LLP for the years ended December 31, 2004, and 2003, were:

                                                               2004      2003
                                                              -------   -------
AUDIT.......................................................  $16,616   $12,737
AUDIT RELATED...............................................    1,886     2,732
TAX.........................................................    8,657    13,855
ALL OTHER...................................................        0       374
                                                              -------   -------
  TOTAL.....................................................  $27,159   $29,698
                                                              =======   =======

     The Audit fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of AT&T, statutory audits, issuance of comfort letters and consents. In 2004, audit fees also include fees for professional services rendered for the audits of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting.

     The Audit Related fees for the years ended December 31, 2004 and 2003 were for professional services rendered for Section 404 of the Sarbanes Oxley Act of 2002 readiness assistance and audits of employee benefit plans. In 2004, audit related fees also include fees for SAS 70 attestations and a carve-out audit. Additional fees of $850 and $909 were paid in 2004 and 2003, respectively, directly by the respective plan trusts for employee benefit plan audits and related services.

     Tax fees for the years ended December 31, 2004 and 2003 relate to tax compliance, including assistance with matters relating to US, state, local and foreign income and non-income tax returns, tax audits, assistance with claims for refunds, tax services performed for executives and expatriates in various countries, and tax advice related to transfer pricing and restructuring of international operations.

     All Other fees in 2003 were primarily for services rendered for management advisory services.

     The de minimis exception (described under "Preapproval Policies and Procedures" below) was not used for any fees paid to PricewaterhouseCoopers LLP.

     The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining
PricewaterhouseCoopers LLP's independence.

     All audit fees, audit related fees, tax fees and all other fees were preapproved by the Audit Committee. The percentage of hours expended on PricewaterhouseCoopers LLP's engagement to audit AT&T's financial statements that were performed by other than PricewaterhouseCoopers LLP's full-time, permanent employees did not exceed 50%.

  PREAPPROVAL POLICIES AND PROCEDURES

     All audit and non-audit services provided by PricewaterhouseCoopers LLP must be preapproved by the Audit Committee. The non-audit services specified in
Section 10A(g) of the Exchange Act may not be provided by PricewaterhouseCoopers LLP.

     The approval of all audit and non-audit services will take place at the last Audit Committee meeting each year for the subsequent fiscal year estimated services. During the course of the fiscal year, any requests for unforeseen or additional audit or non-audit services to be provided by PricewaterhouseCoopers LLP must be preapproved by the Audit Committee, except for those qualifying for the de minimis exception which provides that the preapproval requirement for certain non-audit services may be waived if:

          (i) the aggregate amount of such non-audit services provided to AT&T constitutes not more than 5% of the total fees paid by AT&T to PricewaterhouseCoopers LLP in the fiscal year such non-audit services are provided;

          (ii) such services were not recognized by AT&T as non-audit services at the time they were provided; and

          (iii) such services are promptly brought to the attention of the Audit Committee.

     The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant preapprovals. In such event, the decisions of the Chairman regarding preapprovals will be presented to the full Audit Committee at its next meeting.

     In order to be presented to the Chairman of the Audit Committee or the full Audit Committee for approval, all unforeseen or additional proposed services must first be approved by the Controller/Chief Accounting Officer (if for a corporate department) or Business Unit Chief Financial Officer, and by the AT&T Chief Financial Officer.

     PricewaterhouseCoopers LLP will provide a revised estimate for the year, by project, of audit and non-audit services to the Financial Vice
President - Internal Audit prior to each regularly scheduled Audit Committee meeting.

     PricewaterhouseCoopers LLP will review its revised services estimate at each Audit Committee meeting. The Audit Committee will periodically review such estimate with the full AT&T board of directors.

     Audit Committee approval of audit and non-audit services to be performed by PricewaterhouseCoopers LLP shall be disclosed to investors in periodic reports required by the SEC.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

     (1) The following consolidated financial statements are included in Part II, Item 8 of Form 10-K for 2004 filed March 10, 2005:

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

Schedule filed on March 10, 2005 with Form 10-K for 2004:
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

(10)(iii)(A)21  Pension Agreement between AT&T Corp. and Thomas W. Horton dated as of July 29, 2003 (incorporated by reference to Exhibit (10)(iii)(A)21 to Form 10-K for 2003, File No.
                1-1105).
(10)(iii)(A)22  Modification to Employment Agreement dated September 16,
                2002 to Employment Agreement between AT&T Corp. and Thomas
                W. Horton dated as of June 10, 2002 (incorporated by reference to Exhibit (10)(iii)(A)22 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)23  Financial Services Agreement between AT&T Corp. and Thomas
                W. Horton dated as of July 24, 2002 (incorporated by reference to Exhibit (10)(iii)(A)23 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)24  AT&T Corp. Executive Disability Plan dated February 2004
                (incorporated by reference to Exhibit (10)(iii)(A)24 to Form
                10-K for 2003, File No. 1-1105)
(10)(iii)(A)25  AT&T Corp. Directors' Universal Life Insurance Program
                effective June 1, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)25 to Form 10-K for 2000, File No. 1-1105).
(10)(iii)(A)26  AT&T Corp. Senior Management Universal Life Insurance
                Program for Former Executives effective October 1, 1999
                (incorporated by reference to Exhibit (10)(iii)(A)26 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)27  Special Temporary Allowance Agreement between AT&T Corp. and
                David Dorman dated December 15, 2003 (incorporated by reference to Exhibit (10)(iii)(A)27 to Form 10-K for 2003,
                File No. 1-1105).
(10)(iii)(A)28  Agreement between AT&T Corp. and Hossein Eslambolchi dated
                January 4, 2001 including amendment dated March 9, 2001
                (incorporated by reference to Exhibit (10)(iii)(A)28 to Form
                10-K for 2002, File No. 1-1105).
(10)(iii)(A)29  Board of Directors resolution adopted July 15, 2003 amending various executive and management plans as of January 1, 2004
                (incorporated by reference to Exhibit (10)(iii)(A)29 to Form
                10-K for 2003, File No. 1-1105).
(10)(iii)(A)30  AT&T Corp. board resolutions adopting change in control provision to various plans effective October 23, 2000
                (incorporated by reference to Exhibit (10)(iii)(A)32 to Form
                10-K for 2000, File No. 1-1105).
(10)(iii)(A)31  Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit
                (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105)
                including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105) including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to Form 10-Q for third quarter 2003,
                File No. 1-1105).
(10)(iii)(A)32  Special Equity Agreement between AT&T Corp. and Hossein
                Eslambolchi dated January 31, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002,
                File No. 1-1105).
(10)(iii)(A)33  Employment Agreement between AT&T Corp. and Hossein
                Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000 (incorporated by reference to Exhibit
                (10)(iii)(A)36 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)34  Agreement between AT&T Corp. and James W. Cicconi dated July
                29, 1998 (incorporated by reference to Exhibit
                (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)35  Special Deferral Agreement between AT&T Corp. and James W.
                Cicconi dated April 2, 2001 (incorporated by reference to
                Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No.
                1-1105).
(10)(iii)(A)36  Employment Agreement between AT&T Corp. and William J.
                Hannigan dated April 26, 2004 (filed on March 10, 2005, with
                Form 10-K for 2004, File No. 1-1105).
(10)(iii)(A)37  AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004,
                File No. 333-115909)

(10)(iii)(A)38     Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally (incorporated by reference to Exhibit (10)(iii)(A)3 to Form 10-Q for second quarter 2004).
(12)               Computation of Ratio of Earnings to Fixed Charges (filed on March 10, 2005 with Form 10-K for
                   2004, File No. 1-1105).
(14)               Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit (14) to Form 10-K for 2003, File No. 1-1105).
(21)               List of subsidiaries of AT&T (filed on March 10, 2005 with Form 10-K for 2004, File No. 1-1105).
(23)               Consent of PricewaterhouseCoopers LLP filed herewith.
(24)               Powers of Attorney executed by officers and directors who signed the Form 10-K for 2004 (filed on March 10, 2005 with Form 10-K for 2004, File No. 1-1105).
(31.1)             Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)             Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)             Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.2)             Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     Shareowners may access and download without charge on AT&T's website at www.att.com/ir copies of the proxy statement, portions of which are incorporated herein by reference, and certain Exhibits that have been filed electronically with the Securities and Exchange Commission. AT&T will furnish a copy of any other exhibit at cost.

     (b) Reports on Form 8-K:

     During the fourth quarter 2004, the following Forms 8-K were filed and/or furnished: Form 8-K dated October 6, 2004 (Item 1.01. Entry into a Material Agreement and Item 9.01. Financial Statements and Exhibits); Form 8-K/A dated October 6, 2004 (Item 1.01. Entry into a Material Agreement); Form 8-K dated October 7, 2004 (Item 2.02. Results of Operations and Financial Condition; Item
2.05. Costs Associated with Exit or Disposal Activities; Item 2.06. Material Impairments; Item 8.01. Other Events; and Item 9.01. Financial Statements and Exhibits); Form 8-K dated October 21, 2004 (Item 2.02. Results of Operations and Financial Condition and Item 9.01. Financial Statements and Exhibits); Form 8-K dated October 26, 2004 (Item 2.02. Results of Operations and Financial Condition and Item 9.01. Financial Statements and Exhibits); and Form 8-K dated December 9, 2004 (Item 7.01. Regulation FD Disclosure). To the extent that any information contained in any 8-K, 8-K/A or any exhibit thereto, was furnished rather than filed, such information or exhibit is specifically not incorporated by reference in this 10-K/A filing.

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

April 29, 2005

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

(10)(iii)(A)30     AT&T Corp. board resolutions adopting change in control provision to various plans effective
                   October 23, 2000 (incorporated by reference to Exhibit (10)(iii)(A)32 to Form 10-K for 2000,
                   File No. 1-1105).
(10)(iii)(A)31     Employment Agreement between AT&T Corp. and David Dorman dated May 18, 2001 (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2001, File No. 1-1105) including amendment dated December 31, 2002 (incorporated by reference to Form 10-K for 2002, File No. 1-1105)
                   including amendment dated July 25, 2003 (incorporated by reference to Exhibit 10(iii)(A)7 to
                   Form 10-Q for third quarter 2003, File No. 1-1105).
(10)(iii)(A)32     Special Equity Agreement between AT&T Corp. and Hossein Eslambolchi dated January 31, 2001
                   (incorporated by reference to Exhibit (10)(iii)(A)35 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)33     Employment Agreement between AT&T Corp. and Hossein Eslambolchi dated December 28, 1999 including amendment dated January 6, 2000 (incorporated by reference to Exhibit (10)(iii)(A)36 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)34     Agreement between AT&T Corp. and James W. Cicconi dated July 29, 1998 (incorporated by reference to Exhibit (10)(iii)(A)37 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)35     Special Deferral Agreement between AT&T Corp. and James W. Cicconi dated April 2, 2001
                   (incorporated by reference to Exhibit (10)(iii)(A)38 to Form 10-K for 2002, File No. 1-1105).
(10)(iii)(A)36     Employment Agreement between AT&T Corp. and William J. Hannigan dated April 26, 2004 (filed on
                   March 10, 2005 with Form 10-K for 2004, File No. 1-1105).
(10)(iii)(A)37     AT&T 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed on May 26, 2004, File No. 333-115909)
(10)(iii)(A)38     Summary of actions taken to amend the definition of "Change in Control" in AT&T benefit plans and programs generally (incorporated by reference to Exhibit (10)(iii)(A)3 to Form 10-Q for second quarter 2004).
(12)               Computation of Ratio of Earnings to Fixed Charges (filed on March 10, 2005 with Form 10-K for
                   2004, File No. 1-1105).
(14)               Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit (14) to Form 10-K for 2003, File No. 1-1105).
(21)               List of subsidiaries of AT&T (filed on March 10, 2005 with Form 10-K for 2004, File No. 1-1105).
(23)               Consent of PricewaterhouseCoopers LLP, filed herewith.
(24)               Powers of Attorney executed by officers and directors who signed the Form 10-K for 2004 (filed on March 10, 2005 with Form 10-K for 2004, File No. 1-1105).
(31.1)             Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)             Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)             Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.2)             Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.