Form 10-Q
period 2005-03-31
AT&T CORP
filed 2005-05-09
CIK 5907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-1105
AT&T Corp.

A New York	I.R.S. Employer
Corporation	No. 13-4924710
One AT&T Way, Bedminster, New Jersey 07921
Telephone — Area Code 908-221-2000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      At April 29, 2005, the following shares of stock were outstanding: AT&T common stock — 800,989,478.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions,
	except per share
	amounts)
Revenue	$7,015	$7,990
Operating Expenses
Access and other connection	2,404	2,638
Costs of services and products (excluding depreciation of $404 and $937 included below)	1,628	1,864
Selling, general and administrative	1,277	1,744
Depreciation and amortization	636	1,250
Asset impairment and net restructuring and other charges	—	213

Total operating expenses	5,945	7,709

Operating Income	1,070	281
Other income (expense), net	30	(174)
Interest (expense)	(203)	(228)

Income (Loss) Before Income Taxes and Net (Losses) Related to Equity Investments	897	(121)
(Provision) benefit for income taxes	(368)	426
Net (losses) related to equity investments	—	(1)

Net Income	$529	$304

Weighted-Average Shares Used to Compute Earnings Per Share:
Basic	800	793
Diluted	806	796

Earnings per Basic and Diluted Share	$0.66	$0.38

Dividends Declared per Common Share	$0.2375	$0.2375

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Assets
Cash and cash equivalents	$3,705	$3,698
Accounts receivable, less allowances of $473 and $523	3,112	3,195
Deferred income taxes	1,094	1,111
Other current assets	802	1,383

Total Current Assets	8,713	9,387
Property, plant and equipment, net of accumulated depreciation of $1,936 and $1,588	11,203	11,509
Goodwill	4,838	4,888
Other purchased intangible assets, net of accumulated amortization of $389 and $428	348	375
Prepaid pension costs	4,048	3,991
Other assets	2,546	2,654

Total Assets	$31,696	$32,804

Liabilities
Accounts payable and accrued expenses	$2,626	$2,716
Compensation and benefit-related liabilities	1,724	2,193
Debt maturing within one year	1,982	1,886
Other current liabilities	2,603	2,293

Total Current Liabilities	8,935	9,088
Long-term debt	7,468	8,779
Long-term compensation and benefit-related liabilities	3,406	3,322
Deferred income taxes	1,358	1,356
Other long-term liabilities and deferred credits	3,113	3,240

Total Liabilities	24,280	25,785
Shareowners’ Equity
Common stock, $1 par value, authorized 2,500,000,000 shares; issued and outstanding 800,823,621 shares (net of 171,983,367 treasury shares) at March 31, 2005 and 798,570,623 shares (net of 171,983,367 treasury shares) at December 31, 2004	801	799
Additional paid-in capital	27,049	27,170
Accumulated deficit	(20,651)	(21,180)
Accumulated other comprehensive income	217	230

Total Shareowners’ Equity	7,416	7,019

Total Liabilities and Shareowners’ Equity	$31,696	$32,804

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
AT&T Common Stock
Balance at beginning of year	$799	$792
Shares issued under employee plans	2	2

Balance at end of period	801	794

Additional Paid-In Capital
Balance at beginning of year	27,170	27,722
Shares issued, net:
Under employee plans	39	39
Other	—	8
Dividends declared	(190)	(189)
Other	30	9

Balance at end of period	27,049	27,589

Accumulated Deficit
Balance at beginning of year	(21,180)	(14,707)
Net income	529	304
Treasury shares issued at less than cost	—	(4)

Balance at end of period	(20,651)	(14,407)

Accumulated Other Comprehensive Income
Balance at beginning of year	230	149
Other comprehensive (loss)	(13)	(29)

Balance at end of period	217	120

Total Shareowners’ Equity	$7,416	$14,096

Summary of Total Comprehensive Income:
Net income	$529	$304
Other comprehensive (loss) [net of income taxes of $8 and $17]	(13)	(29)

Total Comprehensive Income	$516	$275

AT&T accounts for treasury stock as retired stock. The amount attributable to treasury stock at March 31, 2005 and December 31, 2004 was $(17,011) million.
We have 100 million authorized shares of preferred stock at $1 par value.
The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Operating Activities
Net income	$529	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and net restructuring and other charges	—	201
Net losses (gains) on sales of businesses and investments	7	(11)
Loss on early extinguishment of debt	—	274
Depreciation and amortization	636	1,250
Provision for uncollectible receivables	48	146
Deferred income taxes	21	(295)
(Increase) decrease in receivables	(126)	18
(Decrease) increase in accounts payable and accrued expenses	(140)	7
Net change in other operating assets and liabilities	(146)	(443)
Other adjustments, net	(24)	(102)

Net Cash Provided by Operating Activities	805	1,349

Investing Activities
Capital expenditures and other additions	(326)	(546)
Proceeds from sale or disposal of property, plant and equipment	5	9
Investment distributions and sales	7	14
Net dispositions of businesses, net of cash disposed	—	8
Decrease (increase) in restricted cash	546	(2)
Other investing activities, net	8	10

Net Cash Provided by (Used in) Investing Activities	240	(507)

Financing Activities
Retirement of long-term debt, including redemption premiums	(1,032)	(2,781)
(Decrease) increase in short-term borrowings, net	(98)	35
Issuance of common shares	32	22
Dividends paid on common stock	(190)	(188)
Other financing activities, net	250	295

Net Cash Used in Financing Activities	(1,038)	(2,617)

Net increase (decrease) in cash and cash equivalents	7	(1,775)
Cash and cash equivalents at beginning of year	3,698	4,353

Cash and Cash Equivalents at End of Period	$3,705	$2,578

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
      The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T’s Form 10-K/ A for the year ended December 31, 2004.

2.	Merger Agreement With SBC Communications Inc.
      On January 31, 2005, AT&T and SBC Communications Inc. (SBC) announced an agreement for SBC to acquire AT&T. Under the terms of the agreement, each AT&T share will be exchanged for 0.77942 of a share of SBC common stock. In addition, at the time of closing, we will pay our shareowners a special dividend of $1.30 per share. At the time of the announcement, this consideration was valued at $19.71 per share, or approximately $16.0 billion. The stock consideration in the transaction is expected to be tax-free to our shareowners. The acquisition, which is subject to approval by our shareowners and regulatory authorities, and other customary closing conditions, is expected to close in late 2005 or early 2006. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. While the merger agreement prohibits us from soliciting competing acquisition proposals, we may accept a superior proposal prior to the effective date of the merger, subject to compliance with the terms of the merger agreement and payment of a $560 million termination fee and all documented out-of-pocket fees incurred by SBC, up to $40 million. The terms of certain of our agreements including contracts, employee benefit arrangements and debt instruments have provisions, which could result in changes to the terms or settlement amounts of these agreements upon a change in control of AT&T.

3.	Summary of Significant Accounting Policies
      We have a Long Term Incentive Program under which stock options, performance shares, restricted stock and other awards in common stock are granted, as well as an Employee Stock Purchase Plan (ESPP). Employee purchases of company stock under the ESPP were suspended in 2003. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has been recognized for stock options, other than for certain occasions when we have modified the terms of the stock option vesting schedule.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions,
	except per share
	amounts)
Net income	$529	$304
Add:
Stock-based employee compensation expense included in reported results, net of income taxes	24	18
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(46)	(51)

Pro forma net income	$507	$271

Basic and diluted earnings per share	$0.66	$0.38
Pro forma basic and diluted earnings per share	$0.63	$0.34
      Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant, as well as the planned adoption of SFAS 123 (revised 2004), “Share-Based Payment,” beginning in the first quarter of 2006 (see note 11).
      For a detailed discussion of significant accounting policies, please refer to our Form 10-K/ A for the year ended December 31, 2004.

4.	Supplementary Financial Information

Supplementary Balance Sheet Information

	AT&T	AT&T
	Business	Consumer
	Services	Services	Total

	(Dollars in millions)
Goodwill:
Balance at January 1, 2004	$4,731	$70	$4,801
Translation adjustment	90	—	90
Other	(3)	—	(3)

Balance at December 31, 2004	$4,818	$70	$4,888
Translation adjustment	(7)	—	(7)
Reclassification to assets held-for-sale (included in other current assets)	(43)	—	(43)

Balance at March 31, 2005	$4,768	$70	$4,838

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

	(Dollars in millions)
Other purchased intangible assets:
Customer lists and relationships	$528	$229	$299
Other	275	199	76

Balance at December 31, 2004	$803	$428	$375
Customer lists and relationships	$528	$248	$280
Other	209	141	68

Balance at March 31, 2005	$737	$389	$348

      Amortization expense associated with purchased intangible assets for the first quarter of 2005 and 2004, was $27 million and $33 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2005 and 2006, and $80 million for each of the years ending December 31, 2007 and 2008, at which time the purchased intangible assets will be fully amortized.

Restricted Cash:
      Recorded within other current assets as of December 31, 2004, was restricted cash of $546 million relating to debt that matured in February 2005 (see note 7).

Income Taxes Payable:
      Recorded within other current liabilities were $539 million and $281 million of income taxes payable as of March 31, 2005 and December 31, 2004, respectively.

Assets Held-for-Sale:
      In the first quarter of 2005, we entered into an agreement to sell our payphone business, which is part of the AT&T Business Services segment. As a result of this agreement, we reclassified the assets and liabilities related to this business as held-for-sale at fair market value, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets and liabilities that were reclassified consisted of $43 million of goodwill, $28 million of net accounts receivable, $12 million of property, plant and equipment, $7 million of prepaid expenses and $2 million of current liabilities. The goodwill was determined based on the relative fair value of the payphone business to that of AT&T Business Services. We recorded a $9 million charge within other income (expense), net to write down the assets to fair market value. It is currently expected that this sale will close by the end of the second quarter of 2005. Also reclassified to assets held-for-sale was $81 million related to an administrative building, which we actively marketed in the first quarter of 2005 and entered into an agreement to sell in April 2005. It is anticipated that we will record a gain on the sale of the building of approximately $40 million. Since we will be leasing a portion of the building back from the buyer, approximately $6 million of the gain is expected to be recognized at the time of sale (within the Corporate and Other group), which is currently anticipated to occur in the second quarter of 2005. The remaining gain will be deferred and amortized over the lease period (up to 5 years). The reclassification of the assets and liabilities discussed above to held-for-sale (included in other current assets and other current liabilities, respectively) represented non-cash activity for the first quarter of 2005.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Supplementary Shareowners’ Equity Information

	Net Foreign	Net Revaluation	Net	Accumulated
	Currency	of Certain	Minimum	Other
	Translation	Financial	Pension	Comprehensive
	Adjustment	Instruments	Liability	Income

	(Dollars in millions)
Accumulated other comprehensive income (loss):
Balance at January 1, 2005	$319	$19	$(108)	$230
Change	(14)	1	—	(13)

Balance at March 31, 2005	$305	$20	$(108)	$217

	For the
	Three Months
	Ended March 31,

	2005	2004

	(Dollars in
	millions)
Other comprehensive income (loss):
Net foreign currency translation adjustment [net of income taxes of $9 and $10]	$(14)	$(18)
Net revaluation of certain financial instruments:
Unrealized gains [net of income taxes of $(2)]	—	4
Recognition of previously unrealized losses (gains) [net of income taxes of $0 and $9](1)	1	(15)

Total other comprehensive (loss)	$(13)	$(29)

(1)	See table below for a summary of recognition of previously unrealized losses (gains).

	For the Three Months Ended March 31,

	2005		2004

	Pretax	After-taxes	Pretax	After-taxes

	(Dollars in millions)
Recognition of previously unrealized losses (gains):
Other income/expense, net:
Sale of various securities	$1	$1	$(7)	$(4)
Other financial instrument activity	—	—	(17)	(11)

Total recognition of previously unrealized losses (gains)	$1	$1	$(24)	$(15)

5.	Earnings Per Common Share and Potential Common Share
      Basic earnings per common share (EPS) is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
assumed to be used to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Potentially dilutive securities for all periods presented were stock options, restricted stock units and performance shares. No adjustments were made to income for the computation of diluted EPS.

6.	Asset Impairment and Net Restructuring and Other Charges
      The following table displays the activity and balances of the restructuring reserve account:

	Type of Cost

	Employee	Facility
	Separations	Closings	Other	Total

	(Dollars in millions)
Balance at January 1, 2005	$506	$228	$2	$736
Deductions	(136)	(17)	—	(153)

Balance at March 31, 2005	$370	$211	$2	$583

      Deductions primarily reflected total cash payments of $151 million. These cash payments include cash termination benefits of $134 million and $17 million of facility closing reserve payments, which were funded primarily through cash from operations.
      Asset impairment and net restructuring and other charges of $213 million in the first quarter of 2004 were comprised of real estate impairment charges of $121 million included in the Corporate and Other group and business restructuring obligations of $92 million, of which $91 million related to AT&T Business Services and $1 million related to AT&T Consumer Services. The real estate impairment charges resulted from the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charges were recorded to reduce the book value of the five properties to fair market value, based on third party assessments (including broker appraisals). The sales of the properties were completed in 2004. The $92 million related to business restructuring activities consisted of $52 million of separation costs and $40 million of facility closing obligations associated with the consolidation of our real estate portfolio. The separations were primarily involuntary and impacted approximately 780 employees. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities, resulting from workforce reductions and network equipment space that will not be used.
      Approximately 70% of headcount reductions associated with all of our 2004 exit plans were completed as of March 31, 2005.

7.	Financial Instruments
      In the normal course of business, we use various financial instruments, including derivative financial instruments, to manage our market risk associated with changes in interest rates and foreign exchange rates. We do not use financial instruments for trading or speculative purposes. The following information pertains to financial instruments with significant activity since December 31, 2004.

Letters of Credit
      Letters of credit are guarantees we purchase, which ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk to us. The notional amounts outstanding at March 31, 2005 and December 31, 2004,

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
were $0.3 billion and $1.2 billion, respectively. The decrease in the notional amount of the letters of credit was primarily related to the maturity of debt in February 2005. In addition, restricted cash of $546 million, recorded within other current assets as of December 31, 2004, which collateralized these letters of credit, was released upon maturity of this debt.

Interest Rate Swap Agreements
      We enter into interest rate swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to London Inter-Bank Offered Rate (LIBOR). During the first quarter of 2005, all of our floating-rate to fixed-rate swaps (notional amount of $108 million), designated as cash flow hedges, matured.
      In addition, we have combined interest rate foreign currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of March 31, 2005, the notional amount and fair value of these contracts were $0.6 billion and $0.3 billion, respectively, compared with $1.4 billion and $0.7 billion, respectively, at December 31, 2004. The decreases in the notional amount and fair value of these agreements were primarily related to the maturity in February 2005 of $0.7 billion notional amount of contracts relating to debt that also matured in February 2005.

Equity Option and Equity Swap Contracts
      We entered into equity options and equity swap contracts, which were undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. During the first quarter of 2005, all of the previously outstanding equity awards and the related equity option and equity swap contracts expired.

8.	Pension, Postretirement and Other Employee Benefit Plans
      We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our postretirement benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.
      The following table shows the components of net periodic benefit (credit) cost for our U.S. plans:

	Pension		Postretirement
	Benefits		Benefits

	For the Three Months Ended
	March 31,

	2005	2004	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$44	$55	$4	$6
Interest cost on benefit obligations	229	227	80	89
Amortization of unrecognized prior service cost	22	32	9	13
Credit for expected return on plan assets	(332)	(356)	(40)	(44)
Amortization of losses	24	1	22	25

Net periodic benefit (credit) cost	$(13)	$(41)	$75	$89

      On January 21, 2005, the Department of Health and Human Services/ Centers for Medicare and Medicaid Services (CMS) released final regulations implementing major provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Pursuant to these final

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
regulations, as well as Financial Accounting Standards Board (FASB) Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we began recording a reduction to net periodic postretirement benefit cost in 2004 relating to the prescription drug benefits provided to a specific portion of our postretirement benefit plan participants that we deem to be actuarial equivalent to Medicare Part D, based on the benefits provided under the plan. With respect to the impact of the Act to the remaining plan participants, we are assessing appropriate integration of the federal subsidy into the plan benefits. We continue to review the regulations released on January 21, 2005, and the subsequent implementation guidance, to determine the impact to our accumulated postretirement benefit obligation and net periodic postretirement benefit cost.

Non-U.S. Plans
      Certain non-U.S. operations have varying types of pension programs providing benefits for substantially all of their employees.
      The following table shows the components of net periodic benefit cost for our non-U.S. plans:

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$7	$7
Interest cost on benefit obligations	10	11
Credit for expected return on plan assets	(9)	(9)
Amortization of losses	3	3

Net periodic benefit cost	$11	$12

9.	Commitments and Contingencies
      In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to disputes with other carriers, environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005. However, if these matters are adversely settled, such amounts could be material to our consolidated financial statements.
      In 2004, following an Federal Communications Commission (FCC) ruling against a petition we filed in which we asked the FCC to decide the issue of whether certain phone-to-phone IP telephony services are exempt from paying access charges, SBC filed a lawsuit in federal district court in Missouri asserting claims that we avoided interstate and intrastate access charges. During the first quarter of 2005, AT&T and SBC settled a variety of claims and disputes between the parties, including this litigation. The settlement of all matters resulted in AT&T paying SBC approximately $60 million, which did not have a material impact on our results of operations.

10.	Segment Reporting
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

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      The balance of our operations is included in a “Corporate and Other” group. This group primarily reflects corporate staff functions and the elimination of transactions between segments.
      Total assets for each segment include all assets, except intercompany receivables. Nearly all prepaid pension assets, taxes and corporate-owned or leased real estate are held at the corporate level and, therefore, are included in the Corporate and Other group. Capital additions for each segment include capital expenditures for property, plant and equipment, additions to internal-use software (included in other assets) and additions to nonconsolidated investments. We evaluate performance based on several factors, of which the primarily financial measure is operating income.
      AT&T Business Services sells services to AT&T Consumer Services at cost-based prices. These sales are recorded by AT&T Business Services as contra-expense.

Revenue

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
AT&T Business Services
Long distance voice services	$2,168	$2,613
Local voice services	371	389

Total voice services	2,539	3,002
Data services	1,585	1,715
IP&E services	589	553

Total data and IP&E services	2,174	2,268
Outsourcing, professional services and other	606	602

Total AT&T Business Services	5,319	5,872
AT&T Consumer Services
Stand-alone long distance voice and other services	1,025	1,462
Bundled services	660	645

Total AT&T Consumer Services	1,685	2,107

Total reportable segments	7,004	7,979

Corporate and Other	11	11

Total revenue	$7,015	$7,990

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reconcilation of Operating Income to Income (Loss) before Income Taxes and Net (Losses) Related to Equity Investments

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
AT&T Business Services	$588	$83
AT&T Consumer Services	575	371

Total reportable segments	1,163	454
Corporate and Other	(93)	(173)

Operating income	1,070	281
Other income (expense), net	30	(174)
Interest (expense)	(203)	(228)

Income (loss) before income taxes and net (losses) related to equity investments	$897	$(121)

Assets

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
AT&T Business Services	$20,294	$20,621
AT&T Consumer Services	646	743

Total reportable segments	20,940	21,364
Corporate and Other*	10,756	11,440

Total assets	$31,696	$32,804

*	Includes cash of $3.1 billion at March 31, 2005 and $3.0 billion at December 31, 2004.

Capital Additions

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
AT&T Business Services	$332	$470
AT&T Consumer Services	—	13

Total reportable segments	332	483
Corporate and Other	3	2

Total capital additions	$335	$485

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Geographic Information

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Revenue(1)
United States(2)	$6,588	$7,609
International	427	381

Total revenue	$7,015	$7,990

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Long-Lived Assets(3)
United States(2)	$14,601	$14,968
International	1,788	1,804

Total long-lived assets	$16,389	$16,772

(1)	Revenue is reported in the geographic area in which it originates.

(2)	Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3)	Long-lived assets include property, plant and equipment, net; goodwill and other purchased intangibles, net.
     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in adjustments to our operating segments in the future.

11.	New Accounting Pronouncements
      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN No. 47 on our results of operations, financial position and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our recorded compensation expense.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29 requires that nonmonetary exchanges of assets be recorded at fair value with an exception for exchanges of similar productive assets, which can be recorded on a carryover basis. SFAS No. 153 eliminates the current exception and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005, which is July 1, 2005 for us; however, earlier application is permitted.
      In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. The deduction is subject to a number of requirements and clarification is needed on various aspects of the law before the impact can be determined. In addition, the amount of the deduction remains subject to potential local country restrictions on remittances, as well as to management’s decisions with respect to any repatriation. Based upon the current wording of the law and assuming no technical corrections, we are considering possible dividend remittances of approximately $100 million, which, after consideration of deferred taxes previously recorded on foreign earnings, we estimate would result in a one-time income tax benefit in 2005 of approximately $5 million. We expect to complete our evaluation of the impact of the Act during 2005.

12.	Subsequent Events
      During April 2005, we completed the early retirement of $1.25 billion of our outstanding 7.30% Notes maturing in November 2011, which carried an interest rate of 9.05% at the time of retirement. The notes were repurchased with cash and resulted in a loss of approximately $0.2 billion recorded in other income (expense), net.
      During May 2005, we settled litigation brought by the trustee for the bondholders’ liquidating trust of At Home Corporation for $340 million, subject to bankruptcy court approval. Under the terms of a separation agreement with our former broadband subsidiary, which was spun off to Comcast Corporation in 2002, the settlement will be shared equally between the two parties. The settlement of this litigation did not have a material impact on our results of operations.
      Also in May 2005, we repaid the $125 million of borrowings outstanding under the AT&T Consumer Services accounts receivable securitization facility and subsequently terminated this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AT&T CORP. AND SUBSIDIARIES
Forward-Looking Statements
      This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies, capital and other expenditures, competitive positions, availability of capital, growth opportunities for new and existing products, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, mergers and acquisitions, and other matters.
      Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the impact of existing, new and restructured competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity,

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors of these entities larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

•	the effects of vigorous competition in the markets in which we operate, which may decrease prices charged and change customer mix and profitability,

•	the ability to establish a significant market presence in new geographic and service markets,

•	the availability and cost of capital,

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies,

•	the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

•	the invalidity of portions of the FCC’s Triennial Review Order,

•	the risks associated with technological requirements; wireless, internet, Voice over Internet Protocol (VoIP) or other technology substitution and changes; and other technological developments,

•	the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

•	the uncertainties created by the proposed acquisition of our company by SBC Communications, Inc.,

•	the impact of the significant recent reductions in the number of our employees,

•	the results of litigation filed or to be filed against us, and

•	the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.
      The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T’s consolidated results of operations for the three months ended March 31, 2005 and 2004, and financial condition as of March 31, 2005 and December 31, 2004.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
      AT&T Corp. (AT&T) is among the world’s communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, data and Internet communications services.
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
      For a discussion of the critical accounting estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to AT&T’s Form 10-K/ A for the year ended December 31, 2004.
Consolidated Results of Operations

Revenue

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
AT&T Business Services	$5,319	$5,872
AT&T Consumer Services	1,685	2,107
Corporate and Other	11	11

Total revenue	$7,015	$7,990

      Total revenue decreased $1.0 billion, or 12.2%, in the first quarter of 2005 compared with the first quarter of 2004, primarily driven by a decline in stand-alone long distance voice revenue of approximately $0.9 billion. This decline was reflective of increased competition, which has led to lower prices, and loss of market share in AT&T Consumer Services and small- and medium-sized business markets. In addition, stand-alone long distance revenue was negatively impacted by substitution. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) decreased approximately 8% in the first quarter of 2005 compared with the first quarter of 2004, primarily due to declines in consumer and business retail volumes. Also contributing to the overall revenue decline in the first quarter of 2005 was lower data services revenue of $0.1 billion, primarily driven by competitive pricing pressure.
      Revenue by segment is discussed in greater detail in the Segment Results section.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Operating Expenses

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Access and other connection	$2,404	$2,638
Costs of services and products	1,628	1,864
Selling, general and administrative	1,277	1,744
Depreciation and amortization	636	1,250
Asset impairment and net restructuring and other charges	—	213

Total operating expenses	$5,945	$7,709

Operating income	$1,070	$281
Operating margin	15.3%	3.5%
      Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the Federal Communications Commission (FCC). We pay domestic access charges to local exchange carriers to complete long distance calls carried across the AT&T network and originated or terminated on a local exchange carrier’s network. We also pay local connectivity charges for leasing components of local exchange carrier networks in order to provide local service to our customers. International connection charges paid to telephone companies outside of the United States to connect international calls are also included within access and other connection expenses. Universal Service Fund contributions are charged to all telecommunications carriers by the FCC based on a percentage of state-to-state and international services revenue to provide affordable services to eligible customers. In addition, the FCC assesses charges on a per-line basis. Since most of the Universal Service Fund contributions and per-line charges are passed through to the customer, a change in these rates generally results in a corresponding change in revenue.
      Access and other connection expenses decreased $0.2 billion, or 8.8%, in the first quarter of 2005 compared with the first quarter of 2004. Domestic access charges declined $0.2 billion for the first quarter of 2005, primarily due to lower average rates of $0.1 billion. The decreased rates were due in part to a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as from rate negotiations and more efficient network usage, partially offset by higher access charges on prepaid card calls. Also contributing to the decline were lower costs of $0.1 billion due to lower overall volumes.
      Costs of services and products include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.
      Costs of services and products decreased $0.2 billion, or 12.7%, in the first quarter of 2005 compared with the first quarter of 2004. The decline was primarily driven by the overall impact of cost cutting initiatives, primarily headcount reductions, as well as lower revenue. Also contributing to the decline was a lower provision for uncollectible receivables resulting from improved collections and lower revenue.
      Selling, general and administrative expenses decreased $0.5 billion, or 26.9%, in the first quarter of 2005 compared with the first quarter of 2004. This decline was primarily attributable to lower marketing and customer acquisition spending of $0.3 billion as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. In addition, this decline reflects cost control efforts throughout AT&T, as well as lower costs resulting from decreased customer levels, totaling $0.2 billion. Cost control efforts included headcount reductions as well as continued process improvements.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      Depreciation and amortization expenses decreased $0.6 billion, or 49.1%, in the first quarter of 2005 compared with the first quarter of 2004. This decrease was primarily attributable to asset impairment charges of $11.4 billion recorded in the third quarter of 2004, which decreased depreciation and amortization expense by approximately $0.5 billion. Capital expenditures were $0.3 billion and $0.5 billion for the first quarter of 2005 and 2004, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of Internet protocol and enhanced (IP&E) services and data services, both of which include managed services.
      Asset impairment and net restructuring and other charges of $0.2 billion in the first quarter of 2004 were comprised of real estate impairment charges of $0.1 billion included in the Corporate and Other group and business restructuring obligations of $0.1 billion, primarily related to AT&T Business Services. The real estate impairment charges resulted from the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charges were recorded to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sales of the properties were completed in 2004. The $0.1 billion related to business restructuring activities consisted of $52 million of separation costs and $40 million of facility closing obligations associated with the consolidation of our real estate portfolio. The separations were primarily involuntary and impacted approximately 780 employees. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      Operating income increased to $1.1 billion in the first quarter of 2005 from $0.3 billion in the first quarter of 2004. As a result of the third quarter 2004 asset impairment charges, operating income for the first quarter of 2005 included a $0.5 billion benefit due to lower depreciation on the impaired assets. Operating income for the first quarter of 2004 included asset impairment and net restructuring and other charges of $0.2 billion. Operating margin improved 11.8 percentage points in the first quarter of 2005 compared with the first quarter of 2004. The benefit due to lower depreciation positively impacted the first quarter 2005 margin by 7.7 points. The asset impairment and net restructuring and other charges negatively impacted the first quarter 2004 margin by 2.7 percentage points. The remaining 1.4 percentage point improvement in the first quarter 2005 operating margin was primarily attributable to improved margins in AT&T Consumer Services resulting primarily from a decline in selling, general and administrative expenses due to our change in strategic focus, as well as lower customer care expenses. The improved margins in AT&T Consumer Services were partially offset by lower margins in AT&T Business Services, which were primarily reflective of the declining higher-margin long distance retail voice and data businesses. See Segment Results section for more details.

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Other income (expense), net	$30	$(174)
      Other income (expense), net, in the first quarter of 2005 was income of $30 million compared with expense of $0.2 billion in the first quarter of 2004. The favorable variance was primarily due to $0.3 billion of losses associated with the early repurchase of long-term debt in the first quarter of 2004, partially offset by first quarter 2004 settlements associated with disposed businesses.
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

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and, accordingly, a cash tax expense.

	For the Three Months
	Ended March,

	2005	2004

	(Dollars in millions)
Interest (expense)	$(203)	$(228)
      Interest (expense) decreased 11.2%, or $25 million, in the first quarter of 2005 compared with the first quarter of 2004. This decline was reflective of our significant early debt redemptions and scheduled debt maturities in 2004, partially offset by the impact of interest rate step-ups on certain bonds as a result of long-term debt ratings downgrades in 2004.

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
(Provision) benefit for income taxes	$(368)	$426
Effective tax rate	41.0%	350.6%
      The effective tax rate is the (provision) benefit for income taxes as a percentage of income (loss) before income taxes. The effective tax rate in the first quarter of 2005 was negatively impacted by costs associated with our pending merger with SBC. The effective tax rate in the first quarter of 2004 was positively impacted by 306.3 percentage points due to the reversal of a portion of the valuation allowance we recorded in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004.
Segment Results
      Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services. The balance of our operations is included in a Corporate and Other group. This group primarily reflects corporate staff functions and the elimination of transactions between segments. The discussion of segment results includes revenue, operating income, capital additions and total assets.
      Operating income is the primary measure used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. See note 10 to our consolidated financial statements for a reconciliation of segment results to consolidated results.
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

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

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

	For the Three Months Ended
	March 31,

	2005	2004

	(Dollars in millions)
Revenue(1)
Long distance voice services	$2,168	$2,613
Local voice services	371	389

Total voice services	2,539	3,002
Data services	1,585	1,715
IP&E services	589	553

Total data and IP&E services	2,174	2,268
Outsourcing, professional services and other	606	602

Total revenue	$5,319	$5,872
Operating income	$588	$83
Capital additions	$332	$470

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$20,294	$20,621

(1)	Revenue includes equipment and product sales of $95 million and $74 million for the three months ended March 31, 2005 and 2004, respectively.

Revenue
      AT&T Business Services revenue decreased $0.6 billion, or 9.4%, in the first quarter of 2005 compared with the first quarter of 2004. This decrease reflects continued pricing pressure in traditional long distance and data services as well as declines in retail volumes. Revenue was positively impacted by approximately 1.0 percentage point due to a customer disconnect of prepaid network capacity and higher equipment and product sales.
      Long distance voice revenue in the first quarter of 2005 declined $0.4 billion, or 17.0%, compared with the same prior year period. This decline was driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Total long distance volumes declined about 3% in the first quarter of 2005 compared with the first quarter of 2004.
      Data services revenue for the first quarter of 2005 declined $0.1 billion, or 7.6%, compared with the first quarter of 2004. This decline was primarily driven by competition, which has led to declining prices. Offsetting

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
this decline was a customer disconnect of prepaid network capacity, which positively impacted the growth rate by approximately 2.0 percentage points.
      Local voice services revenue declined $18 million, or 4.6%, in the first quarter of 2005 compared with the same prior year period. This decrease reflects declines in reciprocal compensation revenue (revenue generated when local exchange carriers use our local network to terminate calls) and our “All-in-One” bundled offer.
      IP&E services revenue increased $36 million, or 6.6%, in the first quarter of 2005 compared with the same prior year period. The increase was primarily attributable to growth in our customer base associated with advanced products such as E-VPN (Enhanced Virtual Private Network) and IP-enabled frame. Partially offsetting this increase was a significant customer contract renewal at current market rates in one of the more mature products within IP&E services. Excluding equipment and product sales, IP&E services revenue increased 5.4% in the first quarter of 2005 compared with the first quarter of 2004.
      Outsourcing, professional services and other revenue increased $4 million, or 0.4%, in the first quarter of 2005 compared with the first quarter of 2004. The increase reflects continued strength in government professional services and equipment and product sales. Excluding equipment and product sales, outsourcing, professional and other services revenue in the first quarter of 2005 compared with the same prior year period was flat.

Operating Income
      Operating income increased $0.5 billion in the first quarter of 2005 compared with the first quarter of 2004. As a result of the third quarter 2004 asset impairment charges, first quarter 2005 results included a $0.5 billion net benefit due to lower depreciation on the impaired assets. First quarter 2004 included $0.1 billion of asset impairment and net restructuring and other charges. The remaining operating income change was due to decreased long distance voice and data services revenue resulting from continued competitive pricing pressures, partially offset by our ongoing cost control efforts.
      Operating margin was 11.0% and 1.4% for the first quarter of 2005 and 2004, respectively. The net depreciation benefit positively impacted first quarter 2005 operating margin by 9.5 percentage points. The asset impairment and net restructuring and other charges negatively impacted first quarter 2004 operating margin by 1.6 percentage points. Excluding the impacts of these items, the decreased margin was primarily reflective of the declining higher-margin long distance retail voice and data businesses coupled with a shift to lower-margin products, such as advanced and wholesale services.

Other Items
      Capital additions were $0.3 billion in the first quarter of 2005. We continue to concentrate the majority of capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services.
      Total assets declined $0.3 billion, or 1.6%, at March 31, 2005, from December 31, 2004, primarily driven by lower net property, plant and equipment and internal-use software as a result of depreciation and amortization expenses, partially offset by capital additions.
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

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
addition, AT&T Consumer Services provides dial-up Internet services and all distance services, which bundle long distance, local and local toll.

	For the Three Months Ended
	March 31,

	2005	2004

	(Dollars in millions)
Revenue
Stand-alone long distance voice and other services	$1,025	$1,462
Bundled services	660	645

Total revenue	$1,685	$2,107
Operating income	$575	$371
Capital additions	$—	$13

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$646	$743

Revenue
      AT&T Consumer Services revenue declined $0.4 billion, or 20.0%, in the first quarter of 2005 compared with the same prior year period. The decline was primarily due to stand-alone long distance voice services, which decreased $0.4 billion to $1.0 billion in the first quarter of 2005, largely due to the impact of ongoing competition, which has led to a loss of market share, as well as substitution. Partially offsetting the declines in stand-alone long distance voice services were targeted price increases during 2004 and 2005.
      Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 27% for the first quarter of 2005 compared with the same prior year period, primarily as a result of competition and wireless and Internet substitution.

Operating Income
      Operating income increased $0.2 billion, or 54.8%, in the first quarter of 2005 compared with the first quarter of 2004. Operating margin increased to 34.1% in the first quarter of 2005 from 17.6% in the first quarter of 2004. As a result of the third quarter 2004 asset impairment charges, operating income for 2005 included a $31 million benefit due to lower depreciation on assets impaired by AT&T Consumer Services, as well as lower network-related charges from AT&T Business Services. The increase in operating margin in the first quarter of 2005 was primarily due to a greater rate of decline in selling, general and administrative expenses and costs of services and products in relation to revenue. The decline in selling, general and administrative expenses reflected reductions in sales and marketing expenses, primarily due to our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services, as well as lower customer care expenses. Costs of services and products declined primarily due to reduced bad debt expenses as a result of improved collections and lower revenue. Also contributing to the increase in operating margin were targeted price increases during 2004 and 2005.

Other Items
      Capital additions declined $13 million during the first quarter of 2005 compared with the first quarter of 2004, primarily due to our change in strategic focus.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      Total assets declined $0.1 billion at March 31, 2005, from December 31, 2004. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.
Corporate and Other
      This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Revenue	$11	$11
Operating (loss)	$(93)	$(173)
Capital additions	$3	$2

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$10,756	$11,440

Operating (Loss)
      Operating (loss) decreased $80 million to $(93) million for the first quarter of 2005 compared with the same period in 2004. The decrease in operating (loss) was primarily related to $0.1 billion of real estate impairment charges recorded in the first quarter of 2004 to write down held-for-sale facilities, all of which were sold during 2004. Such decrease in operating (loss) was partially offset by increased pension expenses in the first quarter of 2005, primarily due to higher loss amortization and lower expected rate of return resulting from a 25 basis point decrease in both the discount rate and the expected rate of return in 2005.

Other Items
      Total assets decreased $0.7 billion to $10.8 billion at March 31, 2005, from December 31, 2004. This decrease was primarily driven by the maturity of debt and related combined interest rate foreign currency swap agreements in February 2005.
Financial Condition

	At	At
	March 31,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$31,696	$32,804
Total liabilities	$24,280	$25,785
Total shareowners’ equity	$7,416	$7,019
      Total assets declined $1.1 billion, or 3.4%, to $31.7 billion at March 31, 2005, compared with December 31, 2004. Total assets declined primarily as a result of cash payments made related to scheduled maturities of debt, partially offset by cash from operations. See “Liquidity” discussion for further details. Total assets also declined due to lower net property, plant and equipment, primarily resulting from depreciation during the period. In addition, activity during the quarter resulted in changes between asset balances without impacting total assets. Other current assets declined due to the release of restricted cash and the settlement of a hedge related to debt that matured in February 2005, which resulted in an increase to cash. Other current

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
assets increased due to the reclassification of assets (principally property, plant and equipment, goodwill and accounts receivable) to assets held-for-sale related to our payphone business and a building.
      Total liabilities decreased $1.5 billion, or 5.8%, to $24.3 billion at March 31, 2005, compared with December 31, 2004. The decrease in total liabilities was primarily due to lower debt balances of $1.2 billion, attributable to scheduled repayments of debt. Additionally, short-term and long-term compensation and benefit-related liabilities declined by $0.4 billion, primarily attributable to the payment of year-end bonus and salary accruals and employee separation reserves, partially offset by higher pension and postretirement benefit accruals. Partially offsetting these declines was an increase in other current liabilities of $0.3 billion, primarily due to higher income taxes payable, largely attributable to current year income, and an increase in interest payable due to the timing of interest payments.
      Total shareowners’ equity increased $0.4 billion, or 5.6%, to $7.4 billion at March 31, 2005, compared with December 31, 2004. This increase was primarily due to net income for the period, partially offset by dividends declared.
Liquidity

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in millions)
Cash Flows:
Provided by operating activities	$805	$1,349
Provided by (used in) investing activities	240	(507)
(Used in) financing activities	(1,038)	(2,617)

Net increase (decrease) in cash and cash equivalents	$7	$(1,775)

      Net cash provided by operating activities of $0.8 billion in the first quarter of 2005 declined $0.5 billion from $1.3 billion in the comparable prior year period, largely driven by the declining stand-alone long distance voice and data businesses. Favorably impacting cash flows in 2005 compared with 2004 was our continued focus on controlling costs.
      Our investing activities resulted in net cash provided of $0.2 billion for the first quarter of 2005 compared with a net use of cash of $0.5 billion for the first quarter of 2004, primarily reflecting the release of restricted cash related to debt that matured in February 2005, as well as a reduction in capital expenditures and other additions.
      During the first quarter of 2005, net cash used in financing activities was $1.0 billion compared with $2.6 billion in the first quarter of 2004. During the first quarter of 2005, we made net payments of $1.1 billion to reduce debt (including foreign currency mark-to-market payments) as a result of scheduled maturities and paid dividends of $0.2 billion. In addition, reflected as an other financing activity for the first quarter of 2005 was the receipt of approximately $0.3 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the scheduled repayment of debt. During the first quarter of 2004, we made net payments of $2.8 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt and paid dividends of $0.2 billion. Reflected as an other financing item for the first quarter of 2004 was the receipt of approximately $0.4 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the early repayment of Euro notes during the first quarter of 2004, partially offset by a $0.1 billion reduction in cash collateral held related to the positions of certain combined interest rate foreign currency swap agreements.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Working Capital and Other Sources of Liquidity
      At March 31, 2005, our working capital ratio (current assets divided by current liabilities) was 0.98.
      We have a variety of sources of liquidity available to us as discussed below. However, the SBC merger agreement provides that we cannot incur additional indebtedness over $100 million in the aggregate or issue equity (other than for employee and shareowner plans) or convertible securities without the prior consent of SBC. The merger agreement also requires us to pay a special dividend in excess of $1.0 billion in connection with the closing of the transaction. We expect to have sufficient liquidity from cash on hand and cash from operations to fund all liquidity needs, including the special dividend, through the expected closing of the merger without any additional borrowings or financings. If competition and product substitution accelerate beyond current expectations and/or economic conditions worsen or do not improve, our cash flows from operations would decrease, negatively impacting our liquidity. Similarly, if we were to experience unexpected requirements to expend cash, our liquidity could be negatively impacted. However, we believe our access to the capital markets is adequate to provide the flexibility we desire in funding our operations, subject to SBC’s consent.
      In the event we need additional financing and SBC agreed to such financing we could utilize the AT&T Business Services’ 364-day customer accounts receivable securitization facility, which extends through July 2005. The AT&T Business Services facility provides for up to $1.0 billion of available financing, limited by the eligible receivables balance which varies from month to month. At March 31, 2005, we also had $0.35 billion of available financing under the AT&T Consumer Services Securitization facility. Proceeds from the securitizations are recorded as borrowings and are included in short-term debt. Approximately $0.3 billion was outstanding under the facilities at March 31, 2005. On May 6, 2005, we repaid the $0.1 billion of borrowings outstanding under the AT&T Consumer Services facility and subsequently terminated this facility. In addition, we have $2.4 billion remaining under a universal shelf registration.
      Further financing is available through the $1.0 billion syndicated 364-day credit facility that was entered into on October 6, 2004. No borrowings are currently outstanding under the facility. Up to $0.5 billion of the facility can be utilized for letters of credit, which reduces the amount available. At March 31, 2005, approximately $0.3 billion of letters of credit were outstanding under the facility.
      On April 1, 2005, we entered into a $0.3 billion credit facility maturing on March 20, 2006. This credit facility collateralizes our letters of credit issued in the normal course of business, which were previously issued against the $0.5 billion sub-limit in our existing $1.0 billion syndicated 364-day credit facility maturing in October 2005.
      We cannot provide any assurances that any or all of these sources of funding will be available at the time they are needed or in the amounts required. Additionally, as our short-term credit ratings from Standard and Poor’s (S&P) and Moody’s Investors Services, Inc. (Moody’s) have been withdrawn at our request, there is no assurance that we will have any significant access to the commercial paper market. Furthermore, the combination of the requirement to reserve cash to pay the special dividend and the SBC-merger restrictions on incurring indebtedness could limit our ability to utilize sources of liquidity, which in turn, could negatively impact AT&T.
      Both the credit facility and the securitization facilities contain financial covenants that require us to meet a debt-to-EBITDA (defined as operating income plus depreciation and amortization expenses excluding any asset impairment or net restructuring and other charges) ratio not exceeding 2.25 to 1 (calculated pursuant to the credit facility) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the credit facility) for four consecutive quarters ending on the last day of each fiscal quarter. At March 31, 2005, we were in compliance with these covenants.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Credit Ratings and Related Debt Implications
      As of March 31, 2005, our credit ratings were as follows:

	Short-Term	Long-Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	Withdrawn	BB+	Watch Positive
Fitch	B	BB+	Watch Positive
Moody’s	Withdrawn	Ba1	Review for Possible Upgrade
      As a result of the SBC merger announcement, on January 31, 2005 and February 1, 2005, Fitch and S&P, respectively, put our long-term debt ratings on “watch positive” and removed the “outlook negative” and on January 31, 2005, Moody’s placed our long-term debt rating on “review for possible upgrade” and removed the “outlook negative.” In addition, based on our request, S&P and Moody’s have withdrawn our short-term credit ratings.
      Our access to capital markets, as well as the cost of our borrowings, are affected by our debt ratings. If our debt ratings were downgraded, we would be required to pay higher rates on certain existing debt and could be required to post cash collateral for certain interest-rate swaps in which we were in a net payable position.
      Additionally, if our debt ratings were downgraded, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at March 31, 2005. In addition, the market environment for financing in general, and within the telecommunications sector in particular, has been adversely affected by economic conditions and bankruptcies of other telecommunications providers.
      AT&T Corp. is generally the obligor for debt issuances. However, there are some instances in which AT&T Corp. is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, was approximately $0.4 billion at March 31, 2005, and included within short-term and long-term debt.

Cash Requirements
      Our cash needs for 2005 will primarily relate to capital expenditures, repayment of debt, the payment of dividends and income tax related payments. We expect our capital expenditures in 2005 to be approximately $1.5 billion. During April 2005, we repurchased $1.25 billion of our outstanding debt, which resulted in a loss of $0.2 billion. We expect income tax payments to be significantly higher in 2005 compared with 2004.
      We anticipate contributing approximately $0.5 billion to the U.S. postretirement benefit plans in 2005. We expect to contribute approximately $30 million to our U.S. nonqualified pension plan in 2005. No contribution is expected for our U.S. qualified pension plans in 2005.

Contractual Cash Obligations
      We have contractual obligations to purchase certain goods or services from various other parties. During the first quarter of 2005, we entered into new contracts and modified the commitment amounts of certain existing contracts, including commitments to utilize network facilities from local exchange carriers, which were previously assessed based on termination fees (see discussion below). The net effect of these changes was an increase to our unconditional purchase obligations of approximately $1,279 million in 2005, $806 million in aggregate for 2006 and 2007, $53 million in aggregate for 2008 and 2009 and $1 million for 2010. A portion of the 2005 obligation was satisfied in the first quarter of 2005. Also during the first quarter of 2005, we entered into contracts under which we have calculated the minimum obligation for such agreements based on termination fees that can be paid to exit the contract. In addition, we modified existing contracts that

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
contained termination fees. The net effect of these changes is an increase to termination fees of approximately $40 million in 2005, $104 million in aggregate for 2006 and 2007, $25 million in aggregate for 2008 and 2009 and $2 million in 2010 and beyond. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
      We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discount rates, we assessed our minimum commitment based on the penalties to exit the contracts, assuming we exit the contracts as of December 31 of each year. During the first three months of 2005, we entered into new contracts with several local exchange carriers, which had minimum purchase requirements and therefore are discussed above and no longer assessed based on termination fees. In addition, the termination fees with other local exchange carriers changed based on increases or decreases to the level of services purchased. The net effect of these changes resulted in a decrease to termination fees of approximately $0.5 billion in 2005 and no material change to any other period. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
Risk Management
      We are exposed to market risk from changes in interest and foreign currency exchange rates. In addition, we are exposed to market risk from fluctuations in the prices of securities. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, foreign currency exchange contracts, combined interest rate foreign currency contracts, forwards and other derivative contracts, to manage these risks. We do not use financial instruments for trading or speculative purposes. All financial instruments are used in accordance with board-approved policies.
Recently Issued Accounting Pronouncements
      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN No. 47 on our results of operations, financial position and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123 (revised 2004) is effective for annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our recorded compensation expense.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” APB Opinion No. 29 requires that nonmonetary exchanges of assets be recorded at fair value with an exception for exchanges of similar productive assets, which can be recorded on a carryover basis. SFAS No. 153 eliminates the current exception and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005, which is July 1, 2005 for us; however, earlier application is permitted.
      In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. The deduction is subject to a number of requirements and clarification is needed on various aspects of the law before the impact can be determined. In addition, the amount of the deduction remains subject to potential local country restrictions on remittances, as well as to management’s decisions with respect to any repatriation. Based upon the current wording of the law and assuming no technical corrections, we are considering possible dividend remittances of approximately $100 million, which, after consideration of deferred taxes previously provided on foreign earnings, we estimate would result in a one-time income tax benefit in 2005 of approximately $5 million. We expect to complete our evaluation of the impact of the Act during 2005.
Subsequent Events
      During May 2005, we settled litigation brought by the trustee for the bondholders’ liquidating trust of At Home Corporation for $340 million, subject to bankruptcy court approval. Under the terms of a separation agreement with our former broadband subsidiary, which was spun off to Comcast Corporation in 2002, the settlement will be shared equally between the two parties. The settlement of this litigation did not have a material impact on our results of operations.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or l5d-15 or otherwise that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Refer to Part 1, Footnote 9, “Commitments and Contingencies” for discussion of certain legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
      The following table contains information about our purchases of our equity securities during the first quarter of 2005.
Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
			(or Units)	Shares or Units
	Total Number	Average Price	Purchased as	That May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
	(or Units)	Share	Announced Plans	Under the Plans
Period	Purchased(1)(2)	(or Unit)	or Programs	or Programs

January 1, 2005 to January 31, 2005	40,801	$18.9445	0	0
February 1, 2005 to February 28, 2005(3)	112,235	$19.2056	0	0
March 1, 2005 to March 31, 2005	5,057	$19.0394	0	0

Total	158,093	$19.1329	0	0

(1)	Represents restricted stock units and performance shares redeemed to pay taxes related to the vesting of restricted stock units and performance shares awarded under employee benefit plans.

(2)	Does not include shares purchased in the open market by the trustee of our Shareowner Dividend Reinvestment and Stock Purchase Plan as follows: 16,613 shares in January at an average price paid per share of $18.6820; 323,419 shares in February at an average price paid per share of $19.3699; and 22,044 shares in March at an average price paid per share of $19.5035.

(3)	Does not include 215,778 performance shares awarded under employee benefit plans redeemed in cash in February 2005 at an average price paid per share of $19.1410.

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits:

Exhibit
Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b) Reports on Forms 8-K:
      During the first quarter of 2005, the following Forms 8-K were filed and/or furnished: Form 8-K dated January 18, 2005 was filed pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits), on January 25, 2005; Form 8-K dated January 20, 2005 was furnished pursuant to Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits), on January 21, 2005; Form 8-K dated January 30, 2005 was filed pursuant to Item 8.01 (Other

Events) and Item 9.01 (Financial statements and Exhibits), on January 31, 2005; Form 8-K dated January 30, 2005 was filed pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits), on February 2, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Corp.

/s/ C. R. Reidy

By: Christopher R. Reidy
Vice President and Controller
Date: May 6, 2005

EXHIBIT INDEX

Exhibit
Number

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