Form 10-Q
period 2005-06-30
AT&T CORP
filed 2005-08-05
CIK 5907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _to
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      At July 29, 2005, the following shares of stock were outstanding: AT&T common stock — 802,018,306.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions, except per share amounts)
Revenue	$6,760	$7,636	$13,775	$15,626
Operating Expenses
Access and other connection	2,390	2,481	4,794	5,119
Costs of services and products (excluding depreciation of $419, $935, $823 and $1,871, included below)	1,560	1,759	3,188	3,623
Selling, general and administrative	1,325	1,763	2,602	3,507
Depreciation and amortization	630	1,231	1,266	2,481
Asset impairment and net restructuring and other charges	36	54	36	267

Total operating expenses	5,941	7,288	11,886	14,997

Operating Income	819	348	1,889	629
Other (expense) income, net	(153)	36	(123)	(138)
Interest (expense)	(169)	(191)	(372)	(419)

Income Before Income Taxes, Minority Interest Income and Net Earnings Related to Equity Investments	497	193	1,394	72
(Provision) benefit for income taxes	(198)	(87)	(566)	339
Minority interest income	—	1	—	1
Net earnings related to equity investments	8	1	8	—

Net Income	$307	$108	$836	$412

Weighted-Average Shares Used to Compute Earnings Per Share:
Basic	801	794	801	794
Diluted	809	797	807	796

Earnings per Basic and Diluted Share	$0.38	$0.14	$1.04	$0.52

Dividends Declared per Common Share	$0.2375	$0.2375	$0.4750	$0.4750

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Assets
Cash and cash equivalents	$1,913	$3,698
Accounts receivable, less allowances of $429 and $523	2,993	3,195
Deferred income taxes	922	1,111
Other current assets	498	1,383

Total Current Assets	6,326	9,387
Property, plant and equipment, net of accumulated depreciation of $2,353 and $1,588	11,026	11,509
Goodwill	4,751	4,888
Other purchased intangible assets, net	316	375
Prepaid pension costs	4,099	3,991
Other assets	2,563	2,654

Total Assets	$29,081	$32,804

Liabilities
Accounts payable and accrued expenses	$2,365	$2,716
Compensation and benefit-related liabilities	1,661	2,193
Debt maturing within one year	529	1,886
Other current liabilities	2,309	2,293

Total Current Liabilities	6,864	9,088
Long-term debt	7,175	8,779
Long-term compensation and benefit-related liabilities	3,283	3,322
Deferred income taxes	1,448	1,356
Other long-term liabilities and deferred credits	2,832	3,240

Total Liabilities	21,602	25,785
Shareowners’ Equity
Common stock, $1 par value, authorized 2,500,000,000 shares; issued and outstanding 801,635,543 shares (net of 171,983,367 treasury shares) at June 30, 2005 and 798,570,623 shares (net of 171,983,367 treasury shares) at December 31, 2004	802	799
Additional paid-in capital	26,911	27,170
Accumulated deficit	(20,344)	(21,180)
Accumulated other comprehensive income	110	230

Total Shareowners’ Equity	7,479	7,019

Total Liabilities and Shareowners’ Equity	$29,081	$32,804

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

	For the Six Months
	Ended June 30,

	2005	2004

	(Dollars in millions)
AT&T Common Stock
Balance at beginning of year	$799	$792
Shares issued under employee plans	3	2
Other	—	1

Balance at end of period	802	795

Additional Paid-In Capital
Balance at beginning of year	27,170	27,722
Shares issued, net:
Under employee plans	61	46
Other	—	15
Dividends declared	(381)	(377)
Other	61	31

Balance at end of period	26,911	27,437

Accumulated Deficit
Balance at beginning of year	(21,180)	(14,707)
Net income	836	412
Treasury shares issued at less than cost	—	(4)

Balance at end of period	(20,344)	(14,299)

Accumulated Other Comprehensive Income
Balance at beginning of year	230	149
Other comprehensive (loss)	(120)	(27)

Balance at end of period	110	122

Total Shareowners’ Equity	$7,479	$14,055

Summary of Total Comprehensive Income:
Net income	$836	$412
Other comprehensive (loss) [net of income taxes of $75 and $16]	(120)	(27)

Total Comprehensive Income	$716	$385

AT&T accounts for treasury stock as retired stock. The amount attributable to treasury stock at June 30, 2005 and December 31, 2004 was $(17,011) million.
We have 100 million authorized shares of preferred stock at $1 par value.
The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,

	2005	2004

	(Dollars in millions)
Operating Activities
Net income	$836	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and net restructuring and other charges	36	226
Net losses (gains) on sales of businesses and investments	5	(14)
Loss on early extinguishment of debt	206	274
Depreciation and amortization	1,266	2,481
Provision for uncollectible receivables	65	265
Deferred income taxes	352	(181)
Decrease in receivables	152	98
Decrease in accounts payable and accrued expenses	(407)	(189)
Net change in other operating assets and liabilities	(1,097)	(770)
Other adjustments, net	(61)	(139)

Net Cash Provided by Operating Activities	1,353	2,463

Investing Activities
Capital expenditures and other additions	(698)	(1,018)
Proceeds from sale or disposal of property, plant and equipment	134	25
Investment distributions and sales	12	36
Net dispositions of businesses	72	8
Decrease (increase) in restricted cash	546	(1)
Other investing activities, net	13	6

Net Cash Provided by (Used in) Investing Activities	79	(944)

Financing Activities
Retirement of long-term debt, including redemption premiums	(2,721)	(3,210)
Decrease in short-term borrowings, net	(310)	(195)
Issuance of common shares	44	33
Dividends paid on common stock	(380)	(377)
Other financing activities, net	150	336

Net Cash Used in Financing Activities	(3,217)	(3,413)

Net decrease in cash and cash equivalents	(1,785)	(1,894)
Cash and cash equivalents at beginning of year	3,698	4,353

Cash and Cash Equivalents at End of Period	$1,913	$2,459

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
      The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T’s Form 10-Q for the quarter ended March 31, 2005, and Form 10-K/ A for the year ended December 31, 2004.

2.	Merger Agreement with SBC Communications Inc.
      On January 31, 2005, AT&T and SBC Communications Inc. (SBC) announced an agreement for SBC to acquire AT&T. Under the terms of the agreement, each AT&T share will be exchanged for 0.77942 of a share of SBC common stock. In addition, at the time of closing, we will pay our shareowners a special dividend of $1.30 per share. At the time of the announcement, this consideration was valued at $19.71 per share, or approximately $16.0 billion. The stock consideration in the transaction is expected to be tax-free to our shareowners. The acquisition, which is subject to approval by regulatory authorities, and other customary closing conditions, is expected to close in late 2005 or early 2006. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. The terms of certain of our agreements, including contracts, employee benefit arrangements and debt instruments, have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of AT&T. On June 30, 2005, AT&T shareholders voted to approve the proposed merger agreement with SBC.

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

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January 1, 2003, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended, June 30,

	2005	2004	2005	2004

	(Dollars in millions, except per share amounts)
Net income	$307	$108	$836	$412
Add:
Stock-based employee compensation expense included in reported results, net of income taxes	27	17	51	35
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(44)	(45)	(90)	(96)

Pro forma net income	$290	$80	$797	$351

Basic and diluted earnings per share	$0.38	$0.14	$1.04	$0.52
Pro forma basic earnings per share	$0.36	$0.10	$1.00	$0.44
Pro forma diluted earnings per share	$0.36	$0.10	$0.99	$0.44
      Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant, as well as the planned adoption of SFAS 123 (revised 2004), “Share-Based Payment,” beginning in the first quarter of 2006 (see note 12).
      For a detailed discussion of significant accounting policies, please refer to our Form 10-K/ A for the year ended December 31, 2004.

4.	Supplementary Financial Information

Supplementary Balance Sheet Information

	AT&T	AT&T
	Business	Consumer
	Services	Services	Total

	(Dollars in millions)
Goodwill:
Balance at January 1, 2004	$4,731	$70	$4,801
Translation adjustment	90	—	90
Other	(3)	—	(3)

Balance at December 31, 2004	$4,818	$70	$4,888
Translation adjustment	(94)	—	(94)
Goodwill allocated to sale of payphone business	(43)	—	(43)

Balance at June 30, 2005	$4,681	$70	$4,751

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

	(Dollars in millions)
Other purchased intangible assets:
Customer lists and relationships	$528	$229	$299
Other	275	199	76

Balance at December 31, 2004	$803	$428	$375

Customer lists and relationships	$521	$264	$257
Other	206	147	59

Balance at June 30, 2005	$727	$411	$316

      Amortization expense associated with purchased intangible assets for the three and six months ended June 30, 2005, was $26 million and $53 million, respectively. Amortization expense for the three and six months ended June 30, 2004, was $28 million and $61 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2005 and 2006 and $80 million for each of the years ending December 31, 2007 and 2008, at which time the purchased intangible assets will be fully amortized.

Restricted cash:
      Recorded within other current assets as of December 31, 2004, was restricted cash of $546 million relating to debt that matured in February 2005 (see note 8).

Income taxes payable:
      Recorded within other current liabilities were $411 million and $281 million of income taxes payable as of June 30, 2005 and December 31, 2004, respectively.

Assets sold:
      In May 2005, we completed the sale of an administrative building which was classified as an asset held-for-sale as of March 31, 2005. Since we are leasing back a portion of the building, the majority of the approximately $40 million gain was deferred, with $6 million recorded within other (expense) income, net, upon closing. In addition, in June 2005, we completed the sale of our payphone business which was also classified as an asset held-for-sale at March 31, 2005. The sale resulted in a loss of $14 million and was recorded within other (expense) income, net.

Supplementary Shareowners’ Equity Information

	Net Foreign	Net Revaluation	Net	Accumulated
	Currency	of Certain	Minimum	Other
	Translation	Financial	Pension	Comprehensive
	Adjustment	Instruments	Liability	Income

	(Dollars in millions)
Accumulated other comprehensive income (loss):
Balance at January 1, 2005	$319	$19	$(108)	$230
Change	(117)	(3)	—	(120)

Balance at June 30, 2005	$202	$16	$(108)	$110

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Six Months
	Ended June 30,

	2005	2004

	(Dollars in millions)
Other comprehensive (loss):
Net foreign currency translation adjustment [net of income taxes of $73 and $11]	$(117)	$(19)
Net revaluation of certain financial instruments:
Unrealized (gains) losses [net of income taxes of $2 and $(6)]	(4)	10
Recognition of previously unrealized losses (gains) [net of income taxes of $0 and $11](1)	1	(18)

Total other comprehensive (loss)	$(120)	$(27)

(1)	See table below for a summary of recognition of previously unrealized losses (gains).

	For the Six Months Ended June 30,

	2005		2004

	Pretax	After-taxes	Pretax	After-taxes

		(Dollars in millions)
Recognition of previously unrealized losses (gains):
Other (expense) income, net:
Sale of various securities	$1	$1	$(12)	$(7)
Other financial instrument activity	—	—	(17)	(11)

Total recognition of previously unrealized losses (gains)	$1	$1	$(29)	$(18)

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

6.	Asset Impairment and Net Restructuring and Other Charges
      Asset impairment and net restructuring and other charges of $36 million for the three and six months ended June 30, 2005, consisted of $45 million of facility closing reserves and a related $5 million asset impairment charge in connection with leasehold improvements in these facilities. These activities were partially offset by the net reversal of $14 million of excess preexisting business restructuring liabilities.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The $45 million of facility closing reserves were associated with the continued consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities primarily resulting from workforce reductions. Facility closing charges of $43 million were recorded in the Corporate and Other group and $2 million in AT&T Business Services. Additionally, the Corporate and Other group and AT&T Business Services recorded $2 million and $3 million, respectively, of leasehold improvement impairment charges.
      During the second quarter, management reevaluated preexisting business restructuring reserves and determined the actual or revised estimates of separation and related benefit payments differed from the estimates initially made, resulting in a net reversal of $14 million. AT&T Business Services recorded $23 million of the reversal and the Corporate and Other group recorded $1 million. AT&T Consumer Services recorded an additional $10 million as a result of this review. The adjustment to these reserves did not result from changes to the actual or planned headcount separations.
      The following table displays the activity and balances of the restructuring reserve accounts:

	Type of Cost

	Employee	Facility
	Separations	Closings	Other	Total

	(Dollars in millions)
Balance at January 1, 2005	$506	$228	$2	$736
Net Charges	(14)	45	—	31
Net Deductions	(236)	(35)	—	(271)

Balance at June 30, 2005	$256	$238	$2	$496

      Deductions primarily reflected total cash payments of $270 million. These cash payments included cash termination benefits of $234 million and $36 million of facility closing reserve payments, which were funded primarily through cash from operations.
      Asset impairment and net restructuring and other charges of $54 million for the three months ended June 30, 2004, consisted primarily of business restructuring activities associated with employee separations related to AT&T Business Services. This activity resulted from the continued integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. This exit plan impacted approximately 625 employees (more than half of which were involuntary), approximately 35% of whom were managers.
      Asset impairment and net restructuring and other charges of $267 million for the six months ended June 30, 2004, were comprised of business restructuring obligations of $145 million, primarily related to AT&T Business Services and real estate impairment charges of $122 million included in the Corporate and Other group.
      The business restructuring obligations consisted of $104 million of separation costs and $41 million of facility closing obligations. The separations, of which slightly less than half were managers, were primarily involuntary and impacted approximately 1,405 employees as a result of integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      The real estate impairment charges resulted from the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charge was recorded to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sale of the properties was completed in 2004.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Approximately 80% of headcount reductions associated with all of our 2004 exit plans were completed as of June 30, 2005. As of June 30, 2005, we had approximately 41,500 employees, compared with approximately 47,600 employees at December 31, 2004.

7.	Debt Obligations

Securitizations
      In May 2005, we repaid $125 million of short-term borrowings outstanding under the AT&T Consumer Services accounts receivable securitization facility and subsequently terminated the facility.

Long-Term Debt
      In April 2005, we completed the early retirement of $1.25 billion of our outstanding 7.30% Notes maturing in November 2011, which carried an interest rate of 9.05% at the time of retirement. The notes were repurchased with cash and resulted in a loss of approximately $0.2 billion recorded in other (expense) income, net.

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

Letters of Credit
      Letters of credit are guarantees we purchase, which ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk to us. The notional amounts outstanding at June 30, 2005 and December 31, 2004, were $0.3 billion and $1.2 billion, respectively. The decrease in the notional amount of the letters of credit was primarily related to the maturity of debt in February 2005. In addition, restricted cash of $546 million, recorded within other current assets as of December 31, 2004, which collateralized these letters of credit, was released upon maturity of this debt.

Interest Rate Swap Agreements
      We enter into interest rate swap agreements to manage the fixed/floating mix of our debt portfolio in order to reduce aggregate risk of interest rate movements. These agreements involve the exchange of floating-rate for fixed-rate payments or the exchange of fixed-rate for floating-rate payments without the exchange of the underlying notional amount. Floating-rate payments and receipts are primarily tied to the London Inter-Bank Offered Rate (LIBOR). During the first quarter of 2005, all of our floating-rate to fixed-rate swaps (notional amount of $108 million), designated as cash flow hedges, matured.
      In addition, we have combined interest-rate foreign-currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of June 30, 2005, the notional amount and fair value of these contracts was $0.6 billion and $0.3 billion, respectively, compared with $1.4 billion and $0.7 billion, respectively, at December 31, 2004. The decreases in the notional amount and fair value of these agreements were primarily related to the maturity in February 2005 of $0.7 billion notional amount of contracts relating to debt that also matured in February 2005.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Equity Option and Equity Swap Contracts
      We entered into equity options and equity swap contracts, which were undesignated, to manage our exposure to changes in equity prices associated with various equity awards of previously affiliated companies. During the first quarter of 2005, all of the previously outstanding equity awards and the related equity option and equity swap contracts expired (notional amount of $29 million).

9.	Pension, Postretirement and Other Employee Benefit Plans
      We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our postretirement benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.
      The following table shows the components of net periodic benefit (credit) costs for our U.S. plans:

	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$44	$55	$4	$6	$88	$110	$8	$12
Interest cost on benefit obligations	228	233	79	90	457	460	159	179
Amortization of unrecognized prior service cost	23	33	10	13	45	65	19	26
Credit for expected return on plan assets	(337)	(363)	(41)	(44)	(669)	(719)	(81)	(88)
Amortization of losses	16	1	23	25	40	2	45	50

Net periodic benefit (credit) cost	$(26)	$(41)	$75	$90	$(39)	$(82)	$150	$179

      In 2003, the Medicare Prescription Drug. Improvement and Modernization Act of 2003, was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D, as well as a federal subsidy to sponsors of retiree health-care benefits. In 2004, we determined that the prescription drug benefit provided to a specific portion of our postretirement benefit plan participants was actuarially equivalent to Medicare Part D.
      In the second quarter of 2005, we determined that their prescription drug benefits provided to the remaining plan participants are also actuarially equivalent to the Medicare Part D benefits and therefore, we expect to be entitled to the federal subsidy. The impact of such expected federal subsidy will not have a significant effect on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost.

Non-U.S. Plans
      Certain non-U.S. operations have varying types of pension programs providing benefits for substantially all of their employees.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table shows the components of net periodic benefit costs for non-U.S. plans:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$5	$5	$12	$12
Interest cost on benefit obligations	11	8	21	19
Credit for expected return on plan assets	(9)	(6)	(18)	(15)
Amortization of losses	3	2	6	5

Net periodic benefit cost	$10	$9	$21	$21

10.	Commitments and Contingencies
      In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to disputes with other carriers, environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005. However, if these matters are adversely settled, such amounts could be material to our consolidated financial statements.
      During the second quarter of 2005, we reached a settlement for $29 million, subject to final approval by the Court, of the class action claims brought by participants in our Long Term Savings Plan for Management Employees (the Plan). The lawsuit alleged we breached our fiduciary duties to the Plan and Plan participants by making materially false and misleading statements and omitting to state material facts concerning our future business prospects. A hearing for final approval is currently expected to occur in September 2005. The settlement of this lawsuit, did not have a material impact to the results of operations for the three and six months ended June 30, 2005.
      In 2004, following a Federal Communications Commission (FCC) ruling against a petition we filed in which we asked the FCC to decide the issue of whether certain phone-to-phone Internet protocol (IP) telephony services are exempt from paying access charges, SBC filed a lawsuit in federal district court in Missouri asserting claims that we avoided interstate and intrastate access charges. During the first quarter of 2005, AT&T and SBC settled a variety of claims and disputes between the parties, including this litigation. The settlement of all matters resulted in AT&T paying SBC approximately $60 million, which did not have a material impact on our results of operations. Recently, other carriers, including BellSouth Telecommunications, Inc (BellSouth) have filed similar lawsuits in various jurisdictions. These claims did not specify damages.
      During the second quarter of 2005, we settled and paid lawsuits brought by the trustee for the bondholders’ liquidating trust, as well as a preference claim brought by creditors of At Home Corporation (At Home). Under the terms of the settlement agreement, the bondholders were paid $340 million, in addition to AT&T and Comcast Corporation (Comcast) relinquishing claims held in reserve by the At Home estate. Under the terms of a separation agreement with our former broadband subsidiary, which was spun off to Comcast in 2002, the settlement was shared equally between the two parties. The settlement of this litigation did not have a material impact on our results of operations for the three and six months ended June 30, 2005.
      Class action lawsuits filed in California on behalf of At Home shareholders, which alleged AT&T breached fiduciary obligations, have been dismissed and are on appeal.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      In February 2005, the FCC ruled against AT&T and its petition for a declaratory ruling that our enhanced prepaid card services is an interstate information service. Following this decision, Qwest Communication International, Inc. (Qwest) filed a lawsuit against us asserting claims for breach of federal and state tariffs, unjust enrichment, fraudulent misrepresentation and breach of contract. Qwest seeks unspecified damages. Recently, other carriers, including BellSouth, have filed similar lawsuits in various jurisdictions, all seeking unspecified damages.

11.	Segment Reporting
      Our results are segmented according to the customers we service: AT&T Business Services and AT&T Consumer Services.
      AT&T Business Services provides a variety of communication services to various-sized businesses and government agencies including long distance, international, toll-free and local voice, including wholesale transport services, as well as data services and Internet protocol and enhanced (IP&E) services, which includes the management of network servers and applications. AT&T Business Services also provides outsourcing solutions and other professional services.
      AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services, such as domestic and international dial services (long distance or local toll calls where the number “1” is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these services represent stand-alone long distance services and are not offered in conjunction with any other service. AT&T Consumer Services also provides dial-up Internet services, and all distance services, which generally bundle long distance, local and local toll.
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

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Revenue

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services
Long distance voice services	$2,080	$2,386	$4,248	$4,999
Local voice services	364	404	735	793

Total voice services	2,444	2,790	4,983	5,792
Data services	1,518	1,690	3,103	3,405
IP&E services	619	565	1,208	1,118

Total data and IP&E services	2,137	2,255	4,311	4,523
Outsourcing, professional services and other	574	566	1,180	1,168

Total AT&T Business Services	5,155	5,611	10,474	11,483
AT&T Consumer Services
Stand-alone long distance voice and other services	974	1,327	1,999	2,789
Bundled services	619	684	1,279	1,329

Total AT&T Consumer Services	1,593	2,011	3,278	4,118

Total reportable segments	6,748	7,622	13,752	15,601

Corporate and Other	12	14	23	25

Total revenue	$6,760	$7,636	$13,775	$15,626

Reconciliation of Operating Income to Income before Income Taxes and Net Earnings Related to Equity Investments

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$528	$152	$1,116	$235
AT&T Consumer Services	489	240	1,064	611

Total reportable segments	1,017	392	2,180	846
Corporate and Other	(198)	(44)	(291)	(217)

Operating income	819	348	1,889	629
Other (expense) income, net	(153)	36	(123)	(138)
Interest (expense)	(169)	(191)	(372)	(419)

Income before income taxes and net earnings related to equity investments	$497	$193	$1,394	$72

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
AT&T Business Services	$19,878	$20,621
AT&T Consumer Services	615	743

Total reportable segments	20,493	21,364
Corporate and Other*	8,588	11,440

Total assets	$29,081	$32,804

*	Includes cash of $1.3 billion at June 30, 2005 and $3.0 billion at December 31, 2004.

Capital Additions

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$387	$463	$719	$933
AT&T Consumer Services	—	15	—	28

Total reportable segments	387	478	719	961
Corporate and Other	6	2	9	4

Total capital additions	$393	$480	$728	$965

Geographic Information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue(1)
United States(2)	$6,345	$7,242	$12,933	$14,851
International	415	394	842	775

Total revenue	$6,760	$7,636	$13,775	$15,626

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Long-Lived Assets(3)
United States(2)	$14,431	$14,968
International	1,662	1,804

Total long-lived assets	$16,093	$16,772

(1)	Revenue is reported in the geographic area in which it originates.

(2)	Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3)	Long-lived assets include property, plant and equipment, net; goodwill and other purchased intangibles, net.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in adjustments to our operating segments in the future.

12.	New Accounting Pronouncements
      In June 2005, the FASB issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FAS 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. We have evaluated the impact to our operations in EU countries that have adopted legislation and have deemed these costs to be immaterial. We will continue to evaluate the impact as other EU-member countries enact legislation. However, if the remaining EU-member countries enact similar legislation, we do not expect a material impact to our results of operations.
      In March 2005, the FASB issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN 47 on our results of operations, financial position and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003, using the nominal vesting approach. Had we used the non-substantive vesting method, which will be required upon adoption, our results of operations would not have been materially different from those reported in the first half of 2005 and 2004. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our results of operations.
      In December 2004, the FASB issued FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. In an effort to assist taxpayers with the interpretation of the repatriation provision of the Act, in May 2005, the United States Department of Treasury issued detailed guidance on certain technical aspects that required clarification. The deduction remains dependent upon a number of requirements and the amount of the deduction is subject to potential local country restrictions on remittances, as well as to management’s decisions with respect to any repatriation. Based upon the new guidance issued in second quarter of 2005, we are considering possible qualifying dividend remittances of approximately $0.1 billion, which, after consideration of deferred taxes previously provided on foreign earnings, we estimate would result in a one-time income tax benefit in 2005 of approximately $10 million. We expect to complete our evaluation of the impact of the Act during 2005.

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
      Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T Corp. may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

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
      The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T’s consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and financial condition as of June 30, 2005 and December 31, 2004.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
      AT&T Corp. (AT&T) is among the world’s communications leaders, providing voice and data communications services to large and small businesses, consumers and government agencies. We provide domestic and international long distance, regional and local communications services, data and Internet services.
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
Consolidated Results of Operations

Revenue

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$5,155	$5,611	$10,474	$11,483
AT&T Consumer Services	1,593	2,011	3,278	4,118
Corporate and Other	12	14	23	25

Total revenue	$6,760	$7,636	$13,775	$15,626

      Total revenue decreased $0.9 billion, or 11.5%, in the second quarter of 2005 and decreased $1.9 billion, or 11.8%, in the first half of 2005, compared with the same periods of 2004. These decreases were primarily driven by continued declines in stand-alone long distance voice revenue of approximately $0.7 billion in the second quarter of 2005 and $1.5 billion in the first half of 2005, compared with the same periods of 2004. These declines were reflective of increased competition, which has led to lower prices, and loss of market share in AT&T Consumer Services and small- and medium-sized business markets. In addition, stand-alone long distance revenue was negatively impacted by substitution. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) decreased approximately 5% in the second quarter of 2005 and approximately 6% in the first half of 2005, compared with the respective periods of 2004, primarily due to declines in consumer and business retail volumes. Also contributing to the overall revenue decline was lower data services revenue of $0.2 billion in the second quarter of 2005 and $0.3 billion in the six months ended June 30, 2005, compared with the respective periods of 2004, primarily driven by competitive pricing pressure and technology migration.
      Revenue by segment is discussed in greater detail in the Segment Results section.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Operating Expenses

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Access and other connection	$2,390	$2,481	$4,794	$5,119
Costs of services and products	1,560	1,759	3,188	3,623
Selling, general and administrative	1,325	1,763	2,602	3,507
Depreciation and amortization	630	1,231	1,266	2,481
Asset impairment and net restructuring and other charges	36	54	36	267

Total operating expenses	$5,941	$7,288	$11,886	$14,997

Operating income	$819	$348	$1,889	$629
Operating margin	12.1%	4.6%	13.7%	4.0%
      Included within access and other connection expenses are costs we pay to connect calls using the facilities of other service providers, as well as the Universal Service Fund contributions and per-line charges mandated by the Federal Communications Commission (FCC). We pay domestic access charges to local exchange carriers to complete long distance calls carried across the AT&T network and originated or terminated on a local exchange carrier’s network. We also pay local connectivity charges for leasing components of local exchange carrier networks in order to provide local service to our customers. International connection charges paid to telephone companies to connect international calls are also included within access and other connection expenses. Universal Service Fund contributions are charged to all telecommunications carriers by the FCC based on a percentage of state-to-state and international services revenue to provide affordable services to eligible customers. In addition, the FCC assesses charges on a per-line basis. Since most of the Universal Service Fund contributions and per-line charges are passed through to the customer, a change in these rates generally results in a corresponding change in revenue.
      Access and other connection expenses decreased $0.1 billion, or 3.7%, in the second quarter of 2005 and $0.3 billion, or 6.3%, for the first half of 2005, compared with the same periods of 2004. These declines were primarily attributable to lower volumes relating to domestic access and local connectivity charges of $0.1 billion and $0.2 billion for the second quarter of 2005 and the first half of 2005, respectively. In addition, the declines were due to lower average rates, including the impact of settlements, as well as changes in product and country mix relating to domestic access and international connection charges, totaling $0.1 billion for the second quarter of 2005 and $0.2 billion for the year-to-date period. The decreased rates reflect a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as the impact of rate negotiations and more efficient network usage. These declines were partially offset by an increase in Universal Service Fund contributions of $0.1 billion for the second quarter and the first half of 2005 due to higher assessable revenue.
      Costs of services and products include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.
      Costs of services and products decreased $0.2 billion, or 11.3%, in the second quarter of 2005 and $0.4 billion, or 12.0%, for the first half of 2005, compared with the same periods of 2004. These declines were primarily driven by a lower provision for uncollectible receivables, resulting from improved collections and lower revenue. Also contributing to the decline was the overall impact of cost cutting initiatives, primarily headcount reductions, as well as lower revenue.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      Selling, general and administrative expenses decreased $0.4 billion, or 24.8%, in the second quarter of 2005, and $0.9 billion, or 25.8%, for the first half of 2005, compared with the same periods of 2004. These declines were primarily attributable to lower marketing and customer acquisition spending of $0.3 billion in the second quarter of 2005 and $0.5 billion for the first half of 2005, primarily as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. In addition, the declines reflect cost control efforts throughout AT&T, as well as lower costs resulting from decreased customer levels, totaling $0.2 billion and $0.5 billion for the three and six months ended June 30, 2005, respectively. Cost control efforts included headcount reductions, as well as continued process improvements. These declines were partially offset by increased costs relating to the pending merger with SBC of $0.1 billion for the second quarter and first half of 2005.
      Depreciation and amortization expenses decreased $0.6 billion, or 48.8%, in the second quarter of 2005, and $1.2 billion, or 49.0%, for the first half of 2005, compared with the same periods of 2004. These decreases were primarily attributable to asset impairment charges of $11.4 billion recorded in the third quarter of 2004, which decreased depreciation and amortization expense by approximately $0.5 billion in the second quarter of 2005 and $1.1 billion in the first half of 2005. Capital expenditures were $0.4 billion and $0.5 billion for the three months ended June 30, 2005 and 2004, respectively, and were $0.7 billion and $1.0 billion for the six months ended June 30, 2005 and 2004, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of Internet protocol and enhanced (IP&E) services and data services, both of which include managed services.
      Asset impairment and net restructuring and other charges of $36 million for the three and six months ended June 30, 2005, consisted of $45 million of facility closing reserves and a related $5 million asset impairment charge in connection with leasehold improvements in these facilities. These activities were partially offset by the net reversal of $14 million of excess preexisting business restructuring liabilities.
      The $45 million of facility closing reserves were associated with the continued consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities primarily resulting from workforce reductions. Facility closing charges of $43 million were recorded in the Corporate and Other group and $2 million in AT&T Business Services. Additionally, the Corporate and Other group and AT&T Business Services recorded $2 million and $3 million, respectively, of leasehold improvement impairment charges.
      During the second quarter, management reevaluated preexisting business restructuring reserves and determined the actual or revised estimates of separation and related benefit payments differed from the estimates initially made, resulting in a net reversal of $14 million. AT&T Business Services recorded $23 million of the reversal and the Corporate and Other group recorded $1 million. AT&T Consumer Services recorded an additional $10 million as a result of this review. The adjustment to these reserves did not result from changes to the actual or planned headcount separations.
      Asset impairment and net restructuring and other charges of $54 million for the three months ended June 30, 2004, consisted primarily of business restructuring activities associated with employee separations related to AT&T Business Services. This activity resulted from the continued integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. This exit plan impacted approximately 625 employees (more than half of which were involuntary), approximately 35% of whom were managers.
      Asset impairment and net restructuring and other charges of $267 million for the six months ended June 30, 2004, were comprised of business restructuring obligations of $145 million, primarily related to AT&T Business Services and real estate impairment charges of $122 million included in the Corporate and Other group.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      The business restructuring obligations consisted of $104 million of separation costs and $41 million of facility closing obligations. The separations, of which slightly less than half were managers, were primarily involuntary and impacted approximately 1,405 employees as a result of integration and automation of various functions within network operations, as well as reorganizations throughout our non-U.S. operations. The facility closing reserves were primarily associated with the consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      The real estate impairment charges resulted from the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. The impairment charge was recorded to reduce the book value of the five properties to fair market value based on third party assessments (including broker appraisals). The sale of the properties was completed in 2004.
      Operating income increased $0.5 billion, or 135.4%, in the second quarter of 2005 and increased $1.3 billion, or 200.5%, in the first half of 2005, compared with the same periods of 2004. As a result of the third quarter 2004 asset impairment charges, operating income for the three and six months ended June 30, 2005 included $0.5 billion and $1.1 billion, respectively, of benefits due to lower depreciation on the impaired assets. Operating margin improved 7.5 percentage points in the second quarter of 2005 and 9.7 percentage points in the first half of 2005, compared with the same periods of 2004. The benefits due to lower depreciation positively impacted the margins for the three and six months ended June 30, 2005 by 8.1 points and 7.9 points, respectively. Deal costs relating to the pending merger with SBC and the second quarter 2005 asset impairment and net restructuring and other charges negatively impacted operating margins for the three and six months ended June 30, 2005. Asset impairment and net restructuring and other charges also negatively impacted the three and six months ended June 30, 2004 operating margins. The remaining operating margin improvements in the second quarter and first half of 2005 were primarily attributable to improved margins in AT&T Consumer Services resulting primarily from greater rates of decline in selling, general and administrative expenses in relation to revenue, partially offset by lower margins in AT&T Business Services, which were primarily reflective of the declining higher-margin long distance retail voice and data businesses coupled with a shift to lower-margin products. See Segment Results section for more details.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Other (expense) income, net	$(153)	$36	$(123)	$(138)
      Other (expense) income, net, in the second quarter of 2005 was expense of $0.2 billion compared with income of $36 million in the second quarter of 2004. The unfavorable variance was primarily due to $0.2 billion of losses associated with the early repurchase of long-term debt in 2005. Other (expense) income, net, for the first half of 2005 compared with the same period of 2004 was relatively flat, reflecting lower losses on early repurchases of long-term debt, which were largely offset by settlements in 2004 associated with business dispositions and legal settlements.
      We continue to hold $0.5 billion of investments in leveraged leases, including leases of commercial aircraft, which we lease to domestic airlines, as well as aircraft-related companies. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, we could record additional losses associated with our aircraft lease portfolio. In addition, in the event of bankruptcy or

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and, accordingly, a cash tax expense.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Interest (expense)	$(169)	$(191)	$(372)	$(419)
      Interest (expense) decreased 11.2%, or $22 million, in the second quarter of 2005 compared with the second quarter of 2004, and decreased 11.2%, or $47 million, in the first half of 2005 compared with the first half of 2004. These declines were reflective of our early debt redemptions and scheduled debt maturities in 2004 and 2005, partially offset by the impact of interest rate step-ups on certain bonds as a result of long-term debt ratings downgrades in 2004.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
(Provision) benefit for income taxes	$(198)	$(87)	$(566)	$339
Effective tax rate	39.7%	44.4%	40.5%	(469.0)%
      The effective tax rate is the (provision) benefit for income taxes as a percentage of income before income taxes. The effective tax rate in the second quarter and first half of 2005 was negatively impacted by costs associated with our pending merger with SBC. The effective tax rate in the second quarter of 2004 was negatively impacted by a catch-up effect resulting from an increase in the estimated annual 2004 effective tax rate, as a result of lower projected annual income before income taxes relative to our estimated permanent differences. The effective tax rate in the first half of 2004 was positively impacted by 513.7 percentage points due to the reversal of a portion of the valuation allowance we recorded in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue(1)
Long distance voice services	$2,080	$2,386	$4,248	$4,999
Local voice services	364	404	735	793

Total voice services	2,444	2,790	4,983	5,792
Data services	1,518	1,690	3,103	3,405
IP&E services	619	565	1,208	1,118

Total data and IP&E services	2,137	2,255	4,311	4,523
Outsourcing, professional services and other	574	566	1,180	1,168

Total revenue	$5,155	$5,611	$10,474	$11,483
Operating income	$528	$152	$1,116	$235
Capital additions	$387	$463	$719	$933

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$19,878	$20,621

(1)	Revenue includes equipment and product sales of $97 million and $64 million for the three months ended June 30, 2005 and 2004, respectively, and $192 million and $138 million for the six months ended June 30, 2005 and 2004, respectively.

Revenue
      AT&T Business Services revenue decreased $0.5 billion, or 8.1%, in the second quarter of 2005 and $1.0 billion, or 8.8%, in the first half of 2005, compared with the same prior-year periods. These declines reflect continued pricing pressure in traditional long distance voice and data services as well as declines in retail volumes.
      Long distance voice revenue in the second quarter of 2005 declined $0.3 billion, or 12.8%, and declined $0.8 billion, or 15.0%, in the first half of 2005, compared with the same prior-year periods. These declines were driven by a decrease in the average price per minute in both the retail and wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Partially offsetting these declines was an increase in lower-priced wholesale minutes. Total long distance volumes increased about 1% in the second quarter of 2005 and declined approximately 1% in the first half of 2005, compared with the same prior-year periods.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      Data services revenue for the second quarter of 2005 declined $0.2 billion, or 10.2%, and $0.3 billion, or 8.9%, in the first half of 2005, compared with the same prior-year periods. The declines were primarily driven by competition, which has led to declining prices. In addition the decline was attributable to weak demand and technology migration, primarily in packet services and managed data services. For the first half of 2005 compared with the same period of 2004, this decline was partially offset by a customer disconnect of prepaid network capacity, which positively impacted the growth rate by approximately 1.0 percentage points.
      Local voice services revenue declined $40 million, or 9.9%, in the second quarter of 2005, and $58 million, or 7.3%, in the first half of 2005, compared with the same prior-year periods. The decrease in both periods reflect declines in reciprocal compensation revenue (revenue generated when local exchange carriers use our local network to terminate calls), lower payphone-related revenue as a result of the sale of our payphone business and declines in our “All-in-One” bundled offer.
      IP&E services revenue increased $54 million, or 9.5%, in the second quarter of 2005, and $90 million, or 8.0%, in the first half of 2005, compared with the same prior-year periods. The increases were primarily attributable to growth in our customer base associated with advanced products such as E-VPN (Enhanced Virtual Private Network) and IP-enabled frame relay services, partially offset by declines in Managed Internet Access.
      Outsourcing, professional services and other revenue grew 1.7% in the second quarter of 2005, and 1.1% in the first half of 2005, compared with the same periods of 2004. Performance was positively impacted by increased equipment sales, which had an approximate 2.5 percentage point benefit to the total growth rate for the second quarter 2005 and 1.5 percentage point benefit for the first half of 2005, as well as continued strength in professional services for both government and retail customers. Partially offsetting this was the impact of customers terminating contracts.

Operating Income
      Operating income increased $0.4 billion, or 248.2%, in the second quarter of 2005 and $0.9 billion, or 375.1%, in the first half of 2005, compared with the same periods of 2004. As a result of the third quarter 2004 asset impairment charges, the second quarter and first half of 2005 included a net benefit of $0.5 billion and $1.0 billion, respectively, due to lower depreciation on the impaired assets. Exclusive of these items, the decline in operating income in the second quarter and first half of 2005 reflects decreased long distance voice and data services revenue resulting from continued competitive pricing pressures. The second quarter 2005 operating income decline also reflects the impact of favorable access expense settlements which occurred in 2004. Partially offsetting these declines was lower asset impairment and net restructuring and other charges in the second quarter and year to date periods of 2005, which reflects net reversal of $18 million related to excess preexisting reserves.
      Operating margin was 10.2% and 2.7% for the second quarter of 2005 and 2004, respectively. For the six-month period ending June 30, 2005 and 2004, operating margin was 10.7% and 2.0%, respectively. The net depreciation benefit positively impacted second quarter 2005 operating margin by 9.9 percentage points and the first half of 2005 operating margin by 9.8 percentage points. The asset impairment and net restructuring and other charges positively impacting second quarter and first half of 2005 operating margin by 0.3 percentage points and 0.2 percentage points respectively while negatively impacting second quarter and first half of 2004 operating margin by 0.9 and 1.3 percentage points, respectively. Excluding the impacts of these items, the decreased margins were primarily reflective of the declining higher-margin long distance retail voice and data businesses coupled with a shift to lower-margin products, such as advanced and wholesale services.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Other Items
      Capital additions were $0.4 billion in the second quarter of 2005, and were $0.7 billion for the six months ended June 30, 2005. We continue to concentrate the majority of capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services.
      Total assets declined $0.7 billion, or 3.6%, at June 30, 2005, from December 31, 2004, primarily driven by lower net property, plant and equipment and internal-use software as a result of depreciation and amortization expenses, partially offset by capital additions and lower accounts receivable.
AT&T Consumer Services
      AT&T Consumer Services provides a variety of communication services to residential customers. These services include traditional long distance voice services such as domestic and international dial services (long distance or local toll calls where the number “1” is dialed before the call) and calling card services. Transaction services, such as prepaid card and operator-assisted calls, are also offered. Collectively, these represent stand-alone long distance services and are not offered in conjunction with any other service. In addition, AT&T Consumer Services provides dial-up Internet services and all distance services, which generally bundle long distance, local and local toll.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue
Stand-alone long distance voice and other services	$974	$1,327	$1,999	$2,789
Bundled services	619	684	1,279	1,329

Total revenue	$1,593	$2,011	$3,278	$4,118
Operating income	$489	$240	$1,064	$611
Capital additions	$—	$15	$—	$28

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$615	$743

Revenue
      AT&T Consumer Services revenue declined $0.4 billion, or 20.8%, in the second quarter of 2005 and $0.8 billion, or 20.4%, in the first half of 2005, compared with the same prior-year periods. These declines were primarily due to stand-alone long distance voice services, which decreased $0.4 billion to $0.9 billion in the second quarter of 2005, and decreased $0.8 billion to $1.9 billion in the first half of 2005, largely due to the impact of ongoing competition, which has led to a loss of market share, as well as substitution. Partially offsetting the declines in stand-alone long distance voice services were targeted price increases during 2004 and 2005. In addition, bundled revenue decreased due to our third quarter 2004 strategic decision, which contributed to the overall revenue declines.
      Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 30% for the second quarter of 2005, and approximately 29% in the first half of 2005, compared with the same prior-year periods, primarily as a result of competition and wireless and Internet substitution.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Operating Income
      Operating income increased $0.2 billion, or 104.3%, in the second quarter of 2005 and $0.5 billion, or 74.2%, in the six months ended June 30, 2005, compared with the same prior-year periods. Operating margin increased to 30.7% in the second quarter of 2005 from 11.9% in the second quarter of 2004, and to 32.5% for the first half of 2005 from 14.8% in the first half of 2004. As a result of the third quarter 2004 asset impairment charges, operating income for the three and six months ended June 30, 2005, included $35 million and $66 million, respectively, of benefits due to lower depreciation on assets impaired by AT&T Consumer Services, as well as lower network-related charges from AT&T Business Services. The increases in operating margin were primarily due to greater rates of decline in selling, general and administrative expenses and costs of services and products in relation to revenue. The declines in selling, general and administrative expenses reflected reductions in sales and marketing expenses, primarily due to our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. Costs of services and products declined primarily due to reduced bad debt expenses as a result of improved collections and lower revenue. Also contributing to the increase in operating margin were targeted price increases during 2004 and 2005. These increases in operating margin were partially offset by a lower rate of decline in access and other connection expenses relative to revenue.

Other Items
      Capital additions declined $15 million during the first quarter of 2005, and $28 million for the first half of 2005 compared with the same prior-year periods, primarily due to our change in strategic focus.
      Total assets declined $0.1 billion at June 30, 2005, from December 31, 2004. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.
Corporate and Other
      This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue	$12	$14	$23	$25
Operating (loss)	$(198)	$(44)	$(291)	$(217)
Capital additions	$6	$2	$9	$4

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$8,588	$11,440

Operating (Loss)
      Operating (loss) increased $154 million to $(198) million for the second quarter of 2005 and increased $74 million to $(291) million for the first half of 2005, compared with the same periods of 2004. The increase in operating (loss) in the second quarter of 2005 compared with the second quarter of 2004 was primarily due to costs relating to the pending merger with SBC and higher asset impairment and net restructuring and other charges recorded in the second quarter of 2005. The increased loss for the six months ended June 30, 2005, compared with the same period of 2004, was primarily due to costs relating to the pending merger with SBC as

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
well as increased pension expenses primarily as a result of higher loss amortization and a lower expected return resulting from a 25 basis point decrease in both the discount rate and the expected rate of return in 2005. Partially offsetting these increases to the loss were lower asset impairment and net restructuring and other charges in 2005 compared with 2004. In 2005, we recorded $44 million of asset impairment and net restructuring and other charges primarily related to the continued consolidation of our real estate portfolio. In 2004, we recorded $0.1 billion of real estate impairment charges to write-down held-for-sale facilities, all of which were sold during 2004.

Other Items
      Total assets decreased $2.9 billion to $8.6 billion at June 30, 2005, from December 31, 2004. This decrease was primarily driven by the maturity of debt and related combined interest rate foreign currency swap agreements in February 2005, as well as the April 2005 early redemption of debt.
Financial Condition

	At	At
	June 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$29,081	$32,804
Total liabilities	$21,602	$25,785
Total shareowners’ equity	$7,479	$7,019
      Total assets declined $3.7 billion, or 11.3%, to $29.1 billion at June 30, 2005, compared with December 31, 2004. Total assets declined primarily as a result of cash payments made related to scheduled maturities of debt as well as the April 2005 debt repurchase and common stock dividend payments. Cash from operations partially offset these declines (see “Liquidity” discussion for further details). Total assets also declined due to depreciation expense recorded during the period, lowering property, plant and equipment. While not impacting total assets, the release of restricted cash and the settlement of a hedge related to debt that matured in February 2005, resulted in a decrease in other current assets with a corresponding increase to cash.
      Total liabilities decreased $4.2 billion, or 16.2%, to $21.6 billion at June 30, 2005, compared with December 31, 2004. The decrease in total liabilities was primarily due to a lower debt balance of $3.0 billion, attributable to scheduled repayments of debt as well as an April 2005 debt repurchase. Additionally, short-term and long-term compensation and benefit-related liabilities declined by $0.6 billion, primarily due to the payment of year-end bonus and salary accruals, employee separation payments and a contribution to the postretirement benefit trust, partially offset by higher pension and postretirement benefit accruals.
      Total shareowners’ equity increased $0.5 billion, or 6.5%, to $7.5 billion at June 30, 2005, compared with December 31, 2004. This increase was primarily due to net income for the period, partially offset by dividends declared.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Liquidity

	For the Six Months
	Ended June 30,

	2005	2004

	(Dollars in millions)
Cash Flows:
Provided by operating activities	$1,353	$2,463
Provided by (used in) investing activities	79	(944)
Used in financing activities	(3,217)	(3,413)

Net decrease in cash and cash equivalents	$(1,785)	$(1,894)

      Net cash provided by operating activities of $1.4 billion for the six months ended June 30, 2005, declined $1.1 billion from $2.5 billion in the comparable prior-year period, largely driven by the declining stand-alone long distance voice and data businesses. In addition, the year-over-year decrease reflects payments in the second quarter of 2005 for settlements of the At Home Corporation and AT&T shareholder lawsuits of $220 million net of amounts collected from Comcast (see note 10), as well as higher employee separation payments in 2005. Favorably impacting cash flows in 2005 compared with 2004 was our continued focus on controlling costs.
      Our investing activities resulted in net cash provided of $79 million in the six months ended June 30, 2005, compared with a net use of cash of $0.9 billion in the first six months of 2004, primarily reflecting the release of restricted cash related to debt that matured in February 2005, as well as a reduction in capital expenditures. Also contributing to the increase were higher proceeds from sales of property, plant and equipment and businesses.
      During the first half of 2005, net cash used in financing activities was $3.2 billion compared with $3.4 billion in the first half of 2004. During 2005, we made net payments of $3.0 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments) as a result of scheduled maturities and an April 2005 debt repurchase, and paid dividends of $0.4 billion. In addition, reflected as an other financing activity in 2005 was the receipt of approximately $0.3 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the scheduled repayment of debt. During 2004, we made net payments of $3.4 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt, and paid dividends of $0.4 billion. Reflected as an other financing item in 2004 was the receipt of approximately $0.4 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the early repayment of Euro notes during 2004.

Working Capital and Other Sources of Liquidity
      At June 30, 2005, our working capital ratio (current assets divided by current liabilities) was 0.92.
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
      In the event we need additional financing and SBC agreed to such financing, we could utilize the AT&T Business Services’ 364-day accounts receivable securitization facility, which has been extended through July 2006. The amended AT&T Business Services facility provides for up to $0.8 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitization facility are recorded as borrowings and are included in short-term debt. Approximately $0.1 billion was outstanding under the facility at June 30, 2005. On May 6, 2005, we repaid $0.1 billion of borrowings outstanding under the AT&T Consumer Services facility and subsequently terminated this facility. In addition, we have $2.4 billion remaining under a universal shelf registration.
      Further financing is available through the $1.0 billion syndicated 364-day credit facility that was entered into on October 6, 2004. No borrowings are currently outstanding under the facility. Up to $0.5 billion of the facility can be utilized for letters of credit, which reduces the amount available. At June 30, 2005, no letters of credit were outstanding under the facility.
      On April 1, 2005, we entered into a $0.3 billion credit facility maturing on March 20, 2006. This credit facility collateralizes our letters of credit issued in the normal course of business, which were previously issued against the $0.5 billion sub-limit in our existing $1.0 billion syndicated 364-day credit facility maturing in October 2005. At June 30, 2005, approximately $0.3 billion of letters of credit were outstanding under this facility.
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
      Both the $1.0 billion credit facility and the securitization facility contain financial covenants that require us to meet a debt-to-EBITDA (defined as operating income plus depreciation and amortization expenses excluding any asset impairment or net restructuring and other charges) ratio not exceeding 2.25 to 1 (calculated pursuant to the credit facility) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the credit facility) for four consecutive quarters ending on the last day of each fiscal quarter. At June 30, 2005, we were in compliance with these covenants.

Credit Ratings and Related Debt Implications
      As of June 30, 2005, our credit ratings were as follows:

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
      Our access to capital markets, as well as the cost of our borrowings, are affected by our debt ratings. If our debt ratings were downgraded, we would be required to pay higher rates on certain existing debt and could be required to post cash collateral for certain interest-rate swaps in which we were in a net payable position. Additionally, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at June 30, 2005.
      AT&T is generally the obligor for debt issuances. However, there are some instances in which AT&T is not the obligor, for example, the securitization facilities and certain capital leases. The total debt of these entities, which are fully consolidated, was approximately $0.2 billion at June 30, 2005, and included within short-term and long-term debt.

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
      We anticipate contributing approximately $0.5 billion to the U.S. postretirement benefit plans in 2005, approximately one-half of which was contributed as of June 30, 2005. We expect to contribute approximately $30 million to our U.S. nonqualified pension plan in 2005. No contribution is expected for our U.S. qualified pension plans in 2005.

Contractual Cash Obligations
      We have contractual obligations to purchase certain goods or services from various other parties. During the first half of 2005, we entered into new contracts and modified the commitment amounts of certain existing contracts, including commitments to utilize network facilities from local exchange carriers, which were previously assessed based on termination fees (see discussion below). The net effect of these changes was an increase to our unconditional purchase obligations of approximately $1.3 billion in 2005, $852 million in aggregate for 2006 and 2007, and $54 million in aggregate for 2008 and 2009. A portion of the 2005 obligation was satisfied in the first half of 2005. Also during the first half of 2005, we entered into contracts under which we have calculated the minimum obligation for such agreements based on termination fees that can be paid to exit the contract. In addition, we modified existing contracts that contained termination fees. The net effect of these changes is an increase to termination fees of approximately $32 million in 2005, $98 million in aggregate for 2006 and 2007, $23 million in aggregate for 2008 and 2009 and $2 million in 2010 and beyond. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
      We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discount rates, we assessed our minimum commitment based on the penalties to exit the contracts, assuming we exit the contracts as of December 31 of each year. During the first six months of 2005, we entered into new contracts with local exchange carriers, which had minimum purchase requirements and therefore are discussed above and no longer assessed based on termination fees. In addition, the termination fees with other local exchange carriers changed based on increases or decreases to the level of services purchased. The net effect of these changes resulted in a decrease to termination fees of approximately $0.4 billion in 2005 and an increase of approximately $0.7 billion in aggregate for 2006 and 2007 and

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
approximately $0.2 billion in aggregate for 2008 and 2009. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
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
Recently Issued Accounting Pronouncements
      In June 2005, the FASB issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FAS 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. We have evaluated the impact to our operations in EU countries that have adopted legislation and have deemed these costs to be immaterial. We will continue to evaluate the impact as other EU-member countries enact legislation. However, if the remaining EU-member countries enact similar legislation, we do not expect a material impact to our results of operations.
      In March 2005, the FASB issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN 47 on our results of operations, financial position and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003, using the nominal vesting approach. Had we used the non-substantive vesting method, which will be required upon adoption, our results of operations would not have been materially different from those reported in the first half of 2005 and 2004. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our results of operations.
      In December 2004, the FASB issued FASB Staff Position FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. In an effort to assist taxpayers with the interpretation of the repatriation provision of the Act, in May 2005, the United States Department of Treasury issued detailed guidance on certain technical aspects that required clarification. The deduction remains dependent upon a number of requirements and the amount of the deduction is subject to potential local country restrictions on remittances, as well as to management’s decisions with respect to any repatriation. Based upon the new guidance issued in second quarter of 2005, we are considering possible qualifying dividend remittances of up to approximately $0.1 billion, which, after consideration of deferred taxes previously provided on foreign earnings, we estimate would result in a one-time income tax benefit in 2005 of up to approximately $10 million. We expect to complete our evaluation of the impact of the Act during 2005.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The information required by this Item is contained in the section entitled “Risk Management” in Item 2.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or l5d-15 or otherwise that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Refer to Part 1, Footnote 10, “Commitments and Contingencies” for discussion of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table contains information about our purchases of our equity securities during the second quarter of 2005.
Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar value) of
			(or Units)	Shares or Units
	Total Number	Average Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
	(or Units)	Share	Announced Plans	Under the Plans
Period	Purchased(1)(2)	(or Unit)	or Programs	or Programs

April 1, 2005 to April 30, 2005	16,493	$18.8779	0	0
May 1, 2005 to May 31, 2005	8,242	$18.7101	0	0
June 1, 2005 to June 30, 2005	23,116	$18.8362	0	0

Total	47,851	$18.8289	0	0

(1)	Represents restricted stock units and performance shares redeemed to pay taxes related to the vesting of restricted stock units and performance shares awarded under employee benefit plans.

(2)	Does not include shares purchased in the open market by the trustee of our Shareowner Dividend Reinvestment and Stock Purchase Plan as follows: 15,010 shares in April at an average price paid per share of $18.8648; 312,803 shares in May at an average price paid per share of $19.1336; and 27,681 shares in June at an average price paid per share of $19.1187.

Item 4.	Submission of Matters to a Vote of Security Holders
      (a) The annual meeting of the shareholders of the registrant was held on June 30, 2005.
      (b) Election of Directors

	Votes

Nominee	For	Withheld

	(In millions)
William F. Aldinger	651	43
Kenneth T. Derr	649	44
David W. Dorman	665	28
M. Kathryn Eickhoff-Smith	661	32
Herbert L. Henkel	671	22
Frank C. Herringer	652	41
Jon C. Madonna	649	44
Donald F. McHenry	660	33
Tony L. White	576	117
      (c) Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement dated May 20, 2005.

      (i) Ratification of Auditors

	For	Against	Abstain

Ratification of the firm of PricewaterhouseCoopers, LLP as the independent auditors to audit the registrant’s financial statements for the year 2005.(*)	663	23	7
	(96.64)%	(3.36)%
      (ii) Directors’ Proposals:

	For	Against	Abstain	Non-Vote

Adopt the merger agreement(**)	567	6	6	114
	(70.76)%	(0.78)%	(0.72)%
Adjourn to permit further solicitation	590	95	8	0
	(85.14)%	(13.76)%
      (iii) Shareholders’ Proposals

	For	Against	Abstain	Non-Vote

No Future Stock Options(*)	42	528	9	114
	(7.41)%	(92.59)%
Link Restricted Stock Unit Vesting
To Performance(*)	111	458	9	114
	(19.57)%	(80.43)%
Executive Compensation(*)	57	508	13	114
	(10.15)%	(89.85)%
Poison Pill(*)	344	224	11	114
	(60.53)%	(39.47)%
Shareholder Approval of Future SERPs(*)	166	399	14	114
	(29.38)%	(70.62)%
Shareholder Ratification of Severance Agreements(*)	379	190	9	114
	(66.58)%	(33.42)%

(*) Percentages are based on the total common shares voted. Approval of this proposal required a majority of the votes.
(**) Percentages are based on the total number of outstanding common shares. Approval of this proposal required a majority of the outstanding shares of AT&T common stock.

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
      (b) Reports on Form 8-K
      During the second quarter of 2005, the following report on Form 8-K was filed and/or furnished: Form 8-K dated April 20, 2005 was filed pursuant to Item 1.01 (Entry into a Material Definitive Agreement), Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits) on April 21, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Corp.

/s/ C.R. Reidy

By: Christopher R. Reidy
Vice President and Controller
Date: August 4, 2005

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