Form 10-Q
period 2005-09-30
AT&T CORP
filed 2005-11-04
CIK 5907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-1105
AT&T Corp.

A New York	I.R.S. Employer
Corporation	No. 13-4924710
One AT&T Way, Bedminster, New Jersey 07921
Telephone — Area Code 908-221-2000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      At October 31, 2005, the following shares of stock were outstanding: AT&T common stock — 803,449,166

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions, except per share amounts)
Revenue	$6,620	$7,638	$20,395	$23,264
Operating Expenses
Access and other connection	2,317	2,411	7,111	7,530
Costs of services and products (excluding depreciation of $409, $409, $1,232 and $2,280 included below)	1,498	1,783	4,686	5,406
Selling, general and administrative	1,228	1,653	3,830	5,160
Depreciation and amortization	623	647	1,889	3,128
Asset impairment and net restructuring and other charges	(1)	12,469	35	12,736

Total operating expenses	5,665	18,963	17,551	33,960

Operating Income (Loss)	955	(11,325)	2,844	(10,696)
Other income (expense), net	10	(34)	(113)	(172)
Interest (expense)	(166)	(192)	(538)	(611)

Income (Loss) Before Income Taxes, Minority Interest (Loss) Income and Net Earnings Related to Equity Investments	799	(11,551)	2,193	(11,479)
(Provision) benefit for income taxes	(279)	4,402	(845)	4,741
Minority interest (loss) income	(1)	—	(1)	1
Net earnings related to equity investments	1	2	9	2

Net Income (Loss)	$520	$(7,147)	$1,356	$(6,735)

Weighted-Average Shares Used to Compute Earnings (Loss) per Share:
Basic	803	795	801	794
Diluted	812	795	809	794
Earnings (Loss) per Basic Share	$0.65	$(8.99)	$1.69	$(8.48)

Earnings (Loss) per Diluted Share	$0.64	$(8.99)	$1.68	$(8.48)

Dividends Declared per Common Share	$0.2375	$0.2375	$0.7125	$0.7125

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Assets
Cash and cash equivalents	$2,837	$3,698
Accounts receivable, less allowances of $401 and $523	2,994	3,195
Deferred income taxes	1,016	1,111
Other current assets	546	1,383

Total Current Assets	7,393	9,387
Property, plant and equipment, net of accumulated depreciation of $2,791 and $1,588	10,845	11,509
Goodwill	4,753	4,888
Other purchased intangible assets, net	290	375
Prepaid pension costs	4,149	3,991
Other assets	2,278	2,654

Total Assets	$29,708	$32,804

Liabilities
Accounts payable and accrued expenses	$2,361	$2,716
Compensation and benefit-related liabilities	1,684	2,193
Debt maturing within one year	522	1,886
Other current liabilities	2,456	2,293

Total Current Liabilities	7,023	9,088
Long-term debt	7,160	8,779
Long-term compensation and benefit-related liabilities	3,240	3,322
Deferred income taxes	1,667	1,356
Other long-term liabilities and deferred credits	2,743	3,240

Total Liabilities	21,833	25,785
Shareowners’ Equity
Common stock, $1 par value, authorized 2,500,000,000 shares; issued and outstanding 803,013,312 shares (net of 171,983,367 treasury shares) at September 30, 2005 and 798,570,623 shares (net of 171,983,367 treasury shares) at December 31, 2004	803	799
Additional paid-in capital	26,787	27,170
Accumulated deficit	(19,824)	(21,180)
Accumulated other comprehensive income	109	230

Total Shareowners’ Equity	7,875	7,019

Total Liabilities and Shareowners’ Equity	$29,708	$32,804

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

	For the Nine Months
	Ended September 30,

	2005	2004

	(Dollars in millions)
AT&T Common Stock
Balance at beginning of year	$799	$792
Shares issued under employee plans	4	2
Other	—	2

Balance at end of period	803	796

Additional Paid-In Capital
Balance at beginning of year	27,170	27,722
Shares issued, net:
Under employee plans	89	57
Other	—	22
Dividends declared	(571)	(566)
Other	99	52

Balance at end of period	26,787	27,287

Accumulated Deficit
Balance at beginning of year	(21,180)	(14,707)
Net income (loss)	1,356	(6,735)
Treasury shares issued at less than cost	—	(4)

Balance at end of period	(19,824)	(21,446)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	230	149
Other comprehensive loss	(121)	(351)

Balance at end of period	109	(202)

Total Shareowners’ Equity	$7,875	$6,435

Summary of Total Comprehensive Income (Loss):
Net income (loss)	$1,356	$(6,735)
Other comprehensive (loss) [net of income taxes of $75 and $192]	(121)	(351)

Total Comprehensive Income (Loss)	$1,235	$(7,086)

AT&T accounts for treasury stock as retired stock. The amount attributable to treasury stock at September 30, 2005 and December 31, 2004, was $(17,011) million.
We have 100 million authorized shares of preferred stock at $1 par value.
The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,

	2005	2004

	(Dollars in millions)
Operating Activities
Net income (loss)	$1,356	$(6,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment and net restructuring and other charges	21	12,662
Net (gains) on sales of assets	(6)	(16)
Loss on early extinguishment of debt	206	301
Depreciation and amortization	1,889	3,128
Provision for uncollectible receivables	122	371
Deferred income taxes	478	(4,469)
Decrease in receivables	90	178
Decrease in accounts payable and accrued expenses	(387)	(488)
Net change in other operating assets and liabilities	(1,012)	(839)
Other adjustments, net	(29)	(82)

Net Cash Provided by Operating Activities	2,728	4,011

Investing Activities
Capital expenditures and other additions	(1,072)	(1,459)
Proceeds from sale or disposal of property, plant and equipment	150	58
Investment distributions and sales	14	37
Net dispositions of businesses	82	8
Decrease in restricted cash	546	7
Other investing activities, net	27	9

Net Cash Used in Investing Activities	(253)	(1,340)

Financing Activities
Retirement of long-term debt, including redemption premiums	(2,723)	(3,711)
Decrease in short-term borrowings, net	(316)	(511)
Issuance of common shares	68	45
Dividends paid on common stock	(570)	(565)
Other financing activities, net	205	345

Net Cash Used in Financing Activities	(3,336)	(4,397)

Net decrease in cash and cash equivalents	(861)	(1,726)
Cash and cash equivalents at beginning of year	3,698	4,353

Cash and Cash Equivalents at End of Period	$2,837	$2,627

The notes are an integral part of the consolidated financial statements.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
      The consolidated financial statements have been prepared by AT&T Corp. (AT&T) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with AT&T’s Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and Form 10-K/ A for the year ended December 31, 2004.

2.	Merger Agreement with SBC Communications Inc.
      On January 31, 2005, AT&T and SBC Communications Inc. (SBC) announced an agreement for SBC to acquire AT&T. Under the terms of the agreement, each AT&T share will be exchanged for 0.77942 of a share of SBC common stock. In addition, at the time of closing, we will pay our shareowners a special dividend of $1.30 per share. At the time of the announcement, this consideration was valued at $19.71 per share, or approximately $16.0 billion. The stock consideration in the transaction is expected to be tax-free to our shareowners. On June 30, 2005, AT&T shareowners voted to approve the proposed merger agreement with SBC. In October 2005, the Department of Justice and the Federal Communications Commission (FCC) approved the merger. The acquisition, which remains subject to approval by other regulatory authorities and customary closing conditions, is expected to close by the end of 2005. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. The terms of certain of our agreements, including contracts, employee benefit arrangements and debt instruments, have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of AT&T.

3.	Summary of Significant Accounting Policies
      We have a Long Term Incentive Program under which stock options, performance shares, restricted stock and other awards in common stock are granted, as well as an Employee Stock Purchase Plan (ESPP). Employee purchases of company stock under the ESPP were suspended in 2003. Effective January 1, 2003, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003. For awards issued prior to January 1, 2003, we apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Under APB Opinion No. 25, no compensation expense has been recognized for stock options, other than for certain occasions when we have modified the terms of the stock option vesting schedule.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      If we had elected to recognize compensation costs based on the fair value at the date of grant of all awards granted prior to January l, 2003, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share amounts would have been as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions, except per share amounts)
Net income (loss)	$520	$(7,147)	$1,356	$(6,735)
Add:
Stock-based employee compensation expense included in reported results, net of income taxes	30	22	81	57
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(44)	(49)	(134)	(145)

Pro forma net income (loss)	$506	$(7,174)	$1,303	$(6,823)

Basic earnings (loss) per share	$0.65	$(8.99)	$1.69	$(8.48)
Pro forma basic earnings (loss) per share	$0.63	$(9.02)	$1.63	$(8.59)
Diluted earnings (loss) per share	$0.64	$(8.99)	$1.68	$(8.48)
Pro forma diluted earnings (loss) per share	$0.62	$(9.02)	$1.61	$(8.59)
      Pro forma stock-based compensation expense reflected above may not be indicative of future compensation expense that may be recorded. Future compensation expense may differ due to various factors, such as the number of awards granted and the market value of such awards at the time of grant, as well as the planned adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” beginning in the first quarter of 2006 (see note 12).
      For a detailed discussion of significant accounting policies, please refer to our Form 10-K/ A for the year ended December 31, 2004.

4.	Supplementary Financial Information

Supplementary Balance Sheet Information

	AT&T	AT&T
	Business	Consumer
	Services	Services	Total

	(Dollars in millions)
Goodwill:
Balance at January 1, 2004	$4,731	$70	$4,801
Translation adjustment	90	—	90
Other	(3)	—	(3)

Balance at December 31, 2004	$4,818	$70	$4,888
Translation adjustment	(92)	—	(92)
Goodwill allocated to sale of payphone business	(43)	—	(43)

Balance at September 30, 2005	$4,683	$70	$4,753

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

	(Dollars in millions)
Other purchased intangible assets:
Customer lists and relationships	$528	$229	$299
Other	275	199	76

Balance at December 31, 2004	$803	$428	$375

Customer lists and relationships	$521	$282	$239
Other	206	155	51

Balance at September 30, 2005	$727	$437	$290

      Amortization expense associated with purchased intangible assets for the three and nine months ended September 30, 2005, was $26 million and $79 million, respectively. Amortization expense for the three and nine months ended September 30, 2004, was $28 million and $89 million, respectively. Amortization expense for purchased intangible assets is estimated to be approximately $110 million for each of the years ending December 31, 2005 and 2006, and approximately $80 million for each of the years ending December 31, 2007 and 2008, at which time the purchased intangible assets will be fully amortized.
      During the third quarter of 2004, we recorded a $15 million impairment charge relating to other purchased intangible assets (customer lists and relationships) (see note 6).

Restricted cash:
      Recorded within other current assets as of December 31, 2004, was restricted cash of $546 million relating to debt that matured in February 2005 (see note 8).

Income taxes payable:
      Recorded within other current liabilities were $574 million and $281 million of income taxes payable as of September 30, 2005 and December 31, 2004, respectively.

Supplementary Shareowners’ Equity Information

	Net Foreign	Net Revaluation	Net	Accumulated
	Currency	of Certain	Minimum	Other
	Translation	Financial	Pension	Comprehensive
	Adjustment	Instruments	Liability	Income (Loss)

	(Dollars in millions)
Accumulated other comprehensive income (loss):
Balance at January 1, 2005	$319	$19	$(108)	$230
Change	(116)	(5)	—	(121)

Balance at September 30, 2005	$203	$14	$(108)	$109

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Nine Months
	Ended September 30,

	2005	2004

	(Dollars in millons)
Other comprehensive (loss):
Net foreign currency translation adjustment [net of income taxes of $72 and $11]	$(116)	$(17)
Net revaluation of certain financial instruments:
Unrealized gains (losses) [net of income taxes of $3 and $(7)]	(6)	11
Recognition of previously unrealized losses (gains) [net of income taxes of $0 and $15](1)	1	(24)
Net minimum pension liability adjustment [net of income taxes of $173]	—	(321)

Total other comprehensive (loss)	$(121)	$(351)

(1)	See table below for a summary of recognition of previously unrealized losses (gains).

	For the Nine Months Ended September 30,

	2005		2004

	Pretax	After Taxes	Pretax	After Taxes

	(Dollars in millions)
Recognition of previously unrealized losses (gains):
Other income (expense), net:
Sale of various securities	$1	$1	$(12)	$(7)
Other financial instrument activity	—	—	(27)	(17)

Total recognition of previously unrealized losses (gains)	$1	$1	$(39)	$(24)

5.	Earnings Per Common Share and Potential Common Share
      Basic earnings (losses) per common share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution (considering the combined income and share impact) that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance if later), and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise, the amount of compensation cost attributed to future service not yet recognized, and any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used to purchase common stock at the average-market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Potentially dilutive securities for all periods presented were stock options, restricted stock units and performance shares. No adjustments were made to income for the computation of diluted EPS. Since AT&T recorded a loss for the three and nine months ended September 30, 2004, diluted loss per share is the same as basic loss per share, as any potentially dilutive securities would be antidilutive.

6.	Asset Impairment and Net Restructuring and Other Charges
      Asset impairment and net restructuring and other charges for the three months ended September 30, 2005, were a net credit of $1 million. During the third quarter of 2005, management reevaluated preexisting restructuring reserves and determined the actual or revised estimated obligations under these reserves differed

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
from the estimates initially made. As a result, a net $11 million of excess preexisting employee separation restructuring liabilities were reversed. These activities were partially offset by an additional $10 million net charge recorded to preexisting facilities closing and other reserves. These adjustments were recorded in the Corporate and Other group and did not result from changes to the actual or planned headcount separations or the number of vacated facilities.
      Asset impairment and net restructuring and other charges of $35 million for the nine months ended September 30, 2005, consisted of $55 million of net facility closing and other reserves and a related $5 million asset impairment charge. These activities were partially offset by the net reversal of $25 million of excess preexisting employee separation restructuring liabilities.
      The net facilities closing and other reserves of $55 million for the nine months ended September 30, 2005, primarily reflected a $45 million charge recorded in the second quarter of 2005 associated with the continued consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities primarily resulting from workforce reductions. In addition, we recorded a $10 million net charge in the third quarter of 2005 based on a reevaluation of preexisting facilities closing and other reserves as discussed above. Facilities closing and other charges of $53 million were recorded in the Corporate and Other group and $2 million in AT&T Business Services. Additionally, the Corporate and Other group and AT&T Business Services recorded $2 million and $3 million, respectively, of leasehold improvement impairment charges related to the second quarter 2005 facilities closing reserve.
      The net reversal of $25 million of excess preexisting employee separation restructuring liabilities for the nine months ended September 30, 2005, was the result of management’s reevaluation of employee separation restructuring reserves. Management determined the actual or revised estimates of separation and related benefit payments differed from the estimates initially made, resulting in a net reversal of $25 million. AT&T Business Services recorded $23 million of the reversal and the Corporate and Other group recorded $12 million. AT&T Consumer Services recorded an additional $10 million charge as a result of this review. The adjustment to these reserves did not result from changes to the actual or planned headcount separations.
      The following table displays the activity and balances of the restructuring reserve account:

	Type of Cost

	Employee	Facility
	Separations	Closings	Other	Total

	(Dollars in millions)
Balance at January 1, 2005	$506	$228	$2	$736
Net charges	(25)	57	(2)	30
Net deductions	(313)	(55)	—	(368)

Balance at September 30, 2005	$168	$230	$—	$398

      Net deductions primarily reflected total cash payments of $368 million. These cash payments include cash termination benefits of $310 million and $58 million of facility closing reserve payments, which were funded primarily through cash from operations.
      Asset impairment and net restructuring and other charges of $12,469 million for the three months ended September 30, 2004, were comprised of $11,389 million of asset impairment charges and $1,080 million of net business restructuring and other obligations.
      In July 2004, we announced a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. As a result of this strategic change, we performed an evaluation of our long-lived assets, including property, plant and equipment and internal-use software (the asset group) as of July 1, 2004, as this strategic change created a “triggering event”

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
necessitating such a review. In assessing impairments for long-lived assets we follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the entity level, as this is the lowest level for which identifiable cash flows are available.
      In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11,389 million represented the difference between the fair values of the asset group and its carrying values and were included within asset impairment and net restructuring and other charges in the consolidated statements of operations. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.
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
      We calculated the fair value of our asset group using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenue, expenses and cash flows projections through 2012. The time horizon was determined based on the estimated remaining useful life of the primary assets in the asset group; the primary assets are those from which the most significant cash flows are generated, principally consisting of the transport central office equipment. Pursuant to SFAS No. 144, the forecasts were developed without contemplation of investments in new products. The 10% discount rate utilized was determined using a weighted-average cost of capital (debt and equity) and was more heavily weighted towards debt given that the asset group, which primarily consisted of tangible assets, can be financed with a larger proportion of debt. When allocating the impairment to the asset categories, market values were utilized, to the extent determinable, to ensure that no asset category was impaired below its fair value.
      The strategic change in business focus also created a “triggering event” for a review of our goodwill. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” for determining impairments. SFAS No. 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.
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
      This exit plan covered separation costs for approximately 11,200 employees (the majority of which were involuntary), approximately 60% of whom were managers. This activity resulted from the continued integration and automation of various functions within network operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies.
      Facility closing reserves of $37 million for the three months ended September 30, 2004, were primarily associated with the continued consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      Asset impairment and net restructuring and other charges of $12,736 million for the nine months ended September 30, 2004, were comprised of $11,511 million of asset impairments and $1,225 million in net business restructuring and other obligations.
      The asset impairment charges of $11,511 million primarily reflect the third quarter asset impairments of $11,389 million as discussed above. In addition, we recorded real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, an impairment charge was recorded, within the Corporate and Other group, to reduce the book value of the five properties to fair-market value based on third-party assessments (including broker appraisals). The sales of these properties have been completed.
      The net restructuring obligations of $1,225 million for the nine months ended September 30, 2004, were primarily comprised of $1,147 million of net employee separations (of which $339 million related to benefit plan curtailment costs) and $78 million of facility closing obligations. These exit plans covered separation costs for approximately 12,600 employees (the majority of which were involuntary), nearly one-half of whom were managers. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies.
      The facility closing reserves of $78 million for the nine months ended September 30, 2004, were primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      Approximately 90% of headcount reductions associated with all of our 2004 exit plans were completed as of September 30, 2005. As of September 30, 2005, we had approximately 39,500 employees compared with approximately 47,600 employees at December 31, 2004.

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

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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

Letters of Credit
      Letters of credit are guarantees we purchase, which ensure our performance or payment to third parties in accordance with specified terms and conditions. Management has determined that our letters of credit do not create additional risk to us. The notional amounts outstanding at September 30, 2005 and December 31, 2004, were $0.3 billion and $1.2 billion, respectively. The decrease in the notional amount of the letters of credit was primarily related to the maturity of debt in February 2005. In addition, restricted cash of $546 million, recorded within other current assets as of December 31, 2004, which collateralized these letters of credit, was released upon maturity of this debt.

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
      In addition, we have combined interest-rate foreign-currency swap agreements for foreign-currency-denominated debt, which hedge our risk to both interest rate and currency movements. As of September 30, 2005, the notional amount and fair value of these contracts was $0.6 billion and $0.3 billion, respectively, compared with $1.4 billion and $0.7 billion, respectively, at December 31, 2004. The decreases in the notional amount and fair value of these agreements were primarily related to the February 2005 maturity of $0.7 billion notional amount of contracts relating to debt that also matured in February 2005.

Foreign Exchange
      We enter into foreign currency contracts to manage our exposure to changes in currency exchange rates related to foreign-currency-denominated transactions. As of September 30, 2005, the notional amount outstanding on these contracts was $0.7 billion compared with $0.6 billion as of December 31, 2004. The increase in the notional amount was primarily attributable to changes in the forward contracts portfolio, the majority of which were not designated for accounting purposes, as well as an increase in our net investment hedges.

Equity Option and Equity Swap Contracts
      We entered into equity options and equity swap contracts, which were undesignated, to manage our exposure to changes in equity prices associated with various equity awards tied to previously affiliated companies. During the first quarter of 2005, all of the previously outstanding equity awards and the related equity option and equity swap contracts expired (notional amount of $29 million).

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Pension, Postretirement and Other Employee Benefit Plans
      We sponsor noncontributory defined benefit pension plans covering the majority of our U.S. employees. Our postretirement benefit plans for current and certain future retirees include health-care benefits, life insurance coverage and telephone concessions.
      The following table shows the components of net periodic benefit (credit) cost for our U.S. plans:

	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$45	$55	$5	$6	$133	$165	$13	$18
Interest cost on benefit obligations	229	231	77	89	686	691	236	268
Amortization of unrecognized prior service cost	21	32	9	13	66	97	28	39
Credit for expected return on plan assets	(335)	(359)	(40)	(45)	(1,004)	(1,078)	(121)	(133)
Amortization of losses	19	1	20	25	59	3	65	75
Net curtailment loss*	—	220	—	119	—	220	—	119

Net periodic benefit (credit) cost	$(21)	$180	$71	$207	$(60)	$98	$221	$386

*	Included in asset impairment and net restructuring and other charges (see note 6).
      In 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health-care benefits. In 2004, we determined that the prescription drug benefit provided to a specific portion of our postretirement benefit plan participants is actuarially equivalent to Medicare Part D.
      In the second quarter of 2005, we determined that the prescription drug benefit provided to the remaining plan participants is also actuarially equivalent to the Medicare Part D benefits and therefore, we expect to be entitled to the federal subsidy. The impact of such expected federal subsidy will not have a significant effect on our accumulated postretirement benefit obligation or net periodic postretirement benefit cost.
      We expect to contribute approximately $550 million to the postretirement benefit plans in 2005. As of September 30, 2005, approximately $400 million of such contributions have been made.

Non-U.S. Plans
      Certain non-U.S. operations have varying types of pension programs providing benefits for substantially all of their employees.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table shows the components of net periodic benefit cost for non-U.S. plans:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Service cost — benefits earned during the period	$6	$5	$18	$17
Interest cost on benefit obligations	9	6	30	25
Credit for expected return on plan assets	(8)	(5)	(26)	(20)
Amortization of losses	2	2	8	7

Net periodic benefit cost	$9	$8	$30	$29

10.	Commitments and Contingencies
      In the normal course of business we are subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to disputes with other carriers, environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005. However, if these matters are adversely settled, such amounts could be material to our consolidated financial statements.
      During the second quarter of 2005, we reached a settlement for $29 million, subject to final approval by the Court, of the class action claims brought by participants in our Long Term Savings Plan for Management Employees (the Plan). The lawsuit alleged we breached our fiduciary duties to the Plan and Plan participants by making materially false and misleading statements and omitting to state material facts concerning our future business prospects. Final approval was received in September 2005. The settlement of this lawsuit did not have a material impact on our results of operations.
      In 2004, following an FCC ruling against a petition we filed in which we asked the FCC to decide the issue of whether certain phone-to-phone Internet protocol (“IP”) telephony services are exempt from paying access charges, SBC filed a lawsuit in federal district court in Missouri asserting claims that we avoided interstate and intrastate access charges. During the first quarter of 2005, AT&T and SBC settled a variety of claims and disputes between the parties, including this litigation. The settlement of all matters resulted in AT&T paying SBC approximately $60 million, which did not have a material impact on our results of operations. Other carriers, including BellSouth Telecommunications, Inc. (BellSouth) have filed similar lawsuits in various jurisdictions. These claims did not specify damages.
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
      In February 2005, the FCC ruled against AT&T and our petition for a declaratory ruling that our enhanced prepaid card services is an interstate information service. Following this decision, Qwest Communications International, Inc. (Qwest) filed a lawsuit against us asserting claims for breach of federal and state tariffs, unjust enrichment, fraudulent misrepresentation and breach of contract. Qwest seeks unspecified

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
damages. Other carriers, including BellSouth, have filed similar lawsuits in various jurisdictions, all seeking unspecified damages.

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

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Revenue

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services
Long distance voice services	$2,063	$2,364	$6,311	$7,363
Local voice services	313	390	1,048	1,183

Total voice services	2,376	2,754	7,359	8,546
Data services	1,505	1,693	4,608	5,098
IP&E services	630	587	1,838	1,705

Total data and IP&E services	2,135	2,280	6,446	6,803
Outsourcing, professional services and other	598	611	1,778	1,779

Total AT&T Business Services	5,109	5,645	15,583	17,128
AT&T Consumer Services
Stand-alone long distance voice and other services	924	1,256	2,923	4,045
Bundled services	575	724	1,854	2,053

Total AT&T Consumer Services	1,499	1,980	4,777	6,098

Total reportable segments	6,608	7,625	20,360	23,226

Corporate and Other	12	13	35	38

Total revenue	$6,620	$7,638	$20,395	$23,264

Reconciliation of Operating Income (Loss) to Income (Loss) before Income Taxes, Minority Interest (Loss) Income and Net Earnings Related to Equity Investments

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$513	$(11,095)	$1,629	$(10,860)
AT&T Consumer Services	541	281	1,605	892

Total reportable segments	1,054	(10,814)	3,234	(9,968)
Corporate and Other	(99)	(511)	(390)	(728)

Operating income (loss)	955	(11,325)	2,844	(10,696)
Other income (expense), net	10	(34)	(113)	(172)
Interest (expense)	(166)	(192)	(538)	(611)

Income (loss) before income taxes, minority interest (loss) income and net earnings related to equity investments	$799	$(11,551)	$2,193	$(11,479)

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
AT&T Business Services	$19,541	$20,621
AT&T Consumer Services	595	743

Total reportable segments	20,136	21,364
Corporate and Other	9,572	11,440

Total assets	$29,708	$32,804

Capital Additions

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$344	$391	$1,063	$1,324
AT&T Consumer Services	—	9	—	37

Total reportable segments	344	400	1,063	1,361
Corporate and Other	6	6	15	10

Total capital additions	$350	$406	$1,078	$1,371

Geographic Information

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue(1)
United States(2)	$6,235	$7,227	$19,168	$22,078
International	385	411	1,227	1,186

Total revenue	$6,620	$7,638	$20,395	$23,264

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Long-Lived Assets(3)
United States(2)	$14,227	$14,968
International	1,661	1,804

Total long-lived assets	$15,888	$16,772

(1)	Revenue is reported in the geographic area in which it originates.

(2)	Includes amounts attributable to operations in Puerto Rico and the Virgin Islands.

(3)	Long-lived assets include property, plant and equipment, net; goodwill and other purchased intangibles, net.

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Reflecting the dynamics of our business, we continually review our management model and structure, which may result in adjustments to our operating segments in the future.

12.	New Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. We have evaluated the impact to our operations in EU countries that have adopted legislation and have deemed these costs to be immaterial. We will continue to evaluate the impact as other EU-member countries enact legislation. However, if the remaining EU-member countries enact similar legislation, we do not expect a material impact to our results of operations.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using APB Opinion No. 25 intrinsic-value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair-value recognition provisions of original SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003, using the nominal-vesting approach. Had we used the non-substantive vesting method, which will be required upon adoption, our results of operations would not have been materially different from those reported for the nine months ended September 30, 2005 and 2004. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for

AT&T CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our results of operations.
      In December 2004, the FASB issued FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. In an effort to assist taxpayers with the interpretation of the repatriation provision of the Act, in May 2005, the United States Department of Treasury issued detailed guidance on certain technical aspects that required clarification. Based upon this guidance, in the third quarter of 2005, we completed our evaluation of the impact of the repatriation provision and recorded an income tax benefit of $6 million related to deferred taxes previously provided on foreign earnings.

13.	Subsequent Events
      On October 5, 2005, we entered into a $0.5 billion 364-day Revolving Credit Facility Agreement (the “Agreement”) with a group of financial institutions, including J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC. The Agreement replaces the $1.0 billion 364-day Revolving Credit Facility Agreement dated October 6, 2004.

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
      Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of AT&T Corp. may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of AT&T, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the impact of existing, new and restructured competitors in the markets in which we compete, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing,

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity,

•	the ongoing global and domestic trend toward consolidation in the telecommunications industry, which may have the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively,

•	the effects of vigorous competition in the markets in which we operate, which may decrease prices charged and change customer mix and profitability,

•	the ability to establish a significant market presence in new geographic and service markets,

•	the availability and cost of capital,

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies,

•	the requirements imposed on us or latitude allowed to competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act or other applicable laws and regulations,

•	the invalidity of portions of the FCC’s Triennial Review Order,

•	the risks associated with technological requirements; wireless, Internet, Voice over Internet Protocol (VoIP) or other technology substitution and changes; and other technological developments,

•	the risks associated with the repurchase by us of debt or equity securities, which may adversely affect our liquidity or creditworthiness,

•	the uncertainties created by the proposed acquisition of our company by SBC Communications, Inc.,

•	the impact of the significant recent reductions in the number of our employees,

•	the results of litigation filed or to be filed against us, and

•	the possibility of one or more of the markets in which we compete being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes, war or other external factors over which we have no control.
      The discussion and analysis that follows provides information management believes is relevant to an assessment and understanding of AT&T’s consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and financial condition as of September 30, 2005 and December 31, 2004.

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
Consolidated Results of Operations

Revenue

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
AT&T Business Services	$5,109	$5,645	$15,583	$17,128
AT&T Consumer Services	1,499	1,980	4,777	6,098
Corporate and Other	12	13	35	38

Total revenue	$6,620	$7,638	$20,395	$23,264

      Total revenue decreased $1.0 billion, or 13.3%, in the third quarter of 2005 and decreased $2.9 billion, or 12.3%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily driven by continued declines in stand-alone long distance voice revenue of $0.6 billion in the third quarter of 2005 and $2.2 billion for the nine months ended September 30, 2005, compared with the same periods of 2004. These declines were reflective of increased competition, which has led to lower prices in the business markets, and loss of market share in AT&T Consumer Services and small- and medium-sized business markets. In addition, stand-alone long distance voice revenue was negatively impacted by substitution. Total long distance voice volumes (including long distance volumes sold as part of a bundled product) increased approximately 3% in the third quarter of 2005 compared with the third quarter of 2004 primarily due to an increase in lower-priced wholesale volumes, partially offset by a decrease in higher-priced consumer and business retail volumes. Total long distance volumes decreased approximately 3% for the nine months ended September 30, 2005, compared with the respective period in 2004, primarily due to declines in consumer and business retail volumes, partially offset by an increase in business wholesale volumes. Also contributing to the overall revenue decline was lower data services revenue of $0.2 billion in the third quarter of 2005 and $0.5 billion for the nine months ended September 30, 2005, compared with the respective periods of 2004, primarily driven by competitive pricing pressure and lower volumes, including the impact of technology migration.
      Revenue by segment is discussed in greater detail in the Segment Results section.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
     Operating Expenses

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Access and other connection	$2,317	$2,411	$7,111	$7,530
Costs of services and products	1,498	1,783	4,686	5,406
Selling, general and administrative	1,228	1,653	3,830	5,160
Depreciation and amortization	623	647	1,889	3,128
Asset impairment and net restructuring and other charges	(1)	12,469	35	12,736

Total operating expenses	$5,665	$18,963	$17,551	$33,960

Operating income (loss)	$955	$(11,325)	$2,844	$(10,696)
Operating margin	14.4%	(148.3)%	13.9%	(46.0)%
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
      Access and other connection expenses decreased $0.1 billion, or 3.9%, in the third quarter of 2005 and $0.4 billion, or 5.6%, for the nine months ended September 30, 2005, compared with the same periods of 2004. The declines were due to lower average rates, as well as changes in product and country mix relating to domestic access and international connection charges, totaling $0.1 billion for the third quarter of 2005 and $0.4 billion for the year-to-date period. The decreased rates reflect a greater proportion of calls that have non-access incurring terminations (such as when a call terminates over our own network or over a leased line), as well as the impact of rate negotiations, settlements and more efficient network usage. In addition, these declines were attributable to lower volumes primarily relating to local service of $0.1 billion for the third quarter of 2005 and lower volumes relating to local and domestic long distance services of $0.3 billion for the nine months ended September 30, 2005. These declines were partially offset by an increase in Universal Service Fund expense of $0.1 billion for the third quarter of 2005 and $0.2 billion for the nine months ended September 30, 2005, primarily due to higher revenue subject to assessment.
      Costs of services and products include the costs of operating and maintaining our networks, the provision for uncollectible receivables and other service-related costs, including cost of equipment sold.
      Costs of services and products decreased $0.3 billion, or 16.0%, in the third quarter of 2005 and $0.7 billion, or 13.3%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These declines were primarily driven by the overall impact of cost cutting initiatives, primarily

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
headcount reductions, as well as lower revenue. Also contributing to the declines was a lower provision for uncollectible receivables, resulting from improved collections and lower revenue.
      Selling, general and administrative expenses decreased $0.4 billion, or 25.7%, in the third quarter of 2005, and $1.3 billion, or 25.8%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These declines were primarily attributable to cost control efforts throughout AT&T, as well as lower costs resulting from decreased customer levels, totaling $0.3 billion and $0.8 billion for the three and nine months ended September 30, 2005, respectively. Cost control efforts included headcount reductions, as well as continued process improvements. In addition, the declines reflect lower marketing and customer acquisition spending of $0.2 billion in the third quarter of 2005 and $0.7 billion for the nine months ended September 30, 2005, primarily as a result of our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. Also impacting the third quarter of 2005 decline compared with the same period in 2004 was a $50 million legal accrual recorded in the third quarter of 2004 associated with the settlement of an AT&T shareholder class action lawsuit. The decline for the nine months ended September 30, 2005, was partially offset by increased costs relating to the pending merger with SBC of $0.1 billion.
      Depreciation and amortization expenses decreased $24 million, or 3.7%, in the third quarter of 2005, and $1.2 billion, or 39.6%, for the nine months ended September 30, 2005, compared with the same periods of 2004. The decline in the third quarter of 2005 compared with the third quarter of 2004 was primarily due to a lower depreciable asset base. The year-to-date decrease was primarily attributable to asset impairment charges of $11.4 billion recorded in the third quarter of 2004, which decreased depreciation and amortization expense by approximately $1.1 billion in the nine months ended September 30, 2005, compared with the same period of 2004. Capital expenditures were $0.3 billion and $0.4 billion for the three months ended September 30, 2005 and 2004, respectively, and were $1.1 billion and $1.4 billion for the nine months ended September 30, 2005 and 2004, respectively. We continue to focus the majority of our capital spending on our advanced services offerings of Internet protocol and enhanced (IP&E) services and data services, both of which include managed services.
      Asset impairment and net restructuring and other charges for the three months ended September 30, 2005, were a net credit of $1 million. During the third quarter of 2005, management reevaluated preexisting restructuring reserves and determined the actual or revised estimated obligations under these reserves differed from the estimates initially made. As a result, a net $11 million of excess preexisting employee separation restructuring liabilities were reversed. These activities were partially offset by an additional $10 million net charge recorded to preexisting facilities closing and other reserves. These adjustments were recorded in the Corporate and Other group and did not result from changes to the actual or planned headcount separations or the number of vacated facilities.
      Asset impairment and net restructuring and other charges of $35 million for the nine months ended September 30, 2005, consisted primarily of net charge of $55 million for facility closing and other reserves and a related $5 million asset impairment charge. These activities were partially offset by the net reversal of $25 million of excess preexisting employee separation restructuring liabilities.
      The net facilities closing and other reserves of $55 million for the nine months ended September 30, 2005, primarily reflected a $45 million charge recorded in the second quarter of 2005 associated with the continued consolidation of our real estate portfolio and reflected the present value of contractual lease obligations, net of estimated sublease income associated with vacant facilities primarily resulting from workforce reductions. In addition, we recorded a $10 million net charge in the third quarter of 2005 based on a reevaluation of preexisting facilities closing and other reserves as discussed above. Net facilities closing and other charges of $53 million were recorded in the Corporate and Other group and $2 million in AT&T Business Services. Additionally, the Corporate and Other group and AT&T Business Services recorded $2 million and $3 million,

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
respectively, of leasehold improvement impairment charges related to the second quarter 2005 facilities closing reserve.
      The net reversal of $25 million of excess preexisting employee separation restructuring liabilities for the nine months ended September 30, 2005, was the result of management’s reevaluation of preexisting employee separation restructuring reserves. Management determined the actual or revised estimates of separation and related benefit payments differed from the estimates initially made, resulting in a net reversal of $25 million. AT&T Business Services recorded $23 million of the reversal and the Corporate and Other group recorded $12 million. AT&T Consumer Services recorded an additional $10 million charge as a result of this review. The adjustment to these reserves did not result from changes to the actual or planned headcount separations.
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
      In July 2004, we announced a strategic change in our business focus away from traditional consumer services and towards business markets and emerging technologies. As a result of this strategic change, we performed an evaluation of our long-lived assets, including property, plant and equipment and internal-use software (the asset group) as of July 1, 2004, as this strategic change created a “triggering event” necessitating such a review. In assessing impairments of long-lived assets we follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We operate an integrated telecommunications network; therefore, we performed our testing of the asset group at the entity level, as this is the lowest level for which identifiable cash flows are available.
      In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group was less than the carrying value of the asset group; therefore, an impairment charge was required. The impairment charges of $11,389 million represented the difference between the fair value of the asset group and its carrying value and were included within asset impairment and net restructuring and other charges in the consolidated statements of operations. The impairment charges resulted from sustained pricing pressure and the evolution of services toward newer technologies in the business market as well as changes in the regulatory environment, which led to a shift away from traditional consumer services.
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
      We calculated the fair value of our asset group using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenue, expenses and cash flows projections through 2012. The time horizon was determined based on the estimated remaining useful life of the primary assets in the asset group; the primary assets are those from which the most significant cash flows are generated, principally consisting of the transport central office equipment. Pursuant to SFAS No. 144, the forecasts were developed without contemplation of investments in new products. The 10% discount rate utilized was determined using a weighted-average cost of capital (debt and equity) and was more heavily weighted towards debt given that the asset group, which primarily consists of tangible assets, can be financed with a larger proportion of debt. When allocating the impairment to the asset categories, market

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
values were utilized, to the extent determinable, to ensure that no asset category was impaired below its fair value.
      The use of different assumptions within our discounted cash flows model when determining fair value, including the selection of the discount rate, could result in different valuations for our long-lived assets. For every percentage point difference in the discount rate selected, the amount of the impairment would have increased or decreased by approximately $0.4 billion.
      The strategic change in business focus also created a “triggering event” for a review of our goodwill. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” for determining impairments. SFAS No. 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.
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
      This exit plan covered separation costs for approximately 11,200 employees (the majority of which were involuntary), approximately 60% of whom were managers. This activity resulted from the continued integration and automation of various functions within network operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies.
      Facility closing reserves of $37 million were primarily associated with the continued consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
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
      The asset impairment charges of $11,511 million primarily reflect the third quarter asset impairments of $11,389 million as discussed above. In addition, we recorded real estate impairment charges of $122 million related to the decision made during the first quarter of 2004 to divest five owned properties in an effort to further reduce costs and consolidate our real estate portfolio. In accordance with SFAS No. 144, an impairment charge was recorded, within the Corporate and Other group, to reduce the book value of the five properties to fair-market value based on third-party assessments (including broker appraisals). The sales of these properties have been completed.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      The net restructuring obligations of $1,225 million for the nine months ended September 30, 2004, were primarily comprised of $1,147 million of net employee separations (of which $339 million related to benefit plan curtailment costs) and $78 million of facility closing obligations. These exit plans covered separation costs for approximately 12,600 employees (the majority of which were involuntary), nearly one-half of whom were managers. These activities resulted from the continued integration and automation of various functions within network operations, reorganizations throughout our non-U.S. operations, and our strategic change in focus away from traditional consumer services and towards business markets and emerging technologies. Nearly one-half of the employees impacted by these exit plans are managers.
      The facility closing reserves of $78 million were primarily associated with the consolidation of our real estate portfolio and reflect the present value of contractual lease obligations, net of estimated sublease income, associated with vacant facilities resulting from workforce reductions and network equipment space that will not be used.
      Operating income (loss) improved to income of $1.0 billion in the third quarter of 2005 compared with a loss of $11.3 billion in the third quarter of 2004. For the nine months ended September 30, 2005, operating income was $2.8 billion compared with a loss of $10.7 billion for the same period of 2004. For the three and nine months ended September 30, 2004, the operating loss included $12.5 billion and $12.7 billion, respectively, of asset impairment and net restructuring and other charges. Also, as a result of the third quarter 2004 asset impairment charges, operating income for the nine months ended September 30, 2005, included $1.1 billion of benefits due to lower depreciation on the impaired assets. Operating margins improved 162.7 percentage points in the third quarter of 2005 and 59.9 percentage points in the nine months ended September 30, 2005, compared with the same periods of 2004. Asset impairment and net restructuring and other charges negatively impacted the margins for the three and nine months ended September 30, 2004, by 163.3 percentage points and 54.8 percentage points, respectively. The benefits due to lower depreciation positively impacted the margin for the nine months ended September 30, 2005, by 5.3 percentage points. Excluding these items, operating margins were essentially flat in the third quarter of 2005 and the nine months ended September 30, 2005, compared with the same periods of 2004, as operating margin improvements at AT&T Consumer Services were essentially offset by lower operating margins at AT&T Business Services. AT&T Consumer Services’ operating margin improvements resulted primarily from greater rates of decline in selling, general and administrative expenses in relation to revenue. AT&T Business Services’ lower operating margins were primarily reflective of the declining higher-margin long distance retail voice and data businesses coupled with a shift to lower-margin products, such as advanced and wholesale services.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Other income (expense), net	$10	$(34)	$(113)	$(172)
      Other income (expense), net, in the third quarter of 2005 was income of $10 million compared with expense of $34 million in the third quarter of 2004. The favorable variance was primarily due to settlements of insurance claims and legal matters in 2005, losses in 2004 associated with the early repurchase of long-term debt, and increased investment-related income. These improvements were partially offset by an impairment of our investment in leveraged leases of certain aircraft as a result of the bankruptcy filings of Delta Air Lines, Inc. and Northwest Airlines Corp. Other income (expense), net, for the nine months ended September 30, 2005, compared with the same period of 2004, improved $59 million reflecting lower losses on early repurchases of long-term debt and increased investment-related income. Partially offsetting these favorable variances were higher impairment charges of our investment in leveraged leases of certain aircraft, and a settlement in 2004 associated with a business disposition.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      We continue to hold $0.4 billion of investments in leveraged leases, including leases of commercial aircraft. Should the financial difficulties in the U.S. airline industry lead to further bankruptcies or lease restructurings, we could record additional losses associated with our aircraft lease portfolio. In addition, in the event of bankruptcy or renegotiation of lease terms, if any portion of the non-recourse debt is canceled, such amounts would result in taxable income to AT&T and, accordingly, a cash tax expense.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Interest (expense)	$(166)	$(192)	$(538)	$(611)
      Interest (expense) decreased 13.7%, or $26 million, in the third quarter of 2005 compared with the third quarter of 2004, and decreased 12.0%, or $73 million, for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004. These declines were reflective of a lower debt balance due to early debt redemptions and scheduled debt maturities in 2004 and 2005, partially offset by the impact of interest rate step-ups on certain bonds as a result of long-term debt ratings downgrades in 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
(Provision) benefit for income taxes	$(279)	$4,402	$(845)	$4,741
Effective tax rate	35.0%	38.1%	38.5%	41.3%
      The effective tax rate is the (provision) benefit for income taxes as a percentage of income (loss) before income taxes. The effective tax rate for the third quarter of 2005 was positively impacted by tax benefits associated with the settlement of prior-year state income tax liabilities and tax benefits recognized in connection with the Foreign Earnings Repatriation Provision of the American Jobs Creation Act of 2004. The effective income tax benefit rate for the nine months ended September 30, 2004, was positively impacted by approximately 3.2 percentage points due to the reversal of a portion of the valuation allowance we recorded in 2002 attributable to the book and tax basis difference related to our investment in AT&T Latin America. During February 2004, the subsidiaries of AT&T Latin America were sold to Telefonos de Mexico S.A. de C.V., or Telmex, and the AT&T Latin America plan of liquidation became effective. As a result, we no longer needed a portion of the valuation allowance and recorded an income tax benefit of $0.4 billion in the first quarter of 2004.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue(1)
Long distance voice services	$2,063	$2,364	$6,311	$7,363
Local voice services	313	390	1,048	1,183

Total voice services	2,376	2,754	7,359	8,546
Data services	1,505	1,693	4,608	5,098
IP&E services	630	587	1,838	1,705

Total data and IP&E services	2,135	2,280	6,446	6,803
Outsourcing, professional services and other	598	611	1,778	1,779

Total revenue	$5,109	$5,645	$15,583	$17,128
Operating income (loss)	$513	$(11,095)	$1,629	$(10,860)
Capital additions	$344	$391	$1,063	$1,324

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$19,541	$20,621

(1)	Revenue includes equipment and product sales of $118 million and $103 million for the three months ended September 30, 2005 and 2004, respectively, and $310 million and $241 million for the nine months ended September 30, 2005 and 2004, respectively.

Revenue
      AT&T Business Services revenue decreased $0.5 billion, or 9.5%, in the third quarter of 2005 and $1.5 billion, or 9.0%, in the nine months ended September 30, 2005, compared with the same prior-year periods. These declines reflect continued pricing pressure in traditional long distance voice and data services as well as volume weakness in data services.
      Long distance voice revenue in the third quarter of 2005 declined $0.3 billion, or 12.7%, and declined $1.1 billion, or 14.3%, for the nine months ended September 30, 2005, compared with the same prior-year periods. These declines were driven by a decrease in the average price per minute in both the retail and

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
wholesale businesses combined with a decline in retail volumes, primarily due to the impacts of competition and substitution. Partially offsetting these declines was an increase in lower-priced wholesale minutes. Total long distance volumes increased about 10% in the third quarter of 2005 and increased approximately 3% in the nine months ended September 30, 2005, compared with the same prior-year periods. The significant increase in volumes in the third quarter of 2005 reflects increased wholesale business with several wireless carriers.
      Local voice services revenue declined $0.1 billion, or 19.7%, in the third quarter of 2005, and $0.1 billion, or 11.4%, for the nine months ended September 30, 2005, compared with the same prior-year periods. The decrease in both periods reflects declines in our bundled product offers, and lower payphone-related revenue as a result of the sale of our payphone business. In addition, for the nine months ended September 30, 2005, compared to the same period in 2004, the declines reflect lower reciprocal compensation revenue (revenue generated when local exchange carriers use our local network to terminate calls).
      Data services revenue for the third quarter of 2005 declined $0.2 billion, or 11.1%, and $0.5 billion, or 9.6%, for the nine months ended September 30, 2005, compared with the same prior-year periods. The declines were primarily driven by competition, which has led to declining prices. In addition, the declines were attributable to weak demand including the effect of technology migration. For the third quarter of 2005 compared with the same period of 2004, this decline also reflects higher customer disconnects of prepaid network capacity in 2004, which negatively impacted the growth rate by approximately 1.5 percentage points.
      IP&E services revenue increased $43 million, or 7.3%, in the third quarter of 2005, and $0.1 billion, or 7.8%, for the nine months ended September 30, 2005, compared with the same prior-year periods. The increases were primarily attributable to growth in our customer base associated with advanced products such as E-VPN (Enhanced Virtual Private Network) and IP-enabled frame relay services, partially offset by declines in legacy products of Managed Internet Access and Virtual Private Networks.
      Outsourcing, professional services and other revenue declined 2.3% in the third quarter of 2005, and 0.1% for the nine months ended September 30, 2005, compared with the same periods of 2004. These declines were primarily driven by the impact of contract terminations and renegotiations. Partially offsetting the year-to-date decline was strength in government and retail professional services and equipment and product sales.

Operating Income (Loss)
      Operating income was $0.5 billion in the third quarter of 2005, an increase of $11.6 billion, or 104.6%, compared with a loss of $11.1 billion in the third quarter of 2004. Operating income for the nine months ended September 30, 2005, of $1.6 billion increased $12.5 billion compared with an operating loss of $10.9 billion for the nine months ended September 30, 2004. Operating income for the three and nine months ended September 30, 2005, reflects lower asset impairment and net restructuring and other charges of $11.9 billion and $12.0 billion, respectively. As a result of the 2004 asset impairment charges, the nine months ended September 30, 2005, included a net benefit of $1.0 billion due to lower depreciation on the impaired assets. Exclusive of these items, the decline in operating income in the third quarter and nine months ended September 30, 2005, reflects decreased long distance voice and data services revenue partially offset by a reduction in operating expenses due to cost controls.
      Operating margin was 10.0% and (196.5)% for the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, operating margin was 10.5% and (63.4)%, respectively. The asset impairment and net restructuring and other charges negatively impacted the third quarter and nine months ended September 30, 2004 operating margin by 210.0 and 70.1 percentage points, respectively. The net depreciation benefit positively impacted the nine months ended September 30, 2005 operating margin by 6.5 percentage points and had no impact on the third quarter results, when compared to 2004. Excluding the impacts of these items, the decreased margins were primarily reflective of the declining higher-margin long

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
distance retail voice and data businesses coupled with a shift to lower-margin products, such as advanced and wholesale services.

Other Items
      Capital additions were $0.3 billion in the third quarter of 2005 and were $1.1 billion for the nine months ended September 30, 2005. We continue to concentrate the majority of capital spending on our advanced services offerings of IP&E services and data services, both of which include managed services.
      Total assets declined $1.1 billion, or 5.2%, at September 30, 2005, from December 31, 2004, primarily driven by lower net property, plant and equipment and internal-use software as a result of depreciation and amortization expenses, partially offset by capital additions, and lower accounts receivable.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue
Stand-alone long distance voice and other services	$924	$1,256	$2,923	$4,045
Bundled services	575	724	1,854	2,053

Total revenue	$1,499	$1,980	$4,777	$6,098
Operating income	$541	$281	$1,605	$892
Capital additions	$—	$9	$—	$37

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$595	$743

Revenue
      AT&T Consumer Services revenue declined $0.5 billion, or 24.3%, in the third quarter of 2005 and $1.3 billion, or 21.7%, for the nine months ended September 30, 2005, compared with the same prior-year periods. These declines were primarily due to stand-alone long distance voice services, which decreased $0.3 billion to $0.9 billion in the third quarter of 2005, and decreased $1.1 billion to $2.7 billion for the nine months ended September 30, 2005, largely due to the impact of ongoing competition, which has led to a loss of market share, as well as substitution. Partially offsetting the declines in stand-alone long distance voice services were targeted price increases during the latter part of 2004 and throughout 2005. Also contributing to the overall revenue declines was lower bundled services revenue due to our third quarter 2004 strategic decision to shift our focus away from traditional consumer services.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
      Total long distance calling volumes (including long distance volumes sold as part of a bundle) declined approximately 32% for the third quarter of 2005, and approximately 30% in the nine months ended September 30, 2005, compared with the same prior-year periods, primarily as a result of competition and wireless and Internet substitution.

Operating Income
      Operating income increased $0.3 billion, or 92.7%, in the third quarter of 2005 and $0.7 billion, or 80.0%, for the nine months ended September 30, 2005, compared with the same prior-year periods. Operating margin increased to 36.1% in the third quarter of 2005 from 14.2% in the third quarter of 2004, and to 33.6% for the nine months ended September 30, 2005, from 14.6% for the nine months ended September 30, 2004. Operating income for the third quarter and the nine months ended September 30, 2004, included asset impairment and net restructuring and other charges of $0.2 billion. As a result of the 2004 asset impairment charges, operating income for the nine months ended September 30, 2005, included $66 million of benefits due to lower depreciation on assets impaired by AT&T Consumer Services, as well as lower network-related charges from AT&T Business Services. The asset impairment and net restructuring and other charges negatively impacted operating margin for the third quarter and nine months ended September 30, 2004, by 9.5 and 3.1 percentage points, respectively. The net depreciation benefit positively impacted the operating margin for the nine months ended September 30, 2005, by 1.4 percentage points and had no impact on the third quarter 2005 results, when compared to 2004. Excluding these items, the increases in operating margin were primarily due to greater rates of decline in selling, general and administrative expenses and costs of services and products in relation to revenue. The declines in selling, general and administrative expenses reflected reductions in sales and marketing expenses, primarily due to our strategic decision in the third quarter of 2004 to shift our focus away from traditional consumer services. Costs of services and products declined primarily due to reduced bad debt expenses as a result of improved collections and lower revenue. Also contributing to the increase in operating margin were targeted price increases during the latter part of 2004 and throughout 2005. These increases in operating margin were partially offset by a lower rate of decline in access and other connection expenses relative to revenue.

Other Items
      Capital additions declined $9 million during the third quarter of 2005 and $37 million for the nine months ended September 30, 2005, compared with the same prior-year periods, primarily due to our change in strategic focus.
      Total assets declined $0.1 billion at September 30, 2005, from December 31, 2004. The decline was primarily due to lower accounts receivable, reflecting lower revenue and improved cash collections.
Corporate and Other
      This group primarily reflects the results of corporate staff functions, brand licensing fee revenue and the elimination of transactions between segments.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Revenue	$12	$13	$35	$38
Operating (loss)	$(99)	$(511)	$(390)	$(728)
Capital additions	$6	$6	$15	$10

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$9,572	$11,440

Operating (Loss)
      Operating (loss) decreased $412 million to $(99) million for the third quarter of 2005 and decreased $338 million to $(390) million for the nine months ended September 30, 2005, compared with the same periods of 2004. The decreases in operating (loss) in the third quarter of 2005 and the nine months ended September 30, 2005, compared with the respective periods of 2004 were primarily due to lower asset impairment and net restructuring and other charges. Partially offsetting the decreased loss for the nine months ended September 30, 2005, compared with the same period of 2004, were costs recorded in 2005 relating to the pending merger with SBC as well as increased pension expenses primarily as a result of higher loss amortization and a lower expected return resulting from a 25 basis point decrease in both the discount rate and the expected rate of return in 2005.

Other Items
      Total assets decreased $1.9 billion to $9.6 billion at September 30, 2005, from December 31, 2004. This decrease was primarily driven by the maturity of debt and related combined interest rate foreign currency swap agreements in February 2005, as well as the April 2005 early redemption of debt.
Financial Condition

	At	At
	September 30,	December 31,
	2005	2004

	(Dollars in millions)
Total assets	$29,708	$32,804
Total liabilities	$21,833	$25,785
Total shareowners’ equity	$7,875	$7,019
      Total assets declined $3.1 billion, or 9.4%, to $29.7 billion at September 30, 2005, compared with December 31, 2004. Total assets declined primarily as a result of cash payments made related to scheduled maturities of debt, as well as the April 2005 debt repurchase and common stock dividend payments. Cash from operations partially offset these declines (see “Liquidity” discussion for further details). Total assets also declined due to depreciation and amortization expense recorded during the period, lowering property, plant and equipment and other assets. While not impacting total assets, the release of restricted cash and the settlement of a hedge related to debt that matured in February 2005, resulted in a decrease in other current assets with a corresponding increase to cash.
      Total liabilities decreased $4.0 billion, or 15.3%, to $21.8 billion at September 30, 2005, compared with December 31, 2004. The decrease in total liabilities was primarily due to a lower debt balance of $3.0 billion, attributable to scheduled repayments of debt, as well as an April 2005 debt repurchase. Additionally, short-term and long-term compensation and benefit-related liabilities declined by $0.6 billion, primarily due to the payment of year-end bonus and salary accruals, employee separation payments and contributions to the postretirement benefit trust, partially offset by higher pension and postretirement benefit accruals.
      Total shareowners’ equity increased $0.9 billion, or 12.2%, to $7.9 billion at September 30, 2005, compared with December 31, 2004. This increase was primarily due to net income for the period, partially offset by dividends declared.

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
Liquidity

	For the Nine Months
	Ended September 30,

	2005	2004

	(Dollars in millions)
Cash Flows:
Provided by operating activities	$2,728	$4,011
Used in investing activities	(253)	(1,340)
Used in financing activities	(3,336)	(4,397)

Net decrease in cash and cash equivalents	$(861)	$(1,726)

      Net cash provided by operating activities of $2.7 billion for the nine months ended September 30, 2005, declined $1.3 billion from $4.0 billion in the comparable prior-year period, largely driven by the declining stand-alone long distance voice and data businesses. In addition, the year-over-year decrease reflects payments in 2005 for settlements of the At Home Corporation and AT&T shareholder litigation of $220 million net of amounts collected from Comcast Corporation (see note 10 for a further discussion of these matters), as well as higher employee separation payments in 2005. Favorably impacting cash flows in 2005 compared with 2004 was our continued focus on controlling costs.
      Our investing activities resulted in net cash used of $0.3 billion for the nine months ended September 30, 2005, compared with $1.3 billion for the nine months ended September 30, 2004. The decline in net cash used primarily reflects the release of restricted cash related to debt that matured in February 2005, as well as a reduction in capital expenditures. Also contributing to the decline were higher proceeds from sales of property, plant and equipment and businesses.
      During the nine months ended September 30, 2005, net cash used in financing activities was $3.3 billion compared with $4.4 billion for the nine months ended September 30, 2004. During 2005, we made net payments of $3.0 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments) as a result of scheduled maturities and an April 2005 debt repurchase, and paid dividends of $0.6 billion. In addition, reflected as an other financing activity in 2005 was the receipt of approximately $0.3 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the scheduled repayment of debt. During 2004, we made net payments of $4.2 billion to reduce debt (including redemption premiums and foreign currency mark-to-market payments), primarily reflecting the early termination of debt, and paid dividends of $0.6 billion. Reflected as an other financing item in 2004 was the receipt of approximately $0.4 billion for the settlement of a combined interest rate foreign currency swap agreement in conjunction with the early repayment of Euro notes during 2004.

Working Capital and Other Sources of Liquidity
      At September 30, 2005, our working capital ratio (current assets divided by current liabilities) was 1.05.
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
      In the event we need additional financing and SBC agreed to such financing, we could utilize the AT&T Business Services’ 364-day accounts receivable securitization facility, which has been extended through July 2006. The amended AT&T Business Services facility provides for up to $0.8 billion of available financing, limited by the eligible receivables balance, which varies from month to month. Proceeds from the securitization facility are recorded as borrowings and are included in short-term debt. Approximately $0.1 billion was outstanding under the facility at September 30, 2005. On May 6, 2005, we repaid $0.1 billion of borrowings outstanding under the AT&T Consumer Services facility and subsequently terminated this facility. In addition, we have $2.4 billion remaining under a universal shelf registration.
      Further financing is available through the $0.5 billion syndicated 364-day credit facility that was entered into on October 5, 2005. The entire facility can be utilized for letters of credit, which reduces the amount available for borrowings. No borrowings or letters of credit are currently outstanding under this facility. This facility replaced our existing $1.0 billion 364-day credit facility dated October 6, 2004.
      On April 1, 2005, we entered into a $0.3 billion credit facility maturing on March 20, 2006. This credit facility collateralizes our letters of credit issued in the normal course of business, which were previously issued against the $0.5 billion sub-limit in the facility that matured in October 2005. At September 30, 2005, approximately $0.3 billion of letters of credit were collateralized under this facility.
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
      The $1.0 billion credit facility that was in place at September 30, 2005, and the securitization facility contain financial covenants that require us to meet a debt-to-EBITDA (defined as operating income plus depreciation and amortization expenses excluding any asset impairment or net restructuring and other charges) ratio not exceeding 2.25 to 1 (calculated pursuant to the credit facility) and an EBITDA-to-net interest expense ratio of at least 3.50 to 1 (calculated pursuant to the credit facility) for four consecutive quarters ending on the last day of each fiscal quarter. At September 30, 2005, we were in compliance with these covenants. The $0.5 billion credit facility contains similar covenants.

Credit Ratings and Related Debt Implications
      As of September 30, 2005, our credit ratings were as follows:

	Short-Term	Long-Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	Withdrawn	BB+	Watch Positive
Fitch	B	BB+	Watch Positive
Moody’s	Withdrawn	Ba1	Review for Possible Upgrade
      As a result of the SBC merger announcement, on January 31, 2005 and February 1, 2005, Fitch and S&P, respectively, put our long-term debt ratings on “watch positive” and removed the “outlook negative” and, on

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
January 31, 2005, Moody’s placed our long-term debt rating on “review for possible upgrade” and removed the “outlook negative” debt rating. In addition, based on our request, S&P and Moody’s have withdrawn our short-term credit ratings.
      Our access to capital markets, as well as the cost of our borrowings, are affected by our debt ratings. If our debt ratings were downgraded, we would be required to pay higher rates on certain existing debt and could be required to post cash collateral for certain interest-rate swaps in which we were in a net payable position. Additionally, our access to the capital markets may be further restricted and/or such replacement financing may be more costly or have additional covenants than we had in connection with our debt at September 30, 2005.
      AT&T is generally the obligor for debt issuances. However, there are some instances in which AT&T is not the obligor, for example, the securitization facility and certain capital leases. The total debt of these entities, which are fully consolidated, was approximately $0.2 billion at September 30, 2005, and is included within short-term and long-term debt.

Cash Requirements
      Our cash needs for 2005 will primarily relate to capital expenditures, repayment of debt, the payment of dividends and income tax related payments. During April 2005, we repurchased $1.25 billion of our outstanding debt, which resulted in a loss of $0.2 billion. We expect our capital expenditures in 2005 to be approximately $1.5 billion. We expect income tax payments to be significantly higher in 2005 compared with 2004.
      We anticipate contributing approximately $550 million to the U.S. postretirement benefit plans in 2005, approximately $400 million of which was contributed as of September 30, 2005. We expect to contribute approximately $30 million to our U.S. nonqualified pension plan in 2005. No contribution is expected for our U.S. qualified pension plans in 2005.

Contractual Cash Obligations
      We have contractual obligations to purchase certain goods or services from various other parties. During the nine months ended September 30, 2005, we entered into new contracts and modified the commitment amounts of certain existing contracts, including commitments to utilize network facilities from local exchange carriers, which were previously assessed based on termination fees (see discussion below). The net effect of these changes was an increase to our unconditional purchase obligations of approximately $1.3 billion in 2005, $874 million in aggregate for 2006 and 2007, and $52 million in aggregate for 2008 and 2009. A portion of the 2005 obligation was satisfied in the nine months ended September 30, 2005. Also during the nine months ended September 30, 2005, we entered into contracts under which we have calculated the minimum obligation for such agreements based on termination fees that can be paid to exit the contracts. In addition, we modified existing contracts that contained termination fees. The net effect of these changes is an increase to termination fees of approximately $47 million in 2005, $148 million in aggregate for 2006 and 2007, $46 million in aggregate for 2008 and 2009 and $10 million in 2010 and beyond. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
      We have contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts have no minimum volume requirements, and are based on an interrelationship of volumes and discount rates, we assessed our minimum commitment based on the penalties to exit the contracts, assuming we exit the contracts as of December 31 of each year. During the nine months ended September 30, 2005, we entered into new contracts with local exchange carriers, which had minimum purchase requirements and therefore are discussed above and no longer assessed based on termination fees. In

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
addition, the termination fees with other local exchange carriers changed based on increases or decreases to the level of services purchased. The net effect of these changes resulted in a decrease to termination fees of approximately $0.4 billion in 2005, and an increase of approximately $0.7 billion in aggregate for 2006 and 2007, and approximately $0.2 billion in aggregate for 2008 and 2009. Termination fees for any individual contract would not be paid in every year, rather only in the year of termination.
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
Recently Issued Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. We have evaluated the impact to our operations in EU countries that have adopted legislation and have deemed these costs to be immaterial. We will continue to evaluate the impact as other EU-member countries enact legislation. However, if the remaining EU-member countries enact similar legislation, we do not expect a material impact to our results of operations.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Additional guidance to assist in the initial interpretation of this revised statement was subsequently issued by the SEC in Staff Accounting Bulletin No. 107. SFAS No. 123 (revised 2004) eliminates the alternative of using Accounting Principles Board (APB) Opinion No. 25 intrinsic-value method of accounting that was provided for in SFAS No. 123 as originally issued. Effective January 1, 2003, we adopted the fair-value recognition provisions of original

AT&T CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — (Continued)
SFAS No. 123 on a prospective basis and we began to record stock-based compensation expense for all employee awards (including stock options) granted or modified after January 1, 2003, using the nominal vesting approach. Had we used the non-substantive vesting method, which will be required upon adoption, our results of operations would not have been materially different from those reported for the nine months ended September 30, 2005 and 2004. Adoption of the revised standard will require that we begin to recognize expense for unvested awards issued prior to January 1, 2003. Additionally, this standard requires that estimated forfeitures be considered in determining compensation expense. For equity awards other than stock options, we have not previously included estimated forfeitures in determining compensation expense. Accordingly, the difference between the expense we have recognized to date and the compensation expense as calculated considering estimated forfeitures will be reflected as a cumulative effect of accounting change upon adoption. Further, SFAS No. 123 (revised 2004) requires that excess tax benefits be recognized as an addition to paid-in capital and amends SFAS No. 95, “Statement of Cash Flows,” to require that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123 (revised 2004) is effective for annual periods beginning after June 15, 2005, which is January 1, 2006 for us. We intend to elect a modified prospective adoption beginning in the first quarter of 2006 and do not anticipate that the adoption of SFAS No. 123 (revised 2004) will have a material impact on our results of operations.
      In December 2004, the FASB issued FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the accounting and disclosure requirements for the repatriation provision of the Act. The Act creates a one-time tax incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a tax deduction of 85% of dividends received for certain foreign earnings that are repatriated. In an effort to assist taxpayers with the interpretation of the repatriation provision of the Act, in May 2005, the United States Department of Treasury issued detailed guidance on certain technical aspects that required clarification. Based upon this guidance, in the third quarter of 2005 we completed our evaluation of the impact of the repatriation provision and recorded an income tax benefit of $6 million related to deferred taxes previously provided on foreign earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The information required by this Item is contained in the section entitled “Risk Management” in Item 2.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or l5d-15 or otherwise that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Refer to Part 1, Footnote 10, “Commitments and Contingencies” for discussion of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table contains information about our purchases of our equity securities during the third quarter of 2005.
Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
			(or Units)	Shares or Units
	Total Number	Average Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
	(or Units)	Share	Announced Plans	Under the Plans
Period	Purchased(1)(2)	(or Unit)	or Programs	or Programs

July 1, 2005 to July 31, 2005	4,130	$20.6039	0	0

August 1, 2005 to August 31, 2005	9,386	$19.9889	0	0

September 1, 2005 to September 30, 2005	15,970	$19.6058	0	0

Total	29,486	$19.8676	0	0

(1)	Represents restricted stock units and performance shares redeemed to pay taxes related to the vesting of restricted stock units and performance shares awarded under employee benefit plans.

(2)	Does not include shares purchased in the open market by the trustee of our Shareowner Dividend Reinvestment and Stock Purchase Plan as follows: 14,505 shares in July at an average price paid per share of $19.1397; 305,251 shares in August at an average price paid per share of $19.8295; and 36,244 shares in September at an average price paid per share of $19.6365.

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits:

Exhibit
Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b) Reports on Form 8-K
      During the third quarter of 2005, the following reports on Form 8-K were filed and/or furnished: Form 8-K dated July 20, 2005 was furnished pursuant to Item 2.02 (Results of Operations and Financial Condition) and 9.01 (Financial Statements and Exhibits), on July 21, 2005; Form 8-K dated September 16, 2005 was filed pursuant to Item 8.01 (Other Events); and Form 8-K dated September 21, 2005 was filed pursuant to Item 1.01 (Entry into a Material Definitive Agreement).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Corp.

/s/ C.R. Reidy

By: Christopher R. Reidy
Vice President and Controller
Date: November 3, 2005

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